Form 10-K
period 2004-12-31
Celanese CORP
filed 2005-03-31
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

001-32410

(Commission File Number)

CELANESE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0420726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1601 West LBJ Freeway, Dallas, TX	75234-6034
(Address of Principal Executive Offices)	(Zip Code)

(972) 443-4000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which Registered
Series A Common Stock, par value $0.0001 per share	New York Stock Exchange
4.25% Convertible Perpetual Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2004 (the last business day of the registrants' most recently completed second fiscal quarter) is not applicable.

The number of outstanding shares of the registrant's Series A Common Stock, $ 0.0001 par value, as of March 23, 2005 was 59,113,317, and the number of outstanding shares of the registrant's Series B Common Stock, value $0.00001 par value (which was privately held) as of March 23, 2005 was 99,377,884.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of registrants' Definitive Proxy Statement for 2005 are incorporated by reference into Part III.

CELANESE CORPORATION
Form 10-K
For the Fiscal Year Ended December 31, 2004

Basis of Presentation

In this Annual Report on Form 10-K, the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the "Company," "we," "our" and "us" refer to Celanese and its subsidiaries on a consolidated basis. The term "BCP Crystal" refers to our subsidiary BCP Crystal US Holdings Corp., and not its subsidiaries. The term "Purchaser" refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership (Kommanditgesellschaft, KG), and not its subsidiaries, except where otherwise indicated. The term "Original Shareholders" refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms "Sponsor" and "Advisor" refer to certain affiliates of The Blackstone Group.

Celanese is a recently-formed company which does not have any independent external operations other than through the indirect ownership of Celanese AG and Celanese Americas Corporation, their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments. For accounting purposes, Celanese and its consolidated subsidiaries are referred to as the "Successor." See Note 4 to the Consolidated Financial Statements (as defined below) for additional information on the basis of presentation and accounting policies of the Successor.

In October 2004, Celanese and certain of its subsidiaries completed an organizational restructuring (the "Restructuring") pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Basis of Presentation – Impact of the Acquisition of Celanese AG"), the transfer of all of the shares of Celanese Americas Corporation ("CAC") from Celanese Holding GmbH, a wholly owned subsidiary of CAG, to BCP Caylux Holdings Luxembourg S.C.A. ("BCP Caylux") owning 100% of the equity of CAC and indirectly, all of its assets, including subsidiary stock. Thereafter, BCP Caylux transferred certain assets, including its equity ownership interest in CAC to BCP Crystal.

Celanese AG is incorporated as a stock corporation (Aktiengesellschaft, AG) organized under the laws of the Federal Republic of Germany. As used in this document, the term "CAG" refers to (i) prior to the Restructuring, Celanese AG and Celanese Americas Corporation, their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments, and (ii) following the Restructuring, Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments, except that with respect to shareholder and similar matters where the context indicates, "CAG" refers to Celanese AG. For accounting purposes, "Predecessor" refers to CAG and its subsidiaries.

As of the date of this Annual Report, we have two classes of common stock, Series A common stock and Series B common stock, and convertible perpetual preferred stock. In January 2005, Celanese completed an initial public offering of 50,000,000 shares of Series A common stock. The Series A common stock is currently held by public shareholders, the Original Shareholders and certain directors, officers and employees of the Company. All of the Series B common stock is held by the Original Shareholders. Except for (i) a special Series B common stock dividend which we paid to the holders of outstanding shares of Series B common stock on March 9, 2005 and a special cash dividend to be paid to the holders of outstanding shares of Series B common stock on April 7, 2005, in each case as described under "Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy", (ii) the convertibility of Series B common stock into Series A common stock and (iii) the right of the Series B common stock to consent to any changes to our governing documents that would adversely affect the Series B common stock, shares of Series A common stock and shares of Series B common stock are identical, including with respect to voting rights. The Series B common stock will automatically convert into Series A common stock upon payment of the special Series B common stock cash dividend and may also be converted into Series A common stock at any time at the option of the holder. As used in this Annual Report, the term "common stock" means, collectively, the Series A common stock and the Series B common stock, and the term "preferred stock" means the convertible perpetual preferred stock, in each case unless otherwise specified.

Concurrently with the initial public offering of its Series A common stock, Celanese offered 9,600,000 shares of its preferred stock. Holders of the preferred stock are entitled to receive, when, as and if, declared by the Celanese board of directors, out of funds legally available therefore, cash dividends at the rate of 4.25% per annum of liquidation preference, payable quarterly in arrears, commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. The preferred stock is convertible, at the option of the holder, at any time, into shares of our Series A common stock at a conversion rate of 1.25 shares of Series A common stock for each share of preferred stock, subject to adjustments.

Pursuant to a voluntary tender offer commenced in February 2004 (the "Tender Offer"), the Purchaser, an indirect wholly-owned subsidiary of Celanese, in April 2004 acquired approximately 84% of the ordinary shares of CAG (the "CAG Shares") outstanding. All references in this document to the outstanding ordinary shares of CAG exclude treasury shares. As of December 31, 2004, Celanese's indirect ownership of approximately 84% of the outstanding CAG Shares would equate to approximately 84% of the issued CAG Shares (excluding treasury shares). Pursuant to a mandatory offer commenced in September 2004, the Purchaser acquired additional CAG Shares. As a result of these acquisitions, partially offset by the issuance of additional shares of CAG as a result of the exercise of options issued under the CAG stock option plan, as of March 23, 2005, we own approximately 85% of the outstanding CAG Shares.

Following the transfer of CAC to BCP Crystal, (1) BCP Crystal Holdings Ltd. 2 contributed substantially all of its assets and liabilities (including all outstanding capital stock of BCP Caylux) to BCP Crystal and (2) BCP Crystal assumed certain obligations of BCP Caylux, including all rights and obligations of BCP Caylux under the senior credit facilities, the floating rate term loan and the notes. BCP Crystal Holdings Ltd. 2 reorganized as a Delaware limited liability company and changed its name to Celanese Holdings LLC. Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd. reorganized as a Delaware corporation and changed its name to Celanese Corporation. BCP Crystal, at its discretion, may subsequently cause the liquidation of BCP Caylux.

As a result of these transactions, BCP Crystal holds 100% of CAC's equity and, indirectly, all equity owned by CAC in its subsidiaries. In addition, BCP Crystal holds, indirectly, all of the outstanding common stock of CAG held by the Purchaser and all of the wholly owned subsidiaries of Celanese that guarantee BCP Caylux's obligations under the senior credit facilities and guarantee the senior subordinated notes issued on June 8, 2004 and July 1, 2004 on an unsecured senior subordinated basis. See Notes 1 and 16 to the Consolidated Financial Statements (as defined below).

The term "Concurrent Financings" refers, collectively, to the offering our Series A common stock, the offering of our preferred stock, the entering into of our amended and restated senior credit facilities and the use of proceeds therefrom in each case. See "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds." The term "Transactions" refers, collectively, to the Tender Offer, the borrowing of the original $608 million term loan and the $1,565 million senior subordinated bridge loan facilities on April 6, 2004, the June and July 2004 repayment of the senior subordinated bridge loan facilities and the borrowing of the $350 million floating rate term loan and the $1,225 million and €200 million of senior subordinated notes (such June and July 2004 repayment and borrowings, the "Refinancing") and the issuance in September 2004 of $853 million aggregate principal amount at maturity (with $513 million in gross proceeds) of senior discount notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity".

The consolidated financial statements of the Successor for the nine months ended December 31, 2004, and the consolidated financial statements of the Predecessor for the three months ended March 31, 2004 and for each of the years ended December 31, 2003 and 2002 contained in this document (collectively, the "Consolidated Financial Statements") were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for all periods presented. The Consolidated Financial Statements reflect, for the periods indicated, the financial condition, results of operations and cash flows of the businesses transferred to CAG from Hoechst Aktiengesellschaft, also referred to as "Hoechst" in this document, in a demerger that became effective on October 22, 1999, adjusted for acquisitions and divestitures. The Consolidated Financial Statements and other financial information included in this document, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

CAG is a foreign private issuer and previously filed its consolidated financial statements as of December 31, 2003 and 2002 in its Annual Report on Form 20-F. CAG changed its fiscal year to end on September 30 and also filed its consolidated financial statements as of September 30, 2004 and for the nine months then ended in its 2004 Annual Report on Form 20-F. In accordance with German law, the reporting currency of the CAG consolidated financial statements is the euro. As a result of the Purchaser's acquisition of voting control of CAG, the financial statements of CAG contained in this document are reported in U.S. dollars to be consistent with our reporting requirements. For CAG's reporting requirements, the euro continues to be the reporting currency.

In the preparation of other information included in this document, euro amounts have been translated into U.S. dollars at the applicable historical rate in effect on the date of the relevant event/period. For purposes of prospective information, euro amounts have been translated into U.S. dollars using the rate in effect on December 31, 2004. Our inclusion of this information is not meant to suggest that the euro amounts actually represent such dollar amounts or that such amounts could have been converted into U.S. dollars at any particular rate, if at all.

Market Industry and Data Forecasts

This document includes industry data and forecasts that Celanese has prepared based, in part, upon industry data and forecasts obtained from industry publications and surveys and internal company surveys. Third-party industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. In this document, the terms "SRI Handbook," "CMAI Methanol Analysis," "Nexant Chem Study 2003," "Nexant Chem Study 2002" and "Tecnon Orbichem Survey" refer to the SRI International Chemical Economics Handbook, CMAI 2002-2003 World Methanol Analysis, Nexant Chem Systems September 2003 PERP Acetic Acid Study, Nexant Chem Systems February 2002 Vinyl Acetate Study and Tecnon Orbichem Acetic Acid and Vinyl Acetate World Survey September 2003 report, respectively. The statements regarding Celanese's market position in this document are based on information derived from the SRI Handbook, CMAI Methanol Analysis, Tecnon Orbichem Survey, Nexant Chem Study 2002 and Nexant Chem Study 2003.

AO Plus™, BuyTiconaDirect™, CelActiv®, Celanex®, Celcon®, Celstran®, Celvolit®, Compel®, GUR®, Hoecat®, Hostaform®, Impet®, Impet-HI®, Mowilith®, Nutrinova® DHA, Riteflex®, Sunett®, Topas®, Vandar®, VAntage™, Vectra®, Vectran®, Vinamul®, Elite®, Duroset® and certain other products and services named in this document are registered trademarks and service marks of CAG. Fortron® is a registered trademark of Fortron Industries, a joint venture of Celanese.

Special Note Regarding Forward-Looking Statements

Investors are cautioned that the forward-looking statements contained in this Annual Report involve both risk and uncertainty. Many important factors could cause actual results to differ materially from those anticipated by these statements. Many of these factors are macroeconomic in nature and are, therefore, beyond our control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements May Prove Inaccurate."

Item 1.    Business

Celanese Corporation

We are an integrated global producer of value-added industrial chemicals and have #1 or #2 market positions worldwide in products comprising the majority of our sales. We are also the world's largest producer of acetyl products, including acetic acid, vinyl acetate monomer (VAM) and polyacetal products (POM) and a leading global producer of high-performance engineered polymers used in consumer and industrial products and designed to meet highly technical customer requirements. Our operations are located in North America, Europe and Asia. In addition, we have substantial ventures primarily in Asia. We believe we are one of the lowest-cost producers of key building block chemicals in the acetyls chain, such as acetic acid and VAM, due to our economies of scale, operating efficiencies and proprietary production technologies.

We have a large and diverse global customer base consisting principally of major companies in a broad array of industries. For the three months ended March 31, 2004 approximately 46% of our net sales by the Predecessor was to customers located in North America, approximately 42% to customers in Europe and approximately 12% to customers in Asia, Australia and the rest of the world. For the nine months ended December 31, 2004, approximately 47% of our net sales by the Successor was to customers located in North America, approximately 40% to customers in Europe and approximately 13% to customers in Asia, Australia and the rest of the world.

Segment Overview

We operate through four business segments: Chemical Products, Technical Polymers Ticona, Acetate Products and Performance Products. The table below illustrates each segment's net sales to external customers for the three months ended March 31, 2004, by the Predecessor and for the nine months ended December 31, 2004, by the Successor, as well as each segment's major products and end use markets.

	Chemical Products	Technical Polymers Ticona	Acetate Products(2)	Performance Products
2004 Net Sales(1)
• Predecessor (three months ended March 31, 2004)	$789 million	$227 million	$172 million	$44 million
• Successor (nine months ended December 31, 2004)	$2,491 million	$636 million	$523 million	$131 million
Major Products	• Acetic acid • Vinyl acetate monomer (VAM) • Polyvinyl alcohol (PVOH) • Emulsions • Acetic anhydride • Acetate esters • Carboxylic acids • Methanol	• Polyacetal products (POM) • UHMW-PE (GUR) • Liquid crystal polymers (Vectra) • Polyphenylene sulfide (Forton)	• Acetate tow • Acetate filament	• Sunett sweetener • Sorbates
Major End-Use Markets	• Paints • Coatings • Adhesives • Lubricants • Detergents	• Fuel system components • Conveyor belts • Electronics • Seat belt mechanisms	• Filter products • Textiles	• Beverages • Confections • Baked goods • Dairy products

(1)	Net sales of $1,243 million for the Predecessor for the three months ended March 31, 2004 and $3,826 million for the Successor for the nine months ended December 31, 2004, also include $11 million and $45 million in net sales from Other Activities, respectively, primarily attributable to our captive insurance companies. 2004 net sales of Chemical Products excludes inter-segment sales of $29 million with respect to the Predecessor for the three months ended March 31, 2004 and $82 million with respect to the Successor for the nine months ended December 31, 2004.

(2)	In October 2004, we announced our plans to discontinue filament production by mid-2005 and to consolidate our flake and tow production at three sites, instead of the current five.

Chemical Products

Our Chemical Products segment produces and supplies acetyl products, including acetic acid, acetate esters, vinyl acetate monomer, polyvinyl alcohol and emulsions. We are a leading global producer of acetic acid, the world's largest producer of vinyl acetate monomer and the largest North American producer of methanol, the major raw material used for the production of acetic acid. We are also the largest polyvinyl alcohol producer in North America. These products are generally used as building blocks for value-added products or in intermediate chemicals used in the paints, coatings, inks, adhesives, films, textiles and building products industries. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products. For the three months ended March 31, 2004, net sales by the Predecessor to external customers of acetyls were $371 million, acetyl derivatives and polyols were $205 million and all other business lines combined totaled $213 million. For the nine months ended December 31, 2004, net sales by the Successor to external customers of acetyls were $1,187 million, acetyl derivatives and polyols were $691 million and all other business lines combined totaled $613 million.

Technical Polymers Ticona

Our Technical Polymers Ticona segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. Together with our 45%-owned venture Polyplastics, our 50%-owned venture Korea Engineering Plastics Company Ltd., or KEPCO, and Fortron Industries, our 50-50 venture with Kureha Chemicals Industry of Japan, we are a leading participant in the global technical polymers business. The primary products within the Ticona segment are polyacetal products or POM, and GUR, an ultra-high molecular weight polyethylene. POM is used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. For the three months ended March 31, 2004, sales by the Predecessor to external customers in the Technical Polymers Ticona segment totaled $227 million. For the nine months ended December 31, 2004, sales by the Successor to external customers in the Technical Polymers Ticona segment totaled $636 million.

Acetate Products

Our Acetate Products segment primarily produces and supplies acetate tow, which is used in the production of filter products and acetate filament, which is used in the apparel and home furnishing industries. Our acetate products are sold into a diverse set of end market applications, including filter products, fashion apparel, linings and home furnishings. We are one of the world's leading producers of acetate tow and acetate filament, including production by our ventures in China. In October 2004, we announced plans to consolidate our acetate flake and tow manufacturing by early 2007 and to exit the acetate filament business by mid-2005. This restructuring is being implemented to increase efficiency, reduce over-capacities in certain manufacturing areas and to focus on products and markets that provide long-term value. For the three months ended March 31, 2004, sales by the Predecessor to external customers for the Acetate Products segments were $172 million. For the nine months ended December 31, 2004, sales by the Successor to external customers for the Acetate Products segments were $523 million.

Performance Products

The Performance Products segment operates under the trade name of Nutrinova and produces and sells Sunett high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries. For the three months ended March 31, 2004, sales by the Predecessor to external customers of Performance Products were $44 million. For the nine months ended December 31, 2004, sales by the Successor to external customers of Performance Products were $131 million.

Competitive Strengths

We have benefited from a number of competitive strengths, including the following:

Leading Market Positions

We have #1 or #2 market positions globally in products that make up a majority of our sales, according to the SRI Handbook and the Tecnon Orbichem Survey. We are a leading global producer of acetic acid and the world's largest producer of vinyl acetate monomer. Ticona and our ventures, Polyplastics and KEPCO, are leading suppliers of polyacetal products and other engineering resins in North America, Europe and the Asia/Pacific region. Our leadership positions are based on our large share of global production capacity, operating efficiencies, proprietary technology and competitive cost structures in our major products.

Proprietary Production Technology and Operating Expertise

Our production of acetyl products employs industry leading proprietary and licensed technologies, including our proprietary AO Plus acid-optimization technology for the production of acetic acid and VAntage vinyl acetate monomer technology. AO Plus enables plant capacity to be increased with minimal investment, while VAntage enables significant increases in production efficiencies, lower operating costs and increases in capacity at ten to fifteen percent of the cost of building a new plant.

Low Cost Producer

Our competitive cost structures are based on economies of scale, vertical integration, technical know-how and the use of advanced technologies.

Global Reach

We operate 29 production facilities (excluding our ventures) throughout the world, with major operations in North America, Europe and Asia. Ventures owned by us and our partners operate ten additional facilities. Our infrastructure of manufacturing plants, terminals, and sales offices provides us with a competitive advantage in anticipating and meeting the needs of our global and local customers in well-established and growing markets, while our geographic diversity reduces the potential impact of volatility in any individual country or region. We have a strong and growing presence in Asia (particularly in China) where ventures owned by us and our partners operate three additional facilities.

International Strategic Investments

Our strategic investments, including our ventures, have enabled us to gain access, minimize costs and accelerate growth in new markets, while also generating significant cash flow and earnings. Our equity investments and cost investments represent an important component of our growth strategy. During the nine months ended December 31, 2004, we received $55 million in dividends from our strategic investments. During the three months ended March 31, 2004, we received $22 million in dividends and other distributions from our strategic investments.

Diversified Products and End-Use Markets

We offer our customers a broad range of products in a wide variety of end-use markets. For example, the Technical Polymers Ticona business offers customers a broad range of high-quality engineering plastics to meet the needs of customers in numerous end-use markets, such as automotive, electrical/electronics, appliance and medical. The Chemical Products segment has leading market positions in an integrated chain of basic and performance-based acetyl products, sold into diverse industrial applications. This product diversity and market exposure help us to reduce the potential impact of volatility in any individual market segment.

Business Strategies

We are focused on increasing operating cash flows, profitability, return on investment and shareholder value, which we believe can be achieved through the following business strategies:

Maintain Cost Advantage and Productivity Leadership

We continually seek to reduce our production and raw material costs. We announced in July 2003 that we intend to purchase most of our North American internal methanol requirements from Southern

Chemical Corporation beginning in July 2005 under a multi-year agreement at a lower cost than our present cost for methanol. Our advanced process control (APC) projects generate savings in energy and raw materials while increasing yields in production units. Most significantly, we intend to intensify the implementation of Six Sigma, which has become a pervasive and important tool in both operations and administration for achieving greater productivity and growth. We are also engaged in several projects and process technology improvements focused on energy reduction. For example, by implementing modifications and improvements in the distillation systems at our Calvert City, Kentucky polyvinyl alcohol plant, we were able to achieve a 17% reduction in steam usage. Using less energy-intense technology to more efficiently reduce acetic acid impurities at our Clear Lake Plant has also enabled reductions in steam and electricity usage. We intend to continue using best practices to reduce costs and increase equipment reliability in maintenance and project engineering.

Focused Business Investment

We intend to continue investing strategically in growth areas, including new production capacity, to extend our global market leadership position. Historically, our strong market position has enabled us to initiate capacity growth to take advantage of projected demand growth. For example, we are building a 600,000 metric ton per year world-scale acetic acid plant in China, the world's fastest growing market for acetic acid and its derivatives. We also increased the capacity of our GUR ultra-high molecular weight polyethylene plant in Germany by 1/3 to 10,000 tons per year in the third calendar quarter of 2004, and in 2004, we also increased our North American polyacetal capacity at our Bishop facility by 20% to 102,000 tons. We expect to continue to benefit from our investments and capacity expansion that enable us to meet increases in global demand.

Maximize Cash Flow and Reduce Debt

Despite a difficult operating environment over the past several years, we have generated a significant amount of operating cash flow. Between January 1, 2002 and March 31, 2004, the Predecessor generated over $650 million of net cash provided by operating activities. Between April 1, 2004 and December 31, 2004, the Successor consumed over $63 million of net cash used in operating activities. The cash flow used by operations was affected by the one-time payment of a $95 million obligation to a third party, $59 million associated with the exercising of stock appreciation rights, pension contributions totaling $409 million and higher interest expense due to increased debt levels. We expect improvement in our operating cash flow through increased productivity in our operations, increased cash dividends from our ventures, reduced pension contributions and pursuing additional cost reduction efforts. We believe in a focused capital expenditure plan that is dedicated to attractive investment projects. We intend to use our free cash flow to reduce indebtedness and selectively expand our businesses. The operating cash flow used by the Predecessor for the three months ended March 31, 2004 was $107 million. As of December 31, 2004, we had total debt of $3,387 million and cash and cash equivalents of $838 million.

Deliver Value-Added Solutions

We continually develop new products and industry leading production technologies that solve our customers' problems. For example, Ticona has worked closely with fuel system suppliers to develop an acetal copolymer with the chemical and impact resistance necessary to withstand exposure to hot diesel fuels. In our emulsions business, we pioneered a technological solution that leads the industry in product offerings for ecologically friendly emulsions for solvent-free interior paints. We believe that our customers value our expertise, and we will continue to work with them to enhance the quality of their products.

Enhance Value of Portfolio

We will continue to further optimize our business portfolio through divestitures, acquisitions and strategic investments that enable us to focus on businesses in which we can achieve market, cost and technology leadership over the long term. In addition, we intend to continue to expand our product mix into higher value-added products. For example, we have begun construction of a 600,000 metric ton acetic acid plant in China, the world's fastest growing market for acetic acid. The plant is expected to come on stream in late 2006 or early 2007. We also divested non-core businesses, such as acrylates, which we sold to Dow in February 2004. We also acquired Vinamul Polymers, the North American and European emulsions business of Imperial Chemical Industries PLC in February 2005.

Business Segments

Chemical Products

The Chemical Products segment consists of six business lines: Acetyls, Acetyl Derivatives and Polyols, Polyvinyl Alcohol, Emulsions, Specialties, and other chemical activities. All business lines in this segment mainly conduct business using the "Celanese" trade name, except Polyvinyl Alcohol, which uses the trademark Celvol, and Emulsions, which uses the trademarks Mowilith and Celvolit. In February 2005, Celanese acquired the Vinamul Polymers, the North American and European emulsion polymer business of Imperial Chemical Industries PLC, which primarily uses the trademarks Vinamul, Elite and Duroset. The following table lists key products and their major end use markets.

Key Chemical Products	Major End Use Markets
Methanol	Formaldehyde and Acetic Acid
Acetic Acid	Vinyl Acetate Monomer, Acetic Anhydride and Purified Terephtalic Acid or PTA, an Intermediate used in the production of Polyester resins, films and fibers
Acetic Anhydride	Cellulose Acetate and Pharmaceuticals
Vinyl Acetate Monomer	Paints, Adhesives, Paper Coatings, Films and Textiles
Acetate Esters	Coatings, Inks
Oxo Alcohols	Plasticizers, Acrylates, Esters, Solvents and Inks
Polyvinyl Alcohol	Adhesives, Building Products, Paper Coatings, Films and Textiles
Emulsions	Water-Based Quality Surface Coatings, Adhesives, Non-Woven Textiles and Glass Fibers
Emulsion Powders	Building Products
Carboxylic Acids	Lubricants, Detergents and Specialties
Amines	Agricultural Products and Water Treatments

Business Lines

Acetyls.    The acetyls business line produces:

•	Acetic acid, used to manufacture vinyl acetate monomer and other acetyl derivatives. We manufacture acetic acid for our own use, as well as for sale to third parties, including producers of purified terephthalic acid, or PTA, and to other participants in the acetyl derivatives business;

•	Vinyl acetate monomer, used in a variety of adhesives, paints, films, coatings and textiles. We manufacture vinyl acetate monomer for our own use, as well as for sale to third parties;

•	Methanol, principally used internally in the production of acetic acid and formaldehyde. The balance is sold to the merchant market;

•	Acetic anhydride, a raw material used in the production of cellulose acetate, detergents and pharmaceuticals; and

•	Acetaldehyde, a major feedstock for the production of polyols. Acetaldehyde is also used in other organic compounds such as pyridines, which are used in agricultural products.

We are a leading global producer of acetic acid and the world's leading producer of vinyl acetate monomer according to the Tecnon Orbichem Survey. According to data from the CMAI Methanol Analysis, we are the largest producer of methanol in North America.

Acetic acid, methanol, and vinyl acetate monomer, like other commodity products, are characterized by cyclicality in pricing. The principal raw materials in these products are natural gas and ethylene, which we purchase from numerous sources; carbon monoxide, which we purchase under long-term contracts; methanol, which we both manufacture and purchase under short-term contracts; and butane, which we purchase from one supplier and can also obtain from other sources. All these raw materials, except carbon monoxide, are commodities and are available from a wide variety of sources.

Our production of acetyl products employs leading proprietary and licensed technologies, including our proprietary AO Plus acid-optimization technology for the production of acetic acid and VAntage vinyl acetate monomer technology. AO Plus enables plant capacity to be increased with minimal investment, while VAntage enables significant increases in production efficiencies, lower operating costs and increases in capacity at 10 to 15 percent of the cost of building a new plant.

Acetyl Derivatives and Polyols.    The acetyl derivatives and polyols business line produces a variety of solvents, polyols, formaldehyde and other chemicals, which in turn are used in the manufacture of paints, coatings, adhesives, and other products.

Many acetyl derivatives products are derived from our production of acetic acid and oxo alcohols. Primary products are:

•	Ethyl acetate, an acetate ester that is a solvent used in coatings, inks and adhesives and in the manufacture of photographic films and coated papers;

•	Butyl acetate, an acetate ester that is a solvent used in inks, pharmaceuticals and perfume;

•	Propyl acetate, an acetate ester that is a solvent used in inks, lacquers and plastics;

•	Methyl ethyl ketone, a solvent used in the production of printing inks and magnetic tapes;

•	Butyric acid, an intermediate for the production of esters used in artificial flavors;

•	Propionic acid, an organic acid used to protect and preserve grain; and

•	Formic acid, an organic acid used in textile dyeing and leather tanning.

Polyols and formaldehyde products are derivatives of methanol and are made up of the following products:

•	Formaldehyde, primarily used to produce adhesive resins for plywood, particle board, polyacetal products engineering resins and a compound used in making polyurethane;

•	Polyol products such as pentaerythritol, used in coatings and synthetic lubricants; trimethylolpropane, used in synthetic lubricants; neopentyl glycol, used in powder coatings; and 1,3-butylene glycol, used in flavorings and plasticizers.

Oxo alcohols and intermediates are produced from propylene and ethylene and include:

•	Butanol, used as a solvent for lacquers, dopes and thinners, and as an intermediate in the manufacture of chemicals, such as butyl acrylate;

•	Propanol, used as an intermediate in the production of amines for agricultural chemicals, and as a solvent for inks, resins, insecticides and waxes; and

•	Synthesis gas, used as an intermediate in the production of oxo alcohols and specialties.

Acetyl derivatives and polyols are commodity products characterized by cyclicality in pricing. The principal raw materials used in the acetyl derivatives business line are acetic acid, various alcohols, methanol, acetaldehyde, propylene, ethylene and synthesis gas. We manufacture many of these raw materials for our own use as well as for sales to third parties, including our competitors in the acetyl derivatives business. We purchase propylene and ethylene from a variety of sources. We manufacture acetaldehyde for our European production, but we purchase all acetaldehyde requirements for our North American operations from third parties. Acetaldehyde is also available from other sources.

Polyvinyl Alcohol.    Polyvinyl alcohol, or PVOH, is a performance chemical engineered to satisfy particular customer requirements. It is used in adhesives, building products, paper coatings, films and textiles. The primary raw material to produce polyvinyl alcohol is vinyl acetate monomer, while acetic acid is produced as a by-product. Prices vary depending on industry segment and end use application. Products are sold on a global basis, and competition is from all regions of the world. Therefore, regional economies and supply and demand balances affect the level of competition in other regions. According to Stanford Research International's December 2003 report on PVOH, we are the largest North American producer of polyvinyl alcohol and the third largest producer in the world.

Emulsions.    We purchased the emulsions business of Clariant AG on December 31, 2002, and the Vinamul emulsions business of ICI in February 2005. The products from the Clariant AG business are sold under the Mowilith and Celvolit brands, and the products from the Vinamul emulsions business are sold under the Vinamul, Elite and Duroset brands. These products include conventional emulsions, high-pressure vinyl acetate ethylene emulsions, and powders. Emulsions are made from vinyl acetate monomer, acrylate esters and styrene. Emulsions are a key component of water-based quality surface coatings, adhesives, non-woven textiles and other applications.

Specialties.    The specialties business line produces:

•	Carboxylic acids such as pelargonic acid, used in detergents and synthetic lubricants, and heptanoic acid, used in plasticizers and synthetic lubricants;

•	Amines such as methyl amines, used in agrochemicals, monoisopropynol amines, used in herbicides, and butyl amines, used in the treatment of rubber and in water treatment; and

•	Oxo derivatives and special solvents, such as crotonaldehyde, which is used by the Performance Products segment for the production of sorbates, as well as raw materials for the fragrance and food ingredients industry.

The prices for these products are relatively stable due to long-term contracts with customers whose industries are not generally subject to the cyclical trends of commodity chemicals.

The primary raw materials for these products are olefins and ammonia, which are purchased from world market suppliers based on international prices.

In March 2002, we formed Estech, a venture with Hatco Corporation, a leading producer of synthetic lubricants, for the production and marketing of neopolyol esters or NPEs. This venture, in which we hold a 51 percent interest, built and operates a 7,000 metric ton per year NPE plant at our Oberhausen, Germany site. The plant came on stream in the fourth quarter of 2003. Neopolyol esters are used as base stocks for synthetic lubricants in refrigeration, automotive, aviation and industrial applications, as well as in hydraulic fluids. We supply Estech with carboxylic acids and polyols, the main raw materials for producing NPEs.

We contributed our commercial, technical and operational oxo business activities in Oberhausen, Germany to European Oxo GmbH, Celanese's European oxo chemicals venture with Degussa AG. The venture began operations in October 2003.

Facilities

The Chemical Products segment has production sites in the United States, Canada, Mexico, Singapore, Spain, Sweden, Slovenia, the United Kingdom, the Netherlands and Germany. The emulsions business line also has tolling arrangements in the United Kingdom, France and Greece. We also participate in a venture in Saudi Arabia that produces methanol and MTBE. Over the last few years, we have continued to shift our production capacity to lower cost production facilities while expanding in growth markets, such as China. As a result, we shut down our formaldehyde unit in Edmonton, Alberta, Canada in mid-2004. We have commenced building a 600,000 metric ton acetic acid plant in Nanjing, China, which is expected to come on stream in late 2006 or early 2007.

Capital Expenditures

The Chemical Products segment's capital expenditures by the Successor for the nine months ended December 31, 2004 were $64 million. The Chemical Products segment's capital expenditures by the Predecessor were $15 million for the three months ended March 31, 2004, and $109 million and $101 million for the years ended 2003 and 2002, respectively. The capital expenditures incurred during the last three years related primarily to efficiency and safety improvement-related items associated with the normal operations of the business, as well as spending for a new plant for synthesis gas, and important raw material for the production of oxo alcohols and specialties, at our Oberhausen site. The new plant, which supplies European Oxo GmbH and CAG, came on stream in the third quarter of 2003 and has improved reliability and reduced production costs. Capital expenditures in 2003 also included the integration of a company-wide SAP system.

Markets

The following table illustrates net sales by destination of the Chemical Products segment by geographic region of the Successor for the nine months ended December 31, 2004, and of the Predecessor for the three months ended March 31, 2004, and for the years ended December 31, 2003 and 2002.

	Successor		Predecessor
	Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31,
					2003		2002
			(in millions)
	$	% of Segment	$	% of Segment	$	% of Segment	$	% of Segment
North America	$949	38%	$306	39%	1,181	39%	1,039	44%
Europe/Africa	965	39%	314	40%	1,183	40%	817	35%
Asia/Australia	484	19%	144	18%	522	18%	418	18%
Rest of World	93	4%	25	3%	82	3%	71	3%

The Chemical Products segment markets its products both directly to customers and through distributors. It also utilizes a number of "e-channels", including its website at www.chemvip.com, as well as system to system linking through its industry portal, Elemica.

In the acetyls business line, the methanol market is global and highly dependent on the demand for products made from methanol. In addition to our own demands for methanol, our production is sold to a few regional customers who are manufacturers of chemical intermediates and to a lesser extent, by manufacturers in the wood products industry. We typically enter into short-term contracts for the sale of methanol. Acetic acid and vinyl acetate monomer are global businesses which have several large customers. Generally, we supply these global customers under multi-year contracts. The customers of acetic acid and vinyl acetate monomer produce polymers used in water-based paints, adhesives, paper coatings, film modifiers and textiles. We have long-standing relationships with most of these customers.

Polyvinyl alcohol is sold to a diverse group of regional and multinational customers mainly under single year contracts. The customers of the polyvinyl alcohol business line are primarily engaged in the production of adhesives, paper, films, building products, and textiles.

Emulsions and emulsion powders are sold to a diverse group of regional and multinational customers. Customers for emulsions are manufacturers of water-based quality surface coatings, adhesives, and non-woven textiles. Customers for emulsion powders are primarily manufacturers of building products.

Acetyl derivatives and polyols are sold to a diverse group of regional and multinational customers both under multi-year contracts and on the basis of long-standing relationships. The customers of acetyl derivatives are primarily engaged in the production of paints, coatings and adhesives. In addition to our own demand for acetyl derivatives to produce cellulose acetate, we sell acetyl derivatives to other participants in the cellulose acetate industry. We manufacture formaldehyde for our own use as well as for sale to a few regional customers that include manufacturers in the wood products and chemical derivatives industries. The sale of formaldehyde is based on both long and short term agreements. Polyols are sold globally to a wide variety of customers, primarily in the coatings and resins and the specialty products industries. Oxo products are sold to a wide variety of customers, primarily in the construction and automotive industries and are used internally to produce acetyl derivatives. The oxo market is characterized by oversupply and numerous competitors.

The specialties business line primarily serves global markets in the synthetic lubricant, agrochemical, rubber processing and other specialty chemical areas. Much of the specialties business line involves "one customer, one product" relationships, where the business develops customized products with the customer, but the specialties business line also sells several chemicals which are priced more like commodity chemicals.

Competition

Our principal competitors in the Chemical Products segment include Air Products and Chemicals, Inc., Atofina S.A., BASF, Borden Chemical, Inc., BP p.l.c. ("BP"), Chang Chun Petrochemical Co., Ltd., Daicel, Dow, Eastman Chemical Corporation ("Eastman"), E. I. DuPont de Nemours and Company ("DuPont"), Methanex Corporation, Lyondell, Nippon Goshei, Perstorp Inc., Rohm & Haas Company, Showa Denko K.K., and Kuraray Co. Ltd.

Technical Polymers Ticona

Ticona develops, produces and supplies a broad portfolio of high performance technical polymers. The following table lists key Ticona products, their trademarks, and their major end use markets.

Key Ticona Products	Major End Use Markets
Hostaform/Celcon (Polyacetal products)	Automotive, Electronics, Consumer Products and Medical
GUR (Ultra High Molecular Weight) Polyethylene or PE-UHMW	Profiles, Battery Separators, Industrial Specialties Filtration, Coatings and Medical
Celanex/Vandar/Riteflex/Impet (Polyester Engineering Resins)	Electrical, Electronics, Automotive and Appliances
Vectra (Liquid Crystal Polymers)	Electronics, Telecommunications, Consumer and Medical
Fortron* (Polyphenylene Sulfide or PPS)	Electronics, Automotive and Industrial
Celstran, Compel (long fiber reinforced thermoplastics	Automotive and Industrial

* Fortron is a registered trademark of Fortron Industries.

Ticona's technical polymers have chemical and physical properties enabling them, among other things, to withstand high temperatures, resist chemical reactions with solvents and resist fracturing or stretching. These products are used in a wide range of performance-demanding applications in the automotive and electronics sectors and in other consumer and industrial goods, often replacing metal or glass.

Ticona is a business oriented to enable innovations for its customers while closely working together with them for a new development. Ticona focuses its efforts on developing new markets and applications for its product lines, often developing custom formulations to satisfy the technical and processing requirements of a customer's applications. For example, Ticona has worked closely with fuel system suppliers to develop an acetal copolymer with the chemical and impact resistance necessary to withstand exposure to hot diesel fuels in the new generation of common rail diesel engines. The product can also be used in automotive fuel sender units where it remains stable at the high operating temperatures present in direct-injection diesel engines.

Ticona's customer base consists primarily of a large number of plastic molders and component suppliers, which are often the primary suppliers to original equipment manufacturers, or OEMs. Ticona works with these molders and component suppliers as well as directly with the OEMs to develop and improve specialized applications and systems.

Prices for most of these products, particularly specialized product grades for targeted applications, generally reflect the value added in complex polymer chemistry, precision formulation and compounding, and the extensive application development services provided. The specialized product lines are not particularly susceptible to cyclical swings in pricing. Polyacetal products pricing, mainly in standard grades, is, however, somewhat more price competitive, with many minimum-service providers competing for volume sales.

Business Lines

Polyacetal products are sold under the trademark Hostaform in all regions but North America, where we sell them under the trademark Celcon. Polyplastics, in which we hold a 45% ownership interest, and Korea Engineering Plastics, in which we hold a 50% ownership interest, are leading suppliers of polyacetal products and other engineering resins in the Asia/Pacific region. Polyacetal products are used for mechanical parts, including door locks and seat belt mechanisms, in automotive applications and in electrical, consumer and medical applications such as drug delivery systems and gears for appliances.

The primary raw material for polyacetal products is formaldehyde, which is manufactured from methanol. Ticona currently purchases formaldehyde in the United States from our Chemical Products segment and, in Europe, manufactures formaldehyde from purchased methanol.

GUR an ultra high molecular weight polyethylene or PE-UHMW, is an engineered material used in heavy-duty automotive and industrial applications such as car battery separator panels and industrial conveyor belts, as well as in specialty medical and consumer applications, such as porous tips for marker pens, sports equipment and prostheses. GUR Micro powder grades are used for high performance filters, membranes, diagnostic devices, coatings and additives for thermoplastics & elastomers. PE-UHMW fibers are also used in protective ballistic applications. The basic raw material for GUR is ethylene.

Celstran and Compel are long fiber reinforced thermoplastics, which impart extra strength and stiffness, making them more suitable for larger parts than conventional thermoplastics.

Polyesters such as Celanex polybutylene terephthalate, or PBT, and Vandar, a series of PBT-polyester blends, are used in a wide variety of automotive, electrical and consumer applications, including ignition system parts, radiator grilles, electrical switches, appliance housings, boat fittings and perfume bottle caps. Raw materials for polyesters vary. Base monomers, such as dimethyl terephthalate or DMT and PTA, are widely available with pricing dependent on broader polyester fiber and packaging resins market conditions. Smaller volume specialty co-monomers for these products are typically supplied by a few companies.

Liquid crystal polymers, or LCPs, such as Vectra, are used in electrical and electronics applications and for precision parts with thin walls and complex shapes.

Fortron, a polyphenylene sulfide, or PPS, product, is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance, including fuel system parts, radiator pipes and halogen lamp housings, and often replaces metal in these demanding applications. Fortron is manufactured by Fortron Industries, Ticona's 50-50 venture with Kureha Chemicals Industry of Japan.

In December 2004, we approved a plan to dispose of Ticona's Cyclo-olefin Copolymer ("COC") business.

Facilities

Ticona has polymerization, compounding and research and technology centers in Germany, Brazil and the United States. Ticona's Kelsterbach, Germany production site is located in close proximity to one of the sites being considered for a new runway under the Frankfurt airport's expansion plans. The construction of this particular runway could have a negative effect on the plant's current production capacity and future development. While the state government of Hesse and the owner of the airport promote the expansion of this option, it is uncertain whether this option is in accordance with applicable laws. Although the government of the state of Hesse expects the plan approval for the airport expansion in 2007 and the start of operations in 2009-2010, neither the final outcome of this matter nor its timing can be predicted at this time.

Capital Expenditures

Ticona's capital expenditures by the Successor for the nine months ended December 31, 2004 was $64 million. Ticona's capital expenditures by the Predecessor were $20 million for the three months ended March 31, 2004, and $56 million and $61 million for the years 2003 and 2002, respectively. Ticona had expenditures in each of these three years relating primarily to efficiency and safety improvement-related items associated with the normal operations of the business. In 2004, Ticona completed its expansion of its Oberhausen GUR PE-UHMW capacity by 10,000 metric tons per year, and we also increased by 20% to 102,000 tons our North American POM capacity. The capital expenditures for 2003 also include construction of a new administrative building in Florence, Kentucky and the integration of a company-wide SAP system. In addition, Ticona had expenditures in 2002 for significant capacity expansions at its Bishop, Texas and Shelby, North Carolina sites. Ticona doubled its U.S. capacity for GUR PE-UHMW by building a new 30,000 metric tons per year facility in Bishop, Texas, replacing the existing plant in Bayport, Texas. The new plant came on stream in the third quarter of 2002. In the fourth quarter of 2002, Ticona increased capacity by 6,000 metric tons at its polyacetal products facility in Kelsterbach, Germany and commenced a further increase of 17,000 metric tons; however, its completion is dependent upon the action of the Frankfurt Airport expansion described above.

Markets

The following table illustrates the destination of the net sales of the Technical Polymers Ticona segment by geographic region of the Successor for the nine months ended December 31, 2004, and of the Predecessor for the three months ended March 31, 2004, and for the years ended December 31, 2003, and 2002.

Net Sales to External Customers by Destination—Technical Polymers Ticona

	Successor		Predecessor
	Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31,
					2003		2002
			(in millions)
	$	% of Segment	$	% of Segment	$	% of Segment	$	% of Segment
North America	247	39%	95	42%	350	45%	319	48%
Europe/Africa	331	52%	116	51%	373	49%	300	46%
Asia/Australia	33	5%	9	4%	19	3%	18	3%
Rest of World	25	4%	7	3%	20	3%	19	3%

Ticona's sales in the Asian market are made mainly through its ventures, Polyplastics, Korea Engineering Plastics and Fortron Industries, which are accounted for under the equity method and therefore not included in Ticona's consolidated net sales. If Ticona's portion of the sales made by these ventures were included in the chart above, the percentage of sales sold in Asia/Australia would be substantially higher. A number of Ticona's polyacetal products customers, particularly in the appliance, electrical components, toys and certain sections of the electronics/telecommunications fields, have moved tooling and molding operations to Asia, particularly southern China. To meet the expected increased demand in this region, we, along with Polyplastics, Mitsubishi Gas Chemical Company Inc., and Korea Engineering Plastics agreed on a venture to construct and operate a world-scale 60,000 metric ton polyacetal products facility in China. When completed, we will indirectly own an approximate 38 percent interest in this venture. Work on the new facility commenced in July 2003, and the new plant is expected to start operations in the second quarter of 2005.

Ticona's principal customers are suppliers to the automotive industries as well as industrial suppliers. These customers primarily produce engineered products, and Ticona works closely with its customers to assist them to develop and improve specialized applications and systems. Ticona has long-standing relationships with most of its major customers, but it also uses distributors for most of its major products, as well as a number of electronic channels, such as its BuyTiconaDirect on-line ordering system, and other electronic marketplaces to reach a larger customer base. For most of Ticona's product lines, contracts with customers typically have a term of one to two years. A significant swing in the economic conditions of the end markets of Ticona's principal customers could significantly affect the demand for Ticona's products.

Competition

Ticona's principal competitors include BASF, DuPont, General Electric Company and Solvay S.A. Smaller regional competitors include Asahi Kasei Corporation, DSM NV, Mitsubishi Plastics, Inc., Chevron Phillips Chemical Company, L.P., Braskem S.A., Teijin and Toray Industries Inc.

Acetate Products

The Acetate Products segment consists primarily of acetate filter products, which uses the "Celanese" brand to market its products. The segment's acetate filament business line will be discontinued by mid-2005.

Business Lines

Acetate filter products are found in cigarette filters and acetate filament is found in fashion apparel, linings and home furnishings. According to the 2002 Stanford Research Institute International Chemical Economics Handbook, we are the world's leading producer of acetate fibers, including production of our ventures in Asia.

We produce acetate flake by processing wood pulp with acetic anhydride. We purchase wood pulp that is made from reforested trees from major suppliers and produce acetic anhydride internally. The acetate flake is then further processed into acetate fiber in the form of a tow band or filament.

The acetate filter products business line produces acetate tow, which is used primarily in cigarette filters. The acetate tow market continues to be characterized by stability and slow growth.

We have a 30% interest in three manufacturing ventures with Chinese state-owned enterprises that produce cellulose acetate flake and tow in China. Additionally, in 2004, 21% of our sales of acetate tow were sold to Chinese state-owned tobacco enterprises, the largest single market for acetate tow in the world. As demand for acetate tow in China exceeds local supply, we and our Chinese partners have agreed to expand capacity at their three manufacturing ventures. Two of the ventures completed their tow manufacturing expansions in January 2005; the expansion at the third venture is scheduled to be completed by mid-year. Although increases in manufacturing capacity of the ventures will reduce, beginning in 2005, the volume of our future direct sales of acetate tow to China, the dividends paid by the ventures to us are projected to increase once the expansions are complete in 2007.

The Acetate Products segment is continuing its cost reduction and operations improvement efforts. These efforts are directed toward reducing costs while achieving higher productivity of employees and equipment. In addition to restructuring activities previously undertaken, we outsourced the operation and maintenance of our utility operations at the Narrows, Virginia and Rock Hill, South Carolina plants in 2003. We also closed our Charlotte, North Carolina administrative and research and development facility and relocated the functions there to the Rock Hill and Narrows locations. The relocation was substantially completed during the third quarter of 2004. In March 2005, we announced the relocation of our Rock Hill administrative functions to our Dallas corporate headquarters. This relocation is expected to be completed in the third quarter of 2005.

In October 2004, we announced plans to implement a strategic restructuring of our acetate business to increase efficiency, reduce overcapacity in certain manufacturing areas and focus on products and markets that provide long-term value. As part of this restructuring, we plan to discontinue acetate filament production by mid-2005 and to consolidate our flake and tow operations at three locations instead of the current five. The restructuring resulted in $50 million of asset impairment charges and charges to depreciation related to $12 million in asset retirement obligations, of which $8 million was recorded by the Acetate Products segment and $4 million was recorded by the Chemical Products segment. In addition, Celanese recorded severance liabilities of approximately $40 million in the fourth quarter of 2004, with a corresponding increase in goodwill. Sales of acetate filament by the Predecessor for the three months ended March 31, 2004 were $25 million, and sales of acetate filament by the Successor for the nine months ended December 31, 2004 were $83 million. See Note 21 to the Consolidated Financial Statements.

Facilities

The Acetate Products segment has production sites in the United States, Canada, Mexico and Belgium, and participates in three manufacturing ventures in China. In October 2004, we announced plans to close the Rock Hill, South Carolina, production site during 2005 and to shutdown production of acetate products at the Edmonton, Alberta, Canada site by 2007. Additionally, filament production at Narrows and Ocotlan is expected to be discontinued by mid-2005 and flake production at Ocotlan is expected to be recommissioned in 2005.

Capital Expenditures

The Acetate Products segments' capital expenditures by the Successor for the nine months ended December 31, 2004 were $32 million. The Acetate Products segment's capital expenditures by the Predecessor were $8 million for the three months ended March 31, 2004, and $39 million and $30 million for the years 2003 and 2002, respectively. The capital expenditures incurred during these years related primarily to efficiency, environmental and safety improvement-related items associated with the normal operations of the business. Capital expenditures in 2003 also included the integration of a company-wide SAP system.

Markets

The following table illustrates the destination of the net sales of the Acetate Products segment by geographic region of the Successor for the nine months ended December 31, 2004, and of the Predecessor for the three months ended March 31, 2004, and for the years ended December 31, 2003 and 2002.

Net Sales to External Customers by Destination—Acetate Products

	Successor		Predecessor
	Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31,
					2003		2002
			(in millions)
	$	% of Segment	$	% of Segment	$	% of Segment	$	% of Segment
North America	145	28%	47	27%	189	29%	188	30%
Europe/Africa	143	27%	45	26%	192	29%	167	26%
Asia/Australia	222	43%	75	44%	258	40%	256	41%
Rest of World	13	2%	5	3%	16	2%	21	3%

Sales in the acetate filter products industry were principally to the major tobacco companies that account for a majority of worldwide cigarette production. Our contracts with most of our customers, including our largest customer, with whom we have a long-standing relationship, are entered into on an annual basis. In recent years, the cigarette industry has experienced consolidation.

Competition

Principal competitors in the Acetate Products segment include Acetate Products Ltd. (Acordis), Daicel, Eastman, Mitsubishi Rayon Company, Limited, Bambergcell and Rhodia S.A. ("Rhodia").

Performance Products

The Performance Products segment consists of the food ingredients business conducted by Nutrinova. This business uses its own trade names to conduct business. The following table lists key products of the Performance Products segment and their major end use markets.

Key Performance Products	Major End Use Markets
Sunett (Acesulfame-K)	Beverages, Confections, Dairy Products and Pharmaceuticals
Sorbates	Dairy Products, Baked Goods, Beverages, Animal Feeds, Spreads and Delicatessen Products

Business Lines

Nutrinova's food ingredients business consists of the production and sale of high intensity sweeteners and food protection ingredients, such as sorbic acid and sorbates worldwide, as well as the resale of other food ingredients mainly in Japan, Australia, Mexico and the United States.

Acesulfame-K, a high intensity sweetener marketed under the trademark Sunett, is used in a variety of beverages, confections and dairy products throughout the world. The primary raw materials for this product are diketene and sulfur trioxide. Sunett pricing for targeted applications reflects the value added by Nutrinova, such as technical services provided. Nutrinova's strategy is to be the most reliable and highest quality producer of this product, to develop new applications for the product and to expand into new markets. Nutrinova maintains a strict patent enforcement strategy, which has resulted in favorable outcomes in a number of patent infringement matters in Europe and the United States. Nutrinova's European and U.S. primary production patents for making Sunett expired at the end of the first quarter of 2005.

Nutrinova's food protection ingredients are mainly used in foods, beverages and personal care products. The primary raw materials for these products are ketene and crotonaldehyde. Sorbates pricing is extremely sensitive to demand and industry capacity and is not necessarily dependent on the prices of raw materials.

Facilities

Nutrinova has production facilities in Germany, as well as sales and distribution facilities in all major world markets.

Capital Expenditures

The Performance Products segment's capital expenditures by the Successor were $3 million for the nine months ended December 31, 2004. The Performance Products segment's capital expenditures by the Predecessor were $0 million for the three months ended March 31, 2004 and $2 million and $4 million for the years 2003 and 2002, respectively. The capital expenditures incurred during these years related to efficiency, debottlenecking, quality and safety improvement items associated with the normal operation of the business.

Markets

The following table illustrates the destination of the net sales of the Performance Products segment by geographic region of the Successor for the nine months ended December 31, 2004, and of the Predecessor for the three months ended March 31, 2004, and for the years ended December 31, 2003 and 2002.

Net Sales to External Customers by Destination—Performance Products

	Successor		Predecessor
	Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31,
					2003		2002
			(in millions)
	$	% of Segment	$	% of Segment	$	% of Segment	$	% of Segment
North America	52	40%	19	43%	73	43%	56	37%
Europe/Africa	49	37%	17	39%	59	35%	55	36%
Asia/Australia	21	16%	6	14%	28	17%	25	17%
Rest of World	9	7%	2	4%	9	5%	15	10%

Nutrinova directly markets Sunett primarily to a limited number of large multinational and regional customers in the beverage and food industry under long-term and annual contracts. Nutrinova markets food protection ingredients primarily through regional distributors to small and medium sized customers and directly through regional sales offices to large multinational customers in the food industry.

Competition

The principal competitors for Nutrinova's Sunett sweetener are Holland Sweetener Company, The NutraSweet Company, Ajinomoto Co., Inc. and several Chinese manufacturers. In sorbates, Nutrinova competes with Nantong AA, Daicel, Yu Yao/Ningbo, Yancheng AmeriPac and other Chinese manufacturers of sorbates.

Other Activities

Other Activities included revenues mainly from the captive insurance companies, Celanese Advanced Materials, Inc., and Pemeas GmbH or Pemeas. Celanese Advanced Materials consists of high performance polymer PBI and the Vectran polymer fiber product lines. Pemeas, a venture with a consortium of investors led by Conduit Ventures, a London based venture capital company, develops high temperature membrane assemblies or MEA's for fuel cells. We contributed our MEA activity to Pemeas in April 2004. In December 2004, we approved a plan to dispose of our interest in Pemeas. Other activities also include corporate activities, several service companies and other ancillary businesses, which do not have significant sales.

Our two wholly-owned captive insurance companies are a key component of our global risk management program, as well as a form of self insurance for our property, liability and workers compensation risks. The captive insurance companies issue insurance policies to our subsidiaries to provide consistent coverage amid fluctuating costs in the insurance market and to lower long-term insurance costs by avoiding or reducing commercial carrier overhead and regulatory fees. The captive insurance companies issue insurance policies and coordinate claims handling services with third party service providers. They retain risk at levels approved by the Celanese board of directors and obtain reinsurance coverage from third parties to limit the net risk retained. One of the captive insurance companies also insures certain third party risks.

Investments

We have a significant portfolio of strategic investments, including a number of ventures, in Asia, North America and Europe. In aggregate, these strategic investments enjoy significant sales, earnings and cash flow. We have entered into these strategic investments in order to gain access to local markets, minimize costs and accelerate growth in areas we believe have significant future business potential. The table below sets forth the earnings, cash flow contribution and depreciation and amortization of our strategic investments:

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31,
			2003	2002
	(in millions)
Earnings from equity investments	$36	$12	$35	$21
Dividends from equity investments	22	15	23	61
Other distributions from equity investments	—	1	—	39
Dividends from cost investments	33	6	53	35

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Depreciation and amortization of equity investees (unaudited)	$28	$27	$27
Depreciation and amortization of cost investees (unaudited)	16	17	17
Total depreciation and amortization equity and cost investees (unaudited)	44	44	44

The fiscal year end for all ventures is December 31. Depreciation and amortization as presented in the table above represents the amounts recorded by the ventures based on local generally accepted accounting principles, computed in proportion to our ownership percentage. These amounts are not included in the depreciation and amortization reported by the Successor and the Predecessor.

Name	Location	Ownership	Accounting Method	Partner(s)	Description
Chemical Products
Clear Lake Methanol Partners LP	U.S.	50.0%	Equity	Valero	Methanol production
National Methanol Company (lbn Sina)	Saudi Arabia	25.0%	Cost	SABIC, CTE Petrochemicals	Methanol production
European Oxo JV	Germany	50.0%	Equity	Degussa AG	European propylenebased oxo chemicals business
Estech	Germany	51.0%	Equity	Hatco Corporation	Neopolyol esters (NPEs)
Technical Polymers Ticona
Korea Engineering Plastics Co., Ltd. (KEPCO)	Korea	50.0%	Equity	Mitsubishi Gas Chemical Company, Inc.	POM
Polyplastics Co., Ltd.	Japan	45.0%	Equity	Daicel Chemical Industries Ltd.	Polyacetal products
Fortron Industries	U.S.	50.0%	Equity	Kureha Chemical Industries	PPS
Acetate Products
Kunming Cellulose Fibers Co. Ltd.	China	30.0%	Cost	China National Tobacco Corp.	Acetate tow production
Nantong Cellulose Fibers Co. Ltd.	China	31.0%	Cost	China National Tobacco Corp.	Acetate tow & flake production
Zhuhai Cellulose Fibers Co. Ltd.	China	30.0%	Cost	China National Tobacco Corp.	Acetate tow production

The following are our principal ventures:

Major Equity Investments

Polyplastics Co., Ltd.    Polyplastics Co., Ltd. ("Polyplastics") is a leading supplier of engineering plastics in the Asia-Pacific region. Established in 1964 and headquartered in Japan, Polyplastics is a 45/55 venture between us and Daicel Chemical Industries Ltd. Polyplastics' principal production facilities are located in Japan, Taiwan, and Malaysia (with an additional venture facility under construction in China). We believe Polyplastics is the largest producer and marketer of POM in the Asia-Pacific region.

Korea Engineering Plastics Co. Ltd.    Founded in 1987, Korea Engineering Plastics Co., Ltd. ("KEPCO") is the leading producer of POM in South Korea. We acquired our 50% interest in KEPCO in 1999 from the Hyosung Corporation, a Korean conglomerate. Mitsubishi Gas Chemical Company owns the remaining 50% of KEPCO. KEPCO operates a 55,000-ton annual capacity polyacetal products plant in Ulsan, South Korea.

Fortron Industries.    Fortron Industries is a 50/50 venture between us and Kureha Chemical Industry Co. Ltd. (KCI) of Japan. Production facilities are located in Wilmington, NC. We believe Fortron has the leading technology in linear polymer.

European Oxo.    In October 2003, we entered into a 50/50 venture for European oxo operations with Degussa AG. Under the terms of this venture, we merged our commercial, technical and operational propylene-based oxo business activities, with those of Degussa AG's Oxeno subsidiary. European Oxo has plants in Oberhausen and Marl, Germany.

InfraServs.    We hold ownership interests in several InfraServ groups located in Germany. InfraServs own and develop industrial parks and provide on-site general and administrative support to tenants.

Major Cost Investments

China Acetate Products Ventures.    We hold approximately 30% ownership interests (50% board representation) in three separate venture acetate products production entities in China: the Nantong, Kunming, and Zhuhai Cellulose Fiber Companies. In each instance, Chinese state-owned entities control the remainder. The terms of these ventures were recently extended through 2020. With an estimated 30% share of the world's cigarette production and consumption, China is the world's largest and fastest growing market for acetate tow products. In combination, these ventures represent the market leader in Chinese domestic acetate production and are well positioned to capture future growth in the Chinese cigarette market. In March 2003, we and our partners decided to expand the manufacturing facilities at all three ventures in China. The tow expansion at two of the ventures was completed in January 2005. The third is scheduled for completion in June 2005. Flake expansion is expected to be completed in 2007. The ventures are funding the investments from operating cash flows.

National Methanol Co. (Ibn Sina).    With production facilities in Saudi Arabia, National Methanol Co. represents 2% of the world's methanol production capacity and is the world's eighth largest Methanol producer of MTBE. Methanol and MTBE are key global commodity chemical products. We indirectly own a 25% interest in National Methanol Co., with the remainder held by the Saudi Basic Industries Corporation (SABIC) (50%) and Texas Eastern Arabian Corporation Ltd. (25%). SABIC has responsibility for all product marketing.

These investments, where Celanese owns greater than a 20 percent ownership interest, are accounted for under the cost method of accounting because Celanese cannot exercise significant influence.

Acquisitions and Divestitures

In the last three years, we acquired the following businesses:

•	In February 2005, we acquired the Vinamul emulsions business of ICI.

•	In December 2002, we purchased the European emulsions and global emulsion powders business of Clariant AG.

In the last three years, we divested the following businesses:

•	In February 2004, CAG sold its acrylates business to Dow.

•	In December 2003, the Ticona segment completed the sale of its nylon business line to BASF.

•	Effective January 1, 2002, CAG sold its interest in InfraServ GmbH & Co. Deponie Knapsack KG ("Deponie") to Trienekens AG.

•	In December 2002, CAG sold Trespaphan, its global oriented polypropylene film business, to a consortium consisting of the Dor-Moplefan Group and Bain Capital, Inc.

•	During 2002, CAG sold its global allylamines and U.S. alkylamines businesses to U.S. Amines Ltd.

For further information on the acquisition and divestitures discussed above, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Consolidated Financial Statements.

Raw Materials and Energy

We purchase a variety of raw materials from sources in many countries for use in our production processes. We have a policy of maintaining, when available, multiple sources of supply for materials. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide and acetaldehyde. In 2003, a primary U.S. supplier of wood pulp to the Acetate Products segment shut down its pulp facility. This closure resulted in increased operating costs for expenses associated with qualifying wood pulp from alternative suppliers and significant increases in wood pulp inventory levels. We have secured alternative sources of wood pulp supply. Although we have been able to obtain sufficient supplies of raw materials, there can be no assurance that unforeseen developments will not affect our raw material supply. Even if we have multiple sources of supply for a raw material, there can be no assurance that these sources can make up for the loss of a major supplier. Nor can there be any guarantee that profitability will not be affected should we be required to qualify additional sources of supply in the event of the loss of a sole supplier. In addition, the price of raw materials varies, often substantially, from year to year.

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply/demand fundamentals change. For example, the volatility of prices for natural gas and ethylene (whose cost is in part linked to natural gas prices) has increased in recent years. Our production facilities rely largely on coal, fuel oil, natural gas and electricity for energy. Most of the raw materials for our European operations are centrally purchased by our subsidiary, which also buys raw materials on behalf of third parties. We manage our exposure through the use of derivative instruments and forward purchase contracts for commodity price hedging, entering into long-term supply agreements, and multi-year purchasing and sales agreements. Management's policy for the majority of its natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. As of December 31, 2004, there were no derivative contracts outstanding. In 2003, there were forward contracts covering approximately 35% of the Company's Chemical Products segment North American requirements. Management regularly assesses its practice of purchasing a portion of its commodity requirements forward and the utilization of a variety of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions. Management capped its exposure on approximately 20% of its U.S. natural gas requirements during the months of August and September of 2004. The fixed price natural gas forward contracts and any premium associated with the purchase of a price cap are principally settled through actual delivery of the physical commodity. The maturities of the cash-settled swap or cap contracts correlate to the actual purchases of the commodity and have the effect or securing or limiting predetermined prices for the underlying commodity. Although these contracts were structured to limit exposure to increases in commodity prices, certain swaps may also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. These cash-settled swap or cap contracts were accounted for as cash flow hedges.

Research and Development

All of our businesses conduct research and development activities to increase competitiveness. Our Technical Polymers Ticona and Performance Products segments in particular are innovation-oriented businesses that conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications.

The Chemical Products segment has been focusing on improving core production technologies, such as improving catalyst development, and supporting both debottlenecking and cost reduction efforts.

The Acetate Products segment has been concentrating on developing new applications for acetate tow, such as its use in disposable consumer materials.

Research in the Technical Polymers Ticona segment is focused on the development of new formulations and applications for its products, improved manufacturing processes and new polymer materials with varying chemical and physical properties in order to meet customer needs and to generate growth. This effort involves the entire value chain from new or improved monomer production, polymerization and compounding, to working closely with end-users to identify new applications that can take advantage of these high performance features. Ticona is continually improving compounding recipes to extend product properties and grades, while offering grade consistency on a global basis. In addition, Ticona is developing new polymerization and manufacturing technology in order to meet economic and ecological goals without sacrificing high quality processing.

The research and development activities of the Performance Products segment are conducted at Nutrinova's Frankfurt, Germany location. They are directed towards expanding its existing technologies and developing new applications for existing products in close cooperation with its customers.

Research and development costs are included in expenses as incurred. The Successor's development costs for the nine months ended December 31, 2004 were $67 million. The Predecessor's research and development costs for the three months ended March 31, 2004, and for 2003 and 2002 were $23 million, $89 million and $65 million, respectively. For additional information on our research and development expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Consolidated Results— 2003 Compared with 2002—Research and Development Expenses."

Intellectual Property

We attach great importance to patents, trademarks, copyrights and product designs in order to protect our investment in research and development, manufacturing and marketing. Our policy is to seek the widest possible protection for significant product and process developments in our major markets. Patents may cover products, processes, intermediate products and product uses. Protection for individual products extends for varying periods in accordance with the date of patent application filing and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage.

In most industrial countries, patent protection exists for new substances and formulations, as well as for unique applications and production processes. However, we do business in regions of the world where intellectual property protection may be limited and difficult to enforce. We maintain strict information security policies and procedures wherever we do business. Such information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information, as well as employee awareness training. Moreover, we monitor our competitors and vigorously challenge patent and trademark infringement. For example, the Chemical Products segment maintains a strict patent enforcement strategy, which has resulted in favorable outcomes in a number of patent infringement matters in Europe, Asia and the United States. We are currently pursuing a number of matters relating to the infringement of our acetic acid patents. Some of our earlier acetic acid patents will expire in 2007; other patents covering acetic acid are presently pending.

As patents expire, the products and processes described and claimed in those patents become generally available for use by the public. Our European and U.S. patents for making Sunett, an important product in our Performance Products segment, expire by the end of the first quarter of 2005, which will reduce our ability to realize revenues from making Sunett due to increased competition and potential limitations and will result in our results of operations and cash flows relating to the product being less favorable than today. We believe that the loss of no other single patent which may expire in the next several years will materially adversely affect our business or financial results.

We also seek to register trademarks extensively as a means of protecting the brand names of our products, which brand names become more important once the corresponding patents have expired. We protect our trademarks vigorously against infringement and also seek to register design protection where appropriate.

Environmental and Other Regulation

Obtaining, producing and distributing many of our products involves the use, storage, transportation and disposal of toxic and hazardous materials. We are subject to extensive, evolving and increasingly stringent national and local environmental laws and regulations, which address, among other things, the following:

•	Emissions to the air;

•	Discharges to surface and subsurface waters;

•	Other releases into the environment;

•	Generation, handling, storage, transportation, treatment and disposal of waste materials;

•	Maintenance of safe conditions in the workplace; and

•	Production, handling, labeling or use of chemicals used or produced by us.

We are subject to environmental laws and regulations that may require us to remove or mitigate the effects of the disposal or release of chemical substances at various sites. Under some of these laws and regulations, a current or previous owner or operator of property may be held liable for the costs of removal or remediation of hazardous substances on, under, or in its property, without regard to whether the owner or operator knew of, or caused the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. As many of our production sites have an extended history of industrial use, it is impossible to predict precisely what effect these laws and regulations will have on us in the future. Soil and groundwater contamination has occurred at some of our sites, and might occur or be discovered at other sites. The Predecessor's worldwide expenditures for the three months ended March 31, 2004 and the Successor's worldwide expenditures for the nine months ended December 31, 2004, in each case, including those with respect to third party and divested sites, and those for compliance with environmental control regulations and internal company initiatives, totaled $22 million of which $2 million was for capital projects, and totaled $66 million of which $6 million was for capital projects, respectively. It is anticipated that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, due to new air regulations in the U.S., management expects that there will be a temporary increase in compliance costs that will total approximately $30 million to $45 million through 2007. According to our estimates, there may be an additional increase of approximately $50 million over the $30 to $45 million during that time depending on the outcome of the pending court challenge to the low risk alternative method of compliance allowed by recent air regulations for Industrial/Commercial/Institutional Boilers and Process Heaters, but thereafter management believes that the current spending trends will continue. It is difficult to estimate the future costs of environmental protection and remediation because of many uncertainties, including uncertainties about the status of laws, regulations, and information related to individual locations and sites. Subject to the foregoing, but taking into consideration our experience to date regarding environmental matters of a similar nature and facts currently known, we believe that capital expenditures and remedial actions to comply with existing laws governing environmental protection will not have a material adverse effect on our business and financial results.

Air Issues

In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change drafted the Kyoto Protocol, which would establish significant emission reduction targets for six gases considered to have global warming potential (referred to as greenhouse gases) and would drive mandatory reductions in developed nations subject to the Protocol. With Russia's ratification in November 2004, the Protocol has been adopted by enough of the larger, industrialized countries (defined in Annex I to the Protocol) and came into effect in February 2005 in all nations that have ratified it. The European Union or EU, including Germany and other countries where the Company has interests, ratified the Kyoto Protocol in 2002 and is formulating applicable regulations. Recent European Union regulations required all EU member states, to have implemented a trading system covering carbon dioxide emissions by January 1, 2005. Accordingly, an emission trading system came into effect at the start of 2005. The new regulation directly affects our power plants at the Kelsterbach and Oberhausen sites in Germany and the Lanaken site in Belgium, as well as the power plants being operated by other InfraServ entities on sites at which we operate. We and the InfraServ entities may be required to purchase carbon dioxide credits, which could result in increased operating costs, or may be required to develop additional cost-effective methods to reduce carbon dioxide emissions further, which could result in increased capital expenditures. We have not yet determined the impact of this legislation on future capital spending. The new regulation indirectly affects our other operations in the EU, which may experience higher energy costs from third party providers. We have not yet determined the impact of this legislation on our operating costs.

In 2002, President Bush announced new climate change initiatives for the U.S. Among the policies to be pursued is a voluntary commitment to reduce the "greenhouse gas intensity" of the U.S. economy by 18 percent within the next ten years. The Bush Administration is seeking to partner with various industrial sectors, including the chemical industry, to reach this goal. The American Chemistry Council, of which we are a member, has committed to pursue additional reductions in greenhouse gas intensity toward an overall target of 18 percent by 2012, using 1990 emissions intensity as the baseline. We currently emit carbon dioxide and smaller amounts of methane and experience some losses of polyfluorinated hydrocarbons used as refrigerants. We have invested and continue to invest in improvements to our processes that increase energy efficiency and decrease greenhouse gas intensity.

In some cases, compliance with environmental health and safety requirements involves our incurring capital expenditures. Due to new air regulations in the United States, management expects that there will be a temporary increase in compliance costs that will total approximately $30 million to $45 million through 2007. For example, the Miscellaneous Organic National Emissions Standards for Hazardous Air Pollutants regulations, and various approaches to regulating boilers and incinerators, including the National Emission Standards for Hazardous Air Pollutants (NESHAP) for Industrial/Commercial/Institutional Boilers and Process Heaters, will impose additional requirements on our operations. Although some of these rules have been finalized, a significant portion of the NESHAP for Industrial/Commercial/Industrial Boilers and Process Heaters regulation that provides for a low risk alternative method of compliance for hydrogen chloride emissions has been challenged in federal court. We cannot predict the outcome of this challenge, which could, if successful, increase our costs by, according to our estimates, approximately $50 million in addition to the $30 million to $45 million noted above through 2007 to comply with this regulation.

Chemical Products Issues

Other new or revised regulations may place additional requirements on the production, handling, labeling or use of some chemical products. Pursuant to a European Union regulation on Risk Assessment of Existing Chemicals, the European Chemicals Bureau of the European Commission has been conducting risk assessments on approximately 140 major chemicals. Some of the chemicals initially being evaluated include vinyl acetate monomer or VAM, which CAG produces, as well as competitors' products, such as styrene and 1,3-butadiene. These risk assessments entail a multi-stage process to determine whether and to what extent the Commission should classify the chemical as a carcinogen and, if so, whether this classification, and related labeling requirements, should apply only to finished products that contain specified threshold concentrations of a particular chemical. In the case of VAM, we currently do not expect a final ruling until the end of the first half of 2005. We and other VAM producers are participating in this process with detailed scientific analyses supporting the industry's position that VAM is not a probable human carcinogen and that labeling of end products should not be required but that, if it is, should only be at relatively high parts per million of residual VAM levels in the end products. It is not possible for us to predict the outcome or effect of any final ruling.

Several recent studies have investigated possible links between formaldehyde exposure and various medical conditions, including leukemia. The International Agency for Research on Cancer or IARC recently reclassified formaldehyde from Group 2A (probable human carcinogen) to Group 1 (known human carcinogen) based on studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans. IARC also concluded that there is insufficient evidence for a causal association between leukemia and occupational exposure to formaldehyde, although it also characterized evidence for such an association as strong. The results of IARC's review will be examined by government agencies with responsibility for setting worker and environmental exposure standards and labeling requirements.

We are a producer of formaldehyde and plastics derived from formaldehyde. We, together with other producers and users, are evaluating these findings. We cannot predict the final effect of IARC's reclassification.

Other recent initiatives will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children's Chemical Evaluation Program and High Production Volume Chemical Initiative in the United States, as well as various European Commission programs, such as the new European Environment and Health Strategy, commonly known as SCALE, and the proposal for the Registration, Evaluation and Authorization and Restriction of Chemicals or REACH. REACH, which was proposed by the European Commission in October 2003, will establish a system to register and evaluate chemicals manufactured or imported to the European Union. Depending on the final ruling, additional testing, documentation and risk assessments will occur for the chemical industry. This will affect European producers of chemicals as well as all chemical companies worldwide that export to member states of the European Union. The final ruling has not yet been decided.

The above-mentioned assessments in the United States and Europe may result in heightened concerns about the chemicals involved, and in additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could adversely affect the demand for these products.

Remediation Issues

We are subject to claims brought by United States federal or state regulatory agencies, regulatory agencies in other jurisdictions or private individuals regarding the cleanup of sites that we own or operate, owned or operated, or where waste or other material from its operations was disposed, treated or recycled. In particular, we have a potential liability under the United States Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, commonly known as Superfund, the United States Resource Conservation and Recovery Act, and related state laws, or regulatory requirements in other jurisdictions, or through obligations retained by contractual agreements for investigation and cleanup costs. At many of these sites, numerous companies, including us, or one of our predecessor companies, have been notified that the Environmental Protection Agency or EPA, state governing body or private individuals consider such companies to be potentially responsible parties under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites. We regularly review the liabilities for these sites and accrue our best estimate of our ultimate liability for investigation or cleanup costs, but, due to the many variables involved in such estimation, the ultimate liability may vary from these estimates.

Our wholly-owned subsidiary, InfraServ Verwaltungs GmbH, is the general partner of the InfraServ companies that provide on-site general and administrative services at German sites in Frankfurt am Main-Hoechst, Gendorf, Huerth-Knapsack, Wiesbaden, Oberhausen and Kelsterbach. Producers at the sites, including our subsidiaries, are owners of limited partnership interests in the respective InfraServ companies. The InfraServ companies are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate. However, the InfraServ companies have agreed to indemnify Hoechst from any environmental liability arising out of or in connection with environmental pollution of any InfraServ site. The partnership agreements provide that, as between the limited partners, each limited partner is responsible for any contamination caused predominantly by such partner. The limited partners have also undertaken to indemnify Hoechst against such liabilities. Any liability that cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ company in question. In view of this potential obligation to eliminate residual contamination, the InfraServ companies in which we have an interest, have recorded provisions totaling approximately $81 million as of December 31, 2004. If the InfraServ companies default on their respective indemnification obligations to eliminate residual contamination, the limited partners in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServ companies or the limited partners, these liabilities are to be borne by us in accordance with the demerger agreement.

As between Hoechst and CAG, Hoechst has agreed to indemnify CAG for two-thirds of these demerged residual liabilities. Likewise, in some circumstances CAG could be responsible for the elimination of residual contamination on a few sites that were not transferred to Infraserv companies, in which case Hoechst must reimburse CAG for two-thirds of any costs so incurred.

Some of our facilities in Germany are over 100 years old, and there may be significant contamination at these facilities. Provisions are not recorded for potential soil contamination liability at facilities still under operation, as German law does not currently require owners or operators to investigate and remedy soil contamination until the facility is closed and dismantled, unless the authorities otherwise direct. However, soil contamination known to the owner or operator must be remedied if such contamination is likely to have an adverse effect on the public. If we were to terminate operations at one of our facilities or if German law were changed to require such removal or clean up, the cost could be material to us. We cannot accurately determine the ultimate potential liability for investigation and clean up at such sites. We adjust provisions as new remedial commitments are made. See Notes 4 and 19 to the Consolidated Financial Statements.

In the demerger agreement between Hoechst and CAG, CAG agreed to indemnify Hoechst against environmental liabilities for environmental contamination that could arise under some divestiture agreements regarding chemical businesses, participations or assets located in Germany, the U.S. and other countries that were entered into by Hoechst prior to the demerger. CAG and Hoechst have agreed that CAG will indemnify Hoechst against those liabilities up to an amount of €250 million (approximately $340 million). Hoechst will bear those liabilities exceeding €250 million (approximately $340 million), but CAG will reimburse Hoechst for one-third of those liabilities for amounts that exceed €750 million (approximately $1,022 million). CAG has made payments through December 31, 2004 of $38 million for environmental contamination liabilities in connection with the divestiture agreements. As of December 31, 2004, CAG has reserves of $46 million for this contingency and may be required to record additional reserves in the future. See Notes 19 and 27 to the Consolidated Financial Statements.

At December 31, 2004, the estimated range for remediation costs is between $100 million and $143 million, with the best estimate of $143 million. Future findings or changes in estimates could have a material effect on the recorded reserves and Celanese's cash flows. As of December 31, 2004 and December 31, 2003, we had reserves of $143 million and $159 million, respectively, for environmental matters worldwide. We regularly review the liabilities for these sites and have accrued our best estimate of an ultimate liability for investigation or cleanup costs, but, due to many variables involved in such estimation, the ultimate liability may vary from these estimates.

Organizational Structure

Significant Subsidiaries

We operate our global businesses through subsidiaries in Europe, North America and Asia, all of which are owned indirectly through a series of holding companies. Our European and Asian subsidiaries, including Celanese Chemicals Europe GmbH, Ticona GmbH, Nutrinova Nutrition Specialties & Food

Ingredients GmbH, and Celanese Singapore Pte., Ltd., are owned indirectly by CAG. In North America, many of the businesses are consolidated under CAC which, through its wholly-owned subsidiary, CNA Holdings, Inc., directly or indirectly owns the North American operating companies. These include Celanese Ltd., Ticona Polymers, Inc., Celanese Acetate LLC, and Grupo Celanese S.A.

Employees

As of December 31, 2004, we had approximately 9,100 employees worldwide from continuing operations, compared to 9,500 as of December 31, 2003. This represents a decrease of approximately 4 percent. The following table sets forth the approximate number of employees on a continuing basis as of December 31, 2004, 2003, and 2002.

	Employees as of December 31,
	2004	2003	2002
North America	5,500	5,600	6,300
thereof USA	4,000	4,000	4,600
thereof Canada	400	400	500
thereof Mexico	1,100	1,200	1,200
Europe	3,300	3,600	3,900
thereof Germany	3,000	3,000	2,800
Asia	200	200	200
Rest of World	100	100	100
Total Employees	9,100	9,500	10,500

Many of our employees are unionized, particularly in Germany, Canada, Mexico, Brazil, Belgium and France. However, in the United States, less than one quarter of our employees are unionized. Moreover, in Germany and France, wages and general working conditions are often the subject of centrally negotiated collective bargaining agreements. Within the limits established by these agreements, our various subsidiaries negotiate directly with the unions and other labor organizations, such as workers' councils, representing the employees. Collective bargaining agreements between the German chemical employers associations and unions relating to remuneration typically have a term of one year, while in the United States a three year term for collective bargaining agreements is typical. We offer comprehensive benefit plans for employees and their families and believe our relations with employees are satisfactory.

Item 2.    Properties

Description of Property

As of December 31, 2004, we had numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. The following table sets forth a list of our principal production and other facilities throughout the world as of December 31, 2004.

Site	Leased/Owned	Products/Functions
Corporate Offices
Dallas, Texas, USA	Leased	Corporate headquarters
Kronberg/Taunus, Germany	Leased	Administrative offices
Bedminster, New Jersey, USA	Leased	Administrative offices
Chemical Products
Bay City, Texas, USA	Owned	Butyl acetate Iso-butylacetate Propylacetate Vinyl acetate monomer Carboxylic acids n/i-Butyraldehyde Butyl alcohols Propionaldehyde, Propyl alcohol
Bishop, Texas, USA	Owned	Formaldehyde Methanol Pentaerythritol Polyols
Calvert City, Kentucky, USA	Owned	Polyvinyl alcohol
Cangrejera, Veracruz, Mexico	Owned	Acetic anhydride Acetone derivatives Ethyl acetate Vinyl acetate monomer Methyl amines
Clear Lake, Texas, USA	Owned	Acetic acid Vinyl acetate monomer
Edmonton, Alberta, Canada	Owned	Methanol
Frankfurt am Main, Germany	Owned by InfraServ GmbH & Co. Hoechst KG, in which CAG holds a 31.2 percent limited partnership interest	Acetaldehyde Butyl acetate Conventional emulsions Emulsion powders Vinyl acetate ethylene emulsions Vinyl acetate monomer
Oberhausen, Germany	Owned by InfraServ GmbH & Co. Oberhausen KG, in which CAG holds an 84.0 percent limited partnership interest	Amines Carboxylic Acids Neopentyl Glycols

Site	Leased/Owned	Products/Functions
Pampa, Texas, USA	Owned	Acetic acid Acetic anhydride Ethyl acetate
Pasadena, Texas, USA	Owned	Polyvinyl alcohol
Jurong Island, Singapore	Owned	Acetic acid Butyl acetate Ethyl acetate Vinyl acetate monomer
Koper, Slovenia	Owned	Conventional emulsions
Tarragona, Spain	Owned by Complejo Industrial Taqsa AIE, in which CAG holds a 15.0 percent share	Vinyl acetate monomer
Tarragona, Spain	Owned	Vinyl acetate ethylene emulsions
Tarragona, Spain	Leased	Conventional emulsions
Perstorp, Sweden	Owned	Conventional emulsions Vinyl acetate ethylene emulsions
Acetate Products
Lanaken, Belgium	Owned	Tow
Narrows, Virginia, USA[1];	Owned	Tow, Filament, Flake
Ocotlán, Jalisco, Mexico[1];	Owned	Tow, Filament
Technical Polymers Ticona
Auburn Hills, Michigan, USA	Leased	Automotive Development Center
Bishop, Texas, USA	Owned	Polyacetal products (Celcon) PE-UHMW (GUR) Compounding
Florence, Kentucky, USA	Owned	Compounding
Kelsterbach, Germany	Owned by InfraServ GmbH & Co. Kelsterbach KG, in which CAG holds a 100.0% limited partnership interest	LFT (Celstran) Polyacetal products (Hostaform) Compounding
Oberhausen, Germany	Owned by InfraServ GmbH & Co. Oberhausen KG, in which CAG holds an 84.0% limited partnership interest	PE-UHMW (GUR)
Shelby, North Carolina, USA	Owned	LCP PBT and PET (Celanex) Compounding
Wilmington, North Carolina, USA	Leased by a non-consolidated venture, in which CAG has a 50% interest	PPS (Fortron)

Site	Leased/Owned	Products/Functions
Winona, Minnesota, USA	Owned	LFT (Celstran)
Performance Products
Frankfurt am Main, Germany	Owned by InfraServ GmbH & Co. Hoechst KG, in which CAG holds a 31.2% limited partnership interest	Sorbates Sunett

(1)	Filament production at Narrows and Ocotlan is expected to be discontinued by mid-2005. Flake production at Ocotlan is expected to be recommissioned in 2005.

Polyplastics has its principal production facilities in Japan, Taiwan and Malaysia. Korea Engineering Plastics has its principal production facilities in South Korea. Our Chemical Products segment has ventures with manufacturing facilities in Saudi Arabia and Germany and its Acetate Products segment has three ventures with production facilities in China.

During the nine months ended December 31, 2004, the Successor and its consolidated subsidiaries, in the aggregate, had capital expenditures for the expansion and modernization of production, manufacturing, research and administrative facilities of $166 million. During the three months ended March 31, 2004, the Predecessor and its consolidated subsidiaries, in the aggregate, had capital expenditures for the expansion and modernization of production, manufacturing, research and administrative facilities of $44 million. In 2003 and 2002, these expenditures amounted to $211 million and $203 million, respectively. We believe that our current facilities and those of our consolidated subsidiaries are adequate to meet the requirements of our present and foreseeable future operations. We continue to review our capacity requirements as part of our strategy to maximize our global manufacturing efficiency.

For information on environmental issues associated with our properties, see "Business—Environmental and Other Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters." Additional information with respect to our property, plant and equipment, and leases is contained in Notes 12 and 25 to the Consolidated Financial Statements.

Item 3.    Legal Proceedings

We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, anti-trust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given accounting period. See also Note 27 to the Consolidated Financial Statements.

Plumbing Actions

CNA Holdings, Inc. ("CNA Holdings"), a U.S. subsidiary of Celanese, included the U.S. business now conducted by the Ticona segment, CNA Holdings, along with Shell Oil Company ("Shell"), DuPont and others, have been the defendants in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona's acetal copolymer in similar applications, CNA Holdings does not believe Ticona's acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings' exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1990.

CNA Holdings has been named a defendant in ten putative class actions, further described below, as well as a defendant in other non-class actions filed in ten states, the U.S. Virgin Islands, and Canada. In these actions, the plaintiffs typically have sought recovery for alleged property damages and, in some cases, additional damages under the Texas Deceptive Trade Practices Act or similar type statutes. Damage amounts have not been specified.

Developments under these matters are as follows:

•	Dilday, et al. v. Hoechst Celanese Corporation, et al.—Weakley County, Tennessee 27th Judicial Chancery Court. Class certification of recreational vehicle owners was denied in July 2001, and cases are proceeding on an individual basis.

•	Shelter General Insurance Co., et al. v. Shell Oil Company, et al.—Weakley County, Tennessee Chancery Court. In April 2000, the U.S. District Court for the District of New Jersey denied class certification for a putative class action (of insurance companies with respect to subrogation claims). The plaintiffs' appeal to the Third Circuit Court of Appeals was denied in July 2000, and the case was subsequently dismissed. In September 2000, a similar putative class action seeking certification of the same class that was denied in the New Jersey matter was filed in Tennessee state court. The Tennessee court denied certification in March 2002, and plaintiffs are attempting an appeal. Cases are continuing on an individual basis.

•	Tom Tranter v. Shell Oil Company, et al.—Ontario Court, General Division; Gariepy, et al. v. Shell Oil Company, et al.—Ontario Court, General Division. These matters, which the Court consolidated, were denied class certification but are currently on appeal. Dupont and Shell have each settled these matters, as well as the Couture and Furlan matters below. Their settlement agreements have been approved by the Court. We are the only defendant remaining in this lawsuit.

•	Richard Couture, et al. v. Shell Oil Company, et al.—Superior Court, Providence of Quebec; Furlan v. Shell Oil Company, et al.—British Columbia Supreme Court, Vancouver Registry. Dupont and Shell have each settled these matters, as noted above. CNA Holdings is the only defendant remaining in these lawsuits. They are "on hold" pending the outcome of the appeal in the Tranter and Gariepy matters above, as in Canadian practice, Ontario tends to be the "lead jurisdiction" in such cases.

•	Howard, et al. v. Shell Oil Company, et al.—9th Judicial Circuit Court of Common Pleas, Charleston County, South Carolina; Viera, et al. v. Hoechst Celanese Corporation, et al.—11th Judicial Circuit Court, Dade County, Florida; Fry, et al. v. Hoechst Celanese Chemical Group, Inc., et al.—5th Judicial Circuit Court, Marion County, Florida. Certification has been denied in these putative class actions pending in South Carolina and Florida state courts. The Plaintiff's petition to appeal the Howard matter to the United States Supreme Court was denied in late September 2004, and CNA Holdings' motion to dismiss has been granted. Although plaintiffs in Viera and Fry subsequently sought to bring actions individually, they were dismissed, and their appeal was denied.

•	Richard, et al. v. Hoechst Celanese Chemical Group, Inc., et al.—U.S. District Court for the Eastern District of Texas, Texarkana Division. The court denied certification of a putative class action in March 2002, and the Fifth Circuit Court has upheld the dismissal. The plaintiff's petition to appeal to the United States Supreme Court was denied in late September 2004.

•	St. Croix Ltd., et al. v. Shell Oil Company, et al.—Virgin Islands Territorial Court, St. Croix Division. The court in a putative class action denied certification to a U.S. territories-wide class and dismissed CNA Holdings on jurisdictional grounds. Plaintiffs are seeking reconsideration of those rulings.

•	Vickers, et al. v. Shell Oil Company, et al.—U.S. District Court—Northern District of Indiana. A putative nationwide class action was filed in federal court in December 2002 against, among others, CNA Holdings and Shell. CNA Holding's motion to dismiss this lawsuit was granted in December 2003. The plaintiffs' appeal to the 7th Circuit of Appeals in January 2004 was dismissed.

In order to reduce litigation expenses and to provide relief to qualifying homeowners, in November 1995, CNA Holdings, DuPont and Shell Oil Company entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies have agreed to fund these replacements and reimbursements up to $950 million. As of December 31, 2004, the funding is $1,073 million due to additional contributions and funding commitments made primarily by other parties. There are additional pending lawsuits in approximately 5 jurisdictions not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and management does not expect the obligations arising from these lawsuits to have a material adverse effect on the Company.

In 1995, CNA Holdings and Shell Oil Company settled the claims relating to individuals in Texas owning a total of 110,000 property units, who are represented by a Texas law firm, for an amount that will not exceed $170 million. These claimants are also eligible for a replumb of their homes in accordance with terms similar to those of the national class action settlement. CNA Holdings' and Shell Oil Company's contributions under this settlement were subject to allocation as determined by binding arbitration.

In addition, a lawsuit filed in November 1989 in Delaware Chancery Court, between CNA Holdings and various of its insurance companies relating to all claims incurred and to be incurred for the product liability exposure led to a partial declaratory judgment in CNA Holdings' favor. As a result, settlements have been reached with a majority of CNA Holdings' insurers specifying their responsibility for these claims. However, in January 2000, CNA Holdings filed a motion in Superior State Court in Wilmington, Delaware to set a trial date with respect to this lawsuit against one insurer, asserting that the settlement is void because the insurer refused to make the required "coverage in place" payments to CNA Holdings. The insurer and CNA Holdings signed a settlement agreement in June 2003. Pursuant to the settlement agreement, the insurer agreed to pay CNA Holdings $105 million in five annual installments in satisfaction of all claims incurred and to be incurred for the product liability expense previously covered by the insurer. In February 2005, CNA Holdings reached a settlement agreement with another insurer, pursuant to which the insurer agreed to pay CNA Holdings $44 million in exchange for the release of certain claims. This amount was recorded as a reduction of goodwill.

Management believes that the plumbing actions are adequately provided for in the Consolidated Financial Statements and that they will not have a material adverse effect on our financial position.

However, if we were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. No assurance can be given that our litigation reserves will be adequate or that we will fully recover claims under our insurance policies.

Sorbates Antitrust Actions

In 1998, Nutrinova, Inc., a U.S. subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH, then a wholly-owned subsidiary of Hoechst, received a grand jury subpoena from the United States District Court for the Northern District of California in connection with a criminal antitrust investigation of the sorbates industry. On May 3, 1999, Hoechst and the U.S. Federal Government entered into an agreement under which Hoechst pled guilty to a one-count indictment charging Hoechst with participating in a conspiracy to fix prices and allocate market shares of sorbates sold in the United States. Hoechst and the U.S. Federal Government agreed to recommend that the U.S. District Court fine Hoechst $36 million, payable over five years, with the last payment of $5 million being paid in June 2004. Hoechst also agreed to cooperate with the U.S. Federal investigation and prosecutions related to the sorbates industry. The U.S. District Court accepted this plea on June 18, 1999 and imposed a penalty as recommended in the plea agreement.

Nutrinova and Hoechst have cooperated with the European Commission since 1998 in connection with matters relating to the sorbates industry. In May 2002, the European Commission informed Hoechst of its intent to investigate officially the sorbates industry, and in early January 2003, the European Commission served Hoechst, Nutrinova and a number of competitors with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel Chemical Industries Ltd., The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138.4 million (approximately $189 million), of which €99 million (approximately $135 million) was assessed against Hoechst. The case against Nutrinova was closed. The fine against Hoechst is based on the European Commission's finding that Hoechst does not qualify under the leniency policy, is a repeat violator and, together with Daicel, was a co-conspirator. In Hoechst's favor, the European Commission gave a discount for cooperating in the investigation. Hoechst appealed the European Commission's decision in December 2003, and that appeal is still pending.

In addition, several civil antitrust actions by sorbates customers, seeking monetary damages and other relief for alleged conduct involving the sorbates industry, have been filed in U.S. state and federal courts naming Hoechst, Nutrinova, and our other subsidiaries, as well as other sorbates manufacturers, as defendants. Many of these actions have been settled and dismissed by the court. One private action, Kerr v. Eastman Chemical Co. et al., is still pending in the Superior Court of New Jersey, Law Division, Gloucester County. The plaintiff alleges violations of the New Jersey Antitrust Act and the New Jersey Consumer Fraud Act and seeks unspecified damages.

In July 2001, Hoechst and Nutrinova entered into an agreement with the Attorneys General of 33 states, pursuant to which the statutes of limitations were tolled pending the states' investigations. This agreement expired in July 2003. Since October 2002, the Attorneys General for New York, Illinois, Ohio, Utah and Idaho filed suit on behalf of indirect purchasers in their respective states. The Utah, Nevada and Idaho actions have been dismissed as to Hoechst, Nutrinova and CAG. A motion for reconsideration is pending in Nevada. An appeal filed in Idaho was dismissed and that dismissal was upheld by the Idaho Supreme Court. The Ohio and Illinois actions have been settled, and the Idaho action was dismissed in February 2005. The New York action, New York v. Daicel Chemical Industries Ltd., et al. pending in the New York State Supreme Court, New York County, is the only Attorney General action still pending; it too seeks unspecified damages. All antitrust claims in this matter were dismissed by the court in September 2004; however, other state law claims are still pending. Hoechst and Nutrinova have filed an appeal of the court's denial of the motion to dismiss those remaining claims. A settlement agreement with the Attorneys General of Connecticut, Florida, Hawaii, Maryland, South Carolina, Oregon and Washington is currently being negotiated and these Attorneys General have been granted extensions of the tolling agreement.

Although the outcome of the foregoing proceedings and claims cannot be predicted with certainty, we believe that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given period. In the demerger agreement, Hoechst agreed to pay 80 percent of liabilities that may arise from the government investigation and the civil antitrust actions related to the sorbates industry.

Acetic Acid Patent Infringement Matters

Celanese International Corporation v. China Petrochemical Development Corporation—Taiwan Kaohsiung District Court.    On February 7, 2001, Celanese International Corporation filed a private criminal action for patent infringement against China Petrochemical Development Corporation, or CPDC, alleging that CPDC infringed Celanese International Corporation's patent covering the manufacture of acetic acid. This criminal action was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of five years, 1996-2000, and based on CPDC's own data and as reported to the Taiwanese securities and exchange commission. Celanese International Corporation's patent was held valid by the Taiwanese patent office. The amount of damages claimed by Celanese International Corporation has been reassessed at $35 million. This action is still pending.

Shareholder Litigation

CAG is a defendant in the following nine consolidated actions brought by minority shareholders during August 2004 in the Frankfurt District Court (Landgericht):

•	Mayer v. Celanese AG

•	Knoesel v. Celanese AG

•	Allerthal Werke AG and Dipl.-Hdl. Christa Götz v. Celanese AG

•	Carthago Value Invest AG v. Celanese AG

•	Prof. Dr. Ekkehard Wenger v. Celanese AG

•	Jens-Uwe Penquitt & Claus Deiniger Vermögensverwaltung GbR v. Celanese AG

•	Dr. Leonhard Knoll v. Celanese AG

•	B.E.M. Börseninformations- und Effektenmanagement GmbH v. Celanese AG

•	Protagon Capital GmbH v. Celanese AG

Further, several minority shareholders have joined the proceedings via a third party intervention in support of the plaintiffs. The Purchaser has joined the proceedings via a third party intervention in support of CAG. On September 8, 2004, the Frankfurt District Court consolidated the nine actions.

Among other things, these actions request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based on allegations that include the alleged violation of procedural requirements and information rights of the shareholders.

Further, on August 2, 2004, two minority shareholders instituted public register proceedings with the Königstein local court (Amtsgericht) and the Frankfurt district court, both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). These actions are based on an alleged violation of procedural requirements at the extraordinary general meeting, an alleged undercapitalization of the Purchaser and Blackstone and an alleged misuse of discretion by the competent court with respect to the registration of the Domination Agreement in the Commercial Register.

Based upon information available as of the date of this document, the outcome of the foregoing proceedings cannot be predicted with certainty. The time period to bring forward challenges has expired.

The amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement may be increased in special award proceedings

(Spruchverfahren) initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to us. As of the date of this Annual Report, several minority shareholders of CAG had initiated special award proceedings seeking court's review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. This could reduce the funds the Purchaser can make available to Celanese and its subsidiaries and, accordingly, diminish our ability to make payments on our indebtedness. However, the court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. The dismissal is subject to appeal.

In February 2005, a minority shareholder also brought a lawsuit against the Purchaser, as well as a former member of CAG's board of management and a former member of CAG's supervisory board, in the Frankfurt District Court. Among other things, this action seeks to unwind the tender of the plaintiff's shares in the Tender Offer and seeks compensation for damages suffered as a consequence of tendering shares in the Tender Offer.

Based upon the information as available, the outcome of the foregoing proceedings cannot be predicted with certainty.

Other Matters

As of the latest practical date, Celanese Ltd. and/or CNA Holdings, Inc., both our U.S. subsidiaries, are defendants in approximately 850 asbestos cases. Because many of these cases involve numerous plaintiffs, we are subject to claims significantly in excess of the number of actual cases. We have reserves for defense costs related to claims arising from these matters. We believe we do not have any significant exposure in these matters.

Item 4.    Submission of Matters to a Vote of Security Holders

On December 31, 2004, the holders of shares of our capital stock representing all of our then outstanding voting power by written consent without a meeting (i) approved and adopted the 2004 Stock Incentive Plan and authorized the reservation of 16,250,000 shares of Series A common stock for issuance under such plan, (ii) approved and adopted our Deferred Compensation Plan and authorized awards to be granted under such plan, with the maximum amount payable to be $192 million, and (iii) authorized the payment of $15 million in retention and other bonuses to certain executive officers and key employees.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading in Celanese's Series A common stock commenced on the New York Stock Exchange on January 21, 2005, under the symbol "CE". All of the shares of Celanese's Series B common stock are held by the Original Shareholders, and there is currently no public market for these shares.

Holders

As of March 23, 2005, there were 45 holders of record of the Series A common stock and 4 holders of record of the Series B common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 10,700 as of March 23, 2005.

Dividend Policy

We declared and paid, as applicable, the following special Series B common stock dividends to holders of our Series B common stock, which are required by our amended and restated certificate of incorporation:

•	The first dividend was a stock dividend, pursuant to which we declared and paid a dividend to the holders of our Series B common stock in the amount of 7,500,000 shares of our Series A common stock (which is the number of additional shares the underwriters had an option to purchase, but did not exercise such option).

•	The second dividend is a cash dividend of $804 million, which we declared and will pay to the holders of our Series B common stock from the borrowings under our senior credit facilities, the net proceeds from the offering of our Series A common stock remaining after the repayment of certain indebtedness of our subsidiaries described under "Use of Proceeds" below, and the net proceeds from the offering of our preferred stock.

The stock dividend described above was paid on March 9, 2005. We expect to pay the cash dividend described above on April 7, 2005. Under the terms of our amended and restated certificate of incorporation, we have been obligated to take all actions required or permitted under applicable Delaware law to permit the payment of the special Series B common stock dividends and to declare and pay these dividends to the extent there are funds legally available therefor. Upon payment of the $804 million dividend, the shares of Series B common stock convert automatically to shares of Series A common stock.

Our board of directors currently intends to adopt a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our common stock at an annual rate initially equal to approximately 0.75% of the $16.00 initial public offering price per share of our Series A common stock (or $0.12 per share) unless our board of directors in its sole discretion determines otherwise, commencing the second quarter of 2005. Our board of directors may at any time modify or revoke our dividend policy on our Series A common stock. Based upon the number of outstanding shares of our Series A common stock after the initial public offering, the common stock dividend declared on March 8, 2005 of 7,500,000 shares of our Series A common stock and the conversion as mentioned above, the anticipated annual cash dividend payment will be approximately $19 million. However, there is no assurance that sufficient cash or surplus will be available to pay such dividend. Further, such dividends payable to holders of our common stock cannot be declared or paid or have funds set aside for the payment thereof, unless we have paid or set aside funds for the payment of all accumulated and unpaid dividends with respect to the shares of our preferred stock, as described below.

We are required, under the terms of the preferred stock, to pay scheduled quarterly dividends, subject to legally available funds, at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears. This dividend is expected to result in an annual dividend payment of approximately $10 million. For so long as the preferred stock remains outstanding, (1) we will not declare, pay or set apart funds for the payment of any dividend or other distribution with respect to any junior stock or parity stock and (2) neither we, nor any of our subsidiaries, will, subject to certain exceptions, redeem, purchase or otherwise acquire for consideration junior stock or parity stock through a sinking fund or otherwise, in each case unless we have paid or set apart funds for the payment of all accumulated and unpaid dividends with respect to the shares of preferred stock and any parity stock for all preceding dividend periods and except for the special Series B common stock dividends.

The amounts available to us to pay cash dividends will be restricted by our subsidiaries' debt agreements. Under the terms of the senior credit facilities, certain limits have been placed on the ability of BCP Crystal and its subsidiaries to pay dividends or otherwise transfer their assets to us. The indentures governing the senior subordinated notes and the senior discount notes limit, but do not prohibit, the ability of BCP Crystal, Crystal LLC and their respective subsidiaries to pay dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Under the Domination Agreement, any minority shareholder of Celanese AG who elects not to sell shares to the Purchaser will be entitled to remain a shareholder of Celanese AG and to receive a net guaranteed fixed annual payment (Ausgleich) of €2.89 per CAG Share based on the current German tax law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Domination Agreement."

Under Delaware law, our board of directors may declare dividends only to the extent of our "surplus" (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. The value of a corporation's assets can be measured in a number of ways and may not necessarily equal their book value. The value of our capital may be adjusted from time to time by our board of directors but in no event will be less than the aggregate par value of our issued stock. Our board of directors may base this determination on our financial statements, a fair valuation of our assets or another reasonable method. Our board of directors will seek to assure itself that the statutory requirements will be met before actually declaring dividends. In future periods, our board of directors may seek opinions from outside valuation firms to the effect that our solvency or assets are sufficient to allow payment of dividends, and such opinions may not be forthcoming. With respect to the declaration of the Series B common stock cash and stock dividends described above, we obtained such an opinion indicating that we had a sufficient surplus to allow the payment of these cash and stock dividends. If we sought and were not able to obtain such an opinion, we likely would not be able to pay dividends. In addition, pursuant to the terms of our preferred stock, we are prohibited from paying a dividend on our common stock (except for the special Series B common stock dividends) unless all payments due and payable under the preferred stock have been made.

Use of Proceeds

The net proceeds from the initial public offering of our Series A common stock, after deducting underwriting discounts and estimated offering expenses, was approximately $760 million. The net proceeds from the offering of our preferred stock, after deducting underwriting discounts and estimated offering expenses, was approximately $233 million.

We contributed $779 million of the net proceeds from the offering of our Series A common stock and the offering of our preferred stock to our subsidiary, Crystal U.S. 3 Holdings L.L.C. ("Crystal LLC"), which used approximately $207 million of such net proceeds to redeem a portion of its senior discount notes. Crystal LLC contributed the remaining proceeds to its subsidiary, Celanese Holdings, which in turn contributed those proceeds to its subsidiary, BCP Crystal. BCP Crystal used such proceeds to redeem a portion of its senior subordinated notes. BCP Crystal used a portion of borrowings of approximately $1,135 million under the amended and restated senior credit facilities to repay the amounts outstanding under the $350 million floating rate term loan and expects pay approximately a $577 million dividend to

Celanese Holdings, which in turn will distribute this amount to Crystal LLC. Crystal LLC will distribute this amount up to us and we will use it, together with the remaining net proceeds from the offering of our Series A common stock and the net proceeds from the offering of our preferred stock, to pay a dividend of $804 million to the holders of our Series B common stock. Celanese's acquisition of Vinamul was primarily financed by $200 million of the borrowings under the amended and restated senior credit facilities. The loans under our prior senior credit facilities will remain outstanding under the amended and restated senior credit facilities. The expected sources and uses of funds used in connection with the Concurrent Financings are set forth in the table below.

Sources (in millions)		Uses (in millions)
Series A Common Stock	$800	Partial Redemption of Senior Discount Notes	$207
Preferred Stock	240	Partial Redemption of Senior Subordinated Notes	572
Amended and Restated Senior Credit Facilities	1,135	Repayment of Floating Rate Term Loan	353
Discounted Shares	12	Dividend to Holders of our Series B Common Stock	804
		Estimated Fees and Expenses	51
		Acquisition of Vinamul	200
Total Sources	$2,187	Total Uses	$2,187

Approximately $227 million, or 22% of the combined net proceeds from the offering of our Series A common stock and the offering of our preferred stock will be used to pay a portion of the $804 million special Series B common stock dividends. In addition, $577 million of the proceeds from additional borrowings under the amended and restated senior credit facilities will be used to fund the remaining portion of the special Series B common stock dividends such that $804 million, or 37% of the combined proceeds from the Concurrent Financings, will be paid to the Original Shareholders.

The interest rate and maturity of indebtedness that we discharged using the net proceeds from the Concurrent Financings, as well as the use of proceeds from such indebtedness, are described below:

Senior Discount Notes.    In September 2004, our subsidiaries Crystal US 3 Holdings L.L.C. and Crystal US Sub 3 Corp., issued $853 million aggregate principal amount at maturity of their senior discount notes due 2014 consisting of $163 million aggregate principal amount at maturity of their 10% Series A senior discount notes and $690 million aggregate principal amount at maturity of their 10½% Series B senior discount notes. The gross proceeds of the offering were $513 million. Approximately $500 million of the proceeds were distributed to the Original Shareholders, with the remaining proceeds used to pay fees associated with this financing. Until October 1, 2009, interest on the senior discount notes will accrue in the form of an increase in the accreted value of such notes. Cash interest on the senior discount notes will accrue commencing on October 1, 2009 and be payable semiannually in arrears on April 1 and October 1. In February 2005, we used approximately $37 million of the net proceeds from the offering of our Series A common stock to redeem a portion of the Series A senior discount notes, $151 million to redeem a portion of the Series B senior discount notes and $19 million to pay the premium associated with such redemption. In March 2005, Crystal U.S. Holdings 3 L.L.C. and Crystal U.S. Sub 3 Corp. entered into a supplemental indenture to provide that the Company guarantee the senior discount notes in order that the financial information required to be filed under the indenture can be filed by the Company, rather than the issuers of the senior discount notes.

Senior Subordinated Notes.    In June and July 2004, BCP Caylux issued $1,225 million aggregate principal amount of 9 5/8% senior subordinated notes due 2014 and €200 million principal amount of 10 3/8% senior subordinated notes due 2014. In February 2005, we used approximately $521 million of the net proceeds from the offering of our Series A common stock to redeem a portion of the senior subordinated notes and $51 million to pay the premium associated with the redemption.

Senior Credit Facilities.    In January 2005, BCP Crystal US Holding Corp., Celanese Holdings LLC and CAC entered into an Amended and Restated Credit Agreement with a syndicate of banks and other financial institutions led by Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, Deutsche Bank

Securities Inc., Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as joint book runners, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bank of America, N.A., as documentation agent, which modifies certain terms of the credit agreement dated as of April 6, 2004. The senior credit facilities provide financing of approximately $2.8 billion. The senior credit facilities consist of (1) a term loan facility in the aggregate amount of approximately $ 1.8 billion (including approximately €275 million of Euro denominated loans) which matures in 2011; (2) a $228 million credit-linked revolving facility which matures in 2009 and includes borrowing capacity available for letters of credit; (3) a $600 million revolving credit facility which matures in 2009; and (4) a new delayed draw term loan facility in the aggregate amount of $242 million which, once borrowed, shall be treated (as to amortization and repayments) on the same basis as the term loan facility. We expect to use this delayed draw facility to finance the acquisition of Acetex Corporation ("Acetex"), a Canadian corporation. The Company entered into an agreement to acquire Acetex in October 27, 2004, and the closing of such acquisition is conditioned upon regulatory approvals and other customary requirements. The borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at BCP Crystal's option, either base rate or a LIBOR rate. The applicable margin for borrowings under the base rate option is 1.50% and for the LIBOR option, 2.50% (in each case subject to a step-down based on a performance test). In addition to paying interest, BCP Crystal is required to pay certain fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – Senior Credit Facilities".

Floating Rate Term Loan.    In June 2004, BCP Caylux entered into a $350 million floating rate term loan with Deutsche Bank AG New York Branch, as administrative agent, Morgan Stanley Senior Funding, Inc., as global coordinator, and Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers. BCP Crystal is the borrower under the floating rate term loan. The floating rate term loan matures in 2011. The borrowings under the floating rate term loan bear interest at a rate equal to an applicable margin plus, at BCP Crystal's option, either a base rate or a LIBOR rate. Subsequent to the completion of the Restructuring, the applicable margin for borrowings under the base rate option was 3.25% and for the LIBOR option, 3.50%. The floating rate term loan accrues interest. This loan was repaid in January 2005 as described in "Use of Proceeds" above.

Use of Proceeds From Indebtedness Being Discharged and Original Shareholder Equity Investment.    The Purchaser used the borrowings under the then-existing senior credit facilities, together with the borrowings under the senior subordinated bridge loan facilities, and the cash equity investment by the Original Shareholders (which included the proceeds from the issuance of the mandatory redeemable preferred shares) to acquire CAG Shares in connection with the Tender Offer, to refinance certain existing debt of CAG, pre-fund certain pension obligations of CAG, pre-fund certain contingencies and certain obligations linked to the value of the CAG Shares, such as the payment of fair cash compensation under the Domination Agreement for the remaining CAG Shares, and payment obligations related to outstanding stock appreciation rights, stock options and interest payments, provide additional funds for working capital and other general corporate purposes, and pay related fees and expenses. BCP Caylux used the proceeds from the offering of the senior subordinated notes, together with available cash and borrowings under the floating rate term loan to repay its two senior subordinated bridge loan facilities, plus accrued interest, to redeem the mandatory redeemable preferred shares and to pay related fees and expenses. The issuers of the senior discount notes used the net proceeds from the offering to make a return of capital distribution to Celanese, which in turn made a distribution to the Original Shareholders, and to pay fees and expenses.

Item 6.    Selected Financial Data

The balance sheet data shown below as of December 31, 2004 and 2003, and the statements of operations and cash flow data for the nine months ended December 31, 2004, the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002, all of which are set forth below, are derived from the Consolidated Financial Statements included elsewhere in this document and should be read in conjunction with those financial statements and the notes thereto. The statement of operations data for the years ended December 31, 2001 and 2000 (in the case of the year ended December 31, 2000 only, unaudited) and the balance sheet data as of December 31, 2002, 2001 and 2000 (in the case of the December 31, 2001 and 2000 only, unaudited), all of which are set forth below, have been derived from, and translated into U.S. Dollars based on, CAG's historical euro audited financial statements and the underlying accounting records. This document presents the financial information relating to the Predecessor and the Successor.

As of the date of this document, the Purchaser, an indirect wholly owned subsidiary of Celanese, owns approximately 84% of the outstanding CAG Shares. Celanese is a recently formed company which, apart from the financing of the Transactions, does not have any independent external operations other than through the indirect ownership of the CAG businesses. Accordingly, financial and other information of CAG is presented in this document for periods through March 31, 2004 and our financial and other information is presented as of and for the nine months ended December 31, 2004.

	Predecessor					Successor
	Year Ended December 31,				Three Months Ended March 31, 2004	Nine Months Ended December 31, 2004
	2000	2001	2002	2003
	(unaudited)
	(in millions, except per share and per share data)
Statement of Operations Data:
Net sales	$4,120	$3,970	$3,836	$4,603	$1,243	$3,826
Cost of sales	(3,403)	(3,409)	(3,171)	(3,883)	(1,002)	(3,092)
Selling, general and administrative expenses	(497)	(489)	(446)	(510)	(137)	(498)
Research and development expenses	(75)	(74)	(65)	(89)	(23)	(67)
Special charges(1):
Insurance recoveries associated with plumbing cases	18	28	—	107	—	1
Sorbates antitrust matters	—	—	—	(95)	—	—
Restructuring, impairment and other special charges, net	(36)	(444)	5	(17)	(28)	(92)
Foreign exchange gain (loss)	5	1	3	(4)	—	(3)
Gain (loss) on disposition of assets	1	—	11	6	(1)	3
Operating profit (loss)	133	(417)	173	118	52	78
Equity in net earnings of affiliates	18	12	21	35	12	36
Interest expense	(68)	(72)	(55)	(49)	(6)	(300)
Interest and other income (expense), net(2)	101	53	41	92	14	12
Income tax benefit (provision)	(99)	111	(57)	(53)	(17)	(70)
Minority interests	—	—	—	—	—	(8)
Earnings (loss) from continuing operations	85	(313)	123	143	55	(252)
Earnings (loss) from discontinued operations	1	(52)	27	6	23	(1)
Cumulative effect of changes in accounting principles, net of income tax	—	—	18	(1)	—	—
Net earnings (loss)	$86	$(365)	$168	$148	$78	$(253)
Earnings (loss) per share(3)
Earnings (loss) per common share—basic:
Continuing operations	$1.59	$(6.22)	$2.44	$2.89	$1.12	$(2.54)
Discontinued operations	$0.02	$(1.03)	$0.54	$0.12	$0.46	$(0.01)
Cumulative effect of change in accounting principle			$0.36	$(0.02)
Net earnings (loss)	$1.61	$(7.25)	$3.34	$2.99	$1.58	$(2.55)
Weighted average shares—basic	53,293,128	50,331,847	50,329,346	49,445,958	49,321,468	99,377,884
Earnings (loss) per common share—diluted(3):
Continuing operations	$1.59	$(6.22)	$2.44	$2.89	$1.11	$(2.54)
Discontinued operations	$0.02	$(1.03)	$0.54	$0.12	$0.46	$(0.01)
Cumulative effect of change in accounting principle			$0.36	$(0.02)
Net earnings (loss)	$1.61	$(7.25)	$3.34	$2.99	$1.57	$(2.55)
Weighted average shares—diluted(3):	53,293,128	50,331,847	50,329,346	49,457,145	49,712,421	99,377,884

	Predecessor					Successor
	Year Ended December 31,				Three Months Ended March 31, 2004	Nine Months Ended December 31, 2004
	2000	2001	2002	2003
	(unaudited)
	(in millions, except per share and per share data)
Statement of Cash Flows Data:
Net cash provided by (used in) continuing operations:
Operating activities	N/A	$462	$363	$401	$(107)	$(63)
Investing activities	N/A	(105)	(139)	(275)	96	(1,810)
Financing activities	N/A	(337)	(150)	(108)	(43)	2,686

Balance Sheet Data (at the end of period) (2000 and 2001 unaudited):
Trade working capital(4)	N/A	$499	$599	$641	$715	$762
Total assets	$7,138	6,232	6,417	6,814	6,613	7,410
Total debt	1,084	775	644	637	587	3,387
Shareholders' equity (deficit)	2,671	1,954	2,096	2,582	2,622	(112)

Other Financial Data:
Depreciation and amortization	308	326	247	294	72	184
Capital expenditures	185	191	203	211	44	166
Dividends paid per share(5)	$0.10	$0.35	—	$0.48	—	—

(1)	Special charges include impairment charges, provisions for restructuring, which include costs associated with employee termination benefits and plant and office closures certain insurance recoveries, and other expenses and income incurred outside the normal course of ongoing operations. See Note 21 to the Consolidated Financial Statements.

(2)	Interest and other income, net, includes interest income, dividends from cost basis investments and other non-operating income (expense).

(3)	Successor earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding after giving effect to the 152.772947 for one stock split. Earnings (loss) per share for the Predecessor periods has been calculated by dividing net earnings (loss) by the historical weighted average shares outstanding of the Predecessor. As the capital structure of the Predecessor and Successor are different, the reported earnings (loss) per share are not comparable.

(4)	Trade working capital is defined as trade accounts receivable from third parties and affiliates net of allowance for doubtful accounts, plus inventories, less trade accounts payable to third parties and affiliates. Trade working capital is calculated in the table below (2001 unaudited):

	Predecessor				Successor
	December 31,			March 31, 2004	December 31, 2004
	2001	2002	2003
	(in millions)
Trade receivables, net	$536	$666	$722	$798	$866
Inventories	483	505	509	516	618
Trade payables	(520)	(572)	(590)	(599)	(722)
Trade working capital	$499	$599	$641	$715	$762

(5)	In the nine months ended December 31, 2004, CAG declared and paid a dividend of €0.12 ($0.14) per share for the year ended December 31, 2003. Dividends paid to Celanese and its consolidated subsidiaries eliminate in consolidation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and the results of operations of Celanese Corporation and its subsidiaries (collectively the "Company" or the "Successor") together with the Consolidated Financial Statements and the notes to those financial statements, which were prepared in accordance with U.S. GAAP.

The following discussion and analysis of financial condition and results of operations covers periods prior and subsequent to the acquisition of Celanese AG and its subsidiaries (collectively "CAG" or the "Predecessor"). Accordingly, the discussion and analysis of historical periods do not reflect the significant impact that the acquisition of CAG has had and will have on the Successor, including increased leverage and liquidity requirements as well as purchase accounting adjustments. In addition, investors are cautioned that the forward-looking statements contained in this section involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Information" located at the end of this section.

The results for the nine months ended December 31, 2003 and the three months ended March 31, 2003 have not been audited together with the results of the nine months ended December 31, 2004 and the three months ended March 31, 2004 and should not be taken as an indication of the results of operations to be reported for any subsequent period or for the full fiscal year.

Reconciliation of Non-U.S. GAAP Measures: Management compensates for the limitations of using non-U.S. GAAP financial measures by using them to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business other than U.S. GAAP results alone. In this regard, we disclose net debt and trade working capital, which are non-U.S. GAAP financial measures. Net debt is defined as total debt less cash and cash equivalents, and trade working capital is defined as trade accounts receivable from third parties and affiliates net of allowance for doubtful accounts, plus inventories, less trade accounts payable to third parties and affiliates. Management uses net debt to evaluate the capital structure and trade working capital to evaluate the investment in receivables and inventory, net of payables. Net debt and trade working capital are not a substitute for any U.S. GAAP financial measure. In addition, calculations of net debt and trade working capital contained in this report may not be consistent with that of other companies. The most directly comparable financial measures presented in accordance with U.S. GAAP in our financial statements for net debt and trade working capital are total debt and the working capital components of trade working capital identified above, respectively. For a reconciliation of net debt and total debt, see "Financial Highlights" below. For a reconciliation of trade working capital to the working capital components, see "Selected Financial Data."

Basis of Presentation

Impact of the Acquisition of Celanese AG

On April 6, 2004, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG ("BCP" or the "Purchaser"), an indirect wholly owned subsidiary of the Successor, acquired approximately 84% of the Celanese AG ordinary shares, excluding treasury shares ("CAG Shares"). The ordinary shares were acquired at a price of €32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of approximately $69 million. During the nine months ended December 31, 2004, the Purchaser acquired additional CAG Shares for a purchase price of $33 million. As the additional shares acquired primarily represented exercised employee stock options, the Purchaser's ownership percentage remained at approximately 84% as of December 31, 2004.

As part of the acquisition, the Purchaser agreed to refinance certain existing debt of CAG, pre-fund pension obligations of CAG, pre-fund certain contingencies and certain obligations linked to the value of the CAG, such as the payment of fair cash compensation under a Domination and Profit and Loss Transfer Agreement ("Domination Agreement") for the remaining outstanding CAG Shares and payment obligations related to outstanding stock appreciation rights, stock options and interest payments, provide additional funds for working capital and other general corporate purposes, and pay related fees and expenses.

The funds used in connection with the acquisition of CAG were provided by equity investments of $641 million from the Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, and Blackstone Capital Partners (Cayman) Ltd. 3 (collectively, "Blackstone") and BA Capital Investors Sidecar Fund, L.P. (and together with Blackstone, the "Original Shareholders"); term loans of approximately $608 million, borrowings under senior subordinated bridge loan facilities of $1,565 million as well as the issuance of mandatorilly redeemable preferred stock totaling $200 million. The senior subordinated bridge loan facilities have since been refinanced by the senior subordinated notes and the floating rate term loan. As a result of the financing, our interest expense currently is, and will continue to be, substantially higher than it was prior to the acquisition or as compared with historical CAG.

We accounted for the acquisition of CAG using the purchase method of accounting and, accordingly, this resulted in a new basis of accounting. The purchase price was allocated based on the fair value of the underlying assets acquired and liabilities assumed. The assets acquired and liabilities assumed are reflected at fair value for the approximately 84% portion acquired and at CAG historical basis for the remaining approximate 16%. The excess of the total purchase price over the fair value of the net assets acquired at closing was allocated to goodwill, and this indefinite lived asset is subject to an annual impairment review. Goodwill in the transaction totalled $747 million.

In connection with the acquisition of CAG, at the acquisition date, the Company began formulating a plan to exit or restructure certain activities. We have not completed this analysis, but have recorded initial liabilities of $60 million, primarily for employee severance and related costs in connection with the preliminary plan, as well as approving the continuation of all existing Predecessor restructuring and exit plans. As we finalize our plans to exit or restructure activities, we may record additional liabilities for, among other things, severance and severance related costs, which may also increase the goodwill recorded. See Note 2 in the Consolidated Financial Statements.

Successor

Successor—Represents the Company's audited consolidated financial position as of December 31, 2004 and its audited consolidated results of operations and cash flows for the nine months ended December 31, 2004. These consolidated financial statements reflect the application of purchase accounting, described above, relating to the acquisition of CAG.

Predecessor

Predecessor—Represents CAG's audited consolidated financial position as of December 31, 2003 and its audited consolidated results of operations and cash flows for each of the years in the two-year period ended December 31, 2003, its audited interim consolidated results of operations and cash flows for the three months ended March 31, 2004, and its unaudited interim consolidated results of operations and cash flows for the three months ended March 31, 2003 and the nine months ended December 31, 2003. These consolidated financial statements relate to periods prior to the acquisition of CAG and present CAG's historical basis of accounting without the application of purchase accounting.

The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

Initial Public Offering and Concurrent Financings

In January 2005, the Company completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds of approximately $760 million after deducting underwriters' discounts and estimated offering expenses. Concurrently, the Company received net proceeds of $233 million from the offering of its convertible perpetual preferred stock. A portion of the proceeds of the share offerings were used to redeem $188 million of senior discount notes and $521 million of senior subordinated notes, excluding premiums of $19 million and $51 million, respectively.

Subsequent to the closing of the initial public offering, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities; a portion of which was used to repay $350 million of floating rate term loan and $200 million was primarily used to finance the February 2005 acquisition of the Vinamul emulsions business. Additionally, the amended and restated senior credit facilities includes a $242 million delayed draw term loan which is expected to be used to finance the Acetex acquisition.

On April 7, 2005, the Company expects to use the remaining proceeds of the initial public offering and concurrent financings to pay a special cash dividend to holders of the Company's Series B common stock of $804 million, which was declared on March 8, 2005. In addition, the Company issued a 7,500,000 Series A common stock dividend to the holders of its Series B common stock, the Original Shareholders, respectively, on March 9, 2005. See Note 3 to the Consolidated Financial Statements.

Major Events In 2004

In response to greater demand for Ticona's technical polymers, two projects were announced to expand manufacturing capacity. Ticona announced plans to increase production of polyacetal in North America by about 20%, raising total capacity to 102,000 tons per year at the Bishop, Texas facility. This project was completed in October 2004. Fortron Industries, a venture of Ticona and Kureha Chemicals Industries, plans to increase the capacity of its Fortron polyphenylene sulfide plant in Wilmington, North Carolina, by 25%, by the end of 2005.

In October 2004, we completed an organizational restructuring (the "Restructuring"). As part of the Restructuring, the parent of BCP, by causing BCP to give corresponding instruction under the Domination Agreement, effected the transfer of all of the shares of Celanese Americas Corporation ("CAC") from Celanese Holding GmbH, a wholly owned subsidiary of Celanese AG, to BCP Caylux Holdings Luxembourg S.C.A. ("BCP Caylux") which resulted in BCP Caylux owning 100% of the equity of CAC and, indirectly, all of its assets, including subsidiary stock.

Following the transfer of CAC to BCP Caylux (1) Celanese Holdings contributed substantially all of its assets and liabilities (including all outstanding capital stock of BCP Caylux) to BCP Crystal US Holdings Corp. ("BCP Crystal") in exchange for all outstanding capital stock of BCP Crystal; and (2) BCP Crystal assumed certain obligations of BCP Caylux, including all rights and obligations of BCP Caylux under the senior credit facilities, the floating rate term loan and the senior subordinated notes. BCP Crystal, at discretion may subsequently cause the liquidation of BCP Caylux.

As a result of these transactions, BCP Crystal holds 100% of CAC's equity and, indirectly, all equity owned by CAC in its subsidiaries. In addition, BCP Crystal holds, indirectly, all of the outstanding common stock of Celanese AG held by the Purchaser and all of the wholly owned subsidiaries of Celanese that guarantee BCP Caylux's obligations under the senior credit facilities guarantee the senior subordinated notes issued on June 8, 2004, and July 1, 2004 on an unsecured senior subordinated basis.

If legal challenges of the Domination Agreement by dissenting shareholders of Celanese AG are successful, some or all actions taken under the Domination Agreement, including the transfer of CAC may be required to be reversed and the Purchaser may be required to compensate Celanese AG for damages caused by such actions.

In October 2004, we announced plans to implement a strategic restructuring of our acetate business to increase efficiency, reduce overcapacity in certain areas and to focus on products and markets that provide long-term value. As part of this restructuring, we plan to discontinue acetate filament production by mid-2005 and to consolidate our acetate flake and tow operations at three locations, instead of five. The restructuring resulted in $50 million of asset impairment charges recorded as a special charge and $12 million in charges to depreciation for related asset retirement obligations for the nine months ended December 31, 2004.

In October 2004, we agreed to acquire Acetex Corporation ("Acetex"), a Canadian corporation, for approximately $261 million and the assumption by us of debt owed by Acetex, valued at approximately $231 million. Acetex has two primary businesses: the Acetyls Business and the Specialty Polymers and Films Business. The Acetyls business produces acetic acid, polyvinyl alcohol and vinyl acetate monomer. The Specialty Polymers and Films Business produces specialty polymers (used in the manufacture of a variety of plastics products, including packaging and laminating products, auto parts, adhesives and medical products) as well as products for the agricultural, horticultural and construction industries. Closing of the acquisition is conditioned upon regulatory approvals and other customary conditions. We expect to finance this acquisition through borrowings under the $242 million delayed draw term loan, which is part of the amended and restated senior credit facilities.

In November 2004, we announced our plans to purchase Vinamul Polymers, the North American and European emulsion polymer business of National Starch and Chemical Company ("NSC"), for $208 million. NSC is a subsidiary of Imperial Chemical Industries PLC ("ICI"). Emulsion polymers enhance the performance of adhesives, paints and coatings, textiles, paper, building products and other goods. The acquisition was completed in February 2005 and was financed through an amendment of the senior credit facilities.

In November 2004, Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd., reorganized as a Delaware company and changed its name to Celanese Corporation.

In December 2004, we approved a plan to dispose of the Cyclo-olefin Copolymer ("COC") business included within the Technical Polymers Ticona segment and our interest in Pemeas GmbH, the fuel cell venture included in Other Activities. This decision resulted in $32 million of asset impairment charges recorded as a special charge related to the COC business. The revenues and the operating (loss) for COC were $8 million and $(59) million for the nine months ended December 31, 2004, $1 million and $(9) million for the three months ended March 31, 2004 and $7 million and $(35) million for the year ended December 31, 2003, respectively. The revenues for the fuel cell business were not material for any period presented. Operating (losses) for the fuel cell business was $(8) million for the nine months ended December 31, 2004, $(2) million for the three months ended March 31, 2004 and $(12) million for the year ended December 31, 2003. As of December 31, 2004, the estimated total assets and total liabilities of COC, including intercompany payables, were approximately $42 million and $74 million, respectively, and the estimated total assets and total liabilities of Pemeas GmbH were $24 million and $3 million, respectively.

In December 2004, we approved a stock incentive plan for executive officers, key employees and directors, a deferred compensation plan for executive officers and key employees, as well as other management incentive programs. We recorded expense of $50 million related to these new compensation plans during the nine months ended December 31, 2004.

Major Events In 2003

In 2003, CAG took major steps to enhance the value of its businesses, by investing in new production capacity in growth areas, reducing costs and increasing productivity.

Optimizing the Portfolio

•	Agreed to sell its acrylates business to The Dow Chemical Company ("Dow") as part of its strategy to focus on core businesses; transaction completed in February 2004

•	Completed the venture of its European oxo businesses with Degussa AG ("Degussa")

•	Sold its nylon business to BASF AG ("BASF").

Investing in Growth Areas

•	Received governmental approval and began preparations to build a world-scale acetic acid plant in China, the world's fastest growing market for acetic acid and its derivatives

•	Announced agreement with China National Tobacco Corporation to double capacities of three acetate tow plants in China, in which CAG owns a 30% share

•	Brought on stream the Estech GmbH venture plant to produce neopolyol esters at Oberhausen, Germany, to supply the growing specialty lubricants markets in Europe, Africa and the Middle East

•	Announced plans to expand its GUR(R) ultra high molecular weight polyethylene plant in Oberhausen, Germany, by 10,000 tons, increasing our total worldwide capacity by 17% in the second half of 2004

•	Broke ground with Asian partners for a new investment in a polyacetal plant in China, the world's highest growth market for engineering plastics.

Reducing Costs and Increasing Productivity

•	Agreed to source methanol from Southern Chemical Corporation in mid-2005 under a multi-year contract expected to reduce significantly overall exposure to U.S. Gulf Coast natural gas volatility

•	Initiated measures to redesign Ticona's organization, reduce costs and increase productivity

•	Achieved significant cost savings from completion of Focus and Forward restructuring programs

•	Intensified use of Six Sigma and other productivity tools throughout the organization to reduce costs and generate additional revenue

•	Began implementation of a company-wide SAP platform to reduce administrative costs by eliminating complexity in information systems and to provide for ongoing improvement in business processes and service

•	Completed a new, more efficient plant for synthesis gas, a primary raw material used at the Oberhausen, Germany site.

Major Events In 2002

Enhancing the Value of CAG's Portfolio

•	Acquisition of the European emulsions and global emulsion powders businesses from Clariant AG, Switzerland

•	Divestiture of Trespaphan, the oriented polypropylene ("OPP") film business

•	Formation of a 50/50 European venture with Hatco Corporation, U.S. for production and marketing of neopolyol esters, a basic raw material for synthetic lubricants.

Continuing Internal Growth Activities

•	Start-up of a new 30,000 ton per year GUR ultra-high molecular weight polyethylene plant in Bishop, Texas

•	Completion of capacity expansion for Vectra® liquid crystal polymers in Shelby, North Carolina

•	Opening of the world's first pilot plant for high temperature membrane electrode assemblies for fuel cells in Frankfurt, Germany

•	Announcement to construct with Asian partners a world-scale 60,000 ton per annum polyacetal plant in China.

Additional Highlights:

•	Cost savings of an estimated $95 million achieved in 2002 associated with the Focus and Forward restructuring programs, initiated in 2001

•	Agreement with BOC p.l.c., United Kingdom to supply carbon monoxide that feeds the acetic acid production facility at the Clear Lake, Texas site in a move to decrease costs and improve efficiency

•	Divestiture of global allylamines and U.S. alkylamines business with production sites in Portsmouth, Virginia and Bucks, Alabama

•	Initiation in December 2002 of a buy back of up to 1,031,941 shares

•	Expensing of stock options commenced in July 2002 at a total estimated cost of €10 million ($10 million), of which approximately $3 million was recognized in 2002.

Financial Highlights

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Year Ended December 31, 2003	Year Ended December 31, 2002
		(unaudited)		(unaudited)
	(in $ millions)
Statement of Operations Data:
Net sales	3,826	3,466	1,243	1,137	4,603	3,836
Special charges
Insurance recoveries associated with plumbing cases	1	107	—	—	107	—
Sorbates antitrust matters	—	(95)	—	—	(95)	—
Restructuring, impairment and other special charges, net	(92)	(16)	(28)	(1)	(17)	5
Operating profit	78	46	52	72	118	173
Earnings (loss) from continuing operations before tax
and minority interests	(174)	108	72	88	196	180
Earnings (loss) from continuing operations	(252)	79	55	64	143	123
Earnings (loss) from discontinued operations	(1)	13	23	(7)	6	27
Net earnings (loss)	(253)	92	78	56	148	168

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Balance Sheet Data:
Short-term borrowings and current installments of long-term debt - third party and affiliates	144	148
Plus: Long-term debt	3,243	489
Total debt	3,387	637
Less: Cash and cash equivalents	838	148
Net debt	2,549	489

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Year Ended December 31, 2003	Year Ended December 31, 2002
		(unaudited)		(unaudited)
	(in $ millions)
Other Data:
Depreciation and amortization	184	224	72	70	294	247
Operating margin(1)	2.0%	1.3%	4.2%	6.3%	2.6%	4.5%
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	(4.5)%	3.1%	5.8%	7.7%	4.3%	4.7%

(1)	Defined as operating profit divided by net sales.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Year Ended December 31, 2003	Year Ended December 31, 2002
		(unaudited)		(unaudited)
	(in $ millions)
Net sales	3,826	3,466	1,243	1,137	4,603	3,836
Cost of sales	(3,092)	(2,948)	(1,002)	(935)	(3,883)	(3,171)
Selling, general and administrative expenses	(498)	(402)	(137)	(108)	(510)	(446)
Research and development expenses	(67)	(69)	(23)	(20)	(89)	(65)
Special charges:
Insurance recoveries associated with plumbing cases	1	107	—	—	107	—
Sorbates antitrust matters	—	(95)	—	—	(95)	—
Restructuring, impairment and other special charges, net	(92)	(16)	(28)	(1)	(17)	5
Foreign exchange gain (loss)	(3)	(3)	—	(1)	(4)	3
Gain (loss) on disposition of assets	3	6	(1)	—	6	11
Operating profit	78	46	52	72	118	173
Equity in net earnings of affiliates	36	25	12	10	35	21
Interest expense	(300)	(37)	(6)	(12)	(49)	(55)
Interest income	24	38	5	6	44	18
Other income (expense), net	(12)	36	9	12	48	23
Earnings (loss) from continuing operations before tax and minority interests	(174)	108	72	88	196	180
Income tax provision	(70)	(29)	(17)	(24)	(53)	(57)
Earnings (loss) from continuing operations before minority interests	(244)	79	55	64	143	123
Minority interests	(8)	—	—	—	—	—
Earnings (loss) from continuing operations	(252)	79	55	64	143	123
Earnings (loss) from discontinued operations:
Earnings (loss) from operation of discontinued operations	—	7	(5)	(8)	(1)	(43)
Gain (loss) on disposal of discontinued operations	(2)	9	14	(2)	7	14
Income tax benefit	1	(3)	14	3	—	56
Earnings (loss) from discontinued operations	(1)	13	23	(7)	6	27
Cumulative effect of changes in accounting principles, net of income tax	—	—	—	(1)	(1)	18
Net earnings (loss)	(253)	92	78	56	148	168

Overview – Nine Months Ended December 31, 2004 Compared with Nine Months Ended
December 31, 2003

All business segments experienced volume growth in the nine months ended December 31, 2004 compared to the same period last year. The Chemical Products segment benefited from stronger overall demand, while the Ticona segment grew on new commercial applications and stronger demand from the automotive, electrical/electronics, household goods, and medical markets. The performance of Ticona's affiliates also reflected improved business conditions. The overall economic environment, however, remained challenging due to higher raw material and energy costs, as well as weaker pricing for some products in the Ticona and Performance Products segments compared to the same period last year.

Net sales in the nine months ended December 31, 2004 rose 10% to $3,826 million compared to net sales for the same period in 2003 mainly on higher volumes in all business segments, stronger pricing in Chemical Products and favorable currency effects, which were partially offset by lower pricing in the remaining segments and changes in the composition of the Chemical Products segment.

Operating profit increased by 70% to $78 million compared to the same period last year. Operating profit benefited from increased net sales, lower stock appreciation rights expense of $76 million as well as cost savings. These factors were partially offset by increased raw material and energy costs, higher special charges of $87 million, expenses associated with a new management compensation plan of $50 million, and higher professional and consulting fees. For the nine months ended December 31, 2004, operating profit included lower depreciation and amortization of $40 million resulting primarily from purchase accounting adjustments and a non-cash charge of $53 million in inventory-related purchase accounting adjustments.

Earnings from continuing operations before tax and minority interests decreased to a loss of $174 million from earnings of $108 million in the same period last year mainly due to an increase in interest expense of $263 million, resulting from the higher debt levels and the expensing of deferred financing costs of $89 million, and the absence of $18 million in income from the demutualization of an insurance provider, which was partially offset by higher operating profit of $32 million.

Net earnings (loss) decreased to a loss of $253 million compared to earnings of $92 million for the same period a year earlier.

Net debt (total debt less cash and cash equivalents) rose to $2,549 million from $489 million as of December 31, 2003, primarily to finance the acquisition of CAG and to prefund benefit obligations.

Overview – Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

In the three months ended March 31, 2004, all of CAG's businesses experienced strong volume growth compared to the same period the previous year. CAG benefited from increased activity in some of its markets, such as electrical/electronics, new applications for technical polymers and food ingredients, and tight supply conditions in the acetyl products markets. Operating profit declined, however, due to higher raw material and energy costs, special charges and the absence of income from stock appreciation rights, which were partially offset by favorable currency effects.

Net sales increased 9% to $1,243 million due to volume increases and favorable currency effects, resulting mainly from the stronger euro versus the U.S. dollar. Volume increases were particularly strong in the Acetate Products and Ticona segments. These factors were partially offset by the effects of transfer of the European oxo business to a venture in the fourth quarter of 2003.

Earnings from continuing operations were $55 million compared to $64 million in the comparable period in 2003. Net earnings (loss) increased to $78 million from $56 million due to an increase in earnings of $30 million from discontinued operations resulting mainly from the sale of the acrylates business.

Overview – 2003 Compared 2002

In a global business environment characterized by higher raw material and energy costs and modest growth, CAG achieved full year 2003 net earnings of $148 million compared to net earnings of $168 million for 2002. Earnings from continuing operations increased to $143 million in 2003 compared to $123 million in 2002. Earnings from continuing operations excludes the results of the nylon and the majority of the acrylates businesses, which were divested on December 31, 2003 and February 1, 2004, respectively, and are included in earnings (loss) from discontinued operations. Net sales increased to $4,603 million in 2003 from $3,836 million in 2002 due to price and volume increases and favorable currency movements.

Earnings from continuing operations before tax and minority interests increased to $196 million in 2003 compared to $180 million in 2002. This increase was primarily due to higher pricing, particularly in the Chemical Products segment, increased volumes in all segments, cost reductions, productivity improvements and favorable currency movements. Additional favorable adjustments included greater earnings from affiliates, mainly in Asia, increased interest and income from plumbing insurance recoveries and the demutualization of an insurance provider, as well as the addition of the emulsions business acquired at the end of 2002. Also affecting earnings from continuing operations before tax and minority interests was income of $107 million from insurance recoveries and $95 million of expense associated with antitrust matters in the Sorbates industry as discussed below. These increases were mainly offset by higher costs for raw materials and energy and increased expense for stock appreciation rights.

Significant items affecting earnings from continuing operations before tax and minority interests from 2003 to 2002 were approximately:

(in $ millions)
Pricing and volume improvements	240
Higher costs for raw materials and energy, net of cost reductions and productivity improvements	(180)
Interest and other income from plumbing insurance recoveries	127
Earnings from affiliates	14
Sorbates antitrust matters	(95)
Stock appreciation rights expense	(56)

Although CAG recorded special charges of only $5 million, special charges significantly affected the operating results of the Ticona and Performance Products segments in 2003. Ticona's operating profit benefited from income of $107 million from insurance recoveries related to the plumbing cases. The insurance recoveries more than offset special charges related to Ticona's organizational redesign efforts and the closing of a manufacturing facility in the United Kingdom. The operating profit of the Performance Products' segment was burdened by $95 million in special charges relating to a European Commission decision to fine Hoechst €99 million ($115 million) for antitrust matters in the sorbates industry that occurred prior to the demerger.

Segment net sales in 2003 increased 21% compared to 2002 due to the inclusion of the emulsions business acquired at year-end 2002 (+8%), favorable currency effects (+5%) and higher pricing (+5%) and volumes (+4%). These increases were partly offset by the transfer of the European oxo business to a venture in the fourth quarter of 2003 (−1%). Operating profit declined by 32% to $118 million in 2003 compared to $173 million in 2002. This decline reflected increased raw material and energy costs, as well as higher expense for stock appreciation rights and special charges discussed below. These factors outweighed increased pricing in the Chemical Products and Acetate Products segments, higher volumes in all segments, particularly in Ticona and Performance Products, cost reductions, productivity improvements, increased income from the captive insurance companies and the addition of the emulsions business.

In the Chemical Products segment, the contribution from the emulsions business, favorable currency movements and cost reductions were outweighed by higher energy costs and an increase in stock appreciation rights expense. Overall in 2003, increased selling prices offset higher raw material costs, although pricing outpaced raw material costs in the first half of the year and lagged in the second half. In the Acetate Products segment, increased pricing and volumes as well as productivity gains only partially offset higher raw material and energy prices. Increased demand led to volume improvements in the Ticona segment on the development of new applications and entry into new markets, partially offset by organizational redesign costs. Volume increases for the Performance Products' Sunett sweetener were offset by lower pricing for Sunett and sorbates.

CAG reduced its net debt by 6% to $489 million as of December 31, 2003 compared to $520 million as of December 31, 2002. This decrease primarily represents the net repayment of $68 million of debt offset by the addition of $38 million of debt related to the consolidation of a variable interest entity under Financial Accounting Standard Board Interpretation No. 46, Consolidation of Variable Interest Entities. Trade working capital increased to $641 million at December 31, 2003 from $599 million at December 31, 2002. This increase is primarily related to favorable foreign currency effects as lower payables more than offset the reduction in inventory resulting from the high levels at the end of 2002, resulting from advance purchases of wood pulp, a key raw material, in the Acetate Products segment caused by the shutdown of a major supplier. Operating cash flow benefited by $180 million relating to the effects of hedging of currency exposure on intercompany funding of operations in U.S. dollars, compared to approximately $95 million in 2002. Benefit obligations decreased by $106 million to $1,165 million in 2003 from $1,271 million primarily due to an increase in the fair value of plan assets, contributions, payments and a plan amendment related to the U.S. postretirement medical plan. These factors were partially offset by the effects of a decrease in the discount rate.

In 2003, CAG took major steps to concentrate on its core businesses. In September, CAG reached an agreement to sell its acrylates business to Dow. The transaction was completed on February 1, 2004. On October 1, European Oxo GmbH, CAG's oxo chemicals venture with Degussa, began operations.

CAG streamlined its manufacturing operations and administrative functions, mainly in the Chemical Products and Ticona segments, and, as a result, recorded termination benefit expenses of $26 million in cost of sales, primarily in the fourth quarter of 2003.

Selected Data by Business Segment – Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003 and Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)		(unaudited)
	(in $ millions)
Net Sales
Chemical Products	2,573	2,298	818	767
Technical Polymers Ticona	636	566	227	196
Acetate Products	523	513	172	142
Performance Products	131	128	44	41
Segment Total	3,863	3,505	1,261	1,146
Other Activities	45	38	11	11
Intersegment Eliminations	(82)	(77)	(29)	(20)
Total Net Sales	3,826	3,466	1,243	1,137
Special Charges
Chemical Products	(3)	2	(1)	(1)
Technical Polymers Ticona:
Insurance recoveries associated with plumbing cases	1	107	—	—
Restructuring, impairment and other special charges, net	(38)	(20)	(1)	—
Acetate Products	(50)	—	—	—
Performance Products:
Sorbates antitrust matters	—	(95)	—	—
Segment Total	(90)	(6)	(2)	(1)
Other Activities	(1)	2	(26)	—
Total Special Charges	(91)	(4)	(28)	(1)
Operating Profit (Loss)
Chemical Products	248	86	65	52
Technical Polymers Ticona	(12)	103	31	19
Acetate Products	(11)	11	9	2
Performance Products	18	(56)	11	12
Segment Total	243	144	116	85
Other Activities	(165)	(98)	(64)	(13)
Total Operating Profit	78	46	52	72
Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	265	115	64	60
Technical Polymers Ticona	26	140	45	27
Acetate Products	(7)	15	9	2
Performance Products	15	(56)	11	12
Segment Total	299	214	129	101
Other Activities	(473)	(106)	(57)	(13)
Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	(174)	108	72	88

Selected Data by Business Segment – Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003 and Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003 (Continued)

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)		(unaudited)
	(in $ millions)
Stock Appreciation Rights
Chemical Products	—	(18)	—	4
Technical Polymers Ticona	(1)	(18)	—	5
Acetate Products	—	(6)	—	2
Performance Products	—	(1)	—	—
Segment Total	(1)	(43)	—	11
Other Activities	—	(34)	—	7
Total Stock Appreciation Rights	(1)	(77)	—	18
Depreciation & Amortization
Chemical Products	89	119	39	38
Technical Polymers Ticona	48	42	16	15
Acetate Products	33	53	13	13
Performance Products	10	5	2	2
Segment Total	180	219	70	68
Other Activities	4	5	2	2
Total Depreciation & Amortization	184	224	72	70

Factors Affecting Nine Months Ended December 31, 2004 Segment Sales Compared to Nine Months Ended December 31, 2003

in percentages	Volume	Price	Currency	Other	Total
Chemical Products	4	10	4	(6)	12
Technical Polymers Ticona	11	(4)	5	—	12
Acetate Products	1	1	—	—	2
Performance Products	14	(16)	4	—	2
Segment total	6	5	3	(4)	10

Factors Affecting Three Months Ended March 31, 2004 Segment Sales Compared to Three Months Ended March 31, 2003

in percentages	Volume	Price	Currency	Other	Total
Chemical Products	5	2	5	(5)	7
Technical Polymers Ticona	13	(5)	8	—	16
Acetate Products	21	—	—	—	21
Performance Products	7	(15)	15	—	7
Segment total	8	(1)	6	(3)	10

Summary by Business Segment—Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003 and Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Chemical Products

	Successor	Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Change in $	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)			(unaudited)
Net sales	2,573	2,298	275	818	767
Net sales variance:
Volume	4%			5%
Price	10%			2%
Currency	4%			5%
Other	(6)%			(5)%
Operating profit	248	86	162	65	52
Operating margin	9.6%	3.7%		7.9%	6.8%
Special charges	(3)	2	(5)	(1)	(1)
Earnings from continuing operations before tax and minority interests	265	115	150	64	60
Depreciation and amortization	89	119	(30)	39	38

Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

Chemical Products' net sales increased by 12% to $2,573 million for the nine months ended December 31, 2004 from the comparable period last year as higher selling prices (+10%), increased volumes (+4%) and favorable currency movements (+4%) were partially offset by changes in the composition of the segment (-6%).

Pricing increased for most products, particularly vinyl acetate monomer, acetic acid, and acetyl derivative products, driven by high industry utilization and higher costs for raw materials. Volumes also increased, particularly for vinyl acetate monomer, polyvinyl alcohol and emulsions due to strong overall demand.

The changes in the composition of the segment result from the transfer of the European oxo business into a venture in the fourth quarter of 2003 (-2%) and a change in the structure of the business under which certain acrylates products, which were formerly sold into the merchant market, are now being sold under a contract manufacturing agreement (-4%). Only the margin realized under such contract manufacturing arrangement is now reported in net sales.

Operating profit increased to $248 million for the nine months ended December 31, 2004 from $86 million in the same period last year. Higher pricing, higher volumes, as well as favorable currency effects, were partially offset by increased raw material costs and energy. Operating profit was also favorably impacted by lower stock appreciation rights expense of $18 million and the absence of a loss from the European oxo business, as well as decrease in depreciation and amortization expense of $30 million, largely as a result of purchase accounting adjustments. Operating profit in the nine months ended December 31, 2004 included a $17 million non-cash charge for the manufacturing profit added to inventory under purchase accounting which was charged to cost of sales as the inventory was sold.

Earnings from continuing operations before tax and minority interests increased to $265 million compared to $115 million for the nine months ended December 31, 2003 as a result of higher operating profit which was partially offset by lower dividend income from cost investments and lower equity in net earnings of affiliates due to restructuring charges in the European oxo venture.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Chemical Products' net sales increased by 7% to $818 million in the three months ended March 31, 2004 from the comparable period last year as increased volumes (+5%), favorable currency movements

(+5%) and higher selling prices (+2%) were partially offset by the effects of the transfer of the European oxo business into a venture (-4%) as well as a change in the structure of the business under which certain acrylates products, which were formerly sold into the merchant market, are now being sold under a contract manufacturing agreement (-1%). Only the margin realized under such contract manufacturing arrangement is now reported in net sales.

Volumes and pricing for most acetyl products, particularly vinyl acetate monomer, increased in most regions, due to a temporary competitor outage and stronger overall demand.

Operating profit increased to $65 million in the three months ended March 31, 2004 from $52 million in the same period last year. Higher volumes and selling prices, as well as favorable currency effects, were partially offset by increased raw material costs and spending associated with productivity initiatives, increased energy costs, the transfer of the European oxo business, and the absence of income from stock appreciation rights of $4 million.

Earnings from continuing operations before tax and minority interests increased to $64 million compared to $60 million in the three months ended March 31, 2004 primarily due to a higher operating profit partially offset by lower dividend income from cost investments and our share of the loss generated from the European oxo venture.

Technical Polymers Ticona

	Successor	Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Change in $	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)			(unaudited)
Net sales	636	566	70	227	196
Net sales variance:
Volume	11%			13%
Price	(4)%			(5)%
Currency	5%			8%
Operating profit (loss)	(12)	103	(115)	31	19
Operating margin	(1.9)%	18.2%		13.7%	9.7%
Special charges:
Insurance recoveries associated with plumbing cases	1	107	(106)	—	—
Restructuring, impairment and other special charges, net	(38)	(20)	(18)	(1)	—
Earnings from continuing operations before tax and minority interests	26	140	(114)	45	27
Depreciation and amortization	48	42	6	16	15

Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

Net sales for Ticona increased by 12% to $636 million for the nine months ended December 31, 2004 compared to the same period last year. Strong volume increases (+11%) and favorable currency effects (+5%) were partly offset by a decline in pricing (-4%).

Volumes grew in all product lines, particularly in core products. Polyacetal volumes grew on stronger sales in the automotive and medical industries in North America while European sales benefited from greater demand for uses in consumer products and the commercialization of new applications. Volumes for Vectra liquid crystal polymers rose in North America and Europe due to new commercial applications, such as household goods, and stronger sales to the electrical/electronics industry. GUR ultra high molecular weight polyethylene grew as a result of increased sales for new specialty applications and stronger sales to Asia. Overall pricing declined due to changes in product mix and ongoing competitive pressure from Asian exports of polyacetal into North America and Europe.

Ticona recorded special charges of $37 million for the nine months ended December 31, 2004 compared to income from special charges of $87 million for the same period last year. The special charges in 2004 are mainly related to a $32 million non-cash impairment charge associated with a plan to dispose of the cyclo-olefin copolymer business. Income from special charges in 2003 consisted of insurance recoveries related to the plumbing cases of $107 million, which were partially offset by $20 million in organizational redesign costs.

Operating profit decreased to a loss of $12 million for the nine months ended December 31, 2004 from an operating profit of $103 million for the same period last year due to the impact of changes in special charges mentioned above. Results for the nine months ended December 31, 2004 benefited from higher volumes, lower stock appreciation rights expense of $17 million and productivity improvements. These factors were partly offset by higher raw material and energy costs. Operating profit in the nine months ended December 31, 2004 included a $20 million non-cash charge for the manufacturing profit added to inventory under purchase accounting, which was charged to cost of sales as the inventory was sold.

Earnings from continuing operations before tax and minority interests decreased to $26 million for the nine months ended December 31, 2004 from $140 million for the same period in 2003. This decrease resulted primarily from the changes in operating profit and lower interest income related to insurance recoveries, which was partly offset by improved equity earnings from Asian and U.S. affiliates due to increased sales volumes.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net sales for Ticona increased by 16% to $227 million for the three months ended March 31, 2004 compared to the same period last year as higher volumes (+13%) and favorable currency movements (+8%) was partially offset by lower selling prices (-5%).

Volumes increased in most business lines, particularly in polyacetal and Vectra liquid crystal polymers. Polyacetal volumes grew in North America and Europe on sales to new end uses and higher sales to the North American automotive market. Volumes for Vectra rose due to new commercial applications in North America and Europe and stronger sales to the electrical/electronics industry. Pricing declined as lower priced products constituted a higher percentage of sales and competitive pressure continued from Asian imports of polyacetal into North America.

Operating profit increased to $31 million versus $19 million in the same period last year due to higher volumes, lower average production costs for Vectra, reduced spending partly resulting from the closure of the Telford, UK production facility in 2003 and favorable currency movements. These increases were partially offset by lower pricing as well as the absence of $5 million of income from stock appreciation rights.

Earnings from continuing operations before tax and minority interests increased to $45 million compared to $27 million in the same period in 2003. This increase resulted from the higher operating profit and improved equity earnings from our Polyplastics and Fortron Industries affiliates due to increased sales volumes.

Acetate Products

	Successor	Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Change in $	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)			(unaudited)
Net sales	523	513	10	172	142
Net sales variance:
Volume	1%			21%
Price	1%			0%
Operating profit (loss)	(11)	11	(22)	9	2
Operating margin	(2.1)%	2.1%		5.2%	1.4%
Special charges	(50)	—	(50)	—	—
Earnings (loss) from continuing operations before tax and minority interests	(7)	15	(22)	9	2
Depreciation and amortization	33	53	(20)	13	13

Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

Acetate Products' net sales for the nine months ended December 31, 2004 increased by 2% to $523 million compared to the same period last year due to slightly higher volumes (+1%) and prices (+1%).

Volumes grew on higher tow demand in Asia, which was partially offset by lower filament sales, primarily in Mexico. Additionally, pricing increased for both tow and filament.

Operating profit declined to a loss of $11 million in the nine months ended December 31, 2004 from an operating profit of $11 million in the same period last year reflecting special charges of $50 million, for non-cash asset impairments associated with the planned consolidation of tow production and our planned exit from the filament business, as well as higher raw material costs. These decreases were partly offset by lower depreciation and amortization expense of $20 million, largely as a result of purchase accounting adjustments, and a lower depreciable asset base, as well as from productivity gains. Operating loss in the nine months ended December 31, 2004 included a $4 million non-cash charge for the manufacturing profit added to inventory under purchase accounting, which was charged to cost of sales as the inventory was sold.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Acetate Products' net sales in the first three months ended March 31, 2004 increased by 21% to $172 million compared to the same period in 2003 primarily due to higher volumes (+21%). Average pricing remained unchanged.

Volumes grew on higher sales of tow, particularly to China. This increase more than offset slightly lower filament volumes, primarily in Mexico.

Operating profit and earnings from continuing operations before tax and minority interests rose to $9 million compared to $2 million in the same period last year on higher volumes of tow as well as productivity gains. These increases more than offset higher raw material costs.

Performance Products

	Successor	Predecessor
in $ millions (except for percentages)	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Change in $	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)			(unaudited)
Net sales	131	128	3	44	41
Net sales variance:
Volume	14%			7%
Price	(16)%			(15)%
Currency	4%			15%
Operating profit (loss)	18	(56)	74	11	12
Operating margin	13.7%	(43.8)%		25.0%	29.3%
Special charges:
Sorbates antitrust matters	—	(95)	95	—	—
Earnings (loss) from continuing operations before tax and minority interests	15	(56)	71	11	12
Depreciation and amortization	10	5	5	2	2

Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

Net sales for the Performance Products segment, which consists primarily of the Nutrinova food ingredients business, increased by 2% to $131 million compared to the same period last year as increased volumes (+14%) and favorable currency effects (+4%) more than offset price decreases (-16%).

Increased volumes for Sunett sweetener reflected strong growth from new and existing applications in the U.S. and European beverage and confectionary markets. Consistent with our strategy, pricing for Sunett declined on lower unit selling prices associated with higher volumes to major customers and the anticipated expiration of the primary European and U.S. production patents at the end of March 2005. Pricing for sorbates, which had been under pressure from Asian producers, began to stabilize, although worldwide overcapacity still prevailed in the industry.

Operating profit increased to $18 million compared to loss of $56 million in the same period last year, which included special charges of $95 million related to antitrust matters in the sorbates industry. Operating profit in the nine months ended December 31, 2004 included a $12 million non-cash charge for the manufacturing profit added to inventory under purchase accounting, which was charged to cost of sales as the inventory was sold, and higher depreciation and amortization expense of $5 million largely as a result of purchase accounting adjustments.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net sales for the Performance Products segment increased by 7% to $44 million primarily due to favorable currency effects (+15%) and increased volumes (+7%). These positive factors were largely offset by price decreases (-15%).

Pricing for Sunett sweetener declined on lower unit selling prices associated with higher volumes to major customers, an overall price decline in the high intensity sweetener market, and the anticipated expiration of the European and U.S. production patents at the end of March 2005. Increased Sunett volumes reflected strong growth from new and existing applications in the U.S. and European beverage and confectionary markets. In sorbates, pricing and volume pressure from Asian producers continued due to worldwide overcapacity.

Operating profit and earnings from continuing operations before tax and minority interests declined to $11 million compared to $12 million in the same period last year, primarily due to lower pricing. Higher Sunett volumes and currency movements partly offset this decline.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and certain administrative activities, and certain other operating entities, including the captive insurance companies.

Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

Net sales for Other Activities increased by 18% to $45 million for the nine months ended December 31, 2004 compared to the same period last year. This increase primarily reflects higher third party revenues by the captive insurance companies.

The operating loss of Other Activities increased to $165 million for the nine months ended December 31, 2004 compared to $98 million for the same period last year. This increase was primarily due to $38 million in new management incentive compensation expenses, which includes charges related to a new a deferred compensation plan, a new stock incentive plan and other executive bonuses, as well as higher consulting and professional fees, which includes the advisor monitoring fees of $10 million. The operating loss for the nine months ended December 31, 2003 included income resulting from the reversal of environmental reserves of $12 million, which was offset by expense associated with stock appreciation rights of $34 million.

Loss from continuing operations before tax and minority interests increased to $473 million from a loss of $106 million for the same period last year. This was largely due to $259 million of higher interest expense from significantly higher costs of $89 million from the refinancing of debt and increased debt levels, a higher operating loss and the absence of income from the demutualization of an insurance provider of $18 million.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net sales for Other Activities remained flat at $11 million for the three months ended March 31, 2004 compared to the same period last year.

The operating loss of Other Activities increased to $64 million for the three months ended March 31, 2004 compared to $13 million for the same period last year. This increase was primarily due to special charges of $26 million mainly related to advisory services associated with the acquisition of CAG. Also contributing to this decline was the absence of income from stock appreciation rights of $7 million.

Selected Data by Business Segment - Annual Results

	Predecessor
	Year Ended December 31,
	2003		2002
	$	% of Segments	$	% of Segments
	(in $ millions, except for percentages)
Net Sales
Chemical Products	3,065	66%	2,419	63%
Technical Polymers Ticona	762	16	656	17
Acetate Products	655	14	632	16
Performance Products	169	4	151	4
Segment Total	4,651	100%	3,858	100%
Other Activities	49		52
Intersegment Eliminations	(97)		(74)
Total Net Sales	4,603		3,836
Special Charges
Chemical Products	1	(14)%	2	(50)%
Technical Polymers Ticona:
Plumbing actions	107	n.m.	—	—
Other activities	(20)	n.m.	(6)	n.m.
Acetate Products	—	—	—	—
Performance Products:
Sorbates antitrust matters	(95)	n.m.	—	—
Segment Total	(7)	100%	(4)	100%
Other Activities	2		9
Total Special Charges	(5)		5
Operating Profit (Loss)
Chemical Products	138	60%	152	61%
Technical Polymers Ticona	122	53	23	9
Acetate Products	13	6	31	12
Performance Products	(44)	(19)	45	18
Segment Total	229	100%	251	100%
Other Activities	(111)		(78)
Total Operating Profit	118		173
Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	175	56%	161	57%
Technical Polymers Ticona	167	53	35	12
Acetate Products	17	5	43	15
Performance Products	(44)	(14)	45	16
Segment Total	315	100%	284	100%
Other Activities	(119)		(104)
Total Earnings from Continuing Operations Before Tax and Minority Interests	196		180
Depreciation and Amortization
Chemical Products	157	55%	130	54%
Technical Polymers Ticona	57	20	52	21
Acetate Products	66	23	53	22
Performance Products	7	2	7	3
Segment Total	287	100%	242	100%
Other Activities	7		5
Total Depreciation and Amortization	294		247

Summary by Business Segment – 2003 Compared with 2002

Chemical Products

	Predecessor
	Year Ended December 31,
in $ millions (except for percentages)	2003	2002	Change in $	Change in %
Net sales	3,065	2,419	646	27%
Net sales variance:
Volume	2%
Price	9%
Currency	5%
Other	11%
Operating profit	138	152	(14)	(9)%
Operating margin	4.5%	6.3%
Special charges	1	2	(1)	(50)%
Earnings from continuing operations before tax and minority interests	175	161	14	9%
Depreciation and amortization	157	130	27	21%

Net sales of Chemical Products rose 27% to $3,065 million in 2003 as compared to 2002, due to the full year effect of the emulsions business acquired at year-end 2002 (+12%), higher selling prices (+9%), favorable currency effects (+5%) as well as increased volumes (+2%). These increases were partly offset by the transfer of the European oxo business to a venture in the fourth quarter of 2003 (-1%).

Compared to 2002, selling prices in 2003 increased for major products, including acetic acid and vinyl acetate monomer, following the substantial rise in raw material costs, particularly natural gas, ethylene, and propylene. Volumes rose for acetic acid, particularly in Asia, as volumes were comparably higher due, in part, to an interruption in production in 2002. Vinyl acetate monomer volumes were higher in most regions, partly due to competitor outages, while volumes declined for polyvinyl alcohol in Asia and specialties mainly in Europe due to competitive pricing.

Chemical Products had income from special charges of $1 million in 2003 and $2 million in 2002. The income recorded in 2003 and 2002 relate to favorable adjustments to previously recorded restructuring reserves that more than offset employee severance costs related to production facility closures.

Operating profit decreased to $138 million in 2003 from $152 million in 2002. The contribution from the emulsions business, favorable currency movements and cost reductions were outweighed by higher energy costs and an increase in stock appreciation rights expense of $13 million. Termination benefit expenses of $14 million were recorded in cost of sales, primarily in the fourth quarter of 2003, related to the streamlining of manufacturing operations and administrative functions. Overall in 2003, increased selling prices offset higher raw material costs, although pricing outpaced raw material costs in the first half of the year and lagged in the second half.

Earnings from continuing operations before tax and minority interests increased to $175 million in 2003 compared to $161 million in 2002. This increase resulted from higher dividend income from the Saudi Arabian cost investment, primarily due to higher methanol pricing partially offset by lower operating profit.

Technical Polymers Ticona

	Predecessor
	Year Ended December 31,
in $ millions (except for percentages)	2003	2002	Change in $	Change in %
Net sales	762	656	106	16%
Net sales variance:
Volume	11%
Price	(3)%
Currency	8%
Operating profit	122	23	99	>100%
Operating margin	16.0%	3.5%
Special charges	87	(6)	93	>100%
Earnings from continuing operations before tax and minority interests	167	35	132	>100%
Depreciation and amortization	57	52	5	10%

Net sales for Ticona increased by 16% to $762 million in 2003 as compared to 2002 as higher volumes (+11%) and favorable currency movements (+8%) were partly offset by lower selling prices (-3%).

Volumes increased in most business lines, particularly in polyacetal and GUR ultra high molecular weight polyethylene. The global volume growth in polyacetals resulted from sales to new customers and new end-uses. Volumes for GUR increased as the result of the commercialization of new applications in North America and Europe, as well as the exit of a major competitor in North America. Pricing declined on a higher percentage of sales from lower priced products and increased competitive pressure from Asian imports of polyacetal into North America.

Ticona recorded income from special charges of $87 million in 2003 compared to expense of $6 million in 2002. The income in 2003 primarily resulted from insurance recoveries of $107 million associated with the plumbing cases, which was partially offset by restructuring charges for organizational redesign costs of $12 million and the closure of the Telford, UK, compounding facility of $8 million. The 2002 expense resulted from restructuring costs associated with the consolidation of manufacturing operations in Europe and the United States.

Operating profit increased to $122 million in 2003 versus $23 million in 2002. Income from insurance recoveries, higher volumes, and reduced spending more than offset higher raw material and energy costs, lower pricing, and higher expense associated with stock appreciation rights of $13 million. Ticona continued to incur significant market development costs for cyclo-olefin copolymers in 2003. Termination benefit expenses of $9 million were recorded in cost of sales, primarily in the fourth quarter 2003, related to the streamlining of manufacturing operations and administrative functions.

Earnings from continuing operations before tax and minority interests increased to $167 million in 2003 compared to $35 million in 2002. This increase resulted from higher operating profit and higher equity earnings from the Polyplastics venture, due to growth in the Chinese and Taiwanese economies in 2003, as well as interest income from insurance recoveries.

Acetate Products

	Predecessor
	Year Ended December 31,
in $ millions (except for percentages)	2003	2002	Change in $	Change in %
Net sales	655	632	23	4%
Net sales variance:
Volume	2%
Price	2%
Operating profit	13	31	(18)	(58)%
Operating margin	2.0%	4.9%
Special charges	—	—	—	n.m.
Earnings from continuing operations before tax and minority interests	17	43	(26)	(60)%
Depreciation and amortization	66	53	13	25%

Net sales for the Acetate Products segment increased by 4% to $655 million in 2003 as compared to 2002 largely due to higher pricing (+2%) and higher volumes (+2%).

Average pricing rose in 2003 as higher tow prices offset slightly lower filament prices. Volumes grew as higher demand for filament and flake more than offset slightly lower tow volumes, primarily in Europe and Africa. Despite a long-term trend of declining global demand for filament, volumes improved mainly due to higher demand from the U.S. fashion industry. Volumes of acetate flake, a primary raw material in acetate filament and tow production, also increased due to higher opportunistic sales in the merchant market.

Acetate Products recorded an operating profit of $13 million in 2003, compared to $31 million in 2002 as higher pricing and volumes, as well as productivity gains, only partially offset higher raw material and energy prices. The segment also incurred costs for transitioning to new wood pulp suppliers as a primary supplier closed its U.S. facility in 2003. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 143, Accounting for Asset Retirement Obligations, the Acetate Products segment recorded a charge of $8 million, included within depreciation expense, as the result of a worldwide assessment of our acetate production capacity. That assessment concluded that it was probable that certain facilities would be closed in the latter half of the decade.

Earnings from continuing operations before tax and minority interests declined to $17 million in 2003 compared to $43 million in 2002. This decline resulted from lower operating profit and lower dividend income from cost investments in China, where earnings are being reinvested for capacity expansions.

Performance Products

	Predecessor
	Year Ended December 31,
in $ millions (except for percentages)	2003	2002	Change in $	Change in %
Net sales	169	151	18	12%
Net sales variance:
Volume	6%
Price	(11)%
Currency	17%
Operating profit (loss)	(44)	45	(89)	>100%
Operating margin	(26.0)%	29.8%
Special charges	(95)	—	(95)	n.m.
Earnings (loss) from continuing operations before tax and minority interests	(44)	45	(89)	>100%
Depreciation and amortization	7	7	—	0%

Net sales for the Performance Products segment increased by 12% to $169 million in 2003 as compared to 2002 due to favorable currency movements (+17%) and increased volumes (+6%), partially offset by price decreases (-11%).

Pricing for Sunett sweetener declined primarily as a result of lower unit selling prices associated with higher volumes to major customers and the anticipated expiration of the European and U.S. production patents in 2005. Increased Sunett volumes reflected strong growth from new applications in the U.S. and European beverage and confectionary markets. In sorbates, pricing and volume pressure from Asian producers intensified during 2003 due to worldwide overcapacity.

Performance Products recorded special charges of $95 million in 2003, related to a decision by the European Commission on antitrust matters in the sorbates industry.

Operating profit and earnings (loss) from continuing operations before tax and minority interests declined from $45 million in 2002 to a loss of $44 million in 2003, due to special charges and lower pricing. This decline was slightly offset by favorable currency movements, higher Sunett volumes, cost reductions and increased productivity.

Other Activities

Net sales for Other Activities decreased by 6% to $49 million in 2003 from $52 million in 2002, primarily reflecting slightly lower third party sales by the captive insurance companies.

Other Activities recorded $2 million of income in special charges in 2003 compared to $9 million of income in 2002. The $2 million represented higher than expected collections of a note receivable. The $9 million of income in 2002 related to a reduction in environmental reserves due to a settlement of obligations associated with former Hoechst entities.

The operating loss of Other Activities increased to $111 million in 2003 compared to $78 million in 2002. This increase was primarily the result of higher expense for stock appreciation rights of $27 million and lower income from special charges, offset by $17 million of increased income from the captive insurance companies mainly due to a reduction in loss reserves resulting from expired policies and actuarial revaluations.

Earnings (loss) from continuing operations before tax and minority interests increased to a loss of $119 million in 2003 compared to a loss of $104 million in 2002. This decline resulted from higher operating losses partially offset by lower interest expense and higher interest and other income, net. Lower interest expense is primarily due to lower interest rates and currency translation effects as well as lower average debt levels. Higher interest and other income, net resulted primarily from income of $18 million from the demutualization of an insurance provider and the gain on sale of investments of $4 million, partially offset by expense of $14 million related to the unfavorable currency effects on the unhedged position of intercompany net receivables denominated in U.S. dollars.

Summary of Consolidated Results – Nine Months Ended December 31, 2004 Compared with Nine Months Ended December 31, 2003

Net Sales

For the nine months ended December 31, 2004, net sales increased by 10% to $3,826 million compared to the same period in 2003. Volume increases in all segments, higher pricing in the Chemical Products segment and favorable currency effects resulting mainly from the stronger euro versus the U.S. dollar were partially offset by lower pricing in the remaining segments and the effects of reductions due to changes in the composition of the Chemical Products.

Cost of Sales

Cost of sales increased by $144 million to $3,092 million for the nine months ended December 31, 2004 versus the comparable period last year. Higher raw material costs and unfavorable currency effects were partially offset by decreases due to changes in the composition of our Chemical Products segment and cost savings. Cost of sales for the nine months ended December 31, 2004 also included a $53 million non-cash charge for the manufacturing profit added to inventory under purchase accounting which was charged to cost of sales as the inventory was sold offset by lower depreciation expense, largely as a result of purchase accounting adjustments.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $96 million to $498 million for nine months ended December 31, 2004 compared to the same period last year. This increase was primarily due to new management compensation expense of $50 million, higher consulting and professional fees, which includes advisor monitoring fees of $10 million, increased amortization expense of identifiable intangible assets acquired, as unfavorable currency movements as well as the absence of a favorable adjustment to our estimate of certain environmental reserves during the nine months ended December 31, 2003 of $12 million, which were partially offset by $69 million of lower stock appreciation rights expense.

In January 2005, the Company paid $10 million to affiliates of the Blackstone Group related to an advisor monitoring agreement. This agreement was terminated concurrent with the initial public offering and resulted in an additional $35 million payment. As such, the Company recorded expense of $45 million in the first quarter of 2005.

Special Charges

Special charges include provisions for restructuring and other expenses and income incurred outside the normal ongoing course of operations. Restructuring provisions represent costs related to severance and other benefit programs related to major activities undertaken to fundamentally redesign the business operations, as well as costs incurred in connection with decisions to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with employees' representatives or individual agreements with affected employees, as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. We reassess the reserve requirements to complete each individual plan under existing restructuring programs at the end of each reporting period. Actual experience may be different from these estimates.

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
		(unaudited)
	(in $ millions)
Employee termination benefits	(8)	(17)
Plant/office closures	(52)	(7)
Restructuring adjustments	3	6
Total restructuring	(57)	(18)
Sorbates antitrust matters	—	(95)
Plumbing actions	1	107
Asset impairments	(34)	—
Other	(1)	2
Total special charges	(91)	(4)

Special charges for the nine months ended December 31, 2004 of $91 million were largely related to non-cash impairment charges of $50 million and $32 million resulting from plans by the Acetate Products segment to consolidate tow production at fewer sites and to discontinue production of acetate filament and a decision to dispose of the Ticona COC business, respectively. Special charges for the nine months ended December 31, 2003 of $4 million resulted mainly from expenses of $95 million associated with antitrust matters in the sorbates industry and employee termination benefits of $17 million, which were largely offset by income of $107 million from insurance recoveries.

Operating Profit

Operating profit for the nine months ended December 31, 2004 increased to $78 million from $46 million in the same period last year. Operating profit benefited from increased net sales and $76 million of lower expense for stock appreciation rights and lower depreciation and amortization expense of $40 million, which were partially offset mainly by increased raw material and energy costs, higher special charges, new management compensation expense of $50 million and inventory purchase accounting adjustments of $53 million and higher professional and consulting fees.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates rose by $11 million to $36 million in the nine months ended December 31, 2004 compared to the same period last year. This increase primarily represents improved equity earnings from Asian and U.S. affiliates due to increased sales volumes, partially offset by lower earnings due to restructuring charges in the European oxo venture. Cash distributions received from equity affiliates were $22 million in the nine months ended December 31, 2004 compared to $8 million in the same period of 2003.

Interest Expense

Interest expense increased to $300 million for the nine months ended December 31, 2004 from $37 million in the same period last year. The higher interest expense resulted from increased debt levels of $3,387 million as of December 31, 2004 versus $637 million as of December 31, 2003, resulting from the acquisition of CAG as well as the expensing of deferred financing costs of $89 million from the refinancing of the senior subordinated bridge loan facilities and mandatorily redeemable preferred stock.

The Company expects to incur expenses of approximately $105 million associated with the refinancing that occurred during the first quarter of 2005, which represents early repayment premiums and expensing of deferred finance costs.

Interest Income

For the nine months ended December 31, 2004, interest income decreased by $14 million to $24 million compared to the same period in the prior year, primarily due to significantly lower interest income associated with insurance recoveries.

Other Income (Expense), Net

Other income (expense), net decreased by $48 million to an expense of $12 million compared to the same period last year. This decrease is primarily due to unfavorable foreign currency exchange effects on cash and cash equivalents and the absence of $18 million in income from the demutualization of an insurance provider, as well as unfavorable changes in swap valuations. Dividend income from investments in the nine months ended December 31, 2004 accounted for under the cost method decreased to $33 million compared to $46 million in the same period in the prior year due to the timing of receipt of dividends.

Income Taxes

Income tax expense increased by $41 million to $70 million for the nine months ended December 31, 2004 and the effective tax rate for this period was negative 40 percent. The effective tax rate was unfavorably affected primarily by the application of full valuation allowances against post-acquisition net U.S. deferred tax assets, Canadian deferred tax assets due to post-acquisition restructurings, certain German deferred tax assets and the non-recognition of tax benefits associated with acquisition related expenses. These unfavorable effects were partially offset by unrepatriated low taxed earnings primarily in Singapore. For the same period in 2003, income tax expense of $29 million was recorded based on a annual effective tax rate of 27%.

Minority Interests

For the nine months ended December 31, 2004, minority interests increased to $8 million from $0 million in the same period in the prior year. This increase primarily relates to the minority interests in the earnings of Celanese AG.

Earnings (Loss) from Discontinued Operations

In September 2003, CAG and Dow reached an agreement for Dow to purchase the acrylates business of CAG. This transaction was completed in February 2004 and the sales price was $149 million, resulting in a gain of approximately $14 million. Dow acquired CAG's acrylates business line, including inventory, intellectual property and technology for crude acrylic acid, glacial acrylic acid, ethyl acrylate, butyl acrylate, methyl acrylate and 2-ethylhexyl acrylate, as well as acrylates production assets at the Clear Lake, Texas facility. In related agreements, the Company will provide certain contract manufacturing services to Dow, and Dow will supply acrylates to the Company for use in its emulsions production. The acrylates business was part of the chemical business. As a result of this transaction, the assets, liabilities, revenues and expenses related to the acrylates product lines at the Clear Lake, Texas facility are reflected as a component of discontinued operations in the Consolidated Financial Statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In December 2003, the Ticona segment completed the sale of its nylon business line to BASF. Ticona received cash proceeds of $10 million and recorded a gain of $3 million.

	Net Sales		Operating Profit
	Successor	Predecessor	Successor	Predecessor
	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
		(unaudited)		(unaudited)
	(in $ millions)
Discontinued operations of Chemical Products	1	186	—	7
Discontinued operations of Ticona	1	33	—	—
Total discontinued operations	2	219	—	7

Net Earnings

As a result of the factors mentioned above, net earnings decreased to a loss of $253 million in the nine months ended December 31, 2004 from earnings of $92 million in the same period last year.

Summary of Consolidated Results – Three Months Ended March 31, 2004 Compared with Three     Months Ended March 31, 2003

Net Sales

For the three months ended March 31, 2004, net sales increased by 9% to $1,243 million compared to the same period in 2003. This increase is primarily due to favorable currency effects relating mainly to the stronger euro versus the U.S. dollar as well as volume increases in all the segments. These factors were partially offset by the transfer of the European oxo business to a venture in the fourth quarter of 2003.

Cost of Sales

Cost of sales increased to $1,002 million in the three months ended March 31, 2004 from $935 million in the comparable period last year, primarily reflecting higher raw materials costs, increased volumes and the effects of currency movements. The absence of the European oxo business partly offset these factors.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased to $137 million compared to $108 million for the same period last year. Unlike the three months ended March 31, 2003, the comparable period in 2004 did not benefit from $16 million of income from stock appreciation rights. Unfavorable currency movements also contributed to this increase.

Special Charges

The components of special charges for the three months ended March 31, 2004 and 2003 were as follows:

	Predecessor
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)
	(in $ millions)
Employee termination benefits	(2)	(1)
Total restructuring	(2)	(1)
Other	(26)	—
Total special charges	(28)	(1)

The $27 million increase in special charges for the three months ended March 31, 2004 compared to the same period last year is primarily due to expenses for advisory services related to the acquisition of CAG.

Operating Profit

Operating profit declined in the three months ended March 31, 2004 to $52 million compared to $72 million in the same period last year. The favorable effects of higher volumes and favorable currency movements were offset by higher raw material costs, special charges and the absence of income from stock appreciation rights. Operating profit declined also due to $10 million of spending associated with productivity initiatives, primarily in the Chemical Products segment. Stock appreciation rights had no effect on operating profit for the three months ended March 31, 2004, as the share price remained relatively flat whereas in the three months ended March 31, 2003, operating profit included $18 million of income as a result of a decline in the share price.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates rose by $2 million to $12 million for the three months ended March 31, 2004 compared to the same period last year. Cash distributions received from equity affiliates increased to $16 million for the three months ended March 31, 2004 compared to $15 million the same period of 2003.

Interest Expense

Interest expense decreased to $6 million for the three months ended March 31, 2004 from $12 million in the same period last year primarily due to lower average debt levels.

Other Income (Expense), Net

Other income (expense), net decreased by $3 million to $9 million for the three months ended March 31, 2004 compared to $12 million for the comparable period last year. Dividend income accounted for under the cost method decreased by $1 to $6 million for the three months ended March 31, 2004 compared to the same period in 2003.

Income Taxes

CAG recognized income tax expense of $17 million based on an annual effective tax rate of 24% in the three months ended March 31, 2004 compared to $24 million based on an annual effective tax rate of 27% for the same period in 2003. The decrease in the annual effective tax rate is the result of higher earnings in lower taxed jurisdictions.

Earnings (Loss) from Discontinued Operations

Earnings (loss) from discontinued operations increased by $30 million to earnings of $23 million for the three months ended March 31, 2004 compared to a loss of $7 million for the comparable period last year, reflecting primarily an $14 million gain and a $14 million tax benefit associated with the sale of the acrylates business in 2004. The tax benefit is mainly attributable to the utilization of a capital loss carryover benefit that had been previously subject to a valuation allowance.

The following table summarizes the results of the discontinued operations for the three months ended March 31, 2004 and 2003.

	Net Sales		Operating Loss
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
		(unaudited)		(unaudited)
	(in $ millions)
Discontinued operations of Chemical Products	21	50	(5)	(8)
Discontinued operations of Ticona	—	12	—	—
Total discontinued operations	21	62	(5)	(8)

Net Earnings

As a result of the factors mentioned above, net earnings increased by $22 million to net earnings of $78 million in the three months ended March 31, 2004 compared to the same period last year.

Summary of Consolidated Results – 2003 Compared with 2002

Net Sales

Net sales increased by $767 million to $4,603 million in 2003 as compared to $3,836 million in 2002 due primarily to the full year effect of the emulsions business acquired at year-end 2002, favorable currency movements resulting from the strengthening of the euro versus the U.S. dollar as well as higher selling prices and volumes. Overall, all segments had an increase in net sales.

Cost of Sales

Cost of sales increased by 22% to $3,883 million in 2003 compared with $3,171 million in 2002. Cost of sales as a percentage of net sales also increased to 84% in 2003 from 83% in 2002, reflecting significantly higher raw material and energy costs, partly offset by increased selling prices primarily in the Chemical Products segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 14% to $510 million in 2003 from $446 million in 2002 primarily due to a $51 million increase in expenses for stock appreciation rights, unfavorable currency effects as well as the inclusion of the emulsions business. This increase was partially offset by cost reduction efforts.

Research and Development Expenses

Research and development expenses increased by 37% to $89 million in 2003 from $65 million in 2002. This increase resulted primarily from currency movements, the inclusion of the emulsions business and expiration of cost sharing arrangements at Celanese Ventures during 2002. Research and development expenses as a percentage of sales increased to 1.9% for 2003 from 1.7% in 2002.

Special Charges

The components of special charges for the years ended December 31, 2003 and 2002 were as follows:

	Predecessor
	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Employee termination benefits	(18)	(8)
Plant/office closures	(7)	(6)
Restructuring adjustments	6	10
Total restructuring	(19)	(4)
Sorbates antitrust matters	(95)	—
Plumbing actions	107	—
Other	2	9
Total special charges	(5)	5

In 2003, the Predecessor recorded expense of $5 million in special charges, which consisted of $25 million of restructuring charges, $6 million of income from favorable adjustments to restructuring reserves that were recorded previously, and $14 million of income from other special charges. The $25 million of additions to the restructuring reserve included employee severance costs of $18 million and plant and office closure costs of $7 million. Within other special charges there was income of $107 million related to insurance recoveries associated with the plumbing cases, partially offset by $95 million of expenses for antitrust matters in the sorbates industry, primarily related to a decision by the European Commission.

In 2003, the Chemical Products segment recorded employee severance charges of $4 million, which primarily related to the shutdown of an obsolete synthesis gas unit in Germany.

In 2003, Ticona commenced the redesign of its operations. These plans included a decision to sell the Summit, New Jersey site and to relocate administrative and research and development activities to the existing Ticona site in Florence, Kentucky in 2004. As a result of this decision, the Predecessor recorded termination benefit expense of $5 million in 2003. In addition to the relocation in the United States, Ticona has streamlined its operations in Germany, primarily through offering employees early retirement benefits under an existing employee benefit arrangement. As a result of this arrangement, Ticona recorded a charge of $7 million in 2003.

Also in 2003, based on a 2002 restructuring initiative to concentrate its European manufacturing operations in Germany, Ticona ceased its manufacturing operations in Telford, United Kingdom. This resulted in contract termination costs and asset impairments totaling $7 million and employee severance costs of $1 million in 2003. Through December 31, 2003, the total cost of the Telford shutdown through 2003 were $12 million.

The $6 million of income from favorable adjustments of previously recorded restructuring reserves consisted of a $1 million adjustment to the 2002 reserves, a $4 million adjustment to the 2001 reserves and a $1 million adjustment to the 1999 reserves. The adjustment to the 2002 reserve related to lower than expected costs related to the demolition of the GUR Bayport facility. The adjustment to the 2001 reserve was primarily due to the lower than expected decommissioning costs of the Mexican production facility. The adjustment to the 1999 reserve was due to lower than expected payments related to the closure of a former administrative facility in the United States.

In 2002, the Predecessor recorded income from special charges of $5 million, which consisted of $14 million of restructuring charges, $10 million of income from favorable adjustments to previously recorded restructuring reserves, $1 million of income from reimbursements from third party site partners related to prior year initiatives, and $8 million of income from other special charges. The $14 million of restructuring charges included employee severance costs of $8 million and plant and office closure costs of $6 million.

Project Focus, initiated in early 2001, set goals to reduce trade working capital, limit capital expenditures and improve earnings before interest, taxes, depreciation and amortization from programs to increase efficiency. Project Forward was announced in August 2001 and initiated additional restructuring and other measures to reduce costs and increase profitability. During 2002, the Predecessor recorded employee severance charges of $8 million, of which $3 million related to adjustments to the 2001 forward initiatives and $4 million for streamlining efforts of production facilities in Germany and the United States, and $1 million for employee severance costs in the polyvinyl alcohol business.

Ticona recorded asset impairments of $4 million in 2002 related to a decision in 2002 to shutdown operations in Telford, United Kingdom in 2003. In addition, with the construction of a new and expanded GUR plant in Bishop, Texas, the GUR operations in Bayport, Texas were transferred to a new facility. Decommissioning and demolition costs associated with the Bayport closure were $2 million.

The $10 million of favorable adjustments of previously recorded restructuring reserves consisted of an $8 million adjustment to the 2001 reserves and a $2 million adjustment to the 2000 reserves. The 2001 adjustment was primarily due to lower than expected personnel and closure costs associated with the streamlining of chemical facilities in the United States, Canada, and Germany. The 2000 adjustment was due to lower than expected demolition costs for the Chemical Products production facility in Knapsack, Germany. The other special charges income of $8 million related to a reduction in reserves associated with settlements of environmental indemnification obligations associated with former Hoechst entities.

Foreign Exchange Gain (Loss)

Foreign exchange gain (loss) decreased to a loss of $4 million in 2003 from a gain of $3 million in 2002. This change is primarily attributable to the strengthening of the Mexican peso and Canadian dollar against the U.S. dollar.

Operating Profit

Operating profit declined to $118 million in 2003 compared to $173 million in 2002. The favorable effects of higher selling prices primarily in the Chemical Products segment, favorable currency movements, cost reductions, and income from insurance recoveries of $107 million in the Ticona segment, were offset by expenses of $95 million in the Performance Products segment related to antitrust matters, $12 million of organizational redesign costs at Ticona, increased stock appreciation rights expense as well as higher raw material and energy costs in most segments. Stock appreciation rights expense for 2003 was $59 million compared to $3 million in 2002. CAG streamlined its manufacturing operations, mainly in the Chemical Products and Ticona segments and, as a result, recorded termination benefit expenses, in cost of sales, of $26 million, primarily in the fourth quarter of 2003.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased to $35 million in 2003 from $21 million in 2002. This increase was mainly attributable to an increase in the earnings from the Polyplastics venture, an investment held by the Ticona segment, partly due to growth in the Chinese and Taiwanese economies in 2003. Cash distributions from equity affiliates were $23 million in 2003 compared to $100 million in 2002.

Interest Expense

Interest expense decreased by 11% to $49 million in 2003 from $55 million in 2002. This decrease is primarily related to currency translation effects and lower interest rates as well as lower average debt levels.

Interest Income

Interest income increased by $26 million to $44 million in 2003 compared to 2002, primarily due to interest income associated with insurance recoveries of $20 million in the Ticona segment.

Other Income (Expense), Net

Other income (expense), net increased to $48 million in 2003 from $23 million in 2002, mainly due to income of $18 million resulting from the demutualization of an insurance provider and an increase in dividend income. These increases were partially offset by expense of $14 million related to the unfavorable currency effects on the unhedged position of intercompany net receivables denominated in U.S. dollars. Investments accounted for under the cost method contributed dividend income of $53 million and $35 million in 2003 and 2002, respectively. The increase in 2003 primarily resulted from higher dividends from the Saudi Arabian cost investment on higher methanol pricing, which were slightly offset by lower dividend income from the Acetate Products cost investments in China, where earnings are being reinvested for capacity expansions.

Income Taxes

CAG recognized income tax expense of $53 million in 2003 compared to $57 million in 2002.

The effective tax rate for CAG in 2003 was 27 percent compared to 32 percent in 2002. In comparison to the German statutory rate, the 2003 effective tax rate was favorably affected by unrepatriated low-taxed earnings, favorable settlement of prior year (1996) taxes in the U.S., equity earnings from Polyplastics, which are excluded from U.S. taxable income and utilization of a U.S. capital loss carryforward that had been subject to a valuation allowance. The effective tax rate was unfavorably affected in 2003 by dividend distributions from subsidiaries and writedowns of certain German corporate and trade tax benefits related to prior years.

In comparison to the German statutory rate, the effective tax rate in 2002 was favorably affected by the utilization of certain net operating loss carryforwards in Germany, the release of certain valuation allowances on prior years' deferred tax assets, unrepatriated low-taxed earnings and a lower effective minimum tax burden in Mexico. The effective tax rate was unfavorably affected in 2002 by distributions of taxable dividends from certain equity investments and the reversal of a tax-deductible writedown in 2000 of a German investment.

Earnings (Loss) from Discontinued Operations

In September 2003, CAG and Dow reached an agreement for Dow to purchase the acrylates business of CAG. This transaction was completed in February 2004 and the sales price was $149 million, resulting in a gain of approximately $14 million. Dow acquired CAG's acrylates business line, including inventory, intellectual property and technology for crude acrylic acid, glacial acrylic acid, ethyl acrylate, butyl acrylate, methyl acrylate and 2-ethylhexyl acrylate, as well as acrylates production assets at the Clear Lake, Texas facility. In related agreements, the Company will provide certain contract manufacturing services to Dow, and Dow will supply acrylates to the Company AG for use in its emulsions production. Simultaneously with the sale, CAG repaid an unrelated obligation of $95 million to Dow. The acrylates business was part of the chemical business. As a result of this transaction, the assets, liabilities, revenues and expenses related to the acrylates product lines at the Clear Lake, Texas facility are reflected as a component of discontinued operations in the Consolidated Financial Statements in accordance with SFAS No. 144.

In December 2003, the Ticona segment completed the sale of its nylon business line to BASF. Ticona received cash proceeds of $10 million and recorded a gain of $3 million.

In 2003, CAG recorded a $1 million loss from operations of discontinued operations related to the acrylates and nylon business divestitures. In 2003, CAG also recorded adjustments related to prior year discontinued operations representing a gain of $4 million.

In December 2002, CAG completed the sale of Trespaphan, its global oriented polypropylene ("OPP") film business, to a consortium consisting of Dor-Moplefan Group and Bain Capital, Inc. for a value of $214 million. Net of the purchase price adjustments of $19 million and the repayment of $80 million in intercompany debt that Trespaphan owed CAG, CAG received net proceeds of $115 million. Trespaphan was formerly part the Performance Products segment.

During 2002, CAG sold its global allylamines and U.S. alkylamines businesses to U.S. Amines Ltd. These businesses were part of the chemicals business.

In 2002, CAG received net proceeds of $106 million and recorded a pre-tax gain of $14 million on the disposal of discontinued operations relating to these divestitures. Pre-tax earnings from operations of discontinued operations in 2002 were $1 million. CAG recognized a tax benefit of $40 million for discontinued operations, which includes a tax benefit associated with a tax deductible writedown of the tax basis for Trespaphan's subsidiary in Germany relating to tax years ended December 31, 2001 and 2000. Since this tax benefit related to an entity solely engaged in a business designated as discontinued operations, this tax benefit has been correspondingly included in earnings (loss) from discontinued operations.

The following table summarizes the results of the discontinued operations for the years ended December 31, 2003 and 2002.

	Net Sales		Operating Profit (Loss)
	Predecessor
	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Discontinued operations of Chemical Products	236	246	(1)	(52)
Discontinued operations of Performance Products	—	257	—	10
Discontinued operations of Ticona	45	57	—	(1)
Total discontinued operations	281	560	(1)	(43)

Cumulative Effect of Changes in Accounting Principles

CAG recorded $1 million loss in a cumulative effect of changes in accounting principles, net of tax, on January 1, 2003, related to the adoption of SFAS No. 143. CAG recognized transition amounts for existing asset retirement obligation liabilities, associated capitalized costs and accumulated depreciation. The ongoing amortization expense on an annual basis resulting from the initial adoption of SFAS No. 143 is not material.

In 2002, CAG recorded income of $18 million for the cumulative effect of two changes in accounting principles, net of tax of $5 million. The adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in 2002 resulted in income of $9 million, as it required unamortized negative goodwill (excess of fair value over cost) on the balance sheet to be written off immediately and classified as a cumulative effect of change in accounting principle in the consolidated statement of operations. Additionally, in 2002 CAG changed the actuarial measurement date for its U.S. pension and other postretirement benefit plans from September 30 to December 31. As this change was accounted for as a change in accounting principle, a cumulative effect adjustment of income of $9, net of taxes of $5 million, was recorded in 2002.

Net Earnings

As a result of the factors mentioned above, the net earnings of CAG decreased by $20 million to net earnings of $148 million in 2003 compared to $168 million in 2002.

Liquidity and Capital Resources

Cash Flows

        Net Cash Provided by/Used in Operating Activities

Cash flow from operating activities decreased to a cash outflow of $170 million for 2004 compared to a cash inflow of $401 million for 2003. This decrease primarily resulted from $473 million of pension contributions, which are $343 million more than 2003. Additionally, lower income from insurance recoveries, the payment of a $95 million obligation to a third party, as well as payments of $59 million associated with the exercising of stock appreciation rights in 2004 also contributed to this decrease. These outflows were partially offset by a decline in payments associated with bonuses and income taxes as well as lower cash consumed through changes in trade receivables and trade payables. The hedging of foreign currency net receivables, primarily intercompany, resulted in $17 million cash inflow in 2004 compared to a $180 million inflow in 2003. Unfavorable foreign currency effects on the euro versus the U.S. dollar on cash and cash equivalents increased to $24 million in 2004.

Net cash provided by operating activities increased by $38 million to $401 million in 2003 as compared to 2002 primarily due to insurance recoveries of $120 million, plus interest, offset by higher net taxes paid of $143 million and lower dividends from equity investments of $41 million. In addition, higher contributions were made to the U.S. qualified defined benefit pension plan of $130 million in 2003 compared to $100 million in 2002. The hedging activity of foreign currency denominated intercompany net receivables served to partially offset unfavorable currency effects on net earnings of $155 million and resulted in a $180 million cash inflow in 2003 compared to $95 million in 2002 due to the timing of settlements of these contracts.

Net Cash Used in Investing Activities

Net cash from investing activities decreased to a cash outflow of $1,714 million in 2004 compared to a cash outflow of $275 million in 2003. The increased cash outflow primarily resulted from the acquisition of CAG. This increase was partially offset by higher net proceeds received from disposals of discontinued operations of $129 million and lower cash outflows related to higher net purchases of marketable securities of $22 million.

Capital expenditures decreased by $1 million to $210 million in 2004. Spending in 2004 primarily related to a new Ticona research and administrative facility in Florence, Kentucky, the expansion of production facilities for polyacetal in Bishop, Texas and GUR in Oberhausen, Germany, major replacements of equipment, capacity expansions, major investments to reduce future operating costs, environmental, health and safety initiatives and the integration of a company-wide SAP platform. Spending in 2003 primarily related to the completion of a production facility for synthesis gas, a primary raw material at the Oberhausen site in Germany, major replacements of equipment, capacity expansions, major investments to reduce future operating costs, environmental, health and safety initiatives and the integration of a company-wide SAP platform.

The increase in cash outflows of $136 million in 2003 compared to 2002 is mainly due to lower proceeds from disposal of discontinued operations of $196 million and the receipt of $39 million in returns of capital from investments in non-consolidated InfraServ companies in 2002. This increase in cash outflow for 2003 was partially offset by a $131 million cash outflow for the 2002 purchase of the net assets of the emulsions businesses. Additionally, net cash outflows increased by $41 million related to higher net purchases of marketable securities.

Capital expenditures increased by $8 million to $211 million in 2003, primarily due to foreign currency effects. Spending in 2003 primarily related to the completion of a production facility for synthesis gas, a primary raw material at the Oberhausen site in Germany, major replacements of equipment, capacity expansions, major investments to reduce future operating costs, environmental, health and safety initiatives and the integration of a company-wide SAP platform. The spending in 2002 included the start of construction of the synthesis gas production facility at the Oberhausen site. In addition, major projects included the completion of a new GUR plant at the Bishop, Texas, facility and the capacity expansion for Vectra at Shelby, North Carolina. The Vectra expansion was built to supply the projected long-term demand of the telecommunications industry and to develop and grow emerging markets.

Net Cash Provided by/Used in Financing Activities

Net cash from financing activities increased to a cash inflow of $2,643 million in 2004 compared to a cash outflow of $108 million in 2003. The increased cash inflow primarily reflects higher net proceeds from borrowings in connection with the acquisition of CAG and borrowings to prefund benefit obligations. These increased cash inflows were partially offset by a $500 million return of capital to the Original Shareholders. Refer to the Liquidity section below for additional information.

Net cash used in financing activities declined by $42 million to an outflow of $108 million in 2003 compared to 2002. This decrease is primarily related to lower net payments of short-term borrowings of

$121 million, offset by net payments of long-term debt in 2003 of $48 million. In addition, in 2003, Celanese AG paid a cash dividend of $25 million and repurchased 749,848 of its shares, to be held in treasury, for approximately $15 million. Net cash used in financing activities in 2002 was primarily due to net debt repayments aggregating $144 million. In addition, Celanese AG repurchased 284,798 of its shares, to be held in treasury, for approximately $6 million.

Liquidity

The primary source of liquidity has been cash generated from operations, which included cash inflows from currency hedging activities. Historically, the primary liquidity requirements were for capital expenditures, working capital, pension contributions and investments. Our contractual obligations, commitments and debt service requirements over the next several years are significant and are substantially higher than historical amounts. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

In January 2005, we completed an initial public offerings of Series A common stock and received net proceeds of approximately $760 million. Concurrently, the Company received net proceeds of $233 million from the offering of its convertible preferred stock. A portion of the proceeds of the share offerings were used to redeem $188 million of senior discount notes and $521 million of senior subordinated notes, which excludes premiums of $19 million and $51 million, respectively.

Subsequent to the closing of the initial public offering, we borrowed an additional $1,135 million under the senior credit facilities, which were amended and restated in January 2005; a portion of which was used to repay a $350 million floating rate term loan, which excludes premiums of $3 million, and $200 million was primarily used to finance the acquisition of the Vinamul emulsion business. Additionally, the amended and restated senior credit facilities include a $242 million delayed draw term loan which is expected to be used to finance the Acetex acquisition.

On April 7, 2005, we expect to use the remaining proceeds to pay a special cash dividend to holders of the Company's Series B common stock of $804 million, which was declared on March 8, 2005. Upon payment of the $804 million dividend, the shares of Celanese Series B common stock convert automatically to shares of Celanese Series A common stock. In addition, we may use the available sources of liquidity to purchase the remaining outstanding shares of Celanese AG.

As a result of the offerings in January 2005, we now have $240 million aggregate liquidation preference of outstanding preferred stock. Holders of the preferred stock are entitled to receive, when, as and if, declared by our board of directors, out of funds legally available therefor, cash dividends at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears, commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. This dividend is expected to result in an annual dividend payment of approximately $10 million. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into shares of our Series A common stock at a conversion rate of shares of our Series A common stock per $25.00 liquidation preference of the preferred stock.

Our board of directors currently intends to adopt a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 0.75% of the $16.00 initial public offering price per share of our Series A common stock (or $0.12 per share) unless our board of directors in its sole discretion determines otherwise, commencing the second quarter of 2005. Based upon the number of oustanding shares after the initial public offering, the common stock dividend declared on March 8, 2005 and the conversion as mentioned above, the anticipated annual cash dividend payment is approximately $19 million. However, there is no assurance that sufficient cash or surplus will be available to pay such dividend.

As of December 31, 2004, we had total debt of $3,387 million and cash and cash equivalents of $838 million. In connection with the acquisition of CAG, we incurred a substantial amount of debt. We entered into senior subordinated bridge loans and issued $200 million of mandatorily redeemable preferred shares, both of which were subsequently refinanced by the senior subordinated notes and the floating rate term loan. Additionally, we issued senior discount notes and additional senior subordinated notes as well as entered into senior credit facilities.

In connection with the CAG acquisition, the Company cancelled its committed commercial paper backup facilities and revolving credit facilities. Additionally, we agreed to pre-fund $463 million of certain pension obligations, which is expected to eliminate the need for future funding for seven to ten years. As of December 31, 2004, $409 million was pre-funded, and in February 2005 we contributed an additional $42 million to the non-qualified pension plan's rabbi trusts. We terminated our $120 million trade receivable securitization program in February 2005, which was unavailable since the CAG acquisition and had no outstanding sales of receivables as of December 31, 2004.

During the nine months ended December 31, 2004, we repaid approximately $235 million of CAG's variable rate debt that was originally scheduled to mature in 2005, 2008 and 2009.

We were initially capitalized by equity contributions totaling $641 million from the Original Shareholders. On a stand alone basis, Celanese Corporation and Crystal US Holdings 3 LLC ("Crystal LLC"), the issuer of the senior discount notes, have no material assets other than the stock of their subsidiaries that they own, and no independent external operations of their own apart from the financing. As such, Celanese Corporation and Crystal LLC generally will depend on the cash flow of their subsidiaries to meet their obligations, including their obligations under the preferred stock, the senior discount notes, senior subordinated notes, term loans and any revolving credit borrowings and guarantees.

In March 2005, the Company received $75 million for an early contractual settlement of receivables related to the 2000 sale of CAG's 50% interest in the Vinnolit Kunstoff GmbH venture. The Company has receivables related to this settlement as of December 31, 2004, which was recorded in the allocation of the purchase price of CAG.

Domination Agreement. At the Celanese AG annual shareholders' meeting on June 15, 2004, Celanese AG shareholders approved payment of a dividend on the CAG Shares for the fiscal year ended December 31, 2003 of €0.12 per share. For the nine month fiscal year ended on September 30, 2004, Celanese AG will not be able to pay a dividend to its shareholders due to losses incurred in the Celanese AG statutory accounts. Accordingly, in the near term, Celanese Corporation, Crystal LLC and BCP Crystal US Holdings Corp ("BCP Crystal"), which issued the senior subordinated notes and term loans, will use existing cash and borrowings from their subsidiaries, subject to various restrictions, including restrictions imposed by the senior credit facilities and indentures and by relevant provisions of German and other applicable laws, to make interest payments. If the Domination Agreement ceases to be operative, the ability of Celanese Corporation and BCP Crystal to meet their obligations will be materially and adversely affected.

The Domination Agreement was approved at the Celanese AG extraordinary shareholders' meeting on July 31, 2004. The Domination Agreement between Celanese AG and the Purchaser became effective on October 1, 2004. When the Domination Agreement became effective, the Purchaser was obligated to offer to acquire all outstanding CAG Shares from the minority shareholders of Celanese AG in return for payment of fair cash compensation. This offer will continue until two months following the date on which the decision on the last motion in award proceedings (Spruchverfahren) as described in "Legal Proceedings—Shareholder Litigation", has been disposed of and has been published. These award proceedings were dismissed in 2005; however, the dismissal is still subject to appeal. The amount of this fair cash compensation has been determined to be €41.92 per share, plus interest, in accordance with applicable German law. Any minority shareholder who elects not to sell their shares to the Purchaser will be entitled to remain a shareholder of Celanese AG and to receive from the Purchaser a gross guaranteed fixed annual payment on their shares of €3.27 per CAG Share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment is €2.89 per share for a full fiscal year. Based upon the number of CAG Shares held by the minority shareholders as of December 31, 2004, a net guaranteed fixed annual payment of €23 million is expected. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89. If the Purchaser acquires all CAG Shares outstanding as of December 31, 2004, the total amount of funds necessary to purchase such remaining outstanding shares would be at least €334 million plus accrued interest from October 2, 2004.

While the Domination Agreement is operative, the Purchaser is required to compensate Celanese AG for any statutory annual loss incurred by Celanese AG, the dominated entity at the end of its fiscal year when the loss was incurred. If the Purchaser were obligated to make cash payments to Celanese AG to cover an annual loss, the Purchaser may not have sufficient funds to pay interest when due and, unless the Purchaser is able to obtain funds from a source other than annual profits of Celanese AG, the Purchaser may not be able to satisfy its obligation to fund such shortfall. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course until September 30, 2009.

Our subsidiaries, BCP Caylux Holdings Luxembourg S.C.A. and BCP Crystal, have each agreed to provide the Purchaser with financing to strengthen the Purchaser's ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligations to make a guaranteed fixed annual payment to the outstanding minority shareholders, to offer to acquire all outstanding CAG Shares from the minority shareholders in return for payment of fair cash consideration and to compensate Celanese AG for any statutory annual loss incurred by Celanese AG during the term of the Domination Agreement. If BCP Caylux and/or BCP Crystal are obligated to make payments under such guarantees or other security to the Purchaser and/or the minority shareholders, we may not have sufficient funds for payments on our indebtedness when due.

In the first quarter of 2005, the Company paid $10 million to affiliates of the Blackstone Group related to an advisor monitoring agreement. This agreement was terminated concurrent with the initial public offering and resulted in an additional $35 million payment.

Contractual Obligations.    The following table sets forth our fixed contractual debt obligations as of December 31, 2004, on a pro forma basis, after giving effect to additional borrowings under the term loan facility of $1,135 million and repayments of $521 million of the senior subordinated notes, $188 million of the senior discount notes and the $350 million floating rate term loan which excludes premiums of $51 million, $19 million and $3 million, respectively.

Fixed Contractual Debt Obligations (1)	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in $ millions)
Senior Credit Facilities:
Term Loans Facility	1,759	17	34	34	1,674
Senior Subordinated Notes (2)	973	—	—	—	973
Senior Discount Notes (3)	554	—	—	—	554
Assumed Debt (4)	385	139	45	16	185
Total Fixed Contractual Debt Obligations	3,671	156	79	50	3,386

(1)	Excludes the following: $242 million of delayed draw term loans which will be used to finance the Acetex acquisition and cash interest obligations on debt, excluding the senior discount notes and any commitment and facility fees, of approximately $208 million in the next year, $390 million in years two to three, $385 million in years four to five and $1,031 million after five years. Interest payments on the term loan facility, which has a variable interest rate, were calculated using an assumed rate of 5.00% for all periods. No cash interest is payable on the senior discount notes in years one to five and $288 million cash interest is payable after five years.

(2)	Does not include $4 million of premium on the $225 million of the senior subordinated notes issued July 1, 2004.

(3)	Reflects the accreted value of the notes at maturity.

(4)	Does not include $2 million purchase accounting adjustment to assumed debt.

Senior Credit Facilities.    As of December 31, 2004, the senior credit facilities of $1,232 million consist of a term loan facility, a revolving credit facility, and a credit-linked revolving facility.

The term loan facility consists of commitments of $454 million and €125 million, both maturing in 2011. As of December 31, 2004, we borrowed $624 million (including €125 million) under the term loan facility.

The revolving credit facility, through a syndication of banks, provides for borrowings of up to $380 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice. As of December 31, 2004, there were no amounts outstanding under the revolving credit facility, which matures in 2009.

Subsequent to the consummation of the initial public offering in January 2005, we entered into amended and restated senior credit facilities. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our existing senior credit facilities. Under the amended and restated facilities the term loan facility increased to $1,759 million (including €275 million). In addition, there is a new $242 million delayed draw facility which when drawn will be added to the existing term loan facility. We expect to use this delayed draw facility to finance the acquisition of Acetex.

Also in January 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. The $228 million credit-linked revolving facility, which matures in 2009, includes borrowing capacity available for letters of credit. As of December 31, 2004, there were $207 million of letters of credit issued under the credit-linked revolving facility. As of December 31, 2004, $401 million remained available for borrowing under the revolving credit facilities (taking into account letters of credit issued under the revolving credit facilities).

Substantially all of the assets of Celanese Holdings LLC ("Celanese Holdings"), the direct parent of BCP Crystal, and, subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these facilities. The borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at the borrower's option, either a base rate or a LIBOR rate. The applicable margin for borrowing under the base rate option is 1.50% and for the LIBOR option, 2.50% (in each case, subject to a step-down based on a performance test).

The senior credit facilities are subject to prepayment requirements and contain covenants, defaults and other provisions. The senior credit facilities require BCP Crystal to prepay outstanding term loans, subject to certain exceptions, with:

- 75% (such percentage will be reduced to 50% if BCP Crystal's leverage ratio is less than 3.00 to 1.00 for any fiscal year ending on or after December 31, 2005) of BCP Crystal's excess cash flow;

- 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, unless BCP Crystal reinvests or contracts to reinvest those proceeds in assets to be used in BCP Crystal's business or to make certain other permitted investments within 12 months, subject to certain limitations;

- 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the senior credit facilities, subject to certain exceptions; and

- 50% of the net cash proceeds of issuances of equity of Celanese Holdings, subject to certain exceptions.

BCP Crystal may voluntarily repay outstanding loans under the senior credit facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

In connection with the borrowing by BCP Crystal under the term loan portion of the senior credit facilities, BCP Crystal and CAC have entered into an intercompany loan agreement whereby BCP Crystal has agreed to lend the proceeds from any borrowings under its term loan facility to CAC. The intercompany loan agreement contains the same amortization provisions as the senior credit facilities. The interest rate with respect to the loans made under the intercompany loan agreement is the same as the interest rate with respect to the loans under BCP Crystal's term loan facility plus three basis points. BCP Crystal intends to service the indebtedness under its term loan facility with the proceeds of payments made to it by CAC under the intercompany loan agreement.

Floating Rate Term Loan.    The $350 million floating rate term loan matures in 2011. The borrowings under the floating rate term loan bear interest at a rate equal to an applicable margin plus, at BCP Crystal's option, either a base rate or a LIBOR rate. Prior to the completion of the Restructuring, the applicable margin for borrowings under the base rate option was 3.25% and for the LIBOR option, 4.25%. Subsequent to the completion of the Restructuring, the applicable margin for borrowings under the base rate option is 2.50% and for the LIBOR option, 3.50%. The floating rate term loan accrues interest. We used a portion of new borrowings under the amended and restated senior credit facilities to repay the floating rate term loan and $3 million of associated premium in January 2005.

Senior Subordinated Notes.    The senior subordinated notes consist of $1,225 million of 9 5/8% Senior Subordinated Notes due 2014 and €200 million of 10 3/8% Senior Subordinated Notes due 2014. From the completion of the Restructuring, all of BCP Crystal's U.S. domestic, wholly owned subsidiaries that guarantee BCP Crystal's obligations under the senior credit facilities guarantee the senior subordinated notes on an unsecured senior subordinated basis. In February 2005, we used approximately $521 million of the net proceeds of the offering of our Series A common stock to redeem a portion of the senior subordinated notes and $51 million to pay the premium associated with the redemption.

Senior Discount Notes.    In September 2004, Crystal LLC and Crystal US Sub 3 Corp., a subsidiary of Crystal LLC, issued $853 million aggregate principal amount at maturity of their senior discount notes due 2014 consisting of $163 million principal amount at maturity of their 10% Series A senior discount notes due 2014 and $690 million principal amount at maturity of their 10 1/2% Series B Senior Discount Notes due 2014 (collectively, the "senior discount notes"). The gross proceeds of the offering were $513 million. Approximately $500 million of the proceeds were distributed to the Company's Original Shareholders, with the remaining proceeds used to pay fees associated with the refinancing. Until October 1, 2009, interest on the senior discount notes will accrue in the form of an increase in the accreted value of such notes. Cash interest on the senior discount notes will accrue commencing on October 1, 2009 and be payable semiannually in arrears on April 1 and October 1. In February 2005, we used approximately $37 million of the net proceeds of the offering of our Series A common stock to redeem a portion of the Series A senior discount notes and $151 million to redeem a portion of the Series B senior discount notes and $19 million to pay the premium associated with such redemption.

Assumed Debt.    As a result of the acquisition of CAG, the Company prepaid, in April 2004, $175 million of debt scheduled to mature in 2005 and 2008 and, in September 2004, prepaid approximately $60 million of additional debt previously scheduled to mature in 2009. The outstanding assumed debt of $383 million, which includes a $2 million reduction under purchase accounting, is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and capital lease obligations.

Covenants.    The indentures governing the senior subordinated notes and the senior discount notes limit the ability of the issuers of such notes and the ability of their restricted subsidiaries to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends on or make other distributions or repurchase the respective issuer's capital stock;

•	make certain investments;

•	enter into certain transactions with affiliates;

•	limit dividends or other payments by BCP Crystal's restricted subsidiaries to it;

•	create liens or other pari passu or subordinated indebtedness without securing the respective notes;

•	designate subsidiaries as unrestricted subsidiaries; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the senior subordinated notes and the senior discount notes permit the issuers of the notes and their restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Celanese Holdings and its subsidiaries' ability, to:

•	sell assets;

•	incur additional indebtedness or issue preferred stock;

•	repay other indebtedness (including the notes);

•	pay dividends and distributions or repurchase their capital stock;

•	create liens on assets;

•	make investments, loans guarantees or advances;

•	make certain acquisitions;

•	engage in mergers or consolidations;

•	enter into sale and leaseback transactions;

•	engage in certain transactions with affiliates;

•	amend certain material agreements governing BCP Crystal's indebtedness;

•	change the business conducted by Celanese Holdings and its subsidiaries; and

•	enter into hedging agreements that restrict dividends from subsidiaries.

In addition, the senior credit facilities require BCP Crystal to maintain the following financial covenants: a maximum total leverage ratio, a maximum bank debt leverage ratio, a minimum interest coverage ratio and maximum capital expenditures limitation.

A breach of covenants of the senior credit facilities as of December 31, 2004 that are tied to ratios based on Adjusted EBITDA, as defined in our credit agreements, could result in a default under the senior credit facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indentures governing the senior subordinated notes and the senior discount notes. Additionally, under the senior credit facilities, the floating rate term loan and the indentures governing the senior subordinated notes and the senior discount notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA. As of December 31, 2004, we were in compliance with these covenants. The maximum consolidated net bank debt to Adjusted EBITDA ratio, previously required under the senior credit facilities, was eliminated when we amended the facilities in January 2005.

Covenant levels and ratios for the four quarters ended December 31, 2004 are as follows:

	Covenant Level		December 31, 2004 Ratios
Senior credit facilities(1)
Minimum Adjusted EBITDA to cash interest ratio	1.7	x	4.2	x
Maximum consolidated net debt to Adjusted EBITDA ratio	5.5	x	2.5	x

Senior subordinated notes indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0	x	3.4	x

Discount notes indenture(3)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0	x	2.8	x

(1)	The senior credit facilities require BCP Crystal to maintain an Adjusted EBITDA to cash interest ratio starting at a minimum of 1.7x for the period April 1, 2004 to December 31, 2005, 1.8x for the period January 1, 2006 to December 31, 2006, 1.85x for the period January 1, 2007 to December 31, 2007 and 2.0x thereafter. Failure to satisfy these ratio requirements would constitute a default under the senior credit facilities. If lenders under the senior credit facilities failed to waive any such default, repayment obligations under the senior credit facilities could be accelerated, which would also constitute a default under the indenture.

(2)	BCP Crystal's ability to incur additional debt and make certain restricted payments under the senior subordinated note indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.

(3)	Crystal LLC's ability to incur additional debt and make certain restricted payments under the senior discount notes indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.

Adjusted EBITDA is used to determine compliance with many of the covenants contained in the indentures governing our outstanding notes and in the senior credit facilities. Adjusted EBITDA and all of its component elements are defined in our debt agreements and include non-U.S. GAAP measures and terms that are the same as U.S. GAAP measures which are not determined on the same basis as U.S. GAAP. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items, non-cash items and other adjustments permitted in calculating covenant compliance under our indentures and senior credit facilities, as shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor's understanding of our liquidity and financial flexibility.

Adjusted EBITDA as calculated under our senior credit facilities and the indentures for the senior subordinated notes and the senior discount notes for the four quarters ended December 31, 2004 is as follows:

	Senior Credit Facilities Senior Subordinated Notes	Senior Discount Notes
	(unaudited)(in$millions)
Net loss of Celanese Corporation	(175)	(175)
Net loss of entities not included in covenant calculation(1)	66	51
Net loss for covenant purposes	(109)	(124)
Earnings from discontinued operations	(22)	(22)
Cumulative effect of changes in accounting principles	—	—
Interest expense net:
Interest expense	245	260
Interest income	(31)	(31)
Cash interest income used by captive insurance subsidiaries to fund operations	10	10
Taxes:
Income tax provision	87	87
Franchise taxes	2	2
Depreciation and amortization	256	256
Unusual items:
Special charges(2)
Insurance recoveries associated with plumbing cases	(1)	(1)
Restructuring, impairment and other special charges, net	120	120
Severance and other restructuring charges not included in special charges	31	31
Unusual and non-recurring items(3)	103	103
Other non-cash charges (income):
Non-cash charges(4)	74	74
Equity in net earnings of affiliates in excess of cash dividends received	(10)	(10)
Excess of cash dividends paid to minority shareholders in subsidiaries over the minority interest income of these subsidiaries	7	7
Other adjustments(5):
Advisor monitoring fee	10	10
Net gain on disposition of assets	(2)	(2)
Pro forma cost savings(6)	32	32
Adjusted EBITDA	802	802

(1)	Includes $55 million (plus an additional $15 million for the senior credit facilities and the senior subordinated notes) of interest expense, $3 million of foreign currency expense recorded in other income (expense), net and $7 million elimination of intercompany interest income.

(2)	Special charges include provisions for restructuring and other expenses and income incurred outside the normal ongoing course of operations. Restructuring provisions represent costs related to severance and other benefit programs related to major activities undertaken to fundamentally redesign the business operations, as well as costs incurred in connection with a decision to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with the employees' representatives or individual agreements with the affected employees, as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. We reassess the reserve requirements to complete each individual plan under existing restructuring programs at the end of each reporting period. Actual experience may be different from these estimates. See Note 21 to the Consolidated Financial Statements.

(3)	Consists of the following: $50 management compensation program, $26 million of foreign currency expense on intercompany loans and swaps; $21 million of transaction costs; $7 million of employee contract termination expense; $1 million of stock appreciation rights expense; and $2 million of income, net for other miscellaneous non-recurring items.

(4)	Included in the amount above is $53 million of expense relating to our inventory step-up under purchase accounting; $9 million of amortization expense included in net periodic pension and OPEB cost; $1 million of expense associated with Celanese AG's stock option plan; and a change in swap valuation of $11 million. Items that were zero for the applicable period but are required to be included per our financing agreements, are any reimbursed expenses and any non-cash portion of rent expenses.

(5)	Our financing agreements require us to make other adjustments to net earnings (loss) for net gain on disposition of assets and advisor fees paid to an affiliates of the Blackstone Group. Gain (loss) on extinguishment of debt was zero for the applicable period but are required to be included per our financing agreements.

(6)	Our financing agreements also permit adjustments to net earnings (loss) on a pro forma basis for certain cost savings that we expect to achieve. We expect annual cost savings of approximately $37 million from pension pre-funding (of which $7 million is reflected in the Successor's actual results) and approximately $2 million from lower costs associated with publicly listed equity in Germany.

Consolidated net debt, a required measure for covenant compliance purposes and its components are defined in our credit agreements as total indebtedness, consisting of borrowed money and the deferred purchase price of property or services plus net cash for receivables financing less unrestricted cash and cash equivalents of our subsidiary Celanese Holdings LLC and its subsidiaries on a consolidated basis. Consolidated net debt is calculated as follows as of December 31, 2004:

($ millions)
Short-term borrowings and current installments of long-term debt- third party and affiliates	144
Long-term debt	3,243
Total consolidated debt of Celanese Corporation	3,387
Debt of entities not included in convenant calculation-senior discount notes	(527)
Less: cash and cash equivalents	(838)
Consolidated net debt	2,022

Contractual Obligations.    The following table sets forth our fixed contractual cash obligations as of December 31, 2004.

Fixed Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in $ millions)
Total Debt (1)	3,389	144	57	28	3,160
of which Capital Lease Obligations and Other Secured Borrowings	49	9	35	3	2
Operating Leases	238	57	82	41	58
Unconditional Purchase Obligations	967	155	177	139	496
Other Contractual Obligations	185	183	2	—	—
Fixed Contractual Cash Obligations	4,779	539	318	208	3,714

(1)	Does not include $2 million purchase accounting adjustment to assumed debt.

In the first quarter of 2005, the Company paid $10 million to affiliates of the Blackstone Group related to an advisor monitoring agreement. This agreement was terminated concurrent with the initial public offering and resulted in an additional $35 million termination payment. Based upon the number of CAG Shares held by the minority shareholders as of December 31, 2004, a net guaranteed fixed annual payment of €23 million is expected. These amounts are excluded from the above table.

Unconditional Purchase Obligations include take or pay contracts and fixed price forward contracts. The Company does not expect to incur any material losses under these contractual arrangements. In addition, these contracts may include variable price components.

Other Contractual Obligations primarily includes committed capital spending and fines associated with the U.S. antitrust settlement described in Note 27 to the Consolidated Financial Statements. Included in Other Contractual Obligations is a €99 million ($135 million) fine from the European Commission related to antitrust matters in the sorbates industry, which is pending an appeal. The Company is indemnified by a third party for 80% of the expenses relating to these matters, which is not reflected in the amount above.

At December 31, 2004, the Company has contractual guarantees and commitments as follows:

		Expiration per period
Contractual Guarantees and Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in $ millions)
Financial Guarantees	55	7	14	15	19
Standby Letters of Credit	212	212	—	—	—
Contractual Guarantees and Commitments	267	219	14	15	19

The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from January 1, 2005 to April 30, 2012 is estimated to be approximately $55 million.

Standby letters of credit of $212 million at December 31, 2004 are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain Successor subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements. The stand-by letters of credit include $207 million issued under the credit-linked revolving facility of which approximately $28 million relates to obligations associated with the sorbates antitrust matters as described in the "Other Contractual Obligations" above.

For additional commitments and contingences, see Note 27 to the Consolidated Financial Statements.

The Company expects to continue to incur costs for the following significant obligations. Although, the Company cannot predict with certainty the annual spending for these matters, such matters will affect future cash flows of the Company.

	Successor	Predecessor	Successor
Other Obligations	Spending for Nine Months Ended December 31, 2004	Spending for Three Months Ended March 31, 2004	2005 Projected Spending
	(in $ millions)
Environmental Matters	66	22	92
Pension and Other Benefits	487	48	77
Other Obligations	553	70	169

Environmental Matters

For the nine months ended December 31, 2004, the Successor's worldwide expenditures, including expenditures for legal compliance, internal environmental initiatives and remediation of active, orphan, divested and U.S. Superfund sites were $66 million. The Predecessor's worldwide expenditures for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 were $22 million, $80 million and $83 million, respectively. The Successor's capital project related environmental expenditures for the nine months ended December 31, 2004, and the Predecessor's for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, included in worldwide expenditures, were $6 million, $2 million, $10 million and $4 million, respectively. Environmental reserves for remediation matters were $143 million and $159 million as of December 31, 2004 and December 31, 2003, respectively. See Notes 14 and 15. As of December 31, 2004, the estimated range for remediation costs is between $100 million and $143 million, with the best estimate of $143 million.

It is anticipated that stringent environmental regulations will continue to be imposed on the chemical industry in general. Management cannot predict with certainty future environmental expenditures, especially expenditures beyond 2005. Due to new air regulations in the U.S., management expects that there will be a temporary increase in compliance costs that will total approximately $30 million to $45 million through 2007. An additional $50 million may be needed depending upon the outcome of a challenge in U.S. federal court related to key portions of the regulation. In addition, a recent European Union directive requires a trading system for carbon dioxide emissions to be in place by January 1, 2005. Accordingly, Emission Trading Systems will directly affect the power plants at the Kelsterbach and Oberhausen sites in Germany and the Lanaken site in Belgium, as well as power plants operated by InfraServ entities on sites at which we operate. The Company and the InfraServ entities may be required to purchase carbon dioxide credits, which could result in increased operating costs, or may be required to develop additional cost-effective methods to reduce carbon dioxide emissions further, which could result in increased capital expenditures. Additionally, the new regulation indirectly affects our other operations in the European Union, which may experience higher energy costs from third party providers. We have not yet determined the impact of this legislation on our operating costs.

Due to its industrial history, the Company has the obligation to remediate specific areas on its active sites as well as on divested, orphan or U.S. Superfund sites. In addition, as part of the demerger agreement with Hoechst, a specified proportion of the responsibility for environmental liabilities from a number of pre-demerger divestitures was transferred to the Company. Management has provided for such obligations when the event of loss is probable and reasonably estimable. Management believes that the environmental costs will not have a material adverse effect on the financial position of the Company, but they may have a material adverse effect on the results of operations or cash flows in any given accounting period. See Note 19 and 27 to the Consolidated Financial Statements.

Pension and Other Benefits

The funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. For the nine months ended December 31, 2004, three months ended March 31, 2004 and for the year ended December 31, 2003, pension contributions to the U.S. qualified defined benefit pension plan amounted to $300 million, $33 million and $130 million, respectively. Contributions to the German pension plans for the nine months ended December 31, 2004 were $105 million. Also for the nine months ended December 31, 2004, three months ended March 31, 2004 and for the year ended December 31, 2003, payments to other non-qualified plans totaled $29 million, $6 million and $24 million, respectively.

Spending by the Company associated with other benefit plans, primarily retiree medical, defined contribution and long-term disability, amounted to $53 million, $9 million and $65 million for the nine months ended December 31, 2004, three months ended March 31, 2004 and for the year ended December 31, 2003, respectively. See Note 17 to the Consolidated Financial Statements.

Plumbing Actions and Sorbates Litigation

The Company is involved in a number of legal proceedings and claims incidental to the normal conduct of its business. For the nine months ended December 31, 2004 there were net cash inflows of zero in connection with the plumbing actions and sorbates litigation. For the three months ended March 31, 2004 and for the year ended December 31, 2003, there were net cash inflows of approximately zero and $110 million in connection with the plumbing actions and sorbates litigation. As of December 31, 2004, there were reserves of $218 million for these matters. In addition, the Company had receivables from insurance companies and Hoechst in connection with the plumbing and sorbates matters of $191 million as of December 31, 2004.

Although it is impossible at this time to determine with certainty the ultimate outcome of these matters, management believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on the financial position of the Company, but could have a material adverse effect on the results of operations or cash flows in any given accounting period. See Note 27 to the Consolidated Financial Statements.

Capital Expenditures

The Company's capital expenditures were $210 million for the calendar year 2004. Capital expenditures primarily related to a new Ticona research and administrative facility in Florence, Kentucky,

the expansion of production facilities for polyacetal in Bishop, Texas and GUR in Oberhausen, Germany, major replacements of equipment, capacity expansions, major investments to reduce future operating costs, environmental, health and safety initiatives and the integration of a company-wide SAP platform. Capital expenditures remained below depreciation levels as management continued to make selective capital investments to enhance the market positions of its products.

Capital expenditures were financed principally with cash from operations. Spending for 2005 is expected to be between $210 million to $230 million. At December 31, 2004, there were approximately $40 million of outstanding commitments related to capital projects, which are included within the fixed contractual cash obligations table above.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance arrangements.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43 Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is in the process of assessing the impact of SFAS No. 151 on its future results of operations and financial position.

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock Based Compensation, which requires that the cost from all share-based payment transactions be recognized in the financial statements. SFAS No. 123 (revised) is effective for the first interim or annual period beginning after June 15, 2005. The Company is currently evaluating the potential impact of SFAS No. 123 (revised), although it is anticipated that the adoption will have a negative impact on results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The Company is currently evaluating the potential impact of this statement.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Three of the more significant provisions of the Act relate to a one-time opportunity to repatriate foreign earnings at a reduced rate, manufacturing benefits for qualified production activity income and new requirements with respect to deferred compensation plans. The Company has not yet determined the impact, if any, of this Act on its future results of operations or cash flows. Additionally, under new Section 409A of the Internal Revenue Code, created in connection with the Act, the U.S. Treasury Department is directed to issue regulations providing guidance and provide a limited period during which deferred compensation plans may be amended to comply with the requirements of Section 409A. When the regulations are issued, the Company may be required to make modifications to certain compensation plans to comply with Section 409A.

Market Risks

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to currency exchange rates, interest rates and commodity prices. The Predecessor had in place policies of hedging against changes in currency exchange rates, interest rates and commodity prices as described below. We adopted the Predecessor's written policies regarding the use of derivative financial instruments. Contracts to hedge exposures are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 148, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. See Note 26 to the Consolidated Financial Statements.

Foreign Exchange Risk Management

We and the Predecessor have receivables and payables denominated in currencies other than the functional currencies of the various subsidiaries, which create foreign exchange risk. For the purposes of this document, the Predecessor's reporting currency is the U.S. dollar, the reporting currency of Celanese AG continues to be the euro. The U.S. dollar, the euro, Mexican peso, Japanese yen, British pound sterling, and Canadian dollar are the most significant sources of currency risk. Accordingly, we enter into foreign currency forwards and swaps to minimize our exposure to foreign currency fluctuations. The foreign currency contracts are designated for recognized assets and liabilities and forecasted transactions. The terms of these contracts are generally under one year. Our centralized hedging strategy states that foreign currency denominated receivables or liabilities recorded by the operating entities will be internally hedged, only the remaining net foreign exchange position will then be hedged externally with banks. As a result, foreign currency forward contracts relating to this centralized strategy did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. Net foreign currency transaction gains or losses are recognized on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts.

On June 16, 2004, as part of its currency risk management, the Company entered into a currency swap with certain financial institutions. Under the terms of the swap arrangement, the Company will pay approximately €13 million in interest and receive approximately $16 million in interest on each June 15 and December 15 (with interest for the first period prorated). Upon maturity of the swap agreement on June 16, 2008, the Company will pay approximately €276 million and receive approximately $333 million. The Company designated the swap, the euro term loan and a euro note as a net investment hedge (for accounting purposes) in the fourth quarter of 2004. The loss related to the swap was $21 million for the nine months ended December 31, 2004, of which $14 million is related to the ineffectiveness of the net investment hedge. During the nine months ended December 31, 2004, the effects of the swap resulted in an increase in total liabilities and a decrease in shareholder's equity of $57 million and $36 million, respectively.

Contracts with notional amounts totaling approximately $288 million and $765 million at December 31, 2004 and 2003, respectively, are predominantly in U.S. dollars, British pound sterling, Japanese yen, and Canadian dollars. Most of the Company's foreign currency forward contracts did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The Company recognizes net foreign currency transaction gains or losses on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts. For the year ended December 31, 2004, the Company's foreign currency forward contracts resulted in a decrease in total assets and an increase in total liabilities of $42 million and $2 million, respectively. As of December 31, 2004, these contracts, in addition to natural hedges, hedged approximately 100% of the Company's net receivables held in currencies other than the entities' functional currency for the Company's European operations. Related to the unhedged portion during the year, a net gain (loss) of approximately ($2) million and $4 million from foreign exchange gains or losses was recorded to other income (expense), net for the nine months ended December 31, 2004 and the three months ended March 31, 2004. During 2003, the Predecessor's foreign currency forward contracts resulted in a decrease in total assets of $8 million and an increase in total liabilities of $1 million. As of December 31, 2003, these contracts hedged a portion (approximately 85%) of the Predecessor's U.S. dollar denominated intercompany net receivables held by euro denominated entities. Related to the unhedged portion, a net loss of approximately $14 million from foreign exchange gains or losses was recorded to other income (expense), net in 2003. During the year ended December 31, 2002, the Predecessor hedged all of its U.S. dollar denominated intercompany net receivables held by euro denominated entities. Therefore, there was no material net effect from foreign exchange gains or losses. Hedging activities primarily related to intercompany net receivables yielded cash flows from operating activities of approximately $17 million, $180 million and $95 million for the nine months ended December 31, 2004, year ended December 31, 2003 and 2002, respectively.

A substantial portion of our assets, liabilities, revenues and expenses is denominated in currencies other than U.S. dollar, principally the euro. Fluctuations in the value of these currencies against the U.S. dollar, particularly the value of the euro, can have, and in the past have had, a direct and material impact on the business and financial results. For example, a decline in the value of the euro versus the U.S. dollar, results in a decline in the U.S. dollar value of our sales denominated in euros and earnings due to translation effects. Likewise, an increase in the value of the euro versus the U.S. dollar would result in an opposite effect. The Company estimates that the translation effects of changes in the value of other currencies against the U.S. dollar increased net sales by approximately 3% and increased total assets by approximately 3% for the nine months ended December 31, 2004. The Predecessor estimated that the translation effects of changes in the value of other currencies against the U.S. dollar increased net sales by approximately 6% for the three months ended March 31, 2004 and by approximately 7% for the year ended December 31, 2003 and by approximately 2% in 2002. The Predecessor also estimated that the translation effects of changes in the value of other currencies against the U.S. dollar decreased total assets by approximately 1% for the three months ended March 31, 2004 and approximately 5% in 2003. Exposure to transactional effects is further reduced by a high degree of overlap between the currencies in which sales are denominated and the currencies in which the raw material and other costs of goods sold are denominated.

As of December 31, 2004, we had total debt of $3,387 million, of which approximately $610 million (€447 million) is euro denominated debt. A 1% increase in foreign exchange rates would increase the euro denominated debt by $6 million.

Interest Rate Risk Management

The Company may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in the Company's outstanding debt by locking in borrowing rates to achieve a desired level of fixed/floating rate debt depending on market conditions. At December 31, 2004, the Successor had no interest rate swap agreements in place. The Predecessor had open interest rate swaps with a notional amount of $200 million at December 31, 2003. In the second quarter of 2004, the Successor recorded a loss of less than $1 million in other income (expense), net associated with the early termination of its $200 million interest rate swap. During 2003, the Predecessor recorded a loss of $7 million in other income (expense), net, associated with the early termination of one of its interest rate swaps. The Successor recognized net interest expense from hedging activities relating to interest rate swaps of $1 million for the nine months ended December 31, 2004. The Predecessor recognized net interest expense from hedging activities relating to interest rate swaps of $2 million, $11 million and $12 million for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002. During 2003, the Predecessor's interest rate swaps, designated as cash flow hedges, resulted in a decrease in total assets and total liabilities and an increase in shareholders' equity of $4 million, $14 million and $7 million, net of related income tax of $4 million, respectively. The Predecessor recorded a net gain (loss) of less than ($1) million, $2 million and ($3) million in other income (expense), net of the ineffective portion of the interest rate swaps, during the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

On a pro forma basis as of December 31, 2004, we had approximately $1,900 million of variable rate debt. A 1% increase in interest rates would increase annual interest expense by approximately $19 million.

Commodity Risk Management

The Company's policy for the majority of our natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. Fixed price natural gas forward contracts are principally settled through actual delivery of the physical commodity. The maturities of the cash-settled swap contracts correlate to the actual purchases of the commodity and have the effect of securing predetermined prices for the underlying commodity. Although these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. These cash-settled swap contracts are accounted for as cash flow hedges. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract. The Successor recognized losses of less than $1 million from natural gas swaps and butane contracts for the nine months ended December 31, 2004. The

Predecessor recognized losses of $1 million, $3 million and less than $1 million from natural gas swaps and butane contracts for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. There was no material impact on the balance sheet at December 31, 2004 and December 31, 2003. There were no unrealized gains and losses associated with the cash-settled swap contracts as of December 31, 2004 and December 31, 2003. The Company did not have any open commodity swaps as of December 31, 2004. The Company had open swaps with a notional amount of $5 million as of December 31, 2003.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are based on the selection and application of significant accounting policies. The preparation of these financial statements and application of these policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We believe the following accounting polices and estimates are critical to understanding the financial reporting risks present in the current economic environment. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See note 4 to the Consolidated Financial Statements for a more comprehensive discussion of the significant accounting policies.

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. At December 31, 2004 and 2003, the carrying amount of property, plant and equipment was $1,702 million and $1,710 million, respectively. As discussed in note 4 to the Consolidated Financial Statements, we and the Predecessor assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In December 2004, we approved a plan to dispose of the COC business included within the Ticona segment. This decision resulted in $32 million of asset impairment charges recorded as a special charge related to the COC business.

As a result of the planned consolidation of tow production and the termination of filament production, the Acetate Products segment recorded impairment charges of $50 million associated with plant and equipment in the nine months ended December 31, 2004.

We assess the recoverability of the carrying value of our goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent, that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit's assets and liabilities are fair valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent that the reporting unit's carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. As of December 31, 2004, the Company had $1,147 million of goodwill and other intangible assets, net.

During 2003, the Predecessor performed the annual impairment test of goodwill and determined that there was no impairment. As a result of the tender offer price of €32.50 per share announced on

December 16, 2003, which would place an implicit value on CAG at an amount below book value of the net assets, the Predecessor initiated an impairment analysis in accordance with SFAS No. 142. The impairment analysis was prepared on a reporting unit level and utilized the most recent cash flow, discount rate and growth rate assumptions. Based on the resulting analysis, the Predecessor's management concluded that goodwill was not impaired as of December 31, 2003.

As of December 31, 2004, no significant changes in the underlying business assumptions or circumstances that drive the impairment analysis led management to believe goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred. In the future, we expect to perform the required impairment tests at least annually on each June 30 unless circumstances dictate more frequent testing.

A prolonged general economic downturn and, specifically, a continued downturn in the chemical industry as well as other market factors could intensify competitive pricing pressure, create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by additional impairment charges related to the recoverability of our long-lived assets.

Restructuring and Special Charges

Special charges include provisions for restructuring and other expenses and income incurred outside the normal ongoing course of operations. Restructuring provisions represent costs related to severance and other benefit programs related to major activities undertaken to fundamentally redesign our operations as well as costs incurred in connection with a decision to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with the employees' representatives or individual agreements with the affected employees as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. We reassess the reserve requirements to complete each individual plan under our restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from these estimates. See Note 21 to the Consolidated Financial Statements.

Environmental Liabilities

We manufacture and sell a diverse line of chemical products throughout the world. Accordingly, the businesses' operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous materials. We recognize losses and accrue liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimated. If the event of loss is neither probable nor reasonably estimable, but is reasonably possible, the Company provides appropriate disclosure in the notes to its Consolidated Financial Statements if the contingency is material.

Total reserves for environmental liabilities were $143 million and $159 million at December 31, 2004 and 2003, respectively. Measurement of environmental reserves is based on the evaluation of currently available information with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. An environmental reserve related to cleanup of a contaminated site might include, for example, provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These reserves do not take into account any claims or recoveries from insurance. There are no pending insurance claims for any environmental liability that are expected to be material. The measurement of environmental liabilities is based on a range of management's periodic estimate of what it will cost to perform each of the elements of the remediation effort. We use our best estimate within the range to establish our environmental reserves. We utilize third parties to assist in the management and the development of our cost estimates for our sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur. We accrue for legal fees related to litigation matters when the costs associated with defense can be reasonably estimated and are probable to occur. All other fees are expensed as incurred. See Note 19 to the Consolidated Financial Statements.

Asset Retirement Obligations

Total reserves for asset retirement obligations were $52 million and $47 million at December 31, 2004 and 2003, respectively. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at the discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's useful life. Management has identified but not recognized asset retirement obligations related to substantially all its existing operating facilities. Examples of these types of obligations include demolition, decommissioning, disposal and restoration activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of the existing operations. However, operations at these facilities are expected to continue indefinitely and therefore a reasonable estimate of fair value cannot be determined at this time. In the future, we will assess strategies of the businesses acquired and may support decisions that differ from past decisions of management regarding the continuing operations of existing facilities. Asset retirement obligations will be recorded if these strategies are changed and probabilities of closure are assigned to existing facilities. If certain operating facilities were to close, the related asset retirement obligations could significantly affect our results of operations and cash flows.

In accordance with SFAS No. 143, the Acetate Products segment recorded a charge of $8 million, included within 2003 depreciation expense, related to potential asset retirement obligations, as a result of a worldwide assessment of our acetate production capacity. The assessment concluded that there was a probability that certain facilities would be closed in the latter half of the decade. In October 2004 we announced plans to consolidate flake and tow production by early 2007 and to discontinue production of filament by mid-2005. The restructuring will result in the discontinuance of acetate production at two sites. As such, we recorded a charge of $12 million included within depreciation expense, of which $8 million was recorded by the Acetate Products segment and $4 million by the Chemical Products segment, for the nine months ended December 31, 2004.

Realization of Deferred Tax Assets

Total net deferred tax assets (liabilities) were ($151) million and $555 million at December 31, 2004 and 2003, respectively. Management regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such evaluations require significant management judgments. Valuation allowances have been established primarily for U.S. federal and state net operating losses carryforwards, certain German income tax loss carryforwards, Mexican net operating loss carryforwards and Canadian deferred tax assets. See Note 22 to the Consolidated Financial Statements.

On April 6, 2004, the closing date of the acquisition of CAG, the Predecessor had approximately $576 million in net deferred tax assets, of which $531 million were in the U.S., including $172 million arising from U.S. net operating loss ("NOL") carryforwards. Under U.S. tax law, the utilization of deferred tax assets related to NOL carryforwards is subject to an annual limitation if there is a more than 50 percentage point change in shareholder ownership. The acquisition of CAG triggered this limitation. As a result of this limitation and the Restructuring, $153 million of the $172 million NOL was written off and a valuation allowance was established against the remaining $19 million. In addition, as a result of the Restructuring, including the transfer of CAC to BCP Crystal, we determined that it was no longer more likely than not that we would realize our other net U.S. deferred tax assets. Accordingly, we recorded a full valuation allowance on our $351 million of other net pre-acquisition U.S. deferred tax assets (reduced by deferred tax liabilities) with a corresponding increase in goodwill. In addition, the valuation allowance on U.S. deferred assets was increased by $33 million through a charge to tax expense during the nine months ended December 31, 2004 related to activity subsequent to the closing date of the acquisition of CAG.

As a result of the conclusion of an income tax examination for the tax audit period ending December 31, 2000 and the receipt of the final tax and interest assessment, management reversed accrued income tax reserves attributable to that period. This resulted in a decrease in income taxes payable and a decrease in goodwill of $113 million as it was a purchase accounting adjustment.

Benefit Obligations

Pension and other postretirement benefit plans covering substantially all employees who meet eligibility requirements are sponsored by CAC. With respect to its U.S. qualified defined benefit pension plan, minimum funding requirements are determined by the Employee Retirement Income Security Act. For the periods presented, the Predecessor or the Company had not been required to contribute under these minimum funding requirements. However, the Predecessor chose to contribute to the U.S. defined benefit pension plan $33 million, $130 million and $100 million for three months ended March 31, 2004 and for the years ended December 31, 2003 and 2002, respectively. The Successor chose to contribute to the U.S defined benefit pension plan $300 million for the nine months ended December 31, 2004. Contributions to the German pension plans for the nine months ended December 31, 2004 were $105 million. Benefits are generally based on years of service and/or compensation. Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on plan assets and increases or trends in health care costs. In addition to the above mentioned assumptions, actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded in future periods.

The amounts recognized in the Consolidated Financial Statements related to pension and other postretirement benefits are determined on an actuarial basis. A significant assumption used in determining our pension expense is the expected long-term rate of return on plan assets. At December 31, 2004, we assumed an expected long-term rate of return on plan assets of 8.5% for the U.S. qualified defined benefit pension plan, which represents greater than 85 percent and 80 percent of pension plan assets and liabilities, respectively. On average, the actual return on plan assets over the long-term (15 to 20 years) has exceeded 9.0%. However, for the nine months ended December 31, 2004, the U.S. qualified defined benefit pension plan assets actual return was less than the expected long-term rate of return of plan assets. The Company had lowered the expected long-term rate of return on U.S. qualified defined benefit pension plan assets from 9.0% to 8.5% as it expects lower future returns considering the lower inflationary environment.

For the nine months ended December 31, 2004, our expected long-term rate of return assumption for our U.S. plans was 8.5%, reflecting the generally expected moderation of long-term rates of return in the financial markets. We estimate a 25 basis point decline in the expected long-term rate of return for the U.S. qualified defined benefit pension plan to increase pension expense by an estimated $5 million in 2004. Another estimate that affects our pension and other postretirement benefit expense is the discount rate used in the annual actuarial valuations of pension and other postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate, which represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. At December 31, 2004, we lowered the discount rate to 5.88% from 6.25% at December 31, 2003 for the U.S. plans. We estimate that a 50 basis point decline in the discount rate for the U.S. pension and postretirement medical plans will increase pension and other postretirement benefit annual expenses by an estimated $5 million and less than $1 million, respectively, and our benefit obligations by approximately $130 million and approximately $13 million, respectively.

Over the past several years, CAG had experienced significant increases (in excess of $400 million) in unrecognized net actuarial pension losses. The losses were mainly due to asset losses resulting from asset returns that were less than the assumed rate of return and increases in the projected benefit obligation.

Other postretirement benefit plans plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The postretirement benefit cost for the nine months ended December 31, 2004, three months ended March 31, 2004 and the year ended December 31, 2003, includes $21 million, $8 million, and $35 million, respectively, and the accrued post-retirement liability was $406 million and $320 million as of December 31, 2004 and 2003, respectively, in other noncurrent liabilities. The key determinants of the accumulated postretirement benefit obligation ("APBO") are the discount rate and the healthcare cost trend rate. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing the healthcare cost trend rate by one percentage point in each year would increase the APBO at December 31, 2004, and the 2004 postretirement benefit cost by approximately $2 million and less than $1 million, and decreasing the healthcare cost trend rate by one percentage point in each year would decrease the APBO at September 30, 2004 and the 2004 postretirement benefit cost by approximately $2 million and less than $1 million, respectively. See Note 17 to the Consolidated Financial Statements.

Accounting for Commitments and Contingencies

The Company is subject to a number of lawsuits, claims, and investigations, incidental to the normal conduct of its business, relating to and including product liability, patent and intellectual property, commercial, contract, antitrust, and employment matters, which are handled and defended in the ordinary course of business. See Note 27 to the Consolidated Financial Statements. Management routinely assesses the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable and reasonably estimable losses. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands, settlements which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. A determination of the amount of loss contingency required, if any, is assessed in accordance with SFAS No. 5 "Contingencies and Commitments" and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available. See Note 27 to the Consolidated Financial Statements.

CNA Holdings, Inc. ("CNA Holdings"), a U.S. subsidiary of ours and the Predecessor, which includes the U.S. business now conducted by Ticona, along with Shell Chemical Company ("Shell") and E. I. du Pont de Nemours ("DuPont"), among others, have been the defendants in a series of lawsuits, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. CNA Holdings has accrued its best estimate of its share of the plumbing actions. At December 31, 2004 and 2003, accruals were $73 million and $76 million, respectively, for this matter, of which $11 million and $14 million, respectively, are included in current liabilities. Management believes that the plumbing actions are adequately provided for in the consolidated financial statements. However, if we were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on the financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. The Predecessor's receivables relating to the anticipated recoveries from third party insurance carriers for this product liability matter are based on the probability of collection on the settlement agreements reached with a majority of the insurance carriers whose coverage level exceeds the receivables and based on the status of current discussions with other insurance carriers. As of December 31, 2004 and 2003, insurance claims receivables were $75 million and $63 million, respectively. Collectibility could vary depending on the financial status of the insurance carriers.

Nutrinova Inc., a U.S. subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of ours and the Predecessor, is party to various legal proceedings in the United States, Canada and Europe alleging Nutrinova Inc. engaged in unlawful, anticompetitive behavior which affected the sorbates markets while it was a wholly-owned subsidiary of Hoechst. In accordance with the demerger agreement between Hoechst and Celanese AG, which became effective October 1999, CAG, the successor to Hoechst's sorbates business, was assigned the obligation related to these matters. However, Hoechst agreed to indemnify Celanese AG for 80 percent of payments for such obligations. Expenses related to this matter are recorded gross of any such recoveries from Hoechst while the recoveries from Hoechst, which represents 80 percent of such expenses, are recorded directly to shareholders' equity, net of tax, as a contribution of capital.

Based on a review of the existing facts and circumstances relating to the sorbates matter, including the status of governmental investigations, as well as civil claims filed and settled, we and the Predecessor had remaining accruals of $145 million and $137 million at December 31, 2004 and 2003, respectively, for the estimated loss relative to this matter. Although the outcome of this matter cannot be predicted with certainty, management's best estimate of the range of possible additional future losses and fines, including any that may result from governmental proceedings, as of December 31, 2004 is between $0 and $9 million. The estimated range of such possible future losses is management's best estimate taking into consideration potential fines and claims, both civil and criminal, that may be imposed or made in other jurisdictions. At December 31, 2004 and 2003, we and the Predecessor had receivables, recorded within current assets, relating to the sorbates indemnification from Hoechst of $116 million and $110 million, respectively.

Business combinations

Upon closing an acquisition, the Company estimates the fair values of assets and liabilities acquired and consolidates the acquisition as soon as practicable. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the purchase price of the acquisition), then to adjust the acquired company's accounting policies, procedures, books and records to our standards, it is often several quarters before the Company is able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The judgements made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net earnings (loss).

In valuing the acquisition of CAG, the Company utilized various valuation methods with the assistance from valuation specialists. The significant assets and liabilities valued include property, plant and equipment, intangible assets and cost and equity method investments.

In connection with the acquisition of CAG, at the acquisition date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, but has recorded initial liabilities of $60 million, primarily for employee severance and related costs in connection with the preliminary plan, as well as approving the continuation of all existing Predecessor restructuring and exit plans. As the Company finalizes its plans to exit or restructure activities, it may record additional liabilities for, among other things, severance and severance related costs, which would also increase the goodwill recorded.

Captive Insurance Companies

The Company consolidates two wholly owned insurance companies (the "Captives"). The Captives are a key component of the Company's global risk management program as well as a form of self-insurance for property, liability and workers compensation risks. The Captives issue insurance policies to the Company's subsidiaries to provide consistent coverage amid fluctuating costs in the insurance market and to lower long-term insurance costs by avoiding or reducing commercial carrier overhead and regulatory fees. The Captives issue insurance policies and coordinate claims handling services with third party service providers. They retain risk at levels approved by management and obtain reinsurance coverage from third parties to limit the net risk retained. One of the Captives also insures certain third party risks.

The assets of the Captives consist primarily of marketable securities and reinsurance receivables. Marketable securities values are based on quoted market prices or dealer quotes. The carrying value of the amounts recoverable under the reinsurance agreements approximate fair value due to the short-term nature of these items.

The liabilities recorded by the Captives relate to the estimated risk of loss recorded by the Captives, which is based on management estimates and actuarial valuations, and unearned premiums, which represent the portion of the premiums written applicable to the terms of the policies in force. The establishment of the provision for outstanding losses is based upon known facts and interpretation of circumstances influenced by a variety of factors. In establishing a provision, management considers facts currently known and the current state of laws and litigation where applicable. Liabilities are recognized for known claims when sufficient information has been developed to indicate involvement of a specific policy and management can reasonably estimate their liability. In addition, liabilities have been established to cover additional exposure on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. It is possible that actual results could differ significantly from the recorded liabilities.

The Captives use reinsurance arrangements to reduce their risk of loss. Reinsurance arrangements however do not relieve the Captives from their obligations to policyholders. Failure of the reinsurers to honor their obligations could result in losses to the Captives. The Captives evaluate the financial condition of their reinsurers and monitor concentrations of credit risk to minimize their exposure to significant losses from reinsurer insolvencies and establish allowances for amounts deemed non-collectable.

Premiums written are recognized based on the terms of the policies. Capitalization of the Captives is determined by regulatory guidelines. As of December 31, 2004 and 2003, the net retained concurrent aggregate risk of all policies written by the Captives, after reinsuring higher tier risks with third party insurance companies, net of established reserves, amounted to approximately $498 million and $484 million, respectively.

Forward-Looking Statements May Prove Inaccurate

This Annual Report contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, and assumptions and other statements contained in this prospectus that are not historical facts. When used in this document, words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "project" and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of fuel oil, natural gas, coal, electricity and petrochemicals such as ethylene, propylene and butane, including changes in production quotas in OPEC countries and the deregulation of the natural gas transmission industry in Europe;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	the existence of temporary industry surplus production capacity resulting from the integration and start-up of new world-scale plants;

•	increased price competition and the introduction of competing products by other companies;

•	the ability to develop, introduce and market innovative products, product grades and applications, particularly in the Ticona and Performance Products segments of our business;

•	changes in the degree of patent and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions under existing or future environmental regulations;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates;

•	changes in the composition or restructuring of us or our subsidiaries and the successful completion of acquisitions, divestitures and venture activities;

•	pending or future challenges to the Domination Agreement; and

•	various other factors, both referenced and not referenced in this prospectus.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Annual Report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of their dates.

RISK FACTORS

Many factors could have an effect on Celanese's financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The principal factors are described below.

Risks Related to the Acquisition of Celanese AG

If the Domination Agreement ceases to be operative, the Company's managerial control over Celanese AG is limited.

We own 100% of the outstanding shares of CAC and approximately 84% of the outstanding shares of CAG. Our access to cash flows of, and our control of, CAG is subject to the continuing effectiveness of the Domination Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Domination Agreement."

The Domination Agreement is subject to legal challenges instituted by dissenting shareholders. Minority shareholders have filed nine actions against CAG in the Frankfurt District Court (Landgericht), seeking, among other things, to set aside the shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based, among other things, on the alleged violation of procedural requirements and information rights of the shareholders, to declare the Domination Agreement and the change in the fiscal year void and to prohibit CAG from performing its obligations under the Domination Agreement. Pursuant to German law, the time period for the filing of such challenges has expired. Further, several additional minority shareholders have joined the proceedings via third party intervention in support of the plaintiffs. The Purchaser has joined the proceedings via third party intervention in support of CAG. In addition, a German court could revoke the registration of the Domination Agreement in the commercial register. On August 2, 2004, two minority shareholders instituted public register proceedings with the Königstein Local Court (Amtsgericht) and the Frankfurt District Court, both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). See "Legal Proceedings."

If the Domination Agreement ceases to be operative, the Purchaser's ability, and thus our ability to control the board of management decisions of CAG, will be significantly limited by German law. As a result, we may not be able to ensure that our strategy for the operation of our business can be fully implemented. In addition, our access to the operating cash flow of CAG in order to fund payment requirements on our indebtedness will be limited, which could have a material adverse effect on the value of our stock.

If the Domination Agreement ceases to be operative, certain actions taken under the Domination Agreement might have to be reversed.

If legal challenges of the Domination Agreement by dissenting shareholders of CAG are successful, some or all actions taken under the Domination Agreement, including the Restructuring, may be required to be reversed and the Purchaser may be required to compensate CAG for damages caused by such actions. Any such event could have a material adverse effect on our ability to make payments on our indebtedness and on the value of our stock.

Minority shareholders may interfere with CAG's future actions, which may prevent us from causing CAG to take actions which may have beneficial effects for our shareholders.

The Purchaser currently owns approximately 84% of the CAG Shares. Shareholders unrelated to us hold the remainder of the outstanding CAG Shares. German law provides certain rights to minority shareholders, which could have the effect of delaying, or interfering with, corporate actions (including those requiring shareholder approval), such as the potential application for revocation of admission of the CAG Shares to the Frankfurt Stock Exchange, the squeeze-out and the potential conversion of CAG from its current legal form of a stock corporation into a limited partnership (Kommanditgesellschaft, KG) or a limited liability company (Gesellschaft mit beschränkter Haftung, GmbH) in accordance with the provisions of the German Transformation Act (Umwandlungsgesetz, UmwG). Minority shareholders may be able to delay or prevent the implementation of CAG's corporate actions irrespective of the size of their shareholding. Any challenge by minority shareholders to the validity of a corporate action may be subject to judicial resolution that may substantially delay or hinder the implementation of such action. Such delays of, or interferences with, corporate actions as well as related litigation may limit our access to CAG's cash flows and make it difficult or impossible for us to take or implement corporate actions which may be desirable in view of our operating or financial requirements, including actions which may have beneficial effects for our shareholders.

CAG's board of management may refuse to comply with instructions given by the Purchaser pursuant to the Domination Agreement, which may prevent us from causing CAG to take actions which may have beneficial effects for our shareholders.

Under the Domination Agreement, the Purchaser is entitled to give instructions directly to the board of management of CAG, including, but not limited to, instructions that are disadvantageous to CAG, as long as such disadvantageous instructions benefit the Purchaser or the companies affiliated with either the Purchaser or CAG. CAG's board of management is required to comply with any such instruction, unless, at the time when such instruction is given, (i) it is, in the opinion of the board of management of CAG, obviously not in the interests of the Purchaser or the companies affiliated with either the Purchaser or CAG, (ii) in the event of a disadvantageous instruction, the negative consequences to CAG are disproportionate to the benefits to the Purchaser or the companies affiliated with either the Purchaser or CAG, (iii) compliance with the instruction would violate legal or statutory restrictions, (iv) compliance with the instruction would endanger the existence of CAG or (v) it is doubtful whether the Purchaser will be able to fully compensate CAG, as required by the Domination Agreement, for its annual loss (Jahresfehlbetrag) incurred during the fiscal year in which such instruction is given. The board of management of CAG remains ultimately responsible for making the executive decisions for CAG and the Purchaser, despite the Domination Agreement, is not entitled to act on behalf of, and has no power to legally bind, CAG. The CAG board of management may delay the implementation of, or refuse to implement, any of the Purchaser's instructions despite its general obligation to follow such instructions (with the exceptions mentioned above). Such delays of, or interferences with, compliance with the Purchaser's instructions by the board of management of CAG may make it difficult or impossible for the Purchaser to implement corporate actions which may be desirable in view of our operating or financial requirements, including actions which may have beneficial effects for our shareholders.

The Purchaser will be required to ensure that CAG pays a guaranteed fixed annual payment to the minority shareholders of CAG, which may reduce the funds the Purchaser can otherwise make available to us.

As long as the Purchaser does not own 100% of the outstanding CAG Shares, the Domination Agreement requires, among other things, the Purchaser to ensure that CAG makes a gross guaranteed fixed annual payment (Ausgleich) to minority shareholders of €3.27 per CAG share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of the entering into of the Domination Agreement, the net guaranteed fixed annual payment is €2.89 per share for a full fiscal year. As of December 31, 2004, there were approximately 8 million CAG Shares held by minority shareholders. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89. The amount of this guaranteed fixed annual payment was calculated in accordance with applicable German law. Such guaranteed fixed annual payments will be required regardless of whether the actual distributable profits per share of CAG are higher, equal to, or lower than the amount of the guaranteed fixed annual payment per share. The guaranteed fixed annual payment will be payable for so long as there are minority shareholders of CAG and the Domination Agreement remains in place. No dividends for the period after effectiveness of the Domination Agreement, other than the guaranteed fixed annual payment effectively paid by the Purchaser, are expected to be paid by CAG. These requirements may reduce the funds the Purchaser can make available to Celanese and its subsidiaries and, accordingly, diminish our ability to make payments, on our respective indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Domination Agreement."

The amounts of the fair cash compensation and of the guaranteed fixed annual payment offered under the Domination Agreement may be increased, which may further reduce the funds the Purchaser can otherwise make available to us.

Several minority shareholders of CAG have initiated special award proceedings (Spruchverfahren) seeking the court's review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) could be increased by the court, and the Purchaser would be required to make such payments within the two months after the publication of the court's ruling. Any such increase may be substantial. All minority shareholders including those who have already received the fair cash compensation would be entitled to claim the respective higher amounts. This may reduce the funds the Purchaser can make available to Celanese and its subsidiaries and, accordingly, diminish our ability to make payments on our indebtedness. See "Legal Proceedings."

The Purchaser may be required to compensate CAG for annual losses, which may reduce the funds the Purchaser can otherwise make available to Celanese.

Under the Domination Agreement, the Purchaser is required, among other things, to compensate CAG for any annual loss incurred, determined in accordance with German accounting requirements, by CAG at the end of the fiscal year in which the loss was incurred. This obligation to compensate CAG for annual losses will apply during the entire term of the Domination Agreement. If CAG incurs losses during any period of the operative term of the Domination Agreement and if such losses lead to an annual loss of CAG at the end of any given fiscal year during the term of the Domination Agreement, the Purchaser will be obligated to make a corresponding cash payment to CAG to the extent that the respective annual loss is not fully compensated for by the dissolution of profit reserves (Gewinnrücklagen) accrued at the level of CAG during the term of the Domination Agreement. The Purchaser may be able to reduce or avoid cash payments to CAG by off-setting against such loss compensation claims by CAG any valuable counterclaims against CAG that the Purchaser may have. If the Purchaser was obligated to make cash payments to CAG to cover an annual loss, we may not have sufficient funds to make payments on our indebtedness when due and, unless the Purchaser is able to obtain funds from a source other than annual profits of CAG, the Purchaser may not be able to satisfy its obligation to fund such shortfall. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Domination Agreement."

Two of our subsidiaries have agreed to guarantee the Purchaser's obligation under the Domination Agreement, which may diminish our ability to make payments on our indebtedness.

Our subsidiaries, BCP Caylux and BCP Crystal, have each agreed to provide the Purchaser with financing to strengthen the Purchaser's ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligations to make a guaranteed fixed annual payment to the outstanding minority shareholders, to offer to acquire all outstanding CAG Shares from the minority shareholders in return for payment of fair cash consideration and to compensate CAG for any annual loss incurred by CAG during the term of the Domination Agreement. If BCP Caylux and/or BCP Crystal are obligated to make payments under such guarantees or other security to the Purchaser and/or the minority shareholders, we may not have sufficient funds for payments on our indebtedness when due.

Even if the minority shareholders' challenges to the Domination Agreement are unsuccessful and the Domination Agreement continues to be operative, we may not be able to receive distributions from CAG sufficient to pay our obligations.

Even if the minority shareholders' challenges to the Domination Agreement are unsuccessful and the Domination Agreement continues to be operative, we are limited in the amount of distributions we may receive in any year from CAG. Under German law, the amount of distributions to the Purchaser will be determined based on the amount of unappropriated earnings generated during the term of the Domination Agreement as shown in the unconsolidated annual financial statements of CAG, prepared in accordance with German accounting principles and as adopted and approved by resolutions of the CAG board of management and supervisory board, which financial statements may be different from Celanese's consolidated financial statements under U.S. GAAP. Our share of these earnings, if any, may not be in amounts and at times sufficient to allow us to pay our indebtedness as it becomes due, which could have a material adverse effect on the value of the stock.

We must rely on payments from our subsidiaries to fund payments on our preferred stock and certain of our subsidiaries must rely on payments from their own subsidiaries to fund payments on their indebtedness. Such funds may not be available in certain circumstances.

We must rely on payments from our subsidiaries to fund dividend, redemption and other payments on our preferred stock. In addition, our subsidiaries, BCP Crystal and Crystal US Holdings 3 L.L.C. ("Crystal LLC"), are holding companies and all of their operations are conducted through their subsidiaries. Therefore, they depend on the cash flow of their subsidiaries, including CAG, to meet their obligations, including obligations of approximately $3.7 billion of our indebtedness (after giving effect to the Concurrent Financings and excluding $242 million to be drawn down from our amended and restated credit facilities to fund the Acetex acquisition). If the Domination Agreement ceases to be operative, such subsidiaries may be unable to meet their obligations under such indebtedness. Although the Domination Agreement became operative on October 1, 2004, it is subject to legal challenges instituted by dissenting shareholders. In August 2004, minority shareholders filed nine actions against CAG in the Frankfurt District Court (Landgericht) seeking, among other things, to set aside the shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based, among other things, on the alleged violation of procedural requirements and information rights of the shareholders, to declare the Domination Agreement and the change in the fiscal year void and to prohibit CAG from performing its obligations under the Domination Agreement. Pursuant to German law, the time period for the filing of such challenges has expired. Further, several additional minority shareholders have joined the proceedings via third party intervention in support of the plaintiffs. The Purchaser has joined the proceedings via third party intervention to support CAG. In addition, a German court could revoke the registration of the Domination Agreement in the commercial register. On August 2, 2004, two minority shareholders instituted public register proceedings with the Königstein Local Court (Amtsgericht) and the Frankfurt District Court, both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). See "Legal Proceedings." The ability of our subsidiaries to make distributions to us, BCP Crystal and Crystal LLC by way of dividends, interest, return on investments, or other payments (including loans) or distributions is subject to various restrictions, including restrictions imposed by the senior credit facilities and indentures governing their indebtedness, and the terms of future debt may also limit or prohibit such payments. In addition, the ability of the subsidiaries to make such payments may be limited by relevant provisions of German and other applicable laws.

Our internal controls over financial reporting may not be effective and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. The management certification and auditor attestation requirements of Section 404 will initially apply to Celanese as of December 31, 2006 and to CAG as of September 30, 2006. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. Currently, none of the identified areas that need improvement have been categorized as significant deficiencies or material weaknesses, individually or in the aggregate. However, as we are still in the evaluation process, we may identify conditions that may result in significant deficiencies or material weaknesses in the future. In 2004, certain members of our accounting staff identified two significant deficiencies and our auditors identified two material weaknesses, in addition to, and separate from, our Section 404 evaluation process. As a result of the material weaknesses that were identified, Celanese concluded that as of December 31, 2004, its "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were not effective for recording, processing, summarizing and reporting the material information Celanese is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the rules and forms of the Commission. These deficiencies and material weaknesses are discussed in detail in the immediately subsequent risk factor and Item 9A—"Controls and Procedures".

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results.

We expect to incur expenses of an aggregate of approximately $9 million to $14 million in 2005 in connection with our compliance with Section 404.

We have in the past identified significant deficiencies and material weaknesses in our internal controls, and the identification of any significant deficiencies or material weaknesses in the future could affect our ability to ensure timely and reliable financial reports.

In addition to, and separate from, our evaluation of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any areas requiring improvement that we identify as part of that process, we previously identified two significant deficiencies and two material weaknesses in our internal controls. The Public Company Accounting Oversight Board ("PCAOB") defines a significant deficiency as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The PCAOB defines a material weakness as a single deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We are in the process of implementing changes to strengthen our internal controls. In addition, while we have taken actions to address these deficiencies and weaknesses, additional measures may be necessary and these measures along with other measures we expect to take to improve our internal controls may not be sufficient to address the issues identified by us or ensure that our internal controls are effective. For a description of these deficiencies and weaknesses, see Item 9A — "Controls and Procedures." If we are unable to correct deficiencies or weaknesses in internal controls in a timely manner, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

Risks Related to Our Indebtedness

Our high level of indebtedness could diminish our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.

We are highly leveraged. Our total indebtedness totals approximately $3.7 billion (after giving effect to the Concurrent Financings and excluding $242 million to be drawn down from our credit facilities to fund the Acetex acquisition). Our substantial debt could have important consequences for you, including:

•	making it more difficult for us to make payments on our debt;

•	increasing vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use cash flow to fund operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including the floating rate term loan and borrowings under the senior credit facilities, are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

Despite our current high leverage, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks of our high leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of our existing debt do not fully prohibit us from doing so. The revolving credit facilities provide commitments of up to $2.8 billion. As of December 31, 2004, there were no outstanding borrowings under the revolving credit facilities and availability of $401 million (taking into account letters of credit issued under the revolving credit facilities). We also expect to incur an additional $242 million of indebtedness under our amended and restated senior credit facilities to finance the acquisition of Acetex. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy obligations under our indebtedness, which may not be successful.

Our ability to satisfy our cash needs depends on cash on hand, receipt of additional capital, including possible additional borrowings, and receipt of cash from our subsidiaries by way of distributions, advances or cash payments. Our total indebtedness totals approximately $3.7 billion (after giving effect to the Concurrent Financings and excluding $242 million to be drawn down from our credit facilities to fund the Acetex acquisition). Debt service requirements, excluding the $242 million to be drawn down from our credit facilities to fund the Acetex acquisition, consist of principal repayments aggregating $285 million in the next five years and $3,386 million thereafter (including $211 million of accreted value on the senior discount notes) and average annual cash interest payments of approximately $197 million in each of the next five years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Contractual Obligations."

Our ability to make scheduled payments on or to refinance our debt obligations depends on the financial condition and operating performance of our subsidiaries, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets (including the CAG Shares), seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior credit facilities and the indentures governing our indebtedness restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Restrictive covenants in our debt instruments may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

The senior credit facilities and the indentures governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of Crystal LLC, BCP Crystal and their restricted subsidiaries to, among other things, incur additional indebtedness or issue preferred stock, pay dividends on or make other distributions on or repurchase their capital stock or make other restricted payments, make investments, and sell certain assets.

In addition, the senior credit facilities contain covenants that require Celanese Holdings LLC ("Celanese Holdings") to maintain specified financial ratios and satisfy other financial condition tests. Celanese Holdings' ability to meet those financial ratios and tests can be affected by events beyond its control, and it may not be able to meet those tests at all. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If Celanese Holdings were unable to repay those amounts, the lenders under the senior credit facilities could proceed against the collateral granted to them to secure that indebtedness. Celanese Holdings has pledged a significant portion of its assets as collateral under the senior credit facilities. If the lenders under the senior credit facilities accelerate the repayment of borrowings, Celanese Holdings may not have sufficient assets to repay the senior credit facilities and its other indebtedness, which could have a material adverse effect on the value of our stock.

The terms of the senior credit facilities prohibit BCP Crystal and its subsidiaries from paying dividends or otherwise transferring their assets to us.

Our operations are conducted through our subsidiaries and our ability to pay dividends is dependent on the earnings and the distribution of funds from our subsidiaries. However, the terms of the senior credit facilities prohibit BCP Crystal and its subsidiaries from paying dividends or otherwise transferring their assets to us. Accordingly, under the terms of the senior credit facilities, BCP Crystal and its subsidiaries may not make dividends to us to enable us to pay dividends on our stock.

Risks Related to Our Business

We are an international company and are exposed to general economic, political and regulatory conditions and risks in the countries in which we have significant operations.

We operate in the global market and have customers in many countries. During the period covered by this Annual Report, we had major facilities located in North America, Europe and Asia, including facilities in Germany, China, Japan, Korea and Saudi Arabia operated through ventures. Our principal customers are similarly global in scope, and the prices of our most significant products are typically world market prices. Consequently, our business and financial results are affected directly and indirectly by world economic, political and regulatory conditions.

Conditions such as the uncertainties associated with war, terrorist activities, epidemics, pandemics or political instability in any of the countries in which we operate could affect us by causing delays or losses in the supply or delivery of raw materials and products as well as increased security costs, insurance premiums and other expenses. These conditions could also result in or lengthen economic recession in the United States, Europe, Asia or elsewhere. Moreover, changes in laws or regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in the reporting requirements of United States, German or European Union governmental agencies, could increase the cost of doing business in these regions. Any of these conditions may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our securities, including the stock.

Cyclicality in the industrial chemicals industry has in the past and may in the future result in reduced operating margins or in operating losses.

Consumption of the basic chemicals that we manufacture, in particular those in acetyl products, such as methanol, formaldehyde, acetic acid and vinyl acetate monomer, has increased significantly over the past 30 years. Despite this growth in consumption, producers have experienced alternating periods of inadequate capacity and excess capacity for these products. Periods of inadequate capacity, including some due to raw material shortages, have usually resulted in increased selling prices and operating margins. This has often been followed by periods of capacity additions, which have resulted in declining capacity utilization rates, selling prices and operating margins. We expect that these cyclical trends in selling prices and operating margins relating to capacity shortfalls and additions will likely persist in the future, principally due to the continuing combined impact of five factors:

•	Significant capacity additions, whether through plant expansion or construction, can take two to three years to come on stream and are therefore necessarily based upon estimates of future demand.

•	When demand is rising, competition to build new capacity may be heightened because new capacity tends to be more profitable, with a lower marginal cost of production. This tends to amplify upswings in capacity.

•	When demand is falling, the high fixed cost structure of the capital-intensive chemicals industry leads producers to compete aggressively on price in order to maximize capacity utilization.

•	As competition in these products is focused on price, being a low-cost producer is critical to profitability. This favors the construction of larger plants, which maximize economies of scale, but which also lead to major increases in capacity that can outstrip current growth in demand.

•	Cyclical trends in general business and economic activity produce swings in demand for chemicals.

We believe that the basic chemicals industry, particularly in the commodity chemicals manufactured by our Chemical Products segment, is currently characterized by overcapacity, and that there may be further capacity additions in the next few years.

The length and depth of product and industry business cycles of our markets, particularly in the automotive, electrical, construction and textile industries, may result in reduced operating margins or in operating losses.

Some of the markets in which our customers participate, such as the automotive, electrical, construction and textile industries, are cyclical in nature, thus posing a risk to us which is beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

We are subject to risks associated with the increased volatility in raw materials prices and the availability of key raw materials.

We purchase significant amounts of natural gas, ethylene, butane, and propylene from third parties for use in our production of basic chemicals in the Chemical Products segment, principally methanol, formaldehyde, acetic acid, vinyl acetate monomer, as well as oxo products. We use a portion of our output of these chemicals, in turn, as inputs in the production of further products in all our segments. We also purchase significant amounts of cellulose or wood pulp for use in our production of cellulose acetate in the Acetate Products segment. We purchase significant amounts of natural gas, electricity, coal and fuel oil to supply the energy required in our production processes.

Prices of natural gas, oil and other hydrocarbons have increased dramatically in 2004. To the extent this trend continues and we are unable to pass through these price increases to our customers, our operating profit and results of operations may be less favorable than expected.

We are exposed to any volatility in the prices of our raw materials and energy. Although we have agreements providing for the supply of natural gas, ethylene, propylene, wood pulp, electricity, coal and fuel oil, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors which have caused volatility in our raw material prices in the past and which may do so in the future include:

•	Shortages of raw materials due to increasing demand, e.g., from growing uses or new uses;

•	Capacity constraints, e.g., due to construction delays, strike action or involuntary shutdowns;

•	The general level of business and economic activity; and

•	The direct or indirect effect of governmental regulation.

We strive to improve profit margins of many of our products through price increases when warranted and accepted by the market; however, our operating margins may decrease if we cannot pass on increased raw material prices to customers. Even in periods during which raw material prices decline, we may suffer decreasing operating profit margins if raw material price reductions occur at a slower rate than decreases in the selling prices of our products.

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply/demand fundamentals change. We manage our exposure through the use of derivative instruments and forward purchase contracts for commodity price hedging, entering into long-term supply agreements, and multi-year purchasing and sales agreements. Management's policy for the majority of its natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. As of December 31, 2004, there were no derivative contracts outstanding. In 2003, there were forward contracts covering approximately 35% of the Company's Chemical Products segment North American requirements. Management regularly assesses its practice of purchasing a portion of its commodity requirements forward and the utilization of a variety of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions. Management capped its exposure on approximately 20% of its U.S. natural gas requirements during the months of August and September of 2004. The fixed price natural gas forward contracts and any premium associated with the purchase of a price cap are principally settled through actual delivery of the physical commodity. The maturities of the cash-settled swap or cap contracts correlate to the actual purchases of the commodity and have the effect of securing or limiting predetermined prices for the underlying commodity. Although these contracts were structured to limit exposure to increases in commodity prices, certain swaps may also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. These cash-settled swap or cap contracts were accounted for as cash flow hedges.

We have a policy of maintaining, when available, multiple sources of supply for raw materials. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide and acetaldehyde. We may not be able to obtain sufficient raw materials due to unforeseen developments that would cause an interruption in supply. Even if we have multiple sources of supply for a raw material, these sources may not make up for the loss of a major supplier. Nor can there be any guarantee that profitability will not be affected should we be required to qualify additional sources of supply in the event of the loss of a sole or a major supplier.

Failure to develop new products and production technologies or to implement productivity and cost reduction initiatives successfully may harm our competitive position.

Our operating results, especially in our Performance Products and Technical Polymers Ticona segments, depend significantly on the development of commercially viable new products, product grades and applications, as well as production technologies. If we are unsuccessful in developing new products, applications and production processes in the future, our competitive position and operating results will be negatively affected. Likewise, we have undertaken and are continuing to undertake initiatives in all segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.

Frankfurt airport expansion could require us to reduce production capacity of, limit expansion potential of, or incur relocation costs for our Kelsterbach plant which would lead to significant additional costs.

The Frankfurt airport's expansion plans include the construction of an additional runway. One of the three sites under consideration, the northwest option, would be located in close proximity to our Kelsterbach production plant. The construction of this particular runway could have a negative effect on the plant's current production capacity and future development. While the government of the state of Hesse and the owner of the Frankfurt airport promote the expansion of the northwest option, it is uncertain whether this option is in accordance with applicable laws. Although the government of the state of Hesse expects the plan approval for the airport expansion in 2007 and the start of operations in 2009-2010, neither the final outcome of this matter nor its timing can be predicted at this time.

Environmental regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.

Costs related to our compliance with environmental laws concerning, and potential obligations with respect to, contaminated sites may have a significant negative impact on our operating results. These include obligations related to sites currently or formerly owned or operated by us, or where waste from our operations was disposed. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between CAG and Hoechst, also referred to as the demerger agreement, for environmental matters arising out of certain divestitures that took place prior to the demerger. Our accruals for environmental remediation obligations, $143 million as of December 31, 2004, may be insufficient if the assumptions underlying those accruals prove incorrect or if we are held responsible for currently undiscovered contamination. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Environmental Liabilities," and Notes 19 and 27 to the Consolidated Financial Statements.

Our operations are subject to extensive international, national, state, local, and other supranational laws and regulations that govern environmental and health and safety matters. We incur substantial capital and other costs to comply with these requirements. If we violate them, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws, regulations and enforcement policies could result in substantial costs and liabilities to us or limitations on our operations and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present. Consequently, compliance with these laws could result in significant capital expenditures as well as other costs and liabilities and our business and operating results may be less favorable than expected. Due to new air regulations in the United States, management expects that there will be a temporary increase in compliance costs that will total approximately $30 million to $45 million through 2007. For example, the Miscellaneous Organic National Emissions Standards for Hazardous Air Pollutants (NESHAP) regulations, and various approaches to regulating boilers and incinerators, including the NESHAPs for Industrial/Commercial/Institutional Boilers and Process Heaters, will impose additional requirements on our operations. Although some of these rules have been finalized, a significant portion of the NESHAPs for Industrial/Commercial/Institutional Boilers and Process Heaters regulation that provides for a low risk alternative method of compliance for hydrogen chloride emissions has been challenged in federal court. We cannot predict the outcome of this challenge, which could, if successful, increase our costs by, according to our estimates, approximately $50 million above the $30 million to $45 million noted above through 2007 to comply with this regulation. As another example, recent European Union regulations require a trading system for carbon dioxide emissions to have been in place by January 1, 2005. Accordingly, an emission trading system came into effect at the start of 2005. This regulation will affect our power plants at the Kelsterbach and Oberhausen sites, as well as power plants operated by other InfraServ entities. We and the InfraServ entities may be required to develop additional cost-effective methods to reduce carbon dioxide emissions further, which could result in increased capital expenditures.

We are also involved in several claims, lawsuits and administrative proceedings relating to environmental matters. An adverse outcome in any of them may negatively affect our earnings and cash flows in a particular reporting period.

Changes in environmental, health and safety regulatory requirements could lead to a decrease in demand for our products.

New or revised governmental regulations relating to health, safety and the environment may also affect demand for our products. Pursuant to the European Union regulation on Risk Assessment of Existing Chemicals, the European Chemicals Bureau of the European Commission has been conducting risk assessments on approximately 140 major chemicals. Some of the chemicals initially being evaluated include vinyl acetate monomer or VAM, which we produce. These risk assessments entail a multi-stage process to determine to what extent the European Commission should classify the chemical as a carcinogen and, if so, whether this classification and related labeling requirements should apply only to finished products that contain specified threshold concentrations of a particular chemical. In the case of VAM, we currently do not expect a final ruling until mid-2005. We and other VAM producers are participating in this process with detailed scientific analyses supporting the industry's position that VAM is not a probable human carcinogen and that labeling of final products should not be required. If labeling is required, then it should depend on relatively high parts per million of residual VAM in these end products. We cannot predict the outcome or effect of any final ruling.

Several recent studies have investigated possible links between formaldehyde exposure and various end points including leukemia. The International Agency for Research on Cancer or IARC recently reclassified formaldehyde from Group 2A (probable human carcinogen) to Group 1 (known human carcinogen) based on studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans. IARC also concluded that there is insufficient evidence for a causal association between leukemia and occupational exposure to formaldehyde, although it also characterized evidence for such an association as strong. The results of IARC's review will be examined by government agencies with responsibility for setting worker and environmental exposure standards and labeling requirements. We are a producer of formaldehyde and plastics derived from formaldehyde. We are participating together with other producers and users in the evaluations of these findings. We cannot predict the final effect of IARC's reclassification.

Other recent initiatives will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children's Chemical Evaluation Program and High Production Volume Chemical Initiative in the United States, as well as various European Commission programs, such as the new European Environment and Health Strategy, commonly known as SCALE, as well as the Proposal for the Registration, Evaluation, Authorization and Restriction of Chemicals or REACH. REACH, which the European Commission proposed in October 2003, will establish a system to register and evaluate chemicals manufactured in, or imported to, the European Union. Depending on the final ruling, additional testing, documentation and risk assessments will occur for the chemical industry. This will affect European producers of chemicals as well as all chemical companies worldwide that export to member states of the European Union. The final ruling has not yet been decided.

The above-mentioned assessments in the United States and Europe may result in heightened concerns about the chemicals involved and in additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products.

Our production facilities handle the processing of some volatile and hazardous materials that subject us to operating risks that could have a negative effect on our operating results.

Our operations are subject to operating risks associated with chemical manufacturing, including the related storage and transportation of raw materials, products and wastes. These hazards include, among other things:

•	pipeline and storage tank leaks and ruptures;

•	explosions and fires; and

•	discharges or releases of toxic or hazardous substances.

These operating risks can cause personal injury, property damage and environmental contamination, and may result in the shutdown of affected facilities and the imposition of civil or criminal penalties. The occurrence of any of these events may disrupt production and have a negative effect on the productivity and profitability of a particular manufacturing facility and our operating results and cash flows.

We maintain property, business interruption and casualty insurance which we believe is in accordance with customary industry practices, but we cannot predict whether this insurance will be adequate to fully cover all potential hazards incidental to our business.

Our significant non-U.S. operations expose us to global exchange rate fluctuations that could impact our profitability.

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to fluctuations in currency exchange and interest rates.

As we conduct a significant portion of our operations outside the United States, fluctuations in currencies of other countries, especially the euro, may materially affect our operating results. For example, changes in currency exchange rates may affect:

•	The relative prices at which we and our competitors sell products in the same market; and

•	The cost of items required in our operations.

We use financial instruments to hedge our exposure to foreign currency fluctuations. The net notional amounts under such foreign currency contracts outstanding at December 31, 2004 were $288 million. The hedging activity of foreign currency denominated intercompany net receivables resulted in a cash inflow of approximately $24 million and less than $1 million for the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. These positive effects may not be indicative of future effects.

A substantial portion of our net sales is denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer U.S. dollars. We estimate that the translation effects of changes in the value of other currencies against the U.S. dollar increased net sales by approximately 3% for the nine months ended December 31, 2004, 6% for the three months ended March 31, 2004, 7% for the year ended December 31, 2003 and increased net sales by approximately 2% in 2002. We estimate that the translation effects of changes in the value of other currencies against the U.S. dollar increased total assets by approximately 3% for the nine months ended December 31, 2004, decreased total assets by approximately 1% for the three months ended March 31, 2004 and increased total assets by approximately 5% in 2003.

In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, or volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk. Since a portion of our indebtedness is and will be denominated in currencies other than U.S. dollars, a weakening of the U.S. dollar could make it more difficult for us to repay our indebtedness.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans, and our pension cost.

Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost of the following fiscal years. As of December 31, 2004, our underfunded position related to our defined benefit pension plans was $636 million. During the nine months ended December 31, 2004, we contributed approximately $434 million to the plans. During the three months ended March 31, 2004, we contributed approximately $39 million to the plans.

We have preliminarily recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

In connection with the Transactions, we have recorded a significant amount of goodwill and other identifiable intangible assets. Goodwill and other net identifiable intangible assets were approximately $1,147 million as of December 31, 2004, or 15% of our total assets based on preliminary purchase accounting. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

CAG may be required to make payments to Hoechst.

Under its 1999 demerger agreement with Hoechst, CAG agreed to indemnify Hoechst for environmental liabilities that Hoechst may incur with respect to CAG's German production sites, which were transferred from Hoechst to CAG in connection with the demerger. CAG also has an obligation to indemnify Hoechst against liabilities for environmental damages or contamination arising under certain divestiture agreements entered into by Hoechst prior to the demerger. As the indemnification obligations depend on the occurrence of unpredictable future events, the costs associated with them are not yet determinable and may materially affect operating results. CAG's obligation to indemnify Hoechst against liabilities for environmental contamination in connection with the divestiture agreements is subject to the following thresholds (translated into U.S. dollars using the December 31, 2004 exchange rate):

•	CAG will indemnify Hoechst for the total amount of these liabilities up to €250 million (approximately $340 million);

•	Hoechst will bear the full amount of those liabilities between €250 million (approximately $340 million) and €750 million (approximately $1,020 million); and

•	CAG will indemnify Hoechst for one third of those liabilities for amounts exceeding €750 million (approximately $1,020 million).

CAG has made payments through December 31, 2004 of $38 million for environmental contamination liabilities in connection with the divestiture agreements, and may be required to make additional payments in the future. As of December 31, 2004, we have reserves of approximately $46 million for this contingency, and may be required to record additional reserves in the future.

Also, CAG has undertaken in the demerger agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, in relation to assets included in the demerger, where such liabilities have not been demerged due to transfer or other restrictions. CAG did not make any payments to Hoechst in 2004 and did not make any payments in either 2003 or 2002 in connection with this indemnity.

Under the demerger agreement, CAG will also be responsible, directly or indirectly, for all of Hoechst's obligations to past employees of businesses that were demerged to CAG. Under the demerger agreement, Hoechst agreed to indemnify CAG from liabilities (other than liabilities for environmental contamination) stemming from the agreements governing the divestiture of Hoechst's polyester businesses, which were demerged to CAG, insofar as such liabilities relate to the European part of that business. Hoechst has also agreed to bear 80 percent of the financial obligations arising in connection with the government investigation and litigation associated with the sorbates industry for price fixing described in "Legal Proceedings—Sorbates Antitrust Actions" and Note 27 to the Consolidated Financial Statements and CAG has agreed to bear the remaining 20 percent.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.

Certain of our borrowings, primarily borrowings under the senior credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, which we expect to occur, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. As of December 31, 2004, we had approximately $1.1 billion of variable rate debt. A 1% increase in interest rates would increase annual interest expense by approximately $11 million.

We may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in our debt portfolio. We have, in the past, used swaps for hedging purposes only.

Because our Sponsor controls us, the influence of our public shareholders over significant corporate actions will be limited, and conflicts of interest between our Sponsor and us or you could arise in the future.

Our Sponsor (as defined in this document) beneficially owns approximately 63% of our outstanding common stock. As a result, our Sponsor, through its control over the composition of our board of directors and its control of the majority of the voting power of our common stock, has effective control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of equityholders regardless of whether or not other equityholders or noteholders believe that any such transactions are in their own best interests. For example, our Sponsor effectively could cause us to make acquisitions that increase our indebtedness or sell revenue-generating assets. Additionally, our Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsor may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsor continues to own a significant amount of our equity, even if such amount is less than 50%, it will continue to be able to significantly influence or effectively control our decisions. Under the amended and restated shareholders' agreement between us and the Original Shareholders which are affiliates of the Sponsor, such Original Shareholders will be entitled to designate all nominees for election to our board of directors for so long as they hold at least 25% of the total voting power of our common stock. Thereafter, although our Sponsor will not have an explicit contractual right to do so, it may still nominate directors in its capacity as a stockholder.

Our amended and restated certificate of incorporation renounces any interest or expectancy that we have in, or right to be offered an opportunity to participate in, specified business opportunities.

Our amended and restated certificate of incorporation provides that none of the Original Shareholders (including the Sponsor) or their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us. In addition, in the event that any of the Original Shareholders (including the Sponsor) or any non-employee director acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or himself or its or his affiliates and for us or our affiliates, such Original Shareholder or non-employee director has no duty to communicate or offer such transaction or business opportunity to us and may take any such opportunity for themselves or offer it to another person or entity.

We are a "controlled company" within the meaning of The New York Stock Exchange rules and, as a result, are exempt from certain corporate governance requirements.

Our Sponsor controls a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by another company is a "controlled company" and need not comply with certain requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the nominating committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities, (3) the requirement that the compensation committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (4) the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees. We utilize these exemptions. As a result, we do not have a majority of independent directors nor do our nominating and compensation committees consist entirely of independent directors. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could reduce our ability to maintain our market position and our margins.

We attach great importance to patents, trademarks, copyrights and product designs in order to protect our investment in research and development, manufacturing and marketing. Our policy is to seek the widest possible protection for significant product and process developments in its major markets. Patents may cover products, processes, intermediate products and product uses. Protection for individual products extends for varying periods in accordance with the date of patent application filing and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. Our continued growth strategy may bring us to regions of the world where intellectual property protection may be limited and difficult to enforce.

As patents expire, the products and processes described and claimed in those patents become generally available for use by the public. Our European and U.S. patents for making Sunett, an important product in our Performance Products segment, expired at the end of the first quarter of 2005, which will reduce our ability to realize revenues from making Sunett due to increased competition and potential limitations and will result in our results of operations and cash flows relating to the product being less favorable than today.

We also seek to register trademarks extensively as a means of protecting the brand names of our products, which brand names become more important once the corresponding patents have expired. If we are not successful in protecting our trademark rights, our revenues, results of operations and cash flows may be adversely affected.

The market price of our common stock and BCP Crystal's public debt may be volatile, which could cause the value of our shareholders' investment and the debt holders' investment, respectively, to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock and BCP Crystal's public debt in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock and BCP Crystal's public debt could decrease significantly.

Provisions in our amended and restated certificate of incorporation and bylaws, as well as any shareholders' rights plan, may discourage a takeover attempt.

Provisions contained in our amended and restated certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our amended and restated certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our Series A common stock. These rights may have the effect of delaying or deterring a change of control of our company. In addition, a change of control of our company may be delayed or deterred as a result of our having three classes of directors (each class elected for a three year term). In addition, we would be required to issue additional shares of our Series A common stock to holders of the preferred stock who convert following a fundamental change. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risks

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to currency exchange rates, interest rates and commodity prices. The Predecessor had in place policies of hedging against changes in currency exchange rates, interest rates and commodity prices as described below. Contracts to hedge exposures are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 148, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. See Note 26 to the Consolidated Financial Statements.

Foreign Exchange Risk Management

We and the Predecessor have receivables and payables denominated in currencies other than the functional currencies of the various subsidiaries, which create foreign exchange risk. For the purposes of this document, the Predecessor's reporting currency is the U.S. dollar, the functional reporting currency of Celanese AG continues to be the euro. The U.S. dollar, the euro, Mexican peso, Japanese yen, British pound sterling, and Canadian dollar are the most significant sources of currency risk. Accordingly, we enter into foreign currency forwards and swaps to minimize our exposure to foreign currency fluctuations. The foreign currency contracts are designated for recognized assets and liabilities and forecasted transactions. The terms of these contracts are generally under one year. Our centralized hedging strategy states that foreign currency denominated receivables or liabilities recorded by the operating entities will be internally hedged, only the remaining net foreign exchange position will then be hedged externally with banks. As a result, foreign currency forward contracts relating to this centralized strategy did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. Net foreign currency transaction gains or losses are recognized on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts.

On June 16, 2004, as part of its currency risk management, the Company entered into a currency swap with certain financial institutions. Under the terms of the swap arrangement, the Company will pay approximately €13 million in interest and receive approximately $16 million in interest on each June 15 and December 15 (with interest for the first period prorated). Upon maturity of the swap agreement on June 16, 2008, the Company will pay approximately €276 million and receive approximately $333 million. The Company designated the swap, the euro term loan and a euro note as a net investment hedge (for accounting purposes) in the fourth quarter of 2004. The loss related to the swap was $21 million for the nine months ended December 31, 2004, of which $14 million is related to the ineffectiveness, of the net investment hedge. During the nine months ended December 31, 2004, the effects of the swap resulted in an increase in total liabilities and a decrease in shareholder's equity of $57 million and $36 million, respectively.

Contracts with notional amounts totaling approximately $288 million and $765 million at December 31, 2004 and 2003, respectively, are predominantly in U.S. dollars, British pound sterling, Japanese yen, and Canadian dollars. The Company recognizes net foreign currency transaction gains or losses on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts. For the year ended December 31, 2004, the Company's foreign currency forward contracts resulted in a decrease in total assets and an increase in total liabilities of $42 million and $2 million, respectively. As of December 31, 2004, these contracts, in addition to natural hedges, hedged approximately 100% of the Company's net receivables held in currencies other than the entities' functional currency for the Company's European operations. Related to the unhedged portion during the year, a net gain (loss) of approximately ($2) million and $4 million from foreign exchange gains or losses was recorded to other income (expense), net for the nine months ended December 31, 2004 and the three months ended March 31, 2004. During 2003, the Predecessor's foreign currency forward contracts resulted in a decrease in total assets of $8 million and an increase in total liabilities of $1 million. As of December 31, 2003, these contracts hedged a portion (approximately 85%) of the Predecessor's U.S. dollar denominated intercompany net receivables held by euro denominated entities. Related to the unhedged portion, a net loss of approximately $14 million from foreign exchange gains or losses was recorded to other income (expense), net in 2003. During the year ended December 31, 2002, the Predecessor hedged all of its U.S. dollar denominated intercompany net receivables held by euro denominated entities. Therefore, there was no material net effect from foreign exchange gains or losses. Receivables yielded cash flows from operating activities of approximately $24 million, less than $1 million. Hedging activities primarily related to intercompany net receivables yielded cash flows from operating activities of approximately $17 million, $180 million and $95 million for the nine months ended December 31, 2004, year ended December 31, 2003 and 2002, respectively.

A substantial portion of our assets, liabilities, revenues and expenses is denominated in currencies other than U.S. dollar, principally the euro. Fluctuations in the value of these currencies against the U.S. dollar, particularly the value of the euro, can have, and in the past have had, a direct and material impact on the business and financial results. For example, a decline in the value of the euro versus the U.S. dollar, results in a decline in the U.S. dollar value of our sales denominated in euros and earnings due to translation effects. Likewise, an increase in the value of the euro versus the U.S. dollar would result in an opposite effect. The Company estimates that the translation effects of changes in the value of other currencies against the U.S. dollar increased net sales by approximately 3% and increased total assets by approximately 3% for the nine months ended December 31, 2004. The Predecessor estimated that the translation effects of changes in the value of other currencies against the U.S. dollar increased net sales by approximately 6% for the three months ended March 31, 2004 and by approximately 7% for the year ended December 31, 2003 and by approximately 2% in 2002. The Predecessor also estimated that the translation effects of changes in the value of other currencies against the U.S. dollar decreased total assets by approximately 1% for the three months ended March 31, 2004 and increased total assets by approximately 5% in 2003. Exposure to transactional effects is further reduced by a high degree of overlap between the currencies in which sales are denominated and the currencies in which the raw material and other costs of goods sold are denominated.

As of December 31, 2004, we had total debt of $3,387 million, of which approximately $610 million (€447 million) is euro denominated debt. A 1% increase in foreign exchange rates would increase the euro denominated debt by $6 million.

Interest Rate Risk Management

The Company may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in the Company's outstanding debt by locking in borrowing rates to achieve a desired level of fixed/floating rate debt depending on market conditions. At December 31, 2004, the Successor had no interest rate swap agreements in place. The Predecessor had open interest rate swaps with a notional amount of $200 million at December 31, 2003. In the second quarter of 2004, the Successor recorded a loss of less than $1 million in other income (expense), net associated with the early termination of its $200 million interest rate swap. During 2003, the Predecessor recorded a loss of $7 million in other income (expense), net, associated with the early termination of one of its interest rate swaps. The Successor recognized net interest expense from hedging activities relating to interest rate swaps of $1 million for the nine months ended December 31, 2004. The Predecessor recognized net interest expense from hedging activities relating to interest rate swaps of $2 million, $11 million and $12 million for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002. During 2003, the Predecessor's interest rate swaps, designated as cash flow hedges, resulted in a decrease in total assets and total liabilities and an increase in shareholders' equity of $4 million, $14 million and $7 million, net of related income tax of $4 million, respectively. The Predecessor recorded a net gain (loss) of less than ($1) million, $2 million and ($3) million in other income (expense), net of the ineffective portion of the interest rate swaps, during the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

On a pro forma basis, after giving effect to the Concurrent Financings, as of December 31, 2004, we had approximately $1,900 million of variable rate debt. A 1% increase in interest rates would increase annual interest expense by approximately $19 million.

Commodity Risk Management

The Company's policy for the majority of our natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. Fixed price natural gas forward contracts are principally settled through actual delivery of the physical commodity. The maturities of the cash-settled swap contracts correlate to the actual purchases of the commodity and have the effect of securing predetermined prices for the underlying commodity. Although these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. These cash-settled swap contracts are accounted for as cash flow hedges. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract. The Successor recognized losses of less than $1 million from natural gas swaps and butane contracts for the nine months ended December 31, 2004. The Predecessor recognized losses of $1 million, $3 million and less than $1 million from natural gas swaps and butane contracts for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. There was no material impact on the balance sheet at December 31, 2004 and December 31, 2003. There were no unrealized gains and losses associated with the cash-settled swap contracts as of December 31, 2004 and December 31, 2003. The Company did not have any open commodity swaps as of December 31, 2004. The Company had open swaps with a notional amount of $5 million as of December 31, 2003.

Item 8.    Financial Statements and Supplementary Data

The Company's consolidated financial statements and supplementary data are included in pages F-2 through F-94 of this Annual Report on Form 10-K. See accompanying "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K" and Index to the Consolidated Financial Statements on page F-1.

Quarterly Financial Information

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Successor
	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004	Three Months Ended December 31, 2004
	(in $ millions except for share and per share data)
		(unaudited)
Net sales	1,243	1,229	1,265	1,332
Cost of sales	(1,002)	(1,058)	(1,005)	(1,029)
Selling, general and administrative expenses	(137)	(125)	(153)	(220)
Research and development expenses	(23)	(22)	(23)	(22)
Special charges:
Insurance recoveries associated with plumbing cases	—	2	(1)	—
Restructuring, impairment and other special charges, net	(28)	(1)	(58)	(33)
Foreign exchange loss	—	—	(2)	(1)
Gain (loss) on disposition of assets	(1)	—	2	1
Operating profit	52	25	25	28
Equity in net earnings of affiliates	12	18	17	1
Interest expense	(6)	(130)	(98)	(72)
Interest income	5	7	8	9
Other income (expense), net	9	(24)	17	(5)
Earnings from continuing operations before tax and minority interests	72	(104)	(31)	(39)
Income tax provision	(17)	(10)	(48)	(12)
Earnings (loss) from continuing operations before minority interests	55	(114)	(79)	(51)
Minority interests	—	(10)	8	(6)
Earnings (loss) from continuing operations	55	(124)	(71)	(57)

Earnings (loss) from discontinued operations:
Loss from operation of discontinued operations	(5)	—	—	—
Gain (loss) on disposal of discontinued operations	14	(1)	—	(1)
Income tax benefit	14	—	—	1
Earnings (loss) from discontinued operations	23	(1)	—	—
Net earnings (loss)	78	(125)	(71)	(57)
Net earnings (loss) per common share – basic	1.58	(1.26)	(0.71)	0.57
Net earnings (loss) per common share – diluted	1.57	(1.26)	(0.71)	0.57
Weighted average shares – basic:	49,321,468	99,377,884	99,377,884	99,377,884
Weighted average shares – diluted:	49,712,421	99,377,884	99,377,884	99,377,884

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor
	Three Months Ended March 31, 2003	Three Months Ended June 30, 2003	Three Months Ended September 30, 2003	Three Months Ended December 31, 2003
	(in $ millions except for share and per share data)
	(unaudited)
Net sales	1,137	1,168	1,143	1,155
Cost of sales	(935)	(980)	(966)	(1,002)
Selling, general and administrative expenses	(108)	(130)	(146)	(126)
Research and development expenses	(20)	(23)	(23)	(23)
Special charges:
Insurance recoveries associated with plumbing cases	—	102	4	1
Sorbates antitrust matters	—	(11)	(84)	—
Restructuring, impairment and other special charges, net	(1)	—	(1)	(15)
Foreign exchange loss	(1)	(1)	(1)	(1)
Gain on disposition of assets	—	—	5	1
Operating profit (loss)	72	125	(69)	(10)
Equity in net earnings of affiliates	10	9	10	6
Interest expense	(12)	(12)	(12)	(13)
Interest income	6	23	6	9
Other income (expense), net	12	20	11	5
Earnings from continuing operations before tax	88	165	(54)	(3)
Income tax benefit (provision)	(24)	(55)	18	8
Earnings (loss) from continuing operations	64	110	(36)	5

Earnings (loss) from discontinued operations:
Loss from operation of discontinued operations	(8)	—	1	6
Gain (loss) on disposal of discontinued operations	(2)	(1)	—	10
Income tax (provision) benefit	3	—	—	(3)
Earnings (loss) from discontinued operations	(7)	(1)	1	13
Cumulative effect of changes in accounting principles in 2003 and 2002, respectively	(1)	—	—	—
Net earnings (loss)	56	109	(35)	18
Net earnings (loss) per common share – basic(1)	1.12	2.21	(0.71)	0.36
Net earnings (loss) per common share – diluted(1)	1.12	2.21	(0.71)	0.36
Weighted average shares – basic	49,817,234	49,330,478	49,321,468	49,321,468
Weighted average shares – diluted:	49,817,234	49,330,478	49,321,468	49,321,468

(1)	The net earnings (loss) per common share information for the three months ended March 31, 2003 includes ($0.02) per share for the cumulative effect of a change in accounting principle.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

In 2004, certain members of our accounting staff identified two significant deficiencies in internal controls in the computation of certain accounting adjustments. These deficiencies were discovered in addition to, and separate from, the evaluation process we are conducting in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which is further described below. The first deficiency was identified during the quarter ended June 30, 2004 by members of our corporate financial reporting group and related to the qualifications and ability of certain accounting managers to initially calculate the change from the LIFO (last-in, first-out) method of accounting for inventories to FIFO (first-in, first-out) and the resulting failure of such employees to correctly make such calculations. The second was identified during the quarter ended June 30, 2004 by one of our financial accounting managers and related to an omitted employee benefit accrual due to the failure to provide the applicable employment contracts to the actuary prior to the cut-off date for the December 31, 2003 pension valuation. Corrective actions taken by us included an internal audit review, the development of enhanced guidelines, the termination and reassignment of responsible persons and an elevation of the issues to the Supervisory Board of Celanese AG. The significant deficiencies noted were identified and corrected in the quarter ended September 30, 2004 and thus did not exist as of December 31, 2004.

On March 30, 2005, we received a letter from KPMG LLP ("KPMG"), our independent auditors, identifying two material weaknesses. These material weaknesses were determined in the course of the audit of our financial statements as of and for the nine months ended December 31, 2004. The first material weakness related to several deficiencies in the assessment of effectiveness and documentation of derivative financial instruments. The required adjustments were made in the proper accounting period, and we do not believe they had any material impact on previously reported financial information. The second material weakness was for the same period and related to conditions preventing our ability to adequately research, document, review and draw conclusions on accounting and reporting matters, which resulted in adjustments that had to be recorded to prevent our financial statements from being materially misleading. The conditions largely related to significant increases in the frequency of, and the limited amount of time and technical accounting resources available to address, complex accounting matters and transactions and as a result of the consummation of simultaneous debt and equity offerings during the year-end closing process. In response to the letter from KPMG, we are increasing the resources within our finance organization to include experts in the accounting for derivative financial instruments and in financial reporting, including tax accounting issues. We are also taking steps to ensure that adequate time is made available for company personnel to adequately research, document, review and conclude on accounting and reporting matters. These initiatives have materially affected or are reasonably likely to affect materially our internal controls over financial reporting.

Celanese, under the supervision and with the participation of Celanese's management, including the chief executive officer (CEO) and chief financial officer (CFO), performed an evaluation of the effectiveness of Celanese's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are defined as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based on this evaluation, and as a result of the foregoing material weaknesses that were identified, Celanese's CEO and CFO concluded that, as of December 31, 2004, the end of the period covered by this Annual Report, Celanese's disclosure controls and procedures were not effective for gathering, analyzing and disclosing the material information Celanese is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the rules and forms of the Commssion. Except as discussed above, there have been no significant changes in Celanese's "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this Annual Report that has materially affected or is reasonably likely to materially affect, internal controls over financial reporting.

Beginning with the fiscal year ending December 31, 2006, Section 404 will require us to include an internal control report of management with our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for us, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of our internal control over financial reporting.

In connection therewith, we are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with the management certification and auditor attestation requirements of Section 404. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As we are still in the evaluation process, we may identify other conditions that may result in significant deficiencies or material weaknesses in the future.

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance or our independent auditors are not able to certify as to the effectiveness of our internal control over financial reporting, we may be subject to sanctions or investigation by regulatory authorities, such as the Commission. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results.

We expect to incur expenses in an aggregate of approximately $9 million to $14 million in the 2005 fiscal year in connection with our preparation for compliance with Section 404.

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference from the section captioned "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for the 2005 annual meeting of stockholders to be filed not later than April 30, 2005 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2005 Proxy Statement").

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference from the section captioned "Executive Compensation" of the 2005 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the section captioned "Stock Ownership Information" of the 2005 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the section captioned "Certain Relationships and Related Party Transactions" of the 2005 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned "Ratification of Independent Auditors – Audit and Related Fees" of the 2005 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.    Financial Statements.    The reports of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

The financial statement schedules required by this item are included as an Exhibit to this Annual Report on Form 10-K.

3.	Exhibit List.

See Index to Exhibits following our consolidated financial statements contained in this Annual Report on Form 10-K.

PLEASE NOTE: It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this Annual Report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this Annual Report, may reflect the parties' negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this Annual Report or any other date and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELANESE CORPORATION
By:	/S/ David N. Weidman
Name: David N. Weidman Title: Chief Executive Officer, President and Director Date: March 31, 2005

POWER OF ATTORNEY

Know all persons by their presents, that each of the directors of Celanese Corporation whose signature appears below hereby constitutes and appoints Corliss J. Nelson his true and lawful attorney-in-fact and agent, with full power of substitution, with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Annual Report on Form 10-K, and to perform any acts necessary to be done in order to file such amendment, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated

Signature	Title	Date

/s/ Chinh E. Chu	Chairman of the Board of Directors	March 31, 2005

Chinh E. Chu

/s/ David N. Weidman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2005

David N. Weidman

/s/ Corliss J. Nelson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

Corliss J. Nelson

/s/ John M. Ballbach	Director	March 31, 2005

John M. Ballbach

/s/ James Barlett	Director	March 31, 2005

James Barlett

/s/ Benjamin J. Jenkins	Director	March 31, 2005

Benjamin J. Jenkins

/s/ William H. Joyce	Director	March 31, 2005

William H. Joyce

/s/ Anjan Mukherjee	Director	March 31, 2005

Anjan Mukherjee

/s/ Paul H. O'Neill	Director	March 31, 2005

Paul H. O'Neill

/s/ Hanns Ostmeier	Director	March 31, 2005

Hanns Ostmeier

/s/ James A Quella	Director	March 31, 2005

James A Quella

/s/ Daniel S. Sanders	Director	March 31, 2005

Daniel S. Sanders

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
ANNUAL CELANESE CORPORATION CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Operations for the nine months ended December 31, 2004, the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002	F-4
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5
Consolidated Statements of Shareholders' Equity (Deficit) for the nine months ended December 31, 2004, the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002	F-6
Consolidated Statements of Cash Flows for the nine months ended December 31, 2004, the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Celanese Corporation:

We have audited the accompanying consolidated balance sheet of Celanese Corporation and subsidiaries ("Successor") as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the nine-month period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celanese Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the nine-month period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, effective April 1, 2004 (a convenience date for the April 6, 2004 acquisition date), a subsidiary of Celanese Corporation acquired 84.3% of the outstanding stock of Celanese AG in a business combination. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP
Short Hills, New Jersey
March 30, 2005

Report of Independent Registered Public Accounting Firm

To the Supervisory Board
Celanese AG:

We have audited the accompanying consolidated balance sheet of Celanese AG and subsidiaries ("Predecessor") as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from January 1, 2004 to March 31, 2004 and for the years ended December 31, 2003 and 2002 ("Predecessor periods"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celanese AG and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, Celanese AG and subsidiaries changed from using the last-in, first-out or LIFO method of determining cost of inventories at certain locations to the first-in, first-out or FIFO method.

As discussed in Note 5 to the consolidated financial statements, Celanese AG and subsidiaries adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003.

As discussed in Note 5 to the consolidated financial statements, Celanese AG and subsidiaries adopted Financial Accounting Standards Board Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51", effective December 31, 2003.

As discussed in Note 5 to the consolidated financial statements, Celanese AG and subsidiaries adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

As discussed in Note 5 to the consolidated financial statements, Celanese AG and subsidiaries have early adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective October 1, 2002.

As discussed in Note 17 to the consolidated financial statements, Celanese AG and subsidiaries changed the actuarial measurement date for their Canadian and U.S. pension and other postretirement benefit plans in 2003 and 2002, respectively.

We also have reported separately on the consolidated financial statements of Celanese AG and subsidiaries as of December 31, 2003 and for the years ended December 31, 2003 and 2002. Those financial statements were presented using the euro as the reporting currency.

/s/KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft Wirtschaftsprüfungsgesellschaft
Frankfurt am Main, Germany
March 30, 2005

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions, except for share and per share data)
Net sales	3,826	1,243	4,603	3,836
Cost of sales	(3,092)	(1,002)	(3,883)	(3,171)
Selling, general and administrative expenses	(498)	(137)	(510)	(446)
Research and development expenses	(67)	(23)	(89)	(65)
Special charges:
Insurance recoveries associated with plumbing cases	1	—	107	—
Sorbates antitrust matters	—	—	(95)	—
Restructuring, impairment and other special charges, net	(92)	(28)	(17)	5
Foreign exchange gain (loss)	(3)	—	(4)	3
Gain (loss) on disposition of assets	3	(1)	6	11
Operating profit	78	52	118	173
Equity in net earnings of affiliates	36	12	35	21
Interest expense	(300)	(6)	(49)	(55)
Interest income	24	5	44	18
Other income (expense), net	(12)	9	48	23
Earnings (loss) from continuing operations before tax and minority interests	(174)	72	196	180
Income tax provision	(70)	(17)	(53)	(57)
Earnings (loss) from continuing operations before minority interests	(244)	55	143	123
Minority interests	(8)	—	—	—
Earnings (loss) from continuing operations	(252)	55	143	123
Earnings (loss) from discontinued operations:
Loss from operation of discontinued operations	—	(5)	(1)	(43)
Gain (loss) on disposal of discontinued operations	(2)	14	7	14
Income tax benefit	1	14	—	56
Earnings (loss) from discontinued operations	(1)	23	6	27
Cumulative effect of changes in accounting principles, net of income tax of $1 million and $5 million in 2003 and 2002, respectively	—	—	(1)	18
Net earnings (loss)	(253)	78	148	168
Earnings (loss) per common share – basic:
Continuing operations	(2.54)	1.12	2.89	2.44
Discontinued operations	(0.01)	0.46	0.12	0.54
Cumulative effect of changes in accounting principles	—	—	(0.02)	0.36
Net earnings (loss)	(2.55)	1.58	2.99	3.34
Earnings (loss) per common share – diluted:
Continuing operations	(2.54)	1.11	2.89	2.44
Discontinued operations	(0.01)	0.46	0.12	0.54
Cumulative effect of changes in accounting principles	—	—	(0.02)	0.36
Net earnings (loss)	(2.55)	1.57	2.99	3.34
Weighted average shares – basic:	99,377,884	49,321,468	49,445,958	50,329,346
Weighted average shares – diluted:	99,377,884	49,712,421	49,457,145	50,329,346

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	838	148
Receivables, net:
Trade receivables, net – third party and affiliates	866	722
Other receivables	670	589
Inventories	618	509
Deferred income taxes	71	67
Other assets	86	95
Assets of discontinued operations	2	164
Total current assets	3,151	2,294
Investments	600	561
Property, plant and equipment, net	1,702	1,710
Deferred income taxes	54	606
Other assets	756	535
Goodwill	747	1,072
Intangible assets, net	400	36
Total assets	7,410	6,814
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current installments of long-term debt – third party and affiliates	144	148
Accounts payable and accrued liabilities:
Trade payables – third party and affiliates	722	590
Accrued liabilities	888	919
Deferred income taxes	20	19
Income taxes payable	214	266
Liabilities of discontinued operations	7	30
Total current liabilities	1,995	1,972
Long-term debt	3,243	489
Deferred income taxes	256	99
Benefit obligations	1,000	1,165
Other liabilities	510	489
Minority interests	518	18
Commitments and contingencies
Shareholders' equity (deficit):
Successor: Series B common stock, no par value, 500,000,000 shares authorized and 99,377,884 issued and outstanding as of December 31, 2004
Predecessor: Common stock, no par value, €140 million aggregate registered value; 54,790,369 shares authorized and issued; 49,321,468 outstanding as of December 31, 2003	—	150
Additional paid-in capital	158	2,714
Retained earnings (deficit)	(253)	25
Accumulated other comprehensive income (loss)	(17)	(198)
	(112)	2,691
Less: Treasury stock at cost	—	109
Total shareholders' equity (deficit)	(112)	2,582
Total liabilities and shareholders' equity (deficit)	7,410	6,814

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity (Deficit)
	(in $ millions, except per share data)
Predecessor
Balance at December 31, 2001	153	2,677	(266)	(497)	(113)	1,954
Comprehensive income (loss), net of tax:
Net earnings	—	—	168	—	—	168
Other comprehensive income (loss):
Unrealized gain on securities(1)	—	—	—	3	—	3
Foreign currency translation	—	—	—	192	—	192
Unrealized loss on derivative contracts(2)	—	—	—	(5)	—	(5)
Additional minimum pension liability(3)	—	—	—	(220)	—	(220)
Other comprehensive loss	—	—	—	(30)	—	(30)
Comprehensive income	—	—	—	—	—	138
Amortization of deferred compensation	—	3	—	—	—	3
Indemnification of demerger liability	—	7	—	—	—	7
Purchase of treasury stock	—	—	—	—	(6)	(6)
Retirement of treasury stock	(3)	(22)	—	—	25	—
Balance at December 31, 2002	150	2,665	(98)	(527)	(94)	2,096
Comprehensive income, net of tax:
Net earnings	—	—	148	—	—	148
Other comprehensive income:
Unrealized gain on securities(1)	—	—	—	4	—	4
Foreign currency translation	—	—	—	307	—	307
Unrealized gain on derivative contracts(2)	—	—	—	6	—	6
Additional minimum pension liability(3)	—	—	—	12	—	12
Other comprehensive income	—	—	—	329	—	329
Comprehensive income	—	—	—	—	—	477
Dividends ($0.48 per share)	—	—	(25)	—	—	(25)
Amortization of deferred compensation	—	5	—	—	—	5
Indemnification of demerger liability(4)	—	44	—	—	—	44
Purchase of treasury stock	—	—	—	—	(15)	(15)
Balance at December 31, 2003	150	2,714	25	(198)	(109)	2,582
Comprehensive income (loss), net of tax:
Net earnings	—	—	78	—	—	78
Other comprehensive income (loss):
Unrealized gain on securities(1)	—	—	—	7	—	7
Foreign currency translation	—	—	—	(46)	—	(46)
Other comprehensive loss	—	—	—	(39)	—	(39)
Comprehensive income	—	—	—	—	—	39
Amortization of deferred compensation	—	1	—	—	—	1
Balance at March 31, 2004	150	2,715	103	(237)	(109)	2,622

Successor
Contributed Capital	—	641	—	—	—	641
Comprehensive income (loss), net of tax:
Net loss	—	—	(253)	—	—	(253)
Other comprehensive income (loss):
Unrealized loss on securities(1)	—	—	—	(7)	—	(7)
Foreign currency translation	—	—	—	7	—	7
Unrealized gain on derivative contracts(2)	—	—	—	2	—	2
Additional minimum pension liability(3)	—	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	(17)	—	(17)
Comprehensive loss	—	—	—	—	—	(270)
Indemnification of demerger liability	—	3	—	—	—	3
Distribution to original shareholders	—	(500)	—	—	—	(500)
Management compensation	—	14	—	—	—	14
Balance at December 31, 2004	—	158	(253)	(17)	—	(112)

(1)	Net of tax (benefit) expense of $(1) million in 2002, $2 million in 2003, $2 million for the three months ended March 31, 2004 and $0 million for the nine months ended December 31, 2004.

(2)	Net of tax (benefit) expense of $(2) million in 2002, $4 million in 2003, and $1 million for the nine months ended December 31, 2004.

(3)	Net of tax (benefit) expense of $(118) million in 2002, $5 million in 2003 and $(3) million for the nine months ended December 31, 2004.

(4)	Net of tax expense of $33 million in 2003.

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Operating activities from continuing operations:
Net earnings (loss)	(253)	78	148	168
(Earnings) loss from discontinued operations, net	1	(23)	(6)	(27)
Cumulative effect of changes in accounting principles	—	—	1	(18)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Special charges, net of amounts used	37	20	91	(60)
Stock based compensation	—	2	65	5
Depreciation and amortization	184	72	294	247
Amortization of deferred financing fees	98	—	—	—
Change in equity of affiliates	(14)	3	(12)	40
Deferred income taxes	19	(12)	79	2
(Gain) on disposition of assets, net	(3)	—	(9)	(11)
Write-downs of investments	—	—	4	15
Loss (gain) on foreign currency	19	(26)	155	121
Minority interests	8	—	—	—
Changes in operating assets and liabilities:
Trade receivables, net – third party and affiliates	(19)	(89)	—	(90)
Other receivables	109	(42)	22	(18)
Prepaid expenses	(8)	14	(50)	(10)
Inventories	(18)	(11)	(11)	11
Trade payables – third party and affiliates	95	(6)	(41)	7
Benefit obligations and other liabilities	(356)	(118)	(165)	(4)
Income taxes payable	10	38	(195)	(4)
Loss on extinguishment of mandatorily redeemable preferred shares	21	—	—	—
Other, net	7	(7)	31	(11)
Net cash provided by (used in) operating activities	(63)	(107)	401	363
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	(166)	(44)	(211)	(203)
Acquisition of Celanese AG, net of cash acquired	(1,564)	—	—	—
Fees associated with acquisition of Celanese AG	(69)	—	—	—
Acquisition of businesses	—	—	(18)	(131)
Net proceeds (outflow) on sale of assets	31	—	10	(12)
Net proceeds from disposal of discontinued operations	—	139	10	206
Proceeds from sale of marketable securities	132	42	202	201
Purchases of marketable securities	(173)	(42)	(265)	(223)
Distributions from affiliates	—	—	—	39
Other, net	(1)	1	(3)	(16)
Net cash provided by (used in) investing activities	(1,810)	96	(275)	(139)
Financing activities from continuing operations:
Initial capitalization	641	—	—	—
Distribution to original shareholders	(500)	—	—	—
Issuance of mandatorily redeemable preferred shares	200	—	—	—
Repayment of mandatorily redeemable preferred shares	(221)	—	—	—
Borrowings under bridge loans	1,565	—	—	—
Repayment of bridge loans	(1,565)	—	—	—
Proceeds from long-term debt	—	—	61	50
Proceeds from issuance of senior subordinated and discount notes	1,988	—	—	—
Proceeds from floating rate term loan	350	—	—	—
Borrowings under senior credit facilities	608	—	—	—
Short-term borrowings (repayments), net	36	(16)	(20)	(141)
Payments of long-term debt	(254)	(27)	(109)	(53)
Issuance/(purchase) of Celanese AG treasury stock	29	—	(15)	(6)
Issuance of preferred stock by consolidated subsidiary	15	—	—	—
Fees associated with financing	(205)	—	—	—
Dividend payments by Celanese AG	(1)	—	(25)	—
Net cash provided by (used in) financing activities	2,686	(43)	(108)	(150)
Exchange rate effects on cash	25	(1)	6	7
Net increase (decrease) in cash and cash equivalents	838	(55)	24	81
Cash and cash equivalents at beginning of period	—	148	124	43
Cash and cash equivalents at end of period	838	93	148	124
Net cash provided by (used in) discontinued operations:
Operating activities	1	(139)	(12)	16
Investing activities	(1)	139	12	(17)
Financing activities	—	—	—	(2)
Net cash used in discontinued operations	—	—	—	(3)

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Company and Change in Ownership

Description of the Company

Celanese Corporation and its subsidiaries (collectively the "Company" or the "Successor") is a global industrial chemicals company, representing the former business of Celanese AG and its subsidiaries ("CAG" or the "Predecessor"). The Company's business involves processing chemical raw materials, such as ethylene and propylene, and natural products, including natural gas and wood pulp, into value-added chemicals and chemical-based products.

On November 3, 2004, Blackstone Crystal Holdings Capital Partners (Cayman) IV Ltd., reorganized as a Delaware corporation and changed its name to Celanese Corporation. Additionally, BCP Crystal Holdings Ltd. 2, a subsidiary of Celanese Corporation, was reorganized as a Delaware limited liability company and changed its name to Celanese Holdings LLC.

Basis of Presentation

The financial position, results of operations and cash flows and related disclosures for periods prior to April 1, 2004 (a convenience date for the April 6, 2004 acquisition date), the effective date of the transaction (the "Effective Date"), are presented as the results of the Predecessor. The financial position, results of operations and cash flows subsequent to the Effective Date, are presented as the results of the Successor as of and for the nine months ended December 31, 2004.

The consolidated financial statements of the Successor as of and for the nine months ended December 31, 2004 reflect the acquisition of CAG under the purchase method of accounting in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.

The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. Furthermore, the Successor and the Predecessor have different accounting policies with respect to certain matters (See Note 4). The consolidated financial statements for the three months ended March 31, 2004 have been prepared in accordance with CAG's accounting policies (see Note 4) and the requirements for interim financial reporting in accordance with Accounting Principles Board ("APB") No. 28, Interim Financial Reporting.

Change in Ownership

Pursuant to a voluntary tender offer commenced in February 2004, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG (the "Purchaser"), an indirect wholly owned subsidiary of Celanese Corporation, on April 6, 2004 acquired approximately 84% of the ordinary shares of Celanese AG, excluding treasury shares, (the "CAG Shares") for a purchase price of $1,693 million, including direct acquisition costs of approximately $69 million (the "Acquisition"). During the nine months ended December 31, 2004, the Purchaser acquired additional shares of Celanese AG for a purchase price of $33 million. As the shares primarily represented exercised employee stock options, the Purchaser's ownership percentage remained at approximately 84% as of December 31, 2004.

Funding for the Acquisition included equity investments of $641 million from Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, and Blackstone Capital Partners (Cayman) Ltd. 3 (collectively, "Blackstone") and BA Capital Investors Sidecar Fund, L.P. (and together with Blackstone, the "Original Shareholders"), term loan facilities of approximately $608 million, $1,565 million in borrowings under senior subordinated bridge loan facilities as well as the issuance of mandatorily redeemable preferred stock totaling $200 million. In June 2004, BCP Caylux Holdings Luxembourg S.C.A. ("BCP Caylux"), an indirect subsidiary of Celanese Corporation, used the proceeds

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from its offerings of $1,000 million and €200 million ($244 million) principal amount of its senior subordinated notes due 2014, together with available cash and borrowings under a $350 million senior secured floating rate term loan to repay the senior subordinated bridge loan facilities, plus accrued interest, and to pay related fees and expenses. See Notes 16, 18 and 20 for further description of financings.

Following the completion of the Acquisition, the CAG Shares were delisted from the New York Stock Exchange on June 2, 2004. In addition, a domination and profit and loss transfer agreement (the "Domination Agreement") between Celanese AG and the Purchaser was approved by the necessary majority of shareholders at the extraordinary general meeting held on July 30 and 31, 2004, registered in the Commercial Register on August 2, 2004, and became operative on October 1, 2004. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding CAG Shares from the minority shareholders of Celanese AG in return for payment of fair cash compensation. The amount of this fair cash compensation has been determined to be €41.92 per share, plus interest, in accordance with applicable German law. The total amount of funds necessary to purchase all of the remaining CAG Shares as of December 31, 2004, assuming all such shares were tendered on or prior to that date that the Domination Agreement became operative would be at least €334 million. The Purchaser may elect, or be required, to pay a purchase price in excess of €41.92 to acquire the remaining outstanding CAG Shares. Any minority shareholder who elects not to sell its shares to the Purchaser will be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on its shares of €3.27 per CAG Share less certain corporate taxes in lieu of any future dividend. Beginning October 1, 2004, taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment would be €2.89 per share for a full fiscal year. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89 per share. In the fourth quarter of 2004, a charge of approximately $7 million was recorded for the guaranteed payment.

Beginning October 1, 2004, under the terms of the Domination Agreement, the Purchaser, as the dominating entity, among other things, is required to compensate Celanese AG for any statutory annual loss incurred by Celanese AG, the dominated entity, on a non-consolidated basis, at the end of the fiscal year when the loss was incurred. This obligation to compensate Celanese AG for annual losses will apply during the entire term of the Domination Agreement.

There is no assurance that the Domination Agreement will remain operative in its current form. If the Domination Agreement ceases to be operative, the Company will not be able to directly give instructions to the Celanese AG board of management. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course until September 30, 2009. However, irrespective of whether a domination agreement is in place between the Company and Celanese AG, under German law Celanese AG is effectively controlled by the Company because of the Company's approximate 84% ownership of the outstanding shares of Celanese AG. The Company does have the ability, through a variety of means, to utilize its controlling rights as an owner of approximately 84% of the outstanding shares of Celanese AG, to, among other things, (1) ultimately cause a domination agreement to become operative; (2) use its ability, through its approximately 84% voting power at any shareholders' meetings of Celanese AG, to elect the shareholder representatives on the supervisory board and to thereby effectively control the appointment and removal of the members of the Celanese AG board of management; and (3) effect all decisions that an approximately 84% majority shareholder is permitted to make under German law. The controlling rights of the Company constitute a controlling financial interest for accounting purposes and result in the Company being required to consolidate CAG as of the date of acquisition.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Acquisition of Celanese

Acquisition of Celanese

As described further in Note 1, in April 2004, the Purchaser, a consolidated subsidiary of the Company, acquired financial control of CAG. The Company has allocated the purchase price on the basis of its current estimate of the fair value of the underlying assets acquired and liabilities assumed. The assets acquired and liabilities assumed are reflected at fair value for the approximate 84% portion acquired and at historical basis for the remaining minority interest of approximately 16%. Upon completion of the organizational restructuring in October 2004 (See Note 31), the assets acquired and liabilities assumed of Celanese Americas Corporation and its subsidiaries ("CAC") are reflected at fair value for the 100% portion acquired. The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill. The purchase price allocation is as follows:

As of April 1, 2004
(in $ millions)
Current assets:
Cash and cash equivalents	93
Receivables	1,468
Inventories	568
Other current assets.	125
Investments	554
Property plant and equipment	1,726
Other non-current assets	741
Intangible assets	433
Goodwill	747
Total assets acquired	6,455
Current liabilities:
Short-term borrowings and current installments of long-term debt	279
Accounts payable and accrued liabilities	599
Other current liabilities	1,166
Long term debt	306
Benefit obligations	1,370
Other long term liabilities	558
Total liabilites assumed	4,278
Minority interest	451
Net assets acquired	1,726

Cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities and other current liabilities were stated at their historical carrying values, given the short term nature of these assets and liabilities.

The estimated fair value of inventory, as of the Effective Date, has been allocated based on management's computations. The consolidated statement of operations for the nine months ended December 31, 2004 includes $53 million in cost of sales representing the capitalized manufacturing profit in inventory on hand as of the Effective Date. The capitalized manufacturing profit was recorded in purchase accounting and the inventory was subsequently sold during the nine months ended December 31, 2004.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes have been provided in the consolidated balance sheet based on the Company's estimate of the tax versus book basis of the assets acquired and liabilities assumed. Valuation allowances have been established against those assets for which realization is not likely, primarily in the U.S. (See Note 22).

The Company's estimate of pension and other postretirement benefit obligations has been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value.

The Company's estimates of the fair values of property, plant and equipment, customer and vendor contracts, other intangible assets, debt, cost and equity method investments and other assets and liabilities have been reflected in the Company's financial statements as of December 31, 2004. Included in other non-current assets above is investments accounted for under the cost method of accounting whose fair value approximated $220 million at the acquisition date. The estimated remaining useful lives of the CAG property, plant and equipment and intangible assets acquired are as follows:

Land improvements	1-20 years
Buildings and building improvements	1-30 years
Machinery and equipment	1-20 years
Trademarks and tradenames	Indefinite
Customer related intangible assets	5-11 years
Developed technology	1-11 years

Leasehold improvements are amortized over 10 years or the remaining term of the respective lease, whichever is shorter. Assets acquired in business combinations are recorded at their fair values and depreciated over the assets' estimated remaining useful life.

In connection with the Acquisition, at the acquisition date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, but has recorded initial liabilities of $60 million, primarily for employee severance and related costs in connection with the preliminary plan, as well as approving the continuation of all existing Predecessor restructuring and exit plans. As the Company finalizes its plans to exit or restructure activities, it may record additional liabilities for, among other things, severance and severance related costs, which would also increase the goodwill recorded.

The primary reasons for the Acquisition and the primary factors that contribute to a purchase price that results in recognition of goodwill include:

•	leading market position as a global producer of acetic acid and the world's largest producer of vinyl acetate monomer.

•	competitive cost structures, which are based on economies of scale, vertical integration, technical know-how and the use of advanced technologies.

•	global reach, with major operations in North America, Europe and Asia and its extensive network of ventures, is a competitive advantage in anticipating and meeting the needs of its global and local customers in well-established and growing markets, while its geographic diversity mitigates the potential impact of volatility in any individual country or region.

•	broad range of products into a variety of different end-use markets, which helps to mitigate the potential impact of volatility in any individual end-use market.

Other considerations affecting the value of goodwill include:

•	the potential to reduce production and raw material costs further through advanced process control projects that will help to generate significant savings in energy and raw materials while increasing yields in production units.

•	the potential to increase its cash flow further through increasing productivity, managing trade working capital, receiving cash dividends from its ventures and continuing to pursue cost reduction efforts.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	the ability of the assembled workforce to continue to deliver value-added solutions and develop new products and industry leading production technologies that solve customer problems.

•	the potential to optimize the value of the Company's portfolio further through divestitures, acquisitions and strategic investments that enable the Company to extend its global market leadership position and focus on businesses in which it can achieve market, cost and technology leadership over the long term.

•	the application of purchase accounting, particularly for items such as pension and other postretirement benefits and restructuring activities for which significant reserve balances were or may be recorded.

Pro Forma Information

The following pro forma information for the years ended December 31, 2004 and 2003 was prepared as if the Acquisition had occurred as of the beginning of such period:

	Years Ended December 31,
	2004	2003
	(in $ millions)
Net sales	5,069	4,603
Operating profit	234	158
Net loss	(77)	(69)

Pro forma adjustments include adjustments for (1) purchase accounting, including (i) the elimination of $53 million in cost of sales recorded in the year ended December 31, 2004 as a result of the fair value adjustment to inventory that was subsequently sold and (ii) the application of purchase accounting to pension and other postretirement obligations (iii) the application of purchase accounting to property, plant and equipment and intangible assets, (2) adjustments for items directly related to the transaction, including (i) the impact of the additional pension contribution, (ii) the Advisor monitoring fee (see Note 6), (iii) fees incurred by the Company related to the Acquisition, and (iv) adjustments to interest expense to reflect the Company's new capital structure including the reversal of $89 million of accelerated amortization expense of deferred financing costs recorded in the year ended December 31, 2004, and (3) corresponding adjustments to income tax expense.

The pro forma information is not necessarily indicative of the results that would have occurred had the Acquisition occurred as of the beginning of the periods presented, nor is it necessarily indicative of future results.

3.    Initial Public Offering and Concurrent Financings

In January 2005, the Company completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds after deducting underwriters' discounts and estimated offering expenses of $760 million. Concurrently, the Company received net proceeds of $233 million from the offering of its convertible perpetual preferred stock. A portion of the proceeds of the share offerings were used to redeem $188 million of senior discount notes and approximately $521 million of senior subordinated notes which excludes premiums of $19 million and $51 million, respectively.

Subsequent to the closing of the initial public offering, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities; a portion of which was used to repay $350 million of a floating rate term loan and $200 million was primarily used to finance the February 2005 acquisition of the Vinamul emulsion business (see Notes 7 and 16). See Note 16 for significant terms of the amended and restated Senior Credit Facilities.

On April 7, 2005, the Company expects to use the remaining proceeds of the initial public offering and concurrent financings to pay a special cash dividend to holders of the Company's Series B common

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock of $804 million which was declared March 8, 2005. In addition, on March 8, 2005, the Company issued a 7,500,000 Series A common stock dividend to the Original Shareholders of its Series B common stock. Upon payment of the $804 million dividend, the shares of Series B common stock convert automatically to shares of Series A common stock.

As a result of the offering in January 2005, the Company now has $240 million aggregate liquidation preference of outstanding preferred stock. Holders of the preferred stock are entitled to receive, when, as and if, declared by the Company's board of directors, out of funds legally available therefor, cash dividends at the rate of 4.25% per annum of liquidation preference, payable quarterly in arrears, commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into one share of Series A common stock per $25.00 liquidation preference of preferred stock and will be recorded in shareholders' equity.

Upon completion of the initial public offering, the Company terminated its advisor monitoring agreement and paid the Advisor a $35 million termination fee (See Note 6).

Prior to the completion of the initial public offering, the Company effected a 152.772947 for 1 stock split of the outstanding shares of Series B common stock.

4.    Summary of Accounting Policies

•	Consolidation principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control as well as variable interest entities where the Company is deemed the primary beneficiary (See Note 5). All significant intercompany accounts and transactions have been eliminated in consolidation.

•	Business combinations

Upon closing an acquisition, the Company estimates the fair values of assets and liabilities acquired and consolidate the acquisition as soon as practicable. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the purchase price of the acquisition), then to adjust the acquired company's accounting policies, procedures, books and records to our standards, it is often several quarters before the Company is able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised.

•	Estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. The more significant estimates pertain to purchase price allocations, impairments of intangible assets and other long-lived assets, restructuring costs and other special charges, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities, and loss contingencies. Actual results could differ from those estimates.

•	Revenue recognition

The Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products, and provided four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management to determine revenue recognition criteria are not met for certain transactions, revenue recognition would be delayed until such time that the transactions become realizable and fully earned. Payments received in advance of revenue recognition are recorded as deferred revenue.

•	Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents.

•	Investments in marketable securities

The Company has classified its investments in debt and equity securities as "available-for-sale" and has reported those investments at their fair or market values in the balance sheet as other assets. Unrealized gains or losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. The cost of securities sold is determined by using the specific identification method.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

•	Financial instruments

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments (see Note 26). As a matter of principle, the Company does not use derivative financial instruments for trading purposes. The Company has been party to interest rate swaps as well as foreign currency forward contracts in the management of its interest rate and foreign currency exchange rate exposures. The Company generally utilizes interest rate derivative contracts in order to fix or limit the interest paid on existing variable rate debt. The Company utilizes foreign currency derivative financial instruments to eliminate or reduce the exposure of its foreign currency denominated receivables and payables, which includes the Company's exposure on its dollar denominated intercompany net receivables held by euro denominated entities. Additionally, the Company has utilized derivative instruments to reduce the exposure of its commodity prices and stock compensation expense.

The Company also uses derivative and non-derivative financial instruments that may give rise to foreign currency transaction gains or losses, to hedge the foreign currency exposure of a net investment in a foreign operation. The effective portion of the gain or loss on the derivative and the foreign currency gain or loss on the non-derivative financial instrument is recorded as a currency translation adjustment in other comprehensive income (loss).

Differences between amounts paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the hedged obligation. Gains and losses on instruments not meeting the criteria for cash flow hedge accounting treatment, or that cease to meet hedge accounting criteria, are included as income or expense.

If a swap is terminated prior to its maturity, the gain or loss is recorded to other income (expense), net and recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately.

Gains and losses on derivative instruments as well as the offsetting losses and gains on the hedged items are reported in earnings in the same accounting period. Gains and losses relating to the ineffective

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portion of hedges are recorded in other income (expense), net. Foreign exchange contracts designated as hedges for anticipated exposures are accounted for as cash flow hedges. The effective portion of unrealized gains and losses associated with the contracts are deferred as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions affect earnings. Derivative instruments that are not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings.

The Company's risk management policy for the majority of its natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. As of December 31, 2004, there were no derivative contracts outstanding. In 2003, there were forward contracts covering approximately 35% of the Company's Chemical Products segment North American requirements. Management regularly assesses its practice of purchasing a portion of its commodity requirements forward and the utilization of a variety of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions. The fixed price natural gas forward contracts and any premium associated with the purchase of a price cap are principally settled through actual delivery of the physical commodity. The maturities of the cash-settled swap or cap contracts correlate to the actual purchases of the commodity and have the effect of securing or limiting predetermined prices for the underlying commodity. Although these contracts were structured to limit exposure to increases in commodity prices, certain swaps may also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. These cash-settled swap contracts were accounted for as cash flow hedges. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract. The effective portion of unrealized gains and losses associated with the cash-settled swap contracts are deferred as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions affect earnings.

The Predecessor selectively used call options to offset some of the exposure to variability in expected future cash flows attributable to changes in the Company's stock price related to its stock appreciation rights plans. The options are designated as cash flow hedging instruments. The Predecessor excluded the time value component from the assessment of hedge effectiveness. The change in the call option's time value is reported each period in interest expense. The intrinsic value of the option contracts is deferred as a component of accumulated other comprehensive income (loss) until the compensation expense associated with the underlying hedged transactions affect earnings.

Financial instruments which could potentially subject the Company to concentrations of credit risk are primarily receivables concentrated in various geographic locations and cash equivalents. The Company performs ongoing credit evaluations of its customers' financial condition. Generally, collateral is not required from customers. Allowances are provided for specific risks inherent in receivables.

•	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or FIFO method. Cost includes raw materials, direct labor and manufacturing overhead. Stores and supplies are valued at cost or market, whichever is lower. Cost is generally determined by the average cost method.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon Acquisition, the Predecessor changed its inventory valuation method of accounting for its U.S. subsidiaries from the last-in, first-out or LIFO method to the first-in, first-out method or FIFO method to be consistent with the Successor's accounting policy. This change will more closely represent the physical flow of goods resulting in ending inventory which will better represent the current cost of the inventory and the costs in income will more closely match the flow of goods. The financial statements of the Predecessor have been adjusted for all periods presented to reflect this change. The impact of this change on the Predecessor's reported net earnings and earnings per share for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 is as follows:

	Predecessor
	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	in $ millions, except per share data
Net earnings prior to restatement	67	147	181
Change in inventory valuation method	17	1	(19)
Income tax effect of change	(6)	—	6
Net earnings as restated	78	148	168
Basic earnings per share:(1)
Prior to restatement	1.36	2.97	3.60
Change in inventory valuation method, net of tax	0.22	0.02	(0.26)
As restated	1.58	2.99	3.34
Diluted earnings (loss) per share:(1)
Prior to restatement	1.35	2.97	3.60
Change in inventory valuation method, net of tax	0.22	0.02	(0.26)
As restated	1.57	2.99	3.34

(1)	Per-share data are based on weighted average shares outstanding in each period.

•	Deferred financing costs

The Company capitalizes direct costs incurred to obtain debt financings and amortizes these costs over the terms of the related debt. Upon the extinguishment of the related debt, any unamortized capitalized debt financing costs are immediately expensed. For the nine months ended December 31, 2004, the Successor recorded amortization of deferred financing costs, which is classified in interest expense, of $98 million, of which $89 million related to accelerated amortization of deferred financing costs associated with the $1,565 million bridge loans and the $200 million mandatorily redeemable preferred stock. As of December 31, 2004, the Successor has $105 million of deferred financing costs included within long term other assets. As of December 31, 2003, the Predecessor had $5 million of deferred financing costs included within long-term other assets.

•	Investments and equity in net earnings of affiliates

Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, stipulates that the equity method should be used to account for investments in corporate joint ventures and certain other companies when an investor has "the ability to exercise significant influence over operating and financial policies of an investee". APB Opinion No. 18 generally considers an investor to have the ability to exercise significant influence when it owns 20 percent or more of the voting stock of an investee. FASB Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, which was issued to clarify the criteria for applying the equity method of accounting to 50 percent or less owned companies, lists circumstances under which, despite 20 percent ownership, an investor may not be able to exercise significant influence. Certain investments where the Company owns greater than a 20 percent ownership and can not exercise

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant influence or control are accounted for under the cost method. Such investments aggregate $186 million and $76 million as of December 31, 2004 and December 31, 2003, respectively, and are included within long-term other assets.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, adopted by the Predecessor effective January 1, 2002, the excess of cost over underlying equity in net assets acquired is no longer amortized.

The Company assesses the recoverability of the carrying value of its investments whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. See "Impairment of property, plant and equipment" for explanation of the methodology utilized.

•	Property, plant and equipment

Property, plant and equipment are capitalized at cost. Depreciation is calculated on a straight-line basis, generally over the following estimated useful lives of the assets.

Land Improvements	20 years
Buildings and Building Improvements	30 years
Machinery and Equipment	20 years

Leasehold improvements are amortized over 10 years or the remaining life of the respective lease, whichever is shorter. Assets acquired in business combinations are recorded at their fair values and depreciated over the assets' remaining useful life or the life of the Company's policy, whichever is shorter.

Repair and maintenance costs, including costs for planned maintenance turnarounds, that do not extend the useful life of the asset are charged against earnings as incurred. Major replacements, renewals and significant improvements are capitalized.

Interest costs incurred during the construction period of assets are applied to the average value of constructed assets using the estimated weighted average interest rate incurred on borrowings outstanding during the construction period. The interest capitalized is amortized over the life of the asset.

Impairment of property, plant and equipment – the Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The estimate of fair value may be determined as the amount at which the asset could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available in the circumstances. This frequently involves the use of a valuation technique including the present value of expected future cash flows, discounted at a rate commensurate with the risk involved, or other acceptable valuation techniques. Impairment of property, plant and equipment to be disposed of is determined in a similar manner, except that fair value is reduced by the costs to dispose of the assets (See Note 12).

•	Intangible assets

Beginning in 2002, the excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business ("goodwill") and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Patents, trademarks and other intangibles with finite lives are amortized on a straight-line basis over their estimated economic lives.

Impairment of intangible assets – the Company assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit's assets and liabilities are fair valued. To the extent that the reporting unit's carrying value of goodwill exceeds its implied fair value of goodwill, impairment exists and must be recognized. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. The estimate of fair value may be determined as the amount at which the asset could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available in the circumstances. This frequently involves the use of a valuation technique including the present value of expected future cash flows, discounted at a rate commensurate with the risk involved, or other acceptable valuation techniques.

Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the fair value of the respective intangible assets. Any excess of the carrying value of the intangible assets over the fair value of the intangible assets is recognized as an impairment loss. The estimate of fair value is determined similar to that for goodwill outlined above.

The Company assesses the recoverability of intangible assets with finite lives in the same manner as for property, plant and equipment. See "Impairment of property, plant and equipment".

•	Income taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carry forwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

•	Environmental liabilities

The Company manufactures and sells a diverse line of chemical products throughout the world. Accordingly, the Company's operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous materials. The Company recognizes losses and accrues liabilities relating to environmental matters if available information indicates it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the event of a loss is neither probable nor reasonably estimable, but is reasonably possible, the Company provides appropriate disclosure in the notes to its consolidated financial statements if the contingency is material. The Company estimates environmental liabilities on a case-by-case basis using the most current status of available facts, existing technology and presently enacted laws and regulations. Environmental liabilities for which the remediation period is fixed and associated costs are readily determinable are recorded at their net present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable (See Note 19).

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Legal Fees

The Company accrues for legal fees related to litigation matters when the costs associated with defending these matters can be reasonably estimated and are probable of occurring. All other legal fees are expensed as incurred.

•	Minority interests

Minority interests in the equity and results of operations of the entities consolidated by the Company are shown as a separate item in the consolidated financial statements. As a result of the Company's ownership interest in Celanese AG, the Successor recorded approximately 16% of the equity and results of operations of Celanese AG as minority interest as of, and for the nine months ended December 31, 2004. In addition to the Company's ownership interest in Celanese AG, additional entities included in the consolidated financial statements that have minority interests at December 31, 2004 are as follows:

Ownership Percentage
InfraServ GmbH & Co. Oberhausen KG	84%
Celanese Polisinteza d.o.o.	73%
Synthesegasanlage Ruhr GmbH	50%
Pemeas GmbH	41%
Dacron GmbH	0%

The Company has a 60 percent voting interest and the right to appoint a majority of the board of management of Synthesegasanlage Ruhr GmbH, which results in the Company controlling this entity and, accordingly, the Predecessor and Successor are consolidating this entity in their consolidated financial statements.

Dacron GmbH and Pemeas GmbH are variable interest entities as defined under FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. The Company is deemed the primary beneficiary of these variable interest entities and, accordingly, consolidates these entities in its consolidated financial statements (See Note 5).

•	Accounting for Sorbates Matters

On October 22, 1999, Celanese AG was demerged from Hoechst AG ("Hoechst"). In accordance with the demerger agreement between Hoechst and Celanese AG, Celanese AG then new owner to Hoechst's sorbates business, was assigned the obligation related to the Sorbates matters. However, Hoechst agreed to indemnify Celanese AG for 80 percent of payments for such obligations. Expenses related to this matter are recorded gross of any such recoveries from Hoechst, and its legal successors, in the consolidated statement of operations. Recoveries from Hoechst, and its legal successors, which represent 80 percent of such expenses, are recorded directly to shareholders' equity (deficit), net of tax, as a contribution of capital in the consolidated balance sheet.

•	Research and development

The costs of research and development are charged as an expense in the period in which they are incurred.

•	Functional and reporting currencies

For the Company's international operations where the functional currency is other than the U.S. Dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of accumulated other comprehensive income (loss).

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Purchaser's acquisition of voting control of Celanese AG, the Predecessor financial statements are reported in U.S. dollars to be consistent with Successor's reporting requirements. For Celanese AG reporting requirements, the euro continues to be the reporting currency.

•	Earnings per share

Basic earnings per share is based on the net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per shares is based on the net earnings divided by the weighted average number of common shares outstanding during the period adjusted to give effect to common stock equivalents, if dilutive.

•	Stock-based compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Successor accounts for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), using an intrinsic value approach to measure compensation expense, if any.

For the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002, the Predecessor accounted for stock options and similar equity instruments under the fair value method, which requires compensation cost to be measured at the grant date based on the value of the award. The fair value of stock options is determined using the Black-Scholes option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility and the expected dividends of the underlying stock, and the risk-free interest rate over the expected life of the option. Compensation expense based on the fair value of stock options is recorded over the vesting period of the options and has been recognized in the Predecessor consolidated financial statements. The Celanese AG stock options do not contain changes in control provisions, which would have resulted in accelerated vesting, as a result of the Acquisition (See Note 23).

Compensation expense for stock appreciation rights, either partially or fully vested, is recorded based on the difference between the base unit price at the date of grant and the quoted market price of Celanese AG's common stock on the Frankfurt Stock Exchange at the end of the period proportionally recognized over the vesting period and adjusted for previously recognized expense (See Note 23).

The following table illustrates the effect on net earnings (loss) if the Successor had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the nine months ended December 31, 2004:

Nine Months Ended December 31, 2004
(in $ millions)
Net loss, as reported	(253)
Less: stock-based compensation under SFAS No. 123	(1)
Pro forma net loss	(254)

•	Accounting for purchasing agent agreements

CPO Celanese Aktiengesell Schaft & Co. Procurment Olefin KG, Franfurt AmMain ("CPO"), a subsidiary of the Company, acts as a purchasing agent on behalf of the Company, as well as third parties. CPO arranges sale and purchase agreements for raw materials on a commission basis. Accordingly, the commissions earned on these third party sales are classified as a reduction to selling, general and administrative expense. Commissions amounted to $6 million, $2 million, $8 million and $5 million for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The raw material sales volume commissioned by CPO for third parties amounted to $512 million, $149 million, $560 million and $441 million for nine months ended December 31, 2004, three months ended March 31, 2004, the years ended December 31, 2003 and 2002, respectively.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to current year presentation.

5.    Accounting Changes and Pronouncements

Accounting Changes Adopted in 2004

During 2004, the Predecessor changed its inventory valuation method of accounting for its US subsidiaries from the LIFO method to the FIFO method to conform with the Successor's accounting policy. The Predecesor's financial statements have been restated for all periods presented to reflect this change (See Note 4).

In January 2003, and subsequently revised in December 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities and FIN No. 46 Revised (collectively "FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidation of Financial Statements" requiring the consolidation of certain variable interest entities ("VIEs") which are defined as entities having equity that is not sufficient to permit such entity to finance its activities without additional subordinate financial support or whose equity holders lack certain characteristics of a controlling financial interest. The company deemed to be the primary beneficiary is required to consolidate the VIE. FIN No. 46 requires VIEs that meet the definition of a special purpose entity to be consolidated by the primary beneficiary as of December 31, 2003. For pre-existing VIEs that do not meet the definition of a special purpose entity, consolidation is not required until March 31, 2004. At March 31, 2004, upon adoption of FIN No. 46, the Predecessor did not identify any VIEs other than the VIE disclosed below.

The Company has a lease agreement for its cyclo-olefin copolymer ("COC") plant with Dacron GmbH, a special purpose entity. This special purpose entity was created primarily for the purpose of constructing and subsequently leasing the COC plant to the Company. This arrangement qualifies as a VIE. Based upon the terms of the lease agreement and the residual value guarantee Celanese provided to the lessors, the Company is deemed the primary beneficiary of the VIE. At December 31, 2003, the Predecessor recorded $44 million of additional assets and liabilities from the consolidation of this special purpose entity.

In April 2004, the Company and a group of investors led by Conduit Ventures Ltd. entered into a venture, which was named Pemeas GmbH. This venture was formed in order to advance the commercialization of the Company's fuel cell technology. Pemeas GmbH is considered a variable interest entity as defined under FIN No. 46. The Company is deemed the primary beneficiary of this variable interest entity and, accordingly, consolidates this entity in its consolidated financial statements. The consolidation of this entity did not have a material impact on the Company's financial position or results of operations and cash flows for the nine months ended December 31, 2004.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, Other than Temporary Impairment, which outlines the basic model to be used to evaluate whether an investment is impaired and sets the disclosure requirements for such investments. EITF Issue No. 03-1 is to be applied prospectively in periods beginning after June 15, 2004. The Company has applied the provisions of EITF Issue No. 03-01 in the current reporting period with no material impact on the Company's financial position or results of operations and cash flows for the nine months ended December 31, 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was signed into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of March 31, 2004, as permitted by FASB Staff Position ("FSP") 106-1, Accounting and Disclosure Requirements Related to the

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company deferred accounting for the effects of the Act in the measurement of its Accumulated Postretirement Benefit Obligation (APBO) and the effect to net periodic postretirement benefit costs. Specific guidance with respect to accounting for the effects of the Act was recently issued in FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and the Company has adopted the provisions of FSP No. 106-2 as of the Effective Date, and included any impact in the overall measurement of the liabilities of the U.S. postretirement medical plans in purchase accounting.

Accounting Changes Adopted in 2003

The Predecessor adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The liability is measured at its discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's useful life. On January 1, 2003, the Predecessor recognized transition amounts for existing asset retirement obligation liabilities, associated capitalized costs and accumulated depreciation. An after-tax transition charge of $1 million was recorded as the cumulative effect of an accounting change. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is immaterial (See Note 15). The effect of the adoption of SFAS No. 143 on proforma net income and proforma earnings per share for prior periods presented is not material.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into after June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in their entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Predecessor's consolidated financial position or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-8, Determining Whether an Arrangement Contains a Lease. EITF Issue No. 01-8 provides guidance on identifying leases contained in contracts or other arrangements that sell or purchase products or services. This consensus is effective prospectively for contracts entered into or significantly modified after May 28, 2003. The impact of EITF Issue No. 01-8 did not have a material effect on the Company's consolidated financial position or results of operations. The impact of EITF Issue No. 01-8 on the Company's future results of operations and financial position will depend on the terms contained in contracts signed or contracts amended in the future.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of certain sections of the staff's frequently asked questions document on revenue recognition into Topic 13. The adoption of SAB 104 did not have an effect on the Predecessor's consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures in Note 17 incorporate the requirements of SFAS No. 132 (revised).

Accounting Changes Adopted in 2002

In 2002, the Predecessor recorded income of $18 million for the cumulative effect of two accounting changes. This amount consisted of income of $9 million ($0.18 per share) from the implementation of SFAS No. 142, as disclosed below, and income of $9 million ($0.18 per share), net of income taxes of $5 million, as a result of the change in the measurement date of the Predecessor's U.S. benefit plans (See Note 17).

Effective January 1, 2002, the Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly applied the standards of the statement prospectively. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and provides that goodwill and some intangibles no longer be amortized on a recurring basis. Instead, goodwill and intangible assets with an indefinite life are subject to an initial impairment test within six months of adoption of SFAS No. 142 and at least annually thereafter.

As of January 1, 2002, the Predecessor had goodwill with a net carrying value of $1,024 million that was subject to the transition provisions of SFAS No. 142. During the first half of 2002, the Predecessor performed the required impairment tests of goodwill as of January 1, 2002 and determined that there was no impairment. Other intangible assets with finite lives continue to be amortized over their useful lives and reviewed for impairment.

Additionally, SFAS No. 142 requires that any unamortized negative goodwill (excess of fair value over cost) on the balance sheet be written off immediately and classified as a cumulative effect of change in accounting principle in the consolidated statement of operations. As a result, income of $9 million was recorded to cumulative effect of changes in accounting principles in the Predecessor's consolidated statement of operations in the first quarter of 2002 (See Note 13).

The Predecessor adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002, and accordingly applied the statement prospectively. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement also supersedes APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement establishes a single accounting model to test impairment, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. Additionally, SFAS No. 144 extends the applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 did not have a material effect on the Predecessor's consolidated financial statements.

Effective October 2002, the Predecessor early adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and accordingly applied the Statement prospectively to exit or disposal activities initiated after September 30, 2002. The statement nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the criteria for recognition of a liability for a cost associated with an exit or disposal activity.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 146 requires recognition only when the liability is incurred. In contrast, under EITF Issue No. 94-3, a liability was recognized when the Company committed to an exit plan. Additionally, SFAS No. 146 stipulates that the liability be measured at fair value and be adjusted for changes in cash flow estimates.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in Note 27. FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified subsequent to adoption.

FIN No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of a liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. As noted above, the Predecessor has adopted the disclosure requirements of FIN No. 45 and applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43 Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is in the process of assessing the impact of SFAS No. 151 on its future results of operations and financial position.

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock Based Compensation, which requires that the cost from all share-based payment transactions be recognized in the financial statements. SFAS No. 123 (revised) is effective for the first interim or annual period beginning after June 15, 2005. The Company is currently evaluating the potential impact of SFAS No. 123 (revised), although it is anticipated that the adoption will have a negative impact on results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The Company is currently evaluating the potential impact of this statement.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Three of the more significant provisions of the Act relate to a one-time opportunity to repatriate foreign earnings at a reduced rate, manufacturing benefits for qualified production activity income and new requirements with respect to deferred compensation plans. The Company has not yet determined the impact, if any, of this Act on its future results of operations or cash flows. Additionally, under new Section 409A of the Internal Revenue Code, created in connection with the Act, the U.S. Treasury Department is directed to issue regulations providing guidance and provide a limited period during which deferred compensation plans may be amended to comply with the requirements of Section 409A. When the regulations are issued, the Company may be required to make modifications to certain compensation plans to comply with Section 409A.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Transactions and Relationships with Affiliates and Related Parties

The Company is a party to various transactions with affiliated companies. Companies in which the Company has an investment accounted for under the cost or equity method of accounting, are considered Affiliates; any transactions or balances with such companies are considered Affiliate transactions. The following tables represent the Company's transactions with Affiliates for the periods presented:

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Statements of Operations
Purchases from Affiliates(1)	115	35	40	73
Sales to Affiliates(1)	135	42	105	70
Interest income from Affiliates	1	—	—	1
Interest expense to Affiliates	3	—	5	7

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Balance Sheets
Trade and other receivables from Affiliates	56	50
Current notes receivable (including interest) from Affiliates	50	7
Total receivables from Affiliates	106	57
Accounts payable and other liabilities due Affiliates	24	35
Short-term borrowings from Affiliates(2)	128	100
Total due Affiliates	152	135

(1) Purchases/Sales from/to Affiliates

Purchases and sales from/to Affiliates are accounted for at prices which, in the opinion of management, approximate those charged to third party customers for similar goods or services.

(2) Short- term borrowings from Affiliates (See Note 16)

The Company has agreements with certain Affiliates, primarily Infraserv entities, whereby excess Affiliate cash is lent to and managed by the Company, at variable interest rates governed by those agreements.

Upon closing of the Acquisition, the Company paid aggregate transaction advisory and other fees as well as the monitoring fee for services rendered and to be rendered in 2004 of approximately $65 million to affiliates of The Blackstone Group (the "Advisor") and Blackstone, $10 million of which related to an annual advisor monitoring fee agreement. The Company has agreed to indemnify the Advisor and its affiliates and their respective partners, members, directors, officers, employees, agents and representatives for any and all losses relating to the transactional services contemplated by the transaction and monitoring fee agreement and the engagement of the Advisor pursuant to, and the performance by the Advisor of the services contemplated by, the transaction and monitoring fee agreement.

In January 2005, the Company paid the Advisor $10 million for the 2005 monitoring fee, and an additional $35 million to terminate the monitoring fee agreement.

In connection with the Acquisition, the Company issued $200 million mandatorily redeemable preferred stock to an affiliate of Banc of America Securities LLC. The mandatorily redeemable preferred

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares were redeemed using the proceeds from the senior subordinated notes issued July 1, 2004. Banc of America Securities LLC was also an initial purchaser of the senior subordinated notes and the senior discount notes and is an affiliate of a lender under the amended and restated senior credit facilities. Banc of America Securities LLC is an affiliate of BA Capital Investors Fund, L.P., one of the Original Shareholders (See Notes 16 and 18).

7.	Acquisitions, Divestitures and Ventures

Acquisitions:

•	On April 6, 2004, the Company acquired CAG (See Notes 1 and 2).

•	On December 31, 2002, the Predecessor acquired Clariant AG's European emulsions and worldwide emulsion powders businesses, valued at $154 million, including the assumption of related liabilities. Net of purchase price adjustments of $2 million and the assumption of liabilities of $21 million, the Predecessor paid $131 million cash for the net assets of the business in 2002. In 2003, the purchase price adjustment related to the acquisition was finalized, which resulted in the Predecessor making an additional payment of $7 million. The addition of this business to the Chemical Products segment enabled the Predecessor to offer a comprehensive range of value-added emulsions and emulsion powders that serve as the primary ingredients in quality surface coatings, adhesives, non-woven textiles and other applications. The emulsions and emulsion powders business has four production facilities servicing the product requirements of customers across Europe. There are also 11 sales offices and seven research and technology centers, located to provide rapid response to customers. Two of the production facilities are located in Germany and Spain, in close proximity to the Company's plants that supply chemical ingredients for emulsions. The Predecessor recorded $35 million of initial goodwill in 2002, which was subsequently reduced by $24 million upon completion of the purchase price allocation in 2003. In addition, the fair value of the intangible assets acquired was $42 million, consisting primarily of patents and trademarks (See Note 13).

•	On October 27, 2004, the Company agreed to acquire Acetex Corporation ("Acetex"), a Canadian corporation, for approximately $261 million and the assumption by the Company of debt owed by Acetex, valued at approximately $231 million. On January 12, 2005, the Acetex shareholders approved the transaction. Presently, Acetex has two primary businesses—its Acetyls business and its Specialty Polymers and Films business. The Acetyls business produces acetic acid, polyvinyl alcohol and vinyl acetate monomer, which are used to produce paints, coatings, adhesives, textiles and other products. These chemicals and their derivatives are used in a wide range of applications in the automotive, construction, packaging, pharmaceutical and textile industries. Specialty polymers developed and manufactured by Acetex are used in the manufacture of a variety of plastics products, including packaging and laminating products, auto parts, adhesives and medical products. The Films business focuses on products for the agricultural, horticultural and construction industries. Closing of the acquisition is conditioned upon regulatory approvals and other customary conditions. In connection with the funding of this acquisition, the Company expects to borrow $242 million under the delayed draw acquisition facility provided for in the amended and restated senior credit facilities (See Note 16).

•	In February 2005, the Company acquired Vinamul Polymers, the North American and European emulsion polymer business of Imperial Chemical Industries PLC ("ICI") for $208 million. The Vinamul Polymers product line includes vinyl acetate-ethylene copolymers, vinyl acetate homopolymers and copolymers, and acrylic and vinyl acrylic emulsions. Vinamul Polymers operates manufacturing facilities in the United States, Canada, the United Kingdom, and The Netherlands. As part of the agreement, ICI will continue to supply Vinamul Polymers with starch, dextrin and other specialty ingredients following the acquisition. The Company will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The Company primarily financed this acquisition through borrowings of $200 million under the amended and restated senior credit facilities (See Note 16).

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ventures:

•	In April 2004, the Company and a group of investors led by Conduit Ventures Ltd. entered into a venture, which is named Pemeas GmbH. This venture was formed in order to advance the commercialization of the Company's fuel cell technology. Pemeas GmbH is considered a variable interest entity as defined under FIN No. 46, The Company is deemed the primary beneficiary of this variable interest entity and, accordingly, consolidates this entity in its consolidated financial statements. The consolidation of this entity did not have a material impact on the Company's financial position or results of operations and cash flows as of and for the nine months ended December 31, 2004. In December 2004, the Company approved a plan to dispose of the Company's ownership interest in Pemeas GmbH.

•	On October 1, 2003, Celanese AG and Degussa AG ("Degussa") completed the combination of their European Oxo businesses. The venture, European Oxo GmbH, consists of both companies' propylene-based oxo chemical activities. Celanese AG contributed net assets with a carrying value of $12 million for a 50% interest in the venture. Celanese AG retained substantially all the accounts receivable, accounts payable and accrued liabilities of its contributed business existing on September 30, 2003. In addition, Celanese AG and Degussa each have committed to fund the venture equally. Under a multi-year agreement, Degussa has the option to sell its share in European Oxo GmbH to the Company at fair value beginning in January 2008. The Company has the option to purchase Degussa's share in the business at fair value beginning in January 2009. The Company's European Oxo business is part of the Company 's Chemical Products segment. The Company reports its investment in European Oxo Gmbh using the equity method of accounting.

Divestitures:

The following tables summarize the results of the discontinued operations for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002:

	Net Sales
	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Discontinued operations of Chemical Products	1	21	236	246
Discontinued operations of Performance Products	—	—	—	257
Discontinued operations of Ticona	1	—	45	57
Total discontinued operations	2	21	281	560

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Profit (Loss)
	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Discontinued operations of Chemical Products	—	(5)	(1)	(52)
Discontinued operations of Performance Products	—	—	—	10
Discontinued operations of Ticona	—	—	—	(1)
Total discontinued operations	—	(5)	(1)	(43)

2004

•	In December 2004, the Company approved a plan to dispose of COC business included within the Technical Polymers Ticona segment and the Company's interest in Pemeas GmbH, the fuel cell venture included in Other Activities. As a result of this decision, the Company recorded an impairment loss in the nine month period ended December 31, 2004 of $32 million (See Note 21).

2003

•	In September 2003, the Predecessor and The Dow Chemical Company ("Dow") reached an agreement for Dow to purchase the acrylates business of the Predecessor. This transaction was completed in February 2004 for a sales price of approximately $149 million, which resulted in a pre-tax gain of approximately $14 million in the three months ended March 31, 2004. Dow acquired the Predecessor's acrylates business line, including inventory, intellectual property and technology for crude acrylic acid, glacial acrylic acid, ethyl acrylate, butyl acrylate, methyl acrylate and 2-ethylhexyl acrylate, as well as acrylates production assets at the Clear Lake, Texas facility. In related agreements, the Company provides certain contract manufacturing services to Dow, and Dow supplies acrylates to the Company for use in its emulsions production. Simultaneous with the sale, the Predecessor repaid an unrelated obligation of $95 million to Dow. The acrylates business was part of the Predecessor's Chemical business. As a result of this transaction, the assets, liabilities, revenues and expenses related to the acrylates product lines at the Clear Lake, Texas facility as well as the gain recorded on the sale are reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144.

•	In December 2003, the Ticona segment completed the sale of its nylon business line to BASF. Ticona received cash proceeds of $10 million and recorded a gain of $3 million. The transaction is reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144.

In 2003, the Predecessor recorded $1 million in losses from operations of discontinued operations related to the acrylates and nylon business divestitures. In addition, the Predecessor also recorded adjustments related to prior year discontinued operations representing a gain of $4 million.

2002

•	Effective January 1, 2002, the Predecessor sold its interest in InfraServ GmbH & Co. Deponie Knapsack KG ("Deponie") to Trienekens AG. The Predecessor recorded a net cash outflow of $20 million on the sale of this business, which included cash of $35 million offset by proceeds received of $15 million, and a gain of $9 million on disposition of Deponie included in gain on disposition of assets.

•	In December 2002, the Predecessor completed the sale of Trespaphan, a global oriented polypropylene ("OPP") film business, to a consortium consisting of Dor-Moplefan Group and Bain Capital, Inc.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for a value of $214 million. Net of the purchase price adjustments of $19 million and the repayment of $80 million in intercompany debt that Trespaphan owed the Predecessor, the Predecessor received net proceeds of $115 million. Trespaphan was formerly part of the Predecessor's Performance Products segment. The transaction is reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144.

•	During 2002, the Predecessor sold its global allylamines and U.S. alkylamines businesses to U.S. Amines Ltd. These businesses are reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144.

In 2002, the Predecessor received net proceeds of $106 million and recorded $14 million in earnings (loss) from operation of discontinued operations (including a gain on disposal of discontinued operations of $14 million) and a gain of $9 million in gain on disposition of assets relating to these divestitures. Additionally, the Predecessor recognized a tax benefit of $40 million for discontinued operations, which includes a tax benefit associated with a tax deductible write down of the tax basis for Trespaphan's subsidiary in Germany relating to tax years ended December 31, 2001 and 2000. Since this tax benefit relates to an entity solely engaged in a business designated as discontinued operations, this tax benefit has been correspondingly included in earnings (loss) from discontinued operations.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Securities Available for Sale

At December 31, 2004 and 2003, the Company had $364 million and $333 million, respectively, of securities available for sale, which were included as a component of long-term and current other assets. The Company's captive insurance companies and pension related trusts hold these securities. The Successor recorded a net realized gain of $7 million for the nine months ended December 31, 2004. The Predecessor recorded a net realized gain (loss) of $0 million, $3 million and ($7) million for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type at December 31, 2004 and December 31, 2003, were as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(in $ millions)
Successor
At December 31, 2004
Debt securities
U.S. government	68	6	(1)	73
Foreign government	1	—	—	1
U.S. municipal	1	—	—	1
U.S. corporate	128	—	(1)	127
Total debt securities	198	6	(2)	202
Bank certificates of deposit	10	—	—	10
Equity securities	37	—	(1)	36
Mortgage-backed securities	103	9	—	112
Money markets deposits and other securities	4	—	—	4
	352	15	(3)	364

Predecessor
At December 31, 2003
Debt securities
U.S. government	69	7	—	76
Foreign government	2	1	—	3
U.S. municipal	1	—	—	1
U.S. corporate	106	2	—	108
Total debt securities	178	10	—	188
Bank certificates of deposit	35	—	—	35
Equity securities	51	2	(8)	45
Mortgage-backed securities	56	8	—	64
Money markets deposits and other securities	1	—	—	1
	321	20	(8)	333

Fixed maturities at December 31, 2004 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in $ millions)
Within one year(1)	26	27
From one to five years	141	141
From six to ten years	99	101
Greater than ten years	55	65
	321	334

(1)	Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Receivables, net

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Trade receivables – third party and affiliates	888	744
Reinsurance receivables	164	205
Other	506	384
Subtotal	1,558	1,333
Allowance for doubtful accounts	(22)	(22)
Net receivables	1,536	1,311

As of December 31, 2004 and 2003, the Company had no significant concentrations of credit risk since the Company's customer base is dispersed across many different industries and geographies.

10.	Inventories

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Finished goods	470	359
Work-in-process	26	16
Raw materials and supplies	122	134
Total inventories	618	509

11.	Investments

The Company accounts for the following Affiliates under the equity method:

			Carrying Value	Share of Earnings (Loss)
			Successor	Successor	Predecessor
Affiliate	Segment	Ownership	As of December 31, 2004	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004
			(in $ millions)
Estech GmbH & Co. KG	Chemical Products	51.0%	—	(3)	—
European Oxo GmbH	Chemical Products	50.0%	3	(5)	(3)
Fortron Industries	Ticona	50.0%	58	6	2
Korea Engineering Plastics Co., Ltd	Ticona	50.0%	155	11	3
Polyplastics Co., Ltd	Ticona	45.0%	202	17	7
InfraServ GmbH & Co. Gendorf KG	Other	39.0%	25	3	1
InfraServ GmbH & Co. Höchst KG	Other	31.2%	134	5	2
InfraServ GmbH & Co. Knapsack KG	Other	27.0%	20	1	—
Sherbrooke Capital Health and Wellness, L.P.	Performance Products	10.0%	3	1	—
Total			600	36	12

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Affiliates totals:
Net earnings	94	27	85	51
Successor/Predecessor's share:
Net earnings	36	12	35	21
Dividends	22	15	23	61
Other distributions	—	1	—	39

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Total assets	2,582	2,320
Total liabilities	1,346	1,147
Interests of others	754	720
Successor/Predecessor's share of equity	482	453
Excess of cost over underlying equity in net assets acquired	118	108
Successor/Predecessor's carrying value of investments	600	561

Estech GmbH & Co. KG is a venture created in 2002 for the production and marketing of neopolyol esters. The Company accounts for its ownership interest in Estech GmbH & Co. KG under the equity method of accounting because the minority shareholder has substantive participating rights that allow it to participate in significant decisions made in the ordinary course of business.

In October 2003, the Predecessor and Degussa completed the formation of European Oxo Chemicals GmbH, a venture created to own and operate the European propylene-based oxo businesses of the Predecessor and Degussa (See Note 7).

The Company accounts for its ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

In addition to equity method investments, the Company has certain investments that it accounts for under the cost method of accounting, which are recorded in non-current other assets in the consolidated balance sheet. The Company's investments accounted for under the cost method of accounting as of December 31, 2004 and 2003, respectively, are as follows:

		Successor	Predecessor
	Ownership	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
National Methanol Company	25%	54	—
Kunming Cellulose Fibers Co. Ltd.	30%	15	15
Nantong Cellulose Fibers Co. Ltd	31%	77	20
Zhuhai Cellulose Fibers Co. Ltd	30%	15	15
InfraServ GmbH & Co. Wiesbaden KG	18%	22	20
Other		50	44
Total		233	114

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain investments above, where the Company owns greater than a 20 percent ownership interest, are accounted for under the cost method of accounting primarily because the Company cannot exercise significant influence.

The Successor recognized $33 million of dividend income from investments accounted for under the cost method for the nine months ended December 31, 2004. The Predecessor recognized dividend income from investments accounted for under the cost method of $6 million, $53 million and $35 million for the three months ended March 31, 2004 and for the years ended December 31, 2003 and 2002, respectively.

12.	Property, Plant and Equipment

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Land	41	53
Land improvements	49	138
Buildings	248	598
Machinery and equipment	1,713	5,085
Capitalized interest	9	153
Construction in progress	88	193
Property, plant and equipment, gross	2,148	6,220
Less: accumulated depreciation	(446)	(4,510)
Property, plant and equipment, net	1,702	1,710

Depreciation totaled $144 million, $69 million, $278 million and $244 million for the nine months ended December 31, 2004, the three months ended March 31, 2004 and years ended December 31, 2003 and 2002, respectively.

Capital expenditures in property plant and equipment amounted to $166 million, $44 million, $211 million and $203 million for the nine months ended December 31, 2004, three months ended March 31, 2004, and years ended December 31, 2003 and 2002, respectively.

Assets under capital leases, net of accumulated amortization, amounted to approximately $5 million and $13 million at December 31, 2004 and 2003, respectively.

Interest costs capitalized were $4 million, $3 million, $3 million and $6 million for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

In the first quarter of 2004, as part of the acrylates divestiture, the Predecessor entered into a site agreement with Dow to allow Dow to use certain property, plant, and equipment. As the agreement met the stipulations of a capital lease under EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, the Company has reclassed $11 million related to property, plant and equipment into other long-term receivables.

In December 2004, the Company approved a plan to sell its COC business and recorded an impairment charge of $32 million for the nine months ended December 31, 2004.

In October 2004, the Company announced plans to consolidate its tow production to fewer sites by 2007 and to discontinue the production of acetate filament by mid-2005. In the third quarter of 2004, the Company recorded restructuring charges of $50 million related to asset impairment of the Company's acetate business.

At December 31, 2003, the consolidation of a variable interest entity, Dacron GmbH, resulted in the recording of $53 million in net property, plant and equipment.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2003, the Predecessor and Degussa began their European Oxo GmbH venture (See Note 7). The Predecessor contributed property, plant, and equipment with a net book value of $7 million to European Oxo GmbH.

In 2003, the purchase price allocation associated with the December 2002 acquisition of the Emulsions business was finalized. As a result, property, plant and equipment was increased by $35 million.

As of January 1, 2003, the Predecessor adopted SFAS No. 143, Accounting for Asset Retirement Obligations, and recognized transition amounts for existing asset retirement obligations and corresponding capitalized costs and accumulated depreciation. Upon adoption, the Predecessor recorded $8 million in land and land improvements, and a corresponding $5 million in accumulated depreciation. In addition, in the fourth quarter of 2003, the Predecessor assigned a probability that certain facilities in the Acetate products segment would close in the latter half of this decade and the Predecessor recorded $10 million in land and land improvements and $1 million in machinery and equipment as well as a corresponding $11 million in accumulated depreciation.

13.	Intangible Assets

Goodwill

	Chemical Products	Acetate Products	Ticona	Performance Products	Total
	(in $ millions)
Predecessor
Carrying value of goodwill as of December 31, 2001	528	153	343	—	1,024
Finalization of purchase accounting adjustments	35	—	—	—	35
Exchange rate changes	2	—	—	—	2
Carrying value of goodwill as of December 31, 2002	565	153	343	—	1,061
Finalization of purchase accounting adjustments	(24)	—	—	—	(24)
Exchange rate changes	27	8	—	—	35
Carrying value of goodwill as of December 31, 2003	568	161	343	—	1,072
Exchange rate changes	(2)	(1)	—	—	(3)
Carrying value of goodwill as of March 31, 2004 ..	566	160	343	—	1,069

Successor
Carrying value of goodwill associated with the Acquisition as of December 31, 2004	193	180	290	84	747

Successor

As a result of the Acquisition and Restructuring, the Company performed purchase price allocations and recorded goodwill of $747 million. (See Notes 2 and 31).

Predecessor

Effective January 1, 2002, the Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly applied the standards of the statement prospectively. This statement provides that goodwill and other intangible assets with an indefinite life no longer be amortized, rather they will be tested at least annually for impairment. Additionally, the adoption of SFAS No. 142 required that any unamortized negative goodwill (excess of fair value over cost) on the balance sheet be written off immediately and classified as a cumulative effect of change in accounting principle in the consolidated statement of operations. As a result, income of $9 million was recorded to cumulative effect of changes in accounting principles in the Predecessor's consolidated statement of operations in the first quarter of 2002.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of adopting SFAS No. 142 on net earnings and net earnings per share:

Predecessor
Year Ended December 31, 2002
(in $ millions, except per share data)
Reported net earnings	168
Adjustment for goodwill amortization	—
Adjustment for negative goodwill	(9)
Adjusted net earnings	159
Earnings per common share – basic and diluted:
Reported net earnings	3.34
Goodwill amortization	—
Negative goodwill	(0.18)
Adjusted net earnings	3.16

Other Intangible Assets

Successor

The Company has estimated the fair value of intangible assets acquired in the Acquisition, as follows:

Successor
As of December 31, 2004
(in $ millions)
Trademarks and tradenames	68
Customer related intangible assets	365
Developed technology	9
Total intangible assets, gross	442
Less: accumulated amortization	(42)
Total intangible assets, net	400

Aggregate amortization expense charged against earnings for intangible assets with finite lives during the nine months ended December 31, 2004 totaled $38 million. Estimated amortization expense for the succeeding five fiscal years is approximately $49 million in 2005, $48 million in 2006, $47 million in 2007, $44 million in 2008 and $42 million in 2009. The Company has trademarks and tradenames of $68 million which have an indefinite life. Accordingly, no amortization is recorded on these intangible assets.

Predecessor

The Predecessor's cost and accumulated amortization of other intangible assets, primarily related to the emulsion acquisition, as of December 31, 2003 were $67 million and $31 million, respectively. Aggregate amortization expense charged against earnings for intangible assets with finite lives during the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 totaled $2 million, $11 million and $2 million, respectively. Predecessor's intangible assets subject to amortization have a weighted average life of five years.

In 2003, it was determined that of the other intangible assets acquired in the emulsions acquisition, $7 million represents a trademark which has an indefinite life and is not subject to amortization. Accordingly, since 2003 amortization expense was not recorded for this trademark.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Accrued Liabilities

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Accrued salaries and benefits	206	160
Accrued environmental (See Note 19) .	25	35
Accrued restructuring (See Note 21)	68	40
Insurance loss reserves (See Note 28) .	115	145
Accrued legal	150	143
Other	324	396
Total accrued liabilities	888	919

As of December 31, 2004 and 2003, accrued legal above includes $145 million and $137 million, respectively, of liabilities related to sorbates matters (See Note 27).

As of December 31, 2003, the Other caption above includes a reclassification from Other liabilities of approximately $56 million in anticipation of an early payment of an obligation under a separate agreement with Dow, which was accelerated upon the close of the sale of the acrylates business. As of December 31, 2003, the total liability recorded within Other associated with this matter was $95 million, including interest. This amount was paid in February 2004 (See Note 7).

15.	Other Liabilities

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Environmental liabilities (See Note 19)	118	124
Insurance liabilities (See Note 28)	144	171
Other	248	194
Total other liabilities	510	489

Prior to the adoption of SFAS No. 143, the Predecessor had $33 million of post closure liabilities included within environmental liabilities. As provided under SFAS No. 143, such amounts were reversed, and $39 million of asset retirement obligations were established. As of December 31, 2004, estimated liabilities for asset retirement obligations were approximately $52 million, of which $42 million is included as a component of other long-term liabilities included in the Other caption above. This amount primarily represents the Company's estimated future liability for site demolition and for various landfill closures and the associated monitoring costs at these operating sites.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in asset retirement obligations are reconciled as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(in $ millions)
Balance at beginning of period	48	47	39
Additions	12	—	11
Accretion	1	1	2
Payments	(1)	(1)	(4)
Purchase accounting adjustments	(9)	—	—
Revisions to cash flow estimates	(1)	1	(1)
Exchange rate changes	2	—	—
Balance at end of period	52	48	47

In October 2004, the Company announced plans to consolidate its tow production to fewer sites by 2007 and to discontinue the production of acetate filament by mid-2005. The restructuring is being implemented to increase efficiency, reduce overcapacity and to focus on products and markets that provide long-term value. The establishment of $12 million in asset retirement obligations resulted in a corresponding charge to depreciation expense for the nine months ended December 31, 2004.

In the fourth quarter of 2003, the Predecessor assigned a probability that facilities in the Acetate Products segment will close. These facilities were previously deemed to have indeterminable lives. As a result, the Predecessor recorded depreciation expense of $11 million for the year ended December 31, 2003.

The Company has identified but not recognized asset retirement obligations related to substantially all of its existing operating facilities. Examples of these types of obligations include demolition, decommissioning, disposal and restoration activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of the existing operations. However, the Company currently plans on continuing operations at these facilities indefinitely and therefore a reasonable estimate of fair value cannot be determined at this time. In the event the Company considers plans to abandon or cease operations at these sites, an asset retirement obligation will be reassessed at that time. If certain operating facilities were to close, the related asset retirement obligations could significantly affect the Company's results of operations and cash flows.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Debt

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Short-term borrowings and current installments of long-term debt
Current installments of long-term debt	15	48
Short-term borrowings from Affiliates	128	100
Other	1	—
Total short-term borrowings and current installments of long-term debt	144	148
Long-term debt
Senior Credit Facilities:
Term loan facility	624	—
Floating Rate Term Loan, due 2011	350
Senior Subordinated Notes 9.625%, due 2014	1,231	—
Senior Subordinated Notes 10.375%, due 2014	272	—
Senior Discount Notes 10.5%, due 2014	424	—
Senior Discount Notes 10%, due 2014	103	—
Term notes:
6.125% notes, due 2004	—	25
7.125% medium-term notes, due 2009	14	14
Variable rate loans with interest rates adjusted periodically:
Due in 2005, interest rate of 1.55%	—	25
Due in 2008, interest rate of 1.55%	—	150
Due in 2009, interest rate of 2.90%	—	61
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030 (less purchase price adjustment of $2 million as of December 31, 2004)	191	209
Obligations under capital leases and other secured borrowings due at various dates through 2018	49	53
Subtotal ..	3,258	537
Less: Current installments of long-term debt	15	48
Total long-term debt	3,243	489

In connection with the acquisition of CAG, the Company borrowed $1,565 million under the senior subordinated bridge loan facilities, which were repaid in June 2004 through the issuance of: (a) $1.0 billion, 9.625% senior subordinated notes due in 2014; (b) € 200 million ($244 million), 10.375% senior subordinated notes due in 2014; and (c) $350 million floating rate term loan due in 2011. Additionally, the Company entered into senior credit facilities in April 2004, which provided financings of up to approximately $1.2 billion. As a result of the acquisition of CAG, the Company prepaid, in April 2004, $175 million of debt scheduled to mature in 2005 and 2008 and, in September 2004, prepaid approximately $60 million of additional pre-acquisition debt of CAG previously scheduled to mature in 2009.

In July 2004, the Company issued $225 million in 9.625% senior subordinated notes for cash proceeds of $231. These proceeds were used to repay mandatorily redeemable preferred stock (See Note 18).

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2005, the Company amended and restated these senior credit facilities, which now provide borrowings of up to approximately $2.8 billion, including a delayed draw acquisition facility of $242 million and repaid the $350 million floating rate term loan. In February 2005, the Company redeemed $521 million of the senior subordinated notes and $188 million of the Company's senior discount notes (See Note 3).

Senior Credit Facilities.    As of December 31, 2004, the senior credit facilities of $1,232 million consist of a term loan facility, a revolving credit facility and a credit-linked revolving facility.

The term loan facility consists of commitments of $454 million and €125 million, both maturing in 2011. As of December 31, 2004, the Company borrowed $624 million (including €125 million) under the term loan facility.

The revolving credit facility, through a syndication of banks, provides for borrowings of up to $380 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice. As of December 31, 2004, there were no amounts outstanding under the revolving credit facility, which matures in 2009.

Subsequent to the consummation of the initial public offering in January 2005, the Company entered into amended and restated senior credit facilities. The terms of the amended and restated senior credit facilities are substantially similar to the terms of the Company's existing senior credit facilities. Under the amended and restated facility, the term loan facility increased to $1,759 million (including €275 million). In addition, there is a new $242 million delayed draw facility which when drawn will be added to the existing term loan facility. The Company expects to use this delayed draw facility to finance the acquisition of Acetex.

Also in January 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. The $228 million credit-linked revolving facility, which matures in 2009, includes borrowing capacity available for letters of credit. As of December 31, 2004, there were $207 million of letters of credit issued under the credit-linked revolving facility. As of December 31, 2004, $401 million remained available for borrowing under the revolving credit facilities (taking into account letters of credit issued under the revolving credit facilities).

Substantially all of the assets of Celanese Holdings LLC ("Celanese Holdings"), the direct parent of BCP Crystal US Holdings Corp. ("BCP Crystal"), and, subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these facilities. The borrowings under the senior credit facilities bear interest at a rate equal to an applicable margin plus, at the borrower's option, either a base rate or a LIBOR rate. The applicable margin for borrowing under the base rate option is 1.50% and for the LIBOR option, 2.50% (in each case, subject to a step-down based on a performance test).

The senior credit facilities are subject to prepayment requirements and contain covenants, defaults and other provisions. The senior credit facilities require BCP Crystal to prepay outstanding term loans, subject to certain exceptions, with:

– 75% (such percentage will be reduced to 50% if BCP Crystal's leverage ratio is less than 3.00 to 1.00 for any fiscal year ending on or after December 31, 2005) of BCP Crystal's excess cash flow;

– 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, unless BCP Crystal reinvests or contracts to reinvest those proceeds in assets to be used in BCP Crystal's business or to make certain other permitted investments within 12 months, subject to certain limitations;

– 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the senior credit facilities, subject to certain exceptions; and

– 50% of the net cash proceeds of issuances of equity of Celanese Holdings, subject to certain exceptions.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BCP Crystal may voluntarily repay outstanding loans under the senior credit facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

In connection with the borrowing by BCP Crystal under the term loan portion of the senior credit facilities, BCP Crystal and CAC have entered into an intercompany loan agreement whereby BCP Crystal has agreed to lend the proceeds from any borrowings under its term loan facility to CAC. The intercompany loan agreement contains the same amortization provisions as the senior credit facilities. The interest rate with respect to the loans made under the intercompany loan agreement is the same as the interest rate with respect to the loans under BCP Crystal's term loan facility plus three basis points. BCP Crystal intends to service the indebtedness under its term loan facility with the proceeds of payments made to it by CAC under the intercompany loan agreement. This loan and related interest eliminate in consolidation.

Floating Rate Term Loan.    The $350 million floating rate term loan matures in 2011. The borrowings under the floating rate term loan bear interest at a rate equal to an applicable margin plus, at BCP Crystal's option, either a base rate or a LIBOR rate. Prior to the completion of the Restructuring, the applicable margin for borrowings under the base rate option was 3.25% and for the LIBOR option, 4.25%. Subsequent to the completion of the Restructuring, the applicable margin for borrowings under the base rate option is 2.50% and for the LIBOR option, 3.50%. The floating rate term loan accrues interest. We used a portion of new borrowings under the amended and restated senior credit facilities to repay the floating rate term loan and $3 million of associated premium in January 2005.

Senior Subordinated Notes.    The senior subordinated notes consist of $1,225 million of 9 5/8% Senior Subordinated Notes due 2014 and €200 million of 10 3/8% Senior Subordinated Notes due 2014. From the completion of the Restructuring, all of BCP Crystal's U.S. domestic, wholly owned subsidiaries that guarantee BCP Crystal's obligations under the senior credit facilities guarantee the senior subordinated notes on an unsecured senior subordinated basis. In February 2005, approximately $521 million of the net proceeds of the offering of our Series A common stock was used to redeem a portion of the senior subordinated notes and $51 million to pay the premium associated with the redemption.

Senior Discount Notes.    In September 2004, Crystal LLC and Crystal US Sub 3 Corp., a subsidiary of Crystal LLC, issued $853 million aggregate principal amount at maturity of their senior discount notes due 2014 consisting of $163 million principal amount at maturity of their 10% Series A senior discount notes due 2014 and $690 million principal amount at maturity of their 10½% Series B Senior Discount Notes due 2014 (collectively, the "senior discount notes"). The gross proceeds of the offering were $513 million. Approximately $500 million of the proceeds were distributed to the Company's Original Shareholders, with the remaining proceeds used to pay fees associated with the refinancing. Until October 1, 2009, interest on the senior discount notes will accrue in the form of an increase in the accreted value of such notes. Cash interest on the senior discount notes will accrue commencing on October 1, 2009 and be payable semiannually in arrears on April 1 and October 1. In February 2005, used approximately $37 million of the net proceeds of the offering of our Series A common stock to redeem a portion of the Series A senior discount notes and $151 million to redeem a portion of the Series B senior discount notes and $19 million to pay the premium associated with such redemption. Under the terms of the senior discount notes registration statement, the Company is required to use its reasonable best efforts to file a registration statement with the SEC relative to offers to exchange the outstanding notes for exchange notes and thereafter cause the registration statement to become effective not later than 270 days following the closing date of the first issuance of the outstanding notes or the interest rate on the outstanding notes will be increased. The Company expects to meet this requirement within the period specified.

Covenants.    The indentures governing the senior subordinated notes and the senior discount notes limit the ability of the issuers of such notes and the ability of their restricted subsidiaries to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends on or make other distributions or repurchase the respective issuer's capital stock;

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	make investments;

•	enter into certain transactions with affiliates;

•	limit dividends or other payments by BCP Crystal's restricted subsidiaries to it;

•	create liens or other pari passu on subordinated indebtedness without securing the respective notes;

•	designate subsidiaries as unrestricted subsidiaries; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the senior subordinated notes and the senior discount notes permit the issuers of the notes and their restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Celanese Holdings and its subsidiaries' ability to:

•	sell assets;

•	incur additional indebtedness or issue preferred stock;

•	repay other indebtedness (including the notes);

•	pay dividends and distributions or repurchase their capital stock;

•	create liens on assets;

•	make investments, loans guarantees or advances;

•	make certain acquisitions;

•	engage in mergers or consolidations;

•	enter into sale and leaseback transactions;

•	engage in certain transactions with affiliates;

•	amend certain material agreements governing BCP Crystal's indebtedness;

•	change the business conducted by Celanese Holdings and its subsidiaries; and

•	enter into hedging agreements that restrict dividends from subsidiaries.

In addition, the senior credit facilities require BCP Crystal to maintain the following financial covenants: a maximum total leverage ratio, a maximum bank debt leverage ratio, a minimum interest coverage ratio and maximum capital expenditures limitation. The maximum consolidated net bank debt to Adjusted EBITDA ratio, previously required under the senior credit facilities, was eliminated when we amended the facilities in January 2005.

As of December 31, 2004, the Company was in compliance with all of its debt covenants.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturation of the Company's debt, including short term borrowings, is as follows:

Total
(in $ millions)
2005	144
2006	39
2007	18
2008	7
2009	21
Thereafter(1)	3,158
Total	3,387

(1)	Includes $2 million purchase accounting adjustment to assumed debt.

17.    Benefit Obligations

Pension obligations.    Pension obligations are established for benefits payable in the form of retirement, disability and surviving dependent pensions. The benefits offered vary according to the legal, fiscal and economic conditions of each country. The commitments result from participation in defined contribution and defined benefit plans, primarily in the U.S. Benefits are dependent on years of service and the employee's compensation. Supplemental retirement benefits provided to certain employees are non-qualified for U.S. tax purposes. Separate trusts have been established for some non-qualified plans.

Defined benefit pension plans exist at certain locations in North America and Europe. As of December 31, 2004, the Company's U.S. qualified pension plan represented greater than 85 percent and 80 percent of Celanese's pension plan assets and liabilities, respectively. Effective January 1, 2001, for the U.S. qualified pension plan, the Company began providing pension benefits for certain new employees hired in the United States after December 31, 2000 based upon a new Cash Balance Plan formula. Independent trusts or insurance companies administer the majority of these plans. Actuarial valuations for these plans are prepared annually.

The Company sponsors various defined contribution plans in Europe and North America covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. Contributions to the defined contribution plans are based on specified percentages of employee contributions and they aggregated $8 million for the nine months ended December 31, 2004, $3 million for the three months ended March 31, 2004, $11 million in 2003 and $12 million in 2002.

In connection with the acquisition of CAG, the Purchaser agreed to pre-fund $463 million of certain pension obligations. During the nine months ended December 31, 2004, $409 million was pre-funded to the Company's pension plans. The Company contributed an additional $42 million to the non-qualified pension plan's rabbi trusts in February 2005.

Other postretirement obligations.    Certain retired employees receive postretirement medical benefits under plans sponsored by the Company, which has the right to modify or terminate these plans at any time. Company employees in the U.S. who were 50 years of age as of January 1, 2001, are eligible to receive postretirement medical benefits, both pre-65 coverage and continued secondary coverage at age 65, provided that upon termination they are at least age 55 and have a minimum of 10 years of service. On January 1, 2001, Celanese AG eliminated continued postretirement medical coverage at age 65 for employees who were not 50 on January 1, 2001 or were hired on or after January 1, 2001. This group of employees continues to be eligible for pre-65 postretirement medical coverage provided that upon termination they are at least age 55 and have a minimum of 10 years of service. Generally, the cost for coverage is shared between the Company and the employee, and is determined based upon completed years of service.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2003, the U.S. postretirement medical plan was amended to introduce defined dollar caps for pre-1993 retirees. The amendments included: pre-age 65 cap was set to $9,600 and the post-age 65 cap was set to $3,000; the elimination of pre-1993 retiree contributions until the cap is reached; moving all retirees to the managed choice program; and the introduction of relatively minor changes to the retiree cost sharing in order to simplify administration. These changes were approved in June 2003 and were reflected with a remeasurement of the retiree medical plan resulting in a reduction in the accumulated projected benefit obligation ("APBO") which was set up as a $67 million negative prior service cost base as these changes become effective July 1, 2004.

In December 2003, the Medicare Act established a prescription drug benefit under Medicare known as "Medicare Part D." As a result of this new federally funded benefit, the Company expects a reduction to the post-65 medical per capita claims cost in its postretirement plan. Accordingly, the Company treated the resulting $6 million reduction in APBO at July 1, 2004 as an actuarial gain. The introduction of the federal benefit reduced the Company's SFAS No. 106 net periodic benefit cost for the fiscal year ending December 31, 2004 by less than $1 million, due to lower service cost and interest, as well as amortization of the unrecognized net gain.

	Pension Benefits
	Successor	Predecessor
	As of December 31, 2004	As of March 31, 2004	As of December 31, 2003
	(in $ millions)
Change in projected benefit obligation
Projected benefit obligation at beginning of period	2,876	2,808	2,558
Service cost	30	9	36
Interest cost	131	40	171
Participant contributions	1	—	1
Plan amendments	—	1	5
Actuarial losses	187	64	156
Acquisitions	1	—	—
Special termination benefits	—	—	(1)
Divestitures	(1)	—	—
Settlements	(2)	—	(1)
Benefits paid	(136)	(44)	(170)
Change in measurement dates	—	—	6
Foreign currency exchange rate changes	35	(2)	47
Projected benefit obligation at end of period	3,122	2,876	2,808

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	Successor	Predecessor
	As of December 31, 2004	As of March 31, 2004	As of December 31, 2003
	(in $ millions)
Change in plan assets
Fair value of plan assets at beginning of period	1,995	1,929	1,574
Actual return on plan assets	171	73	343
Company contributions	434	39	154
Participant contributions	1	—	1
Settlements	(2)	(1)	(1)
Benefits paid	(136)	(44)	(170)
Change in measurement dates	—	—	2
Foreign currency exchange rate changes	23	(1)	26
Fair value of plan assets at end of period	2,486	1,995	1,929
Funded status and net amounts recognized
Plan assets in excess of (less than) benefit obligation	(636)		(879)
Unrecognized prior service cost	—		39
Unrecognized actuarial loss	153		830
Unrecognized net transition obligation	1		—
Net amount recognized in the consolidated balance sheets	(482)		(10)
Amounts recognized in the accompanying consolidated balance sheets consist of:
Accrued benefit liability	(504)		(739)
Intangible asset(1)	—		39
Additional minimum liability(2)	22		690
Net amount recognized in the consolidated balance sheets	(482)		(10)

(1) Amount is classified as other assets in the consolidated balance sheets.

(2) Amount shown net of tax in the consolidated statements of shareholders' equity (deficit).

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	Successor	Predecessor
	As of December 31, 2004	As of March 31, 2004	As of December 31, 2003
Weighted-average assumptions used to determine benefit obligations
Discount rate:
U.S. plans	5.88%	6.25%	6.25%
International plans	5.50%	6.00%	5.70%
Combined	5.85%	6.20%	6.20%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
International plans	3.25%	3.25%	3.25%
Combined	3.80%	3.80%	3.80%

	Postretirement Benefits
	Successor	Predecessor
	As of December 31, 2004	As of March 31, 2004	As of December 31, 2003
	(in $ millions)
Change in projected benefit obligation
Projected benefit obligation at beginning of period	417	424	487
Service cost	2	1	2
Interest cost	19	6	27
Participant contributions	10	3	11
Plan amendments	—	—	(67)
Actuarial losses (gains)	15	(9)	16
Acquisitions	1	—	—
Curtailments	—	(1)	—
Benefits paid	(45)	(6)	(55)
Foreign currency exchange rate changes	2	(1)	3
Projected benefit obligation at end of period	421	417	424

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Postretirement Benefits
	Successor	Predecessor
	As of December 31, 2004	As of March 31, 2004	As of December 31, 2003
	(in $ millions)
Change in plan assets
Fair value of plan assets at beginning of period	—	—	—
Actual return on plan assets	—	—	—
Company contributions	35	3	44
Participant contributions	10	3	11
Acquisitions	—	—	—
Divestitures	—	—	—
Settlements	—	—	—
Benefits paid	(45)	(6)	(55)
Change in measurement dates	—	—	—
Foreign currency exchange rate changes	—	—	—
Fair value of plan assets at end of period	—	—	—
Funded status and net amounts recognized
Plan assets in excess of (less than) benefit obligation	(421)		(424)
Unrecognized prior service (benefit)	—		(71)
Unrecognized actuarial loss	15		175
Net amount recognized in the consolidated balance sheets	(406)		(320)

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Postretirement Benefits
	Successor	Predecessor
	As of December 31, 2004	As of March 31, 2004	As of December 31, 2003
Weighted-average assumptions used to determine benefit obligations
Discount rate:
U.S. plans	5.88%	6.25%	6.25%
International plans	5.68%	6.00%	6.00%
Combined	5.86%	6.24%	6.25%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets at the end of 2004 and 2003 were as follows:

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Projected benefit obligation	3,102	2,790
Accumulated benefit obligation	2,948	2,655
Fair value of plan assets	2,466	1,910

The accumulated benefit obligation for all defined benefit pension plans was $2,964 million and $2,670 million at December 31, 2004 and December 31, 2003, respectively.

The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

In 2003, Celanese AG changed the actuarial valuation measurement date for its Canadian pension and other postretirement benefit plans from September 30 to December 31. The net effect of this change is not material.

In 2002, Celanese AG changed the actuarial valuation measurement date for its U.S. pension and other postretirement benefit plans from September 30 to December 31. Celanese AG believed this method was preferable because a calendar year reporting brought the valuation date in line with its fiscal year-end reporting allowing for a more current measurement of the related actuarial components. Celanese AG accounted for this as a change in accounting principle, which resulted in a cumulative effect adjustment in 2002. As a result, income of $9 million, net of income taxes of $5 million, was recorded to cumulative effect of changes in accounting principles in the consolidated statement of operations. In addition, this change reduced total 2002 pension and postretirement benefit expense cost by approximately $14 million.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	Successor	Predecessor
Components of net periodic benefit cost	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Service cost	30	9	36	33
Interest cost	131	40	171	166
Expected return on plan assets	(131)	(40)	(175)	(168)
Amortization of prior service cost	—	1	8	8
Recognized actuarial loss	2	6	16	3
Amortization of the unamortized obligation	—	—	(1)	(2)
Curtailment loss (gain)	—	—	—	(1)
Settlement loss	4	—	1	2
Special termination charge	3	—	—	—
Change in measurement dates	—	—	(1)	(14)
Net periodic benefit cost	39	16	55	27

	Pension Benefits
	Successor	Predecessor
Weighted-average assumptions used to determine net cost	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Discount rate:
U.S. plans	6.25%	6.25%	6.75%	7.25%
International plans	6.00%	5.70%	6.30%	6.90%
Combined	6.20%	6.20%	6.70%	7.20%
Expected return on plan assets:
U.S. plans	8.50%	8.50%	9.00%	9.00%
International plans	7.35%	7.35%	7.10%	7.60%
Combined	8.40%	8.40%	8.85%	8.90%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%	3.40%
International plans	3.25%	3.25%	3.30%	3.30%
Combined	3.80%	3.80%	3.80%	3.40%

On January 1, 2004 and April 1, 2004, the Company's health care cost trend assumption for U.S. postretirement medical plan's net periodic benefit cost was 11% per year grading down 1% per year to an ultimate rate of 5%.

	Postretirement Benefits
	Successor	Predecessor
Components of net periodic benefit cost	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Service cost	2	1	2	3
Interest cost	19	6	27	29
Amortization of prior service cost	(1)	(1)	(3)	(1)
Recognized actuarial loss	1	2	8	7
Change in measurement dates	—	—	1	1
Net periodic benefit cost	21	8	35	39

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Postretirement Benefits
	Successor	Predecessor
Weighted-average assumptions used to determine net cost	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Discount rate:
U.S. plans	6.25%	6.25%	6.75%	7.25%
International plans	6.00%	6.00%	6.50%	7.10%
Combined	6.25%	6.25%	6.75%	7.25%

Included in the pension obligations above are accrued liabilities relating to supplemental retirement plans for certain employees amounting to $238 million and $212 million as of December 31, 2004 and December 31, 2003, respectively. Pension expense relating to these plans included in net periodic benefit cost totaled $11 million, $5 million, $18 million and $20 million for the nine months ended December 31, 2004, the three months ended March 31, 2004 and for the years ended December 31, 2003 and 2002, respectively. To fund these obligations, non-qualified trusts were established, included within other non-current assets, which had market values of $127 million and $130 million at December 31, 2004 and December 31, 2003, respectively, and recognized income (loss) of $6 million, $(1) million and $3 million for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. There was no income recorded in 2002 related to these trusts. In 2003, the Predecessor contributed $18 million to these trusts from proceeds received from the demutualization of an insurance company. The gain associated with these proceeds was included within interest and other income, net, in the consolidated statement of operations.

The asset allocation for the qualified U.S. defined benefit pension plan as of December 31, 2004 and 2003, respectively, and the target allocation ranges for 2005 by asset category is presented below. The fair value of plan assets for this plan was $2,199 million and $1,783 million as of December 31, 2004 and 2003, respectively. These asset amounts represent approximately 88% of the total pension assets at December 31, 2004 and 93% at December 31, 2003. The expected long-term rate of return on these assets was 8.5% at December 30, 2004 and 9.0% at December 31, 2003.

Plan assets did not include any investment in Celanese AG or Celanese Corporation common shares during the periods presented.

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category – US	2005	2004	2003
Equity securities	55 - 80%	73%	74%
Debt securities	20 - 30%	22%	25%
Real estate	0 - 5%	0%	0%
Other	0 - 5%	5%	1%
Total		100%	100%

The asset allocation for the primary Canadian defined benefit pension plan as of December 31, 2004 and 2003, respectively, and the target allocation ranges for 2005 by asset category is presented below. The fair value of plan assets for this plan was $135 million and $116 million as of December 31, 2004 and 2003, respectively. These asset amounts represent approximately 5% of the total pension assets at December 31, 2004 and 6% of the total pension assets at December 31, 2003. The expected long-term rate of return on these plan assets was 7.5% at December 31, 2004 and 2003, respectively.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category – Canada	2005	2004	2003
Equity securities	55 - 75%	62%	64%
Debt securities	25 - 45%	30%	30%
Real estate	0 - 5%	3%	3%
Other	0 - 1%	5%	3%
Total		100%	100%

The Company's other post-retirement benefit plans are unfunded.

The financial objectives of the qualified U.S. and Canadian pension plans are established in conjunction with a comprehensive review of each plan's liability structure. Asset allocation policy is based on detailed asset/liability analysis. In developing investment policy and financial goals, consideration is given to the plan's demographics, the returns and risks associated with alternative investment strategies, and the current and projected cash, expense and funding ratios of the plan. A formal asset/liability mix study of the plan is undertaken every 3 to 5 years or whenever there has been a material change in plan demographics, benefit structure or funding status and investment market. The Company has adopted a long-term investment horizon such that the risk and duration of investment losses are weighed against the long-term potential for appreciation of assets. Although there cannot be complete assurance that these objectives will be realized, it is believed that the likelihood for their realization is reasonably high, based upon the asset allocation chosen and the historical and expected performance of the asset classes utilized by the plans. The intent is for investments to be broadly diversified across asset classes, investment styles, investment managers, developed and emerging markets, business sectors and securities in order to moderate portfolio volatility and risk. Investments may be in separate accounts, commingled trusts, mutual funds and other pooled asset portfolios provided they all conform to fiduciary standards.

External investment managers are hired to manage the pension assets. An investment consultant assists with the screening process for each new manager hired. Over the long-term, the investment portfolio is expected to earn returns that exceed a composite of market indices that are weighted to match each plan's target asset allocation. Long-term is considered three (3) to five (5) years; however, incidences of underperformance are analyzed. The portfolio return should also (over the long-term) meet or exceed the return used for actuarial calculations in order to minimize future pension contributions and escalation in pension expense.

The expected rate of return assumptions for plan assets are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles. Adjustments, upward and downward, may be made to those historical returns to reflect future capital market expectations; these expectations are typically derived from expert advice from the investment community and surveys of peer company assumptions.

As a result of the $105 million contribution made to the German plans for the year ended December 31, 2004, the four largest German plans, for the first time, have pension plan assets. The asset allocation for the German defined benefit pension plans as of December 31, 2004, and the target allocation ranges for 2005 by asset category are presented below. The fair value of plan assets for these plans was $118 million as of December 31, 2004. These asset amounts represent approximately 5% of the Company's total pension assets at December 31, 2004. The expected long-term rate of return on these assets was 5.25% at December 31, 2004.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category – Germany	2005	2004	2003
Equity securities	20 - 40%	31%	n/a
Debt securities	60 - 80%	69%	n/a
Real estate	0%	0%	n/a
Other	0%	0%	n/a
Total		100%

Plan assets did not include any investment in Celanese AG or the Company's common shares during the periods presented.

External investment managers have been hired to manage the German pension assets. For the equity securities portion, the goal is to approximate the development of the Euro Stoxx 50 Total Return performance using a passive equity mandate. For the debt security portion, a benchmark oriented active fixed income mandate that is oriented towards the Lehman Euro Aggregate Bond Index is used.

To limit the market price risk of the invested funds it was decided to invest the majority of the funds into fixed income instruments. The remaining portion of the funds were invested into equity instruments to benefit from a potentially higher equity performance compared with the current performance of fixed income instruments.

Beginning October 1, 2004, two different fund managers, one for equity and one for fixed income, began investing in the equity and fixed income fund. By the end of October 2004 both funds were completely invested. Moderate lower interest rates as well as rising equity markets provided a positive performance in the fourth quarter of 2004 for both funds.

The funds are designated and managed in a way that the assets invested provide a Euro based performance to meet the pension requirements of German entities which are predominantly in Euro. This ensures that additional risks from currency fluctuations are kept at a low level.

The expected rate of return assumptions for plan assets are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles. Adjustments, upward and downward, may be made to those historical returns to reflect future capital market expectations; these expectations are typically derived from expert advice from the investment community and surveys of peer company assumptions.

The table below reflects the pension benefits expected to be paid from the plan or from the Company's assets. The postretirement benefits represent both the Company's share of the benefit cost and the participants' share of the cost, which is funded by participant contributions to the plan. Expected contributions reflect amounts expected to be contributed to funded plans.

	Pension Benefits	Postretirement Benefits
Employer Contributions	(in $ millions)
2005 (projected)	7	n/a
Expected Benefit Payments
2005	180	47
2006	177	43
2007	178	41
2008	180	40
2009	184	38
2010-2014	1,013	166

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percent Increase	One Percent Decrease
	(in $ millions)
Effect on postretirement obligation	2	(2)

The effect of a one percent increase or decrease in the assumed health care cost trend rate would have less than a $1 million impact on service and interest cost.

The following table represents additional benefit liabilities and other similar obligations:

	Successor As of December 31, 2004	Predecessor As of December 31, 2003
Other Obligations	(in $ millions)
Long-term disability	71	79
Other	19	27
Total	90	106

18.    Mandatorily Redeemable Preferred Stock

In April 2004, the Company issued 200,000 shares of Series A Cumulative Exchangeable Preferred Shares due 2016 for gross proceeds of $200 million, exclusive of $18 million of fees. These non-voting preferred shares had an initial liquidation preference of $1,000 per share and a dividend rate of 13%. As these preferred shares were mandatorily redeemable, they were recorded as a liability on the consolidated balance sheet, and the Company recorded associated interest expense of $6 million for the nine months ended December 31, 2004. These preferred shares were redeemed on July 1, 2004 for $227 million, which included $6 million in accrued interest and a redemption premium of $21 million. Accordingly, the Company expensed $18 million of unamortized deferred financing costs and the redemption premium of $21 million, both of which are included within interest expense in the nine months ended December 31, 2004.

19.    Environmental

General – The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies.

For the nine months ended December 31, 2004, the Successor's worldwide expenditures, including expenditures for legal compliance, internal environmental initiatives and remediation of active, orphan, divested and U.S. Superfund sites were $66 million. The Predecessor's worldwide expenditures for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 were $22 million, $80 million and $83 million, respectively. The Successor's capital project related environmental expenditures for the nine months ended December 31, 2004, and the Predecessor's for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, included in worldwide expenditures, were $6 million, $2 million, $10 million and $4 million, respectively. Environmental reserves for remediation matters were $143 million and $159 million as of December 31, 2004 and 2003, respectively. As of December 31, 2004, the estimated range for remediation costs is between $100 million and $143 million, with the best estimate being $143 million.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Remediation – Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or U.S. Superfund sites. In addition, as part of the demerger agreement between the Predecessor and Hoechst, a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Predecessor. The Company provides for such obligations when the event of loss is probable and reasonably estimable.

For the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, the total remediation efforts charged to earnings before tax were $3 million, $0 million, $0 million and $7 million, respectively. These charges were offset by reversals of previously established environmental reserves due to favorable trends in estimates at unrelated sites of $2 million, $2 million, $6 million and $15 million during the nine months ended December 31, 2004, the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002, respectively. Management believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

The Company did not record any insurance recoveries related to these matters for the reported periods. There are no receivables for recoveries as of December 31, 2004 and 2003.

German InfraServs – On January 1, 1997, coinciding with a reorganization of the Hoechst businesses in Germany, real estate service companies ("InfraServs") were created to own directly the land and property and to provide various technical and administrative services at each of the manufacturing locations. The Company has manufacturing operations at three InfraServ locations in Germany: Oberhausen, Frankfurt am Main-Hoechst and Kelsterbach, and holds interests in the companies which own and operate the former Hoechst sites in Gendorf, Knapsack and Wiesbaden.

InfraServs are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate. The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies will indemnify Hoechst against environmental liabilities resulting from the transferred businesses. Additionally, the InfraServs have agreed to indemnify Hoechst against any environmental liability arising out of or in connection with environmental pollution of any site. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on a few sites that were not transferred to InfraServ companies, in which case Hoechst must reimburse the Company for two-thirds of any costs so incurred.

The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ Partnership. In view of this potential obligation to eliminate residual contamination, the InfraServs, primarily relating to equity and cost affiliates which are not consolidated by the Company, have reserves of $81 million and $72 million as of December 31, 2004 and December 31, 2003, respectively.

If an InfraServ partner defaults on its respective indemnification obligations to eliminate residual contamination, the owners of the remaining participation in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServs or their owners, these liabilities are to be borne by the Company in accordance with the demerger agreement. However, Hoechst will reimburse the Company for two-thirds of any such costs. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on several sites that were not transferred to InfraServ companies, in which case Hoechst must also reimburse the Company for two-thirds of any costs so incurred. The German InfraServs are owned partially by the Company, as noted below, and the remaining ownership is held by various other

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies. The Company's ownership interest and environmental liability participation percentages for such liabilities which cannot be attributed to an InfraServ partner were as follows as of December 31, 2004:

Company	Ownership %	Liability %
InfraServ GmbH & Co. Gendorf KG	39.0%	10.0%
InfraServ GmbH & Co. Oberhausen KG	84.0%	75.0%
InfraServ GmbH & Co. Knapsack KG	27.0%	22.0%
InfraServ GmbH & Co. Kelsterbach KG	100.0%	100.0%
InfraServ GmbH & Co. Höchst KG	31.2%	40.0%
InfraServ GmbH & Co. Wiesbaden KG	17.9%	0.0%
InfraServ Verwaltungs GmbH	100.0%	0.0%

U.S. Superfund Sites – In the U.S., the Company may be subject to substantial claims brought by U.S. Federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as "Superfund") for investigation and cleanup costs at approximately 50 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties ("PRP") under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. As of December 31, 2004 and 2003, the Successor and the Predecessor had provisions totaling $14 million and $12 million, respectively, for U.S. Superfund sites and utilized $2 million, less than $1 million, $1 million and $1 million of these reserves during the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002. There were no significant additional provisions recorded during the nine months ended December 31, 2004, the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002.

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company will join with other PRPs to sign joint defense agreements that will settle, among PRPs, each party's percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.

Hoechst Liabilities – In connection with the Hoechst demerger, Celanese AG agreed to indemnify Hoechst for the first €250 million (approximately $340 million) of future remediation liabilities for environmental damages arising from 19 specified divested Hoechst entities. As of December 31, 2004 and 2003, reserves of $46 million and $53 million, respectively, for these matters are included as a component of the total environmental reserves. Celanese AG and its legal successors, have made total payments through the years ended December 31, 2004 and 2003 of $38 million and $35 million, respectively. If such future liabilities exceed €250 million (approximately $340 million), Hoechst will bear such excess up to an additional €500 million (approximately $680 million). Thereafter, the Company will bear one-third and Hoechst will bear two-thirds of any further environmental remediation liabilities. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under this indemnification, the Company has not recognized any liabilities relative to this indemnification.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Shareholders' Equity (Deficit)

Number of Shares Authorized and Issued

See table below for share activity:

	Common Stock	Common Stock	Authorized Common Stock	Treasury Stock
	(authorized and issued)	(outstanding)	(authorized, not issued)
Predecessor	(in whole shares)
As of December 31, 2001	55,915,369	50,334,891	—	5,580,478
Retirement of treasury shares	(1,125,000)	—	—	(1,125,000)
Shares repurchased into treasury	—	(284,798)	—	284,798
Shares issued to Celanese AG Supervisory Board from treasury	—	8,383	—	(8,383)
Authorized capital increases pursuant to stock option plan	—	—	1,250,000	—
As of December 31, 2002	54,790,369	50,058,476	1,250,000	4,731,893
Shares repurchased into treasury	—	(749,848)	—	749,848
Shares issued to Celanese AG Supervisory Board from treasury	—	12,840	—	(12,840)
Authorized capital increases pursuant to stock option plan	—	—	1,250,000
As of December 31, 2003	54,790,369	49,321,468	2,500,000	5,468,901
As of March 31, 2004	54,790,369	49,321,468	2,500,000	5,468,901

Successor
Shares issued upon formation of the Company and as of December 31, 2004	99,377,884	99,377,884	400,623,115	—

On December 31, 2004, the capital structure of the Company consisted of 650,494 shares of Series B common stock, par value $0.01 per share. In January 2005, the Company amended its certificate of incorporation and increased its authorized common stock to 500,000,000 shares and the Company effected a 152.772947 for 1 stock split for the outstanding shares of the Series B common stock. Accordingly, all Successor share information is effected for such stock split.

Additional Paid-in Capital

Predecessor

In 2002, the Predecessor retired 1,125,000 shares held in treasury, which resulted in a $3 million reduction of common stock, a $22 million reduction in additional paid-in capital and a $25 million reduction in treasury stock.

In connection with the demerger and pursuant to the Demerger Agreement executed and delivered by the Predecessor and Hoechst, the Predecessor assumed all of the assets and liabilities of Hoechst's basic chemicals, acetate, technical polymer and certain other industrial businesses as well as certain contractual rights and obligations related to other current and former Hoechst businesses. For the nine

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended December 31, 2004, the Successor recorded a $3 million increase to additional paid-in capital related to recoveries due from Hoechst for the antitrust matters in the sorbates industry. During 2003, the Predecessor recorded a $44 million increase to additional paid-in capital related to recoveries due from Hoechst for the antitrust matters in the sorbates industry (See Note 27). During 2002, the Predecessor recorded a $7 million increase to additional paid-in capital.

During 2003 and 2002, the Predecessor granted stock options totaling 0.1 million and 1.1 million, respectively, and, in accordance with SFAS No. 123, expensed the fair value of these options. As a result, additional paid-in capital increased by $1 million during the three months ended March 31, 2004, $5 million in 2003 and $3 million in 2002 to reflect the amortization of the fair value of the stock options (See Note 23).

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss), which is displayed in the consolidated statement of shareholders' equity (deficit), represents net earnings (loss) plus the results of certain shareholders' equity (deficit) changes not reflected in the consolidated statements of operations. Such items include unrealized gains/losses on marketable securities, foreign currency translation, additional minimum pension liabilities and unrealized gains/losses on derivative contracts.

The after-tax components of accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Additional Minimum Pension Liability	Unrealized Gain/ (Loss) on Derivative Contracts	Accumulated Other Comprehensive Income/ (Loss)
	(in $ millions)
Predecessor
Balance at December 31, 2001	3	(256)	(240)	(4)	(497)
Current-period change	3	192	(220)	(5)	(30)
Balance at December 31, 2002	6	(64)	(460)	(9)	(527)
Current-period change	4	307	12	6	329
Balance at December 31, 2003	10	243	(448)	(3)	(198)
Current-period change	7	(46)	—	—	(39)
Balance at March 31, 2004	17	197	(448)	(3)	(237)

Successor
Current-period change	(7)	7	(19)	2	(17)
Balance at December 31, 2004	(7)	7	(19)	2	(17)

Dividends

Successor

In September 2004, the Company issued senior discount notes for gross proceeds of $513 million and distributed $500 million of the proceeds to the Original Stockholder in the form of a dividend.

On March 8, 2005, the Company declared a special $804 million cash dividend and a 7,500,000 Series A common stock dividend to the Series B common stock shareholders, which is expected to be paid on April 7, 2005. The dividends will substantially reduce the equity received from the initial public offering (See Note 3). Upon payment of the $804 million dividend, the shares of the Series B common stock convert automatically to shares of Series A common stock.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Special Charges

Special charges include provisions for restructuring and other expenses and income incurred outside the normal ongoing course of operations. Restructuring provisions represent costs related to severance and other benefit programs related to major activities undertaken to fundamentally redesign the business operations, as well as costs incurred in connection with decisions to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with employees' representatives or individual agreements with affected employees, as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. The Company reassesses the reserve requirements to complete each individual plan under existing restructuring programs at the end of each reporting period. Actual experience may be different from these estimates.

The components of special charges for the nine months ended December 31, 2004, the three months ended March 31, 2004 and for the years ended December 31, 2003 and 2002 were as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Employee termination benefits	(8)	(2)	(18)	(8)
Plant/office closures	(52)	—	(7)	(6)
Restructuring adjustments	3	—	6	10
Total Restructuring	(57)	(2)	(19)	(4)
Sorbates antitrust matters	—	—	(95)	—
Plumbing actions	1	—	107	—
Asset impairments	(34)	—	—	—
Other	(1)	(26)	2	9
Total Special Charges	(91)	(28)	(5)	5

The components of the December 31, 2004, March 31, 2004 and the December 31, 2003 restructuring reserves were as follows:

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Employee Termination Benefits	Plant/Office Closures	Total
	(in $ millions)
Predecessor
Restructuring reserve at December 31, 2002	39	29	68
Restructuring additions	18	7	25
Cash and noncash uses	(32)	(13)	(45)
Other changes	—	(6)	(6)
Currency translation adjustments	3	4	7
Restructuring reserve at December 31, 2003	28	21	49
Restructuring additions	2	—	2
Cash and noncash uses	(5)	(2)	(7)
Other changes	—	—	—
Currency translation adjustments	—	—	—
Restructuring reserve at March 31, 2004	25	19	44

Successor
Restructuring reserve at April 1, 2004	25	19	44
Purchase accounting adjustments	51	—	51
Restructuring additions	8	52	60
Cash and noncash uses	(14)	(56)	(70)
Other changes	—	(3)	(3)
Currency translation adjustments	2	2	4
Restructuring reserve at December 31, 2004	72	14	86

Successor

Included in the above restructuring reserve of $86 million at December 31, 2004 are $18 million of long-term reserves included in Other liabilities.

For the nine months ended December 31, 2004, the Successor recorded expense of $91 million in special charges, which consisted of $60 million of restructuring charges and $34 million from other special charges. The $60 million of additions to the restructuring reserve included employee severance costs of $8 million and plant and office closure costs of $52 million. Within other special charges there were $34 million of expenses, of which $32 million related to a non-cash impairment charge based on the Company's decision to sell its COC business within the Ticona Technical Polymers segment, and $2 million related to an asset impairment of a chemical unit in Canada.

In October 2004, the Company announced plans to consolidate its tow production to fewer sites by 2007 and to discontinue the production of acetate filament by mid-2005. In the third quarter of 2004, the Company recorded restructuring charges of $50 million related to asset impairment of the Company's acetate business. The restructuring is being implemented to increase efficiency, reduce overcapacity and to focus on products and markets that provide long-term value.

During the nine months ended December 31, 2004, the Company continued with its redesign initiatives. The Chemical Products segment recorded approximately $4 million of severance and organizational redesign costs, which included approximately $2 million related to the shutdown of an obsolete synthesis gas unit in Germany. Ticona recorded approximately $6 million similarly for severance, relocation and employee related expenses, primarily associated with management's initiative to relocate the segment's administrative and research and development functions from Summit, New Jersey to Florence, Kentucky.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Acquisition, at the Acquisition Date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, but has recorded initial purchase accounting liabilities of $60 million, $51 million of which is included in the table above, with the remaining $9 million recorded in other current liabilities. These liabilities are primarily for employee severance and related costs in connection with the preliminary plan as well as approving the continuation of all existing Predecessor restructuring and exit plans. As the Company finalizes its plans to exit or restructure activities, it may record additional liabilities, for among other things, severance and severance related costs and such amounts could be significant.

Predecessor

Included in the above restructuring reserve of $49 million as of December 31, 2003, is $9 million of long-term reserves included in other liabilities.

For the three months ended March 31, 2004, the Predecessor recorded $28 million in special charges, comprised primarily of expenses for advisory services related to the Acquisition.

In 2003, the Predecessor recorded expense of $5 million in special charges, which consisted of $25 million of restructuring charges, $6 million of income from favorable adjustments to restructuring reserves that were recorded previously and $14 million of income from other special charges. The $25 million of additions to the restructuring reserve included employee severance costs of $18 million and plant and office closure costs of $7 million. Within other special charges there was income of $107 million related to insurance recoveries associated with the plumbing cases, partially offset by $95 million of expenses for antitrust matters in the sorbates industry, primarily related to a decision by the European Commission.

In 2003, the Chemical Products segment recorded employee severance charges of $4 million, which primarily related to the shutdown of an obsolete synthesis gas unit in Germany.

In 2003, Ticona commenced the redesign of its operations. These plans included a decision to sell the Summit, New Jersey site and to relocate administrative and research and development activities to the existing Ticona site in Florence, Kentucky in 2004. As a result of this decision, the Predecessor recorded termination benefit expense of $5 million in 2003. In addition to the relocation in the United States, Ticona has streamlined its operations in Germany, primarily through offering employees early retirement benefits under an existing employee benefit arrangement. As a result of this arrangement, Ticona recorded a charge of $7 million in 2003.

Also in 2003, based on a 2002 restructuring initiative to concentrate its European manufacturing operations in Germany, Ticona ceased its manufacturing operations in Telford, United Kingdom. This resulted in contract termination costs and asset impairments totaling $7 million and employee severance costs of $1 million in 2003. Through December 31, 2003, the total costs of the Telford shutdown through 2003 were $12 million.

The $6 million of income from favorable adjustments of previously recorded restructuring reserves consisted of a $1 million adjustment to the 2002 reserves, a $4 million adjustment to the 2001 reserves and a $1 million adjustment to the 1999 reserves. The adjustment to the 2002 reserve related to lower than expected costs related to the demolition of the GUR Bayport facility. The adjustment to the 2001 reserve was primarily due to the lower than expected decommissioning costs of the Mexican production facility. The adjustment to the 1999 reserve was due to lower than expected payments related to the closure of a former administrative facility in the United States.

In 2002, the Predecessor recorded income from special charges of $5 million, which consisted of $14 million of restructuring charges, $10 million of income from favorable adjustments to previously recorded restructuring reserves, $1 million of income from reimbursements from third party site partners related to prior year initiatives, and $8 million of income from other special charges. The $14 million of restructuring charges included employee severance costs of $8 million and plant and office closure costs of $6 million.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Project Focus, initiated in early 2001, set goals to reduce trade working capital, limit capital expenditures and improve earnings before interest, taxes, depreciation and amortization from programs to increase efficiency. Project Forward was announced in August 2001 and initiated additional restructuring and other measures to reduce costs and increase profitability. During 2002, the Predecessor recorded employee severance charges of $8 million, of which $3 million related to adjustments to the 2001 forward initiatives and $4 million for streamlining efforts of production facilities in Germany and the United States, and $1 million for employee severance costs in the polyvinyl alcohol business.

Ticona recorded asset impairments of $4 million in 2002 related to a decision in 2002 to shutdown operations in Telford, United Kingdom in 2003. In addition, with the construction of a new and expanded GUR plant in Bishop, Texas, the GUR operations in Bayport, Texas were transferred to a new facility. Decommissioning and demolition costs associated with the Bayport closure were $2 million.

The $10 million of favorable adjustments of previously recorded restructuring reserves consisted of an $8 million adjustment to the 2001 reserves and a $2 million adjustment to the 2000 reserves. The 2001 adjustment was primarily due to lower than expected personnel and closure costs associated with the streamlining of chemical facilities in the United States, Canada, and Germany. The 2000 adjustment was due to lower than expected demolition costs for the Chemical Products production facility in Knapsack, Germany. The other special charges income of $8 million related to a reduction in reserves associated with settlements of environmental indemnification obligations associated with former Hoechst entities.

22.    Income Taxes

As of the period ended December 31, 2004, the Company is headquartered in the U.S. Under federal U.S. tax law, U.S. corporations are subject to a 35% federal corporate income tax. In addition, U.S. corporations are generally subject to state income taxes at various rates based on location. The estimated average state income tax rate, after federal benefit, is approximately 2%.

For the three months ended March 31, 2004, and for the years ended 2003 and 2002, the Predecessor was headquartered in Germany. Under German tax law, German corporations are subject to both a corporate income tax and a trade income tax, the latter of which varies based upon location. The German corporate income tax rate in 2003 was 26.5%. Combined with a solidarity surcharge of 5.5% on the corporate tax, and the blended trade income tax rate after corporate tax benefit, the statutory tax rate in Germany was 41 percent. In 2002 and for the three months ended March 31, 2004, the corporate rate was 25%. Combined with a solidarity surcharge of 5.5% on the corporate tax, and the blended trade income tax rate after corporate tax benefit, the statutory tax rate in Germany was 40%.

Deferred taxes are being provided at a 37% percent rate for the U.S. companies as of December 31, 2004. Deferred taxes are being provided on all other companies at the tax rate that will be in effect in the local tax jurisdictions at the time the temporary differences are expected to reverse.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predcessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Earnings (loss) from continuing operations before income tax and minority interests:
Germany	(117)	14	(28)	140
U.S.	(98)	(3)	68	(150)
Other ..	41	61	156	190
Total	(174)	72	196	180
Provision (benefit) for income taxes:
Current:
Germany	19	17	28	37
U.S.	2	(2)	(74)	(29)
Other	36	7	35	39
Total current	57	22	(11)	47
Deferred:
Germany	(12)	(5)	(8)	24
U.S.	—	4	76	(15)
Other	25	(4)	(4)	1
Total deferred	13	(5)	64	10
Income tax provision	70	17	53	57
Effective income tax rate reconciliation:
A reconciliation of income tax provision (benefit) for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 determined by using the applicable U.S. statutory rate of 35% for the nine months ended December 31, 2004, and, the applicable German statutory rate of 40% for the three months ended March 31, 2004; 41% and 40% for the years ended December 31, 2003 and 2002, respectively, is as follows:
Income tax provision (benefit) computed at statutory tax rates	(61)	29	80	72
Increase (decrease) in taxes resulting from:
Change in valuation allowance	113	—	(7)	(26)
Equity income and dividends	10	(2)	5	14
Expenses not resulting in tax benefits	51	—	—	—
Subpart F income	4	1	4	2
U.S. tax rate differentials	—	—	(4)	6
Other foreign tax rate differentials	(43)	(19)	(39)	(31)
Valuation adjustments in subsidiaries	—	—	8	15
Change in statutory German trade tax rate	—	—	(3)	—
Adjustment for prior years taxes	—	—	7	—
Other	(4)	8	2	5
Income tax provision	70	17	53	57

The Successor recognized income tax expense of $70 million for the nine months ended December 31, 2004. The Predecessor recognized income tax expense of $17 million, $53 million and $57 million for the three months ended March 31, 2004 and for the years ended December 31, 2003 and 2002, respectively.

The effective tax rate for the nine months ended December 31, 2004 was negative 40 percent. The effective tax rate for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 was 24 percent, 27 percent and 32 percent, respectively. For the nine months ended December 31,

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004, and as compared to the statutory rate, the effective tax rate was unfavorably affected primarily by the application of full valuation allowances against post-acquisition net U.S. deferred tax assets, Canadian deferred tax assets due to post-acquisition restructuring and certain German deferred tax assets. A valuation allowance is provided when it is more likely than not that a deferred tax asset, all or in part, will not be realized. The effective rate was also unfavorably affected by the non-recognition of tax benefits associated with acquisition related expenses. The unfavorable effects were partially offset by unrepatriated low taxed earnings, primarily in Singapore. In the nine months ended December 31, 2004, the Company finalized certain tax audits related to the pre-acquisition period which resulted in a reduction to income taxes payable of approximately $113 million with a corresponding reduction to goodwill.

The effective tax rate for the three months ended March 31, 2004 was based on a 24% annualized effective rate which was primarily attributable to projected unrepatriated low taxed earnings in Singapore.

In comparison to the German statutory tax rate, the 2003 effective rate was favorably affected by unrepatriated low-taxed earnings, favorable settlement of prior year (1996) taxes in the U.S., equity earnings from Polyplastics Co. Ltd. which are excluded from U.S. taxable income and utilization of a U.S. capital loss carryforward that had been subject to a valuation allowance. The effective tax rate was unfavorably affected in 2003 by dividend distributions from subsidiaries and writedowns of certain German corporate income and trade tax benefits related to prior years.

In comparison to the German statutory tax rate, the effective tax rate in 2002 was favorably affected by the utilization of certain net operating loss carryforwards in Germany, the release of certain valuation allowances on prior years' deferred tax assets, unrepatriated low-taxed earnings and a lower effective minimum tax burden in Mexico. The effective tax rate was unfavorably affected in 2002 by distributions of taxable dividends from equity investments and the reversal of a tax-deductible writedown in 2000 of a German investment.

The tax effects of the temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Pension and postretirement obligations	372	365
Accrued expenses	104	122
Net operating loss and tax credit carryforwards	298	361
Investments	(8)	35
Other	31	66
Subtotal	797	949
Valuation allowance (1)	(590)	(160)
Deferred tax assets	207	789
Depreciation and amortization	316	207
Interest	0	3
Inventory	12	24
Other	30	—
Deferred tax liabilities	358	234
Net deferred tax assets (liabilities)	(151)	555

(1)	Includes deferred tax asset valuation allowance adjustments of approximately $390 million which were recorded to Goodwill. These account for the primary differences with respect to items which are not reflected in the effective tax rate reconciliation.

The Company has established valuation allowances for its deferred tax assets in the U.S., Mexico and certain Canadian and German entities. These valuation allowances relate to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004, the Company has net operating loss carryforwards of approximately $300 million for Germany and Mexico, with various expiration dates. The U.S. federal net operating loss carryforwards are approximately $490 million for the pre-acquisition period and are subject to significant limitation. The acquisition and corresponding tax law governing the utilization of acquired net operating losses triggered this limitation. The associated deferred tax asset was $172 million at the acquisition date. Except for an estimated $19 million, potentially realizable as a result of the annual limitation effect and utilizable against future U.S. taxable income (which has been subject to a full valuation allowance), the remaining tax benefit for the pre-acquisition U.S. net operating loss carryforward has been written off.

Post-acquisition U.S. federal net operating loss carryforwards are approximately $280 million and will expire in 2024. Post acquisition foreign net operating loss carryforwards are approximately $80 million and will expire at various dates.

The other U.S. net deferred tax assets as of March 31, 2004 was $351 million. As a result of the acquisition, a full valuation allowance was applied against these net assets with a corresponding increase in Goodwill. A subsequent recognition of any tax benefit related to these temporary differences and/or certain pre-acquisition net operating losses will be a decrease to Goodwill.

The Company had U.S. capital loss carryforwards of $104 million, which expired in October 2004 and accordingly are not reflected in the 2004 deferred tax assets and valuation allowance amounts above.

Provisions have not been made for income taxes or foreign withholding taxes on cumulative earnings of foreign subsidiaries of approximately $83 million because such earnings will either not be subject to any such taxes or are intended to be indefinitely reinvested in those operations. In addition, the Company has not provided taxes on approximately $480 million of temporary differences attributable to investments in foreign subsidiaries and corporate joint ventures because such differences are essentially permanent in duration. It is not practical to determine the tax liability, if any, that would be payable if such amounts were not reinvested indefinitely or were not permanent in duration.

The Act provides for a one-time tax deduction of 85% of certain foreign earnings that are repatriated. This provision is applicable to the last tax year that began before the enactment date, or that begins in the one-year period beginning on the enactment date. The Company is in the process of evaluating the effects of the repatriation provision, and as a result, the tax impact for the year ending December 31, 2004 is zero. The evaluation process will be completed by the fourth quarter 2005 with a potential range of earnings to be repatriated under this provision of zero to $200 million. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time.

The income tax (benefit) expense for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 was allocated to continuing operations and accumulated other comprehensive income. The aggregate tax expense (benefit) amounts allocated to accumulated other comprehensive income, for unrealized gains (losses) on securities, additional minimum pension liabilities and unrealized gains (losses) on derivative contracts was $(2) million, $2 million, $11 million and ($121 million) for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The income tax (benefit) expense associated with other comprehensive income is dependent upon the tax jurisdiction in which the items arise and accordingly could result in an effective tax rate that is different from the overall consolidated effective income tax rate on the statement of operations.

23.    Stock-based and Other Management Compensation Plans

In December 2004, the Company approved a stock incentive plan for executive officers, key employees and directors, a deferred compensation plan for executive officers and key employees as well as other management incentive programs.

The Company's stock incentive plan allows for the issuance or delivery of up to 16.25 million shares of the Company's Series A common stock through stock options and a discounted share program. In

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2005, options were initially granted at an exercise price equal to the initial public offering price. The options have a ten-year term with vesting terms pursuant to a schedule, with no vesting to occur later than the 8th anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets.

In December 2004, the Company granted rights to executive officers, key employees and directors to purchase up to 1,797,386 shares of Series A common stock at a discount of $8.80 per share. As a result of this discounted share offering, the Company recorded a one-time pre-tax non-cash charge of $14 million, with a corresponding adjustment to additional paid-in capital within shareholders' equity (deficit).

The deferred compensation plan has an aggregate maximum amount payable of $192 million. The initial component of the deferred compensation plan, totaling an aggregate of approximately $27 million, vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $165 million is subject to downward adjustment if the price of the Company's common stock falls below the initial public offering price and vests subject to both (1) continued employment or the achievement of the certain performance criteria and (2) the disposition by Blackstone of at least 90% of its equity interest in the Company with at least a 25% cash internal rate of return on their equity interest. During the nine months ended December 31, 2004, the Company recorded compensation expense of $27 million associated with this plan.

At the Annual General Meetings of Celanese AG on May 15, 2002 and April 1, 2003, shareholders approved the 2002 Celanese Stock Option Plan (the "2002 Plan") and the 2003 Celanese Stock Option Plan (the "2003 Plan"), respectively. Each plan authorized the issuance of up to 1.25 million options to purchase shares of Celanese AG common stock. Options are granted at an exercise price reflecting the reference price (twenty day average of market price prior to grant date) plus a 20% exercise premium and become exercisable five years from the date of grant. Two year vesting is possible, if the market price per share outperforms the median performance of Celanese competitors as defined in the plan over the holding period. All unexercised options expire ten years from the date of grant. If the market price per Celanese AG share of common stock on the date of exercise is at least 20% higher than the reference price at the time of the grant, the holder is entitled to receive a cash payment equal to the exercise premium of 20%.

On July 8, 2002, the Predecessor granted 1.1 million stock options relating to the 2002 Plan, at an exercise price of €27.54 per share, to members of the Board of Management and key employees for the purchase of Celanese AG shares of common stock. On January 31, 2003, the Predecessor granted an additional 0.1 million stock options relating to the 2002 plan, at an exercise price of €23.78 per share, to individuals who became eligible persons since the last grant for the purchase of Celanese AG shares of common stock.

In accordance with SFAS No. 123, the fair value of the 1.1 million and 0.1 million options granted approximated €10 million ($10 million) and €1 million ($1 million), respectively. As a result of Celanese AG's market price per share outperforming the median performance of Celanese AG's peer group, the fair value of these options was recognized over the accelerated vesting period of two years. For the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, the Predecessor recognized compensation expense of $2 million, $6 million and $3 million, respectively, for these options to the Consolidated Statements of Operations with a corresponding increase to additional paid in capital within shareholders' equity (deficit).

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity related to the 2003 Plan and 2002 Plan is presented in the table below (stock options in millions):

	Successor		Predecessor
	Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Number of Options	Weighted- Average Grant Price in €	Number of Options	Weighted- Average Grant Price in €	Number of Options	Weighted- Average Grant Price in €	Number of Options	Weighted- Average Grant Price in €
Outstanding at beginning of period	1.1	27.26	1.2	27.26	1.1	27.54	—	—
Granted	—	—	—	—	0.1	23.78	1.1	27.54
Exercised	(0.6)	27.54	—	—	—	—	—	—
Forfeited	—	—	(0.1)	27.54	—	27.54	—	—
Outstanding at end of period	0.5	27.00	1.1	27.26	1.2	27.26	1.1	27.54
Options exercisable at end of period	0.5	27.54	—	—	—	—	—	—
Weighted-average remaining contractual life (years)		7.6		8.3		8.5		9.5

The weighted-average fair value of the options granted during the years ended December 31, 2003 and 2002 was estimated to be €6.41($6.93) per option and €9.33 ($9.10) per option, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Expected dividend yield	1.70%	1.70%
Risk-free interest rate	3.29%	4.30%
Expected stock price volatility	42.00%	41.00%
Expected life (years)	6	6

Effective January 15, 2001, the Predecessor adopted the Long-Term Incentive Plan (the "2000 Celanese AG LTIP"). The 2000 Celanese AG LTIP covers the Board of Management and senior executives of the Predecessor. Stock appreciation rights ("Rights") granted under the 2000 Celanese AG LTIP have a ten-year term and generally will be exercisable in whole or in part, subject to certain limitations, at any time during the period between January 15, 2003 and January 14, 2011, provided at the time of exercise, the performance of an ordinary share of Celanese AG on the Frankfurt Stock Exchange must exceed the performance of the median of the share prices of Celanese AG's peer group companies as defined by the Board of Management of Celanese AG. Under the 2000 Celanese AG LTIP, the participant will receive the cash difference between the base price and the share price of Celanese AG on the day of exercise. Of the total Rights granted under this plan, approximately 8,500 remain outstanding as of December 31, 2004. The Predecessor recognized expense of less than $1 million, $24 million and $1 million for the three months ended March 31, 2004, and the years ended December 31, 2003 and 2002, respectively, for the 2000 Celanese AG LTIP. Rights remaining unexercised as of January 15, 2011 will be deemed to have been forfeited as of that date. The grant price of these Rights was €19.56 per share.

During 1999, the Predecessor adopted the Equity Participation Plan (the "1999 Celanese AG EPP") and the Long-Term Incentive Plan (the "1999 Celanese AG LTIP"). The 1999 Celanese AG EPP covers the Board of Management and certain senior executives of the Predecessor. The participants in the 1999 Celanese EPP were required to purchase a defined value of Celanese AG stock over a one or two year period. The Rights granted under the 1999 Celanese AG EPP were based on the required amount of

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

money invested in Celanese AG shares by the participant, divided by the base price of the stock and multiplied by two. Rights granted under the EPP have a ten-year term and generally will be exercisable in whole or in part, subject to certain limitations, at any time during the period between October 25, 2001 and October 25, 2009, provided at the time of exercise, the performance of an ordinary share of Celanese AG on the Frankfurt Stock Exchange must exceed the median of performance of the share prices of Celanese AG's peer group companies as defined by the Celanese AG Board of Management. Under the 1999 Celanese AG EPP, the participant will receive the cash difference between the base price and the Celanese AG share price on the day of exercise. Of the total Rights granted under this plan, approximately 3,700 remain outstanding as of December 31, 2004. Rights remaining unexercised as of October 26, 2009 will be deemed to have been forfeited as of that date. The grant price of these Rights was €16.37 per share. The Predecessor recognized expense of less than $1 million, $18 million and $1 million for the 1999 Celanese AG EPP for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

The 1999 Celanese AG LTIP covers the Board of Management and senior executives of Celanese. AG Rights granted under the 1999 Celanese AG LTIP have a ten-year term and generally are exercisable in whole or in part, subject to limitations, at any time during the period between October 25, 2001 and October 25, 2009, provided at the time of exercise, the performance of an ordinary share of Celanese AG on the Frankfurt Stock Exchange must exceed the performance of the median of the share prices of Celanese AG's peer group companies as defined by the Celanese AG Board of Management. Under the 1999 Celanese AG LTIP, the participant will receive the cash difference between the base price and the share price of Celanese AG on the day of exercise. At December 31, 2004, approximately 8,650 of the total Rights granted under this plan remained outstanding. Rights remaining unexercised as of October 26, 2009 will be deemed to have been forfeited as of that date. The grant price of these Rights was €16.37 per share. The Predecessor recognized expense of less than $1 million, $17 million and $1 million for the 1999 Celanese AG LTIP for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

A summary of the activity related to stock appreciation rights plans is presented in the table below (Rights in millions):

	Successor		Predecessor
	Nine Months Ended December 31, 2004		Three Months Ended March 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Number of Rights	Weighted- Average Grant Price in €	Number of Rights	Weighted- Average Grant Price in €	Number of Rights	Weighted- Average Grant Price in €	Number of Rights	Weighted- Average Grant Price in €
Outstanding at beginning of period	0.1	17.56	3.1	17.77	5.2	17.54	5.8	17.47
Granted	—	—	—	—	—	—	0.1	19.56
Exercised	(0.1)	17.56	(3.0)	17.78	(2.1)	17.27	(0.6)	16.37
Forfeited	—	—	—	—	—	—	(0.1)	19.56
Outstanding at end of period	—	—	0.1	17.56	3.1	17.77	5.2	17.54
Rights exercisable at end of period	—	—	0.1	17.56	3.1	17.77	3.3	16.37

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in 2000, the Predecessor offered stock participation plans ("SPP") to employees not eligible to participate in the stock appreciation rights plans. Under these plans, active employees who invested a defined amount of money in Celanese AG shares during a limited period of time were entitled to receive a 35 percent rebate from the Company. The SPP was not offered to employees during 2004 or 2003. Compensation expense of $2 million was recognized in 2002 related to the SPP.

In connection with its demerger from Hoechst, the Predecessor assumed obligations associated with the Hoechst 1997 Stock Appreciation Rights Plan (the "1997 Hoechst SAR Plan") and the Hoechst 1998 Stock Option Plan (the "1998 Hoechst Option Plan") for participating employees under these compensation programs. As a result of the merger of Hoechst and Rhône—Poulenc to form Aventis in December 1999, the terms and conditions of these compensation programs were modified to take into account the changed circumstances.

The 1997 Hoechst SAR Plan and 1998 Hoechst Option Plan, including all rights and options granted, expired in 2002 and 2003, respectively. There was no impact on earnings for the nine months ended December 31, 2004 or the three months ended March 31, 2004 and less than $1 million of income for the years ended December 31, 2003 and 2002, respectively, for the 1998 Hoechst Option Plan. The Predecessor recognized $1 million of income in 2002 for the 1997 Hoechst SAR Plan.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Earnings (Loss) Per Share

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions, except for share and per share data)
Earnings (loss) from continuing operations	(252)	55	143	123
Earnings (loss) from discontinued operations	(1)	23	6	27
Cumulative effect of changes in accounting principles	—	—	(1)	18
Net earnings (loss)	(253)	78	148	168
Basic earnings (loss) per share:
Continuing operations	(2.54)	1.12	2.89	2.44
Discontinued operations	(0.01)	0.46	0.12	0.54
Cumulative effect of changes in accounting principles	—	—	(0.02)	0.36
Net earnings (loss)	(2.55)	1.58	2.99	3.34
Diluted earnings (loss) per share:
Continuing operations	(2.54)	1.11	2.89	2.44
Discontinued operations	(0.01)	0.46	0.12	0.54
Cumulative effect of changes in accounting principles	—	—	(0.02)	0.36
Net earnings (loss)	(2.55)	1.57	2.99	3.34
Weighted-average shares – basic	99,377,884	49,321,468	49,445,958	50,329,346
Stock options	—	390,953	11,187	—
Weighted-average shares – diluted	99,377,884	49,712,421	49,457,145	50,329,346

Prior to the completion of the initial public offering of Celanese Corporation Series A common stock in January 2005, the Company effected a 152.772947 for 1 stock split of outstanding shares of common stock (see Note 20). Accordingly, basic and diluted shares for the nine months ended December 31, 2004 have been calculated based on the weighted average shares outstanding, adjusted for the stock split. Earnings (loss) per share for the Predecessor periods has been calculated by dividing net income available to common shareholders by the historical weighted average shares outstanding of the Predecessor. As the capital structure of the Predecessor and Successor are different, the reported earnings (loss) per share are not comparable.

Shares issuable pursuant to outstanding common stock options under the Predecessor's Stock Option Plans of 544,750 have been excluded from the computation of diluted earnings (loss) per share for the nine months ended December 31, 2004 because their effect is antidilutive.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.    Leases

Total minimum rent charged to operations under all operating leases was $63 million, $21 million, $95 million and $73 million for the nine months ended December 31, 2004, the three months ended March 31, 2004 and for the years ended December 31, 2003 and 2002, respectively. Future minimum lease payments under rental and lease agreements which have initial or remaining terms in excess of one year at December 31, 2004 are as follows:

	Capital	Operating
	(in $ millions)
2005	3	57
2006	3	45
2007	3	37
2008	2	24
2009	1	17
Later years	4	58
Sublease income	—	(8)
Minimum lease commitments	16	230
Less amounts representing interest	3
Present value of net minimum lease obligations	13

The related assets for capital leases are included in machinery and equipment in the consolidated balance sheets.

Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

26.    Financial Instruments

In the normal course of business, the Company uses various financial instruments, including derivative financial instruments, to manage risks associated with interest rate, currency, certain raw material price and stock based compensation exposures. The Company does not use derivative financial instruments for speculative purposes.

Interest Rate Risk Management

The Company may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in the Company's outstanding debt by locking in borrowing rates to achieve a desired level of fixed/floating rate debt depending on market conditions. At December 31, 2004, the Successor had no interest rate swap agreements in place. The Predecessor had open interest rate swaps with a notional amount of $200 million at December 31, 2003. In the second quarter of 2004, the Successor recorded a loss of less than $1 million in other income (expense), net, associated with the early termination of its $200 million interest rate swap. During 2003, the Predecessor recorded a loss of $7 million in other income (expense), net, associated with the early termination of one of its interest rate swaps. The Successor recognized interest expense from hedging activities relating to interest rate swaps of $1 million for the nine months ended December 31, 2004. The Predecessor recognized net interest expense from hedging activities relating to interest rate swaps of $2 million, $11 million and $12 million for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. During 2003, the Predecessor's interest rate swaps, designated as cash flow hedges, resulted in a decrease in total assets and total liabilities and an increase in shareholders' equity of $4 million, $14 million and $7 million, net of related income tax of $4 million, respectively. The Predecessor recorded a net gain (loss) of less than ($1)

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, $2 million and ($3) million in other income (expense), net of the ineffective portion of the interest rate swaps, during the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

Foreign Exchange Risk Management

Certain entities have receivables and payables denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company may enter into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. The foreign currency contracts are mainly for booked exposure and, in some cases, cash flow hedges for anticipated exposure associated with sales from the Performance Products segment.

On June 16, 2004, as part of its currency risk management, the Company entered into a currency swap with certain financial institutions. Under the terms of the swap arrangement, the Company will pay approximately €13 million in interest and receive approximately $16 million in interest on each June 15 and December 15 (with interest for the first period prorated). Upon maturity of the swap agreement on June 16, 2008, the Company will pay approximately €276 million and receive approximately $333 million. The Company designated the swap, the euro term loan and a euro note as a net investment hedge (for accounting purposes) in the fourth quarter of 2004. The loss related to the swap was $21 million for the nine months ended December 31, 2004, of which $14 million is related to the ineffectiveness of the net investment hedge. During the nine months ended December 31, 2004, the effects of the swap resulted in an increase in total liabilities and a decrease in shareholders' equity (deficit) of $57 million and $36 million, respectively.

Contracts with notional amounts totaling approximately $288 million and $765 million at December 31, 2004 and 2003, respectively, are predominantly in U.S. dollars, British pound sterling, Japanese yen, and Canadian dollars. Most of the Company's foreign currency forward contracts did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The Company recognizes net foreign currency transaction gains or losses on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts. For the year ended December 31, 2004, the Company's foreign currency forward contracts resulted in a decrease in total assets and an increase in total liabilities of $42 million and $2 million, respectively. As of December 31, 2004, these contracts, in addition to natural hedges, hedged approximately 100% of the Company's net receivables held in currencies other than the entities' functional currency for the Company's European operations. Related to the unhedged portion during the year, a net gain (loss) of approximately ($2) million and $4 million from foreign exchange gains or losses was recorded to other income (expense), net for the nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively. During 2003, the Predecessor's foreign currency forward contracts resulted in a decrease in total assets of $8 million and an increase in total liabilities of $1 million. As of December 31, 2003, these contracts hedged a portion (approximately 85%) of the Predecessor's U.S. dollar denominated intercompany net receivables held by euro denominated entities. Related to the unhedged portion, a net loss of approximately $14 million from foreign exchange gains or losses was recorded to other income (expense), net in 2003. During the year ended December 31, 2002, the Predecessor hedged all of its US. dollar denominated intercompany net receivables held by euro denominated entities. Therefore, there was no material net effect from foreign exchange gains or losses in interest. Hedging activities related to intercompany net receivables yielded cash flows from operating activities of approximately $24 million, less than $1 million, $180 million and $95 million for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

Commodity Risk Management

The Company's policy for the majority of the Company's natural gas and butane requirements allows entering into supply agreements and forward purchase or cash-settled swap contracts. The Successor

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized losses of less than $1 million from natural gas swaps and butane contracts for the nine months ended December 31, 2004. The Predecessor recognized losses of $1 million, $3 million and less than $1 million from natural gas swaps and butane contracts for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. There was no material impact on the balance sheet at December 31, 2004 and 2003. There were no unrealized gains and losses associated with the cash-settled swap contracts as of December 31, 2004 and 2003. Celanese did not have any open commodity swaps as of December 31, 2004. The Predecessor had open swaps with a notional amount of $5 million as of December 31, 2003.

Stock Based Compensation Risk Management

During 2001, the Predecessor purchased call options for one million shares of Celanese AG stock to offset, in part, its exposure of the 2000 Celanese LTIP. These options had a maturity of two years, a strike price of €19.56 per share and an average premium of €4.39 per share. These options expired during 2003. As a result, a net loss of $1 million was recorded to interest income in 2003.

Fair Value of Financial Instruments

Summarized below are the carrying values and estimated fair values of financial instruments as of December 31, 2004 and 2003, respectively. For these purposes, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Successor		Predecessor
	As of December 31, 2004		As of December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in $ millions)
Cost investments	233	233	114	114
Marketable securities	364	364	333	333
Long-term debt	3,243	3,516	489	524
Debt-related derivative liability	57	57	13	13
Foreign exchange-related derivative asset	9	9	47	47

At December 31, 2004 and 2003, the fair values of cash and cash equivalents, receivables, notes payable, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table. Additionally, certain long-term receivables, principally insurance recoverables, are carried at net realizable value (See Note 27).

Included in other assets are certain investments accounted for under the cost method and long-term marketable securities classified as available-for-sale. In general, the cost investments are not publicly traded and their fair values are not readily determinable; however, the Company believes that the carrying value approximates or is less than the fair value.

The fair value of long-term debt and debt-related financial instruments is estimated based upon the respective implied forward rates as of December 31, 2004 and 2003, as well as quotations from investment bankers and on current rates of debt for similar type instruments.

27.    Commitments and Contingencies

The Company is involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of its business, relating to such matters as product liability, anti-trust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

Plumbing Actions

CNA Holdings, Inc. ("CNA Holdings"), a U.S. subsidiary of the Company, included the U.S. business now conducted by the Ticona segment. CNA Holdings, along with Shell Chemical Company ("Shell") and E. I. du Pont de Nemours ("DuPont"), among others, have been the defendants in a series of lawsuits, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona's acetal copolymer in similar applications, CNA Holdings does not believe Ticona's acetal copolymer was defective or caused the plumbing systems to fail. In many cases, CNA Holdings' exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1990.

CNA Holdings has been named a defendant in ten putative class actions, further described below, as well as a defendant in other non-class actions filed in ten states, the U.S. Virgin Islands, and Canada. In these actions, the plaintiffs typically have sought recovery for alleged property damages and, in some cases, additional damages under the Texas Deceptive Trade Practices Act or similar type statutes. Damage amounts have not been specified.

Developments under this matter are as follows:

•	Class certification has been denied in putative class actions pending in Florida state court. Although plaintiffs subsequently sought to bring actions individually, they were dismissed and subsequently their appeal was denied.

•	Class certification has been denied in a putative class action pending in South Carolina state court. CNA Holdings' motion to dismiss has been granted and plaintiffs' appeals up to the U.S. Supreme Court have been denied.

•	In April 2000, the U.S. District Court for the District of New Jersey denied class certification for a putative class action (of insurance companies with respect to subrogation claims). The plaintiffs' appeal to the Third Circuit Court of Appeals was denied in July 2000 and the case was subsequently dismissed. In September 2000, a similar putative class action seeking certification of the same class that was denied in the New Jersey matter was filed in Tennessee state court. The court denied certification in March 2002, and plaintiffs are attempting an appeal. Cases are continuing on an individual basis.

•	Class certification of recreational vehicle owners was denied by the Chancery Court of Tennessee, Weakley County in July 2001, and cases are proceeding on an individual basis.

•	The U.S. District Court for the Eastern District of Texas denied certification of a putative class action in March 2002, and the plaintiffs' appeals have been dismissed by the appellate court. Plaintiff's petition to appeal to the U.S. Supreme Court was denied.

•	Four putative class actions are pending in Canadian courts. Two matters pending in Ontario were consolidated and denied class certification. This consolidated action is currently on appeal. The two matters pending in Quebec and British Columbia are "on hold" pending the outcome of the Ontario appeal, as in Canadian practice, Ontario tends to be the lead jurisdiction in such matters. Dupont and Shell have each settled these matters. Their settlement agreements have been approved by the courts. Consequently, CNA Holdings remains the only defendant in these matters.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The court in a putative class action pending in the U.S. Virgin Islands denied certification to a U.S. territories-wide class and dismissed CNA Holdings on jurisdictional grounds. Plaintiffs are seeking reconsideration of those rulings.

•	A putative nationwide class action was filed in federal court in Indiana in December 2002, against, among others, CNA Holdings and Shell. CNA Holdings' motion to dismiss this lawsuit was granted in December 2003. Plaintiffs appealed to the Seventh Circuit in January 2004 and that appeal was dismissed.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies had agreed to fund such replacements and reimbursements up to $950 million. As of December 31, 2004, the funding is $1,073 million due to additional contributions and funding commitments, made primarily by other parties. There are additional pending lawsuits in approximately ten jurisdictions not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and management does not expect the obligations arising from these lawsuits to have a material adverse effect on the Company.

In 1995, CNA Holdings and Shell settled the claims of certain individuals, owning 110,000 property units for an amount not to exceed $170 million. These claimants are also eligible for a replumb of their homes in accordance with the terms similar to those of the national class action settlement. CNA Holdings' and Shell's contributions under this settlement were subject to allocation as determined by binding arbitration.

CNA Holdings has accrued its best estimate of its share of the plumbing actions. At December 31, 2004, the Company had remaining accruals of $73 million for this matter, of which $11 million is included in current liabilities. Management believes that the plumbing actions are adequately provided for in the consolidated financial statements. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on the financial position, but may have a material adverse effect on the results of operations or cash flows of the Company in any given accounting period. The Company has reached settlements with CNA Holdings' insurers specifying their responsibility for these claims; as a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company's insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. As of December 31, 2004, the Company has $75 million of receivables related to a settlement with an insurance carrier. This receivable is discounted and recorded within Other assets in the consolidated balance sheet as it will be collected over the next four years.

In February 2005, the Company settled with an insurance carrier and received cash proceeds of $44 million in March 2005. This $44 million, included in the $75 million receivable noted above, was previously not recognized in the Predecessor's consolidated financial statements and is accounted for as a purchase price adjustment with a corresponding decrease to goodwill.

Sorbates Litigation

In 1998, Nutrinova Inc., a U.S. subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH, then a wholly-owned subsidiary of Hoechst, received a grand jury subpoena from the U.S. District Court for the Northern District of California in connection with a U.S. criminal antitrust investigation of the sorbates industry. On May 3, 1999, Hoechst and the Government of the United States of America entered into an agreement under which Hoechst pled guilty to a one-count indictment charging Hoechst with participating in a conspiracy to fix prices and allocate market shares of sorbates sold in the U.S. Hoechst and the U.S. Government agreed to recommend that the U.S. District Court fine Hoechst $36 million. This fine was payable over five years, with the last payment of $5 million being made in June 2004.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hoechst also agreed to cooperate with the government's investigation and prosecutions related to the sorbates industry. The U.S. District Court accepted this plea on June 18, 1999 and imposed the penalty as recommended in the plea agreement.

In addition, several civil antitrust actions by sorbates customers, seeking monetary damages and other relief for alleged conduct involving the sorbates industry, have been filed in U.S. state and federal courts naming Hoechst, Nutrinova, and other subsidiaries of the Company, as well as other sorbates manufacturers, as defendants. Many of these actions have been settled and dismissed by the court.

In July 2001, Hoechst and Nutrinova entered into an agreement with the Attorneys General of 33 states, pursuant to which the statutes of limitations were tolled pending the states' investigations. This agreement expired in July 2003. Since October 2002, the Attorneys General for New York, Illinois, Ohio, Nevada, Utah and Idaho filed suit on behalf of indirect purchasers in their respective states. The Utah, Nevada and Idaho actions have been dismissed as to Hoechst, Nutrinova and the Company. A motion for reconsideration is pending in Nevada. The Ohio and Illinois actions have been settled and the Idaho action was dismissed in February 2005. The New York action is the only Attorney General action still pending. The court in the New York matter dismissed all antitrust claims; however other state law claims are still pending. A settlement agreement with the Attorneys General of Connecticut, Florida, Hawaii, Maryland, South Carolina, Oregon and Washington is currently being negotiated and these attorney generals have been granted extensions of the tolling agreement.

Nutrinova and Hoechst have cooperated with the European Commission since 1998. In May 2002, the European Commission informed Hoechst of its intent to investigate officially the sorbates industry, and in January 2003, the European Commission served Hoechst, Nutrinova and a number of competitors with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel Chemical Industries Ltd., The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138.4 million ($189 million), of which €99 million ($135 million) was assessed against Hoechst. The case against Nutrinova was closed. The fine against Hoechst is based on the European Commission's finding that Hoechst does not qualify under the leniency policy, is a repeat violator and, together with Daicel, was a co-conspirator. In Hoechst's favor, the European Commission gave a discount for cooperating in the investigation. Hoechst appealed the European Commission's decision in December 2003. Payment of the obligation is deferred, but is subject to interest, pending a ruling on the appeal.

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates matter, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals of $145 million. This amount is included in current liabilities at December 31, 2004 for the estimated loss relative to this matter. Although the outcome of this matter cannot be predicted with certainty, management's best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of December 31, 2004 is between $0 and $9 million. The estimated range of such possible future losses is management's best estimate based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal, that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst, Celanese AG was assigned the obligation related to the sorbates matter. However, Hoechst agreed to indemnify Celanese AG for 80 percent of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of December 31, 2004, the Company has receivables, recorded within current assets, relating to the sorbates indemnification from Hoechst totaling $116 million. In 2003, Celanese AG recorded a $44 million, net of tax, increase to additional paid-in capital related to the recoveries from Hoechst for the special charges

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discussed above. The remaining accrual and the estimated range of possible additional future losses, noted above, for this matter are gross of any recovery from Hoechst. The Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on the Company's financial position, but may have a material adverse effect on results of operations or cash flows in any given accounting period.

Shareholder Litigation

Celanese AG, a majority-owned subsidiary of the Company, is a defendant in nine consolidated actions brought by minority shareholders during August 2004 in the Frankfurt District Court (Landgericht). Among other things, these actions request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based on allegations that include the alleged violation of procedural requirements and information rights of the shareholders. Based on the information as available, the outcome of the foregoing proceedings cannot be predicted with certainty. The time period to bring forward challenges has expired.

Further, two minority shareholders instituted public register proceedings with the Königstein Local Court (Amtsgericht) and the Frankfurt District Court, both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren). These actions are based on an alleged violation of procedure requirements at the extraordinary general meeting held July 30 and 31, 2004, an alleged undercapitalization of the Purchaser and its related entities at the time of the tender offer, and an alleged misuse of discretion by the competent court with respect to the registration of the Domination Agreement in the Commercial Register. Based on the information as available, the outcome of the foregoing proceedings cannot be predicted with certainty.

As of the date of this annual report, several minority shareholders had initiated special award proceedings (Spruchverfahren) seeking the court's review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amounts of the fair cash compensation and the guaranteed fixed annual payment could have been increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation, could claim the respective higher amounts. The Court dismissed these proceedings on the grounds of inadmissability in March 2005. The dismissal is subject to appeal.

In February 2005, a former shareholder of Celanese AG also brought a lawsuit against the Purchaser as well as a former member of Celanese AG's board of management and a former member of Celanese AG's supervisory board in the Frankfurt District Court. Among other things, this action seeks to unwind the tender of the plaintiff's shares in the Tender Offer and seeks compensation for damages suffered as a consequence of tendering shares in the Tender Offer. Based on the information as available, the outcome of the foregoing proceedings cannot be predicted with certainty.

Guarantees

The Company has agreed to guarantee or indemnify third parties for environmental and other liabilities pursuant to a variety of agreements, including asset and business divestiture agreements, leases, settlement agreements, and various agreements with affiliated companies. Although many of these obligations contain monetary and/or time limitations, others do not provide such limitations.

The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims that have been brought to its attention (See Note 19).

These known obligations include the following:

Demerger Obligations

The Company has obligations to indemnify Hoechst for various liabilities under the Demerger Agreement as follows:

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The Company agreed to indemnify Hoechst for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger.

The Company's obligation to indemnify Hoechst is subject to the following thresholds:

•	The Company will indemnify Hoechst against those liabilities up to €250 million (approximately $340 million);

•	Hoechst will bear those liabilities exceeding €250 million (approximately $340 million), however the Company will reimburse Hoechst for one-third of those liabilities for amounts that exceed €750 million (approximately $1,022 million) in the aggregate.

The Company's obligation regarding two agreements has been settled. The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million ($1,022 million). Three of the divested agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $46 million as of December 31, 2004, for this contingency. Where the Company is unable reasonably to determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities (See Note 19).

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. Neither the Company nor the Predecessor did not make any payments to Hoechst in the nine months ended December 31, 2004, the three months ended March 31, 2004 or the years ended December 31, 2003 and 2002 in connection with this indemnification.

Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk.

The Company and the Predecessor have divested in the aggregate over 20 businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to 30 years, the aggregate amount of guarantees provided for under these agreements is approximately $2.9 billion as of December 31, 2004. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of December 31, 2004, the Company has reserves in the aggregate of $52 million for all such environmental matters.

Plumbing Insurance Indemnifications

CAG entered into agreements with insurance companies related to product liability settlements associated with Celcon® plumbing claims. These agreements, except those with insolvent insurance companies, require the Company to indemnify and/or defend these insurance companies in the event that third parties seek additional monies for matters released in these agreements. The indemnifications in these agreements do not provide for time limitations.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In certain of the agreements, CAG received a fixed settlement amount. The indemnities under these agreements generally are limited to, but in some cases are greater than, the amount received in settlement from the insurance company. The maximum exposure under these indemnifications is $95 million. Other settlement agreements have no stated limits.

There are other agreements whereby the settling insurer agreed to pay a fixed percentage of claims that relate to that insurer's policies. The Company has provided indemnifications to the insurers for amounts paid in excess of the settlement percentage. These indemnifications do not provide for monetary or time limitations.

The Company has reserves associated with these product liability claims. See Plumbing Actions above.

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from January 1, 2005 to April 30, 2012 is estimated to be approximately $55 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

As indemnification obligations often depend on the occurrence of unpredictable future events, the future costs associated with them cannot be determined at this time. However, the Company were to incur additional charges for these matters, such charges may have a material adverse effect on the financial position, results of operations or cash flows of the Company in any given accounting period.

Other Matters

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of "take-or-pay" contracts for the purchase of raw materials and utilities. As of December 31, 2004, there were outstanding future commitments of approximately $935 million under take-or-pay contracts. The Company does not expect to incur any losses under these contractual arrangements. Additionally, as of December 31, 2004, there were outstanding commitments relating to capital projects of approximately $41 million.

Celanese Ltd. and/or CNA Holdings, both U.S. subsidiaries of the Company, are defendants in approximately 800 asbestos cases as of December 31, 2004. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes it does not have any significant exposure in these matters.

The Company entered into an agreement with Goldman, Sachs & Co. oHG, an affiliate of Goldman, Sachs and Co., on December 15, 2003 (the "Goldman Sachs Engagement Letter"), pursuant to which Goldman Sachs acted as the Company's financial advisor in connection with the tender offer. Pursuant to the terms of the Goldman Sachs Engagement Letter, in March 2004, Celanese AG paid Goldman Sachs a financial advisory fee equal to $13 million and a discretionary bonus equal to $5 million, upon consummation of the tender offer. In addition, Celanese AG agreed to reimburse Goldman Sachs for all its reasonable expenses and to indemnify Goldman Sachs and related persons for all direct damages arising in connection with Goldman Sachs Engagement Letter.

On July 31, 2003, a federal district court ruled that the formula used in International Business Machine Corporation's ("IBM") cash balance pension plan violated the age discrimination provisions of

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Employee Retirement Income Security Act of 1974. The IBM decision, however, conflicts with the decisions from two other federal district courts and with the proposed regulations for cash balance plans issued by the Internal Revenue Service in December 2002. IBM has announced that it will appeal the decision to the United States Court of Appeals for the Seventh Circuit. The effect of the IBM decision on the Company's cash balance plan cannot be determined at this time.

28.    Captive Insurance Companies

The Company consolidates two wholly-owned insurance companies (the "Captives"). The Captives are a key component of the Company's global risk management program as well as a form of self-insurance for property, liability and workers' compensation risks. The Captives issue insurance policies to the Company's subsidiaries to provide consistent coverage amid fluctuating costs in the insurance market and to lower long-term insurance costs by avoiding or reducing commercial carrier overhead and regulatory fees. The Captives issue insurance policies and coordinate claims handling services with third party service providers. They retain risk at levels approved by Management and obtain reinsurance coverage from third parties to limit the net risk retained. One of the Captives also insures certain third party risks. Third party premiums earned are shown below.

	Successor	Predecessor
	As of December 31, 2004	As of December 31, 2003
	(in $ millions)
Assets
Reinsurance and losses receivable	164	205
Prepaid insurance premiums	25	28
Other current assets	28	47
Total current assets	217	280
Marketable securities	221	167
Other long-term assets	58	1
Total assets	496	448
Liabilities
Insurance reserves and payables for third party and internal matters	115	145
Other current liabilities	12	10
Total current liabilities	127	155
Insurance loss reserves	144	171
Total liabilities	271	326
Equity	225	122
Total liabilities and equity	496	448

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended Ended December 31, 2003	Year Ended Ended December 31, 2002
	(in $ millions)
Third party premiums	29	6	25	28
Losses	(28)	(8)	(25)	(39)
Interest income	7	2	6	6
Dividend income	24	2	43	19
Other income / (expense)	3	—	8	(7)
Income tax benefit / (expense)	(21)	7	(4)	(3)
Net income	14	9	53	4

The assets of the Captives consist primarily of marketable securities and reinsurance receivables. Marketable securities values are based on quoted market prices or dealer quotes. The carrying value of the amounts recoverable under the reinsurance agreements approximate fair value due to the short-term nature of these items.

The liabilities recorded by the Captives relate to the estimated risk of loss recorded by the Captives, which is based on management estimates and actuarial valuations, and unearned premiums, which represent the portion of the premiums written applicable to the unexpired terms of the policies in-force. The establishment of the provision for outstanding losses is based upon known facts and interpretation of circumstances influenced by a variety of factors. In establishing a provision, management considers facts currently known and the current state of laws and litigation where applicable. Liabilities are recognized for known claims when sufficient information has been developed to indicate involvement of a specific policy and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposure on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. It is possible that actual results could differ significantly from the recorded liabilities.

The Captives use reinsurance arrangements to reduce their risk of loss. Reinsurance arrangements, however, do not relieve the Captives from their obligations to policyholders. Failure of the reinsurers to honor their obligations could result in losses to the Captives. The Captives evaluate the financial condition of their reinsurers and monitor concentrations of credit risk to minimize their exposure to significant losses from reinsurer insolvencies and establish allowances for amounts deemed uncollectible.

Premiums written are recognized as revenue based on the terms of the policies. Capitalization of the Captives is determined by regulatory guidelines.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.    Supplemental Cash Flow Information

	Successor	Predecessor
	Nine Months Ended December 31, 2004	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in $ millions)
Cash paid for:
Taxes, net of refunds	25	14	171	28
Interest, net of amounts capitalized	184	48	39	45
Noncash investing and financing activities:
Fair value adjustment to securities available-for-sale, net of tax	(7)	7	4	3
Settlement of demerger liability, net of tax	3	—	44	7

30.    Business and Geographical Segments

In the fourth quarter of 2003, the Predecessor realigned its business segments to reflect a change of how it managed the business and assesses performance. This change resulted from recent transactions, including completed and pending divestitures and the formation of a venture. A new segment, Chemical Products, was introduced and consists primarily of the former Acetyl Products and Chemical Intermediates segments. Additionally, legacy pension and other postretirement benefit costs associated with previously divested Hoechst businesses, which were historically allocated to the business segments, are reflected as part of Other Activities within the reconciliation column and a procurement subsidiary, which was previously recorded within the reconciliation column, is now reported within Chemical Products. Prior year amounts have been reclassified to conform to the current year presentation

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to the industry segments is as follows:

	Chemical Products	Acetate Products	Ticona	Performance Products	Total Segments	Reconciliation	Consolidated
	(in $ millions)
Successor
As of and for the nine months ended December 31, 2004
Sales to external customers	2,491	523	636	131	3,781	45	3,826
Inter-segment revenues	82	—	—	—	82	(82)	—
Operating profit (loss)	248	(11)	(12)	18	243	(165)	78
Operating margin(1)	9.6%	(2.1%)	(1.9%)	13.7%	6.3%	n.m.	2.0%
Earnings (loss) from continuing operations before tax and minority interests	265	(7)	26	15	299	(473)	(174)
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	10.3%	(1.3%)	4.1%	11.5%	7.7%	n.m.	(4.5%)
Depreciation and amortization	89	33	48	10	180	4	184
Capital expenditures	64	32	64	3	163	3	166
Special charges	(3)	(50)	(37)	—	(90)	(1)	(91)
Goodwill and intangible assets	326	214	464	143	1,147	—	1,147
Total assets	2,993	766	1,604	109	5,472	1,938	7,410

Predecessor
For the three months ended March 31, 2004
Sales to external customers	789	172	227	44	1,232	11	1,243
Inter-segment revenues	29	—	—	—	29	(29)	—
Operating profit (loss)	65	9	31	11	116	(64)	52
Operating margin (1)	7.9%	5.2%	13.7%	25.0%	9.2%	n.m.	4.2%
Earnings (loss) from continuing operations before tax and minority interests	64	9	45	11	129	(57)	72
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	7.8%	5.2%	19.8%	25.0%	10.2%	n.m.	5.8%
Depreciation and amortization	39	13	16	2	70	2	72
Capital expenditures	15	8	20	—	43	1	44
Special charges	(1)	—	(1)	—	(2)	(26)	(28)
As of and for the year ended December 31, 2003:
Sales to external customers	2,968	655	762	169	4,554	49	4,603
Inter-segment revenues	97	—	—	—	97	(97)	—
Operating profit (loss)	138	13	122	(44)	229	(111)	118
Operating margin (1)	4.5%	2.0%	16.0%	(26.0%)	4.9%	n.m.	2.6%
Earnings (loss) from continuing operations before tax and minority interests	175	17	167	(44)	315	(119)	196
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	5.7%	2.6%	21.9%	(26.0%)	6.8%	n.m.	4.3%
Depreciation and amortization	157	66	57	7	287	7	294
Capital expenditures	109	39	56	2	206	5	211
Special charges	1	—	87	(95)	(7)	2	(5)
Goodwill and intangible assets	604	161	343	—	1,108	—	1,108
Total assets	2,762	714	1,472	172	5,120	1,694	6,814

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Chemical Products	Acetate Products	Ticona	Performance Products	Total Segments	Reconciliation	Consolidated
	(in $ millions)
For the year ended December 31, 2002:
Sales to external customers	2,345	632	656	151	3,784	52	3,836
Inter-segment revenues	74	—	—	—	74	(74)	—
Operating profit (loss)	152	31	23	45	251	(78)	173
Operating margin(1)	6.3%	4.9%	3.5%	29.8%	6.5%	n.m.	4.5%
Earnings (loss) from continuing operations before tax and minority interests	161	43	35	45	284	(104)	180
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	6.7%	6.8%	5.3%	29.8%	7.4%	n.m.	4.7%
Depreciation and amortization	130	53	52	7	242	5	247
Capital expenditures	101	30	61	4	196	7	203
Special charges	2	—	(6)	—	(4)	9	5

(1)	Defined as operating profit (loss) divided by net sales (which includes sales to external customers and intersegment revenues)

n.m. = not meaningful

Business Segments

Chemical Products primarily produces and supplies acetyl products, including acetic acid, vinyl acetate monomer and polyvinyl alcohol; specialty and oxo products, including organic solvents and other intermediates;

Acetate Products primarily produces and supplies acetate filament and acetate tow;

Ticona, the technical polymers segment, develops and supplies a broad portfolio of high performance technical polymers; and

Performance Products consists of Nutrinova, the high intensity sweetener and food protection ingredients business.

The segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies in Note 4. Celanese evaluates performance based on operating profit, net earnings (loss), cash flows and other measures of financial performance reported in accordance with U.S. GAAP.

Sales and revenues related to transactions between segments are generally recorded at values that approximate third-party selling prices. Revenues and long-term assets are allocated to countries based on the location of the business. Capital expenditures represent the purchase of property, plant and equipment.

The reconciliation column includes (a) operations of certain other operating entities and their related assets, liabilities, revenues and expenses, (b) the elimination of inter-segment sales, (c) assets and liabilities not allocated to a segment, (d) corporate center costs for support services such as legal, accounting and treasury functions and (e) interest income or expense associated with financing activities of the Company.

Additionally, the Company recognized special charges in the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 primarily related to restructuring costs and environmental and other costs associated with previously divested entities of Hoechst, and demerger costs (See Note 21).

Other operating entities consist of primarily ancillary businesses as well as companies which provide infrastructure services.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial information based on the geographic location of Celanese's facilities:

	North America	Thereof USA	Thereof Canada	Thereof Mexico	Europe	Thereof Germany	Asia	Thereof Singapore	Rest of World	Consolidated
	(in $ millions)
Successor As of and for the nine months ended December 31, 2004:
Total assets	3,204	2,719	174	311	3,237	3,016	507	276	462	7,410
Property, plant and equipment, net	905	818	—	87	666	590	129	112	2	1,702
Operating profit (loss)	(30)	(32)	(8)	10	(15)	(46)	134	129	(11)	78
Net sales	1,788	1,327	211	250	1,528	1,256	465	419	45	3,826
Depreciation and amortization	99	74	17	8	76	74	9	9	—	184
Capital expenditures	100	95	2	3	56	47	10	2	—	166

Predecessor For the three months ended March 31, 2004:
Operating profit (loss)	18	17	(1)	2	12	—	24	23	(2)	52
Net sales	576	439	66	71	518	416	138	123	11	1,243
Depreciation and amortization	39	32	3	4	26	23	7	7	—	72
Capital expenditures	24	21	1	2	16	15	4	1	—	44
As of and for the year ended December 31, 2003:
Total assets	4,179	3,256	312	611	1,871	1,676	456	278	308	6,814
Property, plant and equipment, net	948	781	57	110	591	532	168	161	3	1,710
Operating profit (loss)	57	78	(16)	(5)	3	(40)	57	53	1	118
Net sales	2,156	1,656	236	264	1,891	1,510	509	457	47	4,603
Depreciation and amortization	181	148	14	19	86	77	27	27	—	294
Capital expenditures	108	89	8	11	98	91	5	2	—	211
For the year ended December 31, 2002:
Operating profit (loss)	8	(67)	39	36	130	108	47	44	(12)	173
Net sales	1,911	1,501	176	234	1,450	1,170	433	391	42	3,836
Depreciation and amortization	170	139	8	23	50	46	27	27	—	247
Capital expenditures	104	89	6	9	98	92	1	1	—	203

31.    Organizational Restructuring

In October 2004, Celanese Corporation and certain of its subsidiaries completed an organizational restructuring (the "Restructuring") pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement, the transfer of all of the shares of Celanese Americas Corporation ("CAC") from Celanese Holding GmbH, a wholly owned subsidiary of Celanese AG, to BCP Caylux, which resulted in BCP Caylux owning 100% of the equity of CAC and, indirectly, all of its assets, including subsidiary stock. This transfer was effected by CAG selling all outstanding shares in CAC for a €291 million note. This note eliminates in consolidation.

Following the transfer of CAC to BCP Caylux, (1) Celanese Holdings LLC contributed substantially all of its assets and liabilities (including all outstanding capital stock of BCP Caylux) to BCP Crystal in

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange for all outstanding capital stock of BCP Crystal and (2) BCP Crystal assumed certain obligations of BCP Caylux, including all rights and obligations of BCP Caylux under the senior credit facilities, the floating rate term loan and the senior subordinated notes. BCP Crystal, at its discretion, may subsequently cause the liquidation of BCP Caylux.

As a result of these transactions, BCP Crystal holds 100% of CAC's equity and, indirectly, all equity owned by CAC in its subsidiaries. In addition, BCP Crystal holds, indirectly, all of the outstanding common stock of Celanese AG held by the Purchaser and all of the wholly owned subsidiaries of the Company that guarantee BCP Caylux's obligations under the senior credit facilities guarantee the senior subordinated notes issued on June 8, 2004 and July 1, 2004 (see Note 16) on an unsecured senior subordinated basis.

32.    Consolidating Guarantor Financial Information

In September 2004, Crystal US Holdings 3 LLC and Crystal US Sub 3 Corp (the "Issuers") both wholly owned subsidiaries of Celanese Corporation issued senior discount notes (the "Notes") for gross proceeds of $513 million (See Note 16). Effective March 2005, Celanese Corporation (the "Parent Guarantor") guaranteed the Notes in March 2005 in order that the financial information required to be filed under the indenture can be filed by the Company rather than the Issuers. No other subsidiaries guaranteed these notes.

The Parent Guarantor was formed on February 24, 2004, and the Issuers were formed in September 2004. The Parent Guarantor and the Issuers held no assets and conducted no operations prior to the acquisition of the CAG Shares. The Parent Guarantor currently has no independent assets or operations. Accordingly, there is no financial information for the Parent Guarantor or the Issuers for the periods prior to the nine months ended December 31, 2004.

The following consolidating financial statements are presented in the provided form because:
(i) the Issuers are wholly owned subsidiaries of the Parent Guarantor; (ii) the guarantee is considered to be full and unconditional, that is, if the Issuers fail to make a scheduled payment, the Parent Guarantor is obligated to make the scheduled payment immediately and, if they do not, any holder of notes may immediately bring suit directly against the Parent Guarantor for payment of all amounts due and payable.

Separate financial statements and other disclosures concerning the Parent Guarantor are not presented because management does not believe that such information is material to investors.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	For the Nine Months Ended December 31, 2004
	Parent Guarantor	Issuers	Non-Guarantor	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	3,826	—	3,826
Cost of sales	—	—	(3,092)	—	(3,092)
Selling, general and administrative expenses	—	—	(498)	—	(498)
Research and development expenses	—	—	(67)	—	(67)
Special charges:
Insurance recoveries associated with plumbing cases	—	—	1	—	1
Restructuring, impairment and other special charges	—	—	(92)	—	(92)
Foreign exchange loss	—	—	(3)	—	(3)
Gain on disposition of assets	—	—	3	—	3
Operating profit	—	—	78	—	78
Equity in net earnings of affiliates	(203)	(72)	36	275	36
Interest expense	(47)	(15)	(240)	2	(300)
Interest income	—	—	26	(2)	24
Other income (expense), net	(3)	—	(9)	—	(12)
Earnings (loss) from continuing operations before tax and minority interests	(253)	(87)	(109)	275	(174)
Income tax provision	—	—	(70)	—	(70)
Earnings (loss) from continuing operations before minority interests	(253)	(87)	(179)	275	(244)
Minority interests	—	—	(8)	—	(8)
Earnings (loss) from continuing operations	(253)	(87)	(187)	275	(252)
Earnings (loss) from discontinued operations:
Net earnings (loss) from discontinued operations	—	—	(2)	—	(2)
Income tax benefit	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(1)	—	(1)
Net earnings (loss)	(253)	(87)	(188)	275	(253)

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor
	For the Three Months Ended, March 31, 2004
	Parent Guarantor	Issuers	Non-Guarantor	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	1,243	—	1,243
Cost of sales	—	—	(1,002)	—	(1,002)
Selling, general and administrative expenses	—	—	(137)	—	(137)
Research and development expenses	—	—	(23)	—	(23)
Special charges:
Restructuring, impairment and other special charges	—	—	(28)	—	(28)
Gain (loss) on disposition of assets	—	—	(1)	—	(1)
Operating profit	—	—	52	—	52
Equity in net earnings of affiliates	—	—	12	—	12
Interest expense	—	—	(6)	—	(6)
Interest income	—	—	5	—	5
Other income (expense), net	—	—	9	—	9
Earnings (loss) from continuing operations before tax	—	—	72	—	72
Income tax provision	—	—	(17)	—	(17)
Earnings (loss) from continuing operations	—	—	55	—	55
Earnings (loss) from discontinued operations:
Loss from operation of discontinued operations	—	—	(5)	—	(5)
Gain (loss) on disposal of discontinued operations	—	—	14	—	14
Income tax benefit	—	—	14	—	14
Earnings (loss) from discontinued operations	—	—	23	—	23
Net earnings (loss)	—	—	78	—	78

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor
	For the Year Ended, December 31, 2003
	Parent Guarantor	Issuers	Non-Guarantor	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	4,603	—	4,603
Cost of sales	—	—	(3,883)	—	(3,883)
Selling, general and administrative expenses	—	—	(510)	—	(510)
Research and development expenses	—	—	(89)	—	(89)
Special charges:
Insurance recoveries associated with plumbing cases	—	—	107	—	107
Sorbates antitrust matters	—	—	(95)	—	(95)
Restructuring, impairment and other special charges	—	—	(17)	—	(17)
Foreign exchange loss	—	—	(4)	—	(4)
Gain (loss) on disposition of assets	—	—	6	—	6
Operating profit	—	—	118	—	118
Equity in net earnings of affiliates	—	—	35	—	35
Interest expense	—	—	(49)	—	(49)
Interest income	—	—	44	—	44
Other income (expense), net	—	—	48	—	48
Earnings (loss) from continuing operations before tax	—	—	196	—	196
Income tax provision	—	—	(53)	—	(53)
Earnings (loss) from continuing operations	—	—	143	—	143
Earnings (loss) from discontinued operations:
Loss from operation of discontinued operations	—	—	(1)	—	(1)
Gain (loss) on disposal of discontinued operations	—	—	7	—	7
Earnings (loss) from discontinued operations	—	—	6	—	6
Cumulative effect of changes in accounting principles, net of tax effect	—	—	(1)	—	(1)
Net earnings (loss)	—	—	148	—	148

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor
	For the Year Ended, December 31, 2002
	Parent Guarantor	Issuers	Non-Guarantor	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	3,836	—	3,836
Cost of sales	—	—	(3,171)	—	(3,171)
Selling, general and administrative expenses	—	—	(446)	—	(446)
Research and development expenses	—	—	(65)	—	(65)
Special charges:
Restructuring, impairment and other special charges	—	—	5	—	5
Foreign exchange loss	—	—	3	—	3
Gain (loss) on disposition of assets	—	—	11	—	11
Operating profit	—	—	173	—	173
Equity in net earnings of affiliates	—	—	21	—	21
Interest expense	—	—	(55)	—	(55)
Interest income	—	—	18	—	18
Other income (expense), net	—	—	23	—	23
Earnings (loss) from continuing operations before tax	—	—	180	—	180
Income tax provision	—	—	(57)	—	(57)
Earnings (loss) from continuing operations	—	—	123	—	123
Earnings (loss) from discontinued operations:
Loss from operations of discontinued operations	—	—	(43)	—	(43)
Gain on disposal of discontinued operations	—	—	14	—	14
Income tax benefit	—	—	56	—	56
Earnings (loss) from discontinued operations	—	—	27	—	27
Cumulative effect of changes in accounting principles, net of tax effect	—	—	18	—	18
Net earnings (loss)	—	—	168	—	168

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor
	As of December 31, 2004
	Parent Guarantor	Issuers	Non–Guarantor	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	—	—	838	—	838
Receivables, net:
Trade receivables, net – third party and affiliates	—	—	866	—	866
Other receivables	—	—	679	(9)	670
Inventories	—	—	618	—	618
Deferred income taxes	—	—	71	—	71
Other assets			86		86
Assets of discontinued operations	—	—	2	—	2
Total current assets	—	—	3,160	(9)	3,151
Investments	—	404	600	(404)	600
Property, plant and equipment, net	—	—	1,702	—	1,702
Deferred income taxes	—	—	54	—	54
Other assets	7	13	736	—	756
Goodwill	—	—	747	—	747
Intangible assets, net	—	—	400	—	400
Total assets	7	417	7,399	(413)	7,410
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current installments of long-term debt – third party and affiliates	1	—	144	(1)	144
Accounts payable and accrued liabilities:
Trade payables – third party and affiliates	—	—	722	—	722
Other current liabilities	7	1	888	(8)	888
Deferred income taxes	—	—	20	—	20
Income taxes payable	—	—	214	—	214
Liabilities of discontinued operations	—	—	7	—	7

Total current liabilities	8	1	1,995	(9)	1,995
Long-term debt	—	527	2,716	—	3,243
Deferred income taxes	—	—	256	—	256
Benefit obligations	—	—	1,000	—	1,000
Other liabilities	—	—	510	—	510
Share of subsidiary losses	111	—	—	(111)	—
Minority interests	—	—	518	—	518
Commitments and contingencies
Shareholders' equity (deficit)	(112)	(111)	404	(293)	(112)
Total liabilities and shareholders' equity (deficit)	7	417	7,399	(413)	7,410

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Predecessor
	As of December 31, 2003
	Parent Guarantor	Issuers	Non–Guarantor	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	—	—	148	—	148
Receivables, net:
Trade receivables, net – third party and affiliates	—	—	722	—	722
Other receivables	—	—	589	—	589
Inventories	—	—	509	—	509
Deferred income taxes	—	—	67	—	67
Other assets	—	—	95	—	95
Assets of discontinued operations	—	—	164	—	164
Total current assets	—	—	2,294	—	2,294
Investments	—	—	561	—	561
Property, plant and equipment, net	—	—	1,710	—	1,710
Deferred income taxes	—	—	606	—	606
Other assets	—	—	535	—	535
Goodwill	—	—	1,072	—	1,072
Intangible assets, net	—	—	36	—	36
Total assets	—	—	6,814	—	6,814
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current installments of long-term debt – third party and affiliates	—	—	148	—	148
Accounts payable and accrued liabilities:
Trade payables – third party and affiliates	—	—	590	—	590
Other current liabilities	—	—	919	—	919
Deferred income taxes	—	—	19	—	19
Income taxes payable	—	—	266	—	266
Liabilities of discontinued operations	—	—	30	—	30
Total current liabilities	—	—	1,972	—	1,972
Long-term debt	—	—	489	—	489
Deferred income taxes	—	—	99	—	99
Benefit obligations	—	—	1,165	—	1,165
Other liabilities	—	—	489	—	489
Minority interests	—	—	18	—	18
Commitments and contingencies
Shareholders' equity (deficit)	—	—	2,582	—	2,582
Total liabilities and shareholders' equity (deficit)	—	—	6,814	—	6,814

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	For the Nine Months Ended December 31, 2004
	Parent Guarantor	Issuers	Non-Guarantor	Eliminations	Consolidated
	(in $ millions)
Net cash (used in) provided by operating activities	(2)	—	(61)	—	(63)
Investing activities of continuing operations:
Capital expenditures on property, plant and equipment	—	—	(166)	—	(166)
Investments in subsidiaries	—	—	—	—	—
Acquisition of Celanese AG, net of cash acquired	—	—	(1,564)	—	(1,564)
Fees associated with the acquisition of Celanese AG	—	—	(69)	—	(69)
Proceeds on sales of assets	—	—	31	—	31
Proceeds from sale of marketable securities	—	—	132	—	132
Purchases of marketable securities	—	—	(173)	—	(173)
Other, net	—	—	(1)	—	(1)
Net cash (used in) investing activities	—	—	(1,810)	—	(1,810)
Financing activities of continuing operations:
Initial capitalization	—	—	641	—	641
Distribution to shareholder	(500)	—	—	—	(500)
Distribution from subsidiary	500	(500)	—	—	—
Issuance of mandatorily redeemable preferred shares	—	—	200	—	200
Repayment of mandatorily redeemable preferred shares	(221)	—	—	—	(221)
Borrowings under bridge loans	—	—	1,565	—	1,565
Repayment of bridge loans	—	—	(1,565)	—	(1,565)
Proceeds from issuance of senior subordinated and discount notes	—	513	1,475	—	1,988
Proceeds from floating rate term loan	—	—	350	—	350
Borrowings under senior credit facilities	—	—	608	—	608
Short-term borrowings, net of repayments	18	—	18	—	36
Payments of long-term debt.	—	—	(254)	—	(254)
Issuance/(purchase) of Celanese AG treasury shares	—	—	29	—	29
Issuance of preferred stock by consolidated subsidiary	—	—	15	—	15
Fees associated with financing	(25)	(13)	(167)	—	(205)
Dividend payments by Celanese AG	—	—	(1)	—	(1)
Loan to shareholder	227	—	(227)	—	—
Net cash (used in) provided by financing activities	(1)	—	2,687	—	2,686
Exchange rate effects on cash.	3	—	22	—	25
Net increase in cash and cash equivalents	—	—	838	—	838
Cash and cash equivalents at beginning of year	—	—	—	—	—
Cash and cash equivalents at end of period	—	—	838	—	838
Net cash provided by (used in) discontinued operations:
Operating activities	—	—	1		1
Investing activities	—	—	(1)	—	(1)
Net cash provided by (used in) discontinued operations	—	—	—	—	—

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor
	For the Three Months Ended March 31, 2004
	Parent Guarantor	Issuers	Non-Guarantor	Eliminations	Consolidated
	(in $ millions)
Net cash (used in) provided by operating activities	—	—	(107)	—	(107)
Investing activities of continuing operations:
Capital expenditures on property, plant and equipment	—	—	(44)	—	(44)
Proceeds from disposal of discontinued operations	—	—	139	—	139
Proceeds from sale of marketable securities	—	—	42	—	42
Purchases of marketable securities	—	—	(42)	—	(42)
Other, net	—	—	1	—	1
Net cash provided by (used in) investing activities	—	—	96	—	96
Financing activities of continuing operations:
Short-term borrowings, net of repayments	—	—	(16)	—	(16)
Payments of long-term debt	—	—	(27)	—	(27)
Net cash (used in) provided by financing activities	—	—	(43)	—	(43)
Exchange rate effects on cash	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	—	(55)	—	(55)
Cash and cash equivalents at beginning of year	—	—	148	—	148
Cash and cash equivalents at end of period	—	—	93	—	93
Net cash provided by (used in) discontinued operations:
Operating activities	—	—	(139)	—	(139)
Investing activities	—	—	139	—	139
Net cash provided by (used in) discontinued operations	—	—	—	—	—

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor
	For the Year Ended December 31, 2003
	Parent Guarantor	Issuers	Non-Guarantor	Eliminations	Consolidated
	(in $ millions)
Net cash (used in) provided by operating activities	—	—	401	—	401
Investing activities of continuing operations:
Capital expenditures on property, plant and equipment	—	—	(211)	—	(211)
Acquisition of businesses and purchase of investment	—	—	(18)	—	(18)
Proceeds on sales of assets	—	—	10	—	10
Proceeds from disposal of discontinued operations	—	—	10	—	10
Proceeds from sale of marketable securities	—	—	202	—	202
Purchases of marketable securities	—	—	(265)	—	(265)
Other, net	—	—	(3)	—	(3)
Net cash (used in) investing activities	—	—	(275)	—	(275)
Financing activities of continuing operations:
Short-term borrowings, net	—	—	(20)	—	(20)
Proceeds from long-term debt	—	—	61	—	61
Payments of long-term debt	—	—	(109)	—	(109)
Issuance/(purchase) of Celanese AG treasury shares	—	—	(15)	—	(15)
Dividend payments by Celanese AG	—	—	(25)	—	(25)
Net cash provided by financing activities	—	—	(108)	—	(108)
Exchange rate effects on cash	—	—	6	—	6
Net increase in cash and cash equivalents	—	—	24	—	24
Cash and cash equivalents at beginning of year	—	—	124	—	124
Cash and cash equivalents at end of period	—	—	148	—	148
Net cash provided by (used in) discontinued operations:
Operating activities	—	—	(12)	—	(12)
Investing activities	—	—	12	—	12
Net cash provided by (used in) discontinued operations	—	—	—	—	—

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor
	For the Year Ended December 31, 2002
	Parent Guarantor	Issuers	Non-Guarantor	Eliminations	Consolidated
	(in $ millions)
Net cash (used in) provided by operating activities	—	—	363	—	363
Investing activities of continuing operations:
Capital expenditures on property, plant and equipment	—	—	(203)	—	(203)
Acquisition of businesses and purchases of investments	—	—	(131)	—	(131)
Proceeds on sales of assets	—	—	(12)	—	(12)
Proceeds from disposal of discontinued operations	—	—	206	—	206
Proceeds from sale of marketable securities	—	—	201	—	201
Purchases of marketable securities	—	—	(223)	—	(223)
Distributions from affiliates	—	—	39	—	39
Other, net	—	—	(16)	—	(16)
Net cash (used in) investing activities	—	—	(139)	—	(139)
Financing activities of continuing operations:
Short-term borrowings, net	—	—	(141)	—	(141)
Proceeds from long-term debt	—	—	50	—	50
Payments of long-term debt	—	—	(53)	—	(53)
Issuance/(purchase) of Celanese AG treasury shares	—	—	(6)	—	(6)
Net cash provided by financing activities	—	—	(150)	—	(150)
Exchange rate effects on cash	—	—	7	—	7
Net increase in cash and cash equivalents	—	—	81	—	81
Cash and cash equivalents at beginning of year	—	—	43	—	43
Cash and cash equivalents at end of period	—	—	124	—	124
Net cash provided by (used in) discontinued operations:
Operating activities	—	—	16	—	16
Investing activities	—	—	(17)	—	(17)
Investing activities	—	—	(2)	—	(2)
Net cash provided by (used in) discontinued operations	—	—	(3)	—	(3)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
3.2	Form of Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-120187) (the "Form S-1") filed with the SEC on January 13, 2005)
3.3	Certificate of Designations of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
4.1	Form of certificate of Series A common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1 filed with the SEC on January 19, 2005)
4.2	Form of certificate of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Form S-1 filed with the SEC on January 13, 2005)
4.3	Second Amended and Restated Shareholders' Agreement, dated as of January 18, 2005, among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
4.4	Amended and Restated Registration Rights Agreement, dated as of January 26, 2005, among Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3, BA Capital Investors Sidecar Fund, L.P. and Celanese Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
10.1	Amended and Restated Credit Agreement dated as of January 26, 2005 among BCP Crystal US Holdings Corp., Celanese Holdings LLC, Celanese Americas Corporation, certain other subsidiaries from time to time party thereto as a borrower, the lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as joint book runners, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bank of America, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32410) filed with the SEC on February 1, 2005)
10.2	Guarantee and Collateral Agreement, dated and effective as of April 6, 2004, among Celanese Americas Corporation, certain subsidiaries of Celanese Americas Corporation, BCP Crystal US Holdings Corp. and Deutsche Bank AG, New York Branch, as collateral agent (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on November 3, 2004)
10.3	Supplement No. 1 to Guarantee and Collateral Agreement, dated as of October 5, 2004, among Celanese Americas Corporation and Deutsche Bank AG, New York Branch, as collateral agent (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on November 3, 2004)

Exhibit Number	Description
10.4	Guarantee and Pledge Agreement, dated and effective as of April 6, 2004, among BCP Crystal Holdings Ltd. 2, BCP Caylux Holdings Ltd. 1, BCP Crystal (Cayman) Ltd. 1, and Deutsche Bank AG, New York Branch, as collateral agent (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on November 3, 2004)
10.5	Parent Guarantee and Pledge Agreement, dated and effective as of April 6, 2004, between BCP Caylux Holdings Luxembourg S.C.A., and Deutsche Bank AG, New York Branch, as collateral agent (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on November 3, 2004)
10.6	Loan Agreement, dated as of June 8, 2004, among BCP Crystal Holdings Ltd. 2, BCP Caylux Holdings Luxembourg S.C.A., the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as global coordinator, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on November 3, 2004)
10.7	Assumption Agreement with respect to the Loan Agreement, dated as of October 5, 2004, made by BCP Crystal US Holdings Corp. and delivered to Deutsche Bank AG, New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on November 3, 2004)
10.8	Form of Letter Agreement, among BCP Caylux Holdings Luxembourg S.C.A., the lender parties to the Loan Agreement and other parties to the letter agreement (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on November 3, 2004)
10.9	Guarantee and Pledge Agreement, dated and effective as of June 8, 2004, among BCP Crystal Holdings Ltd. 2, BCP Caylux Holdings Ltd. 1, BCP Crystal (Cayman) Ltd. 1, and Deutsche Bank AG, New York Branch, as collateral agent for, on a basis junior and subordinated to the First Lien Secured Parties, the Second Lien Secured Parties (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on November 3, 2004)
10.10	Guarantee and Collateral Agreement, dated and effective as of October 5, 2004, among BCP Crystal US Holdings Corp., certain of its subsidiaries and Deutsche Bank AG, New York Branch, as collateral agent (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on November 3, 2004)
10.11	Indenture, dated as of June 8, 2004, among BCP Caylux Holdings Luxembourg S.C.A., BCP Crystal Holdings Ltd. 2 and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on November 3, 2004)
10.12	Supplemental Indenture, dated as of October 5, 2004, among BCP Crystal US Holdings Corp., BCP Caylux Holdings Luxembourg S.C.A., BCP Crystal Holdings Ltd. 2 and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on November 3, 2004)
10.13	Supplemental Indenture, dated as of October 5, 2004, among BCP Crystal US Holdings Corp., the New Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on November 3, 2004)
10.14	Indenture, dated as of September 24, 2004, among Crystal US Holdings 3 L.L.C., Crystal US Sub 3 Corp. and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on November 3, 2004)

Exhibit Number	Description
10.15	Supplemental Indenture, dated as of March 30, 2005, among Crystal US Holdings 3 L.L.C., Crystal US Sub 3 Corp., Celanese Corporation and The Bank of New York, as trustee (filed herewith)
10.16	Domination and Profit and Loss Transfer Agreement, dated as of June 22, 2004, between BCP Crystal Acquisition GmbH & Co. KG, as the dominating company, and Celanese AG, as dominated company (non-binding English translation) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-1 filed with the SEC on December 10, 2004)
10.17	Celanese Corporation 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Form S-1 filed with the SEC on January 3, 2005)
10.18	Form of Celanese Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
10.19	Sponsor Services Agreement dated as of January 26, 2005, among Celanese Corporation, Celanese Holdings LLC and Blackstone Management Partners IV L.L.C. (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
10.20	Form of Employee Stockholders Agreement, dated as of January 21, 2005, among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd.1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and the employee stockholder parties thereto from time to time (filed herewith)
10.21	Form of Nonqualified Stock Option Agreement (for employees) (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-122789) filed with the SEC on February 14, 2005)
10.22	Form of Nonqualified Stock Option Agreement (for non-employee directors) (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-122789) filed with the SEC on February 14, 2005)
10.23	Nonqualified Stock Option Agreement, dated as of January 25, 2004, between Celanese Corporation and Blackstone Management Partners IV L.L.C. (filed herewith)
10.24	Annual Bonus Plan for fiscal year ended 2005 for named executive officers (filed herewith)
10.25	Employment Agreement, dated as of February 23, 2005, between David N. Weidman and Celanese Corporation (filed herewith)
10.26	Employment Agreement, dated as of February 24, 2005, between Lyndon Cole and Celanese Corporation (filed herewith)
10.27	Employment Agreement, dated as of February 23, 2005, between Corliss Nelson and Celanese Corporation (filed herewith)
10.28	Employment Agreement, dated as of February 23, 2005, between Andreas Pohlmann and Celanese Corporation (filed herewith)
10.29	Bonus Award Letter Agreement, dated as of February 23, 2005, between David N. Weidman and Celanese Corporation (filed herewith)
10.30	Bonus Award Letter Agreement, dated as of February 23, 2005, between Andreas Pohlmann and Celanese Corporation (filed herewith)
10.31	Bonus Award Letter Agreement, dated as of February 24, 2005, between Lyndon Cole and Celanese Corporation (filed herewith)

Exhibit Number	Description
10.32	English translation of Service Agreement, dated as of December 31, 2004, between Lyndon Cole and Celanese AG (filed herewith)
10.33	English translation of Service Agreement, dated as of December 31, 2004, between Andreas Pohlmann and Celanese AG (filed herewith)
10.34	Pension benefit plan for David N. Weidman (filed herewith)
10.35	Letter of Understanding, dated as of October 27, 2004, between Andreas Pohlmann and Celanese Americas Corporation (filed herewith)
12	Computation of ratio of earnings to fixed charges (filed herewith).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Form S-1 filed with the SEC on December 10, 2004)
23	Reports on Financial Statement Schedule and Consents of Independent Registered Public Accounting Firms (filed herewith as Exhibits 99.1 and 99.2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Report on Financial Statement Schedule and Consent of Independent Registered Public Accounting Firm (filed herewith)
99.2.	Report on Financial Statement Schedule and Consent of Independent Registered Public Accounting Firm (filed herewith)
99.3	Financial Statement schedule regarding Valuation and Qualifying Accounts (filed herewith)