Form 10-Q
period 2005-09-30
Celanese CORP
filed 2005-11-10
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

001-32410

(Commission File Number)

CELANESE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0420726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1601 West LBJ Freeway,	75234-6034
(Address of Principal Executive Offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

The number of outstanding shares of the registrant's Series A Common Stock, $ 0.0001 par value, as of November 2, 2005 was 158,562,161.

Exhibit index located on sequential page number 2.

CELANESE CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2005

Basis of Presentation

In this Quarterly Report on Form 10-Q, the term ‘‘Celanese’’ refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to Celanese and its subsidiaries on a consolidated basis. The term ‘‘BCP Crystal’’ refers to our subsidiary BCP Crystal US Holdings Corp., and not its subsidiaries. The term ‘‘Purchaser’’ refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership (Kommanditgesellschaft, KG), and not its subsidiaries, except where otherwise indicated. The term ‘‘Original Shareholders’’ refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms ‘‘Sponsor’’ and ‘‘Advisor’’ refer to certain affiliates of The Blackstone Group.

Celanese is a recently-formed company which does not have any independent external operations other than through the indirect ownership of CAG (as defined below) and CAC (as defined below), their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments. For accounting purposes, Celanese and its consolidated subsidiaries are referred to as the ‘‘Successor.’’ See Note 1 to the Unaudited Interim Consolidated Financial Statements (as defined below) for additional information on the basis of presentation of the Successor.

Pursuant to a voluntary tender offer commenced in February 2004 (the ‘‘Tender Offer’’), the Purchaser, an indirect wholly-owned subsidiary of Celanese, in April 2004 acquired approximately 84% of the ordinary shares of CAG (the ‘‘CAG Shares’’) outstanding. All references in this Quarterly Report to the outstanding ordinary shares of CAG exclude treasury shares, unless expressly provided otherwise. As of September 30, 2005, Celanese's indirect ownership of approximately 96% of the outstanding CAG Shares would equate to approximately 88% of the issued CAG Shares (including treasury shares). Pursuant to a mandatory offer commenced in September 2004 and continuing as of the date of this Quarterly Report, the Purchaser has acquired additional CAG Shares. In addition, in August 2005, the Purchaser acquired approximately 5.9 million, or approximately 12%, of the outstanding CAG Shares from two shareholders. As a result of these acquisitions, partially offset by the issuance of additional CAG Shares as a result of the exercise of options issued under the CAG stock option plan, as of November 2, 2005, we own approximately 98% of the outstanding CAG shares. The mandatory offer expires on December 1, 2005, unless further extended. On November 3, 2005, the Company's Board of Directors approved commencement of the process for effecting a squeeze-out of the remaining shareholders.

In October 2004, Celanese and certain of its subsidiaries completed an organizational restructuring (the ‘‘Restructuring’’) pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement (as defined below), the transfer of all of the shares of Celanese Americas Corporation (‘‘CAC’’) from Celanese Holding GmbH, a wholly owned subsidiary of CAG, to BCP Caylux Holdings Luxembourg S.C.A. (‘‘BCP Caylux’’) resulting in BCP Caylux ownership of 100% of the equity of CAC and indirectly, all of its assets, including subsidiary stock. Thereafter, BCP Caylux transferred certain assets, including its equity ownership interest in CAC, to BCP Crystal. In this Quarterly Report, the term ‘‘Domination Agreement’’ refers to the domination and profit and loss transfer agreement between CAG and the Purchaser, pursuant to which the Purchaser became obligated on October 1, 2004 to offer to acquire all outstanding CAG Shares from the minority shareholders of CAG in return for payment of fair cash compensation in accordance with German law.

Celanese AG is incorporated as a stock corporation (Aktiengesellschaft, AG) organized under the laws of the Federal Republic of Germany. As used in this document, the term ‘‘CAG’’ refers to (i) prior to the Restructuring, Celanese AG and CAC, their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments, and (ii) following the Restructuring, Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments, except that with respect to shareholder and similar matters where the context indicates, ‘‘CAG’’ refers to Celanese AG. For accounting purposes, ‘‘Predecessor’’ refers to CAG and its subsidiaries.

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

As of the date of this Quarterly Report, Celanese has two classes of common stock, Series A common stock and Series B common stock, and convertible perpetual preferred stock. In January 2005, Celanese completed an initial public offering of 50,000,000 shares of Series A common stock. The Series A common stock is currently held by public shareholders, the Original Shareholders and certain directors, officers and employees of the Company. No shares of Series B common stock are currently outstanding. All of the shares of Series B common stock outstanding were automatically converted into Series A common stock on April 7, 2005 following the payment on that date of a special Series B common stock cash dividend declared on March 8, 2005 to the then holders of the outstanding shares of Series B common stock. Except for (i) the special Series A common stock dividend which we paid to the holders of outstanding shares of Series B common stock on March 9, 2005 and a special cash dividend which we paid to the holders of outstanding shares of Series B common stock on April 7, 2005, (ii) the convertibility of Series B common stock into Series A common stock and (iii) the right of the Series B common stock to consent to any changes to our governing documents that would adversely affect the Series B common stock, shares of Series A common stock and shares of Series B common stock are identical, including with respect to voting rights. Holders of the common stock are entitled to receive, when, as and if, declared by the Celanese board of directors, out of funds legally available therefor, cash dividends at the rate per annum of 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share), payable on a quarterly basis. The initial quarterly dividend payment was made on August 11, 2005. As used in this Quarterly Report, the term ‘‘common stock’’ means, collectively, the Series A common stock and the Series B common stock, and the term ‘‘preferred stock’’ means the convertible perpetual preferred stock, in each case unless otherwise specified.

Concurrently with the initial public offering of its Series A common stock, Celanese offered 9,600,000 shares of its preferred stock. Holders of the preferred stock are entitled to receive, when, as and if, declared by the Celanese board of directors, out of funds legally available therefor, cash dividends at the rate of 4.25% per annum of liquidation preference, payable quarterly in arrears. The initial quarterly dividend payment was made on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. The preferred stock is convertible, at the option of the holder, at any time, into shares of our Series A common stock at a conversion rate of approximately 1.25 shares of Series A common stock for each share of preferred stock, subject to adjustments.

The unaudited interim consolidated financial statements of the Successor for the three and nine months ended September 30, 2005 and the three and six months ended September 30, 2004 as well as the unaudited interim consolidated financial statements of the Predecessor for the three months ended March 31, 2004 contained in this Quarterly Report (collectively, the ‘‘Unaudited Interim Consolidated Financial Statements’’) were prepared in accordance with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) for all periods presented. The Unaudited Interim Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

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

In the preparation of other information included in this document, euro amounts have been translated into U.S. dollars at the applicable historical rate in effect on the date of the relevant event or period. For purposes of prospective information, euro amounts have been translated into U.S. dollars using the rate in effect on September 30, 2005. Our inclusion of this information is not meant to suggest that the euro amounts actually represent such dollar amounts or that such amounts could have been converted into U.S. dollars at any particular rate, if at all.

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

Special Note Regarding Forward-Looking Statements

Investors are cautioned that the forward-looking statements contained in this Quarterly Report involve both risk and uncertainty. Many important factors could cause actual results to differ materially from those anticipated by these statements. Many of these factors are macroeconomic in nature and are, therefore, beyond our control. See ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements May Prove Inaccurate.’’

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

INDEX TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PAGE
CELANESE CORPORATION UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004	7
Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2005, the six months ended September 30, 2004 and the three months ended March 31, 2004	8
Unaudited Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	9
Unaudited Consolidated Statements of Shareholders' Equity (Deficit) for the nine months ended September 30, 2005, the six months ended September 30, 2004 and the three months ended March 31, 2004	10
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005, the six months ended September 30, 2004 and the three months ended March 31, 2004	11
Notes to the Unaudited Interim Consolidated Financial Statements	13

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Successor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	(in $ millions, except for share and per share data)
Net sales	1,536	1,265
Cost of sales	(1,253)	(1,005)
Selling, general and administrative expenses	(144)	(153)
Research and development expenses	(22)	(23)
Special charges:
Insurance recoveries associated with plumbing cases	—	(1)
Restructuring, impairment and other special charges	(24)	(58)
Foreign exchange gain (loss), net	(2)	(2)
Gain (loss) on disposition of assets, net	1	2
Operating profit	92	25
Equity in net earnings of affiliates	21	17
Interest expense	(72)	(98)
Interest income	7	8
Other income (expense), net	26	17
Earnings (loss) from continuing operations before tax and minority interests	74	(31)
Income tax provision	(26)	(48)
Earnings (loss) from continuing operations before minority interests	48	(79)
Minority interests	(3)	8
Earnings (loss) from continuing operations	45	(71)
Earnings (loss) from discontinued operations	—	—
Net earnings (loss)	45	(71)
Cumulative undeclared preferred stock dividend	(3)	—
Net earnings (loss) available to common shareholders	42	(71)
Earnings (loss) per common share — basic:
Continuing operations	0.26	(0.71)
Discontinued operations	—	—
Net earnings (loss) available to common shareholders	0.26	(0.71)
Earnings (loss) per common share — diluted:
Continuing operations	0.26	(0.71)
Discontinued operations	—	—
Net earnings (loss) available to common shareholders	0.26	(0.71)
Weighted average shares — basic:	158,546,594	99,377,884
Weighted average shares — diluted:	171,930,270	99,377,884

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2004	Three Months Ended March 31, 2004
	(in $ millions, except for share and per share data)
Net sales	4,562	2,494	1,243
Cost of sales	(3,553)	(2,063)	(1,002)
Selling, general and administrative expenses	(441)	(278)	(137)
Research and development expenses	(68)	(45)	(23)
Special charges:
Insurance recoveries associated with plumbing cases	4	1	—
Restructuring, impairment and other special charges	(93)	(59)	(28)
Foreign exchange gain (loss), net	—	(2)	—
Gain (loss) on disposition of assets, net	(1)	2	(1)
Operating profit	410	50	52
Equity in net earnings of affiliates	48	35	12
Interest expense	(316)	(228)	(6)
Interest income	31	15	5
Other income (expense), net	47	(7)	9
Earnings (loss) from continuing operations before tax and minority interests	220	(135)	72
Income tax provision	(77)	(58)	(17)
Earnings (loss) from continuing operations before minority interests	143	(193)	55
Minority interests	(41)	(2)	—
Earnings (loss) from continuing operations	102	(195)	55
Earnings (loss) from discontinued operations:
Gain (loss) from operation of discontinued operations	—	—	(5)
Gain (loss) on disposal of discontinued operations	—	(1)	14
Income tax benefit (expense)	—	—	14
Earnings (loss) from discontinued operations	—	(1)	23
Net earnings (loss)	102	(196)	78
Cumulative declared and undeclared preferred stock dividend	(7)	—	—
Net earnings (loss) available to common shareholders	95	(196)	78
Earnings (loss) per common share — basic:
Continuing operations	0.62	(1.96)	1.12
Discontinued operations	—	(0.01)	0.46
Net earnings (loss) available to common shareholders	0.62	(1.97)	1.58
Earnings (loss) per common share — diluted:
Continuing operations	0.62	(1.96)	1.11
Discontinued operations	—	(0.01)	0.46
Net earnings (loss) available to common shareholders	0.62	(1.97)	1.57
Weighted average shares — basic:	153,001,360	99,377,884	49,321,468
Weighted average shares — diluted:	153,536,802	99,377,884	49,712,421

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Successor
	As of September 30, 2005	As of December 31, 2004
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	401	838
Receivables
Trade receivables, net — third party and affiliates, net of allowance for doubtful accounts of $23 million and $22 million as of September 30, 2005 and December 31, 2004, respectively	947	866
Other receivables	519	670
Inventories	625	618
Deferred income taxes	69	71
Other assets	47	86
Assets of discontinued operations	2	2
Total current assets	2,610	3,151
Investments	551	600
Property, plant and equipment, net of accumulated depreciation of $857 million and $446 million as of September 30, 2005 and December 31, 2004, respectively	1,982	1,702
Deferred income taxes	35	54
Other assets	727	756
Goodwill	1,042	747
Intangible assets, net	393	400
Total assets	7,340	7,410
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	181	144
Accounts payable and accrued liabilities:
Trade payables — third party and affiliates	698	722
Other current liabilities	813	888
Deferred income taxes	13	20
Income taxes payable	224	214
Liabilities of discontinued operations	3	7
Total current liabilities	1,932	1,995
Long-term debt	3,315	3,243
Deferred income taxes	225	256
Benefit obligations	1,154	1,000
Other liabilities	506	510
Minority interests	149	518
Commitments and contingencies
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 9,600,000 issued and outstanding as of September 30, 2005	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized and 158,562,161 and 0 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized and 0 and 99,377,884 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	344	158
Retained earnings (accumulated deficit)	(151)	(253)
Accumulated other comprehensive income (loss), net	(134)	(17)
Total shareholders' equity (deficit)	59	(112)
Total liabilities and shareholders' equity (deficit)	7,340	7,410

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders' Equity (Deficit)
	(in $ millions)
Predecessor
Balance at December 31, 2003	—	150	2,714	25	(198)	(109)	2,582
Comprehensive income (loss), net of tax:
Net earnings (loss)	—	—	—	78	—	—	78
Other comprehensive income (loss):
Unrealized gain (loss) on securities	—	—	—	—	7	—	7
Foreign currency translation	—	—	—	—	(46)	—	(46)
Other comprehensive income (loss)	—	—	—	—	(39)	—	(39)
Comprehensive income (loss)	—	—	—	—	—	—	39
Amortization of deferred compensation	—	—	1	—	—	—	1
Balance at March 31, 2004	—	150	2,715	103	(237)	(109)	2,622
Successor
Contributed capital	—	—	641	—	—	—	641
Comprehensive income (loss), net of tax:
Net earnings (loss)	—	—	—	(196)	—	—	(196)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	—	—	—	—	(1)	—	(1)
Foreign currency translation	—	—	—	—	(1)	—	(1)
Unrealized gain (loss) on derivative contracts	—	—	—	—	2	—	2
Other comprehensive income (loss)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—	(196)
Distribution to stockholders	—	—	(500)	—	—	—	(500)
Indemnification of demerger liability	—	—	2	—	—	—	2
Balance at September 30, 2004	—	—	143	(196)	—	—	(53)
Successor
Balance at December 31, 2004	—	—	158	(253)	(17)	—	(112)
Comprehensive income (loss), net of tax:
Net earnings (loss)	—	—	—	102	—	—	102
Other comprehensive income (loss):
Unrealized gain (loss) on securities	—	—	—	—	6	—	6
Minimum pension liability	—	—	—	—	(109)	—	(109)
Foreign currency translation	—	—	—	—	(11)	—	(11)
Unrealized gain (loss) on derivative contracts	—	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	(117)	—	(117)
Comprehensive income (loss)	—	—	—	—	—	—	(15)
Indemnification of demerger liability	—	—	3	—	—	—	3
Common stock dividends	—	—	(6)	—	—	—	(6)
Preferred stock dividends	—	—	(5)	—	—	—	(5)
Net proceeds from issuance of common stock	—	—	752	—	—	—	752
Net proceeds from issuance of preferred stock	—	—	233	—	—	—	233
Net proceeds from issuance of discounted common stock	—	—	12	—	—	—	12
Stock based compensation	—	—	1	—	—	—	1
Distribution to Series B shareholders	—	—	(804)	—	—	—	(804)
Balance at September 30, 2005	—	—	344	(151)	(134)	—	59

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2004	Three Months Ended March 31, 2004
		(in $ millions)
Operating activities from continuing operations:
Net earnings (loss)	102	(196)	78
(Earnings) loss from discontinued operations, net	—	1	(23)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Special charges, net of amounts used	10	22	20
Stock based compensation	—	1	2
Depreciation	153	147	69
Amortization of intangibles and other assets	47	3	3
Amortization of deferred financing fees	38	95	—
Premiums paid on early redemption of debt	74	21	—
Change in equity of affiliates	12	(14)	3
Deferred income taxes	(15)	84	(12)
(Gain) loss on disposition of assets, net	1	(2)	—
(Gain) loss on foreign currency, net	45	26	(26)
Minority interest	41	2	—
Changes in operating assets and liabilities:
Trade receivables, net — third party and affiliates	(13)	(22)	(89)
Other receivables	56	—	(42)
Prepaid expenses	(20)	15	14
Inventories	58	2	(11)
Trade payables — third party and affiliates	(70)	4	(6)
Benefit obligations and other liabilities	(46)	(107)	(118)
Income taxes payable	25	21	38
Other, net	18	6	(7)
Net cash provided by (used in) operating activities	516	109	(107)
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	(132)	(106)	(44)
Acquisition of CAG shares, net of cash acquired	(397)	(1,531)	—
Fees associated with acquisitions	(27)	(69)	—
Acquisition of Vinamul	(208)	—	—
Acquisition of Acetex, net of cash acquired	(216)	—	—
Proceeds from sale of businesses and assets	40	5	—
Net proceeds from disposal of discontinued operations	75	—	139
Proceeds from sale of marketable securities	175	85	42
Purchases of marketable securities	(96)	(107)	(42)
Other, net	5	(1)	1
Net cash provided by (used in) investing activities	(781)	(1,724)	96

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2004	Three Months Ended March 31, 2004
		(in $ millions)
Financing activities from continuing operations:
Initial capitalization	—	641	—
Issuance of mandatorily redeemable preferred stock	—	200	—
Repayment of mandatorily redeemable preferred stock	—	(221)	—
Borrowings under bridge loans	—	1,565	—
Repayment of bridge loans	—	(1,565)	—
Proceeds from issuance of senior subordinated notes	—	1,475	—
Proceeds from issuance of senior discount notes	—	513	—
Redemption of senior subordinated notes, including related premium	(572)	—	—
Proceeds from floating rate term loan	—	350	—
Repayment of floating rate term loan, including related premium	(354)	—	—
Borrowings under term loan facility	1,135	389	—
Proceeds from issuance of common stock, net	752	—	—
Proceeds from issuance of preferred stock, net	233	—	—
Proceeds from issuance of discounted common stock	12	—	—
Redemption of senior discount notes, including related premium	(207)	—	—
Redemption of Acetex bonds	(280)	—	—
Distribution to stockholders	—	(500)	—
Distribution to Series B shareholders	(804)	—	—
Short-term borrowings (repayments), net	18	17	(16)
Proceeds (payments) from other long term debt, net	8	(235)	(27)
Issuance of preferred stock by consolidated subsidiary	—	17	—
Fees associated with financings	(8)	(197)	—
Dividend payments on preferred stock	(5)	—	—
Dividend payments on common shares	(6)	(1)	—
Net cash provided by (used in) financing activities	(78)	2,448	(43)
Exchange rate effects on cash	(94)	(14)	(1)
Net increase (decrease) in cash and cash equivalents ..	(437)	819	(55)
Cash and cash equivalents at beginning of period	838	—	148
Cash and cash equivalents at end of period	401	819	93
Net cash provided by (used in) discontinued operations:
Operating activities	(75)	1	(139)
Investing activities	75	(1)	139
Financing activities	—	—	—
Net cash provided by (used in) discontinued operations	—	—	—

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

1.    Description of the Company and Basis of Presentation

Description of the Company

Celanese Corporation and its subsidiaries (collectively the ‘‘Company’’ or the ‘‘Successor’’) is a global industrial chemicals company, primarily comprising the former business of Celanese AG and its subsidiaries (‘‘CAG’’ or the ‘‘Predecessor’’). The Company's business involves processing chemical raw materials, such as ethylene and propylene, and natural products, including natural gas and wood pulp, into value-added chemicals and chemical-based products.

Basis of Presentation

The results of operations and cash flows and related disclosures for periods prior to April 1, 2004 (a convenience date for the April 6, 2004 acquisition date), the effective date of the acquisition of CAG (the ‘‘Effective Date’’), are presented as those of the Predecessor. The financial position, results of operations and cash flows and related disclosures subsequent to the Effective Date, are presented as those of the Successor.

The unaudited interim consolidated financial statements of the Successor as of and for the three and nine months ended September 30, 2005, for the three and six months ended September 30, 2004 and as of December 31, 2004 reflect the acquisition of CAG under the purchase method of accounting in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations.

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company and the Predecessor. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). These unaudited interim consolidated financial statements should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the nine months ended December 31, 2004, as filed with the SEC on Form 10-K.

Operating results for the three and nine months ended September 30, 2005, for the three and six months ended September 30, 2004 and for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

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

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

2.    Acquisition of Celanese AG (the ‘‘Acquisition’’)

On April 6, 2004, Celanese Europe Holding GmbH & Co. KG (the ‘‘Purchaser’’), an indirect wholly owned subsidiary of the Successor, acquired approximately 84% of the Celanese AG ordinary shares, excluding treasury shares (‘‘CAG Shares’’), pursuant to a voluntary tender offer commenced in February 2004. The CAG Shares were acquired at a price of €32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of approximately $69 million. During the nine months ended September 30, 2005 and December 31, 2004, the Purchaser acquired additional CAG Shares for a purchase price of $397 million and $33 million, respectively. As of September 30, 2005 and December 31, 2004, the Purchaser's ownership percentage was approximately 96% and 84%, respectively. The additional CAG Shares were acquired pursuant to either i) the mandatory offer (See Note 3) commenced in September 2004 that will expire on December 1, 2005, unless further extended or ii) the recent purchase of CAG shares as described below. On November 3, 2005, the Company's Board of Directors approved commencement of the process for effecting a squeeze-out of the remaining shareholders.

Recent Purchases of CAG Shares

In August 2005, the Company acquired approximately 5.9 million, or approximately 12%, of the outstanding CAG Shares from two shareholders of CAG for the aggregate consideration of approximately €302 million ($369 million). In addition, the Company also paid to such shareholders an additional purchase price of approximately €12 million ($15 million) in consideration for the settlement of certain claims and for such shareholders agreeing to, among other things, (1) accept the shareholders' resolutions passed at the extraordinary general meeting of CAG held on July 30 and 31, 2004 and the annual general meeting of CAG held on May 19 and 20, 2005, (2) acknowledge the legal effectiveness of the domination and profit and loss transfer agreement, (3) irrevocably withdraw and abandon all actions, applications and appeals each brought or joined in legal proceedings related to, among other things, challenging the effectiveness of the Domination Agreement and amount of fair cash compensation offered by Purchaser in the mandatory offer required by Section 305(1) of the German Stock Corporation Act, (4) refrain from acquiring any CAG Shares or any other investment in CAG, and (5) refrain from taking any future legal action with respect to shareholder resolutions or corporate actions of CAG. The Company paid the aggregate consideration of €314 million ($384 million) for the additional CAG Shares that were acquired from such shareholders and for the agreements described above using available cash. The Company also announced that it would increase its offer to purchase any remaining outstanding CAG Shares to €51 per share (plus interest on €41.92 per share) for all minority shareholders that would accept the increased offer on or prior to September 29, 2005 and waive their rights to participate in an increase of the offer consideration as a result of the pending award proceedings. In addition, all shareholders who tendered their shares pursuant to the mandatory offer of €41.92 per share commenced in September 2004 and continuing as of the date of this filing, were entitled to claim the difference between the increased offer of €51 per share and the mandatory offer of €41.92 per share. Any shareholder who accepted the increased offer of €51 per share, or claimed the difference between the mandatory offer and the increased offer, was obligated to agree to waive its rights to participate in any possible future increase of the offer consideration as a result of the pending award proceedings. For minority shareholders who did not accept the increased offer on or prior to the September 29, 2005 expiration date, the terms of the original €41.92 per share mandatory offer will continue to apply. The mandatory offer will expire on December 1, 2005 unless further extended.

As of November 2, 2005, the Company increased its ownership interest in CAG to approximately 98% as a result of additional shares tendered under the mandatory offer.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Pro forma information

The following pro forma information for the nine months ended September 30, 2004 was prepared as if the Acquisition had occurred as of the beginning of such period:

Nine Months Ended September 30, 2004
(in $ millions)
Net sales	3,737
Operating profit	149
Net earnings (loss)	(55)

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

3.    Domination Agreement and Organizational Restructuring

Domination Agreement

On October 1, 2004, a domination and profit and loss transfer agreement (the ‘‘Domination Agreement’’) between Celanese AG and the Purchaser became operative. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding CAG Shares from the minority shareholders of Celanese AG in return for payment of fair cash compensation. The amount of this fair cash compensation has been determined to be €41.92 per share, plus interest, in accordance with applicable German law. The Purchaser may elect, or be required, to pay a purchase price in excess of €41.92 to acquire the remaining outstanding CAG Shares. Any minority shareholder who elects not to sell its shares to the Purchaser will be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on its shares of €3.27 per CAG Share less certain corporate taxes in lieu of any future dividend. Beginning October 1, 2004, taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment would be €2.89 per share for a full fiscal year. As indicated in Note 2, pursuant to an agreement with two shareholders of CAG to acquire 5.9 million additional shares, the Company, subject to certain conditions, increased its offer to acquire all remaining outstanding CAG Shares from all minority shareholders that accepted the Mandatory Offer on or prior to September 29, 2005. This increased offer expired on September 29, 2005. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89 per share. For the three and nine months ended September 30, 2005, a charge of $5 million and $20 million, respectively, was recorded in Other income (expense), net for the anticipated guaranteed payment.

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

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

There is no assurance that the Domination Agreement will remain operative in its current form. If the Domination Agreement ceases to be operative, the Company will not be able to directly give instructions to the Celanese AG board of management. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course until September 30, 2009. However, irrespective of whether a domination agreement is in place between the Company and Celanese AG, under German law Celanese AG is effectively controlled by the Company because of the Company's approximate 98% ownership of the outstanding CAG Shares. The Company does have the ability, through a variety of means, to utilize its controlling rights to, among other things, (1) cause a domination agreement to become operative; (2) use its ability, through its approximately 98% voting power at any shareholders' meetings of Celanese AG, to elect the shareholder representatives on the supervisory board and to thereby effectively control the appointment and removal of the members of the Celanese AG board of management; and (3) effect all decisions that an approximately 98% majority shareholder is permitted to make under German law. The controlling rights of the Company constitute a controlling financial interest for accounting purposes and result in the Company being required to consolidate CAG as of the date of acquisition.

Organizational Restructuring

In October 2004, Celanese Corporation and certain of its subsidiaries completed an organizational restructuring (the ‘‘Organizational Restructuring’’) pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement, the transfer of all of the shares of Celanese Americas Corporation (‘‘CAC’’) from Celanese Holding GmbH, a wholly owned subsidiary of Celanese AG, to BCP Caylux Holdings Luxembourg S.C.A (‘‘BCP Caylux’’), which resulted in BCP Caylux owning 100% of the equity of CAC and, indirectly, all of its assets, including subsidiary stock. This transfer was affected by CAG selling all outstanding shares in CAC for a €291 million note. This note eliminates in consolidation.

Following the transfer of CAC to BCP Caylux, (1) Celanese Holdings contributed substantially all of its assets and liabilities (including all outstanding capital stock of BCP Caylux) to BCP Crystal US Holdings Corp. (‘‘BCP Crystal’’) in exchange for all outstanding capital stock of BCP Crystal and (2) BCP Crystal assumed certain obligations of BCP Caylux, including all rights and obligations of BCP Caylux under the senior credit facilities, the floating rate term loan and the senior subordinated notes. BCP Crystal, at its discretion, may subsequently cause the liquidation of BCP Caylux.

As a result of these transactions, BCP Crystal holds 100% of CAC's equity and, indirectly, all equity owned by CAC in its subsidiaries. In addition, BCP Crystal holds, indirectly, all of the outstanding common stock of Celanese AG held by the Purchaser and all of the wholly owned subsidiaries of the Company that guarantee BCP Caylux's obligations under the senior credit facilities to guarantee the senior subordinated notes issued on June 8, 2004 and July 1, 2004 (see Note 9) on an unsecured senior subordinated basis.

4.    Initial Public Offering and Concurrent Financings

In January 2005, the Company completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds of $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, the Company received net proceeds of $233 million from the offering of 9,600,000 shares of convertible perpetual preferred stock after deducting underwriters’ discounts and offering expenses of $7 million. A portion of the proceeds of the share offerings were used to redeem $188 million of senior discount notes and $521 million of senior subordinated notes, excluding early redemption premiums of $19 million and $51 million, respectively.

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

5.    Accounting Changes and New Accounting Pronouncements

Accounting Changes

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement were applied prospectively. The adoption of SFAS No. 153 did not have a material impact on the results of operations and financial position as of and for the three months ended September 30, 2005.

During 2004, the Predecessor changed its inventory valuation method of accounting for its US subsidiaries from the LIFO method to the FIFO method to conform to the Successor's accounting policy. The Predecessor's financial statements have been restated to reflect this change.

On November 3, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance is to be applied prospectively in periods beginning after December 15, 2005. The Company is in the process of determining the impact that this FSP will have on its results of operations and financial position.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ‘‘Medicare Act’’) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare (‘‘Medicare Part D’’) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As of March 31, 2004, as permitted by FASB Staff Position (‘‘FSP’’) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company deferred accounting for the effects of the Medicare Act in the measurement of its Accumulated Postretirement Benefit Obligation (APBO) and the effect to net periodic postretirement benefit costs. Specific guidance with respect to accounting for the effects of the Medicare Act was issued in FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and the Company has adopted the provisions of FSP No. 106-2 as of the Effective Date, and included any impact in the overall measurement of the liabilities of the U.S. postretirement medical plans in purchase accounting.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

In March 2005, the FASB issued FSP No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003). FSP FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit interest in a variable interest entity or potential variable interest entity when specific conditions exist. The provisions of FSP FIN 46(R)-5 are applicable for reporting periods beginning after March 3, 2005 (the Company's fiscal quarter ending June 30, 2005). FSP FIN 46(R)-5 did not have a material impact on the Company’s consolidated financial statements for the three months ended September 30, 2005.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (‘‘SFAS No. 154’’). SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in the fiscal year ended December 31, 2006.

In September 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This consensus outlines the treatment of sales and purchases of inventory between an entity and the same counterparty as one transaction for purposes of applying Accounting Principles Board Opinion 29. The guidance is to be applied prospectively in periods beginning after March 15, 2006. The Company is evaluating the impact of EITF 04-13 on its financial statements.

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (‘‘EITF Issue No. 05-6’’). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective prospectively for leasehold improvements acquired in periods beginning after June 29, 2005. As the Company has not completed its purchase accounting related to the acquisition of Acetex Corporation (see Note 6), the Company is still evaluating the impact of EITF Issue No. 05-6 on its results of operations and financial position.

In March 2005, FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (‘‘FIN No. 47’’). FIN No. 47 provides guidelines as to when a company is required to record a conditional asset retirement obligation. In general, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The Company is still assessing the impact of FIN No. 47 on its future results of operations and financial position.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock Based Compensation (‘‘SFAS No. 123R’’), which requires that the cost from all share-based payment transactions be recognized in the financial statements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The SEC has deferred SFAS No. 123R until the first annual period beginning after June 15, 2005. Accordingly, the Company intends to comply with SFAS No. 123R beginning with the fiscal year commencing January 1, 2006. The Company is currently evaluating the potential impact of SFAS No. 123R, although it is anticipated that the adoption will have a negative impact on its results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43 Chapter 4 (‘‘SFAS No. 151’’), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is in the process of assessing the impact of SFAS No. 151 on its future results of operations and financial position.

In October 2004, the American Jobs Creation Act of 2004 (the ‘‘Act’’) was signed into law. Three of the more significant provisions of the Act relate to a one-time opportunity to repatriate foreign earnings at a reduced rate, manufacturing benefits for qualified production activity income and new requirements with respect to deferred compensation plans. The Company has not yet determined the impact, if any, of this Act on its future results of operations or cash flows. Additionally, under new Section 409A of the Internal Revenue Code, created in connection with the Act, the U.S. Treasury Department is directed to issue regulations providing guidance and provide a limited period during which deferred compensation plans may be amended to comply with the requirements of Section 409A. When the regulations are issued, the Company may be required to make modifications to certain compensation plans to comply with Section 409A.

6.    Acquisitions, Divestitures and Ventures

Acquisitions:

On April 6, 2004, the Company acquired CAG (See Notes 1 and 2).

In February 2005, the Company acquired Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC (‘‘ICI’’) for $208 million. The Vinamul product line includes vinyl acetate-ethylene copolymers, vinyl acetate homopolymers and copolymers, and acrylic and vinyl acrylic emulsions. Vinamul operates manufacturing facilities in the United States, Canada, the United Kingdom, and The Netherlands. As part of the agreement, ICI will continue to supply Vinamul with starch, dextrin and other specialty ingredients following the acquisition. The Company will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The supply agreements are for 15 years, and the pricing is based on market and other negotiated terms. The Company primarily financed this acquisition through borrowings of $200 million under the amended and restated senior credit facilities (See Note 9). The Company has allocated the purchase price on the basis of its preliminary estimate of the fair value of the assets acquired and the liabilities assumed. The estimated fair value of the total assets acquired was approximately $280 million. The net sales and operating profit (loss) of the Vinamul business included in the Company's results of operations were $279 million and ($4) million, respectively, for the nine months ended September 30, 2005.

In July 2005, the Company acquired Acetex Corporation (‘‘Acetex’’) for $270 million and assumed Acetex’s $247 million of debt, which is net of cash acquired of $54 million. Acetex’s operations include an acetyls business with plants in Europe and a North-American specialty polymers and film business. The Company acquired Acetex using existing cash. The Company caused Acetex to exercise its option to redeem its 10 7/8% senior notes due 2009 totaling approximately $265 million. The

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

redemption was funded primarily with cash on hand and occurred on August 19, 2005. The redemption price was approximately $280 million, which represents 105.438% of the outstanding principal amount, plus accrued and unpaid interest to August 19, 2005. On August 25, 2005, the Company repaid the remaining $36 million of assumed debt with available cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. The estimated fair value of the total assets acquired was approximately $495 million. The net sales and operating profit (loss) of the Acetex business included in the Company's results of operations were $115 million and ($1) million, respectively, for the nine months ended September 30, 2005.

Divestitures:

In July 2005, in connection with the Vinamul transaction, the Company agreed to sell its emulsion powders business to ICI for approximately $25 million. This transaction includes a supply agreement whereby the Company will supply product to ICI for a period of up to fifteen years. Closing of the transaction occurred in September 2005. Net sales for the emulsion powders business for the nine months ended September 30, 2005 were approximately $30 million and net earnings for the same period was approximately $1 million.

In February 2004, the Predecessor sold its acrylates business to The Dow Chemical Company (‘‘Dow’’) for a sales price of approximately $149 million, which resulted in a pre-tax gain of approximately $14 million in the three months ended March 31, 2004. Dow acquired the Predecessor's acrylates business line, including inventory, intellectual property and technology for crude acrylic acid, glacial acrylic acid, ethyl acrylate, butyl acrylate, methyl acrylate and 2-ethylhexyl acrylate, as well as acrylates production assets at the Clear Lake, Texas facility. In related agreements, the Company provides certain contract manufacturing services to Dow, and Dow supplies acrylates to the Company for use in its emulsions production. Simultaneous with the sale, the Predecessor repaid an unrelated obligation of $95 million to Dow. The acrylates business was part of the Predecessor's Chemical business. As a result of this transaction, the assets, liabilities, revenues and expenses related to the acrylates product lines at the Clear Lake, Texas facility as well as the gain recorded on the sale are reflected as a component of discontinued operations in the consolidated financial statements in accordance with SFAS No. 144.

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

In August 2005, the Company and Hatco Corporation agreed to wind up Estech GmbH, its venture for neopropyl esters. The Company recorded an impairment charge of $10 million related to this matter in the second quarter of 2005.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

7.    Inventories

	Successor
	As of September 30, 2005	As of December 31, 2004
	(in $ millions)
Finished goods	461	470
Work-in-process	24	26
Raw materials and supplies	140	122
Total Inventories	625	618

As a result of the acquisition of Vinamul (see Note 6), the Company acquired inventory with a fair value of $24 million, which included $1 million in capitalized manufacturing profit in inventory. The inventory was sold prior to July 1, 2005.

As a result of the acquisition of Acetex (see Note 6), the Company acquired inventory with a fair value of $74 million, which included $9 million in capitalized manufacturing profit in inventory, of which $9 million was sold prior to October 1, 2005.

As a result of the acquisition of the additional CAG shares (see Note 2), the Company recorded preliminary purchase accounting adjustments which included a $6 million inventory step-up related to capitalized manufacturing profit in inventory. The inventory was sold prior to October 1, 2005.

8.    Intangible Assets

Goodwill

	Chemical Products	Acetate Products	Ticona	Performance Products	Total
	(in $ millions)
Successor
Carrying value of goodwill as of December 31, 2004	193	180	290	84	747
Acquisition of Vinamul Polymers	27	—	—	—	27
Acquisition of Acetex	244	—	—	—	244
Acquisition of CAG	6	7	1	1	15
Exchange rate changes	4	4	1	—	9
Carrying value of goodwill as of September 30, 2005	474	191	292	85	1,042

In connection with the acquisition of Vinamul (See Note 6), the Company has preliminarily allocated the purchase price to assets acquired and liabilities assumed based on the preliminary estimate of their fair value. The excess of the purchase price over the amounts allocated to assets and liabilities is included in goodwill, and is preliminarily estimated to be $27 million at September 30, 2005. The Company is in the process of determining the fair value of all assets acquired and liabilities assumed. The Company expects to finalize the purchase accounting for this transaction in the fourth quarter of 2005.

In connection with the acquisition of Acetex (See Note 6), the Company has preliminarily allocated the purchase price to assets acquired and liabilities assumed primarily based on the historical cost of the business acquired. The excess of the purchase price over the amounts allocated to assets and liabilities is included in goodwill, and is preliminarily estimated to be $244 million at September 30, 2005. The Company is in the process of determining the fair value of all assets acquired and liabilities assumed. The Company expects to finalize the purchase accounting for this transaction as soon as practical, but no later than June 30, 2006.

In connection with the acquisitions of Vinamul Polymers and Acetex, at the acquisition dates, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, and as of September 30, 2005, has not recorded any liabilities associated with

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

these activities. As the Company finalizes any plans to exit or restructure activities, it may record additional liabilities, for among other things, severance and severance related costs, and such amounts could be material.

In the nine months ended September 30, 2005, the Company increased goodwill by $15 million as a result of purchase accounting adjustments related to the Acquisition and acquisition of additional CAG shares. Included in this adjustment is a $23 million increase to goodwill, and a corresponding increase to the Company’s minority interest liability primarily associated with the organizational restructuring that occurred in October 2004 (See Note 2). As this represented an immaterial adjustment, prior periods have not been restated.

Other Intangible Assets

	Successor
	As of September 30, 2005	As of December 31, 2004
	(in $ millions)
Trademarks and tradenames	86	68
Customer related intangible assets	365	365
Developed technology	9	9
Other intangible assets	10	—
Total intangible assets, gross	470	442
Less: accumulated amortization	(77)	(42)
Total intangible assets, net	393	400

Aggregate amortization expense charged against earnings for intangible assets with finite lives during the three months ended September 30, 2005 and 2004 totaled $14 million and $12 million, respectively. Aggregate amortization expense charged against earnings for intangible assets with finite lives during the nine months ended September 30, 2005 and the six months ended September 30, 2004 and the three months ended March 31, 2004 totaled $38 million, $13 million and $2 million, respectively.

In connection with the acquisition of Vinamul, the Company entered into a five-year non-compete agreement with ICI. The contract has a preliminary fair value of $10 million. In addition, the Company has identified other intangible assets with an estimated value of $11 million. As the Company has not finalized its purchase price allocation, these amounts could change based on final valuations. In addition, other intangible assets may be identified.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

9.    Debt

	Successor
	As of September 30, 2005	As of December 31, 2004
	(in $ millions)
Short-term borrowings and current installments of long-term debt
Current installments of long-term debt	48	15
Short-term borrowings from Affiliates	133	128
Other	—	1
Total short-term borrowings and current installments of long-term debt	181	144
Long-term debt
Senior Credit Facilities:
Term loan facility	1,719	624
Revolving credit facility	35	—
Floating Rate Term Loan, due 2011	—	350
Senior Subordinated Notes 9.625%, due 2014	800	1,231
Senior Subordinated Notes 10.375%, due 2014	157	272
Senior Discount Notes 10.5%, due 2014	298	424
Senior Discount Notes 10%, due 2014	72	103
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	191	191
Obligations under capital leases and other secured borrowings due at various dates through 2018	56	49
Other borrowings	21	—
Subtotal	3,363	3,258
Less: Current installments of long-term debt	48	15
Total long-term debt	3,315	3,243

In the first quarter of 2005, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities. A portion of these proceeds, coupled with the proceeds from the initial public offering, were used to repay a $350 million floating rate term loan and redeem $188 million of senior discount notes and $521 million of senior subordinated notes, excluding early redemption premiums of $4 million, $19 million and $51 million, respectively. In addition, $200 million was used to finance the February 2005 acquisition of the Vinamul business.

Under the amended and restated facilities, the term loan facility increased to $1,750 million (including €275 million), which matures in 2011. There was also a $242 million delayed draw facility which expired unutilized in July 2005.

The revolving credit facility, through a syndication of banks, provides for borrowings of up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice.

In the first quarter of 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. As of September 30, 2005, $507 million remained available for borrowing under the revolving credit facility, taking into account letters of

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

credit issued under the revolving credit facility. As of September 30, 2005, there was $35 million borrowed under the revolving credit facility and $58 million of letters of credit had been issued under the revolving credit facility.

In addition, the Company has a $228 million credit-linked revolving facility, which matures in 2009. The credit-linked revolving facility includes borrowing capacity available for letters of credit. As of September 30, 2005, there were $226 million of letters of credit issued under the credit-linked revolving facility and an additional $2 million was available for borrowing.

As detailed in Note 6, in July 2005, the Company acquired Acetex for $270 million and assumed Acetex’s $247 million of net debt, which is net of cash acquired of $54 million. The Company caused Acetex to exercise its option to redeem its 10 7/8% senior notes due 2009 totaling approximately $265 million. The redemption was funded primarily with cash on hand and occurred on August 19, 2005. The redemption price was approximately $280 million, which represents 105.438% of the outstanding principal amount, plus accrued and unpaid interest to August 19, 2005. On August 25, 2005, the Company repaid the remaining $36 million of assumed debt with available cash.

The Company was in compliance with all of the financial covenants related to its debt agreements as of September 30, 2005.

Interest expense

The components of interest expense are as follows:

	Successor				Predecessor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2004	Three Months Ended March 31, 2004
			(in $ millions)
Accelerated amortization of deferred financing costs on early redemption and prepayment of debt	—	18	28	89	—
Premium paid on early redemption of debt	—	21	74	21	—
Other interest expense	72	59	214	118	6
Total interest expense	72	98	316	228	6

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

10.    Benefit Obligations

The components of net periodic benefit costs recognized and contributions made to the pension plans and benefit payments made to other postretirement obligations participants are as follows:

	Defined Benefit Obligations		Other Postretirement Obligations
	Successor		Successor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
		(in $ millions)
Components of net periodic benefit cost
Service cost	11	10	1	1
Interest cost	46	44	6	6
Expected return on plan assets	(51)	(43)	—	—
Recognized actuarial loss	—	1	—	—
Settlement loss	—	4	—	—
Special termination (benefit)/charge	1	(1)	—	—
Curtailment loss	2	—	—	—
Net periodic benefit cost	9	15	7	7

	Defined Benefit Obligations			Other Postretirement Obligations
	Successor		Predecessor	Successor		Predecessor
	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2004	Three Months Ended March 31, 2004	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2004	Three Months Ended March 31, 2004
			(in $ millions)
Components of net periodic benefit cost
Service cost	31	20	9	2	2	1
Interest cost	136	88	40	18	12	6
Expected return on plan assets	(149)	(86)	(40)	—	—	—
Amortization of prior service cost	—	—	1	—	—	(1)
Recognized actuarial loss	—	2	6	—	—	2
Settlement loss	—	4	—	—	—	—
Special termination (benefit)/charge	1	—	—	—	—	—
Curtailment (gain)/loss	2	—	—	(1)	—	—
Net periodic benefit cost	21	28	16	19	14	8

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $7 million to its Canadian defined benefit pension plans in 2005. As of September 30, 2005, $6 million of contributions have been made. The Company presently anticipates contributing an additional $2 million to fund its defined benefit pension plans in 2005, bringing the full year contributions to $8 million.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to make benefit payments of $47 million under the provisions of its other postretirement benefit plans. As of September 30, 2005, $35 million of benefit payments have been

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

made. The Company presently anticipates paying an additional $12 million in other postretirement benefits during the fourth quarter of 2005.

Contributions to the defined contribution plans are based on specified percentages of employee contributions and aggregated $9 million, $5 million and $3 million for the nine months ended September 30, 2005, the six months ended September 30, 2004 and the three months ended March 31, 2004, respectively.

In connection with the acquisition of CAG, the Purchaser agreed to pre-fund $463 million of certain pension obligations. During the nine months ended December 31, 2004, $409 million was pre-funded to the Company's pension plans. The Company contributed the remaining $54 million that the Purchaser agreed to pre-fund, as well as an additional $9 million to the non-qualified pension plan's rabbi trusts during the nine months ended September 30, 2005.

In connection with the Company's acquisition of Vinamul and Acetex, it assumed certain obligations related to the acquired pension and postretirement benefit plans. The Company is in the process of evaluating the effects of purchase accounting regarding these obligations.

As part of a restructuring program announced in October 2004, the Company closed certain plants related to its acetate filament production and has consolidated its acetate flake and tow operations from five locations to three. This resulted in the reduction of nearly 600 United States employees triggering a curtailment. The curtailment resulted in an increase in the Projected Benefit Obligation (PBO) and a corresponding curtailment loss of $2 million for the pension plan during the three months ended September 30, 2005.

11.    Shareholders' Equity (Deficit)

See table below for share activity:

	Preferred Stock	Series A Common Stock	Series B Common Stock
	(number of shares)
Balance as of December 31, 2004	—	—	99,377,884
Issuance of preferred stock	9,600,000	—	—
Issuance of common stock	—	51,684,277	—
Stock dividend	—	7,500,000	—
Conversion of Series B common stock to Series A common stock	—	99,377,884	(99,377,884)
Balance as of September 30, 2005	9,600,000	158,562,161	—

Funding for the Acquisition included equity investments from Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, and Blackstone Capital Partners (Cayman) Ltd. 3 (collectively, ‘‘Blackstone’’) and BA Capital Investors Sidecar Fund, L.P. (and together with Blackstone, the ‘‘Original Shareholders’’).

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

As a result of the offering in January 2005, the Company now has $240 million aggregate liquidation preference of outstanding preferred stock. Holders of the preferred stock are entitled to receive, when, as and if, declared by the Company's board of directors, out of funds legally available

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

therefore, cash dividends at the rate of 4.25% per annum of liquidation preference, payable quarterly in arrears, commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.25 shares of Series A common stock, subject to adjustments, per $25.00 liquidation preference of preferred stock and upon conversion will be recorded in shareholders' equity (deficit). As of September 30, 2005, the Company had $3 million of accumulated but unpaid dividends, which have not been declared.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) totaled $(117) million, $0 million and $(39) million, for the nine months ended September 30, 2005, the six months ended September 30, 2004 and the three months ended March 31, 2004, respectively. These amounts were net of tax expense (benefit) of $(13) million, $1 million and $2 million, for the nine months ended September 30, 2005, the six months ended September 30, 2004 and the three months ended March 31, 2004, respectively.

As part of the curtailment charge discussed in Note 10, the Company's U.S. qualified pension benefit plan and the postretirement benefit plan obligations were remeasured to reflect the discount rate and market value of plan assets as of September 30, 2005. This remeasurement resulted in additional minimum liability of approximately $92 million with an offsetting charge to accumulated other comprehensive income (loss). In addition, the Company performed its annual remeasurement of its German pension benefit plans as of September 30, 2005. This remeasurement resulted in a pretax additional minimum liability of $29 million (taxes of $12 million), with an offsetting charge to accumulated other comprehensive income (loss).

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

The following disclosure should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Plumbing Actions

CNA Holdings, Inc. (‘‘CNA Holdings’’), a U.S. subsidiary of Celanese, which included the U.S. business now conducted by the Ticona segment, along with Shell Oil Company (‘‘Shell’’), E.I. DuPont de Nemours and Company (‘‘DuPont’’) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona's acetal copolymer in similar applications, CNA Holdings does not believe

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Ticona's acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings' exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1990.

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

In order to reduce litigation expenses and to provide relief to qualifying homeowners, in November 1995, CNA Holdings, DuPont and Shell Oil Company entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies have agreed to fund these replacements and reimbursements up to $950 million. As of September 30, 2005, the aggregate funding is $1,073 million due to additional contributions and funding commitments made primarily by other parties. There are approximately ten additional pending lawsuits not discussed herein; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and management does not expect the obligations arising from these lawsuits to have a material adverse effect on the Company.

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

In February 2005, CNA Holdings reached a settlement agreement through mediation with another insurer, pursuant to which the insurer paid CNA Holdings $44 million in exchange for the release of certain claims against the policy with the insurer. This amount was recorded as a reduction of goodwill as of December 31, 2004 and was received during the nine months ended September 30, 2005.

CNA Holdings has accrued its best estimate of its share of the plumbing actions. At September 30, 2005, the Company has remaining accruals of $68 million for this matter. Management believes that the plumbing actions are adequately provided for in the Company's financial statements and that they will not have a material adverse effect on our financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. No assurance can be given that the Company's litigation reserves will be adequate or that these reserves will fully recover claims under the Company's insurance policies.

The Company has reached settlements with CNA Holdings' insurers specifying their responsibility for these claims; as a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

of collection, an opinion of external counsel, the settlement agreements with the Company's insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. As of September 30, 2005, the Company has $31 million of receivables related to a settlement with an insurance carrier. This receivable is discounted and recorded within other assets as it will be collected over the next three years.

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

In addition, several civil antitrust actions by sorbates customers, seeking monetary damages and other relief for alleged conduct involving the sorbates industry, have been filed in U.S. state and federal courts naming Hoechst, Nutrinova, and our other subsidiaries, as well as other sorbates manufacturers, as defendants. Many of these actions have been settled and dismissed by the court. One private action, Kerr v. Eastman Chemical Co. et al., previously pending in the Superior Court of New Jersey, Law Division, Gloucester County, was dismissed in October 2005 for failure to prosecute. The plaintiff alleged violations of the New Jersey Antitrust Act and the New Jersey Consumer Fraud Act and sought unspecified damages. The only other private action previously pending, Freeman v. Daicel et al., had been dismissed. The plaintiffs lost their appeal to the Supreme Court of Tennessee in August 2005 and have since filed a motion for leave.

In July 2001, Hoechst and Nutrinova entered into an agreement with the Attorneys General of 33 states, pursuant to which the statutes of limitations were tolled pending the states' investigations. This agreement expired in July 2003. Since October 2002, the Attorneys General for several states filed suit on behalf of indirect purchasers in their respective states, all of which have been either settled or dismissed, except as noted below. The Nevada action has been dismissed as to Hoechst, Nutrinova and CAG; however, a motion for reconsideration is still pending. The New York action, New York v. Daicel Chemical Industries Ltd., et al. which was pending in the New York State Supreme Court, New York County was dismissed in August 2005; however, it is still subject to appeal. In January 2005, Hoechst, Nutrinova, and other subsidiaries, as well as other sorbates manufacturers, entered into a settlement agreement with the Attorneys General of Connecticut, Florida, Hawaii, Maryland, South Carolina, Oregon and Washington before these states filed suit. Pursuant to the terms of the settlement agreement, the defendants agreed to refrain from engaging in anticompetitive conduct with respect to the sale or distribution of sorbates and pay approximately $1 million to the states in satisfaction of all released claims.

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates matter, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals of $130 million. This amount is included in current liabilities at September 30, 2005 for the estimated loss related to this matter. Although the

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

outcome of the remaining foregoing proceedings and claims of this matter cannot be predicted with certainty, management's best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of September 30, 2005 is between $0 and $9 million. The estimated range of such possible future losses is management's best estimate based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal, that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst, Celanese AG was assigned the obligation related to the sorbates matter. However, Hoechst agreed to indemnify Celanese AG for 80 percent of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of September 30, 2005, the Company has receivables, recorded within other current assets, relating to the sorbates indemnification from Hoechst totaling $104 million. Although the outcome of the foregoing proceedings and claims cannot be predicted with certainty, the Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on its financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

Acetic Acid Patent Infringement Matters

Celanese International Corporation v. China Petrochemical Development Corporation — Taiwan Kaohsiung District Court. On February 7, 2001, Celanese International Corporation filed a private criminal action for patent infringement against China Petrochemical Development Corporation, or CPDC, alleging that CPDC infringed Celanese International Corporation's patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief which, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC's own data and as reported to the Taiwanese securities and exchange commission. Celanese International Corporation's patent was held valid by the Taiwanese patent office. On August 31, 2005 a Taiwanese court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million for the period of 1995 through 1999. The judgment has been appealed. The Company will not record income associated with this favorable judgment until cash is received.

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

In a related matter, twenty-seven minority shareholders filed lawsuits in May and June of 2005 in the Frankfurt District Court (Landgericht) contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting. In conjunction with the acquisition of 5.9 million CAG shares from two shareholders in August 2005, two of those lawsuits were withdrawn in August 2005. In June and September 2005, Celanese AG was served in three actions filed in the Frankfurt District Court (Landgericht) requesting that the court declare some or all of the shareholder resolutions passed at the extraordinary general meeting on July 30 and 31, 2004 null and void (Nichtigkeitsklage), based on

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

allegations that certain formal requirements necessary in connection with the invitation to the extraordinary general meeting had been violated. The Frankfurt District Court (Landgericht) has suspended the proceedings regarding the resolutions passed at the July 30-31, 2004 extraordinary general meeting described above as long as the lawsuits contesting the confirmatory resolutions are pending.

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

Based upon information available as of September 30, 2005, the outcome of the foregoing proceedings cannot be predicted with certainty. Except for certain challenges on limited grounds, the time period to bring forward challenges (Anfechtungsklagen) has expired.

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

In February 2005, a minority shareholder also brought a lawsuit against the Purchaser, as well as a former member of CAG's board of management and a former member of CAG's supervisory board, in the Frankfurt District Court (Landgericht). Among other things, this action seeks to unwind the tender of the plaintiff's shares in the Acquisition and seeks compensation for damages suffered as a consequence of tendering such shares. The court ruled against the plaintiff in this matter in June 2005. The plaintiff appealed this decision with respect to the Purchaser and the former member of the CAG board of management; however, with respect to the former member of the CAG supervisory board, the plaintiff has withdrawn his appeal.

Based upon the information available as of September 30, 2005, the outcome of the foregoing proceedings cannot be predicted with certainty.

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

Based on the estimate of the probability of loss under this indemnification, the Company has reserves of $34 million as of September 30, 2005, for this contingency. Where the Company is unable reasonably to determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. Neither the Company nor the Predecessor made any payments to Hoechst in the nine months ended September 30, 2005 or at any point during 2004, in connection with this indemnification.

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

The Company and the Predecessor have divested in the aggregate over 20 businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to 30 years. The aggregate amount of guarantees provided for under these agreements is approximately $2.9 billion as of September 30, 2005. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of September 30, 2005, the Company has reserves in the aggregate of $55 million for all such environmental matters.

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

The Company has reserves associated with these product liability claims. See Plumbing Actions above.

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from October 1, 2005 to April 30, 2012 is estimated to be approximately $50 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

As indemnification obligations often depend on the occurrence of unpredictable future events, the future costs associated with them cannot be determined at this time. However, if the Company were to incur additional charges for these matters, such charges may have a material adverse effect on the financial position, results of operations or cash flows of the Company in any given accounting period.

Other Matters

As of September 30, 2005, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 650 asbestos cases. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

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

On July 31, 2003, a federal district court ruled that the formula used in International Business Machine Corporation's (‘‘IBM’’) cash balance pension plan violated the age discrimination provisions

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

of the Employee Retirement Income Security Act of 1974. The IBM decision, however, conflicts with the decisions from two other federal district courts and with the proposed regulations for cash balance plans issued by the Internal Revenue Service in December 2002. IBM has announced that it will appeal the decision to the United States Court of Appeals for the Seventh Circuit. The effect of the IBM decision on the Company's cash balance plan cannot be determined at this time.

From time to time, certain of our foreign subsidiaries have made sales of acetate, sweeteners and polymer products to countries that are or have previously been subject to sanctions and embargoes imposed by the US government and the United Nations. These countries include Iran, Sudan and Syria, three countries currently identified by the U.S. State Department as terrorist-sponsoring states and other countries that previously have been identified by the U.S. State Department as terrorist-sponsoring states, or countries to which sales have been regulated in connnection with other foreign policy concerns. Approximately $10 million of these sales by the Company's foreign subsidiaries may be in violation of regulations of the United States Treasury Department’s Office of Foreign Assets Control, or OFAC, or the United States Department of Commerce’s Bureau of Industry and Security. In addition, the Company has recently discovered that two of its foreign subsidiaries made approximately $180,000 of sales of emulsions to Cuba which were apparently in violation of OFAC regulations. Cuba is also currently identified by the U.S. State Department as a terrorist-sponsoring state. The Company has informed the U.S. Treasury Department and the U.S. Department of Commerce of both of these matters and is currently engaged in preliminary discussions with the Departments. Our inquiry into these transactions is continuing and the Departments’ review of this matter is in a very preliminary stage. To the extent the Company violated any regulations with respect to the above or other transactions, the Company may be subject to fines or other sanctions, including possible criminal penalties, which may result in adverse business consequences. The Company does not expect these matters to have a material adverse effect on its financial position, results of operations and cash flows.

13.    Special Charges

The components of special charges are as follows:

	Successor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	(in $ millions)
Employee termination benefits	(9)	(6)
Plant/office closures	(1)	(52)
Restructuring adjustments	—	1
Total Restructuring	(10)	(57)
Environmental related plant closures	(12)	—
Asset impairments	(1)	—
Insurance recoveries associated with plumbing cases	—	(1)
Other	(1)	(1)
Total Special Charges	(24)	(59)

Special charges decreased to $24 million compared to $59 million for the same period last year primarily due to including impairment charges associated with the Acetate products segment restructuring recorded in the third quarter of 2004. The third quarter of 2005 includes charges related to a change in environmental remediation strategy related to the closure of the Edmonton Methanol plant, severance associated with the same closure and severance related to the relocation of corporate offices of $12 million, $6 million and $3 million respectively.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2004	Three Months Ended March 31, 2004
		(in $ millions)
Employee termination benefits	(18)	(7)	(2)
Plant/office closures	(2)	(52)	—
Restructuring adjustments	—	1	—
Total Restructuring	(20)	(58)	(2)
Termination of advisor monitoring services	(35)	—	—
Environmental related plant closures	(12)	—	—
Asset impairments	(25)	—	—
Advisory services	—	—	(25)
Insurance recoveries associated with plumbing cases	4	1	—
Other	(1)	(1)	(1)
Total Special Charges	(89)	(58)	(28)

Asset impairments primarily consists of revised estimates related to the Company’s decision to divest its Cyclo-olefin Copolymer (‘‘COC’’) business.

The components of the restructuring reserves are as follows:

	Employee Termination Benefits	Plant/Office Closures	Total
	(in $ millions)
Predecessor
Restructuring reserve at December 31, 2003	28	21	49
Restructuring additions	2	—	2
Cash and noncash uses	(5)	(2)	(7)
Restructuring reserve at March 31, 2004	25	19	44

Successor
Restructuring reserve at April 1, 2004	25	19	44
Purchase accounting adjustments	10	—	10
Restructuring additions	6	52	58
Cash and noncash uses	(10)	(54)	(64)
Restructuring reserve at September 30, 2004	31	17	48
Restructuring reserve at December 31, 2004	72	14	86
Purchase accounting adjustments	1	—	1
Restructuring additions	18	14	32
Cash and noncash uses	(26)	(20)	(46)
Currency translation adjustments	(2)	—	(2)
Other charges	(2)	—	(2)
Restructuring reserve at September 30, 2005	61	8	69

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

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

These stock incentive plans allows for the issuance or delivery of up to 16.25 million shares of the Company's Series A common stock through stock options and a discounted share program. In January 2005, options were initially granted at an exercise price equal to the initial public offering price. The options have a ten-year term with vesting terms pursuant to a schedule, with no vesting to occur later than the 8th anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets. Of the 11.8 million stock options outstanding, 11.3 million are non-compensatory. The remaining 0.5 million options are subject to variable plan accounting. Compensation expense related to these options was approximately $1 million for the three and nine months ended September 30, 2005. No options were exercised during the nine months ended September 30, 2005.

In December 2004, the Company granted rights to executive officers and key employees to purchase up to 1,797,386 shares of Series A common stock at a discount of $8.80 per share. During the nine months ended September 30, 2005, 1,684,277 shares have been purchased. As a result of this discounted share offering, the Company recorded a pre-tax non-cash charge of $14 million, with a corresponding adjustment to additional paid-in capital within shareholders' equity (deficit) in the fourth quarter 2004. Compensation expense associated with the discounted shares was immaterial for the nine months ended September 30, 2005.

The deferred compensation plan has an aggregate maximum amount payable of $192 million. The initial component of the deferred compensation plan, totaling an aggregate of approximately $27 million, vested in 2004 and was paid in the first quarter of 2005.

•    Stock-based compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’), the Successor accounts for employee stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), using an intrinsic value approach to measure compensation expense, if any.

For the three months ended March 31, 2004, the Predecessor accounted for stock options and similar equity instruments under the fair value method, which requires compensation cost to be measured at the grant date based on the value of the award.

The fair value of options granted in the three and nine month period ended September 30, 2005 under the Company’s stock incentive plan was estimated at the date of grant using the Black Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Risk free interest rate	4.0%	4.0%
Estimated life in years	7.8	7.5
Dividend yield	0.96%	0.77%
Volatility	27.4%	26.2%

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net earnings (loss) and related per share amounts if the Successor had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
	Earnings (Loss)	Basic Earnings Per Common Share	Diluted Earnings Per Common Share	Earnings (Loss)	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
	(in $ millions, except per share information)
Net earnings, available to common shareholders, as reported	42.0	0.26	0.26	95.0	0.62	0.62
Add: stock-based employee compensation expense included in reported net earnings, net of the related tax effects	0.5	—	—	0.5	—	—
Less: stock-based compensation under SFAS No. 123, net of the related tax effects	(2.0)	(0.01)	(0.01)	(6.0)	(0.04)	(0.04)
Pro forma net earnings available to common shareholders	40.5	0.25	0.25	89.5	0.58	0.58

15.    Income Taxes

Income taxes for the three and nine months ended September 30, 2005, the three and six months ended September 30, 2004 and the three month period ended March 31, 2004, are recorded based on the estimated annual effective tax rate. As of September 30, 2005, the estimated annualized tax rate for 2005 is 35%, which is slightly less than the combination of the statutory rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance for the tax benefit associated with projected U.S. losses (which includes the expenses associated with the early redemption of debt), and tax expense in certain non-U.S. jurisdictions. For the three and nine months ended September 30, 2005, the Company recorded tax expenses of $26 million and $77 million, respectively. For the three and six months ended September 30, 2004, tax expenses of $48 million and $58 million were recorded which resulted in a tax rate of negative 155% and negative 43%, respectively. The effective tax rates were significantly affected by the non-recognition of tax benefits associated with acquisition related expenses.

The Predecessor had tax expenses of $17 million, which resulted in an effective tax rate of 24%, for the three months ended March 31, 2004, compared to the German statutory rate of 40%, which was primarily affected by earnings in low tax jurisdictions.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

16.    Business Segments

	Successor
	Chemical Products	Ticona	Acetate Products	Performance Products	Total Segments	Other Activities	Reconciliation	Consolidated
	(in $ millions)
For the three months ended September 30, 2005
Sales to external customers	1,060	212	163	46	1,481	55	—	1,536
Inter-segment revenues	40	—	—	—	40	—	(40)	—
Operating profit	98	18	4	13	133	(41)	—	92
Earnings (loss) from continuing operations before tax and minority interests	134	34	4	10	182	(108)	—	74
Depreciation and amortization	45	13	3	4	65	5	—	70
Capital expenditures	22	12	8	—	42	4	—	46
For the three months ended September 30, 2004
Sales to external customers	809	213	176	47	1,245	20	—	1,265
Inter-segment revenues	31	—	—	—	31	—	(31)	—
Operating profit	83	15	(39)	12	71	(46)	—	25
Earnings (loss) from continuing operations before tax and minority interests	100	29	(39)	11	101	(132)	—	(31)
Depreciation and amortization	39	19	16	3	77	2	—	79
Capital expenditures	20	22	11	1	54	2	—	56
For the nine months ended September 30, 2005
Sales to external customers	3,131	674	542	140	4,487	75	—	4,562
Inter-segment revenues	98	—	—	—	98	—	(98)	—
Operating profit	430	62	34	41	567	(157)	—	410
Earnings (loss) from continuing operations before tax and minority interests	476	107	36	36	655	(435)	—	220
Depreciation and amortization	118	42	21	10	191	9	—	200
Capital expenditures	66	35	22	3	126	6	—	132
For the six months ended September 30, 2004
Sales to external customers	1,589	433	349	92	2,463	31	—	2,494
Inter-segment revenues	59	—	—	—	59	—	(59)	—
Operating profit	119	26	(29)	14	130	(80)	—	50
Earnings (loss) from continuing operations before tax and minority interests	134	55	(25)	12	176	(311)	—	(135)
Depreciation and amortization	77	34	30	5	146	4	—	150
Capital expenditures	37	41	24	2	104	2	—	106

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Predecessor
	Chemical Products	Ticona	Acetate Products	Performance Products	Total Segments	Other Activities	Reconciliation	Consolidated
	(in $ millions)
For the three months ended March 31, 2004
Sales to external customers	789	227	172	44	1,232	11	—	1,243
Inter-segment revenues	29	—	—	—	29	—	(29)	—
Operating profit	65	31	9	11	116	(64)	—	52
Earnings (loss) from continuing operations before tax and minority interests	64	45	9	11	129	(57)	—	72
Depreciation and amortization	39	16	13	2	70	2	—	72
Capital expenditures	15	20	8	—	43	1	—	44

17.    Related Party Transactions

Upon closing of the Acquisition, the Company entered into a transaction and monitoring fee agreement with Blackstone Management Partners (the ‘‘Advisor’’), an affiliate of the Blackstone Group (the ‘‘Sponsor’’). Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor may receive additional compensation for providing investment banking or other advisory services provided to the Company by the Advisor or any of its affiliates, and may be reimbursed for certain expenses, in connection with any specific acquisition, divestiture, refinancing, recapitalization, or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid the Advisor $35 million. The Company also paid $10 million to the Advisor for the 2005 monitoring fee. The transaction based agreement remains in effect.

In connection with the acquisition of Vinamul, the Company paid the Advisor a fee of $2 million, which was included in the computation of the purchase price for the acquisition. In connection with the acquisition of Acetex, the Company paid the Advisor an initial fee of $1 million. Additional fees of $3 million were paid in August 2005 to the Advisor upon the successful completion of this acquisition. In addition, the Company has paid the Advisor aggregate fees of approximately €3 million (approximately $4 million) in connection with the Company’s acquisition of 5.9 million additional CAG shares in August 2005 (See Note 2).

During the nine months ended September 30, 2005, the Company reimbursed the Advisor approximately $2 million for other costs.

Commencing in September 2005, the Company filed a Registration Statement on Form S-1 and amendments to that Registration Statement with the SEC on behalf of the Original Shareholders (the ‘‘Resale Offering") pursuant to the terms of the Amended and Restated Registration Rights Agreement (‘‘Registration Rights Agreement’’) dated as of January 26, 2005, between the Company and the Original Shareholders. Pursuant to the terms of the Registration Rights Agreement, the Company will pay certain fees and expenses incurred in connection with the Resale Offering, which the Company anticipates will be approximately $1 million.

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

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Successor
	For the Three Months Ended September 30, 2005
	Parent Guarantor	Issuer	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	1,536	—	1,536
Cost of sales	—	—	(1,253)	—	(1,253)
Selling, general and administrative expenses	(1)	—	(143)	—	(144)
Research and development expenses	—	—	(22)	—	(22)
Special charges:
Insurance recoveries associated with plumbing cases	—	—	—	—	—
Restructuring, impairment and other special charges	—	—	(24)	—	(24)
Foreign exchange gain (loss), net	—	—	(2)	—	(2)
Gain (loss) on disposition of assets	—	—	1	—	1
Operating profit (loss)	(1)	—	93	—	92

Equity in net earnings of affiliates	47	57	21	(104)	21
Interest expense	—	(10)	(62)	—	(72)
Interest income	—	—	7	—	7
Other income (expense), net	(1)	—	27	—	26
Earnings (loss) from continuing operations before tax and minority interests	45	47	86	(104)	74

Income tax provision	—	—	(26)	—	(26)

Earnings (loss) from continuing operations before minority interests	45	47	60	(104)	48

Minority interests	—	—	(3)	—	(3)

Earnings (loss) from continuing operations	45	47	57	(104)	45

Earnings (loss) from discontinued operations	—	—	—	—	—

Net earnings (loss)	45	47	57	(104)	45

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Successor
	For the Three Months Ended September 30, 2004
	Parent Guarantor	Issuer	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	1,265	—	1,265
Cost of sales	—	—	(1,005)	—	(1,005)
Selling, general and administrative expenses		—	(153)	—	(153)
Research and development expenses	—	—	(23)	—	(23)
Special charges:
Insurance recoveries associated with plumbing cases	—	—	(1)	—	(1)
Restructuring, impairment and other special charges	—	—	(58)	—	(58)
Foreign exchange gain (loss), net	—	—	(2)	—	(2)
Gain (loss) on disposition of assets	—	—	2	—	2
Operating profit	—	—	25	—	25

Equity in net earnings of affiliates	(31)	(29)	17	60	17
Interest expense	(40)	(2)	(57)	1	(98)
Interest income	—	—	9	(1)	8
Other income (expense), net	—	—	17	—	17
Earnings (loss) from continuing operations before tax and minority interests	(71)	(31)	11	60	(31)

Income tax provision	—		(48)	—	(48)

Earnings (loss) from continuing operations before minority interests	(71)	(31)	(37)	60	(79)

Minority interests	—	—	8	—	8

Earning (loss) from continuing operations	(71)	(31)	(29)	60	(71)

Earnings (loss) from discontinued operations	—	—	—	—	—

Net earnings (loss)	(71)	(31)	(29)	60	(71)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Successor
	For the Nine Months Ended September 30, 2005
	Parent Guarantor	Issuer	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	4,562	—	4,562
Cost of sales	—	—	(3,553)	—	(3,553)
Selling, general and administrative expenses	(6)	—	(435)	—	(441)
Research and development expenses	—	—	(68)	—	(68)
Special charges:
Insurance recoveries associated with plumbing cases	—	—	4	—	4
Restructuring, impairment and other special charges	—	—	(93)	—	(93)
Gain (loss) on disposition of assets, net	—	—	(1)	—	(1)
Operating profit	(6)	—	416	—	410

Equity in net earnings of affiliates	103	152	48	(255)	48
Interest expense	—	(55)	(261)	—	(316)
Interest income	6	—	25	—	31
Other income (expense), net	(1)	—	48	—	47
Earnings (loss) from continuing operations before tax and minority interests	102	97	276	(255)	220

Income tax provision	—	6	(83)	—	(77)

Earnings (loss) from continuing operations before minority interests	102	103	193	(255)	143

Minority interests	—	—	(41)	—	(41)

Earnings (loss) from continuing operations	102	103	152	(255)	102

Earnings (loss) from discontinued operations	—	—		—	—

Net earnings (loss)	102	103	152	(255)	102

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Successor
	For the Six Months Ended September 30, 2004
	Parent Guarantor	Issuer	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	2,494	—	2,494
Cost of sales	—	—	(2,063)	—	(2,063)
Selling, general and administrative expenses	—	—	(278)	—	(278)
Research and development expenses	—	—	(45)	—	(45)
Special charges:
Insurance recoveries associated with plumbing cases	—	—	1	—	1
Restructuring, impairment and other special charges	—	—	(59)	—	(59)
Foreign exchange gain (loss), net	—	—	(2)	—	(2)
Gain (loss) on disposition of assets, net	—	—	2	—	2
Operating profit	—	—	50	—	50

Equity in net earnings of affiliates	(147)	(29)	35	176	35
Interest expense	(46)	(2)	(181)	1	(228)
Interest income	—	—	16	(1)	15
Other income (expense), net	(3)	—	(4)	—	(7)
Earnings (loss) from continuing operations before tax and minority interests	(196)	(31)	(84)	176	(135)

Income tax provision	—		(58)	—	(58)

Earnings (loss) from continuing operations before minority interests	(196)	(31)	(142)	176	(193)

Minority interests	—	—	(2)	—	(2)

Earnings (loss) from continuing operations	(196)	(31)	(144)	176	(195)

Earnings (loss) from discontinued operations	—	—	(1)	—	(1)

Net earnings (loss)	(196)	(31)	(145)	176	(196)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Predecessor
	For the Three Months Ended, March 31, 2004
	Parent Guarantor	Issuer	Non-Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	1,243	—	1,243
Cost of sales	—	—	(1,002)	—	(1,002)
Selling, general and administrative expenses	—	—	(137)	—	(137)
Research and development expenses	—	—	(23)	—	(23)
Special charges:
Restructuring, impairment and other special charges	—	—	(28)	—	(28)
Gain (loss) on disposition of assets	—	—	(1)	—	(1)
Operating profit	—	—	52	—	52

Equity in net earnings of affiliates	—	—	12	—	12
Interest expense	—	—	(6)	—	(6)
Interest income	—	—	5	—	5
Other income (expense), net	—	—	9	—	9
Earnings (loss) from continuing operations before tax and minority interests	—	—	72	—	72

Income tax provision	—	—	(17)	—	(17)

Earnings (loss) from continuing operations before minority interests	—	—	55	—	55

Minority interests	—	—	—	—	—

Earnings (loss) from continuing operations	—	—	55	—	55

Earnings (loss) from discontinued operations	—	—	23	—	23

Net earnings (loss)	—	—	78	—	78

UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	Successor
	As of September 30, 2005
	Parent Guarantor	Issuer	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	1	—	400	—	401
Receivables, net:
Trade receivables, net — third party and affiliates	—	—	947	—	947
Other receivables	—	—	522	(3)	519
Inventories	—	—	625	—	625
Deferred income taxes	—	—	69	—	69
Other assets	—	—	47	—	47
Assets of discontinued operations	—	—	2	—	2
Total current assets	1	—	2,612	(3)	2,610
Investments	63	418	551	(481)	551
Property, plant and equipment, net	—	—	1,982	—	1,982
Deferred income taxes	—	6	29	—	35
Other assets	—	9	718	—	727
Goodwill	—	—	1,042	—	1,042
Intangible assets, net	—	—	393	—	393
Total assets	64	433	7,327	(484)	7,340
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	—	181	—	181
Accounts payable and accrued liabilities:
Trade payables — third party and affiliates	2	—	696	—	698
Other current liabilities	3	—	813	(3)	813
Deferred income taxes	—	—	13	—	13
Income taxes payable	—	—	224	—	224
Liabilities of discontinued operations	—	—	3	—	3
Total current liabilities	5	—	1,930	(3)	1,932
Long-term debt	—	370	2,945	—	3,315
Deferred income taxes	—	—	225	—	225
Benefit obligations	—	—	1,154	—	1,154
Other liabilities	—	—	506	—	506
Minority interests	—	—	149	—	149
Commitments and contingencies
Shareholders’ equity (deficit)	59	63	418	(481)	59
Total liabilities and shareholders' equity (deficit)	64	433	7,327	(484)	7,340

UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	Successor
	As of December 31, 2004
	Parent Guarantor	Issuer	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
ASSETS
Current assets:
Cash and cash equivalents	—	—	838	—	838
Receivables, net:
Trade receivables, net — third party and affiliates	—	—	866	—	866
Other receivables	—	—	678	(8)	670
Inventories	—	—	618	—	618
Deferred income taxes	—	—	71	—	71
Other assets	—	—	86	—	86
Assets of discontinued operations	—	—	2	—	2
Total current assets	—	—	3,159	(8)	3,151
Investments	—	406	600	(406)	600
Property, plant and equipment, net	—	—	1,702	—	1,702
Deferred income taxes	—	—	54	—	54
Other assets	7	12	739	(2)	756
Goodwill	—	—	747	—	747
Intangible assets, net	—	—	400	—	400
Total assets	7	418	7,401	(416)	7,410
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	1	—	144	(1)	144
Accounts payable and accrued liabilities:
Trade payables — third party and affiliates	—	—	722	—	722
Other current liabilities	7	—	888	(7)	888
Deferred income taxes	—	—	20	—	20
Income taxes payable	—	—	214	—	214
Liabilities of discontinued operations	—	—	7	—	7
Total current liabilities	8	—	1,995	(8)	1,995
Long-term debt	—	527	2,716	—	3,243
Deferred income taxes	—	—	256	—	256
Benefit obligations	—	—	1,000	—	1,000
Other liabilities	2	—	510	(2)	510
Share of subsidiary losses	109	—	—	(109)	—
Minority interests	—	—	518	—	518
Commitments and contingencies
Shareholders’ equity (deficit)	(112)	(109)	406	(297)	(112)
Total liabilities and shareholders' equity (deficit)	7	418	7,401	(416)	7,410

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

	Successor
	For the Nine Months Ended September 30, 2005
	Parent Guarantor	Issuer	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
Net cash provided by (used in) operating activities	8	1	507	—	516
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(132)	—	(132)
Investments in Subsidiaries, net	(189)	18	—	171	—
Acquisition of CAG shares	—	—	(397)	—	(397)
Fees associated with the acquisitions	—	—	(27)	—	(27)
Acquisition of Vinamul	—	—	(208)	—	(208)
Acquisition of Acetex, net of cash acquired	—	—	(216)	—	(216)
Proceeds from sale of assets	—	—	40	—	40
Net proceeds from disposal of discontinued operations	—	—	75	—	75
Proceeds from sale of marketable securities	—	—	175	—	175
Purchases of marketable securities	—	—	(96)	—	(96)
Other, net	—	—	5	—	5
Net cash provided by (used in) investing activities	(189)	18	(781)	171	(781)
Financing activities from continuing operations:
Redemption of senior subordinated notes, including related premium	—	—	(572)	—	(572)
Repayment of floating rate term loan, including related premium	—	—	(354)	—	(354)
Borrowings under term loan facility	—	—	1,135	—	1,135
Proceeds from issuance of common stock, net	752	—	—	—	752
Proceeds from issuance of preferred stock, net	233	—	—	—	233
Proceeds from issuance of discounted common stock	12	—	—	—	12
Contribution from parent	—	779	572	(1,351)	—
Redemption of senior discount notes, including related premium	—	(207)	—	—	(207)
Redemption of Acetex bonds	—	—	(280)	—	(280)
Distribution to Series B Shareholders/parent	(804)	(590)	(590)	1,180	(804)
Short-term borrowing (repayments), net	—	—	18	—	18
Proceeds (payments) from other long-term debt, net	—	—	8	—	8
Fees associated with financings	—	(1)	(7)	—	(8)
Preferred dividends	(5)	—	—	—	(5)
Common dividends	(6)	—	—	—	(6)
Net cash provided by (used in) financing activities	182	(19)	(70)	(171)	(78)
Exchange rate effects on cash	—	—	(94)	—	(94)
Net increase in cash and cash equivalents	1	—	(438)	—	(437)
Cash and cash equivalents at beginning of period	—	—	838	—	838
Cash and cash equivalents at end of period	1	—	400	—	401
Net cash provided by (used in) discontinued operations:
Operating activities	—	—	(75)	—	(75)
Investing activities	—	—	75	—	75
Net cash provided by (used in) discontinued operations	—	—	—	—	—

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

	Successor
	For the Six Months Ended September 30, 2004
	Parent Guarantor	Issuer	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
Net cash provided by (used in) operating activities	(9)	—	118	—	109
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(106)	—	(106)
Acquisition of CAG, net of cash acquired	—	—	(1,531)	—	(1,531)
Fees associated with acquisitions	—	—	(69)	—	(69)
Proceeds on sale of assets	—	—	5	—	5
Proceeds from sale of marketable securities	—	—	85	—	85
Purchases of marketable securities	—	—	(107)	—	(107)
Other, net	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	—	—	(1,724)	—	(1,724)
Financing activities from continuing operations:
Initial capitalization	—	—	641 *	—	641
Issuance of mandatory redeemable preferred stock	—	—	200 *	—	200
Repayment of manditorily redeemable preferred stock	(221)	—	—	—	(221)
Borrowings under bridge loans	—	—	1,565	—	1,565
Repayments under bridge loans	—	—	(1,565)	—	(1,565)
Proceeds from issuance of senior subordinated notes	—	—	1,475	—	1,475
Proceeds from issuance of Senior discount notes	—	513	—	—	513
Proceeds from floating rate term loan	—	—	350	—	350
Borrowings under term loan facility	—	—	389	—	389
Distribution to stockholders	(500)	—	—	—	(500)
Short term borrowings (repayments), net	—	—	17	—	17
Proceeds (payments) from other long term debt, net	—	—	(235)	—	(235)
Distribution from subsidiary	521	(500)	(21)	—	—
Issuance of preferred stock by consolidated subsidiary	—	—	17	—	17
Fees associated with financings	(18)	(13)	(166)	—	(197)
Loan to Shareholder	227	—	(227)	—	—
Dividend payments	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	9	—	2,439	—	2,448
Exchange rate effects on cash	—	—	(14)	—	(14)
Net increase in cash and cash equivalents	—	—	819	—	819
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	—	—	819	—	819
Net cash provided by (used in) discontinued operations:
Operating activities	—	—	1	—	1
Investing activities	—	—	(1)	—	(1)
Net cash provided by (used in) discontinued operations	—	—	—	—	—

*	Amounts included in Non-Guarantors column represent proceeds received directly by the Non-Guarantors, on behalf of the Parent Guarantor. The legal issuer of the mandatorily redeemable preferred stock is the Parent Guarantor.

UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Predecessor
	For the Three Months Ended March 31, 2004
	Parent	Issuer	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
Net cash provided by (used in) operating activities	—	—	(107)	—	(107)
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(44)	—	(44)
Net proceeds from disposal of discontinued operations	—	—	139	—	139
Proceeds from sale of marketable securities	—	—	42	—	42
Purchases of marketable securities	—	—	(42)	—	(42)
Other, net	—	—	1	—	1
Net cash provided by investing activities	—	—	96	—	96
Financing activities from continuing operations:
Short-term borrowings (repayments), net	—	—	(16)	—	(16)
Proceeds (payments) of other long-term debt, net	—	—	(27)	—	(27)
Net cash provided by (used in) financing activities	—	—	(43)	—	(43)
Exchange rate effects on cash	—	—	(1)	—	(1)
Net decrease in cash and cash equivalents	—	—	(55)	—	(55)
Cash and cash equivalents at beginning of period	—	—	148	—	148
Cash and cash equivalents at end of period	—	—	93	—	93
Net cash provided by (used in) discontinued operations:
Operating activities	—	—	(139)	—	(139)
Investing activities	—	—	139	—	139
Net cash provided by (used in) discontinued operations	—	—	—	—	—

19.    Earnings (Loss) Per Share

	Successor
	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Continuing Operations	Discontinued Operations	Net earnings (loss)	Continuing Operations	Discontinued Operations	Net earnings (loss)
	(in $ millions, except for share and per share data)
Net earnings (loss)	45	—	45	(71)	—	(71)
Less: cumulative undeclared and declared preferred stock dividends	(3)	—	(3)	—	—	—
Earnings (loss) available to common stockholders	42	—	42	(71)	—	(71)
Basic earnings (loss) per common share	0.26	—	0.26	(0.71)	—	(0.71)
Diluted earnings (loss) per common share	0.26	—	0.26	(0.71)	—	(0.71)
Weighted-average shares — basic	158,546,594	—	158,546,594	99,377,884	99,377,884	99,377,884
Dilutive stock options	1,377,185	—	1,377,185	—	—	—
Assumed conversion of preferred stock	12,006,491	—	12,006,491	—	—	—
Weighted-average shares — diluted	171,930,270	—	171,930,270	99,377,884	99,377,884	99,377,884

	Successor
	Nine Months Ended September 30, 2005			Six Months Ended September 30, 2004
	Continuing Operations	Discontinued Operations	Net earnings (loss)	Continuing Operations	Discontinued Operations	Net earnings (loss)
	(in $ millions, except for share and per share data)
Net earnings (loss)	102	—	102	(195)	(1)	(196)
Less: cumulative undeclared and declared preferred stock dividends	(7)	—	(7)	—	—	—
Earnings (loss) available to common shareholders	95	—	95	(195)	(1)	(196)
Basic earnings (loss) per common share	0.62	—	0.62	(1.96)	(0.01)	(1.97)
Diluted earnings (loss) per common share	0.62	—	0.62	(1.96)	(0.01)	(1.97)
Weighted-average shares — basic	153,001,360	—	153,001,360	99,377,884	99,377,884	99,377,884
Dilutive stock options	535,442	—	535,442	—	—	—
Assumed conversion of preferred stock	—	—	—	—	—	—
Weighted-average shares — diluted	153,536,802	—	153,536,802	99,377,884	99,377,884	99,377,884

	Predecessor
	Three Months Ended March 31, 2004
	Continuing Operations	Discontinued Operations	Net earnings (loss)
	(in $ millions, except for share and per share data)
Net earnings (loss)	55	23	78
Less: cumulative undeclared and declared preferred stock dividends	—	—	—
Earnings (loss) available to common shareholders	55	23	78
Basic earnings (loss) per common share	1.12	0.46	1.58
Diluted earnings (loss) per common share	1.11	0.46	1.57
Weighted-average shares — basic	49,321,468	49,321,468	49,321,468
Dilutive stock options	390,953	390,953	390,953
Weighted-average shares — diluted	49,712,421	49,712,421	49,712,421

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

The following securities were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Options to purchase common stock	—	911,000
Convertible preferred stock	—	10,863,016
	—	11,774,016

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

20.    Subsequent Events

On October 5, 2005, the Company announced that it has signed a letter of intent to divest its COC business to a venture between Daicel Chemical Industries Ltd. and the Company's Polyplastics Co. Ltd. venture.

On October 5, 2005, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to $3 million and a cash dividend of $0.04 per share on its Series A common stock amounting to $6 million. Both cash dividends are for the period August 1, 2005 to October 31, 2005 and were paid on November 1, 2005 to holders of record as of October 15, 2005.

On October 7, 2005, the Company announced the sale of its Acetate manufacturing facility in Rock Hill, South Carolina to Greens of Rock Hill LLC. Production at the facility was phased out earlier in 2005 as part of its previously announced plans to consolidate its acetate flake manufacturing operations. The Company is assessing the accounting impact of the transaction.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and the results of operations of Celanese Corporation and its subsidiaries (collectively, the ‘‘Company’’ or the ‘‘Successor’’) together with the Unaudited Interim Consolidated Financial Statements and the notes to those financial statements, which were prepared in accordance with U.S. GAAP and with the Celanese Corporation and its subsidiaries consolidated financial statements for the nine months ended December 31, 2004, as filed with the Securities Exchange Commission on Form 10-K.

The following discussion and analysis of financial condition and results of operations cover periods prior and subsequent to the acquisition of Celanese AG and its subsidiaries (collectively ‘‘CAG’’ or the ‘‘Predecessor’’). Accordingly, the discussion and analysis of historical periods prior to the acquisition do not reflect the significant impact that the acquisition of CAG has had and will have on the Successor, including increased leverage and liquidity requirements as well as purchase accounting adjustments. In addition, investors are cautioned that the forward-looking statements contained in this section involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See ‘‘Forward-Looking Information’’ located at the end of this section.

Reconciliation of Non-U.S. GAAP Measures: Management believes that using non-U.S. GAAP financial measures to supplement U.S. GAAP results is useful to investors because such use provides a more complete understanding of the factors and trends affecting the business other than disclosing U.S. GAAP results alone. In this regard, we disclose net debt, which is a non-U.S. GAAP financial measure. Net debt is defined as total debt less cash and cash equivalents. Management uses net debt to evaluate the Company’s capital structure. Net debt is not a substitute for any U.S. GAAP financial measure. In addition, the calculation of net debt contained in this report may not be consistent with that of other companies. The most directly comparable financial measure presented in accordance with U.S. GAAP in our financial statements for net debt is total debt. For a reconciliation of net debt and total debt, see ‘‘Financial Highlights’’ below.

Basis of Presentation

Impact of the Acquisition of Celanese AG

On April 6, 2004, Celanese Europe Holding GmbH & Co. KG (the ‘‘Purchaser’’), an indirect wholly owned subsidiary of the Successor, acquired approximately 84% of the Celanese AG ordinary shares, excluding treasury shares (‘‘CAG Shares’’) pursuant to a voluntary tender offer commenced in February 2004. The CAG Shares were acquired at a price of €32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of approximately $69 million. During the nine months ended September 30, 2005 and December 31, 2004, the Purchaser acquired additional CAG Shares for a purchase price of $397 million and $33 million, respectively. As of September 30, 2005 and December 31, 2004, the Purchaser's ownership percentage was approximately 96% and 84%, respectively. The additional CAG Shares were acquired pursuant to either i) the mandatory offer commenced in September 2004 that will expire on December 1, 2005, unless further extended or ii) the recent purchase of CAG shares as described below.

Recent Purchases of CAG Shares

In August 2005, the Company acquired approximately 5.9 million, or approximately 12%, of the outstanding CAG Shares from two shareholders of CAG for the aggregate consideration of approximately €302 million ($369 million). In addition, the Company also paid to such shareholders an additional purchase price of approximately €12 million ($15 million) in consideration for the settlement of certain claims and for such shareholders agreeing to, among other things, (1) accept the shareholders' resolutions passed at the extraordinary general meeting of CAG held on July 30 and 31, 2004 and the annual general meeting of CAG held on May 19 and 20, 2005, (2) acknowledge the legal effectiveness of the domination and profit and loss transfer agreement, (3) irrevocably withdraw and abandon all actions, applications and appeals each brought or joined in legal proceedings related to, among other things, challenging the effectiveness of the Domination Agreement and amount of fair cash compensation offered by Purchaser in the mandatory offer required by Section 305(1) of the German Stock Corporation Act, (4) refrain from acquiring any CAG Shares or any other investment in CAG, and (5) refrain from taking any future legal action with respect to shareholder resolutions or corporate actions of CAG. The Company paid the aggregate consideration of €314 million ($384 million) for the additional CAG Shares that were acquired from such shareholders and for the agreements described above using available cash. The Company also announced that it would increase its offer to purchase any remaining outstanding CAG Shares to €51 per share (plus interest on €41.92 per share) for all minority shareholders that would accept the increased offer on or prior to September 29, 2005 and waive their rights to participate in an increase of the offer consideration as a result of the pending award proceedings. In addition, all shareholders who tendered their shares pursuant to the mandatory offer of €41.92 per share commenced in September 2004 and continuing as of the date of this filing, were entitled to claim the difference between the increased offer of €51 per share and the mandatory offer of €41.92 per share. Any shareholder who accepted the increased offer of €51 per share, or claimed the difference between the mandatory offer and the increased offer, was obligated to agree to waive its rights to participate in any possible future increase of the offer consideration as a result of the pending award proceedings. For minority shareholders who did not accept the increased offer on or prior to the September 29, 2005 expiration date, the terms of the original €41.92 per share mandatory offer will continue to apply. The mandatory offer will expire on December 1, 2005, unless further extended.

As of November 2, 2005, the Company increased its ownership interest in CAG to approximately 98% as a result of additional shares tendered under the mandatory offer.

We accounted for the initial acquisition of CAG using the purchase method of accounting and, accordingly, this resulted in a new basis of accounting. The purchase price was allocated based on the fair value of the underlying assets acquired and liabilities assumed. The assets acquired and liabilities assumed are reflected at fair value for the approximately 84% portion acquired and at CAG historical basis for the remaining approximate 16%. The excess of the total purchase price over the fair value of the net assets acquired at closing was allocated to goodwill, and this indefinite lived asset is subject to an annual impairment review. During the three months ended March 31, 2005, the Company finalized its purchase accounting adjustments for the original acquisition of CAG. (See Notes 2 and 8 to the Unaudited Interim Consolidated Financial Statements).

In the nine months ended September 30, 2005, the Company increased goodwill by $15 million as a result of purchase accounting adjustments related to the original acquisition of CAG Shares and to the acquisition of additional CAG shares. Included in this adjustment is a $23 million increase to goodwill, and a corresponding increase to the Company's minority interest liability primarily associated with the organizational restructuring that occurred in October 2004 (see Note 2 to the Unaudited Interim Consolidated Financial Statements). The Company is in the process of determining the fair value of all assets acquired and liabilities assumed for the additional CAG shares acquired. The Company expects to finalize the purchase accounting for this transaction by June 30, 2006. (See Notes 2 and 8 to the Unaudited Interim Consolidated Financial Statements).

Impact of the Acquisitions of Vinamul and Acetex

In February 2005, the Company acquired Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC (‘‘ICI’’) for $208 million. The Vinamul product line includes vinyl acetate-ethylene copolymers, vinyl acetate homopolymers and copolymers, and acrylic and vinyl acrylic emulsions. Vinamul operates manufacturing facilities in the United States, Canada, the United Kingdom, and The Netherlands. As part of the agreement, ICI will continue to supply Vinamul with starch, dextrin and other specialty ingredients following the acquisition. The Company will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The supply agreements are for 15 years, and the pricing is based on market and other negotiated terms. The Company primarily financed this acquisition through borrowings of $200 million under the amended and restated senior credit facilities (See Notes 6, 8 and 9 to the Unaudited Interim Consolidated Financial Statements).

In September 2005, in connection with the Vinamul transaction, the Company sold its emulsion powders business to ICI for approximately $25 million. The transaction includes a supply agreement whereby the Company will supply product to ICI for a period of up to fifteen years. Net sales and pre-tax earnings for the emulsions powders business for the nine months ended September 30, 2005 were approximately $30 million and $1 million, respectively.

In July 2005, the Company acquired Acetex Corporation (‘‘Acetex’’) for $270 million and assumed Acetex’s $247 million of net debt, which is net of cash acquired of $54 million. Acetex’s operations include an acetyls business with plants in Europe and a North-American specialty polymers and film business. The Company acquired Acetex using primarily existing cash. The Company caused Acetex to exercise its option to redeem its 10 7/8% senior notes due 2009 totaling $265 million. The redemption was funded primarily with cash on hand and occurred on August 19, 2005. The redemption price was $280 million, which represents 105.438% of the outstanding principal amount, plus accrued and unpaid interest to August 19, 2005. On August 25, 2005, the Company repaid the remaining $36 million of assumed debt with available cash.

In connection with the acquisitions of Vinamul and Acetex, the Company has preliminarily allocated the purchase price to assets acquired and liabilities assumed primarily based on the historical cost of the business acquired. Included in the liabilities assumed are certain obligations related to the acquired pension and postretirement benefit plans. The excess of the purchase price over the amounts allocated to assets and liabilities for Vinamul and Acetex is included in goodwill, and as of September 30, 2005 is preliminarily estimated to be approximately $27 million and $244 million, respectively. The Company expects to finalize the purchase accounting for Vinamul and Acetex by December 31, 2005 and June 30, 2006, respectively.

As of the acquisition dates of Vinamul and Acetex, the Company began formulating plans to exit or restructure certain activities. The Company has not completed these analyses, and as of September 30, 2005, has not recorded any liabilities associated with these activities. As the Company finalizes any plans to exit or restructure activities, it may record additional liabilities for, among other things, severance and severance related costs, and such amounts could be material.

Successor

Successor — Represents the Company's unaudited consolidated financial position as of September 30, 2005 and December 31, 2004 and its unaudited consolidated results of operations for the three months ended September 30, 2005, June 30, 2005, March 31, 2005, September 30, 2004, and June 30, 2004 and for the nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 and for the six months ended September 30, 2004. These consolidated financial statements reflect the application of purchase accounting, described above, relating to the original acquisition of CAG and preliminary purchase price accounting adjustments relating to the acquisitions of Vinamul, Acetex and additional CAG shares acquired during the nine months ended September 30, 2005.

Predecessor

Predecessor — Represents CAG's consolidated results of operations and cash flows for the three months ended March 31, 2004. These consolidated financial statements relate to periods prior to the original acquisition of CAG and present CAG's historical basis of accounting without the application of purchase accounting.

The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

Initial Public Offering and Concurrent Financings

In January 2005, the Company completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds of $752 million after deducting underwriters' discounts and offering expenses of $48 million. Concurrently, the Company received net proceeds of $233 million from the offering of 9,600,000 shares of convertible perpetual preferred stock after deducting underwriters’ discounts and offering expenses of $7 million. A portion of the proceeds of the share offerings were used to redeem $188 million of senior discount notes and $521 million of senior subordinated notes, excluding early redemption premiums of $19 million and $51 million, respectively.

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

Recent Highlights:

•	Increased our ownership of CAG to approximately 98% as of November 2, 2005 following an agreement with major shareholders and ongoing tender offers. In November 2005, the Company's Board of Directors approved commencement of the process for effecting a squeeze-out of remaining shareholders.

•	Appointment of John J. Gallagher III as executive vice president and chief financial officer.

•	Completed the sale of Rock Hill cellulose acetate manufacturing site in October 2005 as part of the restructuring of the Acetate business.

•	Completed the acquisition of Acetex Corporation and redemption of Acetex's outstanding 10 7/8% senior notes primarily with available cash.

•	Completed the transition to purchase the Company's full requirement of Gulf Coast methanol from Southern Chemical Corporation, a Trinidad-based supplier, in an arrangement that is expected to yield significant savings.

•	Discontinued production of certain acetate flake and relocated the Acetate Products headquarters to Dallas.

•	Announced the closure and relocation of our Bedminster, N.J. corporate office to Dallas by mid-2006.

•	Announced intention to build a state-of-the-art vinyl acetate ethylene and conventional emulsion polymer facility in China. Startup is targeted for the first half of 2007.

•	Announced plans to construct a world-scale plant for the manufacture of GUR® ultra high molecular weight polyethylene in Asia. Production is expected to begin in the second half of 2007.

•	Continued to focus the product portfolio by exiting non-strategic businesses, such as the high performance polymer polybenzamidazole (‘‘PBI’’), vectran polymer and emulsion powders.

•	Signed a letter of intent to divest the non-core cyclo-olefin copolymer business (‘‘COC’’) to a venture between Daicel Chemical Industries Ltd. and our Polyplastics equity investment.

•	Adopted a policy and began to pay common shareholders in August 2005 dividends of $0.16 per share annually, or 1%, based on the initial public offering price of $16 per share.

Overview

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

In the three months ended September 30, 2005, net sales rose 21% to $1,536 million compared to $1,265 million in the same period last year primarily due to higher pricing, mainly in the Chemical

Products segment, and the net sales from the recently acquired Vinamul and Acetex businesses. Operating profit more than tripled to $92 million compared to $25 million in the same period last year principally driven by higher pricing, productivity improvements and a decrease in special charges of $35 million. These effects more than offset higher raw material and energy costs, mainly for ethylene and natural gas. Operating profit for the three months ended September 30, 2005 included a $15 million charge to cost of sales for a non-cash inventory-related purchase accounting adjustment. For the three months ended September 30, 2005, Acetex (including AT Plastics) and Vinamul, had operating losses of $1 million and $3 million, respectively, primarily related to inventory purchase accounting adjustments and integration costs in connection with the acquisitions. The Company recorded net earnings of $45 million compared to a net loss of $71 million. This increase is primarily due to higher operating profit and lower interest expense, compared to the prior period in 2004, which included deferred financing costs of $18 million and prepayment premium of $21 million associated with the refinancing of the mandatorily redeemable preferred stock. This increase was partially offset by a $13 million increase in 2005 in interest expense due to higher debt levels and higher interest rates.

In September 2005, the Company announced a controlled shutdown of its plants in Clear Lake, Pasadena, Bay City and Bishop, Texas in preparation for Hurricane Rita. The Company subsequently announced that these plants sustained minimal damage from this hurricane. Production has resumed at these plants. The Company believes the hurricane will have an aggregate negative impact on earnings of approximately $15 million in the third and fourth quarters of 2005.

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

Financial Highlights

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2004	Three Months Ended March 31, 2004
	(in $ millions)
Statement of Operations Data:
Net sales	1,536	1,265	4,562	2,494	1,243
Special charges	(24)	(59)	(89)	(58)	(28)
Operating profit	92	25	410	50	52
Earnings (loss) from continuing operations before tax and minority interests	74	(31)	220	(135)	72
Earnings (loss) from continuing operations	45	(71)	102	(195)	55
Earnings (loss) from discontinued operations	—	—	—	(1)	23
Net earnings (loss)	45	(71)	102	(196)	78

	Successor
	As of September 30, 2005	As of December 31, 2004
	(in $ millions)
Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	181	144
Plus: Long-term debt	3,315	3,243
Total debt	3,496	3,387
Less: Cash and cash equivalents	401	838
Net debt	3,095	2,549

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2004	Three Months Ended March 31, 2004
	(in $ millions)
Other Data:
Depreciation and amortization	70	79	200	150	72
Operating margin(1)	6.0%	2.0%	9.0%	2.0%	4.2%
Earnings (loss) from continuing operations before tax and minority interests as a percentage of net sales	4.8%	(2.5)%	4.8%	(5.4)%	5.8%

(1)	Defined as operating profit divided by net sales.

Celanese Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations

	Successor
	Three Months Ended			Nine Months Ended September 30, 2005
	September 30, 2005	June 30, 2005	March 31, 2005
	(in $ millions)
Net sales	1,536	1,517	1,509	4,562
Cost of sales	(1,253)	(1,175)	(1,125)	(3,553)
Selling, general and administrative expenses	(144)	(136)	(161)	(441)
Research and development expenses	(22)	(23)	(23)	(68)
Special charges:
Insurance recoveries associated with plumbing cases	—	4	—	4
Restructuring, impairment and other special charges	(24)	(31)	(38)	(93)
Foreign exchange gain (loss), net	(2)	(1)	3	—
Gain (loss) on disposition of assets, net	1	(3)	1	(1)
Operating profit	92	152	166	410
Equity in net earnings of affiliates	21	12	15	48
Interest expense	(72)	(68)	(176)	(316)
Interest income	7	9	15	31
Other income (expense), net	26	18	3	47
Earnings (loss) from continuing operations before tax and minority interests	74	123	23	220
Income tax provision	(26)	(43)	(8)	(77)
Earnings (loss) from continuing operations before minority interests	48	80	15	143
Minority interests	(3)	(13)	(25)	(41)
Earnings (loss) from continuing operations	45	67	(10)	102
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings (loss)	45	67	(10)	102

Celanese Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations

	Successor		Predecessor
	Three Months Ended		Three Months Ended March 31, 2004
	September 30, 2004	June 30, 2004
	(in $ millions)
Net sales	1,265	1,229	1,243
Cost of sales	(1,005)	(1,058)	(1,002)
Selling, general and administrative expenses	(153)	(125)	(137)
Research and development expenses	(23)	(22)	(23)
Special charges:
Insurance recoveries associated with plumbing cases	(1)	2	—
Restructuring, impairment and other special charges	(58)	(1)	(28)
Foreign exchange gain (loss), net	(2)	—	—
Gain (loss) on disposition of assets, net	2	—	(1)
Operating profit	25	25	52
Equity in net earnings of affiliates	17	18	12
Interest expense	(98)	(130)	(6)
Interest income	8	7	5
Other income (expense), net	17	(24)	9
Earnings (loss) from continuing operations before tax and minority interests	(31)	(104)	72
Income tax provision	(48)	(10)	(17)
Earnings (loss) from continuing operations before minority interests	(79)	(114)	55
Minority interests	8	(10)	—
Earnings (loss) from continuing operations	(71)	(124)	55
Earnings (loss) from discontinued operations:
Loss from operation of discontinued operations	—	(1)	(5)
Gain on disposal of discontinued operations	—	—	14
Income tax benefit	—	—	14
Earnings (loss) from discontinued operations	—	(1)	23
Net earnings (loss)	(71)	(125)	78

Selected Data by Business Segment — Three Months Ended September 30, 2005 Compared with
Three Months Ended September 30, 2004

	Successor	Successor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Change in $
	(in $ millions)
Net Sales
Chemical Products	1,100	840	260
Technical Polymers Ticona	212	213	(1)
Acetate Products	163	176	(13)
Performance Products	46	47	(1)
Segment Total	1,521	1,276	245
Other Activities	55	20	35
Intersegment Eliminations	(40)	(31)	(9)
Total Net Sales	1,536	1,265	271
Special Charges
Chemical Products	12	3	9
Technical Polymers Ticona	1	6	(5)
Acetate Products	9	50	(41)
Performance Products	—	—	—
Segment Total	22	59	(37)
Other Activities	2	—	2
Total Special Charges	24	59	(35)
Operating Profit (Loss)
Chemical Products	98	83	15
Technical Polymers Ticona	18	15	3
Acetate Products	4	(39)	43
Performance Products	13	12	1
Segment Total	133	71	62
Other Activities	(41)	(46)	5
Total Operating Profit	92	25	67
Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	134	100	34
Technical Polymers Ticona	34	29	5
Acetate Products	4	(39)	43
Performance Products	10	11	(1)
Segment Total	182	101	81
Other Activities	(108)	(132)	24
Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	74	(31)	105

Selected Data by Business Segment — Three Months Ended September 30, 2005 Compared with
Three Months Ended September 30, 2004

	Successor	Successor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Change in $
	(in $ millions)
Depreciation & Amortization
Chemical Products	45	39	6
Technical Polymers Ticona	13	19	(6)
Acetate Products	3	16	(13)
Performance Products	4	3	1
Segment Total	65	77	(12)
Other Activities	5	2	3
Total Depreciation & Amortization	70	79	(9)

Factors Affecting Third Quarter 2005 Segment Net Sales Compared to Third Quarter 2004

in percent	Volume	Price	Currency	Other*	Total
Chemical Products	2%	12%	1%	16%	31%
Technical Polymers Ticona	(5)	5	—	—	—
Acetate Products	(12)	5	—	—	(7)
Performance Products	2	(4)	—	—	(2)
Segment Total	(1)%	9%	—%	11%	19%

*	Primarily represents net sales of the recently acquired Vinamul and Acetex businesses, excluding AT Plastics which is included in other activities.

Summary by Business Segment—Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Chemical Products

	Successor	Successor
in $ millions (except for percentages)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Change in $
Net sales	1,100	840	260
Net sales variance:
Volume	2%
Price	12%
Currency	1%
Other	16%
Operating profit	98	83	15
Operating margin	8.9%	9.9%
Special charges	12	3	9
Earnings (loss) from continuing operations before tax and minority interests	134	100	34
Depreciation and amortization	45	39	6

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Chemical Products' net sales increased 31% to $1,100 million compared to the same period last year primarily due to the recent acquisitions of Vinamul and Acetex, as well as higher pricing. Pricing increased in all products, primarily in acetic acid, vinyl acetate and acetyl derivatives. The price increase was driven by continued strong demand, high industry utilization in base products and higher raw material costs, particularly for ethylene and natural gas.

For the three months ended September 30, 2005, the Chemical Products’ segment recorded special charges of $12 million compared to $3 million in the same period last year. The increase in special charges primarily relates to charges for a change in the environmental remediation strategy related to the closure of the Edmonton methanol plant, as well as severance related to same closure.

Earnings from continuing operations before tax and minority interests increased 34% to $134 million compared to the same period last year benefiting from increased operating profit and dividends from the Ibn Sina cost investment. Dividends more than doubled to $33 million for the three months ended September 30, 2005 from $15 million in the same period last year, primarily due to higher methanol pricing. Higher selling prices for base products more than offset higher raw material costs, such as ethylene and natural gas. However, downstream products, such as emulsions and polyvinyl alcohol experienced margin compression, as raw material costs rose faster than pricing. The increase in earnings was partially offset by higher energy costs, increased special charges, a $7 million charge to cost of sales for non-cash inventory-related purchase accounting adjustments and integration costs in connection with the Vinamul and Acetex acquisitions. For the three months ended September 30, 2005, Vinamul and Acetex (excluding AT Plastics) had losses of $4 million and $2 million, respectively.

Technical Polymers Ticona

	Successor	Successor
in $ millions (except for percentages)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Change in $
Net sales	212	213	(1)
Net sales variance:
Volume	(5)%
Price	5%
Operating profit	18	15	3
Operating margin	8.5%	7.0%
Special charges	1	6	(5)
Earnings (loss) from continuing operations before tax and minority interests	34	29	5
Depreciation and amortization	13	19	(6)

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Ticona’s net sales declined by $1 million to $212 million from the same period last year. The Company was successful in its pricing initiatives, which nearly offset lower volumes, mainly for polyacetal ("POM") due to the weak European automotive market and reduced sales to lower end applications.

Earnings from continuing operations before tax and minority interests increased 17% to $34 million from the same period last year primarily due to progress in cost savings from an organization redesign and restructuring initiatives, higher pricing and lower depreciation and amortization expense due to changes in the useful life of certain property, plant and equipment. These factors were partially offset by lower volumes, higher raw material costs and lower inventory compared to the same period last year when there was a build for a planned maintenance turnaround.

Acetate Products

	Successor	Successor
In $ millions (except for percentages)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Change in $
Net sales	163	176	(13)
Net sales variance:
Volume	(12)%
Price	5%
Operating profit	4	(39)	43
Operating margin	2.5%	(22.2)%
Special charges	9	50	(41)
Earnings (loss) from continuing operations before tax and minority interests	4	(39)	43
Depreciation and amortization	3	16	(13)

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Net sales for Acetate Products decreased 7% to $163 million from the same period last year as higher pricing for tow and flake and increased flake volumes did not offset lower volumes for filament and tow. The lower volumes are attributed to the Company’s anticipated exit from the filament business and the shutdown of a Canadian tow plant. The increase in pricing is primarily to cover increases in raw material costs.

For the three months ended September 30, 2005, the Acetate Products’ segment recorded special charges of $9 million compared to $50 million in the same period last year. Special charges in the three months ended September 30, 2005 primarily related to charges for a change in the environmental remediation strategy related to the closure of the Edmonton methanol plant, while the special charges reflected in the same period last year primarily represented asset impairments associated with a major restructuring of the business.

Earnings from continuing operations before tax and minority interests increased to $4 million compared a loss of $39 million in the same period last year, largely due to a decrease in special charges related to restructuring. The three months ended September 30, 2005 also included a decrease in depreciation and amortization expenses, primarily resulting from $8 million of charges for asset retirement obligations recorded in 2004 associated with a major restructuring of the business. Higher pricing and savings from restructuring and productivity improvements were more than offset by increased raw material and energy costs, along with temporarily higher manufacturing costs resulting from a realignment of inventory levels as part of the restructuring strategy.

Performance Products

	Successor	Successor
(in $ millions (except for percentages))	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Change in $
Net sales	46	47	(1)
Net sales variance:
Volume	2%
Price	(4)%
Operating profit	13	12	1
Operating margin	28.3%	25.5%
Special charges	—	—	—
Earnings (loss) from continuing operations before tax and minority interests	10	11	(1)
Depreciation and amortization	4	3	1

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Net sales for Performance Products decreased by $1 million to $46 million compared to the same period last year as higher volumes, primarily for Sunett® sweetener, were more than offset by lower pricing for the sweetener. The decline in pricing for Sunett sweetener continued to be consistent with the Company's positioning strategy for the product.

Earnings from continuing operations before tax and minority interests decreased by $1 million to $10 million compared to the same period last year as cost savings initiatives were offset by lower selling prices and impairment of cost investments.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies and the AT Plastics business, which was acquired in connection with the acquisition of Acetex in July 2005.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Net sales for Other Activities increased to $55 million from $20 million in the same period last year primarily due to the addition of $49 million in net sales from the AT Plastics business, which was partially offset by lower third party sales from the captive insurance companies of $9 million and $5 million related to the divestitures of the performance polymer polybenzamidazole and vectran polymer fiber businesses in the second quarter of 2005. Loss from continuing operations before tax and minority interests improved to a loss of $108 million from a loss of $132 million in the same period last year. This decrease is primarily due to a decrease in interest expense of $26 million which included the effect of the absence of the 2004 expensing of deferred financing costs of $18 million and a prepayment premium of $21 million associated with the refinancing of the mandatorily redeemable preferred stock. This decrease was partially offset by increased interest expense of $13 million due to higher debt levels and interest rates in addition to a $5 million charge to cost of sales for non-cash inventory-related purchase accounting adjustments recorded in the AT Plastics business.

Summary of Consolidated Results—Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Net Sales

Net sales rose 21% to $1,536 million in the third quarter of 2005 from $1,265 million in the same period last year primarily due to a 9% increase related to higher pricing, mainly in the Chemical Products segment, and an 11% increase in net sales from the recently acquired Vinamul and Acetex businesses. These increases were partially offset by (1)% lower volumes primarily from the Acetate Products segment resulting from the planned exit from the filament business and the shutdown of a Canadian tow plant.

Gross Profit Margin

Gross profit margin increased to $283 million or 18% of net sales in the three months ended September 30, 2005 from $260 million or 21% of net sales in the comparable period last year. The $23 million or 9% increase reflects significantly higher pricing primarily in Chemical Products and productivity improvements. For the three months ended September 30, 2005, Vinamul and Acetex had a gross profit of $14 million and $6 million, respectively, which included inventory purchase accounting adjustments and integration costs in connection with the acquisitions. Downstream products, such as emulsions and polyvinyl alcohol, however, experienced margin compression, as raw material costs rose faster than pricing. The increase is partially offset by a $15 million charge to cost of sales in the three months ended September 30, 2005 for non-cash inventory-related purchase accounting adjustments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $144 million in the three months ended September 30, 2005 decreased $9 million from the same period last year. This decrease was due to ongoing cost savings initiatives, organizational redesign of the Ticona segment and other restructuring initiatives in addition to decreases in legal, audit and general expenses associated with the acquisition of CAG. These decreases are partially offset by the addition of costs associated with Vinamul and Acetex.

Special Charges

The components of special charges for the three months ended September 30, 2005 and 2004 were as follows:

	Successor	Successor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	(in $ millions)
Employee termination benefits	(9)	(6)
Plant/office closures	(1)	(52)
Restructuring adjustments	—	1
Total Restructuring	(10)	(57)
Environmental related plant closures	(12)	—
Asset impairments	(1)	—
Insurance recoveries associated with plumbing cases	—	(1)
Other	(1)	(1)
Total Special Charges	(24)	(59)

Special charges decreased to $24 million compared to $59 million for the same period last year. The decrease is primarily due to impairment charges associated with the Acetate Products segment restructuring recorded in the third quarter of 2004. The third quarter of 2005 includes charges for a change in the environmental remediation strategy related to the closure of the Edmonton methanol plant, severance associated with the same closure and severance related to the relocation of corporate offices of $12 million, $6 million and $3 million, respectively.

Operating Profit

Operating profit more than tripled to $92 million compared to $25 million in the same period last year principally driven by higher pricing, productivity improvements and $35 million in lower special charges. These effects more than offset higher raw material and energy costs, mainly for ethylene and natural gas. For the three months ended September 30, 2005, Acetex (including AT Plastics) and Vinamul, had operating losses of $1 million and $3 million, respectively, primarily related to inventory purchase accounting adjustments and integration costs in connection with the acquisitions. Operating profit in 2004 included $59 million in special charges largely for non-cash asset impairments associated with the restructuring of the Acetate Products segment. Operating profit in 2005 included $24 million in special charges and $15 million in inventory purchase accounting adjustments.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased by $4 million to $21 million for the three months ended September 30, 2005, compared to the same period last year primarily due to increased performance in the Company's Asian investments. Cash distributions received from equity affiliates of $14 million for the three months ended September 30, 2005 remained flat compared to the same period last year.

Interest Expense

Interest expense decreased $26 million to $72 million for the three months ended September 30, 2005 from $98 million in the same period last year mainly due to the expensing of deferred financing costs of $18 million and a prepayment premium of $21 million associated with the refinancing of the mandatorily redeemable preferred stock, both of which occurred during the three months ended September 30, 2004. This decrease was partially offset by a $13 million increase in 2005 in interest expense due to higher debt levels and interest rates.

Other Income (Expense), Net

Other income (expense), net increased to $26 million of income for the three months ended September 30, 2005, compared to income of $17 million for the comparable period last year. This increase was primarily due to an increase in dividend income of $16 million which was partially offset by expenses associated with the anticipated guaranteed payment to CAG minority shareholders of $5 million, net of tax. Dividend income accounted for under the cost method increased to $33 million for the three months ended September 30, 2005, compared to $17 million in the same period last year mainly due to higher methanol pricing from the Company’s methanol cost investment.

Income Taxes

Income taxes for the three months ended September 30, 2005 and 2004 are recorded based on the estimated annual effective tax rate. As of September 30, 2005, the estimated annualized tax rate for 2005 is 35%, which is slightly less than the combination of the statutory rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2005 reflects earnings in low tax jurisdictions, a valuation allowance for the tax benefit associated with projected U.S. losses (which includes expenses associated with the early redemption of debt), and tax expense in certain non-U.S. jurisdictions. For the three months ended September 30, 2005, the Company recorded tax expenses of $26 million. For the three months ended September 30, 2004, a tax expense of $48 million was recorded which resulted in a tax rate of negative 155%. This effective tax rate was significantly affected by the non-recognition of tax benefits associated with acquisition related expenses.

Net Earnings (Loss)

As a result of the factors mentioned above, the Company's net earnings was $45 million in the three months ended September 30, 2005, compared to a net loss of $71 million in the same period in 2004.

Selected Data by Business Segment—Three Months Ended June 30, 2005
Compared with Three Months Ended June 30, 2004

	Successor	Successor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
	(in $ millions)
Net Sales
Chemical Products	1,085	808	277
Technical Polymers Ticona	223	220	3
Acetate Products	183	173	10
Performance Products	47	45	2
Segment Total	1,538	1,246	292
Other Activities	8	11	(3)
Intersegment Eliminations	(29)	(28)	(1)
Total Net Sales	1,517	1,229	288
Special Charges
Chemical Products	(3)	(1)	(2)
Technical Polymers Ticona	(20)	2	(22)
Acetate Products	—	—	—
Performance Products	—	—	—
Segment Total	(23)	1	(24)
Other Activities	(4)	—	(4)
Total Special Charges	(27)	1	(28)
Operating Profit (Loss)
Chemical Products	155	36	119
Technical Polymers Ticona	5	11	(6)
Acetate Products	10	10	—
Performance Products	15	2	13
Segment Total	185	59	126
Other Activities	(33)	(34)	1
Total Operating Profit	152	25	127
Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	149	34	115
Technical Polymers Ticona	22	26	(4)
Acetate Products	12	14	(2)
Performance Products	14	1	13
Segment Total	197	75	122
Other Activities	(74)	(179)	105
Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	123	(104)	227

	Successor	Successor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
	(in $ millions)
Depreciation & Amortization
Chemical Products	39	38	1
Technical Polymers Ticona	14	15	(1)
Acetate Products	9	14	(5)
Performance Products	3	2	1
Segment Total	65	69	(4)
Other Activities	2	2	—
Total Depreciation & Amortization	67	71	(4)

Factors Affecting Second Quarter 2005 Segment Net Sales Compared to Second Quarter 2004

in percent	Volume	Price	Currency	Other*	Total
Chemical Products	(1)%	21%	2%	12%	34%
Technical Polymers Ticona	(5)	4	2	—	1
Acetate Products	1	5	—	—	6
Performance Products	2	(3)	5	—	4
Segment Total	(2)%	15%	2%	8%	23%

*	Primarily represents net sales of the recently acquired Vinamul emulsions business

Summary by Business Segment — Three Months Ended June 30, 2005
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

Technical Polymers Ticona

	Successor	Successor
(in $ millions (except for percentages))	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
Net sales	223	220	3
Net sales variance:
Volume	(5)%
Price	4%
Currency	2%
Operating profit	5	11	(6)
Operating margin	2.2%	5.0%
Special charges	(20)	2	(22)
Earnings (loss) from continuing operations before tax and minority interests	22	26	(4)
Depreciation and amortization	14	15	(1)

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Ticona's net sales increased 1% to $223 million compared to the same period last year on higher pricing and favorable currency movements. Pricing rose as previously announced price increases took effect. Volumes declined largely for polyacetal (‘‘POM’’) due to weakness in the automotive sector, primarily in Europe, and on reduced sales for lower-end applications.

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

Acetate Products

	Successor	Successor
(in $ millions (except for percentages))	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
Net sales	183	173	10
Net sales variance:
Volume	1%
Price	5%
Operating profit	10	10	—
Operating margin	5.5%	5.8%
Special charges	—	—	—
Earnings (loss) from continuing operations before tax and minority interests	12	14	(2)
Depreciation and amortization	9	14	(5)

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

Performance Products

	Successor	Successor
(in $ millions (except for percentages))	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Change in $
Net sales	47	45	2
Net sales variance:
Volume	2%
Price	(3)%
Currency	5%
Operating profit	15	2	13
Operating margin	31.9%	4.4%
Special charges	—	—	—
Earnings (loss) from continuing operations before tax and minority interests	14	1	13
Depreciation and amortization	3	2	1

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

Summary of Consolidated Results—Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

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

Special charges increased to $27 million compared to income of $1 million for the same period last year. This increase was primarily due an additional impairment charge associated with revised estimates related to the Company's decision to divest its COC business.

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

Selected Data by Business Segment — Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
	(in $ millions)
Net Sales
Chemical Products	1,044	818	226
Technical Polymers Ticona	239	227	12
Acetate Products	196	172	24
Performance Products	47	44	3
Segment Total	1,526	1,261	265
Other Activities	12	11	1
Intersegment Eliminations	(29)	(29)	—
Total Net Sales	1,509	1,243	266
Special Charges
Chemical Products	(1)	(1)	—
Technical Polymers Ticona	(1)	(1)	—
Acetate Products	(1)	—	(1)
Performance Products	—	—	—
Segment Total	(3)	(2)	(1)
Other Activities	(35)	(26)	(9)
Total Special Charges	(38)	(28)	(10)
Operating Profit (Loss)
Chemical Products	177	65	112
Technical Polymers Ticona	39	31	8
Acetate Products	20	9	11
Performance Products	13	11	2
Segment Total	249	116	133
Other Activities	(83)	(64)	(19)
Total Operating Profit	166	52	114
Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	193	64	129
Technical Polymers Ticona	51	45	6
Acetate Products	20	9	11
Performance Products	12	11	1
Segment Total	276	129	147
Other Activities	(253)	(57)	(196)
Total Earnings from Continuing Operations Before Tax and Minority Interests	23	72	(49)

Selected Data by Business Segment — Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004 (Continued)

	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
	(in $ millions)
Depreciation & Amortization
Chemical Products	34	39	(5)
Technical Polymers Ticona	15	16	(1)
Acetate Products	9	13	(4)
Performance Products	3	2	1
Segment Total	61	70	(9)
Other Activities	2	2	—
Total Depreciation & Amortization	63	72	(9)

Factors Affecting First Quarter 2005 Segment Net Sales Compared to First Quarter 2004

in percent	Volume	Price	Currency	Other*	Total
Chemical Products	(1)%	22%	3%	4%	28%
Technical Polymers Ticona	2	—	3	—	5
Acetate Products	11	3	—	—	14
Performance Products	9	(7)	5	—	7
Segment Total	2%	15%	2%	2%	21%

*	Primarily represents net sales of the recently acquired Vinamul emulsions business

Summary by Business Segment — Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Chemical Products

	Successor	Predecessor
in $ millions (except for percentages)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change in $
Net sales	1,044	818	226
Net sales variance:
Volume	(1)%
Price	22%
Currency	3%
Other	4%
Operating profit	177	65	112
Operating margin	17.0%	7.9%
Special charges	(1)	(1)	—
Earnings (loss) from continuing operations before tax and minority interests	193	64	129
Depreciation and amortization	34	39	(5)

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

The segment composition changes consisted of the acquisition of the Vinamul emulsions business in February 2005, which was partly offset by the effects of a contract manufacturing arrangement under which certain acrylates products are now being sold. Only the margin realized under the contract manufacturing arrangement is included in net sales.

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

Outlook

For the fourth quarter of 2005, the Company expects the North American and Asian markets to continue to grow and that pricing may temporarily be impacted as new acetyls capacity comes on stream in the fourth quarter of 2005.

For the remainder of the year, the Company expects to incur expenses and cash outlays for the restructuring of its businesses and product portfolio, cost improvement and focused growth in core areas.

Liquidity and Capital Resources

Cash Flows

Net Cash Provided by/(Used in) Operating Activities

Cash flow from operating activities increased to a cash inflow of $516 million for the nine months ended September 30, 2005 compared to a cash inflow of $2 million for the same period last year. This increase primarily resulted from the contribution of an increase in operating profit in 2005 of $308 million, the payment of a $95 million obligation to a third party in 2004, the absence of payments associated with stock appreciation rights of $59 million, recoveries from an insurance provider related to the plumbing matters of $44 million in 2005, a decrease in pension contributions of $142 million and an increase in dividends received from cost and equity investments of $48 million. These increases were partially offset by higher interest payments of $31 million, contributions to the non-qualified pension plan's rabbi trusts of $63 million in 2005 and $45 million in monitoring fees paid during the nine months ended September 30, 2005. Unfavorable foreign currency effects on the euro versus the U.S. dollar on cash and cash equivalents was $94 million compared to a $15 million unfavorable effect in the same period last year.

Net Cash Provided by/(Used in) Investing Activities

Net cash from investing activities improved to a cash outflow of $781 million in the nine months ended September 30, 2005 compared to a cash outflow of $1,628 million for the same period last year. The cash outflow in 2004 primarily resulted from the CAG acquisition. The 2005 cash outflow included the acquisitions of the Vinamul and Acetex businesses, the additional CAG shares acquired and a decrease in net proceeds from disposal of discontinued operations of $64 million. The net proceeds from the disposal of discontinued operations represents cash received in 2005 from an early contractual settlement of receivables of $75 million related to the sale in 2000 of the Predecessor's interest in Vinnolit Kunstoff GmbH and Vintron GmbH while the net proceeds of $139 million in the same period last year represented the net proceeds from the sale of the acrylates business. Capital expenditures on property, plant and equipment decreased to $132 million from $150 million in 2004.

Net Cash Provided by/(Used in) Financing Activities

Net cash from financing activities decreased to a cash outflow of $78 million for the nine months ended September 30, 2005 compared to a cash inflow of $2,405 million in the same period last year. The cash inflow in 2004 primarily reflected higher net proceeds from borrowings in connection with the acquisition of CAG. Major financing activities for 2005 are as follows:

•	Borrowings under the term loan facility of $1,135 million.

•	Distribution to Series B shareholders of $804 million.

•	Redemption and related premiums of the senior subordinated notes of $572 million and senior discount notes of $207 million.

•	Proceeds from the issuances of common stock, net of $752 million and preferred stock, net of $233 million.

•	Repayment of floating rate term loan, including related premium, of $354 million.

•	Exercise of Acetex's option to redeem its 10 7/8% senior notes for approximately $280 million.

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

In January 2005, we completed an initial public offering of Series A common stock and received net proceeds of approximately $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, the Company received net proceeds of $233 million from the offering of its convertible preferred stock and borrowed an additional $1,135 million under the amended and restated senior credit facilities. A portion of the proceeds of the share offerings were used to redeem $188 million of senior discount notes and $521 million of senior subordinated notes, which excludes early redemption premiums of $19 million and $51 million, respectively. We also used a portion of the proceeds from additional borrowings under our senior credit facilities to repay our $350 million floating rate term loan, which excludes a $4 million early redemption premium, and used $200 million of the proceeds as the primary financing for the acquisition of the Vinamul emulsion business.

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

As a result of the offerings in January 2005, we now have $240 million aggregate liquidation preference of outstanding preferred stock. Holders of the preferred stock are entitled to receive, when, as and if, declared by our board of directors, out of funds legally available therefor, cash dividends at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears, which commenced on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. This dividend is expected to result in an annual dividend payment of $10 million. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into shares of our Series A common stock at a conversion rate of approximately 1.25 shares, subject to adjustments, of our Series A common stock per $25.00 liquidation preference of the preferred stock. As of November 1, 2005 the Company will have paid $8 million in aggregate dividends on its preferred stock.

During July 2005, our board of directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our board of directors in its sole discretion determines otherwise. As of November 1, 2005, the Company has paid $13 million in aggregate dividends on its Series A common stock. Based upon the number of outstanding shares as of September 30, 2005, the anticipated annual cash dividend payment is approximately $25 million. However, there is no assurance that sufficient cash or surplus will be available to pay such dividend.

In July 2005, the Company acquired Acetex Corporation (‘‘Acetex’’) for $270 million and assumed Acetex’s $247 million of net debt, which is net of cash acquired of $54 million. Acetex’s operations include an acetyls business with plants in Europe and a North-American specialty polymers and film business. The Company acquired Acetex using existing cash. The Company caused Acetex to exercise its option to redeem its 10 7/8% senior notes due 2009 totaling approximately $265 million. The redemption was funded primarily with cash on hand and occurred on August 19, 2005. The redemption price was approximately $280 million, which represented 105.438% of the outstanding principal amount, plus accrued and unpaid interest to August 19, 2005. On August 25, 2005, the Company repaid the remaining $36 million of assumed debt with available cash.

As of September 30, 2005, the Company had total debt of $3,496 million and cash and cash equivalents of $401 million. Net debt (total debt less cash and cash equivalents) increased to $3,095 million from $2,549 million as of December 31, 2004 primarily due to a decrease in cash and cash equivalents of $437 million. The Company largely used available cash to finance the Acetex acquisition, the redemption of Acetex senior notes and the purchase of the CAG Shares from two minority shareholders.

Domination Agreement.    At the CAG annual shareholders' meeting on June 15, 2004, CAG shareholders approved payment of a dividend on the CAG Shares for the fiscal year ended December 31, 2003 of €0.12 per share. For the nine month fiscal year ended on September 30, 2004, Celanese will not be able to pay a dividend to the CAG shareholders due to losses incurred in the CAG statutory accounts. Accordingly, in the near term, the Issuer, Crystal LLC and BCP Crystal, will use existing cash and borrowings from their subsidiaries, subject to various restrictions, including restrictions imposed by the amended and restated senior credit facilities and indentures and by relevant provisions of German and other applicable laws, to make interest payments. If the Domination Agreement ceases to be operative, the ability of the Issuer, Crystal LLC and BCP Crystal to meet their obligations will be materially and adversely affected.

The Domination Agreement was approved at the CAG's extraordinary shareholders' meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004. When the Domination Agreement became effective, the Purchaser was obligated to offer to acquire all outstanding CAG Shares from the minority shareholders of CAG in return for payment of fair cash compensation. This offer will continue until two months following the date on which the decision on the last motion in award proceedings (Spruchverfahren), as described in "Business—Legal Proceedings—Shareholder Litigation", has been disposed of and has been published. These award proceedings were dismissed in 2005; however, the dismissal is still subject to appeal. The amount of this fair cash compensation has been determined to be €41.92 per share, plus interest, in accordance with applicable German law. Simultaneously with our acquisition of additional CAG Shares in August 2005, we also announced that we would increase our offer to purchase any remaining outstanding CAG Shares to €51 per share (plus interest on €41.92 per share) for all minority shareholders that would accept the increased offer on or prior to September 29, 2005 and waive their rights to participate in an increase of the offer consideration as a result of the pending award proceedings. In addition, all shareholders who tendered their shares pursuant to the mandatory offer of €41.92 per share commenced in September 2004 and continuing as of the date of this prospectus, were entitled to claim the difference between the increased offer of €51 per share and the mandatory offer of €41.92 per share. Any shareholder who accepted the increased offer of €51 per share, or claimed the difference between the mandatory offer and the increased offer, was obligated to agree to waive its rights to participate in any possible future increase of the offer consideration as a result of the pending award proceedings. For minority shareholders who did not accept the increased offer on or prior to the September 29, 2005 expiration date, the terms of the original €41.92 per share mandatory offer will continue to apply. The mandatory offer will expire on December 1, 2005, unless further extended. As a result of the award proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation, could claim higher amounts. Any minority shareholder who elects not to sell their shares to the Purchaser will be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on their shares of €3.27 per CAG Share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment is €2.89 per CAG share for a full fiscal year. Based upon the number of CAG Shares held by the minority shareholders, as of September 30, 2005, a net guaranteed fixed annual payment of €6 million is expected. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower, or the same as €2.89 per CAG share. As of November 2, 2005 the Purchaser owned approximately 98% of the outstanding CAG Shares. If the Purchaser acquires all the remaining CAG Shares outstanding as of November 2, 2005, the total amount of funds necessary to purchase such outstanding shares under the current offer of €41.92 per share would be approximately €40 million plus accrued interest on €41.92 per share from October 2, 2004.

While the Domination Agreement is operative, the Purchaser is required to compensate CAG for any statutory annual loss incurred by CAG, the dominated entity, at the end of its fiscal year when the loss was incurred. If the Purchaser were obligated to make cash payments to CAG to cover an annual loss, the Purchaser may not have sufficient funds to pay interest when due and, unless the Purchaser is able to obtain funds from a source other than annual profits of CAG, the Purchaser may not be able to satisfy its obligation to fund such shortfall. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course until September 30, 2009.

Our subsidiaries, BCP Caylux Holdings Luxembourg S.C.A. and BCP Crystal, have each agreed to provide the Purchaser with financing to strengthen the Purchaser's ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligations to make a guaranteed fixed annual payment to the outstanding minority shareholders, to offer to acquire all outstanding CAG Shares from the minority shareholders in return for payment of fair cash consideration and to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. In addition, the Issuer expects to guarantee all obligations of the Purchaser under, or in connection with, the Domination Agreement, including the repayment of all existing and future intercompany indebtedness of the Issuer's subsidiaries to CAG. Further, under the terms of the Issuer's guarantee, in certain limited circumstances CAG may be entitled to require the immediate repayment of some or all of the intercompany indebtedness owed by the Issuer's subsidiaries to CAG. If the Issuer, BCP Caylux and/or BCP Crystal are obligated to make payments under such guarantees to the Purchaser, CAG and/or the minority shareholders, as the case may be, or if the intercompany indebtedness owed to CAG is accelerated, we may not have sufficient funds for payments on our indebtedness when due or to make funds available to the Issuer.

The Company was in compliance with all of the financial covenants related to its debt agreements as of September 30, 2005.

Contractual Obligations. The following table sets forth our fixed contractual debt obligations as of September 30, 2005:

Fixed Contractual Debt Obligations	Total	Remaining 2005	2006- 2007	2008- 2009	2010 and thereafter
	(in $ millions)
Senior Credit Facilities — Term Loans Facility	1,719	4	34	33	1,648
Senior Credit Facilities — Revolving Credit Facility	35	—	—	35	—
Senior Subordinated Notes(1)	953	—	—	—	953
Senior Discount Notes(2)	554	—	—	—	554
Other Debt(3)	419	136	42	27	214
Total Fixed Contractual Debt Obligations	3,680	140	76	95	3,369

(1)	Does not include $4 million of premium on the $225 million of the senior subordinated notes issued July 1, 2004.

(2)	Reflects the accreted value of the notes at maturity.

(3)	Does not include $2 million purchase accounting adjustment resulting from acquisition of CAG.

Senior Credit Facilities. As of September 30, 2005, the senior credit facilities of $2,547 million consist of a term loan facility, a revolving credit facility, and a credit-linked revolving facility.

Subsequent to the consummation of the initial public offering in January 2005, we entered into amended and restated senior credit facilities which increased the term facility. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our immediately previous senior credit facilities. As of September 30, 2005, the term loan facility had a balance of $1,719 million (including approximately €275 million), which matures in 2011. In addition, there was a $242 million delayed draw facility, which expired unutilized in July 2005.

The revolving credit facility, through a syndication of banks, provides for borrowings of up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice.

In the first quarter of 2005, the revolving credit facility was increased from $380 million to $600 million under the amended and restated senior credit facilities. As of September 30, 2005, $507 million remained available for borrowing under the revolving credit facility, taking into account letters of credit issued under the revolving credit facility. As of September 30, 2005, there was $35 million borrowed under the revolving credit facility and $58 million of letters of credit had been issued under the revolving credit facility.

In addition, the Company has a $228 million credit-linked revolving facility, which matures in 2009. The credit-linked revolving facility includes borrowing capacity available for letters of credit. As of September 30, 2005, there were $226 million of letters of credit issued under the credit-linked revolving facility and an additional $2 million was available for borrowing.

Senior Subordinated Notes. In February 2005, we used approximately $521 million of the net proceeds of the offering of our Series A common stock to redeem a portion of the senior subordinated notes and $51 million to pay the premium associated with the early redemption. As of September 30, 2005, the senior subordinated notes, excluding $4 million of premiums, consist of $796 million of 9 5/8% Senior Subordinated Notes due 2014 and €130 million of 10 3/8% Senior Subordinated Notes due 2014. All of BCP Crystal's U.S. domestic, wholly owned subsidiaries that guarantee BCP Crystal's obligations under the senior credit facilities guarantee the senior subordinated notes on an unsecured senior subordinated basis.

Senior Discount Notes. In September 2004, Crystal LLC and Crystal US Sub 3 Corp., a subsidiary of Crystal LLC, issued $853 million aggregate principal amount at maturity of their senior discount notes due 2014 consisting of $163 million principal amount at maturity of their 10% Series A senior discount notes due 2014 and $690 million principal amount at maturity of their 10½% Series B Senior Discount Notes due 2014 (collectively, the ‘‘senior discount notes’’). The gross proceeds of the offering were $513 million. Approximately $500 million of the proceeds were distributed to the Company's Original Shareholders, with the remaining proceeds used to pay fees associated with the refinancing. Until October 1, 2009, interest on the senior discount notes will accrue in the form of an increase in the accreted value of such notes. Cash interest on the senior discount notes will accrue commencing on October 1, 2009 and be payable semiannually in arrears on April 1 and October 1. In February 2005, we used approximately $37 million of the net proceeds of the offering of our Series A common stock to redeem a portion of the Series A senior discount notes and $151 million to redeem a portion of the Series B senior discount notes and $19 million to pay the premium associated with the early redemption. As of September 30, 2005, there were $554 million aggregate principal amount at maturity outstanding, consisting of $106 million principal amount at maturity of their 10% Series A senior discount notes due 2014 and $448 million principal amount at maturity of their 10½% Series B Senior Discount Notes due 2014.

Other Debt. Other debt of $419 million, which does not include a $2 million reduction under purchase accounting, is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and capital lease obligations.

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

During the nine months ended September 30, 2005, the Company recorded asset impairments of $25 million primarily consisting of revised estimates related to the Company’s decision to divest its COC business. The Company also increased goodwill by $15 million associated with purchase accounting adjustments related to the acquisition of CAG, including the additional CAG shares acquired. The goodwill adjustment is preliminary and is expected to be finalized by June 30, 2006.

Forward-Looking Statements May Prove Inaccurate

This Quarterly Report contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, and assumptions and other statements contained in this prospectus that are not historical facts. When used in this document, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan’’ and ‘‘project’’ and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of fuel oil, natural gas, coal, electricity and petrochemicals such as ethylene, propylene and butane, including changes in production quotas in OPEC countries and the deregulation of the natural gas transmission industry in Europe;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	the existence of temporary industry surplus production capacity resulting from the integration and start-up of new world-scale plants;

•	increased price competition and the introduction of competing products by other companies;

•	the ability to develop, introduce and market innovative products, product grades and applications, particularly in the Ticona and Performance Products segments of our business;

•	changes in the degree of patent and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions under existing or future environmental regulations;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates;

•	changes in the composition or restructuring of us or our subsidiaries and the successful completion of acquisitions, divestitures and venture activities;

•	inability to successfully integrate current and future acquisitions;

•	pending or future challenges to the Domination Agreement; and

•	various other factors, both referenced and not referenced in this document.

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

The Company entered into an interest rate swap with a notional amount of $300 million to reduce its exposure to fluctuations in interest rates associated with a portion of the term loans borrowed under our senior credit facilities. This interest rate swap was designated as a cash flow hedge. The fair value of the swap as of September 30, 2005 was a liability of $2 million.

Item 4.    Controls and Procedures

In connection with the audit of our financial statements as of and for the nine months ended December 31, 2004, the Company identified a material weakness in its internal controls for the same period. On March 30, 2005, the Company received a letter from KPMG LLP (‘‘KPMG’’), its independent auditors, who also identified the same material weakness and a second material weakness in the course of their audit. The additional material weakness identified by KPMG related to several deficiencies in the assessment of hedge effectiveness and documentation. The required adjustments were made in the proper accounting period, except for one immaterial hedging transaction adjusted during the quarter ended June 30, 2005. The material weakness identified by KPMG and the Company related to conditions preventing its ability to adequately research, document, review and draw conclusions on accounting and reporting matters, which had previously resulted in adjustments that had to be recorded to prevent the Company’s financial statements from being materially misleading. The conditions largely related to significant increases in the frequency of, and the limited number of personnel available to address, complex accounting matters and transactions and as a result of the consummation of simultaneous debt and equity offerings during the year-end closing process. The Company does not believe that the adjustments made in connection with these material weaknesses had any material impact on previously reported financial information. In response to the letter from KMPG with respect to the first material weakness indentified above, the Company organized a team responsible for the identification and documentation of potential derivative accounting transactions and commenced formal training for team members specifically related to derivative accounting. With respect to the second material weakness identified above, the Company hired certain accounting personnel and is in the process of hiring additional personnel which should ensure that adequate personnel is available to adequately research, document, review and conclude on accounting and reporting matters and will increase accounting resources. In addition, the Company hired additional personnel responsible for the development and implementation of additional internal reporting and accounting procedures, including derivative accounting procedures. Both material weaknesses were identified during the Company’s year-end closing process for the year ended December 31, 2004 and still exist as of September 30, 2005. The Company expects to remediate these material weaknesses by the end of the fiscal year ending December 31, 2005.

In addition, in September 2005 we identified a significant deficiency in internal controls relating to sales to countries and other parties that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. This significant deficiency was identified as a result of an internal investigation that was initiated in connection with the SEC review of a registration statement. The Company has taken immediate corrective actions which include a directive to senior business leaders stating that they are prohibited from selling products into certain countries subject to these trade restrictions, as well as making accounting systems modifications that prevents the initiation of purchase orders and shipment of products to these countries. Also, we plan to enhance the business conduct policy training in the area of export control. As a result, we believe that we have taken remediation measures that, once fully implemented, will be effective in eliminating this deficiency.

Celanese, under the supervision and with the participation of Celanese's management, including the chief executive officer (CEO) and chief financial officer (CFO), performed an evaluation of the effectiveness of Celanese's ‘‘disclosure controls and procedures’’ (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘34 Act’’)) as of September 30, 2005. Disclosure controls and procedures are defined as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 34 Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (‘‘SEC’’). Based on this evaluation, and as a result of the material weaknesses that were identified and continued during the period covered by this Quarterly Report, Celanese's CEO and CFO concluded that, as of September 30, 2005, the end of the period covered by this Quarterly Report, Celanese's disclosure controls and procedures were not effective for gathering, analyzing and disclosing the material information Celanese is required to disclose in the reports it files under the 34 Act, within the time periods specified in the rules and forms of the SEC. Except as discussed above, there have been no changes in Celanese's ‘‘internal controls over financial reporting’’ (as defined in Rule 13a-15(f) under the 34 Act) during the period covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

We are in the process of implementing changes to strengthen our internal controls. In addition, while we have taken actions to address these deficiencies and weaknesses, additional measures may be necessary and these measures along with other measures we expect to take to improve our internal controls may not be sufficient to address the issues identified by us or ensure that our internal controls are effective. If we are unable to correct existing or future deficiencies or weaknesses in internal controls in a timely manner, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities. In addition, there could be a negative reaction in the financial markets due to a loss of confidence in reliability of future financial statements and SEC filings.

We expect to incur expenses of approximately $2 million per year associated with the strengthening of our disclosure controls and procedures and internal controls over financial reporting.

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

Plumbing Actions

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, and in the Quarterly Report on Form 10-Q for the three months’ ended March 31, 2005, occurred during the third quarter of 2005. For a summary of the history and current status of these matters, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Sorbates Antitrust Actions

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, and in the Quarterly Report on form 10-Q for the six months ended June 30, 2005, occurred during the third quarter of 2005, except as set forth below. For a summary of the history and current status of these matters, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Kerr v. Eastman Chemical Co. et al., previously pending in the Superior Court of New Jersey, Law Division, Gloucester County, was dismissed for failure to prosecute. The only other private antitrust action by Sorbates customers still pending, Freeman v. Daicel et al., had been dismissed. The plaintiffs lost their appeal to the Supreme Court of Tennessee in August 2005 and have since filed a motion for leave. The action by the New York Attorney General, New York v. Daicel Chemical Industries Ltd. et al., which was pending in the New York State Supreme Court, New York County, was dismissed in August 2005; however, it is still subject to appeal.

Acetic Acid Patent Infringement Matters

On August 31, 2005 a Taiwanese Court held that the China Petrochemical Development Corporation (‘‘CPDC’’) infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million for the period of 1995 through 1999. The judgment has been appealed. The Company will not record income associated with this favorable judgment until cash is received.

Shareholder Litigation

No material developments regarding this matter previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004, in the Quarterly Report on Form 10-Q for the three months ended March 31, 2005 and in the Quarterly Report on Form 10-Q for the six months ended June 30, 2005, occurred during the third quarter of 2005, except as set forth below. For a summary and history of these matters, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Twenty-seven CAG minority shareholders filed lawsuits in May and June of 2005 in the Frankfurt District Court (Landgericht) contesting the shareholder resolutions passed at the CAG annual general meeting held May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting. In conjunction with the acquisition of 5.9 million CAG shares from two shareholders in August 2005, two of those lawsuits were withdrawn in August 2005. In May and September 2005, Celanese AG was served in three actions filed in the Frankfurt District Court (Landgericht), requesting that the court declare some or all of the shareholder resolutions passed at the extraordinary general meeting on July 30 and 31, 2004 null and void (Nichtigkeitsklage), based on allegations that certain formal requirements necessary in connection with the invitation to the extraordinary general meeting had been violated. The Frankfurt District Court (Landgericht) has suspended the proceedings regarding the resolutions passed at the July 30-31, 2004 extraordinary general meeting described above as long as the lawsuits contesting the confirmatory resolutions are pending.

Based upon the information available, the outcome of the foregoing proceedings cannot be predicted with certainty.

Other Matters

As of September 30, 2005, Celanese Ltd. and/or CNA Holdings, Inc., both our U.S. subsidiaries, are defendants in approximately 650 asbestos cases. Because many of these cases involve numerous plaintiffs, we are subject to claims significantly in excess of the number of actual cases. We have reserves for defense costs related to claims arising from these matters. We believe we do not have any significant exposure in these matters.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report, we sold 17,360 shares of our Series A common stock for $124,992 to one of our key employees under our Stock Incentive Plan. We issued such shares of Series A common stock to the recipient pursuant to a written subscription agreement in accordance with Rule 701 under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
3.2	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333 - ) filed with the SEC on April 13, 2005).
3.3	Certificate of Designations of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)

Exhibit Number	Description
4.1	Form of certificate of Series A common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (File No. 333-120187) (the ‘‘Form S-1’’) filed with the SEC on January 19, 2005)
4.2	Form of certificate of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Form S-1 filed with the SEC on January 13, 2005)
4.3	Third Amended and Restated Shareholders' Agreement, dated as of October 31, 2005, among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement filed on Form S-1 (File No. 333-127902) filed with the SEC on November 1, 2005)
4.4	Amended and Restated Registration Rights Agreement, dated as of January 26, 2005, among Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3, BA Capital Investors Sidecar Fund, L.P. and Celanese Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
10.1	Share Purchase and Transfer Agreement and Settlement Agreement, dated August 19, 2005, between Celanese Europe Holding GmbH & Co. KG, as the purchaser and Paulson & Co. Inc. and Arnold and S. Bleichroeder Advisers, LLC, each on behalf of its own and with respect to shares owned by the investment funds and separate accounts managed by it, as the sellers (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-32410) filed with the SEC on August 19, 2005)
10.2	Employment Agreement, dated as of August 31, 2005 by and between Celanese Corporation and John J. Gallagher III (incorporated by reference to Exhibit 10.1 to the Form 8-K File No. 001-32410) filed with the SEC on August 31, 2005
10.3	Offer Letter from Celanese Corporation dated August 30, 2005, executed by John J. Gallagher III on August 30, 2005 (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-32410) filed with the SEC on August 31, 2005
12	Computation of ratio of earnings to fixed charges (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

CELANESE CORPORATION
By:	/s/ David N. Weidman
Name: David N. Weidman Title: President and Chief Executive Officer Date: November 10, 2005
By:	/s/ John J. Gallagher III
Name: John J. Gallagher III Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer) Date: November 10, 2005