Form 10-Q
period 2006-03-31
Celanese CORP
filed 2006-05-09
CIK 1306830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-32410
(Commission File Number)

CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0420726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 West LBJ Freeway, Dallas, TX	75234-6034
(Address of Principal Executive Offices)	(Zip Code)
(972) 443-4000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐          No ☑
      The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of May 9, 2006 was 158,562,161.

CELANESE CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2006

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

	(In $ millions, except for
	share and per share data)
Net sales	1,652	1,478
Cost of sales	(1,285)	(1,106)

Gross profit	367	372
Selling, general and administrative expenses	(152)	(159)
Research and development expenses	(18)	(23)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	1	—
Restructuring, impairment and other special (charges) gains	(1)	(38)
Foreign exchange gain, net	—	3
Gain on disposition of assets, net	—	1

Operating profit	197	156
Equity in net earnings of affiliates	21	15
Interest expense	(71)	(176)
Interest income	8	15
Other income, net	6	3

Earnings from continuing operations before tax and minority interests	161	13
Income tax provision	(45)	(8)

Earnings from continuing operations before minority interests	116	5
Minority interests	—	(25)

Earnings (loss) from continuing operations	116	(20)
Earnings from operation of discontinued operations	1	10

Net earnings (loss)	117	(10)
Cumulative declared preferred stock dividend	(3)	(2)

Net earnings (loss) available to common shareholders	114	(12)

Earnings (loss) per common share — basic:
Continuing operations	0.71	(0.15)
Discontinued operations	0.01	0.07

Net earnings (loss) available to common shareholders	0.72	(0.08)

Earnings (loss) per common share — diluted:
Continuing operations	0.68	(0.15)
Discontinued operations	0.00	0.07

Net earnings (loss) available to common shareholders	0.68	(0.08)

Weighted average shares — basic:	158,562,161	141,742,428
Weighted average shares — diluted:	171,487,669	141,742,428
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2006	December 31, 2005

	(Unaudited)
	(In $ millions)
ASSETS
Current assets:
Cash and cash equivalents	312	390
Restricted cash	42	—
Receivables:
Trade receivables, net	1,000	919
Other receivables	543	481
Inventories	678	661
Deferred income taxes	31	37
Other assets	78	91

Total current assets	2,684	2,579

Investments	793	775
Property, plant and equipment, net of accumulated depreciation of $500 million and $444 million as of March 31, 2006 and December 31, 2005, respectively	2,035	2,040
Deferred income taxes	125	139
Other assets	469	482
Goodwill	928	949
Intangible assets, net	487	481

Total assets	7,521	7,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	212	155
Trade payables — third party and affiliates	750	811
Other current liabilities	762	787
Deferred income taxes	16	36
Income taxes payable	245	224

Total current liabilities	1,985	2,013

Long-term debt	3,306	3,282
Deferred income taxes	287	285
Benefit obligations	1,116	1,126
Other liabilities	420	440
Minority interests	65	64
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 9,600,000 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized and 158,562,161 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized 0 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	343	337
Retained earnings	132	24
Accumulated other comprehensive income (loss), net	(133)	(126)

Total shareholders’ equity	342	235

Total liabilities and shareholders’ equity	7,521	7,445

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive	Total
	Preferred	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Stock	Stock	Capital	Earnings	Net	Equity

	(In $ millions)
Balance at December 31, 2005	—	—	337	24	(126)	235
Comprehensive income (loss), net of tax:
Net earnings	—	—	—	117	—	117
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	—	1	1
Unrealized gain on derivative contracts	—	—	—	—	4	4
Additional minimum pension liability	—	—	—	—	(1)	(1)
Foreign currency translation	—	—	—	—	(11)	(11)

Other comprehensive income (loss)	—	—	—	—	(7)	(7)

Comprehensive income	—	—	—	—	—	110
Indemnification of demerger liability	—	—	1	—	—	1
Common stock dividends	—	—	—	(6)	—	(6)
Preferred stock dividends	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	5	—	—	5

Balance at March 31, 2006	—	—	343	132	(133)	342

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

	(In $ millions)
Operating activities:
Net earnings (loss)	117	(10)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Special (charges) gains, net of amounts used	(14)	(10)
Stock-based compensation	5	—
Depreciation	51	47
Amortization of intangibles and other assets	19	16
Amortization of deferred financing fees	3	31
Loss on extinguishment of debt	—	74
Change in equity of affiliates	(3)	21
Deferred income taxes	(1)	(23)
(Gain) loss on disposition of assets, net	—	(1)
(Gain) loss on foreign currency transactions	(16)	—
Minority interests	—	25
Operating cash provided by (used in) discontinued operations	—	17
Changes in operating assets and liabilities:
Trade receivables, net	(70)	(138)
Other receivables	(61)	36
Prepaid expenses	14	(27)
Inventories	(12)	(12)
Trade payables — third party and affiliates	(69)	44
Benefit obligations and other liabilities	(20)	(86)
Income taxes payable	18	36
Other, net	18	2

Net cash provided by (used in) operating activities	(21)	42
Investing activities:
Capital expenditures on property, plant and equipment	(44)	(40)
Acquisition of CAG, net of cash acquired	—	(2)
Fees associated with acquisitions	—	(7)
Acquisition of Vinamul, net of cash reimbursed	—	(208)
Net proceeds from disposal of discontinued operations	—	75
Proceeds from sale of marketable securities	20	104
Purchases of marketable securities	(20)	(27)
Increase in restricted cash	(42)	—

Net cash provided by (used in) investing activities	(86)	(105)
Financing activities:
Redemption of senior subordinated notes, including related premium	—	(572)
Repayment of floating rate term loan, including related premium	—	(354)
Borrowings under term loan facility	—	1,135
Proceeds from issuance of Series A common stock, net	—	752
Proceeds from issuance of preferred stock, net	—	233
Proceeds from issuance of discounted common stock	—	12
Redemption of senior discount notes, including related premium	—	(207)
Short-term borrowings (repayments), net	32	(10)
Proceeds from long-term debt	7	6
Payments of long-term debt	(5)	(3)
Fees associated with financings	—	(7)
Dividend payments on preferred stock	(3)	—
Dividend payments on common stock	(6)	—

Net cash provided by (used in) financing activities	25	985
Exchange rate effects on cash	4	(22)

Net increase (decrease) in cash and cash equivalents	(78)	900
Cash and cash equivalents at beginning of period	390	838

Cash and cash equivalents at end of period	312	1,738

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and Basis of Presentation

Description of the Company
      Celanese Corporation and its subsidiaries (collectively the “Company”) is a global hybrid chemical company. The Company’s business involves processing chemical raw materials, such as ethylene and propylene, and natural products, including natural gas and wood pulp, into value-added chemicals and chemical-based products.

Basis of Presentation
      In this Quarterly Report on Form 10-Q, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “BCP Crystal” refers to the Company’s subsidiary BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to the Company’s subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership (Kommanditgesellschaft, KG), and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms “Sponsor” and “Advisor” refer to certain affiliates of The Blackstone Group.
      As used in this document, the term “CAG” refers to (i) prior to the Organizational Restructuring (as defined below), Celanese AG and Celanese Americas Corporation (“CAC”), their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments, and (ii) following the Organizational Restructuring, Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments, except that with respect to shareholder and similar matters where the context indicates, “CAG” refers to Celanese AG.
      The unaudited interim consolidated financial statements as of and for the three months ended March 31, 2006 and the unaudited interim consolidated financial statements for the three months ended March 31, 2005 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented. The Unaudited Interim Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
      In the opinion of management, the unaudited accompanying balance sheets and related interim statements of operations, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These Unaudited Interim Consolidated Financial Statements should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2005, as filed with the SEC on Form 10-K.
      Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year.

Estimates and Assumptions
      The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. The more significant estimates pertain to purchase price allocations, impairments of intangible assets and other long-lived assets, restructuring costs and other

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
special (charges) gains, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.

Restricted Cash
      At March 31, 2006, the Company has $42 million of restricted cash. The restricted cash is not available for use by the Company in its operations but rather serves to provide financial assurance that the Company will fulfill certain of its obligations. The cash is held in custody by a bank and is restricted as to withdrawal or use but will be released and paid back to the Company upon the completion of certain future events.

Reclassifications
      The Company has reclassified certain prior period amounts to conform to the current period’s presentation. The reclassifications had no effect on the consolidated statements of operations or shareholders’ equity as previously reported.

2.	Acquisition of Celanese AG
      On April 6, 2004, the Purchaser, an indirect wholly owned subsidiary of the Company, acquired approximately 84% of the ordinary shares of Celanese AG, excluding treasury shares (“CAG Shares”), pursuant to a voluntary tender offer commenced in February 2004. The CAG Shares were acquired at a price of €32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of $69 million (the “Acquisition”). In August 2005, the Company acquired additional CAG shares pursuant to either i) the mandatory offer (See Note 3) commenced in September 2004 that will remain open until two months following the final resolution of the minority shareholder award proceedings (Spruchverfahren) pending in German courts or ii) the purchase of CAG shares as described below. On November 3, 2005, the Company’s Board of Directors approved commencement of the process for effecting a Squeeze-Out (as defined below) of the remaining shareholders. As of March 31, 2006 and December 31, 2005, the Purchaser’s ownership percentage was approximately 98%, respectively.

Acquisition of Additional CAG Shares
      On August 24, 2005, the Company acquired 5.9 million, or approximately 12%, of the outstanding CAG shares from two shareholders for €302 million ($369 million). The Company also paid to such shareholders €12 million ($15 million) in consideration for the settlement of certain claims and for such shareholders agreeing to, among other things, (1) accept the shareholders’ resolutions passed at the extraordinary general meeting of CAG held on July 30 and 31, 2004 and the annual general meeting of CAG held on May 19 and 20, 2005, (2) acknowledge the legal effectiveness of the domination and profit and loss transfer agreement, (3) irrevocably withdraw and abandon all actions, applications and appeals each brought or joined in legal proceedings related to, among other things, challenging the effectiveness of the domination and profit and loss agreement and amount of fair cash compensation offered by the Purchaser in the mandatory offer required by Section 305(1) of the German Stock Corporation Act, (4) refrain from acquiring any CAG shares or any other investment in CAG, and (5) refrain from taking any future legal action with respect to shareholder resolutions or corporate actions of CAG. The Company paid the aggregate consideration of € 314 million ($384 million) for the additional CAG shares using available cash.
      The Company also made a limited offer to purchase from all other shareholders any remaining outstanding CAG shares for €51 per share (plus interest on €41.92 per share) against waiver of the shareholders’ rights to participate in an increase of the offer consideration as a result of the pending award proceedings. In addition, all shareholders who tendered their shares pursuant to the September 2004 mandatory offer of € 41.92 per share, were entitled to claim the difference between the increased offer and the mandatory offer. The limited offer

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period ran from August 30, 2005 through September 29, 2005, inclusive. For shareholders who did not accept the limited offer on or prior to the September 29, 2005 expiration date, the terms of the original mandatory offer continue to apply. The mandatory offer will remain open for two months following final resolution of the award proceedings (Spruchverfahren) by the German courts.

Pro Forma Information
      The following pro forma information for the three months ended March 31, 2005 was prepared as if the subsequent acquisition of additional CAG shares during 2005 had occurred as of the beginning of such period:

Three Months
Ended
March 31, 2005

(In $ millions)
Net sales	1,478
Operating profit	154
Net earnings	11
      Pro forma adjustments include adjustments for (1) purchase accounting, including (i) the application of purchase accounting to pension and other postretirement obligations (ii) the application of purchase accounting to property, plant and equipment and identifiable intangible assets, (2) adjustments for items directly related to the transaction, including (i) the impact of the additional pension contribution, (ii) fees incurred by the Company related to the acquisition, and (iii) adjustments to interest expense to reflect the Company’s new capital structure and (3) corresponding adjustments to income tax expense.
      The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor is it necessarily indicative of future results.

Squeeze-Out
      Because the Company owns shares representing more than 95% of the registered ordinary share capital (excluding treasury shares) of CAG, the Company has decided to exercise its right, as permitted under German law, to the transfer of the shares owned by the outstanding minority shareholders of CAG in exchange for fair cash compensation (the “Squeeze-Out”). The Squeeze-Out will require the approval by the affirmative vote of the majority of the votes cast at CAG’s annual general meeting in May 2006 and will become effective upon its registration in the commercial register. If the Company is successful in effecting the Squeeze-Out, the Company must pay the then remaining minority shareholders of CAG fair cash compensation, in exchange for their shares. The amount of the fair cash compensation under the Squeeze-Out has been set and confirmed by a German court appointed auditor at € 62.22 per share. This price could increase if the amount of fair cash compensation is successfully challenged in court.
      The Squeeze-Out requires approval by the shareholders of CAG. While it is expected that the Company will have the requisite majority to assure shareholder approval of such measures, minority shareholders, irrespective of the size of their shareholding, may, within one month from the date of any such shareholder resolution, file an action with the court to have such resolution set aside. While such action would only be successful if the resolution were passed in violation of applicable laws and cannot be based on the unfairness of the amount to be paid to the minority shareholders, a shareholder action may substantially delay the implementation of the challenged shareholder resolution pending final resolution of the action. If such action proved to be successful, the action could prevent the implementation of the Squeeze-Out. Accordingly, there can be no assurance that the Squeeze-Out can be implemented timely or at all.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Domination Agreement and Organizational Restructuring

Domination Agreement
      On October 1, 2004, a domination and profit and loss transfer agreement (the “Domination Agreement”) between CAG and the Purchaser became operative. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding CAG shares from the minority shareholders of CAG in return for payment of fair cash compensation. The amount of this fair cash compensation had been determined to be €41.92 per share, plus interest, in accordance with applicable German law. The Purchaser may elect, or be required, to pay a purchase price in excess of €41.92 to acquire the remaining outstanding CAG shares. Any minority shareholder who elects not to sell its shares to the Purchaser will be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on its shares of €3.27 per CAG share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment would be €2.89 per share for a full fiscal year. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89 per share. For the three months ended March 31, 2006 and 2005, a charge of €1 million ($1 million) and €7 million ($8 million), respectively, was recorded in Other income (expense), net for the anticipated guaranteed payment. Substantially all of the charge recorded during the three months ended March 31, 2005 was reversed during the three months ended September 30, 2005 as a result of the additional CAG shares purchased by the Company (See Note 2). The remaining liability at March 31, 2006 to be paid in 2006 for CAG’s 2005 fiscal year is € 4 million ($5 million).
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
      There is no assurance that the Domination Agreement will remain operative in its current form. If the Domination Agreement ceases to be operative, the Company will not be able to directly give instructions to the CAG board of management. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course until September 30, 2009. However, irrespective of whether a domination agreement is in place between the Company and CAG, under German law, CAG is effectively controlled by the Company because of the Company’s more than 95% ownership of the outstanding CAG shares. The Company does have the ability, through a variety of means, to utilize its controlling rights to, among other things, (1) cause a domination agreement to become operative; (2) use its ability, through its more than 95% voting power at any shareholders’ meetings of CAG, to elect the shareholder representatives on the supervisory board and to thereby effectively control the appointment and removal of the members of the CAG board of management; and (3) effect all decisions that a majority shareholder who owns more than 95% is permitted to make under German law. The controlling rights of the Company constitute a controlling financial interest for accounting purposes and result in the Company being required to consolidate CAG as of the date of acquisition. In addition, as long as the Domination Agreement remains effective, the Company is entitled to give instructions directly to the management board of CAG, including, but not limited to, instructions that are disadvantageous to CAG, as long as such disadvantageous instructions benefit the Company or the companies affiliated with either the Company or CAG.
      The Domination Agreement is subject to legal challenges instituted by dissenting shareholders. During August 2004, ten actions were brought by minority shareholders against CAG in the Frankfurt District Court (Landgericht), all of which were consolidated in September 2004. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. The Company joined the proceedings via a third party intervention in support of CAG. Among other things, these actions request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based on

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allegations that include the alleged violation of procedural requirements and information rights of the shareholders.
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
      On March 6, 2006, the Purchaser and CAG signed a settlement agreement settling the ten actions filed in August 2004 in the Frankfurt District Court (Landgericht) against CAG (See Note 14).
      If legal challenges of the Domination Agreement by dissenting shareholders of CAG are successful, some or all actions taken under the Domination Agreement, including the transfer of CAC (see Organizational Restructuring below for discussion regarding CAC’s transfer) may be required to be reversed and the Company may be required to compensate CAG for damages caused by such actions, which could have a material impact on the Company’s financial position, results of operations and cash flows.
     Organizational Restructuring
      In October 2004, Celanese and certain of its subsidiaries completed an organizational restructuring (the “Organizational Restructuring”) pursuant to which the Purchaser effected, by giving a corresponding instruction under the Domination Agreement, the transfer of all of the shares of CAC from Celanese Holding GmbH, a wholly owned subsidiary of CAG, to Celanese Caylux Holdings Luxembourg S.C.A., formerly BCP Caylux Holdings Luxembourg S.C.A (“Celanese Caylux”), which resulted in Celanese Caylux owning 100% of the equity of CAC and indirectly, all of its assets, including subsidiary stock. This transfer was affected by CAG selling all outstanding shares in CAC for a € 291 million note. This note eliminates in consolidation.
      Following the transfer of CAC to Celanese Caylux, (1) Celanese Holdings contributed substantially all of its assets and liabilities (including all outstanding capital stock of Celanese Caylux) to BCP Crystal in exchange for all outstanding capital stock of BCP Crystal and (2) BCP Crystal assumed certain obligations of Celanese Caylux, including all rights and obligations of Celanese Caylux under the senior credit facilities, the floating rate term loan and the senior subordinated notes. BCP Crystal, at its discretion, may subsequently cause the liquidation of Celanese Caylux.
      As a result of these transactions, BCP Crystal holds 100% of CAC’s equity and, indirectly, all equity owned by CAC and its subsidiaries. In addition, BCP Crystal holds, indirectly, all of the CAG shares held by the Purchaser and all of the wholly owned subsidiaries of the Company that guarantee Celanese Caylux’s obligations under the senior credit facilities to guarantee the senior subordinated notes issued on June 8, 2004 and July 1, 2004 (See Note 10) on an unsecured senior subordinated basis.

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
      Subsequent to the closing of the initial public offering, the Company borrowed an additional $1,135 million under the amended and restated senior credit facilities, a portion of which was used to repay a $350 million

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
floating rate term loan, which excludes a $4 million early redemption premium, and $200 million of which was used as the primary financing for the February 2005 acquisition of the Vinamul business (See Note 10). Additionally, the amended and restated senior credit facilities included a $242 million delayed draw term loan, which expired unutilized in July 2005.
      On March 9, 2005, the Company issued a 7,500,000 Series A common stock dividend to the Original Shareholders (See Note 13) of its Series B common stock.
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

5.	Accounting Changes and New Accounting Pronouncements
     Accounting Changes
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.
      In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation, which requires that the cost from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R), Share Based Payment, (“SFAS No. 123(R)”) requires companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of the Company’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. See also Note 16 for additional information related to the impact of the adoption of SFAS No. 123(R).
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The Company adopted SFAS No. 153 effective January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position, results of operations or cash flows.

6.	Acquisitions, Divestitures and Ventures
     Acquisitions
      In July 2005, the Company acquired Acetex Corporation (“Acetex”) for $270 million, plus direct acquisition costs of $16 million and assumed Acetex’s $247 million of debt, which is net of cash acquired of $54 million. Acetex has two primary businesses — its Acetyls business and its Specialty Polymers and Films business. The Acetyls business is operated in Europe and the Polymers and Film businesses are operated in North America. The Company acquired Acetex using existing cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. The net sales and operating profit (loss) of the Acetex business included in the Company’s results of operations were $133 million and $4 million, respectively, for the three months ended March 31, 2006.
      The following table presents the allocation of Acetex acquisition costs, to the assets acquired and liabilities assumed, based on fair value:

Acetex(1)

(In $ millions)
Cash	54
Inventories	80
Property, plant, and equipment	264
Goodwill	172
Intangible assets	76
Debt	(316)
Pensions liabilities	(28)
Other current assets/liabilities	(16)

Net assets acquired	286

(1)	Acetex purchase price allocation is preliminary. The Company expects to finalize the purchase price allocation by June 30, 2006.
     Divestitures
      During the fourth quarter of 2005, the Company discontinued its filament operations (see the Company’s 2005 Form 10-K for details). As a result of this action, the earnings (loss) from operations related to the filament operations are reflected as a component of discontinued operations in the consolidated statement of operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Receivables, net

	As of	As of
	March 31, 2006	December 31, 2005

	(In $ millions)
Trade receivables, net	1,017	935
Reinsurance receivables	142	117
Other	401	364

Subtotal	1,560	1,416
Allowance for doubtful accounts — third party and affiliates	(17)	(16)

Net receivables	1,543	1,400

8.	Inventories

	As of	As of
	March 31, 2006	December 31, 2005

	(In $ millions)
Finished goods	513	504
Work-in-process	28	27
Raw materials and supplies	137	130

Total inventories	678	661

9.	Goodwill and Intangible Assets
     Goodwill

	Chemical	Acetate		Performance
	Products	Products	Ticona	Products	Other	Total

	(In $ millions)
As of December 31, 2005	380	188	285	79	17	949
Acquisition of Acetex	7	—	—	—	(1)	6
Acquisition of CAG(1)	(9)	(3)	(4)	—	—	(16)
Exchange rate changes	(8)	—	(4)	1	—	(11)

As of March 31, 2006	370	185	277	80	16	928

(1)	The adjustments recorded during the three months ended March 31, 2006 consist primarily of the reversals of certain pre-acquisition tax valuation allowances.
      In connection with the acquisition of Acetex (See Note 6), the Company has preliminarily allocated the purchase price to assets acquired and liabilities assumed based on initial estimates of fair value. The excess of the purchase price over the amounts allocated to assets and liabilities is included in Goodwill, and is preliminarily estimated to be $172 million at March 31, 2006. The Company expects to finalize the purchase accounting for this transaction as soon as practical, but no later than June 30, 2006.
      In connection with the acquisition of Acetex, at the acquisition date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, and as of March 31, 2006, has not recorded any liabilities associated with these activities. As the Company finalizes any plans to exit or restructure activities, it may record additional liabilities, for among other things, severance and severance related costs, and such amounts could be material.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other Intangible Assets

	As of	As of
	March 31, 2006	December 31, 2005

	(In $ millions)
Trademarks and tradenames	76	73
Customer related intangible assets	496	474
Developed technology	12	12
Covenants not to compete	11	11

Total intangible assets, gross	595	570
Less: accumulated amortization	(108)	(89)

Total intangible assets, net	487	481

      Aggregate amortization expense charged against earnings for intangible assets with finite lives during the three months ended March 31, 2006 and 2005 totaled $17 million and $12 million, respectively.

10.	Debt

	As of	As of
	March 31, 2006	December 31, 2005

	(In $ millions)
Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	20	20
Short-term borrowings, principally comprised of amounts due to affiliates	192	135

Total short-term borrowings and current installments of long-term debt — third party and affiliates	212	155

Long-term debt
Senior Credit Facilities: Term loan facility	1,712	1,708
Senior Subordinated Notes 9.625%, due 2014	800	800
Senior Subordinated Notes 10.375%, due 2014	157	153
Senior Discount Notes 10.5%, due 2014	313	306
Senior Discount Notes 10%, due 2014	75	73
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	191	191
Obligations under capital leases and other secured borrowings due at various dates through 2018	27	28
Other borrowings	37	29

Subtotal	3,326	3,302
Less: Current installments of long-term debt	20	20

Total long-term debt	3,306	3,282

      Under the amended and restated senior credit facilities, the term loan facility increased to $1,750 million (which includes a € 275 million euro denominated tranche), and the revolving credit facility was increased to

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$600 million. The revolving credit facility provides for the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice. As of March 31, 2006, there was $0 million borrowed under the revolving credit facility and $68 million of letters of credit had been issued under the revolving credit facility; accordingly, $532 million remained available for borrowing.
      The Company has a $228 million credit-linked revolving facility available for the issuance of letters of credit, which matures in 2009. As of March 31, 2006, there were $208 million of letters of credit issued under the credit-linked revolving facility and $20 million was available for borrowing.
      The Company was in compliance with all of the financial covenants related to its debt agreements as of March 31, 2006.
     Interest expense
      The components of interest expense are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

	(In $ millions)
Accelerated amortization of deferred financing costs on early redemption and prepayment of debt	—	28
Premium paid on early redemption of debt	—	74
Interest expense	71	74

Total interest expense	71	176

11.	Other Current Liabilities

	As of	As of
	March 31, 2006	December 31, 2005

	(In $ millions)
Accrued salaries and benefits	152	159
Environmental liabilities	25	25
Accrued restructuring	38	44
Insurance liabilities	115	125
Accrued legal	138	133
Other	294	301

Total other current liabilities	762	787

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Benefit Obligations
      The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

	(In $ millions)
Components of net periodic benefit cost
Service cost	10	10	1	1
Interest cost	46	45	5	6
Expected return on plan assets	(51)	(49)	—	—
Recognized actuarial gain	—	—	—	—
Settlement loss	—	—	—	(1)

Net periodic benefit cost	5	6	6	6

      The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $39 million to its defined benefit pension plans in 2006. As of March 31, 2006, $10 million of contributions have been made.
      The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to make benefit payments of $39 million under the provisions of its other postretirement benefit plans in 2006. As of March 31, 2006, $11 million of benefit payments have been made.
      Contributions to the defined contribution plans are based on specified percentages of employee contributions and aggregated $3 million and $4 million for the three months ended March 31, 2006 and 2005, respectively.

13.	Shareholders’ Equity
      See table below for share activity:

	Preferred	Series A
	Stock	Common Stock

(Number of shares)
Balance as of December 31, 2005	9,600,000	158,562,161
Issuance of preferred stock	—	—
Issuance of common stock	—	—
Stock dividend	—	—

Balance as of March 31, 2006	9,600,000	158,562,161

      As a result of the offering in January 2005, the Company has $240 million aggregate liquidation preference of outstanding preferred stock. Holders of the preferred stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available therefore, cash dividends at the rate of 4.25% per annum of liquidation preference, payable quarterly in arrears commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the most recent payment date. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.25 shares of Series A common stock, subject to adjustments, per $25.00 liquidation preference of preferred stock and upon conversion will be recorded in Shareholders’ equity.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 8, 2005, the Company declared a special cash dividend to holders of the Company’s Series B common stock of $804 million, which was paid on April 7, 2005. Upon payment of the $804 million dividend, all of the outstanding shares of Series B common stock converted automatically to shares of Series A common stock.
      On March 9, 2005, the Company issued 7,500,000 shares of Series A common stock in the form of a stock dividend to the Original Shareholders of its Series B common stock.
      During the three months ended March 31, 2006, the Company declared and paid cash dividends to holders of its Series A common shares of $6 million, which were recorded to Retained earnings.
      During the three months ended March 31, 2006, the Company declared and paid cash dividends on its 4.25% convertible preferred stock amounting to approximately $3 million, which were recorded to Retained earnings.
     Accumulated Other Comprehensive Income (Loss)
      Accumulated other comprehensive income (loss) totaled $(7) million and $(11) million, respectively, for the three months ended March 31, 2006 and 2005. These amounts were net of tax expense (benefit) of $1 million and $0 million, respectively, for the three months ended March 31, 2006 and 2005.

14.	Commitments and Contingencies
      The Company is involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.
      The following disclosure should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Plumbing Actions
      CNA Holdings, Inc. (“CNA Holdings”), a U.S. subsidiary of Celanese, which included the U.S. business now conducted by the Ticona segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona’s acetal copolymer in similar applications, CNA Holdings does not believe Ticona’s acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings’ exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site built homes during 1986 and in manufactured homes during 1990.
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
      In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies had agreed to fund these replacements and reimbursements up to $950 million. As of March 31, 2006, the aggregate funding is $1,073 million due to additional contributions and funding commitments made primarily by other parties. There are additional pending lawsuits in approximately ten jurisdictions, not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and management does not expect the obligations arising from these lawsuits to have a material adverse effect on the Company.
      In 1995, CNA Holdings and Shell settled the claims relating to individuals in Texas owning a total of 110,000 property units, who are represented by a Texas law firm, for an amount that will not exceed $170 million. These claimants are also eligible for a replumb of their homes in accordance with terms similar to those of the national class action settlement. CNA Holdings’ and Shell’s contributions under this settlement were subject to allocation as determined by binding arbitration.
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
      CNA Holdings has accrued its best estimate of its share of the plumbing actions. At both March 31, 2006 and December 31, 2005, the Company has remaining accruals of $68 million for this matter, of which $6 million is included in current liabilities. Management believes that the plumbing actions are adequately provided for in the Company’s financial statements and that they will not have a material adverse effect on our financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period.
      The Company has reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims; as a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company’s insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. At March 31, 2006, the Company has $23 million of receivables related to a settlement with an insurance carrier.
      In February 2005, CNA Holdings reached a settlement agreement through mediation with another insurer, pursuant to which the insurer paid CNA Holdings $44 million in exchange for the release of certain claims against the policy with the insurer. This amount was recorded as a reduction of Goodwill as of December 31, 2004 and was received during 2005.
     Sorbates Antitrust Actions
      In May 2002, the European Commission informed Hoechst of its intent to investigate officially the sorbates industry. In early January 2003, the European Commission served Hoechst, Nutrinova, Inc., a U.S. subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH, previously a wholly owned subsidiary of Hoechst, and a number of competitors with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel Chemical Industries Ltd., The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138 million, of which € 99 million was assessed against Hoechst. The case against Nutrinova was closed. The fine against Hoechst is based on the European Commission’s finding that Hoechst does not qualify under the leniency policy, is a repeat violator and, together with Daicel, was a co-

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conspirator. In Hoechst’s favor, the European Commission gave a discount for cooperating in the investigation. Hoechst appealed the European Commission’s decision in December 2003, and that appeal is still pending.
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
      Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates matter, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals of $134 million. This amount is included in current liabilities at March 31, 2006 for the estimated loss related to this matter. At December 31, 2005, the accrual was $129 million. Although the outcome of this matter cannot be predicted with certainty, management’s best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of March 31, 2006 is between $0 and $9 million. The estimated range of such possible future losses is management’s best estimate based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal, that may be imposed or made in other jurisdictions.
      Pursuant to the Demerger Agreement with Hoechst, Celanese AG was assigned the obligation related to the sorbates matter. However, Hoechst agreed to indemnify Celanese AG for 80% of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of March 31, 2006 and December 31, 2005, the Company has receivables, recorded within other current assets, relating to the sorbates indemnification from Hoechst totaling $107 million and $103 million, respectively. The Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on its financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.
     Shareholder Litigation
      A number of minority shareholders of CAG have filed lawsuits in the Frankfurt District Court (Landgericht) that, among other things, request the court to set aside shareholder resolutions passed at the extraordinary general

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
meeting held on July 30 and 31, 2004, as well as the confirmatory resolutions passed at the annual general meeting held on May 19 and 20, 2005. On March 6, 2006, the Purchaser and CAG signed a settlement agreement settling the ten actions filed in August 2004 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the plaintiffs agreed to withdraw the actions to which they are a party and to recognize the validity of the Domination Agreement in exchange for the Purchaser to offer at least €51.00 per share as cash consideration to each shareholder who will cease to be a shareholder in the context of the Squeeze-Out. The Purchaser further agreed to make early payment of the guaranteed annual payment (Ausgleich) pursuant to the Domination Agreement for the financial year 2005/2006, ending on September 30, 2006. Such guaranteed annual payment normally would have come due following the annual general meeting in 2007; however, pursuant to the Settlement Agreement, it will be made on the first banking day following CAG’s annual general meeting that commences on May 30, 2006. To receive the early compensation payment, the respective minority shareholder will have to declare that (i) their claim for payment of compensation for the financial year 2005/2006 pursuant to the Domination Agreement is settled by such early payment and that (ii) in this respect, they indemnify the Purchaser against compensation claims by any legal successors to their shares.
      During August 2004, ten actions requesting this court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30-31, 2004 had been brought by minority shareholders against CAG in the Frankfurt District Court (Landgericht), all of which were consolidated in September 2004. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. The Purchaser joined the proceedings via a third party intervention in support of CAG. These ten actions have been withdrawn pursuant to the Settlement Agreement.
      These actions request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based on allegations that include the alleged violation of procedural requirements and information rights of the shareholders. Based on the information as available, the outcome of the foregoing proceedings cannot be predicted with certainty.
      Twenty-seven minority shareholders filed lawsuits (Anfechtungs — und Nichtigkeitsklagen) in May and June of 2005 in the Frankfurt District Court (Landgericht) contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting. In conjunction with the acquisition of 5.9 million CAG shares from two shareholders in August 2005, two of those lawsuits were withdrawn in August 2005 and another ten will be withdrawn pursuant to the Settlement Agreement (See Note 2).
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

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Based upon the information available as of May 9, 2006, the outcome of the foregoing proceedings cannot be predicted with certainty.
      The amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement may be increased in special award proceedings (Spruchverfahren) initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to the Company. As of March 30, 2005, several minority shareholders of CAG had initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation (Abfindung) and of the guaranteed fixed annual payment (Ausgleich) offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. The court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. Thirty-three plaintiffs appealed the dismissal, and in January 2006, twenty-three of these appeals were granted by the court. They were remanded back to the court of first instance, where the valuation will be further reviewed.
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
      These known obligations include the following:
     Demerger Obligations
      The Company has obligations to indemnify Hoechst for various liabilities under the Demerger Agreement as follows:

•	The Company agreed to indemnify Hoechst for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger.
      The Company’s obligation to indemnify Hoechst is subject to the following thresholds:

•	The Company will indemnify Hoechst against those liabilities up to € 250 million;

•	Hoechst will bear those liabilities exceeding €250 million, however the Company will reimburse Hoechst for one-third of those liabilities for amounts that exceed € 750 million in the aggregate.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s obligation regarding two agreements has been settled. The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is € 750 million. Three of the divested agreements do not provide for monetary limits.
      Based on the estimate of the probability of loss under this indemnification, the Company has reserves of $32 million and $33 million as of March 31, 2006 and December 31, 2005, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.
      The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst during the three months ended March 31, 2006 and 2005, respectively, in connection with this indemnification.
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
      The Company has divested in the aggregate over 20 businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.9 billion as of March 31, 2006. Other agreements do not provide for any monetary or time limitations.
      Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of March 31, 2006 and December 31, 2005, the Company has reserves in the aggregate of $53 million and $54 million, respectively, for all such environmental matters.
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
      There are other agreements whereby the settling insurer agreed to pay a fixed percentage of claims that relate to that insurer’s policies. The Company has provided indemnifications to the insurers for amounts paid in excess of the settlement percentage. These indemnifications do not provide for monetary or time limitations.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has reserves associated with these product liability claims. See Plumbing Actions above.
     Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from April 1, 2006 to April 30, 2012 is estimated to be approximately $47 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.
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
     Other Matters
      As of March 31, 2006, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 660 asbestos cases. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.
      Under the transaction and monitoring fee agreement/sponsor services agreement, the Company has agreed to indemnify the Advisor, as defined below, and its affiliates and their respective partners, members, directors, officers, employees, agents and representatives for any and all losses relating to services contemplated by these agreements and the engagement of the Advisor pursuant to, and the performance by the Advisor or the services contemplated by, these agreements. The Company has also agreed under the transaction and monitoring fee agreement/sponsor services agreement to reimburse the Advisor and its affiliates for their expenses incurred in connection with the services provided under these agreements or in connection with their ownership or subsequent sale of Celanese Corporation stock (See Note 19).
      From time to time, certain of the Company’s foreign subsidiaries have made sales of acetate, sweeteners and polymer products to customers in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. These countries include Cuba, Iran, Sudan and Syria, four countries currently identified by the U.S. State Department as terrorist-sponsoring states and other countries that previously have been identified by the U.S. State Department as terrorist-sponsoring states, or countries to which sales have been regulated in connection with other foreign policy concerns. In September 2005, the Company began an investigation of these transactions and initially identified approximately $10 million of sales by its foreign subsidiaries that may be in violation of regulations of the United States Treasury Department’s Office of Foreign Assets Control, or OFAC, or the United States Department of Commerce’s Bureau of Industry and Security. The Company now believes that approximately $5 million of these sales may actually be violations of U.S. law or regulation. The potential violations uncovered by the investigation include approximately $180,000 of sales of emulsions to Cuba by two of the Company’s foreign subsidiaries. Sales to Cuba are violations of OFAC regulations. In addition, the Company determined that its sales office in Turkey sold polymer products to companies in Iran and Syria, including indirectly selling product through other companies located in non-embargoed countries. These transactions may have involved an intentional violation of the Company’s policies and federal regulations by employees of its office in Turkey. The Company’s investigation of potentially

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prohibited sales is ongoing and it can not yet be certain of the number of these transactions, the sales amounts or the identity of every individual who may have been involved. However, sales from our office in Turkey to all customers are approximately $12 million annually.
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
      If violations of the U.S. export control laws are found the Company could be subject to civil penalties of up to $50,000 per violation, and criminal penalties could range up to the greater of $1 million per violation, or five times the value of the goods sold. If such violations occurred, the United States Government could deny the Company export privileges. The ultimate resolution of this matter is subject to completion of the Company’s investigation and a final ruling or settlement with the government. Accordingly, the Company cannot estimate the potential sanctions or fines relating to this matter. There can be no assurance that any governmental investigation or the Company’s investigation of these matters will not conclude that violations of applicable laws have occurred or that the results of these investigations will not have a material adverse effect on the Company’s business and results of operations.

15.	Special (Charges) Gains
      The components of special (charges) gains are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

	(In $ millions)
Employee termination benefits	(2)	(2)
Plant/office closures	2	(1)

Total restructuring	—	(3)
Insurance recoveries associated with plumbing cases	1	—
Other	(1)	(35)

Total special (charges) gains	—	(38)

      In connection with the completion of the initial public offering in January 2005, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid Blackstone Management Partners (the “Advisor”) $35 million, which is included in other special (charges) gains in the table above.
      The components of the March 31, 2006 and December 31, 2005 restructuring reserves are as follows:

	Employee
	Termination	Plant/Office
	Benefits	Closures	Total

	(In $ millions)
Restructuring reserve at December 31, 2005	51	14	65
Restructuring additions	2	(2)	—
Cash and noncash uses	(8)	(3)	(11)

Restructuring reserve at March 31, 2006	45	9	54

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Stock-based and Other Management Compensation Plans
      In December 2004, the Company approved a deferred compensation plan for executive officers and key employees, a stock incentive plan for executive officers, key employees and directors, as well as other management incentive programs.
      These plans allow for the issuance or delivery of up to 16.25 million shares of the Company’s Series A common stock through a discounted share program and stock options.
     Deferred compensation
      The deferred compensation plan has an aggregate maximum amount payable of $192 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $163 million is subject to downward adjustment if the price of the Company’s Series A common stock falls below the initial public offering price and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in the Company with at least a 25% cash internal rate of return on their equity interest. During the three months ended March 31, 2006, the Company accelerated the vesting of one participant which resulted in an expense of $3 million. During the three months ended March 31, 2005, the Company did not record any compensation expense associated with this plan.
     Long-Term Incentive Plan
      Effective January 1, 2004, the Company adopted a long-term incentive plan (the “LTIP Plan”) which covers certain members of management and other key employees of the Company. The LTIP Plan is a three-year cash based plan in which awards will be based on annual and three-year cumulative targets (as defined in the LTIP Plan). Payouts to employees could be considerably increased if the annual and three-year cumulative targets are significantly exceeded. As of March 31, 2006, management believes that these targets will be significantly exceeded. Payout under the LTIP Plan will occur following the end of year three of the LTIP Plan and will be payable in the first quarter of 2007. During the three months ended March 31, 2006 and 2005, the Company recorded expense of $5 million and $1 million, respectively, related to the LTIP Plan.
     Stock-based compensation
      The Company has a stock-based compensation plan that makes awards of stock options to certain employees. Prior to January 1, 2006, the Company accounted for awards granted under this plan using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of APB 25 and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.
      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized for the quarter ended March 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      It is the Company’s policy to grant options with an exercise price equal to the price of the Company’s Series A common stock on the grant date. The options issued have a ten-year term with vesting terms pursuant to a schedule, with all vesting to occur no later than the 8th anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets. The estimated value of the Company’s stock-based awards less expected forfeitures is amortized over the awards’ respective vesting period on the applicable graded or straight-line basis, subject to acceleration as discussed above. As a result of adopting SFAS No. 123(R), the Company’s net earnings for the three months ended March 31, 2006, was $3 million (net of tax of $2 million) lower than it would have been if the Company had continued to account for share-based compensation under APB 25.
      The Company’s actual and pro forma stock-based compensation expense for the three months ended March 31, 2006 and 2005, respectively, are presented below:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

	(In $ millions)
Included in reported Operating earnings
Selling, general and administrative	5	—
Incremental pro forma
Selling, general and administrative	—	2

Actual/pro forma stock-based employee compensation expense	5	2

      The fair value of options granted in the three months ended March 31, 2005 under the Company’s stock incentive plan was estimated at the date of grant using the Black-Scholes option pricing model. No stock options were granted during the three months ended March 31, 2006. The following weighted average assumptions were used for grants during the three months ended March 31, 2005:

Risk free interest rate	4.0%
Estimated life in years	7.5
Dividend yield	0.75%
Volatility	26.0%
Expected annual forfeiture rate(1)	0%

(1)	At March 31, 2006, the expected annual forfeiture rate is estimated to be 5%.
      The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities and volatilities of peer companies. When establishing the expected life assumptions, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods and the expected life assumptions of peer companies. The Company utilized the review of peer companies based on its own lack of extensive history.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of changes in stock options outstanding during the three months ended March 31, 2006 is presented below:

	Three Months Ended March 31, 2006

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Grant	Contractual	Value
	(In millions)	Price in $	Term	(In $ millions)

Outstanding at beginning of period	12	16.15	9	38
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	12	16.15	9	58

Vested and expected to vest in the future at March 31, 2006	10	16.14	9	47

Options exercisable at end of period	5	16.07	9	24

      At March 31, 2006, the Company had approximately $32 million of total unrecognized compensation expense related to stock options to be recognized over the remaining estimated lives of the options.
     Prior Period Pro Forma Presentations
      Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, is presented for comparative purposes and illustrates the pro forma effect on Net earnings and Earnings per common share for each period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006:

	Three Months Ended March 31, 2005

		Basic	Diluted
	Net	Earnings (loss)	Earnings (loss)
	Earnings	Per Common	Per Common
	(Loss)	Share	Share

	(In $ millions, except per share information)
Net earnings (loss) available to common shareholders, as reported	(12)	(0.08)	(0.08)
Add: stock-based employee compensation expense included in reported net earnings, net of the related tax effects	—	—	—
Less: stock-based compensation under SFAS No. 123, net of the related tax effects	(2)	(0.02)	(0.02)

Pro forma net earnings (loss) available to common shareholders	(14)	(0.10)	(0.10)

17.	Income Taxes
      Income taxes for the three months ended March 31, 2006 and 2005 are recorded based on the estimated annual effective tax rate. As of March 31, 2006, the estimated annualized tax rate is 28%, which is less than the

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2006 reflects earnings in low tax jurisdictions, a partial benefit for reversal of valuation allowance on 2006 projected U.S. income, and tax expense in certain non-U.S. jurisdictions. The U.S. net deferred tax asset is subject to a full valuation allowance, including $475 million that was recorded as a component of goodwill at the Acquisition. Reversals of that valuation allowance resulting from positive earnings or a change in judgment regarding the realizabilty of the net deferred tax asset are reflected as a reduction of goodwill. Therefore, the effective tax rate reflects only a partial benefit for reversal of valuation allowance as a result of the projected 2006 U.S. earnings.
      For the three months ended March 31, 2006 and 2005, the Company recorded tax expense of $45 million and $8 million, respectively, which resulted in a tax rate of 28% and 62%, respectively. The effective tax rate in 2005 was significantly affected by the non-recognition of tax benefits associated with acquisition related expenses.

18.	Business Segments

	Chemical		Acetate	Performance	Total	Other
	Products	Ticona	Products	Products	Segments	Activities	Reconciliation	Consolidated

	(In $ millions)
As of and for the three months ended March 31, 2006
Sales to external customers	1,144	231	167	49	1,591	61	—	1,652
Inter-segment revenues	25	—	—	—	25	—	(25)	—
Operating profit	162	41	23	17	243	(46)	—	197
Earnings (loss) from continuing operations before tax and minority interests	171	56	23	15	265	(104)	—	161
Depreciation and amortization	38	16	7	4	65	5	—	70
Capital expenditures	22	5	16	—	43	1	—	44
Total assets	3,395	1,608	725	355	6,083	1,438		7,521
As of and for the three months ended March 31, 2005
Sales to external customers	1,015	239	165	47	1,466	12	—	1,478
Inter-segment revenues	29	—	—	—	29	—	(29)	—
Operating profit	177	39	10	13	239	(83)	—	156
Earnings (loss) from continuing operations before tax and minority interests	193	51	10	12	266	(253)	—	13
Depreciation and amortization	34	15	9	3	61	2	—	63
Capital expenditures	18	14	5	2	39	1	—	40
Total assets(1)	3,280	1,583	691	342	5,896	1,549	—	7,445

(1)	Due to purchase accounting related to the acquisition of CAG not being finalized as of March 31, 2005, these amounts represent the balances as of December 31, 2005.

19.	Transactions and Relationships with Affiliates and Related Parties
      Upon closing of the Acquisition, the Company entered into a transaction and monitoring fee agreement with the Advisor, an affiliate of the Blackstone Group (the “Sponsor”). Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor may receive additional compensation for providing investment banking or other advisory services provided to the Company by the

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advisor or any of its affiliates, and may be reimbursed for certain expenses, in connection with any specific acquisition, divestiture, refinancing, recapitalization, or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid the Advisor $35 million. The Company also paid $10 million to the Advisor for the 2005 monitoring fee. The transaction based agreement remains in effect.
      For the three months ended March 31, 2005, in connection with the acquisition of Vinamul, the Company paid the Advisor a fee of $2 million, which was included in the computation of the purchase price for the acquisition. In connection with the acquisition of Acetex, the Company paid the Advisor an initial fee of $1 million.
      For the three months ended March 31, 2006, the Company did not make any payments to the Advisor.

20.	Consolidating Guarantor Financial Information
      The following unaudited consolidating financial statements are presented in the provided form because: (i) Crystal U.S. Holdings 3 LLC and Crystal U.S. Sub 3 Corp (the “Issuers”) are wholly owned subsidiaries of Celanese Corporation (the “Parent Guarantor”); (ii) the guarantee is considered to be full and unconditional, that is, if the Issuers fail to make a scheduled payment, the Parent Guarantor is obligated to make the scheduled payment immediately and, if they do not, any holder of notes may immediately bring suit directly against the Parent Guarantor for payment of all amounts due and payable.
      Separate financial statements and other disclosures concerning the Parent Guarantor are not presented because management does not believe that such information is material to investors.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Three Months Ended March 31, 2006

	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated

	(In $ millions)
Net sales	—	—	1,652	—	1,652
Cost of sales	—	—	(1,285)	—	(1,285)

Gross profit	—	—	367	—	367
Selling, general and administrative expenses	(4)		(148)	—	(152)
Research and development expenses	—	—	(18)	—	(18)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	1	—	1
Restructuring, impairment and other special (charges) gains	—	—	(1)	—	(1)

Operating profit (loss)	(4)	—	201	—	197
Equity in net earnings of affiliates	121	127	21	(248)	21
Interest expense	—	(10)	(61)	—	(71)
Interest income	—	—	8	—	8
Other income (expense), net	—	—	6	—	6

Earnings (loss) from continuing operations before tax and minority interests	117	117	175	(248)	161
Income tax benefit (provision)	—	4	(49)	—	(45)

Earnings (loss) from continuing operations before minority interests	117	121	126	(248)	116
Minority interests	—	—	—	—	—

Earnings (loss) from continuing operations	117	121	126	(248)	116
Earnings from operation of discontinued operations	—	—	1	—	1

Net earnings (loss)	117	121	127	(248)	117

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Three Months Ended March 31, 2005

	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated

	(In $ millions)
Net sales	—	—	1,478	—	1,478
Cost of sales	—	—	(1,106)	—	(1,106)

Gross profit	—	—	372	—	372
Selling, general and administrative expenses	(3)	—	(156)	—	(159)
Research and development expenses	—	—	(23)	—	(23)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	—	—	—
Restructuring, impairment and other special (charges) gains	—	—	(38)	—	(38)
Foreign exchange gain (loss), net	—	—	3	—	3
Gain on disposition of assets, net	—	—	1	—	1

Operating profit (loss)	(3)	—	159	—	156
Equity in net earnings of affiliates	(12)	15	15	(3)	15
Interest expense	—	(36)	(140)	—	(176)
Interest income	5	—	10	—	15
Other income (expense), net	—	—	3	—	3

Earnings (loss) from continuing operations before tax and minority interests	(10)	(21)	47	(3)	13
Income tax benefit (provision)	—	9	(17)	—	(8)

Earnings (loss) from continuing operations before minority interests	(10)	(12)	30	(3)	5
Minority interests	—	—	(25)	—	(25)

Earnings (loss) from continuing operations	(10)	(12)	5	(3)	(20)
Earnings from operation of discontinued operations	—	—	10	—	10

Net earnings (loss)	(10)	(12)	15	(3)	(10)

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2006

	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated

	(In $ millions)
ASSETS
Current assets:
Cash and cash equivalents	1	—	311	—	312
Restricted cash	—	—	42	—	42
Receivables:
Trade receivables, net	—	—	1,000	—	1,000
Other receivables	—	—	549	(6)	543
Inventories	—	—	678	—	678
Deferred income taxes	—	—	31	—	31
Other assets	—	—	78	—	78

Total current assets	1	—	2,689	(6)	2,684

Investments	351	727	793	(1,078)	793
Property, plant and equipment, net	—	—	2,035	—	2,035
Deferred income taxes	—	4	121	—	125
Other assets	—	9	460	—	469
Goodwill	—	—	928	—	928
Intangible assets, net	—	—	487	—	487

Total assets	352	740	7,513	(1,084)	7,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	—	212	—	212
Trade payables — third party and affiliates	5	—	745	—	750
Other current liabilities	5	1	762	(6)	762
Deferred income taxes	—	—	16	—	16
Income taxes payable	—	—	245	—	245

Total current liabilities	10	1	1,980	(6)	1,985

Long-term debt	—	388	2,918	—	3,306
Deferred income taxes	—	—	287	—	287
Benefit obligations	—	—	1,116	—	1,116
Other liabilities	—	—	420	—	420
Minority interests	—	—	65	—	65
Commitments and contingencies
Shareholders’ equity	342	351	727	(1,078)	342

Total liabilities and shareholders’ equity	352	740	7,513	(1,084)	7,521

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING BALANCE SHEET INFORMATION

	As of December 31, 2005

	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated

	(In $ millions)
ASSETS
Current assets:
Cash and cash equivalents	1	—	389	—	390
Receivables:
Trade receivables, net	—	—	919	—	919
Other receivables	—	—	486	(5)	481
Inventories	—	—	661	—	661
Deferred income taxes	—	—	37	—	37
Other assets	—	—	91	—	91

Total current assets	1	—	2,583	(5)	2,579

Investments	238	610	775	(848)	775
Property, plant and equipment, net	—	—	2,040	—	2,040
Deferred income taxes	—	—	139	—	139
Other assets	—	8	474	—	482
Goodwill	—	—	949	—	949
Intangible assets, net	—	—	481	—	481

Total assets	239	618	7,441	(853)	7,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	—	155	—	155
Trade payables — third party and affiliates	—	—	811	—	811
Other current liabilities	4	1	787	(5)	787
Deferred income taxes	—	—	36	—	36
Income taxes payable	—	—	224	—	224

Total current liabilities	4	1	2,013	(5)	2,013

Long-term debt	—	379	2,903	—	3,282
Deferred income taxes	—	—	285	—	285
Benefit obligations	—	—	1,126	—	1,126
Other liabilities	—	—	440	—	440
Minority interests	—	—	64	—	64
Commitments and contingencies
Shareholders’ equity	235	238	610	(848)	235

Total liabilities and shareholders’ equity	239	618	7,441	(853)	7,445

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2006

	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated

	(In $ millions)
Net cash provided by (used in) operating activities	—	—	(21)	—	(21)
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(44)	—	(44)
Proceeds from sale of marketable securities	—	—	20	—	20
Purchases of marketable securities	—	—	(20)	—	(20)
Increase in restricted cash	—	—	(42)	—	(42)

Net cash provided by (used in) investing activities	—	—	(86)	—	(86)
Financing activities from continuing operations:
Short-term borrowings (repayments), net	—	—	32	—	32
Proceeds from long-term debt	—	—	7	—	7
Payments of long-term debt	—	—	(5)	—	(5)
Dividends from subsidiary	9	9	—	(18)	—
Dividends to parent	—	(9)	(9)	18	—
Dividend payments on preferred stock	(3)	—	—	—	(3)
Dividend payments on common stock	(6)	—	—	—	(6)

Net cash provided by (used in) financing activities	—	—	25	—	25
Exchange rate effects on cash	—	—	4	—	4

Net increase in cash and cash equivalents	—	—	(78)	—	(78)
Cash and cash equivalents at beginning of period	1	—	389	—	390

Cash and cash equivalents at end of period	1	—	311	—	312

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2005

	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated

	(In $ millions)
Net cash provided by (used in) operating activities	10	—	32	—	42
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(40)	—	(40)
Investments in subsidiaries, net	(779)	207	572	—	—
Acquisition of CAG, net of cash acquired	—	—	(2)	—	(2)
Fees associated with acquisitions	—	—	(7)	—	(7)
Acquisition of Vinamul, net of cash reimbursed	—	—	(208)	—	(208)
Net proceeds from disposal of discontinued operations	—	—	75	—	75
Proceeds from sale of marketable securities	—	—	104	—	104
Purchases of marketable securities	—	—	(27)	—	(27)

Net cash provided by (used in) investing activities	(779)	207	467	—	(105)
Financing activities from continuing operations:
Redemption of senior subordinated notes, including related premium	—	—	(572)	—	(572)
Repayment of floating rate term loan, including related premium	—	—	(354)	—	(354)
Borrowings under term loan facilities	—	—	1,135	—	1,135
Proceeds from issuance of Series A common stock, net	752	—	—	—	752
Proceeds from issuance of preferred stock, net	233	—	—	—	233
Proceeds from issuance of discounted common stock	12	—	—	—	12
Redemption of senior discount notes, including related premium	—	(207)	—	—	(207)
Short-term borrowings (repayments), net	—	—	(10)	—	(10)
Proceeds from long-term debt	—	—	6	—	6
Payments of long-term debt	—	—	(3)	—	(3)
Fees associated with financing	—	—	(7)	—	(7)

Net cash provided by (used in) financing activities	997	(207)	195	—	985
Exchange rate effects on cash	—	—	(22)	—	(22)

Net increase in cash and cash equivalents	228	—	672	—	900
Cash and cash equivalents at beginning of period	—	—	838	—	838

Cash and cash equivalents at end of period	228	—	1,510	—	1,738

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Earnings (Loss) Per Share

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005

	Continuing	Discontinued	Net Earnings	Continuing	Discontinued	Net Earnings
	Operations	Operations	(Loss)	Operations	Operations	(Loss)

	(In $ millions, except for share and per share data)
Net earnings (loss)	116	1	117	(20)	10	(10)
Less: cumulative undeclared and declared preferred stock dividends	(3)	—	(3)	(2)	—	(2)

Earnings (loss) available to common shareholders	113	1	114	(22)	10	(12)

Basic earnings (loss) per common share	0.71	0.01	0.72	(0.15)	0.07	(0.08)

Diluted earnings (loss) per common share	0.68	0.00	0.68	(0.15)	0.07	(0.08)

Weighted-average shares — basic	158,562,161	158,562,161	158,562,161	141,742,428	141,742,428	141,742,428
Dilutive stock options	919,625	919,625	919,625	—	—	—
Assumed conversion of preferred stock	12,005,883	12,005,883	12,005,883	—	—	—

Weighted-average shares — diluted	171,487,669	171,487,669	171,487,669	141,742,428	141,742,428	141,742,428

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
      On December 31, 2004, the capital structure of the Company consisted of 650,494 shares of Series B common stock, par value $0.01 per share. In January 2005, the Company amended its certificate of incorporation and increased its authorized common stock to 500,000,000 shares and the Company effected a 152.772947 for 1 stock split for the outstanding shares of the Series B common stock. Upon payment of the special cash dividend (See Note 13), all of the outstanding shares of Series B common stock converted automatically to shares of Series A common stock. Accordingly, basic and diluted shares for the three months ended March 31, 2005 have been calculated based on the weighted average shares outstanding, adjusted for the stock split.

22.	Subsequent Events
      On April 10, 2006, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to $2 million and a cash dividend of $0.04 per share on its Series A common stock amounting to $7 million. Both cash dividends are for the period February 1, 2006 to April 30, 2006 and were paid on May 1, 2006 to holders of record as of April 15, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      In this Quarterly Report on Form 10-Q, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company,” “we,” “our,” and “us,” refer to Celanese and its subsidiaries on a consolidated basis. The term “BCP Crystal” refers to our subsidiary, BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership (Kommanditgesellschaft, KG), and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms “Sponsor” and “Advisor” refer to certain affiliates of The Blackstone Group.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the 2005 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006 and the Unaudited Interim Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Change in Ownership
      Pursuant to a voluntary tender offer commenced in February 2004, the Purchaser, an indirect wholly owned subsidiary of the Company, on April 6, 2004 acquired approximately 84% of the ordinary shares of Celanese AG (“CAG”), excluding treasury shares, (the “CAG Shares”) for a purchase price of $1,693 million, including direct acquisition costs of $69 million (the “Acquisition”). During the year ended December 31, 2005 and the nine months ended December 31, 2004, the Purchaser acquired additional CAG shares for $473 million and $33 million, respectively, including direct acquisition costs of $4 million and less than $1 million, respectively.
      As of March 31, 2006, our ownership interest in CAG was approximately 98%. On November 3, 2005, our Board of Directors approved commencement of the process for effecting a Squeeze-Out, as defined below, of the remaining shareholders.

Squeeze-Out
      Because we own shares representing more than 95% of the registered ordinary share capital (excluding treasury shares) of CAG, we have decided to exercise our right, as permitted under German law, to the transfer of the shares owned by the outstanding minority shareholders of CAG in exchange for fair cash compensation (the “Squeeze-Out”). The Squeeze-Out will require the approval by the affirmative vote of the majority of the votes cast at CAG’s annual general meeting in May 2006 and will become effective upon its registration in the commercial register. If we are successful in effecting the Squeeze-Out, we must pay the then remaining minority shareholders of CAG fair cash compensation, in exchange for their shares. The amount of the fair cash compensation has been set and confirmed by a German court appointed auditor at € 62.22 per share. This price could increase if the amount of fair cash compensation is successfully challenged in court.
      The Squeeze-Out requires approval by the shareholders of CAG. While it is expected that we will have the requisite majority to assure approval of such measures, minority shareholders, irrespective of the size of their shareholding, may, within one month from the date of any such shareholder resolution, file an action with the court to have such resolution set aside. While such action would only be successful if the resolution were passed in violation of applicable laws and cannot be based on the unfairness of the amount to be paid to the minority shareholders, a shareholder action may substantially delay the implementation of the challenged shareholder resolution pending final resolution of the action. If such action proved to be successful, the action could prevent the implementation of the Squeeze-Out. Accordingly, there can be no assurance that the Squeeze-Out can be implemented timely or at all.

Overview
      We are an integrated global producer of value-added industrial chemicals and have the first or second market positions worldwide in products comprising the majority of our sales. We are the world’s largest producer of acetyl products, including acetic acid and vinyl acetate monomer (“VAM”), polyacetal products (“POM”), as well as a leading global producer of high-performance engineered polymers used in consumer and industrial products and designed to meet highly technical customer requirements. Our operations are located in North America, Europe and Asia. We believe we are one of the lowest-cost producers of key building block chemicals in the acetyls chain, such as acetic acid and VAM, due to our economies of scale, operating efficiencies and proprietary production technologies. In addition, we have a significant portfolio of strategic investments, including a number of ventures in North America, Europe and Asia. In aggregate, these strategic investments enjoy significant sales, earnings and cash flow. We have entered into these strategic investments in order to gain access to local markets, minimize costs and accelerate growth in areas we believe have significant future business potential.
      We operate principally through four business segments: Chemical Products, Technical Polymers Ticona (“Ticona”), Acetate Products and Performance Products. For further detail on the business segments, see below “Summary by Business Segment” in the “Results of Operations” section of MD&A.

Financial Reporting Changes
      As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, (“SFAS No. 123(R)”), our operating profit for the three months ended March 31, 2006 was $5 million lower than if we had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. For additional details, see Note 16 to the unaudited interim notes to consolidated financial statements.

Results of Operations

Financial Highlights

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2006	Net Sales	March 31, 2005	Net Sales

	(Unaudited)		(Unaudited)
(In $ millions)

Statement of Operations Data:
Net sales	1,652	100.0%	1,478	100.0%
Gross profit	367	22.2%	372	25.2%
Special (charges) gains	—	—	(38)	(2.6)%
Operating profit	197	11.9%	156	10.6%
Equity in net earnings of affiliates	21	1.3%	15	1.0%
Earnings from continuing operations before tax and minority interests	161	9.7%	13	0.9%
Earnings (loss) from continuing operations	116	7.0%	(20)	(1.4)%
Earnings from discontinued operations	1	—	10	0.7%
Net earnings (loss)	117	7.0%	(10)	(0.7)%
Depreciation and amortization	70	4.2%	63	4.3%

	As of	As of
	March 31, 2006	December 31, 2005

	(In $ millions)
	(Unaudited)
Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	212	155
Plus: Long-term debt	3,306	3,282

Total debt	3,518	3,437

Summary of Consolidated Results — Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Net Sales
      Net sales increased 12% to $1,652 million for the three months ended March 31, 2006 from $1,478 million in the same period in 2005 primarily due to 6% in higher pricing from most business segments and net sales from Acetex of $133 million recorded in the first quarter of 2006. This is partially offset by a decrease in overall volumes from Acetate Products’ tow business line, offset by higher volumes from Performance Products’ Sunett business line.

Cost of Sales
      Cost of sales increased 16% to $1,285 million for the three months ended March 31, 2006 compared to the same period in 2005. The increase is primarily due to including $120 million of cost of sales from Acetex. The increase is also due to higher raw material and energy costs, mainly from natural gas and ethylene. As a percentage of net sales, cost of sales was 77.8% in 2006 compared to 74.8% in 2005 due to the higher raw material and energy costs.

Gross Profit
      Gross profit decreased to $367 million or 22.2% of net sales for the three months ended March 31, 2006 from $372 million or 25.2% of net sales in the same period in 2005. The decrease is primarily due to higher raw material and energy costs. Downstream products experienced margin recovery while price increases in basic products could not offset the increases in raw material costs. The decrease is partially offset by Acetex’s gross profit of $13 million for the three months ended March 31, 2006.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses decreased by $7 million for the three months ended March 31, 2006 compared to the same period in 2005. The decrease is due to ongoing cost savings initiatives from Ticona and Acetate Products segments, lower costs due to the divestiture of the COC business and the absence of $10 million for advisor monitoring services recorded during the first quarter of 2005. The decrease is partially offset by the addition of costs from the Acetex business, Squeeze-Out related expenses, an increase in stock-based compensation expense of $5 million as a result of adopting SFAS No. 123(R), and $5 million related to our long-term incentive plan.

Special (Charges) Gains
      The components of special (charges) gains for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

	(Unaudited)
	(In $ millions)
Employee termination benefits	(2)	(2)
Plant/office closures	2	(1)

Total restructuring	—	(3)
Insurance recoveries associated with plumbing cases	1	—
Other	(1)	(35)

Total special (charges) gains	—	(38)

      Special (charges) gains decreased by $38 million for the three months ended March 31, 2006 compared to the same period in 2005. The decrease is primarily due to the absence of $35 million related to the termination of advisor monitoring services recorded in 2005.

Operating Profit
      Operating profit increased to $197 million for the three months ended March 31, 2006 compared to $156 million in the same period in 2005 principally driven by higher pricing, productivity improvements and $38 million in lower special charges. The three months ended March 31, 2006 included operating profit from Acetex of $4 million.

Equity in Net Earnings of Affiliates
      Equity in net earnings of affiliates increased by $6 million to $21 million for the three months ended March 31, 2006 compared to the same period in 2005. The increase is primarily due to increased performance in our Asian investments. Cash distributions received from equity affiliates decreased $19 million to $17 million for the three months ended March 31, 2006. The change is due to the timing of dividend receipts in 2005 from Ticona’s high performance products ventures and Chemical Products’ methanol venture.

Interest Expense
      Interest expense decreased $105 million to $71 million for the three months ended March 31, 2006 from $176 million in the same period in 2005. The decrease is primarily due to recording $28 million in 2005 related to accelerated amortization of deferred financing costs and $74 million in 2005 related to early redemption premiums associated with the partial redemption of the senior subordinated notes, senior discount notes and floating rate term loan.

Other Income (Expense), Net
      Other income (expense), net increased slightly to $6 million of income for the three months ended March 31, 2006 compared to income of $3 million for the comparable period in 2005. This increase was primarily due to a decrease in the anticipated guaranteed payment to CAG minority shareholders due to our increased ownership in CAG, a favorable change in our net foreign currency gain (loss) resulting from our cross currency swap hedge, partially offset by lower dividend income. Dividend income related to investments accounted for under the cost method decreased to $7 million for the three months ended March 31, 2006 compared to $14 million in the same period in 2005 primarily driven by lower prices in our Saudi venture.

Income Taxes
      Income taxes for the three months ended March 31, 2006 and 2005 are recorded based on the estimated annual effective tax rate. As of March 31, 2006, the estimated annualized tax rate is 28%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2006 reflects earnings in low tax jurisdictions, a partial benefit for reversal of valuation allowance on 2006 projected U.S. income, and tax expense in certain non-U.S. jurisdictions. The U.S. net deferred tax asset is subject to a full valuation allowance, including $475 million that was recorded as a component of goodwill at the Acquisition. Reversal of that valuation allowance resulting from positive earnings or a change in judgment regarding the realizability of the net deferred tax asset are reflected as a reduction of goodwill. Therefore, the effective tax rate reflects only a partial benefit for reversal of valuation allowance as a result of the projected 2006 U.S. earnings.
      For the three months ended March 31, 2006 and 2005, we recorded tax expense of $45 million and $8 million, respectively, which resulted in a tax rate of 28% and 62%, respectively. The effective tax rate in 2005 was significantly affected by the non-recognition of tax benefits associated with acquisition related expenses.

Earnings from Discontinued Operations
      Earnings from discontinued operations was $1 million for the three months ended March 31, 2006 and $10 million for the same period in 2005. During the fourth quarter of 2005, we discontinued Acetate Products’ filament operations. As a result, revenues and expenses related to the filament business line are reflected as a component of discontinued operations for the three months ended March 31, 2005.

Net Earnings (Loss)
      As a result of the factors mentioned above, our net earnings were $117 million for the three months ended March 31, 2006, compared to a net loss of $10 million in the same period in 2005.

Selected Data by Business Segment — Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

	Three Months	Three Months
	Ended	Ended	Change
	March 31, 2006	March 31, 2005	in $

	(In $ millions)
	(Unaudited)
Net Sales
Chemical Products	1,169	1,044	125
Technical Polymers Ticona	231	239	(8)
Acetate Products	167	165	2
Performance Products	49	47	2

Segment Total	1,616	1,495	121
Other Activities	61	12	49
Inter-segment Eliminations	(25)	(29)	4

Total Net Sales	1,652	1,478	174

Special (Charges) Gains
Chemical Products	1	(1)	2
Technical Polymers Ticona	2	(1)	3
Acetate Products	—	(1)	1
Performance Products	—	—	—

Segment Total	3	(3)	6
Other Activities	(3)	(35)	32

Total Special Charges	—	(38)	38

Operating Profit (Loss)
Chemical Products	162	177	(15)
Technical Polymers Ticona	41	39	2
Acetate Products	23	10	13
Performance Products	17	13	4

Segment Total	243	239	4
Other Activities	(46)	(83)	37

Total Operating Profit	197	156	41

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	171	193	(22)
Technical Polymers Ticona	56	51	5
Acetate Products	23	10	13
Performance Products	15	12	3

Segment Total	265	266	(1)
Other Activities	(104)	(253)	149

Total Earnings from Continuing Operations Before Tax and Minority Interests	161	13	148

Selected Data by Business Segment — Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005 (continued)

	Three Months	Three Months
	Ended	Ended	Change
	March 31, 2006	March 31, 2005	in $

	(In $ millions)
	(Unaudited)
Depreciation & Amortization
Chemical Products	38	34	4
Technical Polymers Ticona	16	15	1
Acetate Products	7	9	(2)
Performance Products	4	3	1

Segment Total	65	61	4
Other Activities	5	2	3

Total Depreciation & Amortization	70	63	7

Factors Affecting First Quarter 2006 Segment Net Sales Compared to First Quarter 2005

	Volume	Price	Currency	Other*	Total

	(In percentages)
Chemical Products	(1)	8	(3)	8	12
Technical Polymers Ticona	1	3	(5)	(2)	(3)
Acetate Products	(6)	7	—	—	1
Performance Products	23	(12)	(7)	—	4

Total Company	(1)	6	(3)	10	12

*	Primarily represents net sales from the Acetex business, AT Plastics and captive insurance companies, which are included in Other Activities, and the loss of sales related to the cyclo-olefine copolymer (“COC”) divestiture.

Summary by Business Segment — Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Chemical Products

	Three Months	Three Months
	Ended	Ended	Change
	March 31, 2006	March 31, 2005	in $

	(In $ millions)
	(Unaudited)
Net sales	1,169	1,044	125
Net sales variance:
Volume	(1)%
Price	8%
Currency	(3)%
Other	8%
Operating profit	162	177	(15)
Operating margin	13.9%	17.0%
Special (charges) gains	1	(1)	2
Earnings from continuing operations before tax and minority interests	171	193	(22)
Depreciation and amortization	38	34	4
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
      Chemical Products’ net sales increased 12% to $1,169 million period over period. The increase is primarily due to the inclusion of net sales from Acetex (excluding AT Plastics) during 2006 of $78 million. In addition, pricing increased for most products, but primarily for acetic acid, VAM and acetyl derivatives. The price increase was driven by high industry utilization and higher raw material costs, particularly for ethylene and natural gas. Overall, volumes decreased 1% primarily due to a decrease in volumes from acetyl derivatives. Demand was reduced during the first quarter 2006 due to warm temperatures and to the high gas price outlook, which caused pre-buying in December 2005. Volumes for emulsions increased primarily due to recording three months of net sales from Vinamul compared to two months in the prior period.
      Operating profit decreased 8% to $162 million period over period. The decrease is principally driven by higher raw material and energy costs. Downstream products experienced margin recovery while price increases in basic products did not offset the increases in raw material costs. Acetex (excluding AT Plastics) partially offset the decrease with an operating profit of $5 million recorded during the first quarter of 2006.
      Earnings from continuing operations before tax and minority interests decreased 11% to $171 million period over period primarily due to decreased operating profit and lower dividends from our cost investments of $7 million primarily driven by lower prices in our Saudi venture.

Technical Polymers Ticona

	Three Months	Three Months
	Ended	Ended	Change
	March 31, 2006	March 31, 2005	in $

	(In $ millions)
	(Unaudited)
Net sales	231	239	(8)
Net sales variance:
Volume	1%
Price	3%
Currency	(5)%
Other	(2)%
Operating profit	41	39	2
Operating margin	17.7%	16.3%
Special (charges) gains	2	(1)	3
Earnings from continuing operations before tax and minority interests	56	51	5
Depreciation and amortization	16	15	1
      Our Ticona segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. The primary products of Ticona are POM and GUR, an ultra-high molecular weight polyethylene. POM is used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.
      Ticona’s net sales decreased 3% to $231 million period over period. The decrease is primarily driven by $11 million in negative currency effects, partially offset by a 3% increase from higher prices and a 1% increase in volumes. Continued penetration into key markets, higher prices and increased volumes (excluding COC) more than offset the impact of the sale of the COC business, which was divested in the fourth quarter of 2005. During the first quarter of 2005, COC recorded approximately $6 million in net sales. Improved volumes from most of Ticona’s product lines were partially offset by a decline in overall POM volumes attributable to reduced sales to lower-end applications. However, the European POM volumes improved primarily driven by a stronger business environment in Europe.
      Operating profit increased 5% to $41 million period over period. Gross profit recovery from the successful implementation of price increases helped to offset higher raw material and energy costs. Also contributing to the increase are positive effects from the exit of the COC business, productivity improvements and lower spending due to an organizational redesign.
      Earnings from continuing operations before tax and minority interests increased 10% to $56 million period over period. The increase is primarily due to the increase in operating profit and improved equity earnings from Asian and U.S. affiliates due to increased sales volumes.

     Acetate Products

	Three Months	Three Months
	Ended	Ended	Change
	March 31, 2006	March 31, 2005	in $

	(In $ millions)
	(Unaudited)
Net sales	167	165	2
Net sales variance:
Volume	(6)%
Price	7%
Operating profit	23	10	13
Operating margin	13.8%	6.1%
Special (charges) gains	—	(1)	1
Earnings from continuing operations before tax and minority interests	23	10	13
Depreciation and amortization	7	9	(2)
      Our Acetate Products segment primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake which is processed into acetate fiber in the form of a tow band.
      Acetate Products’ net sales increased 1% to $167 million period over period as higher prices and increased flake volumes more than offset lower volumes for tow. The lower volumes from tow resulted from the shutdown of our Canadian tow plant. Flake volumes increased due to our recently expanded China tow ventures.
      Operating profit increased 130% to $23 million period over period. Higher pricing and savings from the revitalization efforts and productivity improvements more than offset lower overall sales volumes and higher raw material and energy costs. In addition, depreciation and amortization decreased $2 million primarily due to a charge in 2005 related to additions to the asset retirement obligation.
      Earnings from continuing operations before tax and minority interests increased 130% to $23 million period over period. The increase is primarily due to the increase in operating profit.

Performance Products

	Three Months	Three Months
	Ended	Ended	Change
	March 31, 2006	March 31, 2005	in $

	(In $ millions)
	(Unaudited)
Net sales	49	47	2
Net sales variance:
Volume	23%
Price	(12)%
Currency	(7)%
Operating profit	17	13	4
Operating margin	34.7%	27.7%
Special (charges) gains	—	—	—
Earnings from continuing operations before tax and minority interests	15	12	3
Depreciation and amortization	4	3	1
      The Performance Products segment operates under the trade name of Nutrinova and produces and sells Sunett® high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.
      Performance Products’ net sales increased 4% to $49 million period over period. The increase is primarily due to higher volumes for the Sunett sweetener partially offset by lower pricing and negative currency effects. Volumes for Sunett sweetener increased, reflecting continued growth in the global beverage and confectionary markets. Pricing for Sunett declined due to lower unit selling prices associated with higher volumes to our major customers, while both volume and pricing for sorbates increased in the quarter.
      Operating profit increased 31% to $17 million period over period. The increase is driven by strong volume increases, continued improved business conditions for sorbates, as well as the results of on-going cost savings initiatives.
      Earnings from continuing operations before tax and minority interests increased 25% to $15 million period over period primarily due to the improved operating profit.

Other Activities
      Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies and the AT Plastics business.
      Net sales for Other Activities increased significantly to $61 million for the three months ended March 31, 2006 from $12 million in the same period in 2005. The increase is primarily due to the addition of $55 million in net sales from the AT Plastics business, which was offset by a $6 million decrease resulting from the sale of Celanese Advanced Materials, Inc. during the second quarter of 2005.
      The operating loss of Other Activities decreased to $46 million from a loss of $83 million in the same period in 2005 largely due to the absence of $35 million related to the termination of advisor monitoring services recorded during the first quarter of 2005.
      Loss from continuing operations before tax and minority interests improved to a loss of $104 million from a loss of $253 million in the same period in 2005. The improvement is primarily due to the decrease in operating losses discussed above and a decrease in interest expense of $105 million. The decrease in interest expense is primarily due to recording $28 million in 2005 related to accelerated amortization of deferred financing costs and $74 million in 2005 related to early redemption premiums associated with the partial redemption of the senior subordinated notes, senior discount notes and floating rate term loan.

Liquidity and Capital Resources
      Our primary source of liquidity will continue to be cash generated from operations, available cash and cash equivalents and funds from our portfolio of strategic investments. In addition, we have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations. We believe we will have available resources to meet our liquidity requirements for the remainder of the year, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.
     Cash Flows
      Cash and cash equivalents at March 31, 2006 were $312 million, which was a decrease of $78 million from December 31, 2005. See below for details on the change in cash and cash equivalents from December 31, 2005.

Net Cash Provided by/(Used in) Operating Activities
      Cash flow from operating activities decreased to a cash outflow of $21 million for the three months ended March 31, 2006 compared to a cash inflow of $42 million for the same period in 2005. The decrease is due to a $37 million increase in cash used by our operating assets and liabilities driven by higher trade and other receivables and lower trade payables. The change in receivables is due to higher net sales and the decrease in trade payables is due to timing of operating obligation payments. Also contributing to the decrease are $26 million in lower cash dividends received from our cost and equity investments and $25 million lower minority interest. This was partially offset by an increase in net earnings of $127 million.
      The transaction gain of $16 million reflected in the consolidated statements of cash flows relates to hedging of foreign currency intercompany loans. We hedge these transactions and the offset is included within changes in operating assets and liabilities.

Net Cash Used in Investing Activities
      Net cash from investing activities improved to a cash outflow of $86 million for the three months ended March 31, 2006 compared to a cash outflow of $105 million for the same period in 2005. The improvement is primarily due to $208 million in cash paid for the acquisition of the Vinamul business in 2005, partially offset by a $77 million decrease in net proceeds from the sale and purchase of marketable securities, $75 million in net proceeds received in 2005 for the disposal of discontinued operations and a $42 million increase in restricted cash in 2006.
      Our capital expenditures were $44 million and $40 million for the three months ended March 31, 2006 and 2005, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, environmental and health and safety initiatives. Capital expenditures in 2006 and 2005 included costs for the expansion of our Nanjing, China site into an integrated chemical complex.

Net Cash Provided by Financing Activities
      Net cash from financing activities decreased to a cash inflow of $25 million for the three months ended March 31, 2006 compared to a cash inflow of $985 million for the same period in 2005. The cash inflow in 2005 primarily relates to the following major financing activities:

•	Borrowings under the term loan facility of $1,135 million.

•	Redemption and related premiums of the senior subordinated notes of $572 million and senior discount notes of $207 million.

•	Proceeds from the issuances of common stock, net of $752 million and preferred stock, net of $233 million.

•	Repayment of floating rate term loan, including related premium, of $354 million.

Liquidity
      Our contractual obligations, commitments and debt service requirements over the next several years are significant and are substantially higher than historical amounts. As stated above, our primary source of liquidity will continue to be cash generated from operations, available cash and cash equivalents and funds from our portfolio of strategic investments. In addition, we have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

Debt and Capital
      In 2005 we issued $240 million aggregate liquidation preference of outstanding preferred stock. Holders of the preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available therefor, cash dividends at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears, which commenced on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. As of March 31, 2006, this dividend is expected to result in an annual dividend payment of approximately $10 million. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into shares of our Series A common stock at a conversion rate of approximately 1.25 shares of our Series A common stock per $25.00 liquidation preference of the preferred stock. During the three months ended March 31, 2006, we paid $3 million in dividends on our preferred stock. On April 10, 2006 we declared a $2 million cash dividend on our convertible preferred stock which was paid on May 1, 2006.
      In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our Board of Directors in its sole discretion determines otherwise. During the three months ended March 31, 2006, we paid $6 million in aggregate dividends on our Series A common stock and on April 10, 2006 we declared a $7 million cash dividend which was paid on May 1, 2006. Based upon the number of outstanding shares as of March 31, 2006, the anticipated annual cash dividend payment is approximately $25 million. However, there is no assurance that sufficient cash or surplus will be available to pay such dividend.
      As of March 31, 2006, we had total debt of $3,518 million compared to $3,437 as of December 31, 2005. We were in compliance with all of the financial covenants related to our debt agreements as of March 31, 2006.
      Contractual Debt Obligations. The following table sets forth our fixed contractual debt obligations as of March 31, 2006:

		Remaining	2007-	2009-	2011 and
Fixed Contractual Debt Obligations	Total	2006	2008	2010	Thereafter

	(In $ millions)
Term Loan Facilities	1,712	13	34	33	1,632
Senior Subordinated Notes(1)	954	—	—	—	954
Senior Discount Notes(2)	554	—	—	—	554
Other Debt(3)	463	194	19	39	211

Total Fixed Contractual Debt Obligations	3,683	207	53	72	3,351

(1)	Does not include $3 million of premium.

(2)	Reflects the accreted value of the notes at maturity of $165 million.

(3)	Does not include a $2 million reduction due to purchase accounting.

      Senior Credit Facilities. As of March 31 2006, the senior credit facilities of $2,540 million consist of a term loan facility of $1,712 million, a revolving credit facility of $600 million and a credit-linked revolving facility of $228 million.
      Term loan facility — Subsequent to the consummation of the initial public offering in January 2005, we entered into amended and restated senior credit facilities which increased the term loan facility. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our immediately previous senior credit facilities. As of March 31, 2006, the term loan facility had a balance of $1,712 million (including approximately € 272 million), which matures in 2011.
      Revolving credit facility — The revolving credit facility, through a syndication of banks, provides for borrowings up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice. As of March 31, 2006, there were no borrowings under the revolving credit facility; however, $68 million of letters of credit had been issued under the facility; accordingly, $532 million remained available for borrowing.
      Credit-linked revolving facility — The $228 million credit-linked facility matures in 2009 and provides borrowing capacity for the issuance of letters of credit. As of March 31, 2006, $208 million of letters of credit had been issued under the facility and $20 million was available for borrowing.
      Substantially all of the assets of Celanese Holdings LLC (“Celanese Holdings”), the direct parent of BCP Crystal, and subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these senior credit facilities.

Domination Agreement
      The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004. See further details in our 2005 Annual Report on Form 10-K which was filed with the SEC on March 31, 2006.
      On March 10, 2006, we announced that the fair cash compensation in relation to the transfer of shares held by the minority shareholders is set at €62.22 per share. The total amount of funds necessary to purchase such outstanding shares under the current offer of €62.22 per share is approximately € 58 million.
      As a result of the award proceedings, the amount of the fair cash consideration and the guaranteed fixed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation, could claim higher amounts. Any minority shareholder who elects not to sell their shares to the Purchaser will be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on their shares of €3.27 per CAG share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment is €2.89 per CAG share for a full fiscal year. Based on the number of CAG shares held by the minority shareholders as of March 31, 2006, a net guaranteed fixed annual payment of approximately €6 million for the 2004/2005 and the 2005/2006 fiscal years is expected in 2006. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower, or the same as € 2.89 per CAG share.
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

      Our subsidiaries, Celanese Caylux Holdings Luxembourg S.C.A., formerly BCP Caylux Holdings Luxembourg S.C.A (“Celanese Caylux”) and BCP Crystal, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligations to make a guaranteed fixed annual payment to the outstanding minority shareholders, to offer to acquire all outstanding CAG shares from the minority shareholders in return for payment of fair cash consideration and to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. In addition, the Company expects to guarantee all obligations of the Purchaser under, or in connection with, the Domination Agreement, including the repayment of all existing and future intercompany indebtedness of the Company’s subsidiaries to CAG. Further, under the terms of the Company’s guarantee, in certain limited circumstances CAG may be entitled to require the immediate repayment of some or all of the intercompany indebtedness owed by the Company’s subsidiaries to CAG. If the Company, Celanese Caylux and/or BCP Crystal are obligated to make payments under such guarantees to the Purchaser, CAG and/or the minority shareholders, as the case may be, or if the intercompany indebtedness owed to CAG is accelerated, we may not have sufficient funds for payments on our indebtedness when due or to make funds available to the Company.
Off-Balance Sheet Arrangements
      We have not entered into any material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
      The preparation of our consolidated financial statements requires management to apply accounting principles generally accepted in the United States of America to our specific circumstances and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      We describe our significant accounting policies in Note 4, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. We discuss our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005.
      There have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on March 31, 2006.
Recent Accounting Pronouncements
      See Note 5 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q for discussion of accounting changes and new accounting pronouncements.
Factors That May Affect Future Results And Financial Condition
      Because of the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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
      Market risk for our Company has not changed significantly from the foreign exchange, interest rate, and commodity risks disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      Celanese Corporation (“Celanese”), under the supervision and with the participation of Celanese’s management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), performed an evaluation of the effectiveness of Celanese’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “34 Act”)) as of March 31, 2006. Disclosure controls and procedures are defined as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 34 Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, Celanese’s CEO and CFO concluded that, as of March 31, 2006, the end of the period covered by this Quarterly Report, Celanese’s disclosure controls and procedures were effective for gathering, analyzing and disclosing the material information Celanese is required to disclose in the reports it files under the 34 Act, within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
      During the three months ended March 31, 2006, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.
      In September 2005, we identified a significant deficiency in internal controls relating to sales to countries and other parties that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. This significant deficiency was identified as a result of an internal investigation that was initiated in connection with the SEC review of a registration statement. We have taken immediate corrective actions which include a directive to senior business leaders stating that they are prohibited from selling products into certain countries subject to these trade restrictions, as well as making accounting systems modifications that prevent the initiation of purchase orders and shipment of products to these countries. Also, we plan to enhance the business conduct policy training in the area of export control. Although as of March 31, 2006, this significant deficiency has not been fully remediated, we believe that we have taken remediation measures that, once fully implemented, will be effective in eliminating this deficiency.
      Beginning with the fiscal year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act (“Section 404”) will require us to include an internal control report of management with our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for us, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting.
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
      We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given accounting period. See also Note 14 to the Unaudited Interim Consolidated Financial Statements.

Plumbing Actions
      No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2005, occurred during the first quarter of 2006. For a summary of the history and current status of these matters, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Sorbates Antitrust Actions
      No material developments regarding this matter, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2005, occurred during the first quarter of 2006. For a summary of the history and current status of these matters, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Shareholder Litigation
      On March 6, 2006, the Purchaser and CAG signed a settlement agreement settling the ten actions filed in August 2004 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the plaintiffs agreed to withdraw the actions to which they are a party and to recognize the validity of the Domination Agreement in exchange for the Purchaser to offer at least €51.00 per share as cash consideration to each shareholder who will cease to be a shareholder in the context of the Squeeze-Out. The Purchaser further agreed to make early payment of the guaranteed annual payment (Ausgleich) pursuant to the Domination Agreement for the financial year 2005/2006, ending on September 30, 2006. Such guaranteed annual payment normally would have come due following the annual general meeting in 2007; however, pursuant to the Settlement Agreement, it will be made on the first banking day following CAG’s annual general meeting that commences on May 30, 2006. To receive the early compensation payment, the respective minority shareholder will have to declare that (i) their claim for payment of compensation for the financial year 2005/2006 pursuant to the Domination Agreement is settled by such early payment and that (ii) in this respect, they indemnify the Purchaser against compensation claims by any legal successors to their shares.

Other Matters
      No material developments regarding these matters, previously reported in the Annual Report on Form 10-K for the year ended December 31, 2005, occurred during the first quarter of 2006. For a summary of the history and current status of these matters, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Item 1A.	Risk Factors
      There have been no material revisions to the “Risk factors” as filed in our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC on March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
3.2	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124049-01) filed with the SEC on April 13, 2005).
3.3	Certificate of Designations of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
4.1	Form of certificate of Series A common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-120187) (the “Form S-1”) filed with the SEC on January 19, 2005)
4.2	Form of certificate of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Form S-1 filed with the SEC on January 13, 2005)
4.3	Third Amended and Restated Shareholders’ Agreement, dated as of October 31, 2005, among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement filed on Form S-1 (File No. 333-127902) filed with the SEC on November 1, 2005)
4.4	Amended and Restated Registration Rights Agreement, dated as of January 26, 2005, among Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3, BA Capital Investors Sidecar Fund, L.P. and Celanese Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005)
4.5	Amendment No. 1 to the Third Amended and Restated Shareholders’ Agreement, dated November 14, 2005, by and among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3, and BA Capital Investors Sidecar Fund, L.P. (incorporated by reference to Current Report on Form 8-K, filed with the SEC on November 18, 2005)

Exhibit
Number	Description

4.6	Amendment No. 2, dated March 30, 2006, to the Third Amended and Restated Shareholders’ Agreement, dated as of October 31, 2005, as amended (the “Agreement”), by and among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1 (“BCP 1”), Blackstone Capital Partners (Cayman) Ltd. 2 (“BCP 2”), Blackstone Capital Partners (Cayman) Ltd. 3 (“BCP 3” and, together with BCP 1 and BCP 2 and their respective successors and permitted assigns, the “Blackstone Entities”) and BA Capital Investors Sidecar Fund, L.P., a Cayman Islands limited partnership (“BACI”) (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on March 31, 2006)
12	Computation of ratio of earnings to fixed charges (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
      PLEASE NOTE: It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this Quarterly Report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this Quarterly Report, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this Quarterly Report or any other date and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ David N. Weidman

Name: David N. Weidman

Title:	Chief Executive Officer,

President and Director
Date: May 9, 2006

By:	/s/ John J. Gallagher III

Name: John J. Gallagher III

Title:	Executive Vice President and

Chief Financial Officer
(Principal Financial Officer)
Date: May 9, 2006