Form 10-Q
period 2006-06-30
Celanese CORP
filed 2006-08-02
CIK 1306830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of July 21, 2006 was 158,611,031.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended June 30, 2006

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In $ millions, except for share and per share data)

Net sales	1,674	1,506	3,326	2,984
Cost of sales	(1,326)	(1,165)	(2,611)	(2,271)

Gross profit	348	341	715	713
Selling, general and administrative expenses	(153)	(135)	(305)	(294)
Research and development expenses	(18)	(23)	(36)	(46)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	2	4	3	4
Restructuring, impairment and other special (charges) gains	(14)	(31)	(15)	(69)
Foreign exchange gain (loss), net	(1)	(1)	(1)	2
Loss on disposition of assets, net	(1)	(3)	(1)	(2)

Operating profit	163	152	360	308
Equity in net earnings of affiliates	18	12	39	27
Interest expense	(73)	(68)	(144)	(244)
Interest income	9	9	17	24
Other income, net	29	18	35	21

Earnings from continuing operations before tax and minority interests	146	123	307	136
Income tax provision	(42)	(43)	(87)	(51)

Earnings from continuing operations before minority interests	104	80	220	85
Minority interests	(1)	(13)	(1)	(38)

Earnings from continuing operations	103	67	219	47
Earnings from operation of discontinued operations	—	—	1	10

Net earnings	103	67	220	57
Cumulative declared preferred stock dividend	(2)	(2)	(5)	(4)

Net earnings available to common shareholders	101	65	215	53

Earnings per common share — basic:
Continuing operations	0.64	0.41	1.35	0.28
Discontinued operations	—	—	0.01	0.07

Net earnings available to common shareholders	0.64	0.41	1.36	0.35

Earnings per common share — diluted:
Continuing operations	0.60	0.39	1.28	0.28
Discontinued operations	—	—	—	0.07

Net earnings available to common shareholders	0.60	0.39	1.28	0.35

Weighted average shares — basic:	158,562,161	158,530,397	158,562,161	150,182,788
Weighted average shares — diluted:	172,066,546	170,530,397	171,974,477	162,273,928

See the accompanying notes to the unaudited interim consolidated financial statements

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2006	December 31, 2005
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	354	390
Restricted cash	44	—
Receivables:
Trade receivables, net	997	919
Other receivables	556	481
Inventories	655	661
Deferred income taxes	31	37
Other assets	73	91

Total current assets	2,710	2,579

Investments	815	775
Property, plant and equipment, net of accumulated depreciation of $550 million and $444 million as of June 30, 2006 and December 31, 2005, respectively	2,082	2,040
Deferred income taxes	125	139
Other assets	442	482
Goodwill	906	949
Intangible assets, net	488	481

Total assets	7,568	7,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	174	155
Trade payables — third party and affiliates	744	811
Other current liabilities	701	787
Deferred income taxes	24	36
Income taxes payable	255	224

Total current liabilities	1,898	2,013

Long-term debt	3,320	3,282
Deferred income taxes	300	285
Benefit obligations	1,110	1,126
Other liabilities	454	440
Minority interests	68	64
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 9,600,000 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized and 158,577,161 issued and outstanding as of June 30, 2006 and 158,562,161 issued and outstanding as of December 31, 2005	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized 0 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	348	337
Retained earnings	226	24
Accumulated other comprehensive income (loss), net	(156)	(126)

Total shareholders’ equity	418	235

Total liabilities and shareholders’ equity	7,568	7,445

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

							Accumulated
							Other
	Preferred Stock		Series A Common Stock		Additional		Comprehensive	Total
	Number of	Par	Number of		Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Value	Shares	Par Value	Capital	Earnings	Net	Equity
	(In $ millions, except share amounts)

Balance at December 31, 2005	9,600,000	—	158,562,161	—	337	24	(126)	235
Issuance of shares related to stock option exercises	—	—	15,000	—	—	—	—	—
Comprehensive income (loss), net of tax:
Net earnings	—	—	—	—	—	220	—	220
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	—	—	—	(3)	(3)
Unrealized gain on derivative contracts	—	—	—	—	—	—	4	4
Additional minimum pension liability	—	—	—	—	—	—	(2)	(2)
Foreign currency translation	—	—	—	—	—	—	(29)	(29)

Other comprehensive income (loss)	—	—	—	—	—	—	(30)	(30)

Comprehensive income	—	—	—	—	—	—	—	190
Indemnification of demerger liability	—	—	—	—	2	—	—	2
Common stock dividends	—	—	—	—	—	(13)	—	(13)
Preferred stock dividends	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	9	—	—	9

Balance at June 30, 2006	9,600,000	—	158,577,161	—	348	226	(156)	418

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(In $ millions)

Operating activities:
Net earnings	220	57
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Special (charges) gains, net of amounts used	(23)	4
Stock-based compensation	10	—
Depreciation	103	100
Amortization of intangibles and other assets	40	30
Amortization of deferred financing fees	5	35
Accretion of senior discount notes	19	19
Premium paid on early redemption of debt	—	74
Guaranteed annual payment	(4)	—
Change in equity of affiliates	(3)	19
Deferred income taxes	10	(18)
Loss on disposition of assets, net	—	2
Minority interests	1	38
Operating cash provided by discontinued operations	—	27
Changes in operating assets and liabilities:
Trade receivables, net	(41)	(133)
Other receivables	(69)	53
Prepaid expenses	19	(21)
Inventories	21	13
Trade payables — third party and affiliates	(88)	(27)
Benefit obligations and other liabilities	(117)	(117)
Income taxes payable	19	42
Other, net	22	(7)

Net cash provided by operating activities	144	190
Investing activities:
Capital expenditures on property, plant and equipment	(115)	(86)
Acquisition of CAG, net of cash acquired	—	(6)
Fees associated with acquisitions	—	(10)
Acquisition of Vinamul, net of cash reimbursed	—	(208)
Proceeds from sale of assets	—	14
Net proceeds from disposal of discontinued operations	—	75
Proceeds from sale of marketable securities	40	141
Purchases of marketable securities	(24)	(59)
Increase in restricted cash	(42)	—
Other, net	—	1

Net cash used in investing activities	(141)	(138)
Financing activities:
Redemption of senior subordinated notes, including related premium	—	(572)
Repayment of floating rate term loan, including related premium	—	(354)
Borrowings under term loan facility	—	1,135
Proceeds from issuance of Series A common stock, net	—	752
Proceeds from issuance of preferred stock, net	—	233
Proceeds from issuance of discounted common stock	—	12
Redemption of senior discount notes, including related premium	—	(207)
Distribution to Series B shareholders	—	(804)
Short-term borrowings (repayments), net	(24)	(26)
Proceeds from long-term debt	7	9
Payments of long-term debt	(16)	—
Fees associated with financings	—	(7)
Dividend payments on preferred stock	(5)	(3)
Dividend payments on common stock	(13)	—

Net cash provided by (used in) financing activities	(51)	168
Exchange rate effects on cash	12	(99)

Net increase (decrease) in cash and cash equivalents	(36)	121
Cash and cash equivalents at beginning of period	390	838

Cash and cash equivalents at end of period	354	959

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

The unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2006 and the unaudited interim consolidated financial statements for the three and six months ended June 30, 2005 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented. The Unaudited Interim Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

In the opinion of management, the unaudited accompanying consolidated balance sheets and related interim consolidated statements of operations, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These Unaudited Interim Consolidated Financial Statements should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2005, as filed with the SEC on Form 10-K.

Operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year.

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

Restricted Cash

At June 30, 2006, the Company has $44 million of restricted cash. The restricted cash is not available for use by the Company in its operations but rather serves to provide security that the Company will fulfill certain of its obligations. The cash is held in custody by a bank and is restricted as to withdrawal or use but will be released and paid back to the Company upon the completion of certain future events.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period’s presentation. The reclassifications had no effect on the unaudited consolidated statements of operations or shareholders’ equity as previously reported.

2.	Acquisition of Celanese AG

On April 6, 2004, the Purchaser, an indirect wholly owned subsidiary of the Company, acquired approximately 84% of the ordinary shares of Celanese AG, excluding treasury shares (“CAG Shares”), pursuant to a voluntary tender offer commenced in February 2004. The CAG Shares were acquired at a price of €32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of $69 million (the “Acquisition”). In August 2005, the Company acquired additional CAG shares pursuant to either i) the mandatory offer (See Note 3) commenced in September 2004 that will remain open until two months following the final resolution of the minority shareholder award proceedings (Spruchverfahren) pending in German courts or ii) the purchase of CAG shares as described below. On November 3, 2005, the Company’s Board of Directors approved commencement of the process for effecting a Squeeze-Out (as defined below) of the remaining shareholders. As of June 30, 2006 and December 31, 2005, the Purchaser’s ownership percentage was approximately 98%, respectively.

Acquisition of Additional CAG Shares

On August 24, 2005, the Purchaser acquired 5.9 million, or approximately 12%, of the outstanding CAG shares from two shareholders for €302 million ($369 million). The Company also paid to such shareholders €12 million ($15 million) in consideration for the settlement of certain claims and for such shareholders agreeing to, among other things, (1) accept the shareholders’ resolutions passed at the extraordinary general meeting of CAG held on July 30 and 31, 2004 and the annual general meeting of CAG held on May 19 and 20, 2005, (2) acknowledge the legal effectiveness of the domination and profit and loss transfer agreement, (3) irrevocably withdraw and abandon all actions, applications and appeals each brought or joined in legal proceedings related to, among other things, challenging the effectiveness of the domination and profit and loss agreement and amount of fair cash compensation offered by the Purchaser in the mandatory offer required by Section 305(1) of the German Stock Corporation Act, (4) refrain from acquiring any CAG shares or any other investment in CAG, and (5) refrain from taking any future legal action with respect to shareholder resolutions or corporate actions of CAG. The Purchaser paid aggregate consideration of €314 million ($384 million) for the additional CAG shares using available cash.

The Purchaser also made a limited offer to purchase from all other shareholders any remaining outstanding CAG shares for €51 per share (plus interest on €41.92 per share) against waiver of the shareholders’ rights to participate in an increase of the offer consideration as a result of the pending award proceedings. In addition, all shareholders who tendered their shares pursuant to the September 2004 mandatory offer of €41.92 per share, were entitled to claim the difference between the increased offer and the mandatory offer. The limited offer period ran from August 30, 2005 through September 29, 2005, inclusive. For shareholders who did not accept the limited offer on or prior to the September 29, 2005 expiration date, the terms of the original mandatory offer continue to apply.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

The mandatory offer will remain open for two months following final resolution of the award proceedings (Spruchverfahren) by the German courts.

Pro Forma Information

The following pro forma information for the three and six months ended June 30, 2005 was prepared as if the subsequent acquisition of additional CAG shares during 2005 had occurred as of the beginning of such period:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In $ millions)

Net sales	1,506	2,984
Operating profit	150	304
Net earnings	78	89

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

Squeeze-Out

Because the Company owns shares representing more than 95% of the registered ordinary share capital (excluding treasury shares) of CAG, the Company exercised its right, as permitted under German law, to the transfer of the shares owned by the outstanding minority shareholders of CAG in exchange for fair cash compensation (the “Squeeze-Out”). The Squeeze-Out was approved by the affirmative vote of the majority of the votes cast at CAG’s annual general meeting in May 2006 and will become effective upon its registration in the commercial register. If the Company is successful in effecting the Squeeze-Out, the Company must pay the then remaining minority shareholders of CAG fair cash compensation, in exchange for their shares. The amount of the fair cash compensation under the Squeeze-Out has been set at €66.99 per share. This price could increase if the amount of fair cash compensation is successfully challenged in court. The total amount of funds necessary to purchase the outstanding shares under the current offer of €66.99 per share is approximately €62 million.

Minority shareholders can challenge the Squeeze-Out resolution passed by the shareholders of CAG by filing actions with the court to have such resolution set aside. While such actions will only be successful if the resolution were passed in violation of applicable laws and cannot be based on the unfairness of the amount to be paid to the minority shareholders, a shareholder action may substantially delay the implementation of the challenged shareholder resolution pending final resolution of the action. If such actions prove to be successful, the actions could prevent the implementation of the Squeeze-Out. Accordingly, there can be no assurance that the Squeeze-Out can be implemented timely or at all.

3.	Domination Agreement and Organizational Restructuring

Domination Agreement

On October 1, 2004, a domination and profit and loss transfer agreement (the “Domination Agreement”) between CAG and the Purchaser became operative. When the Domination Agreement became operative, the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

Purchaser became obligated to offer to acquire all outstanding CAG shares from the minority shareholders of CAG in return for payment of fair cash compensation. The amount of this fair cash compensation had been determined to be €41.92 per share, plus interest, in accordance with applicable German law. The Purchaser may elect, or be required, to pay a purchase price in excess of €41.92 to acquire the remaining outstanding CAG shares. Any minority shareholder who elects not to sell its shares to the Purchaser will, until the above Squeeze-Out becomes effective, be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed fixed annual payment on its shares of €3.27 per CAG share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed fixed annual payment would be €2.89 per share for a full fiscal year. The net guaranteed fixed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89 per share. For the three and six months ended June 30, 2006, a charge of €1 million ($1 million) and €2 million ($2 million), respectively, was recorded in Other income (expense), net for the anticipated guaranteed payment. For the three and six months ended June 30, 2005, a charge of €5 million ($7 million) and €12 million ($15 million), respectively, was recorded in Other income (expense), net for the anticipated guaranteed payment. Substantially all of the charge recorded during the three and six months ended June 30, 2005 was reversed during the three months ended September 30, 2005 as a result of the additional CAG shares purchased by the Company (See Note 2).

On June 1, 2006, the guaranteed dividend (Ausgleichszahlung) for the fiscal year ended on September 30, 2005, which amounted to €3 million ($3 million), was paid. In addition, pursuant to a settlement agreement entered into with plaintiff shareholders in March 2006, the Purchaser paid €1 million ($1 million) on June 30, 2006, the guaranteed dividend (Ausgleichszahlung) for the fiscal year ending on September 30, 2006, to those shareholders who signed a letter waiving any further rights with respect to such guaranteed dividend (Ausgleichszahlung) that ordinarily would become due and payable after next year’s annual general meeting. The remaining liability at June 30, 2006 to be paid in 2007 for CAG’s 2006 fiscal year is €2 million ($2 million).

Beginning October 1, 2004, under the terms of the Domination Agreement, the Purchaser, as the dominating entity, among other things, is required to compensate CAG for any statutory annual loss incurred by CAG, the dominated entity, on a non-consolidated basis, at the end of the fiscal year when the loss was incurred. This obligation to compensate CAG for annual losses will apply during the entire term of the Domination Agreement. The Purchaser was not obligated to compensate CAG for the period October 1, 2004 to September 30, 2005 because CAG did not incur a loss during this period.

There is no assurance that the Domination Agreement will remain operative in its current form. If the Domination Agreement ceases to be operative, the Company will not be able to directly give instructions to the CAG board of management. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. However, irrespective of whether a domination agreement is in place between the Purchaser and CAG, under German law, CAG is effectively controlled by the Company because of the Purchaser’s more than 95% ownership of the outstanding CAG shares. The Company does have the ability, through a variety of means, to utilize its controlling rights to, among other things, (1) cause a domination agreement to become operative; (2) use its ability, through its more than 95% voting power at any shareholders’ meetings of CAG, to elect the shareholder representatives on the supervisory board and to thereby effectively control the appointment and removal of the members of the CAG board of management; and (3) effect all decisions that a majority shareholder who owns more than 95% is permitted to make under German law. The controlling rights of the Company constitute a controlling financial interest for accounting purposes and result in the Company being required to consolidate CAG as of the date of acquisition. In addition, as long as the Domination Agreement remains effective, the Purchaser is entitled to give instructions directly to the management board of CAG, including, but not limited to, instructions that are disadvantageous to CAG, as long as such disadvantageous instructions benefit the Purchaser or the companies affiliated with either the Purchaser or CAG.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

The Domination Agreement is subject to legal challenges instituted by dissenting shareholders. During August 2004, ten actions were brought by minority shareholders against CAG in the Frankfurt District Court (Landgericht), all of which were consolidated in September 2004. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. The Company joined the proceedings via a third party intervention in support of CAG. Among other things, these actions request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based on allegations that include the alleged violation of procedural requirements and information rights of the shareholders. On March 6, 2006, the Purchaser and CAG signed a settlement agreement settling the ten minority shareholder actions (See Note 14).

Twenty-seven minority shareholders filed lawsuits in May and June of 2005 in the Frankfurt District Court (Landgericht) contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting approving the Domination Agreement and a change in CAG’s fiscal year. In conjunction with the Purchaser’s acquisition of 5.9 million ordinary shares of CAG from two shareholders in August 2005, two of those lawsuits were withdrawn. In February 2006, the Frankfurt District Court (Landgericht) ruled to dismiss all challenges contesting the confirmatory resolutions and upheld only the challenge regarding the ratification (Entlastung) of the acts of the members of the board of management and the supervisory board. CAG appealed the decision with respect to the ratification. Three appeals by plaintiff shareholders regarding the decision on the confirmatory resolutions are also pending.

The Domination Agreement is further challenged in four Null and Void actions (Nichtigkeitsklagen) pending in the Frankfurt District Court (Landgericht). These actions are seeking to have the shareholders’ resolution approving the Domination Agreement declared null and void based on an alleged violation of formal requirements relating to the invitation for the shareholders’ meeting.

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

Holders of CAG shares can still accept the Purchaser’s mandatory offer under the Domination Agreement to acquire their shares at €41.92 per share. Shareholders who elect not to do so will remain shareholders of CAG until the effectiveness of the Squeeze-Out with an entitlement under the Domination Agreement to the above described guaranteed fixed annual payment. Upon effectiveness of the Squeeze-Out, their shares will be transferred to the Purchaser against payment of €66.99 per share. In case of shareholder lawsuits against the shareholders’ resolution approving the Squeeze-Out, there can be no assurance as to whether and when the Squeeze-Out will become effective.

The amounts of the fair cash compensation and of the guaranteed fixed annual payment offered under the Domination Agreement are under court review in special award proceedings (Spruchverfahren, see Note 14). As a result of these proceedings, either amount could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. Minority shareholders may initiate such proceedings also with respect to the Squeeze-Out compensation. In this case, shareholders who cease to be shareholders of CAG due to the Squeeze-Out are entitled, pursuant to a settlement agreement between the Purchaser and minority shareholders, to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings. Payments they already received as compensation for their shares will be offset so that the minority shareholders who cease to be shareholders of CAG due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.

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

5.	Accounting Changes and New Accounting Pronouncements

Accounting Changes

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151(“SFAS No. 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4, which

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation, which requires that the cost from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R), Share Based Payment, (“SFAS No. 123(R)”) requires companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of the Company’s stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first and second quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures under the provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. See Note 16 for additional information related to the impact of the adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 effective January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position, results of operations or cash flows.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company is required to adopt the provisions of FIN 48, as applicable, beginning in fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the Company’s financial position, results of operations and cash flows.

6.  Acquisitions, Divestitures and Ventures

Acquisitions

In July 2005, the Company acquired Acetex Corporation (“Acetex”) for $270 million, plus direct acquisition costs of $16 million and assumed Acetex’s $247 million of debt, which is net of cash acquired of $54 million. Acetex has two primary businesses — its Acetyls business and its Specialty Polymers and Films business. The Acetyls business is operated in Europe and the Polymers and Film businesses are operated in North America. The Company acquired Acetex using existing cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. The net sales and operating profit of the Acetex business included in the Company’s results of operations were $146 million and $8 million, respectively, for the three months ended June 30, 2006. The net sales and operating profit of the Acetex business included in the Company’s results of operations were $279 million and $12 million, respectively, for the six months ended June 30, 2006.

The following table presents the allocation of Acetex acquisition costs, to the assets acquired and liabilities assumed, based on fair value:

Acetex
(In $ millions)

Cash	54
Inventories	80
Property, plant, and equipment	263
Goodwill	174
Intangible assets	76
Debt	(316)
Pensions liabilities	(28)
Other current assets/liabilities	(17)

Net assets acquired	286

Divestitures

In July 2005, in connection with the Vinamul acquisition in February 2005, the Company sold its emulsions powders business to Imperial Chemicals Industries PLC (“ICI”) for approximately $25 million. This transaction included a supply agreement whereby the Company supplies product to ICI for a period of up to fifteen years. In connection with the sale, the Company reduced goodwill related to the acquisition of Vinamul by $6 million. Closing of the transaction occurred in September 2005.

During the fourth quarter of 2005, the Company discontinued its filament operations (see the Company’s 2005 Annual Report on Form 10-K for details). As a result of this action, the earnings (loss) from operations related to the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

filament operations are reflected as a component of discontinued operations in the consolidated statement of operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The following table summarizes the results of the discontinued operations for the periods presented in the quarterly financial statements:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In $ millions)

Net sales	—	11	—	42
Cost of sales	—	(10)	—	(29)

Gross profit	—	1	—	13
Operating profit	—	—	—	10
Gain on disposal of discontinued operations	1	—	2	—
Tax expense from operation of discontinued operations	(1)	—	(1)	—

Earnings from discontinued operations	—	—	1	10

7.	Receivables, net

	As of	As of
	June 30, 2006	December 31, 2005
	(In $ millions)

Trade receivables	1,012	935
Reinsurance receivables	146	117
Other	410	364

Subtotal	1,568	1,416
Allowance for doubtful accounts — third party and affiliates	(15)	(16)

Net receivables	1,553	1,400

8.	Inventories

	As of	As of
	June 30, 2006	December 31, 2005
	(In $ millions)

Finished goods	479	504
Work-in-process	30	27
Raw materials and supplies	146	130

Total inventories	655	661

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

9.	Goodwill and Intangible Assets

Goodwill

	Chemical	Acetate		Performance
	Products	Products	Ticona	Products	Other	Total
	(In $ millions)

As of December 31, 2005	380	188	285	79	17	949
Acquisition of Acetex	13	—	—	—	(5)	8
Acquisition of CAG (1)	(10)	(5)	(5)	—	—	(20)
Exchange rate changes	(22)	2	(16)	5	—	(31)

As of June 30, 2006	361	185	264	84	12	906

(1)	The adjustments recorded during the six months ended June 30, 2006 consist primarily of the reversals of certain pre-acquisition tax valuation allowances.

In connection with the acquisition of Acetex (See Note 6), the Company has allocated the purchase price to assets acquired and liabilities assumed based on fair value. The excess of the purchase price over the amounts allocated to assets and liabilities is included in Goodwill, and is $170 million at June 30, 2006. The Company finalized the purchase accounting for this transaction during the quarter ended June 30, 2006.

Other Intangible Assets

	As of	As of
	June 30, 2006	December 31, 2005
	(In $ millions)

Trademarks and tradenames	81	73
Customer related intangible assets	516	474
Developed technology	12	12
Covenants not to compete	11	11

Total intangible assets, gross	620	570
Less: accumulated amortization	(132)	(89)

Total intangible assets, net	488	481

Aggregate amortization expense charged against earnings for intangible assets with finite lives during the three months ended June 30, 2006 and 2005 totaled $18 million and $12 million, respectively. Aggregate amortization expense charged against earnings for intangible assets with finite lives during the six months ended June 30, 2006 and 2005 totaled $35 million and $24 million, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

10.	Debt

	As of	As of
	June 30, 2006	December 31, 2005
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	30	20
Short-term borrowings, principally comprised of amounts due to affiliates	144	135

Total short-term borrowings and current installments of long-term debt — third party and affiliates	174	155

Long-term debt
Senior Credit Facilities: Term Loan facility	1,718	1,708
Senior Subordinated Notes 9.625%, due 2014	800	800
Senior Subordinated Notes 10.375%, due 2014	165	153
Senior Discount Notes 10.5%, due 2014	322	306
Senior Discount Notes 10%, due 2014	77	73
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	191	191
Obligations under capital leases and other secured borrowings due at various dates through 2018	26	28
Other borrowings	37	29

Subtotal	3,350	3,302
Less: Current installments of long-term debt	30	20

Total long-term debt	3,320	3,282

The $600 million revolving credit facility provides for the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice. As of June 30, 2006, there was $0 million borrowed under the revolving credit facility and $68 million of letters of credit had been issued under the revolving credit facility; accordingly, $532 million remained available for borrowing.

The Company has a $228 million credit-linked revolving facility available for the issuance of letters of credit, which matures in 2009. As of June 30, 2006, there were $215 million of letters of credit issued under the credit-linked revolving facility and $13 million was available for borrowing.

On July 11, 2006, management decided to pay down approximately $100 million of the Senior Term Loan facility and such amount was paid on July 14, 2006. The Company also expensed approximately $1 million of unamortized deferred financing costs in July 2006 related to this pay down.

The Company was in compliance with all of the financial covenants related to its debt agreements as of June 30, 2006.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

Interest expense

The components of interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In $ millions)

Accelerated amortization of deferred financing costs on early redemption and prepayment of debt	—	—	—	28
Premium paid on early redemption of debt	—	—	—	74
Interest expense	73	68	144	142

Total interest expense	73	68	144	244

11.	Other Current Liabilities

	As of	As of
	June 30, 2006	December 31, 2005
	(In $ millions)

Accrued salaries and benefits	145	159
Environmental liabilities	28	25
Accrued restructuring	39	45
Insurance liabilities	113	141
Accrued sorbates	141	129
Other	235	288

Total other current liabilities	701	787

12.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In $ millions)

Components of net periodic benefit cost
Service cost	10	10	—	—
Interest cost	45	45	5	6
Expected return on plan assets	(52)	(49)	—	—
Recognized actuarial loss	1	—	—	—
Curtailment (gain)/loss	1	—	(1)	—

Net periodic benefit cost	5	6	4	6

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In $ millions)

Components of net periodic benefit cost
Service cost	20	20	1	1
Interest cost	91	90	10	12
Expected return on plan assets	(103)	(98)	—	—
Recognized actuarial loss	1	—	—	—
Settlement loss	—	—	—	(1)
Curtailment (gain)/loss	1	—	(1)	—

Net periodic benefit cost	10	12	10	12

The Company previously disclosed in its consolidated financial statements as of and for the year ended December 31, 2005 that it expected to contribute $39 million to its defined benefit pension plans in 2006. As of June 30, 2006, $21 million of contributions have been made.

The Company previously disclosed in its consolidated financial statements as of and for the year ended December 31, 2005 that it expected to make benefit payments of $39 million under the provisions of its other postretirement benefit plans in 2006. As of June 30, 2006, $23 million of benefit payments have been made.

Contributions to the defined contribution plans are based on specified percentages of employee contributions and aggregated $5 million and $7 million for the six months ended June 30, 2006 and 2005, respectively.

13.	Shareholders’ Equity

See table below for share activity:

	Preferred	Series A
	Stock	Common Stock
	(Number of shares)

Balance as of December 31, 2005	9,600,000	158,562,161
Issuance of common stock related to the exercise of stock options	—	15,000

Balance as of June 30, 2006	9,600,000	158,577,161

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

On May 9, 2006, the Company registered shares of its Series A common stock, shares of its preferred stock and depository shares pursuant to the Company’s new universal shelf registration statement on Form S-3, filed with the SEC on May 9, 2006. On May 9, 2006, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. sold 35,000,000 shares of Series A common stock through a public secondary offering and granted to the underwriter an

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

over-allotment option to purchase up to an additional 5,250,000 shares of the Company’s Series A common stock. The underwriter did not exercise the over-allotment option. The Company did not receive any of the proceeds from the offering. The transaction closed on May 15, 2006. The Company incurred approximately $2 million of fees related to this transaction.

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

During the six months ended June 30, 2006, the Company declared and paid cash dividends to holders of its Series A common shares of $13 million.

During the six months ended June 30, 2006, the Company declared and paid cash dividends on its 4.25% convertible preferred stock amounting to approximately $5 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) totaled $(30) million and $(11) million, respectively, for the six months ended June 30, 2006 and 2005. These amounts were net of tax expense (benefit) of $0 million and $2 million, respectively, for the six months ended June 30, 2006 and 2005.

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

The following disclosure should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies had agreed to fund these replacements and reimbursements up to $950 million. As of June 30, 2006, the aggregate funding is $1,092 million due to additional contributions and funding commitments made primarily by other parties. There are additional pending lawsuits in approximately ten jurisdictions, not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and management does not expect the obligations arising from these lawsuits to have a material adverse effect on the Company.

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

CNA Holdings has accrued its best estimate of its share of the plumbing actions. At both June 30, 2006 and December 31, 2005, the Company has remaining accruals of $68 million for this matter, of which $6 million is included in current liabilities. Management believes that the plumbing actions are adequately provided for in the Company’s financial statements and that they will not have a material adverse effect on our financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. The Company continuously monitors this matter and assesses the adequacy of this reserve.

The Company has reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims; as a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company’s insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. At June 30, 2006 and December 31, 2005, the Company has $23 million and $22 million, respectively, of receivables related to a settlement with an insurance carrier.

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

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates matter, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals of $141 million. This amount is included in current liabilities at June 30, 2006 for the estimated loss related to this matter. At December 31, 2005, the accrual was $129 million. The change in the accrual amounts is primarily due to fluctuations in the currency exchange rate between the U.S. dollar and the euro. Although the outcome of this matter cannot be predicted with certainty, management’s best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of June 30, 2006 is between $0 and $9 million. The estimated range of such possible future losses is management’s best estimate based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal, that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst, Celanese AG was assigned the obligation related to the sorbates matter. However, Hoechst agreed to indemnify Celanese AG for 80% of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of June 30, 2006 and December 31, 2005, the Company has receivables, recorded within other current assets, relating to the sorbates indemnification from Hoechst totaling $113 million and $103 million, respectively. The Company believes that any resulting liabilities,

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on its financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

Shareholder Litigation

A number of minority shareholders of CAG have filed lawsuits in the Frankfurt District Court (Landgericht) that, among other things, request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004, as well as the confirmatory resolutions passed at the annual general meeting held on May 19 and 20, 2005. Ten complaints were filed in connection with the 2004 extraordinary general meeting and twenty-seven contesting resolutions that were passed at the 2005 ordinary general meeting. On March 6, 2006, the Purchaser and CAG signed a settlement agreement settling the ten actions regarding the 2004 extraordinary general meeting (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the plaintiffs agreed to withdraw the actions to which they are a party and to recognize the validity of the Domination Agreement in exchange for the Purchaser to pay at least €51.00 per share as cash consideration to each shareholder who will cease to be a shareholder in the context of the Squeeze-Out. The Purchaser further agreed to make early payment of the guaranteed annual payment (Ausgleich) pursuant to the Domination Agreement for the financial year 2005/2006, ending on September 30, 2006. Such guaranteed annual payment normally would have come due following the annual general meeting in 2007; however, pursuant to the Settlement Agreement, it had to be made on the first banking day following CAG’s annual general meeting that took place on May 30, 2006. To receive the early compensation payment, the respective minority shareholder had to declare that (i) their claim for payment of compensation for the financial year 2005/2006 pursuant to the Domination Agreement is settled by such early payment and that (ii) in this respect, they indemnify the Purchaser against compensation claims by any legal successors to their shares.

Of the twenty-seven lawsuits (Anfechtungs — und Nichtigkeitsklagen) contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, two were withdrawn in conjunction with the Purchaser’s acquisition of 5.9 million CAG shares from two shareholders in August 2005 and another ten have been withdrawn pursuant to the Settlement Agreement (See Note 2). In February 2006, the Frankfurt District Court (Landgericht) ruled to dismiss all challenges contesting the confirmatory resolutions and upheld only the challenge regarding the ratification (Enlastung) of the acts of the members of the board of management and the supervisory board. CAG appealed the decision with respect to the ratification. Three appeals by plaintiff shareholders regarding the decision on the confirmatory resolutions are also pending.

CAG is also a defendant in four actions filed in the Frankfurt District Court (Landgericht) requesting that the court declare some or all of the shareholder resolutions passed at the extraordinary general meeting on July 30 and 31, 2004 null and void (Nichtigkeitsklage), based on allegations that certain formal requirements necessary in connection with the invitation to the extraordinary general meeting had been violated. The Frankfurt District Court (Landgericht) has suspended the proceedings regarding the resolutions passed at the July 30-31, 2004 extraordinary general meeting described above as long as the lawsuits contesting the confirmatory resolutions are pending.

On August 2, 2004, two minority shareholders instituted public register proceedings with each of the Königstein Local Court (Amtsgericht) and the Frankfurt District Court (Landgericht), both with a view to have the registration of the Domination Agreement in the Commercial Register deleted (Amtslöschungsverfahren).  These actions are based on an alleged violation of procedural requirements at the extraordinary general meeting held July 30 and 31, 2004, an alleged undercapitalization of the Purchaser and its related entities as of the time of the tender offer, and an alleged misuse of discretion by the competent court with respect to the registration of the Domination Agreement in the Commercial Register. In April 2005, the court of appeals rejected the demand by one shareholder for injunctive relief, and in June 2005 the Frankfurt District Court (Landgericht) ruled that it does not

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

have jurisdiction over this matter. The claims filed in the Königstein Local Court (Amtsgericht) have been withdrawn.

In February 2005, a minority shareholder of CAG also brought a lawsuit against the Purchaser, as well as a former member of CAG’s board of management and a former member of CAG’s supervisory board, in the Frankfurt District Court (Landgericht). Among other things, this action seeks to unwind the tender of the plaintiff’s shares in the Tender Offer and seeks compensation for damages suffered as a consequence of tendering shares in the Tender Offer. The court ruled against the plaintiff in this matter in June 2005. The plaintiff appealed this decision with respect to the Purchaser and the former member of the CAG board of management; however, the appeal has been withdrawn pursuant to the Settlement Agreement.

Based upon the information available as of August 2, 2006, the outcome of the foregoing proceedings cannot be predicted with certainty.

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

These known obligations include the following:

Demerger Obligations

The Company has obligations to indemnify Hoechst for various liabilities under the Demerger Agreement as follows:

•	The Company agreed to indemnify Hoechst for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger, 2 of which have been settled.

The Company’s obligation to indemnify Hoechst is subject to the following thresholds:

•	The Company will indemnify Hoechst against those liabilities up to €250 million;

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

•	Hoechst will bear those liabilities exceeding €250 million, however the Company will reimburse Hoechst for one-third of those liabilities for amounts that exceed €750 million in the aggregate.

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is €750 million. Three of the divested agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company has reserves of $31 million and $33 million as of June 30, 2006 and December 31, 2005, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst during the three and six months ended June 30, 2006 and 2005, respectively, in connection with this indemnification.

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

The Company has divested in the aggregate over 20 businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.9 billion as of June 30, 2006. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of June 30, 2006 and December 31, 2005, the Company has reserves in the aggregate of $51 million and $54 million, respectively, for all such environmental matters.

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

The Company has reserves associated with these product liability claims. See Plumbing Actions above.

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from July 1, 2006 to April 30, 2012 is estimated to be approximately $45 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

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

Other Matters

During the three months ended June 20, 2006, the Company entered into two fifteen year take or pay contracts with an annual commitment of approximately $6 million.

As of June 30, 2006, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 650 asbestos cases. During the three months ended June 30, 2006, 18 new cases were filed against the Company and 26 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

Under the transaction and monitoring fee agreement/sponsor services agreement, the Company has agreed to indemnify the Advisor, as defined below, and its affiliates and their respective partners, members, directors, officers, employees, agents and representatives for any and all losses relating to services contemplated by these agreements and the engagement of the Advisor pursuant to, and the performance by the Advisor or the services contemplated by, these agreements. The Company has also agreed under the transaction and monitoring fee agreement/sponsor services agreement to reimburse the Advisor and its affiliates for their expenses incurred in connection with the services provided under these agreements or in connection with their ownership or subsequent sale of Celanese Corporation stock (See Notes 13 and 19).

From time to time, certain of the Company’s foreign subsidiaries have made sales of acetate, sweeteners and polymer products to customers in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. These countries include Cuba, Iran, Sudan and Syria, four countries currently identified by the U.S. State Department as terrorist-sponsoring states and other countries that previously have been identified by the U.S. State Department as terrorist-sponsoring states, or countries to which sales have been regulated in connection with other foreign policy concerns. In September 2005, the Company began an investigation of these transactions and initially identified approximately $10 million of sales by its foreign subsidiaries to the above-referenced countries. The Company now believes that approximately $5 million of these sales were in violation of U.S. law or regulation. The violations uncovered by the investigation include approximately $180,000 of sales of emulsions to Cuba by two of the Company’s foreign subsidiaries. Sales to Cuba are violations of the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, regulations. In addition, the Company determined that its sales office in Turkey sold polymer products to companies in Iran and Syria, including indirectly selling product through other companies located in non-embargoed countries. Certain of these transactions involved an intentional violation of the Company’s policies and federal regulations by employees of a subsidiary in Turkey. If OFAC or the Department of Commerce’s Bureau of Industry and Security determine that the Company violated U.S. export control laws, the Company could be subject to civil penalties of $11,000 — $65,000 per violation, and criminal penalties could range up to the greater of $1 million per violation, or five times the value of the goods sold. If such violations occurred, the U.S. Government could deny the Company export privileges.

The Company has voluntarily disclosed these matters to the U.S. Treasury Department and the U.S. Department of Commerce. The Company has taken corrective actions, including dismissal of responsible individuals, directives to senior business leaders prohibiting such sales, enhancement of the business conduct policy training in the area of export control, as well as modifications to its accounting systems that are intended to prevent the initiation of sales to countries that are subject to the U.S. Treasury Department or the U.S. Department of Commerce restrictions. The Company, in conjunction with outside counsel, has concluded an internal investigation of the facts and circumstances surrounding the illegal export issues. As a result of this investigation, the Company has terminated an employee and liquidated its subsidiary in Turkey. The Company has communicated the results of its investigation to the federal authorities responsible for these matters. The ultimate resolution of this matter is subject to a final ruling or settlement with the government. Accordingly, the Company cannot estimate the potential sanctions or fines relating to this matter. As of June 30, 2006, management believes that it has taken the necessary actions to remediate this matter, which it had previously identified as a significant deficiency.

15.	Special (Charges) Gains

The components of special (charges) gains are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In $ millions)

Employee termination benefits	(9)	(6)	(11)	(8)
Plant/office closures	(2)	(1)	—	(2)

Total restructuring	(11)	(7)	(11)	(10)
Asset impairments	—	(24)	—	(24)
Insurance recoveries associated with plumbing cases	2	4	3	4
Other	(3)	—	(4)	(35)

Total special (charges) gains	(12)	(27)	(12)	(65)

In connection with the completion of the initial public offering in January 2005, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid Blackstone Management Partners (the “Advisor”) $35 million, which is included in other special (charges) gains in the table above.

Asset impairments primarily relate to the Company’s decision to divest its Cyclo-olefin Copolymer (“COC”) business.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

The components of the June 30, 2006 and December 31, 2005 restructuring reserves are as follows:

	Employee
	Termination	Plant/Office
	Benefits	Closures	Total
	(In $ millions)

Restructuring reserve at December 31, 2005	51	14	65
Restructuring additions	11	—	11
Cash uses	(20)	(2)	(22)
Currency translation adjustments	(1)	—	(1)
Other	2	—	2

Restructuring reserve at June 30, 2006	43	12	55

16.	Stock-based and Other Management Compensation Plans

In December 2004, the Company approved a deferred compensation plan for executive officers and key employees, a stock incentive plan for executive officers, key employees and directors, as well as other management incentive programs.

These plans allow for the issuance or delivery of up to 16,250,000 shares of the Company’s Series A common stock through a discounted share program and stock options.

Deferred compensation

The deferred compensation plan has an aggregate maximum amount payable of $192 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $163 million (of which $13 million has been accrued at June 30, 2006) is subject to downward adjustment if the price of the Company’s Series A common stock falls below the initial public offering price and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in the Company with at least a 25% cash internal rate of return on their equity interest. During the three and six months ended June 30, 2006, the Company recorded compensation expense of $10 million and $13 million, respectively, related to the accelerated vesting of certain participants in the plan. During the three and six months ended June 30, 2005, the Company did not record any compensation expense associated with this plan.

Long-term incentive plan

Effective January 1, 2004, the Company adopted a long-term incentive plan (the “LTIP Plan”) which covers certain members of management and other key employees of the Company. The LTIP Plan is a three-year cash based plan in which awards will be based on annual and three-year cumulative targets (as defined in the LTIP Plan). Payouts to employees could be considerably increased if the annual and three-year cumulative targets are significantly exceeded. As of June 30, 2006, management believes that these targets will be significantly exceeded. Payout under the LTIP Plan will occur following the end of year three of the LTIP Plan and will be payable in the first quarter of 2007. During the three and six months ended June 30, 2006, the Company recorded expense of $5 million and $10 million, respectively, related to the LTIP Plan. During the three and six months ended June 30, 2005, the Company recorded expense of $1 million and $2 million, respectively, related to the LTIP Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

It is the Company’s policy to grant options with an exercise price equal to the price of the Company’s Series A common stock on the grant date. The options issued have a ten-year term with vesting terms pursuant to a schedule, with all vesting to occur no later than the 8th anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets. The estimated value of the Company’s stock-based awards less expected forfeitures is amortized over the awards’ respective vesting period on the applicable graded or straight-line basis, subject to acceleration as discussed above. As a result of adopting SFAS No. 123(R), the Company’s net earnings for the three and six months ended June 30, 2006, was $3 million (net of tax of $2 million) and $6 million (net of tax of $3 million), respectively, lower than it would have been if the Company had continued to account for share-based compensation under APB 25.

The Company’s actual and pro forma stock-based compensation expense for the three and six months ended June 30, 2006 and 2005, respectively, are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In $ millions)

Included in reported Operating earnings
Selling, general and administrative	5	—	9	—
Incremental pro forma
Selling, general and administrative	—	4	—	6

Actual/pro forma stock-based employee compensation expense	5	4	9	6

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Risk free interest rate	4.9%	4.2%	4.9%	4.0%
Estimated life in years	7.0	7.8	7.0	7.5
Dividend yield	0.8%	1.0%	0.8%	0.8%
Volatility	30.3%	28.0%	30.3%	26.1%
Expected annual forfeiture rate	5.6%	0.5%	5.6%	0.5%

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

A summary of changes in stock options outstanding during the six months ended June 30, 2006 is presented below:

	Six Months Ended June 30, 2006
			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Grant	Contractual	Value
	(In millions)	Price in $	Term	(In $ millions)

Outstanding at beginning of period	12	16.15	9	38
Granted	2	20.99	9	—
Exercised	—	17.83	9	—
Forfeited	(1)	16.19	9	2

Outstanding at end of period	13	16.77	9	48

Exercisable and expected to exercise in the future at June 30, 2006	7	16.88	9	26
Options exercisable at end of period	5	16.07	9	24

At June 30, 2006, the Company had approximately $34 million of total unrecognized compensation expense, net of the estimated forfeitures, related to stock options to be recognized over the remaining vesting periods of the options. Cash received from stock option exercises was less that $1 million during the three and six months ended June 30, 2006.

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

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
		Basic	Diluted		Basic	Diluted
		Earnings	Earnings		Earnings	Earnings
	Net	Per Common	Per Common	Net	Per Common	Per Common
	Earnings	Share	Share	Earnings	Share	Share
	(In $ millions, except per share information)

Net earnings available to common shareholders, as reported	65	0.41	0.39	53	0.35	0.35
Add: stock-based employee compensation expense included in reported net earnings, net of the related tax effects	—	—	—	—	—	—
Less: stock-based compensation under SFAS No. 123, net of the related tax effects	(3)	(0.02)	(0.02)	(4)	(0.02)	(0.02)

Pro forma net earnings available to common shareholders	62	0.39	0.37	49	0.33	0.33

17.	Income Taxes

Income taxes for the three and six months ended June 30, 2006 and 2005 are recorded based on the estimated annual effective tax rate. As of June 30, 2006, the estimated annualized tax rate is 29%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2006 reflects earnings in low tax jurisdictions, a partial benefit for reversal of valuation allowance on 2006 projected U.S. income, and tax expense in certain non-U.S. jurisdictions. The U.S. net deferred tax asset is subject to a full valuation allowance, including $475 million that was recorded as a component of goodwill at the Acquisition. Reversals of that valuation allowance resulting from positive earnings or a change in judgment regarding the realizabilty of the net deferred tax asset are primarily reflected as a reduction of goodwill. Therefore, the effective tax rate reflects only a partial benefit for reversal of valuation allowance of approximately $3 million for the six months ended June 30, 2006.

For the three months ended June 30, 2006 and 2005, the Company recorded tax expense of $42 million and $43 million, respectively, which resulted in a tax rate of 29% and 35%, respectively. For the six months ended June 30, 2006 and 2005, the Company recorded tax expense of $87 million and $51 million, respectively, which resulted in a tax rate of 28% and 38%, respectively. The effective tax rate in 2005 was significantly affected by the non-recognition of tax benefits associated with acquisition related expenses.

On May 17, 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA), which among other things, provided for a new temporary exception to certain U.S. taxed foreign passive income inclusion rules for 2006 to 2008. This change reduced the expected amount of foreign income taxed currently in the U.S.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

18.	Business Segments

	Chemical		Acetate	Performance	Total	Other
	Products	Ticona	Products	Products	Segments	Activities	Eliminations	Consolidated
	(In $ millions)

As of and for the three months ended June 30, 2006
Sales to external customers	1,152	230	176	48	1,606	68	—	1,674
Inter-segment revenues	42	—	—	—	42	—	(42)	—
Operating profit	141	38	29	16	224	(61)	—	163
Earnings (loss) from continuing operations before tax and minority interests	157	53	50	17	277	(131)	—	146
Depreciation and amortization	41	16	5	4	66	7	—	73
Capital expenditures	43	6	21	—	70	1	—	71
Total assets	3,380	740	1,629	368	6,117	1,451	—	7,568
As of and for the three months ended June 30, 2005
Sales to external customers	1,056	223	172	47	1,498	8	—	1,506
Inter-segment revenues	29	—	—	—	29	—	(29)	—
Operating profit	155	5	10	15	185	(33)	—	152
Earnings (loss) from continuing operations before tax and minority interests	149	22	12	14	197	(74)	—	123
Depreciation and amortization	39	14	9	3	65	2	—	67
Capital expenditures	26	9	9	1	45	1	—	46
Total assets(1)	3,280	1,583	691	342	5,896	1,549	—	7,445
As of and for the six months ended June 30, 2006
Sales to external customers	2,296	461	343	97	3,197	129	—	3,326
Inter-segment revenues	67	—	—	—	67	—	(67)	—
Operating profit	303	79	52	33	467	(107)	—	360
Earnings (loss) from continuing operations before tax and minority interests	328	109	73	32	542	(235)	—	307
Depreciation and amortization	79	32	12	8	131	12	—	143
Capital expenditures	65	11	37	—	113	2	—	115
Total assets	3,380	740	1,629	368	6,117	1,451	—	7,568
As of and for the six months ended June 30, 2005
Sales to external customers	2,071	462	337	94	2,964	20	—	2,984
Inter-segment revenues	58	—	—	—	58	—	(58)	—
Operating profit	332	44	20	28	424	(116)	—	308
Earnings (loss) from continuing operations before tax and minority interests	342	73	22	26	463	(327)	—	136
Depreciation and amortization	73	29	18	6	126	4	—	130
Capital expenditures	44	23	14	3	84	2	—	86
Total assets(1)	3,280	1,583	691	342	5,896	1,549	—	7,445

(1)	Due to purchase accounting related to the acquisition of CAG not being finalized as of June 30, 2005, these amounts represent the balances as of December 31, 2005.

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

For the six months ended June 30, 2005, in connection with the acquisition of Vinamul, the Company paid the Advisor a fee of $2 million, which was included in the computation of the purchase price for the acquisition. In connection with the acquisition of Acetex, the Company paid the Advisor an initial fee of $1 million.

For the three and six months ended June 30, 2006, the Company did not make any payments to the Advisor.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Three Months Ended June 30, 2006
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	1,674	—	1,674
Cost of sales	—	—	(1,326)	—	(1,326)

Gross profit	—	—	348	—	348
Selling, general and administrative expenses	(1)	—	(152)	—	(153)
Research and development expenses	—	—	(18)	—	(18)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	2	—	2
Restructuring, impairment and other special (charges) gains	—	—	(14)	—	(14)
Foreign exchange gain, net	—	—	(1)	—	(1)
Loss on disposition of assets, net	—	—	(1)	—	(1)

Operating profit (loss)	(1)	—	164	—	163
Equity in net earnings of affiliates	107	113	18	(220)	18
Interest expense	—	(10)	(63)	—	(73)
Interest income	—	—	9	—	9
Other income (expense), net	(3)	—	32	—	29

Earnings from continuing operations before tax and minority interests	103	103	160	(220)	146
Income tax benefit (provision)	—	4	(46)	—	(42)

Earnings from continuing operations before minority interests	103	107	114	(220)	104
Minority interests	—	—	(1)	—	(1)

Earnings from continuing operations	103	107	113	(220)	103
Earnings from operation of discontinued operations	—	—	—	—	—

Net earnings	103	107	113	(220)	103

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Three Months Ended June 30, 2005
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	1,506	—	1,506
Cost of sales	—	—	(1,165)	—	(1,165)

Gross profit	—	—	341	—	341
Selling, general and administrative expenses	(2)	—	(133)	—	(135)
Research and development expenses	—	—	(23)	—	(23)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	4	—	4
Restructuring, impairment and other special (charges) gains	—	—	(31)	—	(31)
Foreign exchange gain (loss), net	—	—	(1)	—	(1)
Gain on disposition of assets, net	—	—	(3)	—	(3)

Operating profit (loss)	(2)	—	154	—	152
Equity in net earnings of affiliates	68	80	12	(148)	12
Interest expense	—	(9)	(59)	—	(68)
Interest income	1	—	8	—	9
Other income (expense), net	—	—	18	—	18

Earnings from continuing operations before tax and minority interests	67	71	133	(148)	123
Income tax benefit (provision)	—	(3)	(40)	—	(43)

Earnings from continuing operations before minority interests	67	68	93	(148)	80
Minority interests	—	—	(13)	—	(13)

Earnings from continuing operations	67	68	80	(148)	67
Earnings from operation of discontinued operations	—	—	—	—	—

Net earnings	67	68	80	(148)	67

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Six Months Ended June 30, 2006
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	3,326	—	3,326
Cost of sales	—	—	(2,611)	—	(2,611)

Gross profit	—	—	715	—	715
Selling, general and administrative expenses	(5)	—	(300)	—	(305)
Research and development expenses	—	—	(36)	—	(36)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	3	—	3
Restructuring, impairment and other special (charges) gains	—	—	(15)	—	(15)
Foreign exchange gain, net	—	—	(1)	—	(1)
Loss on disposition of assets, net	—	—	(1)	—	(1)

Operating profit (loss)	(5)	—	365	—	360
Equity in net earnings of affiliates	228	240	39	(468)	39
Interest expense	—	(20)	(124)	—	(144)
Interest income	—	—	17	—	17
Other income (expense), net	(3)	—	38	—	35

Earnings from continuing operations before tax and minority interests	220	220	335	(468)	307
Income tax benefit (provision)	—	8	(95)	—	(87)

Earnings from continuing operations before minority interests	220	228	240	(468)	220
Minority interests	—	—	(1)	—	(1)

Earnings from continuing operations	220	228	239	(468)	219
Earnings from operation of discontinued operations	—	—	1	—	1

Net earnings	220	228	240	(468)	220

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Six Months Ended June 30, 2005
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	2,984	—	2,984
Cost of sales	—	—	(2,271)	—	(2,271)

Gross profit	—	—	713	—	713
Selling, general and administrative expenses	(5)	—	(289)	—	(294)
Research and development expenses	—	—	(46)	—	(46)
Special (charges) gains:
Insurance recoveries associated with plumbing cases	—	—	4	—	4
Restructuring, impairment and other special (charges) gains	—	—	(69)	—	(69)
Foreign exchange gain, net	—	—	2	—	2
Loss on disposition of assets, net	—	—	(2)	—	(2)

Operating profit (loss)	(5)	—	313	—	308
Equity in net earnings of affiliates	56	95	27	(151)	27
Interest expense	—	(45)	(199)	—	(244)
Interest income	6	—	18	—	24
Other income (expense), net	—	—	21	—	21

Earnings from continuing operations before tax and minority interests	57	50	180	(151)	136
Income tax benefit (provision)	—	6	(57)	—	(51)

Earnings from continuing operations before minority interests	57	56	123	(151)	85
Minority interests	—	—	(38)	—	(38)

Earnings from continuing operations	57	56	85	(151)	47
Earnings from operation of discontinued operations	—	—	10	—	10

Net earnings	57	56	95	(151)	57

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	As of June 30, 2006
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	1	—	353	—	354
Restricted cash	—	—	44	—	44
Receivables:
Trade receivables, net	—	—	997	—	997
Other receivables	1	—	569	(14)	556
Inventories	—	—	655	—	655
Deferred income taxes	—	—	31	—	31
Other assets	—	—	73	—	73

Total current assets	2	—	2,722	(14)	2,710

Investments	429	813	815	(1,242)	815
Property, plant and equipment, net	—	—	2,082	—	2,082
Deferred income taxes	—	8	117	—	125
Other assets	—	8	434	—	442
Goodwill	—	—	906	—	906
Intangible assets, net	—	—	488	—	488

Total assets	431	829	7,564	(1,256)	7,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	—	174	—	174
Trade payables — third party and affiliates	—	—	744	—	744
Other current liabilities	13	1	701	(14)	701
Deferred income taxes	—	—	24	—	24
Income taxes payable	—	—	255	—	255

Total current liabilities	13	1	1,898	(14)	1,898

Long-term debt	—	399	2,921	—	3,320
Deferred income taxes	—	—	300	—	300
Benefit obligations	—	—	1,110	—	1,110
Other liabilities	—	—	454	—	454
Minority interests	—	—	68	—	68
Commitments and contingencies
Shareholders’ equity	418	429	813	(1,242)	418

Total liabilities and shareholders’ equity	431	829	7,564	(1,256)	7,568

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2006
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash provided by (used in) operating activities	—	—	144	—	144
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(115)	—	(115)
Proceeds from sale of marketable securities	—	—	40	—	40
Purchases of marketable securities	—	—	(24)	—	(24)
Increase in restricted cash	—	—	(42)	—	(42)

Net cash provided by (used in) investing activities	—	—	(141)	—	(141)
Financing activities from continuing operations:
Short-term borrowings (repayments), net	—	—	(24)	—	(24)
Proceeds from long-term debt	—	—	7	—	7
Payments of long-term debt	—	—	(16)	—	(16)
Dividends from subsidiary	18	18	—	(36)	—
Dividends to parent	—	(18)	(18)	36	—
Dividend payments on preferred stock	(5)	—	—	—	(5)
Dividend payments on common stock	(13)	—	—	—	(13)

Net cash provided by (used in) financing activities	—	—	(51)	—	(51)
Exchange rate effects on cash	—	—	12	—	12

Net increase in cash and cash equivalents	—	—	(36)	—	(36)
Cash and cash equivalents at beginning of period	1	—	389	—	390

Cash and cash equivalents at end of period	1	—	353	—	354

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2005
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash provided by (used in) operating activities	9	—	181	—	190
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(86)	—	(86)
Investments in subsidiaries, net	(198)	9	—	189	—
Acquisition of CAG, net of cash acquired	—	—	(6)	—	(6)
Fees associated with acquisitions	—	—	(10)	—	(10)
Acquisition of Vinamul, net of cash reimbursed	—	—	(208)	—	(208)
Proceeds from sale of assets	—	—	14	—	14
Net proceeds from disposal of discontinued operations	—	—	75	—	75
Proceeds from sale of marketable securities	—	—	141	—	141
Purchases of marketable securities	—	—	(59)	—	(59)
Other, net	—	—	1	—	1

Net cash provided by (used in) investing activities	(198)	9	(138)	189	(138)
Financing activities from continuing operations:
Redemption of senior subordinated notes, including related premium	—	—	(572)	—	(572)
Repayment of floating rate term loan, including related premium	—	—	(354)	—	(354)
Contribution from Parent	—	779	572	(1,351)	—
Proceeds from issuance of Series A common stock, net	752	—	—	—	752
Proceeds from issuance of preferred stock, net	233	—	—	—	233
Proceeds from issuance of discounted common stock	12	—	—	—	12
Redemption of senior discount notes, including related premium	—	(207)	—	—	(207)
Distribution to Series B shareholders	(804)	(581)	(581)	1,162	(804)
Borrowings under term loan facilities	—	—	1,135	—	1,135
Short-term borrowings (repayments), net	—	—	(26)	—	(26)
Proceeds from long-term debt	—	—	9	—	9
Fees associated with financing	—	—	(7)	—	(7)
Dividend payments on preferred stock	(3)	—	—	—	(3)

Net cash provided by (used in) financing activities	190	(9)	176	(189)	168
Exchange rate effects on cash	—	—	(99)	—	(99)

Net increase in cash and cash equivalents	1	—	120	—	121
Cash and cash equivalents at beginning of period	—	—	838	—	838

Cash and cash equivalents at end of period	1	—	958	—	959

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

21.	Earnings Per Share

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Earnings	Operations	Operations	Net Earnings
	(In $ millions, except for share and per share data)

Net earnings	103	—	103	67	—	67
Less: cumulative declared preferred stock dividends	(2)	—	(2)	(2)	—	(2)

Earnings available to common shareholders	101	—	101	65	—	65

Basic earnings per common share	0.64	—	0.64	0.41	—	0.41

Diluted earnings per common share	0.60	—	0.60	0.39	—	0.39

Weighted-average shares — basic	158,562,161	158,562,161	158,562,161	158,530,397	158,530,397	158,530,397
Dilutive stock options	1,498,489	1,498,489	1,498,489	—	—	—
Assumed conversion of preferred stock	12,005,896	12,005,896	12,005,896	12,000,000	12,000,000	12,000,000

Weighted-average shares — diluted	172,066,546	172,066,546	172,066,546	170,530,397	170,530,397	170,530,397

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Earnings	Operations	Operations	Net Earnings
	(In $ millions, except for share and per share data)

Net earnings	219	1	220	47	10	57
Less: cumulative declared preferred stock dividends	(5)	—	(5)	(4)	—	(4)

Earnings available to common shareholders	214	1	215	43	10	53

Basic earnings per common share	1.35	0.01	1.36	0.28	0.07	0.35

Diluted earnings per common share	1.28	—	1.28	0.28	0.07	0.35

Weighted-average shares — basic	158,562,161	158,562,161	158,562,161	150,182,788	150,182,788	150,182,788
Dilutive stock options	1,406,420	1,406,420	1,406,420	91,140	91,140	91,140
Assumed conversion of preferred stock	12,005,896	12,005,896	12,005,896	12,000,000	12,000,000	12,000,000

Weighted-average shares — diluted	171,974,477	171,974,477	171,974,477	162,273,928	162,273,928	162,273,928

Basic earnings per common share is based on the net earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based on the net earnings available to common shareholders divided by the weighted average number of common shares outstanding during the period adjusted to give effect to common stock equivalents, if dilutive.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

On December 31, 2004, the capital structure of the Company consisted of 650,494 shares of Series B common stock, par value $0.01 per share. In January 2005, the Company amended its certificate of incorporation and increased its authorized common stock to 500,000,000 shares and the Company effected a 152.772947 for 1 stock split for the outstanding shares of the Series B common stock. Upon payment of the special cash dividend (See Note 13), all of the outstanding shares of Series B common stock converted automatically to shares of Series A common stock. Accordingly, basic and diluted shares for the three and six months ended June 30, 2005 have been calculated based on the weighted average shares outstanding, adjusted for the stock split.

22.	Change in Control

As a result of the Sponsor’s sale of 35,000,000 shares of the Company’s Series A common stock in May 2006, affiliates of the Sponsor control less than a majority of the voting power of the Company’s outstanding common stock. As a result, the Company no longer will be a “controlled company” within the meaning of the New York Stock Exchange rules and, thus, is required to have a board of directors comprised of a majority of independent directors and nominating and compensation committees composed entirely of independent directors. However, the Company will be permitted to phase in these corporate governance requirements prior to May 15, 2007.

Under the New York Stock Exchange rules, the Compensation Committee and Nominating and Corporate Governance Committee each will be required to have a majority of independent directors by August 15, 2006 and be comprised entirely of independent directors by May 15, 2007. In addition, the Company’s Board of Directors will be required to be comprised of a majority of independent directors by May 15, 2007. On July 24, 2006, the Company announced that Martin G. McGuinn and John K. Wulff have been nominated for election to the Celanese Board of Directors. The election will be held at a Special Meeting of Shareholders on August 14, 2006. Assuming the election of Messrs. Wulff and McGuinn, they, along with other independent directors, will be appointed to the Compensation Committee and the Nominating and Corporate Governance Committee, which will result in such committees being populated by a majority of independent directors. In addition, assuming the election of Messrs. McGuinn and Wulff, the Board of Directors will be populated by a majority of independent directors.

23.	Subsequent Events

On July 5, 2006, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to approximately $3 million and a cash dividend of $0.04 per share on its Series A common stock amounting to approximately $6 million. Both cash dividends are for the period May 1, 2006 to July 31, 2006 and were paid on August 1, 2006 to holders of record as of July 15, 2006.

On July 11, 2006, management decided to pay down approximately $100 million of the Senior Term Loan facility and such amount was paid on July 14, 2006. The Company also expensed approximately $1 million of unamortized deferred financing costs in July 2006 related to this pay down.

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

As of June 30, 2006 and December 31, 2005, our ownership interest in CAG was approximately 98%. On November 3, 2005, our Board of Directors approved commencement of the process for effecting a Squeeze-Out, as defined below, of the remaining shareholders.

Squeeze-Out

Because we own shares representing more than 95% of the registered ordinary share capital (excluding treasury shares) of CAG, we exercised our right, as permitted under German law, to the transfer of the shares owned by the outstanding minority shareholders of CAG in exchange for fair cash compensation (the “Squeeze-Out”). The Squeeze-Out was approved by the affirmative vote of the majority of the votes cast at CAG’s annual general meeting in May 2006 and will become effective upon its registration in the commercial register. If we are successful in effecting the Squeeze-Out, we must pay the then remaining minority shareholders of CAG fair cash compensation, in exchange for their shares. The amount of the fair cash compensation under the Squeeze-Out has been set at €66.99 per share. This price could increase if the amount of fair cash compensation is successfully challenged in court.

Minority shareholders can challenge the Squeeze-Out resolution passed by the shareholders of CAG by filing actions with the court to have such resolution set aside. While such actions would only be successful if the resolution were passed in violation of applicable laws and cannot be based on the unfairness of the amount to be paid to the minority shareholders, a shareholder action may substantially delay the implementation of the challenged shareholder resolution pending final resolution of the action. If such actions prove to be successful, the actions could prevent the implementation of the Squeeze-Out. Accordingly, there can be no assurance that the Squeeze-Out can be implemented timely or at all.

Overview

We are a global hybrid producer of value-added industrial chemicals and have the first or second market positions worldwide in products comprising the majority of our sales. We are the world’s largest producer of acetyl products, including acetic acid and vinyl acetate monomer (“VAM”), polyacetal products (“POM”), as well as a leading global producer of high-performance engineered polymers used in consumer and industrial products and designed to meet highly technical customer requirements. Our operations are located in North America, Europe and Asia. We believe we are one of the lowest-cost producers of key building block chemicals in the acetyls chain, such as acetic acid and VAM, due to our economies of scale, operating efficiencies and proprietary production technologies. In addition, we have a significant portfolio of strategic investments, including a number of ventures in North America, Europe and Asia. In aggregate, these strategic investments enjoy significant sales, earnings and cash flow. We have entered into these strategic investments in order to gain access to local markets, minimize costs and accelerate growth in areas we believe have significant future business potential.

We operate principally through four business segments: Chemical Products, Technical Polymers Ticona (“Ticona”), Acetate Products and Performance Products. For further detail on the business segments, see below “Summary by Business Segment” in the “Results of Operations” section of MD&A.

Financial Reporting Changes

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“123(R)”), effective for a company’s first fiscal year beginning after June 15, 2005. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) requires all stock-based compensation, including grants of stock options, to be recognized in the consolidated statement of earnings.

During the first quarter of 2006, we adopted SFAS No. 123(R). As a result, our net earnings for the three and six months ended June 30, 2006 was $3 million and $6 million, respectively, lower than if we had continued to account for share-based compensation under APB No. 25 and related interpretations. For additional details, see Note 16 to the unaudited interim notes to consolidated financial statements.

Results of Operations

Financial Highlights

	Three Months Ended				Six Months Ended
		% of		% of		% of		% of
	June 30, 2006	Net Sales	June 30, 2005	Net Sales	June 30, 2006	Net Sales	June 30, 2005	Net Sales
	(Unaudited)
	(In $ millions)

Statement of Operations Data:
Net sales	1,674	100.0%	1,506	100.0%	3,326	100.0%	2,984	100.0%
Gross profit	348	20.8%	341	22.6%	715	21.5%	713	23.9%
Special (charges) gains	(12)	(0.7)%	(27)	(1.8)%	(12)	(0.4)%	(65)	(2.2)%
Operating profit	163	9.7%	152	10.1%	360	10.8%	308	10.3%
Equity in net earnings of affiliates	18	1.1%	12	0.8%	39	1.2%	27	0.9%
Earnings from continuing operations before tax and minority interests	146	8.7%	123	8.2%	307	9.2%	136	4.6%
Earnings from continuing operations	103	6.2%	67	4.4%	219	6.6%	47	1.6%
Earnings from discontinued operations	—	—	—	—	1	0.0%	10	0.3%
Net earnings	103	6.2%	67	4.4%	220	6.6%	57	1.9%
Depreciation and amortization	73	4.4%	67	4.4%	143	4.3%	130	4.4%

	As of	As of
	June 30, 2006	December 31, 2005
	(In $ millions)
	(Unaudited)

Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	174	155
Plus: Long-term debt	3,320	3,282

Total debt	3,494	3,437

Summary of Consolidated Results for the Three and Six Months Ended June 30, 2006 compared to the Three and Six Months Ended June 30, 2005

Net Sales

Net sales for the three and six months ended June 30, 2006 increased 11% for both periods primarily due to the addition of net sales from Acetex of $146 million and $279 million for the three and six months ended June 30, 2006, respectively. Acetex was acquired in July 2005. An overall increase in pricing of 3%, driven by higher raw material and energy costs, contributed to the improvement in net sales for the six months ended June 30, 2006. The increase in net sales during the three months ended June 30, 2006 was driven primarily by increased volumes from our Ticona and Performance Products business segments. These increases resulted from increased market penetration from Ticona’s POM products, an improved business environment in Europe and continued growth in new and existing applications from our Sunett® sweetener. Overall, volumes were flat during the six months ended June 30, 2006.

Gross Profit

Gross profit decreased to 20.8% and 21.5% of net sales for the three and six months ended June 30, 2006, respectively, from 22.6% and 23.9% of net sales for the same periods in 2005. The decreases are primarily due to higher raw material and energy costs. Downstream products experienced margin recovery while price increases in basic products could not offset the increases in raw material costs. Downstream products are products driven by innovation and are typically priced based on their value to their customers rather than on supply and demand characteristics in the market. In addition, Ticona experienced a decline in average pricing due to a larger mix of sales from lower priced products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13% and 3% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The increase for the three months and six months ended June 30, 2006 is due to the addition of costs from the Acetex business, executive severance and legal costs associated with the Squeeze-Out of $13 million and $23 million, respectively, stock-based compensation expense of $4 million and $9 million, respectively, resulting from our adoption of SFAS No. 123(R) and $5 million and $10 million related to our long-term incentive plan. These increases are partially offset by ongoing cost savings initiatives from the Ticona and Acetate Products segments and lower costs due to the divestiture of the Cyclo-olefin Copolymer (“COC”) business.

Special (Charges) Gains

The components of special (charges) gains for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)
	(In $ millions)

Employee termination benefits	(9)	(6)	(11)	(8)
Plant/office closures	(2)	(1)	—	(2)

Total restructuring	(11)	(7)	(11)	(10)
Asset impairments	—	(24)	—	(24)
Insurance recoveries associated with plumbing cases	2	4	3	4
Other	(3)	—	(4)	(35)

Total special (charges) gains	(12)	(27)	(12)	(65)

Special (charges) gains decreased by $15 million and $53 million for the three and six months ended June 30, 2006 compared to the same periods in 2005. The decreases are due to the absence of asset impairment charges of $24 million recorded in the second quarter of 2005 related to the divestiture of our COC business. Also contributing to the decrease for the six months ended June 30, 2006 is the absence of $35 million related to the termination of advisor monitoring services recorded in 2005.

Operating Profit

Operating profit increased 7% and 17% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. This is principally driven by higher pricing, productivity improvements and lower special charges. The three and six months ended June 30, 2006 included operating profit from Acetex of $8 million and $12 million, respectively, which were not included in the same periods in 2005.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased 50% and 44% for the three and six months ended June 30, 2006 compared to the same periods in 2005. The increases are primarily due to improved performance from our Asian investments. Cash distributions received from equity affiliates increased by $9 million for the three months ended June 30, 2006 and decreased by $10 million for the six months ended June 30, 2006. The change is due to the timing of dividend receipts from Ticona’s high performance products ventures and Chemical Products’ methanol venture.

Interest Expense

Interest expense decreased 41% for the six months ended June 30, 2006 compared to the same period in 2005 and was relatively flat for the three months ended June 30, 2006 compared to the same period in 2005. The decrease for the six month period is primarily due to recording $28 million in 2005 related to accelerated amortization of deferred financing costs and $74 million in 2005 related to early redemption premiums associated with the partial redemption of the senior subordinated notes, senior discount notes and floating rate term loan.

Other Income (Expense), Net

Other income (expense), net increased 61% and 67% for the three and six months ended June 30, 2006 compared the same periods in 2005. The increases are primarily due to a decrease of $6 million and $13 million for the three and six months ended June 30, 2006, respectively, related to lower anticipated guaranteed payments to CAG minority shareholders due to our increased ownership in CAG. In addition, dividend income related to investments accounted for under the cost method increased by $32 million and $25 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. This is primarily driven by the timing of dividend receipts and higher dividends from our investments in recently expanded China ventures.

Income Taxes

Income taxes are recorded based on the estimated annual effective tax rate. As of June 30, 2006, the estimated annualized tax rate is 29%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2006 reflects earnings in low tax jurisdictions, a partial benefit for reversal of valuation allowance on 2006 projected U.S. income, and tax expense in certain non-U.S. jurisdictions. The U.S. net deferred tax asset is subject to a full valuation allowance, including $475 million that was recorded as a component of goodwill at the Acquisition. Reversal of that valuation allowance resulting from positive earnings or a change in judgment regarding the realizability of the net deferred tax asset are primarily reflected as a reduction of goodwill. Therefore, the effective tax rate reflects only a partial benefit for reversal of valuation allowance of approximately $3 million for the six months ended June 30, 2006.

For the three and six months ended June 30, 2006, we recorded tax expense of $42 million and $87 million, respectively, which resulted in a tax rate of 29% and 28%, respectively. For the three and six months ended June 30, 2005, we recorded tax expense of $43 million and $51 million, respectively, which resulted in a tax rate of 35% and 38% , respectively The effective tax rate in 2005 was significantly affected by the non-recognition of tax benefits associated with acquisition related expenses.

Earnings from Discontinued Operations

Earnings from discontinued operations primarily relates to Acetate Products’ filament business, which was discontinued during the fourth quarter of 2005. As a result, revenues and expenses related to the filament business line are reflected as a component of discontinued operations.

Selected Data by Business Segment

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2006	2005	in $	2006	2005	in $
	(In $ millions)
	(Unaudited)

Net Sales
Chemical Products	1,194	1,085	109	2,363	2,129	234
Technical Polymers Ticona	230	223	7	461	462	(1)
Acetate Products	176	172	4	343	337	6
Performance Products	48	47	1	97	94	3
Other Activities	68	8	60	129	20	109
Inter-segment Eliminations	(42)	(29)	(13)	(67)	(58)	(9)

Total Net Sales	1,674	1,506	168	3,326	2,984	342

Special (Charges) Gains
Chemical Products	(8)	(3)	(5)	(7)	(4)	(3)
Technical Polymers Ticona	2	(20)	22	4	(21)	25
Acetate Products	—	—	—	—	(1)	1
Performance Products	—	—	—	—	—	—
Other Activities	(6)	(4)	(2)	(9)	(39)	30

Total Special Charges	(12)	(27)	15	(12)	(65)	53

Operating Profit (Loss)
Chemical Products	141	155	(14)	303	332	(29)
Technical Polymers Ticona	38	5	33	79	44	35
Acetate Products	29	10	19	52	20	32
Performance Products	16	15	1	33	28	5
Other Activities	(61)	(33)	(28)	(107)	(116)	9

Total Operating Profit	163	152	11	360	308	52

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	157	149	8	328	342	(14)
Technical Polymers Ticona	53	22	31	109	73	36
Acetate Products	50	12	38	73	22	51
Performance Products	17	14	3	32	26	6
Other Activities	(131)	(74)	(57)	(235)	(327)	92

Total Earnings from Continuing Operations Before Tax and Minority Interests	146	123	23	307	136	171

Depreciation & Amortization
Chemical Products	41	39	2	79	73	6
Technical Polymers Ticona	16	14	2	32	29	3
Acetate Products	5	9	(4)	12	18	(6)
Performance Products	4	3	1	8	6	2
Other Activities	7	2	5	12	4	8

Total Depreciation & Amortization	73	67	6	143	130	13

Factors Affecting Second Quarter 2006 Segment Net Sales Compared to Second Quarter 2005

The charts below set forth the percentage increase (decrease) in net sales from the 2005 period attributable to each of the factors indicated in each of our business segments.

	Volume	Price	Currency	Other		Total
	(In percentages)

Chemical Products	1	1	1	7	(a)	10
Technical Polymers Ticona	7	(2)	0	(2	)(b)	3
Acetate Products	(5)	7	0	0		2
Performance Products	13	(11)	0	0		2

Total Company	2	0	0	9	(c)	11

(a) Includes net sales from the Acetex business, excluding AT Plastics

(b) Includes loss of sales related to the COC divestiture

(c) Includes the effects of AT Plastics and the captive insurance companies

Factors Affecting Six Months Ended 2006 Segment Net Sales Compared to Six Months Ended 2005

	Volume	Price	Currency	Other		Total
	(In percentages)

Chemical Products	0	4	(1)	8	(a)	11
Technical Polymers Ticona	4	0	(2)	(2	)(b)	0
Acetate Products	(5)	7	0	0		2
Performance Products	18	(11)	(4)	0		3

Total Company	0	3	(1)	9	(c)	11

(a) Includes net sales from the Acetex business, excluding AT Plastics

(b) Includes loss of sales related to the COC divestiture

(c) Includes the effects of AT Plastics and the captive insurance companies

Summary by Business Segment for the Three and Six Months Ended June 30, 2006 compared to the Three and Six Months Ended June 30, 2005

Chemical Products

	Three Months Ended			Six Months Ended
			Change			Change
	June 30, 2006	June 30, 2005	in $	June 30, 2006	June 30, 2005	in $
	(In $ millions)
	(Unaudited)

Net sales	1,194	1,085	109	2,363	2,129	234
Net sales variance:
Volume	1%			0%
Price	1%			4%
Currency	1%			(1)%
Other	7%			8%
Operating profit	141	155	(14)	303	332	(29)
Operating margin	11.8%	14.3%		12.8%	15.6%
Special (charges) gains	(8)	(3)	(5)	(7)	(4)	(3)
Earnings from continuing operations before tax and minority interests	157	149	8	328	342	(14)
Depreciation and amortization	41	39	2	79	73	6

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

Chemical Products’ net sales increased 10% and 11% for the three and six months ended June 30, 2006 compared to the same periods in 2005. The increases are primarily due to the inclusion of net sales from Acetex (excluding AT Plastics) during 2006 of $83 million and $161 million for the three and six months ended June 30, 2006, respectively. In addition, pricing increased for most products driven by higher raw material costs, particularly ethylene and natural gas. Acetic acid pricing declined in the second quarter of 2006 compared to record levels in the same period in 2005 driven by competitor outages. The competitor outages created a supply shortage, which resulted in price increases during the first six months of 2005. Overall, volumes increased 1% for the three months ended June 30, 2006 and were flat for the six months ended June 30, 2006 primarily due to modest increases in commodity chemicals, partially offset by lower emulsions sales in Europe.

Operating profit decreased 9% for the three and six months ended June 30, 2006 compared to the same period in 2005. The decreases are principally driven by higher raw material and energy costs. Downstream products experienced margin recovery while price increases in basic products did not offset the increases in raw material costs. Acetex (excluding AT Plastics) partially offset the decrease with operating profits of $10 million and $15 million for the three and six months ended June 30, 2006, respectively.

Earnings from continuing operations before tax and minority interests increased 5% for the three months ended June 30, 2006 and decreased 4% for the six months ended June 30, 2006 compared to the same period in 2005. The increase during the three months ended June 30, 2006 is primarily due to higher dividends from our cost investments and increased equity in net earnings from affiliates. The decrease for the six months ended June 30, 2006 is primarily due to decreased operating profit.

Technical Polymers Ticona

	Three Months Ended			Six Months Ended
			Change			Change
	June 30, 2006	June 30, 2005	in $	June 30, 2006	June 30, 2005	in $
	(In $ millions)
	(Unaudited)

Net sales	230	223	7	461	462	(1)
Net sales variance:
Volume	7%			4%
Price	(2)%			0%
Currency	0%			(2)%
Other	(2)%			(2)%
Operating profit	38	5	33	79	44	35
Operating margin	16.5%	2.2%		17.1%	9.5%
Special (charges) gains	2	(20)	22	4	(21)	25
Earnings from continuing operations before tax and minority interests	53	22	31	109	73	36
Depreciation and amortization	16	14	2	32	29	3

Our Ticona segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. The primary products of Ticona are POM, PBT and GUR, an ultra-high molecular weight polyethylene. POM and PBT are used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

Ticona’s net sales increased 3% for the three months ended June 30, 2006 and was flat for the six months ended June 30, 2006 compared to the same periods in 2005. The increase for the quarter is driven by 7% higher volumes, partially offset by 2% lower pricing and 2% reduced net sales due to the divestiture of the COC business in December 2005. Volumes increased in all business lines, particularly in POM, due to increased market penetration and a stronger business environment in Europe. Ticona experienced a decline in average pricing driven by a larger mix of sales from lower priced products. Improved volumes for the six months ended June 30, 2006 of 4% were offset by negative currency effects of 2% and the absence of sales from the COC business. During the three and six months ended June 30, 2005, COC recorded approximately $4 million and $10 million, respectively, in net sales.

Operating profit increased significantly for the three and six months ended June 30, 2006 compared to the same periods in 2005, as improved net sales more than offset higher raw material and energy costs. Also contributing to the increases are positive effects from the exit of the COC business (including a reduction in special charges due to the 2005 asset impairment charge of $24 million), productivity improvements and lower spending due to an organizational redesign. During the three and six months ended June 30, 2005, COC recorded approximately $32 million and $35 million, respectively, in operating loss, which includes asset impairments.

Earnings from continuing operations before tax and minority interests increased 141% and 49% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The increases are primarily due to the increases in operating profit. Equity in net earnings of affiliates remained flat for the three and six months ended June 30, 2006 compared to the same periods in 2005.

Acetate Products

	Three Months Ended			Six Months Ended
			Change			Change
	June 30, 2006	June 30, 2005	in $	June 30, 2006	June 30, 2005	in $
	(In $ millions)
	(Unaudited)

Net sales	176	172	4	343	337	6
Net sales variance:
Volume	(5)%			(5)%
Price	7%			7%
Currency	0%			0%
Other	0%			0%
Operating profit	29	10	19	52	20	32
Operating margin	16.5%	5.8%		15.2%	5.9%
Special (charges) gains	—	—	—	—	(1)	1
Earnings from continuing operations before tax and minority interests	50	12	38	73	22	51
Depreciation and amortization	5	9	(4)	12	18	(6)

Our Acetate Products segment primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake which is processed into acetate fiber in the form of a tow band.

Acetate Products’ net sales increased 2% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 as higher prices more than offset lower volumes. The lower volumes were a result of shutting down our Canadian tow plant which was partially offset by an increase in flake volumes to our recently expanded China tow ventures.

Operating profit increased 190% and 160% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Higher pricing and savings from restructuring and productivity improvements more than offset lower overall sales volumes and higher raw material and energy costs. In addition, depreciation and amortization decreased $4 million and $6 million for the three and six months ended June 30, 2006, respectively, primarily due to a charge in 2005 related to additions to asset retirement obligations.

Earnings from continuing operations before tax and minority interests benefited from the higher operating profits in addition to higher dividends from our recently expanded China ventures.

Performance Products

	Three Months Ended			Six Months Ended
			Change			Change
	June 30, 2006	June 30, 2005	in $	June 30, 2006	June 30, 2005	in $
	(In $ millions)
	(Unaudited)

Net sales	48	47	1	97	94	3
Net sales variance:
Volume	13%			18%
Price	(11)%			(11)%
Currency	0%			(4)%
Other	0%			0%
Operating profit	16	15	1	33	28	5
Operating margin	33.3%	31.9%		34.0%	29.8%
Special (charges) gains	—	—	—	—	—	—
Earnings from continuing operations before tax and minority interests	17	14	3	32	26	6
Depreciation and amortization	4	3	1	8	6	2

The Performance Products segment operates under the trade name of Nutrinova and produces and sells Sunett® high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Performance Products’ net sales increased 2% and 3% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. A 13% and 18% improvement in volumes for the three and six months ended June 30, 2006, respectively, were partially offset by 11% in lower pricing for both periods. Volumes increased from the Sunett sweetener for both the three and six months ended June 30, 2006. The Sweetener business showed strong volume growth due to pipeline fill at our customers associated with new product launches, as well as stronger demand driven by the warm season in Europe and North America. Volume growth is expected to come down to more normal single digit rates in the second half of 2006. Pricing for Sunett declined for both periods due to lower unit selling prices associated with higher volumes to our major customers. Pricing for Sorbates decreased marginally during the second quarter of 2006, although worldwide overcapacity still prevailed in the industry.

Earnings from continuing operations before tax and minority interests increased for the three and six months ended June 30, 2006 primarily due to the improved operating profit.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies and the AT Plastics business.

Net sales for Other Activities increased significantly to $68 million and $129 million for the three and six months ended June 30, 2006, respectively, from $8 million and $20 million, respectively, for the same periods in 2005. The increases are primarily due to the addition of $63 million and $118 million in net sales from the AT Plastics business for the three and six months ended June 30, 2006, respectively. The increases are partially offset by a $2 million and $8 million decrease in net sales for the three and six months ended June 30, 2006, respectively, resulting from the sale of PBI and the Vectran product lines during the second quarter of 2005.

The operating loss for Other Activities increased by $28 million for the three months ended June 30, 2006 and decreased by $9 million for the six months ended June 30, 2006 compared to the same periods in 2005. The increase for the quarter is largely due to executive severance and legal costs associated with the Squeeze-Out of $13 million, stock-based compensation expense of $4 million resulting from our adoption of SFAS No. 123(R) and $5 million related to our long-term incentive plan. The decrease for the six months ended June 30, 2006 is largely due to the absence of $35 million related to the termination of advisor monitoring services recorded during the first quarter of 2005 and a $5 million accrual reversal related to a potential venture. This decrease is partially offset by executive severance and legal costs associated with the Squeeze-Out of $23 million, stock-based compensation expense of $9 million resulting from our adoption of SFAS No. 123(R) and $10 million related to our long-term incentive plan.

Loss from continuing operations before tax and minority interests increased by $57 million for the three months ended June 30, 2006 and decreased by $92 million for the six months ended June 30, 2006 compared to the same periods in 2005. The increase for the quarter is primarily due to the increases previously discussed above within this segment and an increase in interest expense as a result of adverse changes in currency translation rates on euro denominated debt. The decrease for the six months ended June 30, 2006 is primarily due to the decrease in operating losses previously discussed above within this segment and a decrease in interest expense of $100 million. The decrease in interest expense is primarily due to recording $28 million in 2005 related to accelerated amortization of deferred financing costs and $74 million in 2005 related to early redemption premiums associated with the partial redemption of the senior subordinated notes, senior discount notes and floating rate term loan recorded in 2005.

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

Cash Flows

Cash and cash equivalents at June 30, 2006 were $354 million, which was a decrease of $36 million from December 31, 2005. See below for details on the change in cash and cash equivalents from December 31, 2005.

Net Cash Provided by Operating Activities

Cash flow from operating activities decreased to a cash inflow of $144 million for the six months June 30, 2006 compared to a cash inflow of $190 million for the same period in 2005. The decrease is due to a $37 million increase in cash used by our operating assets and liabilities driven by higher trade and other receivables and lower trade payables. The change in receivables is due to higher net sales and the decrease in trade payables is due to the timing of payments.

Net Cash Used in Investing Activities

Net cash from investing activities resulted in a cash outflow of $141 million for the six months ended June 30, 2006 compared to a cash outflow of $138 million for the same period in 2005. The increase in cash outflow is due to a $29 million increase in capital expenditures, a $42 million increase in restricted cash in 2006, $75 million in net proceeds received in 2005 for the disposal of discontinued operations and a $66 million decrease in net proceeds from the sale and purchase of marketable securities, partially offset by acquisition related costs of $224 million in 2005.

Our capital expenditures were $115 million and $86 million for the six months ended June 30, 2006 and 2005, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures in 2006 and 2005 included costs for the expansion of our Nanjing, China site into an integrated chemical complex. Capital expenditures are expected to be approximately $250 million for 2006.

Net Cash (Used in)/Provided by Financing Activities

Net cash from financing activities decreased to a cash outflow of $51 million for the six months ended June 30, 2006 compared to a cash inflow of $168 million for the same period in 2005. The cash inflow in 2005 primarily relates to the following major financing activities:

•	Borrowings under the term loan facility of $1,135 million.

•	Distribution to Series B shareholders of $804 million.

•	Redemption and related premiums of the senior subordinated notes of $572 million and senior discount notes of $207 million.

•	Proceeds from the issuances of common stock of $752 million, net and preferred stock of $233 million, net.

•	Repayment of floating rate term loan, including related premium, of $354 million.

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

Debt and Capital

In 2005, we issued 9,600,000 share of liquidation preference preferred stock for proceeds of $240 million. Holders of the preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available therefor, cash dividends at the rate of 4.25% per annum (or $1.06 per share), payable quarterly in arrears, which commenced on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. As of June 30, 2006, the dividend is expected to result in an annual payment of approximately $10 million. Unpaid declared dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into shares of our Series A common stock at a conversion rate of approximately 1.25 shares of our Series A common stock per $25.00 liquidation preference of the preferred stock. During the six months ended June 30, 2006, we paid $5 million in dividends on our preferred stock. On July 5, 2006 we declared a $3 million cash dividend on our convertible preferred stock which was paid on August 1, 2006.

In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our Board of Directors in its sole discretion determines otherwise. During the six months ended June 30, 2006, we paid $13 million in aggregate dividends on our Series A common stock and on July 5, 2006 we declared a $6 million cash dividend which was paid on August 1, 2006. Based upon the number of outstanding shares as of June 30, 2006, the anticipated annual cash dividend payment is approximately $25 million. However, there is no assurance that sufficient cash will be available to pay such dividend.

On May 9, 2006, we registered shares of our Series A common stock, shares of our preferred stock and depository shares pursuant to our new universal shelf registration statement on Form S-3, filed with the SEC on May 9, 2006. On May 9, 2006, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. sold 35,000,000 shares of Series A common stock through a public secondary offering and granted to the underwriter an over-allotment option to purchase up to an additional 5,250,000 shares of our Series A common stock. The underwriter did not exercise the over-allotment option. We did not receive any of the proceeds from the offering. The transaction closed on May 15, 2006. The Company incurred approximately $2 million of fees related to this transaction.

As of June 30, 2006, we had total debt of $3,494 million compared to $3,437 million as of December 31, 2005. We were in compliance with all of the financial covenants related to our debt agreements as of June 30, 2006.

Contractual Debt Obligations.  The following table sets forth our fixed contractual debt obligations as of June 30, 2006:

		Remaining	2007-	2009-	2011 and
Fixed Contractual Debt Obligations	Total	2006	2008	2010	Thereafter
	(In $ millions)

Term Loan Facilities	1,718	9	35	35	1,639
Interest Payments on Debt(4)	1,911	122	480	519	790
Senior Subordinated Notes(1)	962	—	—	—	962
Senior Discount Notes(2)	554	—	—	—	554
Other Debt(3)	414	146	19	39	210

Total Fixed Contractual Debt Obligations	5,559	277	534	593	4,155

(1)	Does not include $3 million of premium.

(2)	Reflects the accreted value of the notes at maturity of $155 million.

(3)	Does not include a $2 million reduction due to purchase accounting.

(4)	For future interest expenses, we assumed no change in variable rates. (See Note 10 for the applicable interest rates).

Senior Credit Facilities.  As of June 30, 2006, the senior credit facilities of $2,546 million consist of a term loan facility of $1,718 million, a revolving credit facility of $600 million and a credit-linked revolving facility of $228 million.

Term loan facility — Subsequent to the consummation of the initial public offering in January 2005, we entered into amended and restated senior credit facilities which increased the term loan facility. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our immediately previous senior credit facilities. As of June 30, 2006, the term loan facility had a balance of $1,718 million, which matures in 2011. On July 11, 2006, management decided to pay down approximately $100 million of the Senior Term Loan facility and such amount was paid on July 14, 2006. The Company also expensed approximately $1 million of unamortized deferred financing costs in July 2006 related to this pay down.

Revolving credit facility — The revolving credit facility, through a syndication of banks, provides for borrowings up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice. As of June 30, 2006, there were no borrowings under the revolving credit facility; however, $68 million of letters of credit had been issued under the facility; accordingly, $532 million remained available for borrowing.

Credit-linked revolving facility — The $228 million credit-linked facility matures in 2009 and provides borrowing capacity for the issuance of letters of credit. As of June 30, 2006, $215 million of letters of credit had been issued under the facility and $13 million was available for borrowing.

Substantially all of the assets of Celanese Holdings LLC (“Celanese Holdings”), the direct parent of BCP Crystal, and subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these senior credit facilities.

During the three months ended June 30, 2006, we entered into two fifteen year take or pay contracts with an annual commitment of approximately $6 million.

Deferred compensation

In December 2004, we approved a deferred compensation plan for our executive officers and key employees. The deferred compensation plan has an aggregate maximum amount payable of $192 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $163 million (of which $13 million has been accrued at June 30, 2006 related to the accelerated vesting of certain participants in the plan) is subject to downward adjustment if the price of our Series A common stock falls below the initial public offering price and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in the Company with at least a 25% cash internal rate of return on their equity interest. Should the payout be triggered we will fund the payable with either existing cash, or borrowings from the revolving credit facility, or a combination thereof. Upon the occurrence of the triggering events mentioned in this paragraph, the amount vested and payable under the plan for 2005 would be approximately $50 million.

Domination Agreement and Squeeze-Out

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004. See further details in our 2005 Annual Report on Form 10-K which was filed with the SEC on March 31, 2006.

On May 30, 2006, we announced that the fair cash compensation in relation to the transfer of shares held by the minority shareholders is set at €66.99 per share. The total amount of funds necessary to purchase such outstanding shares under the current offer of €66.99 per share is approximately €62 million.

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

On June 1, 2006, the guaranteed dividend (Ausgleichszahlung) for the fiscal year ended on September 30, 2005, which amounted to €3 million ($3 million), was paid. In addition, pursuant to a settlement agreement entered into with plaintiff shareholders in March 2006, the Purchaser paid €1 million ($1 million) on June 30, 2006, the guaranteed dividend (Ausgleichszahlung) for the fiscal year ending on September 30, 2006, to those shareholders who signed a letter waiving any further rights with respect to such guaranteed dividend (Ausgleichszahlung) that ordinarily would become due after next year’s annual general meeting. The remaining liability at June 30, 2006 to be paid in 2007 for CAG’s 2006 fiscal year is €2 million ($2 million).

While the Domination Agreement is operative, the Purchaser is required to compensate CAG for any statutory annual loss incurred by CAG, the dominated entity, at the end of its fiscal year when the loss was incurred. If the Purchaser were obligated to make cash payments to CAG to cover an annual loss, the Purchaser may not have sufficient funds to pay interest when due and, unless the Purchaser is able to obtain funds from a source other than annual profits of CAG, the Purchaser may not be able to satisfy its obligation to fund such shortfall. The Purchaser was not obligated to compensate CAG for the period October 1, 2004 to September 30, 2005 because CAG did not incur a loss during this period. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009.

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

We describe our significant accounting policies in Note 4, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2005. We discuss our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K as of and for the year ended December 31, 2005.

There have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2005 with the SEC on March 31, 2006.

Recent Accounting Pronouncements

See Note 5 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q for discussion of new accounting pronouncements.

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

Market risk for our Company has not changed significantly from the foreign exchange, interest rate, and commodity risks disclosed in Item 7A of our Annual Report on Form 10-K as of and for the year ended December 31, 2005.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Celanese Corporation (“Celanese”) maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in Celanese’s reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2006, Celanese’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of Celanese’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in Celanese’s internal control over financial reporting that occurred during the second quarter 2006 that has materially affected Celanese’s internal control over financial reporting.

In September 2005, we identified a significant deficiency in internal controls relating to sales to countries and other parties that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. This significant deficiency was identified as a result of an internal investigation that was initiated in connection with the SEC review of a registration statement. We have taken corrective actions which include a directive to senior business leaders stating that they are prohibited from selling products into certain countries subject to these trade restrictions, accounting systems modifications that restrict the initiation of purchase orders and shipment of products to these countries, and the enhancement of the business conduct policy training in the area of export control.

The Company, in conjunction with outside counsel, has concluded an internal investigation of the facts and circumstances surrounding the illegal export issues. As a result of this investigation, the Company has terminated an employee and liquidated our subsidiary in Turkey. We have communicated the results of our investigation to the federal authorities responsible for these matters.

As of June 30, 2006, we believe that we have taken the necessary actions to remediate this significant deficiency.

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

Plumbing Actions

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K as of and for the year ended December 31, 2005, occurred during the six months ended June 30, 2006. For a summary of the history and current status of these matters, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Sorbates Antitrust Actions

No material developments regarding this matter, previously reported in the Annual Report on Form 10-K as of and for the year ended December 31, 2005, occurred during the six months ended June 30, 2006. For a summary of the history and current status of these matters, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Shareholder Litigation

On March 6, 2006, the Purchaser and CAG signed a settlement agreement settling the ten actions filed in August 2004 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the plaintiffs agreed to withdraw the actions to which they are a party and to recognize the validity of the Domination Agreement in exchange for the Purchaser to pay at least €51.00 per share as cash consideration to each shareholder who will cease to be a shareholder in the context of the Squeeze-Out. The Purchaser further agreed to make early payment of the guaranteed annual payment (Ausgleich) pursuant to the Domination Agreement for the financial year 2005/2006, ending on September 30, 2006. Such guaranteed annual payment normally would have come due following the annual general meeting in 2007; however, pursuant to the Settlement Agreement, it had to be made on the first banking day following CAG’s annual general meeting that took place on May 30, 2006. To receive the early compensation payment, the respective minority shareholder had to declare that (i) their claim for payment of compensation for the financial year 2005/2006 pursuant to the Domination Agreement is settled by such early payment and that (ii) in this respect, they indemnify the Purchaser against compensation claims by any legal successors to their shares. For a summary of the history and current status of these matters, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Other Matters

No material developments regarding these matters, previously reported in the Annual Report on Form 10-K as of and for the year ended December 31, 2005, occurred during the six months ended June 30, 2006. For a summary of the history and current status of these matters, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Item 1A.	Risk Factors

Except for the following risk factors listed below, there have been no material revisions to the “Risk factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2005 with the SEC on March 31, 2006.

Because our Sponsor will continue to be able to significantly influence us as long as it holds at least 25% of the total voting power of our Series A common stock, the influence of our public shareholders over significant corporate actions may be limited, and conflicts of interest between our Sponsor and us or you could arise in the future.

As a result of our Sponsor’s sale of 35,000,000 shares of our Series A common stock in May 2006, our Sponsor beneficially owns (or have a right to acquire) approximately 31.6% of our outstanding Series A common stock. Under the terms of the stockholders’ agreement between us and certain of the Original Shareholders that are affiliates of the Sponsor, such Original Shareholders are also entitled to designate all nominees for election to our board of directors for so long as they hold at least 25% of the total voting power of our Series A common stock. Thereafter, although our Sponsor will not have an explicit contractual right to do so, it may still nominate directors in its capacity as a stockholder. See “Certain Relationships and Related Party Transactions — Shareholders’ Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated by reference herein. As a result, our Sponsor, through its control over the composition of our board of directors and its control of a significant percentage of the voting power of our Series A common stock, will continue to have significant influence or effective control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of equityholders, regardless of whether or not other equityholders believe that any such transaction is in their own best interests. For example, our Sponsor effectively could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, our Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsor may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsor continues to own a significant amount of our equity, it will continue to be able to significantly influence or effectively control our decisions.

The disposition by the Original Blackstone Shareholders of at least 90% of their equity interest will satisfy a vesting condition under our deferred compensation plan.

In December 2004, we approved, among other incentive and retention programs, a deferred compensation plan for executive officers and key employees. The programs were intended to align management performance with the creation of shareholder value. The deferred compensation plan has an aggregate maximum amount payable of $192 million over five years ending in 2009. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $163 million (of which $13 million has been accrued at June 30, 2006 related to the accelerated vesting of certain participants in the plan) is subject to downward adjustment if the price of our Series A common stock falls below the January 2005 initial public offering price of $16.00 and vests as follows: (i) a portion (ranging from 26% to 37%, depending on the participant) will vest annually over the next four years based on continued employment with us and the occurrence of a sale or other disposition by the Original Blackstone Shareholders of at least 90% of its equity interest in us, in which the Original Blackstone Shareholders receive at least a 25% cash internal rate of return on their equity interest (a “Qualifying Sale”) and (ii) the balance of the remaining amount payable will vest annually based on the achievement of specified performance criteria, including meeting annual earnings and cash flow targets, and the occurrence of a Qualifying Sale. The Original Blackstone Shareholders have an equity interest of approximately 31.6%. At this point, it is likely that a disposition by the Original Blackstone Shareholders of at least 90% of their equity interest will be a Qualifying Sale. Upon the occurrence of a Qualifying Sale, the amount vested and payable under the plan for 2005 would be approximately $50 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 2, 2006. During this meeting, our shareholders were asked to consider and vote upon two proposals: 1) to elect four Class II Directors to our Board of Directors to serve for a term which expires at the annual meeting of shareholders in 2009 or until their successors are duly elected and qualified, and 2) to ratify the appointment of our independent registered public accounting firm. James A. Quella and Daniel S. Sanders continue to serve as Class I Directors whose term expires at the annual meeting of shareholders in 2008 and Chinh E. Chu, Benjamin J. Jenkins and David N. Weidman continue to serve as Class III Directors whose terms expire at the annual meeting of shareholders in 2007, or until their successors are duly elected and qualified.

On the record date of March 6, 2006, there were 158,562,161 shares of Class A Common Stock issued and outstanding and entitled to be voted at the annual meeting, if represented. There were no “broker non-votes”. For each proposal, the results of the shareholder voting were as follows:

	Votes For	Votes Withheld

1. Election of the director nominees to serve in Class II, for a term which expires at the Annual Meeting of Shareholders in 2009, or until their successors are duly elected and qualified, as follows:
David F. Hoffmeister	148,791,723	1,055,006
James E. Barlett	148,912,050	934,679
Anjan Mukherjee	135,295,313	14,551,416
Paul H. O’Neill	139,065,474	10,781,255

	Votes For	Votes Against	Abstain
2. Ratification of appointment of KPMG LLP as our independent registered public accounting firm	149,797,115	43,540	6,074

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005).
3.2	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124049-01) filed with the SEC on April 13, 2005).
3.3	Certificate of Designations of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005).
4.1	Form of certificate of Series A common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-120187) (the “Form S-1”) filed with the SEC on January 19, 2005).
4.2	Form of certificate of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Form S-1 filed with the SEC on January 13, 2005).
4.3	Third Amended and Restated Shareholders’ Agreement, dated as of October 31, 2005, among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement filed on Form S-1 (File No. 333-127902) filed with the SEC on November 1, 2005).

Exhibit
Number	Description

4.4	Amended and Restated Registration Rights Agreement, dated as of January 26, 2005, among Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3, BA Capital Investors Sidecar Fund, L.P. and Celanese Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005).
4.5	Amendment No. 1 to the Third Amended and Restated Shareholders’ Agreement, dated November 14, 2005, by and among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3, and BA Capital Investors Sidecar Fund, L.P. (incorporated by reference to Current Report on Form 8-K, filed with the SEC on November 18, 2005).
4.6	Amendment No. 2, dated March 30, 2006, to the Third Amended and Restated Shareholders’ Agreement, dated as of October 31, 2005, as amended (the “Agreement”), by and among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1 (“BCP 1”), Blackstone Capital Partners (Cayman) Ltd. 2 (“BCP 2”), Blackstone Capital Partners (Cayman) Ltd. 3 (“BCP 3” and, together with BCP 1 and BCP 2 and their respective successors and permitted assigns, the “Blackstone Entities”) and BA Capital Investors Sidecar Fund, L.P., a Cayman Islands limited partnership (“BACI”) (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on March 31, 2006).
10.28	Non-qualified Stock Option Agreement, dated May 16, 2006, between Celanese Corporation and non-employee director David F. Hoffmeister (filed herewith).
10.29	Separation Agreement, dated June 30, 2006, between Celanese Corporation, Celanese AG and Celanese Corporation Executive Vice President and Chief Administrative Officer, Andreas Pohlmann (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on June 30, 2006).
12	Computation of ratio of earnings to fixed charges (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: August 2, 2006

By:	/s/ John J. Gallagher III
Name: John J. Gallagher III

Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2006