Form 10-Q
period 2006-09-30
Celanese CORP
filed 2006-11-01
CIK 1306830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of October 21, 2006 was 158,628,846.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended September 30, 2006

			Page

Part I Financial Information
Item 1.	Financial Statements
	a)	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005	2
	b)	Unaudited Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3
	c)	Unaudited Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2006	4
	d)	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	5
	e)	Notes to the Unaudited Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		44
Item 3.	Quantitative and Qualitative Disclosures about Market Risk		60
Item 4.	Controls and Procedures		61

Part II Other Information
Item 1.	Legal Proceedings		62
Item 1A.	Risk Factors		63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		64
Item 3.	Defaults Upon Senior Securities		64
Item 4.	Submission of Matters to a Vote of Security Holders		64
Item 5.	Other Information		64
Item 6.	Exhibits		64
Signatures			66
Certifications			67
EX-10.28: NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.29: NON-QUALIFIED STOCK OPTION AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In $ millions, except for share and per share data)

Net sales	1,685	1,526	5,000	4,493
Cost of sales	(1,318)	(1,240)	(3,916)	(3,491)

Gross profit	367	286	1,084	1,002
Selling, general and administrative expenses	(147)	(144)	(452)	(438)
Research and development expenses	(16)	(22)	(52)	(68)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	—	—	3	4
Restructuring, impairment and other (charges) gains, net	—	(24)	(15)	(93)
Foreign exchange loss, net	(2)	(2)	(3)	—
Gain (loss) on disposition of assets, net	(2)	1	(3)	(1)

Operating profit	200	95	562	406
Equity in net earnings of affiliates	20	21	59	48
Interest expense	(74)	(72)	(218)	(316)
Interest income	9	7	26	31
Other income, net	26	26	61	47

Earnings from continuing operations before tax and minority interests	181	77	490	216
Income tax provision	(72)	(27)	(159)	(79)

Earnings from continuing operations before minority interests	109	50	331	137
Minority interests	(2)	(3)	(3)	(41)

Earnings from continuing operations	107	47	328	96
Earnings (loss) from operation of discontinued operations	2	(2)	1	6

Net earnings	109	45	329	102
Cumulative declared preferred stock dividend	(3)	(3)	(8)	(7)

Net earnings available to common shareholders	106	42	321	95

Earnings (loss) per common share — basic:
Continuing operations	0.66	0.27	2.01	0.58
Discontinued operations	0.01	(0.01)	0.01	0.04

Net earnings available to common shareholders	0.67	0.26	2.02	0.62

Earnings (loss) per common share — diluted:
Continuing operations	0.63	0.27	1.91	0.58
Discontinued operations	0.01	(0.01)	0.01	0.04

Net earnings available to common shareholders	0.64	0.26	1.92	0.62

Weighted average shares — basic	158,609,246	158,546,594	158,578,083	153,001,360
Weighted average shares — diluted	171,176,126	171,930,270	171,577,553	153,536,802

See the accompanying notes to the unaudited interim consolidated financial statements

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2006	2005
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	513	390
Restricted cash	44	—
Receivables:
Trade receivables, net	987	919
Other receivables	552	481
Inventories	639	650
Deferred income taxes	37	37
Other assets	68	91

Total current assets	2,840	2,568

Investments	787	775
Property, plant and equipment, net of accumulated depreciation of $582 million and $444 million as of September 30, 2006 and December 31, 2005, respectively	2,085	2,036
Deferred income taxes	85	139
Other assets	484	497
Goodwill	876	949
Intangible assets, net	469	481

Total assets	7,626	7,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	205	155
Trade payables — third party and affiliates	741	811
Other current liabilities	726	787
Deferred income taxes	27	36
Income taxes payable	248	224

Total current liabilities	1,947	2,013

Long-term debt	3,244	3,282
Deferred income taxes	300	285
Benefit obligations	1,070	1,126
Other liabilities	449	440
Minority interests	70	64
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 9,600,000 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized and 158,628,846 issued and outstanding as of September 30, 2006 and 158,562,161 issued and outstanding as of December 31, 2005	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	356	337
Retained earnings	326	24
Accumulated other comprehensive income (loss), net	(136)	(126)

Total shareholders’ equity	546	235

Total liabilities and shareholders’ equity	7,626	7,445

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

							Accumulated
							Other
	Preferred Stock		Series A Common Stock		Additional		Comprehensive	Total
	Number of	Par	Number of		Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Value	Shares	Par Value	Capital	Earnings	Net	Equity
	(In $ millions, except share amounts)

Balance at December 31, 2005	9,600,000	—	158,562,161	—	337	24	(126)	235
Issuance of shares related to stock option exercises	—	—	66,685	—	1	—	—	1
Comprehensive income (loss), net of tax:
Net earnings	—	—	—	—	—	329	—	329
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	—	—	—	6	6
Unrealized gain on derivative contracts	—	—	—	—	—	—	1	1
Additional minimum pension liability	—	—	—	—	—	—	15	15
Foreign currency translation	—	—	—	—	—	—	(32)	(32)

Other comprehensive income (loss)	—	—	—	—	—	—	(10)	(10)

Comprehensive income	—	—	—	—	—	—	—	319
Indemnification of demerger liability	—	—	—	—	3	—	—	3
Common stock dividends	—	—	—	—	—	(19)	—	(19)
Preferred stock dividends	—	—	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	—	—	15	—	—	15

Balance at September 30, 2006	9,600,000	—	158,628,846	—	356	326	(136)	546

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(In $ millions)

Operating activities:
Net earnings	329	102
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Other (charges) gains, net of amounts used	(34)	10
Stock-based compensation	15	—
Depreciation	153	153
Amortization of intangibles and other assets	60	47
Amortization of deferred financing fees	8	38
Accretion of senior discount notes	30	30
Premium paid on early redemption of debt	—	74
Guaranteed annual payment	(4)	—
Change in equity of affiliates	(7)	12
Deferred income taxes	91	(15)
Loss on disposition of assets, net	1	1
Minority interests	3	41
Operating cash provided by discontinued operations	5	32
Changes in operating assets and liabilities:
Trade receivables, net	(37)	(34)
Other receivables	(44)	48
Prepaid expenses	13	(15)
Inventories	18	40
Trade payables — third party and affiliates	(88)	(63)
Benefit obligations	(51)	(16)
Other liabilities	(63)	(1)
Income taxes payable	17	25
Other, net	—	4

Net cash provided by operating activities	415	513
Investing activities:
Capital expenditures on property, plant and equipment	(176)	(132)
Acquisition of CAG, net of cash acquired	—	(397)
Fees associated with acquisitions	—	(27)
Acquisition of Vinamul, net of cash reimbursed	—	(208)
Acquisition of Acetex, net of cash acquired	—	(216)
Proceeds from sale of assets	11	40
Advances to (from) affiliates, net	(6)	8
Net proceeds from disposal of discontinued operations	—	75
Proceeds from sale of marketable securities	78	179
Purchases of marketable securities	(56)	(105)
Increase in restricted cash	(42)	—
Other, net	(2)	5

Net cash used in investing activities	(193)	(778)
Financing activities:
Redemption of senior subordinated notes, including related premium	—	(572)
Repayment of floating rate term loan, including related premium	—	(354)
Borrowings under term loan facility	—	1,135
Proceeds from issuance of Series A common stock, net	—	752
Proceeds from issuance of preferred stock, net	—	233
Proceeds from issuance of discounted common stock	—	12
Redemption of senior discount notes, including related premium	—	(207)
Redemption of Acetex bonds	—	(280)
Distribution to Series B shareholders	—	(804)
Short-term borrowings (repayments), net	12	18
Proceeds from long-term debt	25	22
Payments of long-term debt	(120)	(14)
Fees associated with financings	—	(8)
Stock option exercises	1	—
Dividend payments on preferred stock	(8)	(5)
Dividend payments on common stock	(19)	(6)

Net cash used in financing activities	(109)	(78)
Exchange rate effects on cash and cash equivalents	10	(94)

Net increase (decrease) in cash and cash equivalents	123	(437)
Cash and cash equivalents at beginning of period	390	838

Cash and cash equivalents at end of period	513	401

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

Basis of Presentation

In this Quarterly Report on Form 10-Q, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “BCP Crystal” refers to the Company’s subsidiary BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to the Company’s subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms “Sponsor” and “Advisor” refer to certain affiliates of The Blackstone Group.

As used in this document, the term “CAG” refers to (i) prior to the Organizational Restructuring (as defined in Note 3 below), Celanese AG and Celanese Americas Corporation (“CAC”), their consolidated subsidiaries, their non-consolidated subsidiaries, ventures and other investments, and (ii) following the Organizational Restructuring, Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments, except that with respect to shareholder and similar matters where the context indicates, “CAG” refers to Celanese AG.

The unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2006 and the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2005 contained in this Quarterly Report (collectively, the “Unaudited Interim Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for all periods presented. The Unaudited Interim Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

In the opinion of management, the accompanying unaudited consolidated balance sheets and related interim consolidated statements of operations, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These Unaudited Interim Consolidated Financial Statements should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2005, as filed with the SEC on Form 10-K.

Operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year.

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. The more significant estimates pertain to purchase price allocations, impairments of intangible assets and other long-lived assets, restructuring costs and other (charges)

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains, net, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.

Restricted Cash

At September 30, 2006, the Company has $44 million of restricted cash. The restricted cash is not available for use by the Company in its operations but rather serves to provide security that the Company will fulfill certain of its obligations. The cash is held in custody by a bank and is restricted as to withdrawal or use but will be released to the Company upon the completion of certain future events.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period’s presentation. The reclassifications had no material effect on the unaudited consolidated statements of operations, statements of cash flows or shareholders’ equity as previously reported.

2.	Acquisition of Celanese AG

On April 6, 2004, the Purchaser, an indirect wholly owned subsidiary of the Company, acquired approximately 84% of the ordinary shares of Celanese AG, excluding treasury shares (“CAG Shares”), pursuant to a voluntary tender offer commenced in February 2004. The CAG Shares were acquired at a price of €32.50 per share or an aggregate purchase price of $1,693 million, including direct acquisition costs of $69 million (the “Acquisition”). In August 2005, the Company acquired additional CAG shares pursuant to either i) the mandatory offer (See Note 3) commenced in September 2004 that will remain open until two months following the final resolution of the minority shareholder award proceedings pending in German courts or ii) the purchase of CAG shares as described below. On November 3, 2005, the Company’s Board of Directors approved commencement of the process for effecting a Squeeze-Out (as defined below) of the remaining shareholders. As of September 30, 2006 and December 31, 2005, the Purchaser’s ownership percentage was approximately 98%.

Acquisition of Additional CAG Shares

On August 24, 2005, the Purchaser acquired 5.9 million, or approximately 12%, of the outstanding CAG shares from two shareholders for €302 million ($369 million). The Company also paid to such shareholders €12 million ($15 million) in consideration for the settlement of certain claims and for such shareholders agreeing to, among other things, (1) accept the shareholders’ resolutions passed at the extraordinary general meeting of CAG held on July 30 and 31, 2004 and the annual general meeting of CAG held on May 19 and 20, 2005, (2) acknowledge the legal effectiveness of the Domination Agreement (as defined in Note 3), (3) irrevocably withdraw and abandon all actions, applications and appeals each brought or joined in legal proceedings related to, among other things, challenging the effectiveness of the Domination Agreement and amount of fair cash compensation offered by the Purchaser in the mandatory offer required by Section 305(1) of the German Stock Corporation Act, (4) refrain from acquiring any CAG shares or any other investment in CAG, and (5) refrain from taking any future legal action with respect to shareholder resolutions or corporate actions of CAG. The Purchaser paid aggregate consideration of €314 million ($384 million) for the additional CAG shares using available cash.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mandatory offer will remain open for two months following final resolution of the award proceedings pending in German courts.

Pro Forma Information

The following pro forma information for the three and nine months ended September 30, 2005 was prepared as if the subsequent acquisition of additional CAG shares during 2005 had occurred as of the beginning of such period:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In $ millions)

Net sales	1,526	4,493
Operating profit	100	407
Net earnings	54	143

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

Squeeze-Out

Because the Company owns shares representing more than 95% of the registered ordinary share capital (excluding treasury shares) of CAG, the Company exercised its right, as permitted under German law, to the transfer of the shares owned by the outstanding minority shareholders of CAG in exchange for fair cash compensation (the “Squeeze-Out”). The Squeeze-Out was approved by the affirmative vote of the majority of the votes cast at CAG’s annual general meeting in May 2006 and will become effective upon its registration in the commercial register. If the Company is successful in effecting the Squeeze-Out, the Company must pay the then remaining minority shareholders of CAG fair cash compensation, in exchange for their shares. The amount of the fair cash compensation under the Squeeze-Out has been set at €66.99 per share. This price could increase if the amount of fair cash compensation is successfully challenged in court. Based on an amount of €66.99 per share, the total amount of funds to be paid as fair cash compensation once the Squeeze-Out becomes effective is approximately €62 million.

At the beginning of August 2006, CAG was served seventeen actions filed by minority shareholders with the Frankfurt District Court to set aside the resolution passed by the shareholders of CAG in approval of the Squeeze-Out. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. As long as these lawsuits are pending, the Squeeze-Out cannot be entered into the commercial register unless the court, in a separate release proceeding to be initiated by the Company, holds that the lawsuits should not prevent registration of the Squeeze-Out because (i) they are inadmissible, (ii) they are obviously without merit or (iii) in the court’s discretion and taking into account the violations alleged by plaintiffs, the Company’s and shareholders’ interest in an early effectiveness of the Squeeze-Out outweighs the plaintiffs’ interest. At the end of August 2006, CAG filed a motion to initiate a release proceeding. In October 2006, the court granted the petition. This decision is subject to appeal. The outcome of the foregoing legal proceedings cannot be predicted with certainty.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Domination Agreement and Organizational Restructuring

Domination Agreement

On October 1, 2004, a domination and profit and loss transfer agreement (the “Domination Agreement”) between CAG and the Purchaser became operative. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding CAG shares from the minority shareholders of CAG in return for payment of fair cash compensation. The amount of this fair cash compensation had been determined to be €41.92 per share, plus interest, in accordance with applicable German law. The Purchaser may elect, or be required, to pay a purchase price in excess of €41.92 to acquire the remaining outstanding CAG shares. Any minority shareholder who elects not to sell its shares to the Purchaser will, until the above Squeeze-Out becomes effective, be entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed annual payment on its shares of €3.27 per CAG share less certain corporate taxes in lieu of any future dividend. Taking into account the circumstances and the tax rates at the time of entering into the Domination Agreement, the net guaranteed annual payment would be €2.89 per share for a full fiscal year. The net guaranteed annual payment may, depending on applicable corporate tax rates, in the future be higher, lower or the same as €2.89 per share. For the three and nine months ended September 30, 2006, a charge of less than €1 million ($1 million) and €2 million ($2 million), respectively, was recorded in Other income (expense), net for the anticipated guaranteed payment. For the three and nine months ended September 30, 2005, a charge of €4 million ($5 million) and €16 million ($20 million), respectively, was recorded in Other income (expense), net for the anticipated guaranteed payment. (See Note 2).

On June 1, 2006, the guaranteed dividend for the fiscal year ended on September 30, 2005, which amounted to €3 million ($3 million), was paid. In addition, pursuant to a settlement agreement entered into with plaintiff shareholders in March 2006, the Purchaser paid €1 million ($1 million) on June 30, 2006, the guaranteed dividend for the fiscal year ended on September 30, 2006, to those shareholders who signed a letter waiving any further rights with respect to such guaranteed dividend that ordinarily would become due and payable after next year’s annual general meeting. The remaining liability at September 30, 2006 to be paid in 2007 for CAG’s 2006 fiscal year is €1 million ($2 million).

Beginning October 1, 2004, under the terms of the Domination Agreement, the Purchaser, as the dominating entity, among other things, is required to compensate CAG for any statutory annual loss incurred by CAG, the dominated entity, on a non-consolidated basis, at the end of the fiscal year when the loss was incurred. This obligation to compensate CAG for annual losses will apply during the entire term of the Domination Agreement. The Purchaser has not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect.

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

The Domination Agreement is subject to legal challenges instituted by dissenting shareholders. During August 2004, ten actions were brought by minority shareholders against CAG in the Frankfurt District Court, all of which were consolidated in September 2004. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. The Purchaser joined the proceedings via a third party intervention in support of CAG. Among other things, these actions request the court to set aside shareholder resolutions passed at the extraordinary general meeting held on July 30 and 31, 2004 based on allegations that include the alleged violation of procedural requirements and information rights of the shareholders. On March 6, 2006, the Purchaser and CAG signed a settlement agreement settling the ten minority shareholder actions (See Note 14).

Twenty-seven minority shareholders filed lawsuits in May and June of 2005 in the Frankfurt District Court contesting the shareholder resolutions passed at the annual general meeting held May 19-20, 2005, which confirmed the resolutions passed at the July 30-31, 2004 extraordinary general meeting approving the Domination Agreement and a change in CAG’s fiscal year. In conjunction with the Purchaser’s acquisition of 5.9 million ordinary shares of CAG from two shareholders in August 2005, two of those lawsuits were withdrawn. In February 2006, the Frankfurt District Court ruled to dismiss all challenges contesting the confirmatory resolutions and upheld only the challenge regarding the ratification of the acts of the members of the board of management and the supervisory board. CAG appealed the decision with respect to the ratification. Three appeals by plaintiff shareholders regarding the decision on the confirmatory resolutions are also pending.

The Domination Agreement is further challenged in four Null and Void actions pending in the Frankfurt District Court. These actions are seeking to have the shareholders’ resolution approving the Domination Agreement declared null and void based on an alleged violation of formal requirements relating to the invitation for the shareholders’ meeting.

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

Holders of CAG shares can still accept the Purchaser’s mandatory offer under the Domination Agreement to acquire their shares at €41.92 per share. Shareholders who elect not to do so will remain shareholders of CAG until the effectiveness of the Squeeze-Out with an entitlement under the Domination Agreement to the above described guaranteed annual payment. Upon effectiveness of the Squeeze-Out, their shares will be transferred to the Purchaser against payment of €66.99 per share. Due to shareholder lawsuits against the shareholders’ resolution approving the Squeeze-Out, there can be no assurance as to whether and when the Squeeze-Out will become effective.

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement are under court review in special award proceedings (See Note 14). As a result of these proceedings, either amount could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. Minority shareholders may initiate such proceedings also with respect to the Squeeze-Out compensation. In this case, shareholders who cease to be shareholders of CAG due to the Squeeze-Out are entitled, pursuant to a settlement agreement between the Purchaser and minority shareholders, to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings. Payments they already received as compensation for their shares will be offset so that the minority shareholders who cease to be shareholders of CAG due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.

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

5.	New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. Management is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact of adopting SFAS No. 158 on the Company’s financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be taken into consideration when quantifying misstatements in current-year financial statements. It requires quantification of misstatements using both the balance sheet and income statement approaches and evaluation of whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the guidance allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to impact the Company’s previously filed financial statements.

6. Acquisitions, Ventures and Divestitures

Acquisitions

In August 2006, the Company signed a definitive agreement to purchase the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”). Under the terms of the agreement, the Company will not assume any debt obligations. The agreement is subject to the receipt of certain regulatory approvals and other customary closing conditions. The transaction is expected to close during the fourth quarter of 2006. This acquisition is not expected to be material to the financial position or the results of operations of the Company. The Company plans to fund the acquisition using available cash from operations.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2005, the Company acquired Acetex Corporation (“Acetex”) for $270 million, plus direct acquisition costs of $16 million and assumed Acetex’s $247 million of debt, which is net of cash acquired of $54 million. Acetex has two primary businesses — its Acetyls business and its Specialty Polymers and Films business. The Acetyls business is operated in Europe and the Polymers and Film businesses are operated in North America. The Company acquired Acetex using existing cash. Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. The net sales and operating profit of the Acetex business included in the Company’s results of operations were $134 million and $2 million, respectively, for the three months ended September 30, 2006. The net sales and operating profit of the Acetex business included in the Company’s results of operations were $413 million and $14 million, respectively, for the nine months ended September 30, 2006.

The following table presents the allocation of Acetex acquisition costs, to the assets acquired and liabilities assumed, based on fair value:

Acetex
(In $ millions)

Cash	54
Inventories	80
Property, plant, and equipment	263
Goodwill	174
Intangible assets	76
Debt	(316)
Pensions liabilities	(28)
Other current assets/liabilities	(17)

Net assets acquired	286

Ventures

On October 1, 2003, CAG and Degussa AG (“Degussa”) completed the combination of their European oxo businesses. The venture, European Oxo GmbH (“EOXO”), consists of both companies’ propylene-based oxo chemical activities. CAG contributed net assets with a carrying value of $12 million for a 50% interest in the venture. CAG retained substantially all the accounts receivable, accounts payable and accrued liabilities of its contributed business existing on September 30, 2003. In addition, CAG and Degussa each have committed to fund the venture equally. Under a multi-year agreement, Degussa has the option to sell its interest in EOXO to the Company beginning in January 2008 for a price based on a formula which considers the profitability and net debt of the venture and the purchase price of rhodium.

On August 28, 2006, Celanese Chemicals Europe GmbH (“CCE”), a wholly owned subsidiary of CAG, entered into an agreement with Degussa pursuant to which Degussa granted CCE an option to purchase Degussa’s interest in EOXO for a purchase price not materially different than the formula described above and the assumption of certain liabilities. The option is exercisable until June 30, 2007 and is subject to certain conditions. Degussa has given notice that if CCE does not exercise its option to purchase by June 30, 2007, Degussa will exercise its right to sell its interest in EOXO to the Company beginning in 2008 for a price based on the same formula described above.

The Company’s European oxo business is part of its Chemical Products segment. The Company reports its investment in EOXO using the equity method of accounting.

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

During the third quarter of 2006, the Company discontinued its Pentaerythritol (“PE”) operations, which were included in the Chemical Products segment. During the fourth quarter of 2005, the Company discontinued its filament operations (see the Company’s 2005 Annual Report on Form 10-K for details). As a result of these actions, the earnings (loss) from operations related to the PE and filament operations are reflected as a component of discontinued operations in the unaudited consolidated statements of operations.

The following table summarizes the results of the discontinued operations for the periods presented in the unaudited consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In $ millions)

Net sales	—	10	12	71
Cost of sales	(2)	(12)	(14)	(64)

Gross profit (loss)	(2)	(2)	(2)	7

Operating profit (loss)	(2)	(3)	(3)	4
Gain on disposal of discontinued operations	3	—	4	—
Tax benefit from operation of discontinued operations	1	1	—	2

Earnings (loss) from discontinued operations	2	(2)	1	6

Assets Held for Sale

In September 2006, the Company signed a letter of intent to sell its land and building in Ontario, Canada for approximately $2 million. The net book value of the facility is approximately $2 million and it has been treated as assets held for sale.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Receivables, net

	As of	As of
	September 30,	December 31,
	2006	2005
	(In $ millions)

Trade receivables	1,002	935
Allowance for doubtful accounts	(15)	(16)

Subtotal	987	919
Reinsurance receivables	148	117
Other	404	364

Net receivables	1,539	1,400

8.	Inventories

	As of	As of
	September 30,	December 31,
	2006	2005
	(In $ millions)

Finished goods	480	504
Work-in-process	33	27
Raw materials and supplies	126	119

Total inventories	639	650

9.	Goodwill and Intangible Assets

Goodwill

	Chemical	Acetate		Performance
	Products	Products	Ticona	Products	Other	Total
	(In $ millions)

As of December 31, 2005	380	188	285	79	17	949
Acquisition of Acetex	13	—	—	—	(5)	8
Acquisition of CAG (1)	(19)	(16)	(15)	(2)	—	(52)
Exchange rate changes	(15)	2	(16)	3	(3)	(29)

As of September 30, 2006	359	174	254	80	9	876

(1)	The adjustments recorded during the nine months ended September 30, 2006 consist primarily of reversals of certain pre-acquisition tax valuation allowances.

In connection with the acquisition of Acetex (See Note 6), the Company has allocated the purchase price to assets acquired and liabilities assumed based on fair value. The excess of the purchase price over the amounts allocated to assets and liabilities is included in Goodwill, and is $170 million at September 30, 2006. The Company finalized the purchase accounting for this transaction during the three months ended June 30, 2006.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

	As of	As of
	September 30,	December 31,
	2006	2005
	(In $ millions)

Trademarks and tradenames	81	73
Customer related intangible assets	515	474
Developed technology	12	12
Covenants not to compete	11	11

Total intangible assets, gross	619	570
Less: accumulated amortization	(150)	(89)

Total intangible assets, net	469	481

Aggregate amortization expense charged against earnings for intangible assets with finite lives during the three months ended September 30, 2006 and 2005 totaled $17 million and $14 million, respectively. Aggregate amortization expense charged against earnings for intangible assets with finite lives during the nine months ended September 30, 2006 and 2005 totaled $52 million and $38 million, respectively.

10.	Debt

	As of	As of
	September 30,	December 31,
	2006	2005
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	29	20
Short-term borrowings, principally comprised of amounts due to affiliates	176	135

Total short-term borrowings and current installments of long-term debt — third party and affiliates	205	155

Long-term debt
Senior Credit Facilities: Term Loan facility	1,613	1,708
Senior Subordinated Notes 9.625%, due 2014	799	800
Senior Subordinated Notes 10.375%, due 2014	165	153
Senior Discount Notes 10.5%, due 2014	330	306
Senior Discount Notes 10%, due 2014	79	73
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	191	191
Obligations under capital leases and other secured borrowings due at various dates through 2023	27	28
Other borrowings	55	29

Subtotal	3,273	3,302
Less: Current installments of long-term debt	29	20

Total long-term debt	3,244	3,282

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $600 million revolving credit facility provides for the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice. As of September 30, 2006, there were no borrowings under the revolving credit facility and $68 million of letters of credit had been issued under the revolving credit facility; accordingly, $532 million remained available for borrowing. On October 18, 2006, letters of credit under the revolving credit facility totaling $36 million were cancelled by the beneficiaries.

The Company has a $228 million credit-linked revolving facility available for the issuance of letters of credit, which matures in 2009. As of September 30, 2006, there were $193 million of letters of credit issued under the credit-linked revolving facility and $35 million was available for borrowing. On October 18, 2006, letters of credit under the credit-linked revolving facility totaling $8 million were cancelled by the beneficiaries.

On July 14, 2006, the Company made a $100 million equivalent voluntary prepayment on its Senior Term Loan facility. In connection with the voluntary prepayment, the Company wrote-off approximately $1 million of unamortized deferred financing fees associated with the Senior Term Loan facility.

The Company is in compliance with all of the financial covenants related to its debt agreements as of September 30, 2006.

Interest expense

The components of interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In $ millions)

Amortization of deferred financing costs on early redemption and prepayment of debt	1	—	1	28
Premium paid on early redemption of debt	—	—	—	74
Interest expense	73	72	217	214

Total interest expense	74	72	218	316

11.	Other Current Liabilities

	As of	As of
	September 30,	December 31,
	2006	2005
	(In $ millions)

Salaries and benefits	182	159
Environmental	26	25
Restructuring	42	45
Insurance	98	141
Sorbates litigation	141	129
Other	237	288

Total other current liabilities	726	787

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In $ millions)

Components of net periodic benefit cost
Service cost	10	11	—	1
Interest cost	46	46	6	6
Expected return on plan assets	(52)	(51)	—	—
Recognized actuarial loss	—	—	—	—
Special termination charge	—	1	—	—
Curtailment loss	—	2	—	—

Net periodic benefit cost	4	9	6	7

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In $ millions)

Components of net periodic benefit cost
Service cost	30	31	1	2
Interest cost	137	136	16	18
Expected return on plan assets	(155)	(149)	—	—
Recognized actuarial loss	1	—	—	—
Settlement loss	—	—	—	—
Special termination charge	—	1	—	—
Curtailment (gain)/loss	1	2	(1)	(1)

Net periodic benefit cost	14	21	16	19

The Company expects to contribute $42 million to its defined benefit pension plans in 2006. As of September 30, 2006, $32 million of contributions have been made. The Company expects its defined benefit pension plan contributions for 2007 to be at the same level as 2006. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

The Company previously disclosed in its consolidated financial statements as of and for the year ended December 31, 2005 that it expected to make benefit payments of $39 million under the provisions of its other postretirement benefit plans in 2006. As of September 30, 2006, $31 million of benefit payments have been made.

Contributions to the defined contribution plans are based on specified percentages of employee contributions and aggregated $7 million and $9 million for the nine months ended September 30, 2006 and 2005, respectively.

As part of the restructuring program announced in October 2004, the Company closed certain plants related to its acetate filament production and has consolidated its acetate flake and tow operations from five locations to three.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This restructuring program resulted in the reduction of nearly 600 U.S. employees triggering a curtailment. The curtailment resulted in an increase in the Projected Benefit Obligation (PBO) and a corresponding curtailment loss of $2 million for the pension plan during the three months ended September 30, 2005.

13.	Shareholders’ Equity

See table below for share activity:

	Preferred	Series A
	Stock	Common Stock
	(Number of shares)

Balance as of December 31, 2005	9,600,000	158,562,161
Issuance of common stock related to the exercise of stock options	—	66,685

Balance as of September 30, 2006	9,600,000	158,628,846

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

On May 9, 2006, the Company filed with the SEC a universal shelf registration statement on Form S-3, thus registering shares of its Series A common stock, shares of its preferred stock and depository shares. On May 10, 2006, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. agreed to sell 35,000,000 shares of Series A common stock through a public secondary offering and granted to the underwriter an over-allotment option to purchase up to an additional 5,250,000 shares of the Company’s Series A common stock. The underwriter did not exercise the over-allotment option. The Company did not receive any of the proceeds from the offering. The transaction closed on May 15, 2006. The Company incurred and expensed approximately $2 million of fees related to this transaction.

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

During the nine months ended September 30, 2006, the Company declared and paid cash dividends to holders of its Series A common shares of $19 million.

During the nine months ended September 30, 2006, the Company declared and paid cash dividends on its 4.25% convertible perpetual preferred stock amounting to approximately $8 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) totaled $(10) million and $(117) million, respectively, for the nine months ended September 30, 2006 and 2005. These amounts were net of tax expense (benefit) of $8 million and $(13) million, respectively, for the nine months ended September 30, 2006 and 2005.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

The Company is involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

The following disclosure should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.

Plumbing Actions

CNA Holdings, Inc. (“CNA Holdings”), a U.S. subsidiary of Celanese, has accrued its best estimate of its potential liability for defective plumbing actions. At September 30, 2006 and December 31, 2005, the Company has remaining accruals of $66 million and $68 million, respectively, for this matter, of which $4 million and $6 million, respectively, is included in current liabilities. Management believes that the plumbing actions are adequately provided for in the Company’s financial statements and that they will not have a material adverse effect on our financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. The Company continuously monitors this matter and assesses the adequacy of this reserve.

The Company has reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims; as a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company’s insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. At September 30, 2006 and December 31, 2005, the Company has $23 million and $22 million, respectively, of receivables related to a settlement with an insurance carrier.

Sorbates Antitrust Actions

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals at September 30, 2006 of $141 million. This amount is included in current liabilities for the estimated loss related to this matter. At December 31, 2005, the accrual was $129 million. The change in the accrual amounts is primarily due to fluctuations in the currency exchange rate between the U.S. dollar and the euro. Although the outcome of this matter cannot be predicted with certainty, management’s best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of September 30, 2006 is between $0 and $9 million. The estimated range of such possible future losses is management’s best estimate based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst, Celanese AG was assigned the obligation related to the sorbates matter. However, Hoechst agreed to indemnify Celanese AG for 80% of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of September 30, 2006 and December 31, 2005, the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has receivables, recorded within other current assets, relating to the sorbates indemnification from Hoechst totaling $113 million and $103 million, respectively. The Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on its financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

Shareholder Litigation

At the beginning of August 2006, CAG was served seventeen actions filed by minority shareholders with the Frankfurt District Court to set aside the resolution passed by the shareholders of CAG in approval of the Squeeze-Out. Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. As long as these lawsuits are pending, the Squeeze-Out cannot be entered into the commercial register unless the court, in a separate release proceeding to be initiated by the Company, holds that the lawsuits should not prevent registration of the Squeeze-Out because (i) they are inadmissible, (ii) they are obviously without merit or (iii) in the court’s discretion and taking into account the violations alleged by plaintiffs, the Company’s and shareholders’ interest in an early effectiveness of the Squeeze-Out outweighs the plaintiffs’ interest. At the end of August 2006, CAG filed a motion to initiate a release proceeding. In October 2006, the court granted the petition. This decision is subject to appeal.

Based upon the information available as of November 1, 2006, the outcome of the foregoing proceedings is uncertain.

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

These known obligations include the following:

Demerger Obligations

The Company has obligations to indemnify Hoechst for various liabilities under the Demerger Agreement as follows:

•	The Company agreed to indemnify Hoechst for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger, two of which have been settled.

The Company’s obligation to indemnify Hoechst is subject to the following thresholds:

•	The Company will indemnify Hoechst against those liabilities up to €250 million;

•	Hoechst will bear those liabilities exceeding €250 million, however the Company will reimburse Hoechst for one-third of those liabilities for amounts that exceed €750 million in the aggregate.

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is €750 million. Three of the divested agreements do not provide for monetary limits.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the estimate of the probability of loss under this indemnification, the Company has reserves of $31 million and $33 million as of September 30, 2006 and December 31, 2005, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst during the three and nine months ended September 30, 2006 and 2005, respectively, in connection with this indemnification.

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

The Company has divested in the aggregate over 20 businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.9 billion as of September 30, 2006. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of September 30, 2006 and December 31, 2005, the Company has reserves in the aggregate of $49 million and $54 million, respectively, for all such matters.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), CAC and CAG (collectively, the “Celanese Entities”) and Hoechst AG (“HAG”), the former parent of HCC, were named as defendants in two actions filed in September 2006 by U.S. purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions have been consolidated for pre-trial discovery by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina and are styled In re Polyester Staple Antitrust Litigation, MDL 1516. Already pending in that consolidated proceeding are five other actions commenced by five other alleged U.S. purchasers of polyester staple fibers manufactured and sold by the Celanese Entities, which also allege the defendants’ participation in the conspiracy.

In 1998, HCC sold its polyester staple business as part of its sale of its Film & Fibers Division to KoSa, Inc. In a complaint now pending against the Celanese Entities and HAG in the United States District Court for the Southern District of New York, Koch Industries, Inc., Kosa B.V. (“KoSa”), Arteva Specialties, S.A.R.L. (“Arteva Specialties”) and Arteva Services, S.A.R.L. seek, among other things, indemnification under the asset purchase agreement pursuant to which KoSa and Arteva Specialties agreed to purchase defendants’ polyester business for all damages related to the defendants’ participation in, and failure to disclose, the alleged conspiracy, or alternatively, rescission of the agreement.

The Company does not believe that the Celanese Entities engaged in any conduct that should result in liability in these actions. However, the outcome of the foregoing actions cannot be predicted with certainty. The Company believes that any resulting liabilities from an adverse result will not, in the aggregate, have a material adverse effect on the Company’s financial position, but may have a material adverse effect on its results of operations in any given period.

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from October 1, 2006 to April 30, 2012 is estimated to be approximately $43 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

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

Other Matters

During the nine months ended September 30, 2006, the Company entered into two fifteen year take or pay contracts with an annual commitment of approximately $6 million.

As of September 30, 2006, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 640 asbestos cases. During the three months ended September 30, 2006, 13 new cases were filed against the Company and 24 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, certain of the Company’s foreign subsidiaries have made sales of acetate, sweeteners and polymer products to customers in countries that are or have previously been subject to sanctions and embargoes imposed by the U.S. government. These countries include Cuba, Iran, Sudan and Syria, four countries currently identified by the U.S. State Department as terrorist-sponsoring states and other countries that previously have been identified by the U.S. State Department as terrorist-sponsoring states, or countries to which sales have been regulated in connection with other foreign policy concerns. In September 2005, the Company began an investigation of these transactions and initially identified approximately $10 million of sales by its foreign subsidiaries to the above-referenced countries. The Company now believes that approximately $5 million of these sales were in violation of U.S. law or regulation. The violations uncovered by the investigation include approximately $180,000 of sales of emulsions to Cuba by two of the Company’s foreign subsidiaries. Sales to Cuba are violations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, regulations. In addition, the Company determined that its sales office in Turkey sold polymer products to companies in Iran and Syria, including indirectly selling product through other companies located in non-embargoed countries. Certain of these transactions involved an intentional violation of the Company’s policies and federal regulations by employees of a subsidiary in Turkey. If OFAC or the Department of Commerce’s Bureau of Industry and Security determine that the Company violated U.S. export control laws, the Company could be subject to civil penalties of $11,000 — $65,000 per violation, and criminal penalties could range up to the greater of $1 million per violation, or five times the value of the goods sold. If such violations occurred, the U.S. Government could deny the Company export privileges.

The Company has voluntarily disclosed these matters to the U.S. Treasury Department and the U.S. Department of Commerce. The Company has taken corrective actions, including dismissal of responsible individuals, directives to senior business leaders prohibiting such sales, enhancement of the business conduct policy training in the area of export control, as well as modifications to its accounting systems that are intended to prevent the initiation of sales to countries that are subject to the U.S. Treasury Department or the U.S. Department of Commerce restrictions. The Company, in conjunction with outside counsel, has concluded an internal investigation of the facts and circumstances surrounding the illegal export issues. As a result of this investigation, the Company has terminated an employee and liquidated its subsidiary in Turkey. The Company has communicated the results of its investigation to the federal authorities responsible for these matters. The ultimate resolution of this matter is subject to a final ruling or settlement with the government. Accordingly, the Company cannot estimate the potential sanctions or fines relating to this matter. During the second quarter of 2006, management concluded that it had taken the necessary actions to remediate this matter, which it had previously identified as a significant deficiency.

15.  Other (Charges) Gains, net

The components of other (charges) gains, net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In $ millions)

Employee termination benefits	—	(9)	(11)	(18)
Plant/office closures	—	(1)	—	(2)

Total restructuring	—	(10)	(11)	(20)
Environmental related plant closures	—	(12)	—	(12)
Asset impairments	—	(1)	—	(25)
Insurance recoveries associated with plumbing cases	—	—	3	4
Other	—	(1)	(4)	(36)

Total other (charges) gains, net	—	(24)	(12)	(89)

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the completion of the initial public offering in January 2005, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid the Advisor $35 million, which is included in other (charges) gains, net in the table above.

Asset impairments primarily relate to the Company’s decision to divest its Cyclo-olefin Copolymer (“COC”) business.

The components of the September 30, 2006 and December 31, 2005 restructuring reserves are as follows:

	Employee
	Termination	Plant/Office
	Benefits	Closures	Total
	(In $ millions)

Restructuring reserve at December 31, 2005	51	14	65
Restructuring additions	11	—	11
Cash uses	(31)	(5)	(36)
Currency translation adjustments	2	—	2

Restructuring reserve at September 30, 2006	33	9	42

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

Deferred compensation

The deferred compensation plan has an aggregate maximum amount payable of $192 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $142 million (of which $19 million has been accrued at September 30, 2006 due to the accelerated vesting of certain plan participants) is subject to downward adjustment if the price of the Company’s Series A common stock falls below the initial public offering price of $16 per share and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in the Company with at least a 25% cash internal rate of return on their equity interest. During the three and nine months ended September 30, 2006, the Company recorded compensation expense of $6 million and $19 million, respectively. During the three and nine months ended September 30, 2005, the Company did not record any compensation expense associated with this plan.

Long-term incentive plan

Effective January 1, 2004, the Company adopted a long-term incentive plan (the “LTIP Plan”) which covers certain members of management and other key employees of the Company. The LTIP Plan is a three-year cash based plan in which awards are based on annual and three-year cumulative targets (as defined in the LTIP Plan). Payouts to employees could be considerably increased if the annual and three-year cumulative targets are significantly exceeded. As of September 30, 2006, management believes that these targets will be significantly exceeded. Payout under the LTIP Plan will occur following the end of year three of the LTIP Plan and will be payable in the first quarter of 2007. The amount the Company expects to pay out under this plan is approximately $25 million. During the three and nine months ended September 30, 2006, the Company recorded expense of $5 million and $15 million, respectively, related

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the LTIP Plan. During the three and nine months ended September 30, 2005, the Company recorded expense of $2 million and $4 million, respectively, related to the LTIP Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

It is the Company’s policy to grant options with an exercise price equal to the price of the Company’s Series A common stock on the grant date. The options issued have a ten-year term with vesting terms pursuant to a schedule, with all vesting to occur no later than the eighth anniversary of the date of the grant. Accelerated vesting depends on meeting specified performance targets. The estimated value of the Company’s stock-based awards less expected forfeitures is amortized over the awards’ respective vesting period on the applicable graded or straight-line basis, subject to acceleration as discussed above. As a result of adopting SFAS No. 123(R), the Company’s net earnings for the three and nine months ended September 30, 2006, was $3 million (net of tax of $2 million) and $9 million (net of tax of $5 million), respectively, lower than it would have been if the Company had continued to account for share-based compensation under APB 25. These amounts are included in selling, general and administrative expense.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Risk free interest rate	4.6%	4.0%	5.1%	4.0%
Estimated life in years	6.9	7.8	7.3	7.5
Dividend yield	0.88%	0.96%	0.81%	0.77%
Volatility	30.6%	27.4%	31.4%	26.2%
Expected annual forfeiture rate	5.6%	0.5%	5.6%	0.5%

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in stock options outstanding during the nine months ended September 30, 2006 is presented below:

	Nine Months Ended September 30, 2006
			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Grant	Contractual	Value
	(In millions)	Price in $	Term	(In $ millions)

Outstanding at beginning of period	12	16.15
Granted	2	20.88
Exercised	—	17.34
Forfeited	(1)	16.16

Outstanding at end of period	13	16.80	7.2	19

Exercisable and expected to exercise in the future at September 30, 2006	8	16.91	7.2	12
Options exercisable at end of period	5	16.07	6.2	9

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 was $8.19 per option. At September 30, 2006, the Company had approximately $32 million of total unrecognized compensation expense, net of the estimated forfeitures, related to stock options to be recognized over the remaining vesting periods of the options. Cash received from stock option exercises was approximately $1 million during the three and nine months ended September 30, 2006, respectively.

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

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
		Basic	Diluted		Basic	Diluted
		Earnings	Earnings		Earnings	Earnings
	Net	Per Common	Per Common	Net	Per Common	Per Common
	Earnings	Share	Share	Earnings	Share	Share
	(In $ millions, except per share information)

Net earnings available to common shareholders, as reported	42	0.26	0.26	95	0.62	0.62
Add: stock-based employee compensation expense included in reported net earnings, net of the related tax effects	1	—	—	1	—	—
Less: stock-based compensation under SFAS No. 123, net of the related tax effects	(2)	(0.01)	(0.01)	(6)	(0.04)	(0.04)

Pro forma net earnings available to common shareholders	41	0.25	0.25	90	0.58	0.58

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

Income taxes for the three and nine months ended September 30, 2006 and 2005 are recorded based on the estimated annual effective tax rate. As of September 30, 2006, the estimated annualized tax rate is 32%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2006 reflects earnings in low tax jurisdictions and a partial benefit for reversal of valuation allowance on 2006 projected U.S. income, offset by higher tax rates in certain non-U.S. jurisdictions. Reversals of the valuation allowance established at the Acquisition resulting from positive earnings or a change in judgment regarding the realizabilty of the net deferred tax asset are primarily reflected as a reduction of goodwill. Therefore, the effective tax rate reflects only a partial benefit for reversal of valuation allowance of approximately $7 million for the nine months ended September 30, 2006.

For the three months ended September 30, 2006 and 2005, the Company recorded tax expense of $72 million and $27 million, respectively, which resulted in an effective tax rate of 40% and 35%, respectively. The higher effective tax rate for the three months ended September 30, 2006 was due to the increase in the estimated annual effective rate from the prior quarter and adjustments for tax return to provision estimates in certain taxing jurisdictions. For the nine months ended September 30, 2006 and 2005, the Company recorded tax expense of $159 million and $79 million, respectively, which resulted in an effective tax rate of 32% and 37%, respectively. The higher effective rate for the nine months ended September 30, 2006 compared to the six months ended June 30, 2006 was due to increased earnings in high tax jurisdictions. The effective tax rate in 2005 was significantly affected by the non-recognition of tax benefits associated with acquisition related expenses.

On May 17, 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA), which among other things, provided for a new temporary exception to certain U.S. taxed foreign passive income inclusion rules for 2006 to 2008. This change reduced the expected amount of foreign income taxed currently in the U.S.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Segments

	Chemical		Acetate	Performance	Total	Other
	Products	Ticona	Products	Products	Segments	Activities	Eliminations	Consolidated
	(In $ millions)

As of and for the three months ended September 30, 2006
Sales to external customers	1,174	230	171	41	1,616	69	—	1,685
Inter-segment revenues	32	—	—	—	32	—	(32)	—
Operating profit	170	37	23	10	240	(40)	—	200
Earnings (loss) from continuing operations before tax and minority interests	192	50	23	8	273	(92)	—	181
Depreciation and amortization	39	16	6	3	64	6	—	70
Capital expenditures	32	7	18	—	57	4	—	61
Total assets	3,378	1,604	735	355	6,072	1,554	—	7,626
As of and for the three months ended September 30, 2005
Sales to external customers	1,051	212	162	46	1,471	55	—	1,526
Inter-segment revenues	40	—	—	—	40	—	(40)	—
Operating profit	101	18	4	13	136	(41)	—	95
Earnings (loss) from continuing operations before tax and minority interests	136	34	5	10	185	(108)	—	77
Depreciation and amortization	45	13	3	4	65	5	—	70
Capital expenditures	22	12	8	—	42	4	—	46
Total assets(1)	3,280	1,583	691	342	5,896	1,549	—	7,445
As of and for the nine months ended September 30, 2006
Sales to external customers	3,459	691	514	138	4,802	198	—	5,000
Inter-segment revenues	99	—	—	—	99	—	(99)	—
Operating profit	475	116	75	43	709	(147)	—	562
Earnings (loss) from continuing operations before tax and minority interests	522	159	96	40	817	(327)	—	490
Depreciation and amortization	118	48	18	11	195	18	—	213
Capital expenditures	97	18	55	1	171	5	—	176
Total assets	3,378	1,604	735	355	6,072	1,554	—	7,626
As of and for the nine months ended September 30, 2005
Sales to external customers	3,105	674	499	140	4,418	75	—	4,493
Inter-segment revenues	98	—	—	—	98	—	(98)	—
Operating profit	436	62	24	41	563	(157)	—	406
Earnings (loss) from continuing operations before tax and minority interests	481	107	27	36	651	(435)	—	216
Depreciation and amortization	118	42	21	10	191	9	—	200
Capital expenditures	66	35	22	3	126	6	—	132
Total assets(1)	3,280	1,583	691	342	5,896	1,549	—	7,445

(1)	Due to purchase accounting related to the acquisition of CAG not being finalized as of September 30, 2005, these amounts represent the balances as of December 31, 2005.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Transactions and Relationships with Affiliates and Related Parties

Upon closing of the Acquisition, the Company entered into a transaction and monitoring fee agreement with the Advisor, an affiliate of the Sponsor. Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor may receive additional compensation for providing investment banking or other advisory services provided to the Company by the Advisor or any of its affiliates, and may be reimbursed for certain expenses, in connection with any specific acquisition, divestiture, refinancing, recapitalization, or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid the Advisor $35 million. The Company also paid $10 million to the Advisor for the 2005 monitoring fee. The transaction based agreement remains in effect.

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

For the three and nine months ended September 30, 2006, the Company did not make any payments or reimbursements to the Advisor.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Three Months Ended September 30, 2006
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	1,685	—	1,685
Cost of sales	—	—	(1,318)	—	(1,318)

Gross profit	—	—	367	—	367
Selling, general and administrative expenses	(1)	—	(146)	—	(147)
Research and development expenses	—	—	(16)	—	(16)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	—	—	—	—	—
Restructuring, impairment and other (charges) gains, net	—	—	—	—	—
Foreign exchange loss, net	—	—	(2)	—	(2)
Loss on disposition of assets, net	—	—	(2)	—	(2)

Operating profit (loss)	(1)	—	201	—	200
Equity in net earnings of affiliates	108	115	20	(223)	20
Interest expense	—	(10)	(64)	—	(74)
Interest income	—	—	9	—	9
Other income (expense), net	2	—	24	—	26

Earnings from continuing operations before tax and minority interests	109	105	190	(223)	181
Income tax benefit (provision)	—	3	(75)	—	(72)

Earnings from continuing operations before minority interests	109	108	115	(223)	109
Minority interests	—	—	(2)	—	(2)

Earnings from continuing operations	109	108	113	(223)	107
Earnings from operation of discontinued operations	—	—	2	—	2

Net earnings	109	108	115	(223)	109

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Three Months Ended September 30, 2005
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	1,526	—	1,526
Cost of sales	—	—	(1,240)	—	(1,240)

Gross profit	—	—	286	—	286
Selling, general and administrative expenses	(1)	—	(143)	—	(144)
Research and development expenses	—	—	(22)	—	(22)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	—	—	—	—	—
Restructuring, impairment and other (charges) gains	—	—	(24)	—	(24)
Foreign exchange gain (loss), net	—	—	(2)	—	(2)
Gain on disposition of assets, net	—	—	1	—	1

Operating profit (loss)	(1)	—	96	—	95
Equity in net earnings of affiliates	47	57	21	(104)	21
Interest expense	—	(10)	(62)	—	(72)
Interest income	—	—	7	—	7
Other income (expense), net	(1)	—	27	—	26

Earnings from continuing operations before tax and minority interests	45	47	89	(104)	77
Income tax provision	—	—	(27)	—	(27)

Earnings from continuing operations before minority interests	45	47	62	(104)	50
Minority interests	—	—	(3)	—	(3)

Earnings from continuing operations	45	47	59	(104)	47
Loss from operation of discontinued operations	—	—	(2)	—	(2)

Net earnings	45	47	57	(104)	45

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Nine Months Ended September 30, 2006
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	5,000	—	5,000
Cost of sales	—	—	(3,916)	—	(3,916)

Gross profit	—	—	1,084	—	1,084
Selling, general and administrative expenses	(6)	—	(446)	—	(452)
Research and development expenses	—	—	(52)	—	(52)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	—	—	3	—	3
Restructuring, impairment and other (charges) gains, net	—	—	(15)	—	(15)
Foreign exchange gain, net	—	—	(3)	—	(3)
Loss on disposition of assets, net	—	—	(3)	—	(3)

Operating profit (loss)	(6)	—	568	—	562
Equity in net earnings of affiliates	336	355	59	(691)	59
Interest expense	—	(30)	(188)	—	(218)
Interest income	—	—	26	—	26
Other income (expense), net	(1)	—	62	—	61

Earnings from continuing operations before tax and minority interests	329	325	527	(691)	490
Income tax benefit (provision)	—	11	(170)	—	(159)

Earnings from continuing operations before minority interests	329	336	357	(691)	331
Minority interests	—	—	(3)	—	(3)

Earnings from continuing operations	329	336	354	(691)	328
Earnings from operation of discontinued operations	—	—	1	—	1

Net earnings	329	336	355	(691)	329

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Nine Months Ended September 30, 2005
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net sales	—	—	4,493	—	4,493
Cost of sales	—	—	(3,491)	—	(3,491)

Gross profit	—	—	1,002	—	1,002
Selling, general and administrative expenses	(6)	—	(432)	—	(438)
Research and development expenses	—	—	(68)	—	(68)
Other (charges) gains, net:
Insurance recoveries associated with plumbing cases	—	—	4	—	4
Restructuring, impairment and other (charges) gains, net	—	—	(93)	—	(93)
Loss on disposition of assets, net	—	—	(1)	—	(1)

Operating profit (loss)	(6)	—	412	—	406
Equity in net earnings of affiliates	103	152	48	(255)	48
Interest expense	—	(55)	(261)	—	(316)
Interest income	6	—	25	—	31
Other income (expense), net	(1)	—	48	—	47

Earnings from continuing operations before tax and minority interests	102	97	272	(255)	216
Income tax benefit (provision)	—	6	(85)	—	(79)

Earnings from continuing operations before minority interests	102	103	187	(255)	137
Minority interests	—	—	(41)	—	(41)

Earnings from continuing operations	102	103	146	(255)	96
Earnings from operation of discontinued operations	—	—	6	—	6

Net earnings	102	103	152	(255)	102

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING BALANCE SHEET INFORMATION

	As of September 30, 2006
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	—	—	513	—	513
Restricted cash	—	—	44	—	44
Receivables:
Trade receivables, net	—	—	987	—	987
Other receivables	1	—	565	(14)	552
Inventories	—	—	639	—	639
Deferred income taxes	—	—	37	—	37
Other assets	—	—	68	—	68

Total current assets	1	—	2,853	(14)	2,840

Investments	557	947	787	(1,504)	787
Property, plant and equipment, net	—	—	2,085	—	2,085
Deferred income taxes	—	12	73	—	85
Other assets	—	7	477	—	484
Goodwill	—	—	876	—	876
Intangible assets, net	—	—	469	—	469

Total assets	558	966	7,620	(1,518)	7,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	—	205	—	205
Trade payables — third party and affiliates	—	—	741	—	741
Other current liabilities	12	—	728	(14)	726
Deferred income taxes	—	—	27	—	27
Income taxes payable	—	—	248	—	248

Total current liabilities	12	—	1,949	(14)	1,947

Long-term debt	—	409	2,835	—	3,244
Deferred income taxes	—	—	300	—	300
Benefit obligations	—	—	1,070	—	1,070
Other liabilities	—	—	449	—	449
Minority interests	—	—	70	—	70
Commitments and contingencies
Shareholders’ equity	546	557	947	(1,504)	546

Total liabilities and shareholders’ equity	558	966	7,620	(1,518)	7,626

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET INFORMATION

	As of December 31, 2005
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

ASSETS
Current assets:
Cash and cash equivalents	1	—	389	—	390
Receivables:
Trade receivables, net	—	—	919	—	919
Other receivables	—	—	486	(5)	481
Inventories	—	—	650	—	650
Deferred income taxes	—	—	37	—	37
Other assets	—	—	91	—	91

Total current assets	1	—	2,572	(5)	2,568

Investments	238	610	775	(848)	775
Property, plant and equipment, net	—	—	2,036	—	2,036
Deferred income taxes	—	—	139	—	139
Other assets	—	8	489	—	497
Goodwill	—	—	949	—	949
Intangible assets, net	—	—	481	—	481

Total assets	239	618	7,441	(853)	7,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	—	—	155	—	155
Trade payables — third party and affiliates	—	—	811	—	811
Other current liabilities	4	1	787	(5)	787
Deferred income taxes	—	—	36	—	36
Income taxes payable	—	—	224	—	224

Total current liabilities	4	1	2,013	(5)	2,013

Long-term debt	—	379	2,903	—	3,282
Deferred income taxes	—	—	285	—	285
Benefit obligations	—	—	1,126	—	1,126
Other liabilities	—	—	440	—	440
Minority interests	—	—	64	—	64
Commitments and contingencies
Shareholders’ equity	235	238	610	(848)	235

Total liabilities and shareholders’ equity	239	618	7,441	(853)	7,445

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2006
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash provided by (used in) operating activities	—	—	415	—	415
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(176)	—	(176)
Proceeds from sale of assets	—	—	11	—	11
Advances to affiliates, net	—	—	(6)	—	(6)
Proceeds from sale of marketable securities	—	—	78	—	78
Purchases of marketable securities	—	—	(56)	—	(56)
Increase in restricted cash	—	—	(42)	—	(42)
Other, net	—	—	(2)	—	(2)

Net cash used in investing activities	—	—	(193)	—	(193)
Financing activities from continuing operations:
Short-term borrowings (repayments), net	—	—	12	—	12
Proceeds from long-term debt	—	—	25	—	25
Payments of long-term debt	—	—	(120)	—	(120)
Dividends from subsidiary	25	25	—		—
Dividends to parent	—	(25)	(25)		—
Stock option exercises	1	—	—		1
Dividend payments on preferred stock	(8)	—	—	—	(8)
Dividend payments on common stock	(19)	—	—	—	(19)

Net cash used in financing activities	(1)	—	(108)	—	(109)
Exchange rate effects on cash	—	—	10	—	10

Net increase in cash and cash equivalents	(1)	—	124	—	123
Cash and cash equivalents at beginning of period	1	—	389	—	390

Cash and cash equivalents at end of period		—	513	—	513

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2005
	Parent		Non-
	Guarantor	Issuer	Guarantors	Eliminations	Consolidated
	(In $ millions)

Net cash provided by (used in) operating activities	8	1	504	—	513
Investing activities from continuing operations:
Capital expenditures on property, plant and equipment	—	—	(132)	—	(132)
Investments in subsidiaries, net	(189)	18	—	171	—
Acquisition of CAG, net of cash acquired	—	—	(397)	—	(397)
Fees associated with acquisitions	—	—	(27)	—	(27)
Acquisition of Vinamul, net of cash reimbursed	—	—	(208)	—	(208)
Acquisition of Acetex, net of cash acquired	—	—	(216)	—	(216)
Proceeds from sale of assets	—	—	40	—	40
Advances to affiliates, net	—	—	8	—	8
Net proceeds from disposal of discontinued operations	—	—	75	—	75
Proceeds from sale of marketable securities	—	—	179	—	179
Purchases of marketable securities	—	—	(105)	—	(105)
Other, net	—	—	5	—	5

Net cash provided by (used in) investing activities	(189)	18	(778)	171	(778)
Financing activities from continuing operations:
Redemption of senior subordinated notes, including related premium	—	—	(572)	—	(572)
Repayment of floating rate term loan, including related premium	—	—	(354)	—	(354)
Borrowings under term loan facility	—	—	1,135	—	1,135
Contribution from Parent	—	779	572	(1,351)	—
Proceeds from issuance of Series A common stock, net	752	—	—	—	752
Proceeds from issuance of preferred stock, net	233	—	—	—	233
Proceeds from issuance of discounted common stock	12	—	—	—	12
Redemption of senior discount notes, including related premium	—	(207)	—	—	(207)
Redemption of Acetex bonds	—	—	(280)	—	(280)
Distribution to Series B shareholders	(804)	(590)	(590)	1,180	(804)
Short-term borrowings (repayments), net	—	—	18	—	18
Proceeds from long-term debt	—	—	22	—	22
Payments of long-term debt	—	—	(14)	—	(14)
Fees associated with financing	—	(1)	(7)	—	(8)
Dividend payments on preferred stock	(5)	—	—	—	(5)
Dividend payments on common stock	(6)	—	—	—	(6)

Net cash provided by (used in) financing activities	182	(19)	(70)	(171)	(78)
Exchange rate effects on cash	—	—	(94)	—	(94)

Net increase in cash and cash equivalents	1	—	(438)	—	(437)
Cash and cash equivalents at beginning of period	—	—	838	—	838

Cash and cash equivalents at end of period	1	—	400	—	401

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Earnings Per Share

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Earnings	Operations	Operations	Net Earnings
	(In $ millions, except for share and per share data)

Net earnings(loss)	107	2	109	47	(2)	45
Less: cumulative declared preferred stock dividends	(3)	—	(3)	(3)	—	(3)

Earnings (loss) available to common shareholders	104	2	106	44	(2)	42

Basic earnings per common share	0.66	0.01	0.67	0.27	(0.01)	0.26

Diluted earnings per common share	0.63	0.01	0.64	0.27	(0.01)	0.26

Weighted-average shares — basic	158,609,246	158,609,246	158,609,246	158,546,594	158,546,594	158,546,594
Dilutive stock options	560,172	560,172	560,172	1,377,185	1,377,185	1,377,185
Assumed conversion of preferred stock	12,006,708	12,006,708	12,006,708	12,006,491	12,006,491	12,006,491

Weighted-average shares — diluted	171,176,126	171,176,126	171,176,126	171,930,270	171,930,270	171,930,270

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Earnings	Operations	Operations	Net Earnings
	(In $ millions, except for share and per share data)

Net earnings	328	1	329	96	6	102
Less: cumulative declared preferred stock dividends	(8)	—	(8)	(7)	—	(7)

Earnings available to common shareholders	320	1	321	89	6	95

Basic earnings per common share	2.01	0.01	2.02	0.58	0.04	0.62

Diluted earnings per common share	1.91	0.01	1.92	0.58	0.04	0.62

Weighted-average shares — basic	158,578,083	158,578,083	158,578,083	153,001,360	153,001,360	153,001,360
Dilutive stock options	992,762	992,762	992,762	535,442	535,442	535,442
Assumed conversion of preferred stock	12,006,708	12,006,708	12,006,708	—	—	—

Weighted-average shares — diluted	171,577,553	171,577,553	171,577,553	153,536,802	153,536,802	153,536,802

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

On December 31, 2004, the capital structure of the Company consisted of 650,494 shares of Series B common stock, par value $0.01 per share. In January 2005, the Company amended its certificate of incorporation and increased its authorized common stock to 500,000,000 shares and the Company effected a 152.772947 for 1 stock split for the outstanding shares of the Series B common stock. Upon payment of the special cash dividend (See Note 13), all of the outstanding shares of Series B common stock converted automatically to shares of Series A common stock. Accordingly, basic and diluted shares for the three and nine months ended September 30, 2005 have been calculated based on the weighted average shares outstanding, adjusted for the stock split.

22.	Change in Control

As a result of the Sponsor’s sale of 35,000,000 shares of the Company’s Series A common stock in May 2006, affiliates of the Sponsor control less than a majority of the voting power of the Company’s outstanding common stock. As a result, the Company is no longer a “controlled company” within the meaning of the New York Stock Exchange rules and, thus, is required to have a board of directors comprised of a majority of independent directors and nominating and compensation committees composed entirely of independent directors. However, the Company will be permitted to phase in these corporate governance requirements prior to May 15, 2007.

Under the New York Stock Exchange rules, the Compensation Committee and Nominating and Corporate Governance Committee was required to have a majority of independent directors by August 15, 2006 and must be comprised entirely of independent directors by May 15, 2007. In addition, the Company’s Board of Directors will be required to be comprised of a majority of independent directors by May 15, 2007. On August 14, 2006, Martin G. McGuinn and John K. Wulff were elected to the Celanese Board of Directors. As a result of the election of Messrs. Wulff and McGuinn, they, along with other independent directors, were appointed to the Compensation Committee and the Nominating and Corporate Governance Committee, which resulted in such committees being populated by a majority of independent directors. In addition, the election of Messrs. McGuinn and Wulff resulted in the Board of Directors being populated by a majority of independent directors.

23.	Environmental

General — The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters were $115 million and $124 million as of September 30, 2006 and December 31, 2005, respectively, which represents the Company’s best estimate.

Remediation — Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or U.S. Superfund sites. In addition, as part of the demerger agreement between the Predecessor and Hoechst AG (“Hoechst”), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Predecessor. The Company provides for such obligations when the event of loss is probable and reasonably estimable. Management believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not record any insurance recoveries related to these matters for the reported periods. There are no receivables for recoveries as of September 30, 2006 and December 31, 2005.

German InfraServs — On January 1, 1997, coinciding with a reorganization of the Hoechst businesses in Germany, real estate service companies (“InfraServs”) were created to own directly the land and property and to provide various technical and administrative services at each of the manufacturing locations. The Company has manufacturing operations at three InfraServ locations in Germany: Oberhausen, Frankfurt am Main-Hoechst and Kelsterbach, and holds interests in the companies which own and operate the former Hoechst sites in Gendorf, Knapsack and Wiesbaden.

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

The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ Partnership. In view of this potential obligation to eliminate residual contamination, the InfraServs, primarily relating to equity and cost affiliates which are not consolidated by the Company, have reserves of $74 million and $81 million as of September 30, 2006 and December 31, 2005, respectively.

U.S. Superfund Sites — In the U.S., the Company may be subject to substantial claims brought by U.S. federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 50 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. As of both September 30, 2006 and December 31, 2005, the Company had provisions totaling $15 million for U.S. Superfund sites.

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company will join with other PRPs to sign joint defense agreements that will settle, among PRPs, each party’s percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to environmental remediation activity is contained in the Footnotes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

24.	Subsequent Events

On October 3, 2006, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to approximately $2 million and a cash dividend of $0.04 per share on its Series A common stock amounting to approximately $7 million. Both cash dividends are for the period August 1, 2006 to October 31, 2006 and are payable on November 1, 2006 to holders of record as of October 15, 2006.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our 2005 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006 and the Unaudited Interim Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

During the first quarter of 2006, we adopted SFAS No. 123(R). As a result, our net earnings for the three and nine months ended September 30, 2006 was $3 million (net of tax of $2 million) and $9 million (net of tax of $5 million), respectively, lower than if we had continued to account for share-based compensation under APB No. 25 and related interpretations. For additional details, see Note 16 to the unaudited interim notes to consolidated financial statements.

European Oxo Transaction

On October 1, 2003, CAG and Degussa AG (“Degussa”) completed the combination of their European oxo businesses. The venture, European Oxo GmbH (“EOXO”), consists of both companies’ propylene-based oxo chemical activities. CAG contributed net assets with a carrying value of $12 million for a 50% interest in the venture. CAG retained substantially all the accounts receivable, accounts payable and accrued liabilities of its contributed business existing on September 30, 2003. In addition, CAG and Degussa each have committed to fund the venture equally. Under a multi-year agreement, Degussa has the option to sell its interest in EOXO to us beginning in January 2008 for a price based on a formula which considers the profitability and net debt of the venture and the purchase price of rhodium.

On August 28, 2006, Celanese Chemicals Europe GmbH (“CCE”), a wholly owned subsidiary of CAG, entered into an agreement with Degussa pursuant to which Degussa granted CCE an option to purchase Degussa’s interest in EOXO for a purchase price not materially different than the formula described above and the assumption of certain liabilities. The option is exercisable until June 30, 2007 and is subject to certain conditions. Degussa has given notice that if CCE does not exercise its option to purchase by June 30, 2007, Degussa will exercise its right to sell its interest in EOXO to us beginning in 2008 for a price based on the same formula described above.

Our European oxo business is part of our Chemical Products segment. We report our investment in EOXO using the equity method of accounting.

Pending Acquisition of Acetate Products Limited

In August 2006, we signed a definitive agreement to purchase the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”). Under the terms of the agreement, we will not assume any debt obligations. The agreement is subject to the receipt of certain regulatory approvals and other customary closing conditions. The transaction is expected to close during the fourth quarter of 2006. This acquisition is not expected to be material to our financial position or the results of operations. We plan to fund the acquisition using available cash from operations.

Results of Operations

Financial Highlights

	Three Months Ended				Nine Months Ended
	September 30,	% of	September 30,	% of	September 30,	% of	September 30,	% of
	2006	Net Sales	2005	Net Sales	2006	Net Sales	2005	Net Sales
	(Unaudited)
	(In $ millions)

Statement of Operations Data:
Net sales	1,685	100.0%	1,526	100.0%	5,000	100.0%	4,493	100.0%
Gross profit	367	21.8%	286	18.7%	1,084	21.7%	1,002	22.3%
Other (charges) gains, net	—	—	(24)	(1.6)%	(12)	(0.2)%	(89)	(2.0)%
Operating profit	200	11.9%	95	6.2%	562	11.2%	406	9.0%
Equity in net earnings of affiliates	20	1.2%	21	1.4%	59	1.2%	48	1.1%
Earnings from continuing operations before tax and minority interests	181	10.7%	77	5.0%	490	9.8%	216	4.8%
Earnings from continuing operations	107	6.4%	47	3.1%	328	6.6%	96	2.1%
Earnings (loss) from discontinued operations	2	0.1%	(2)	(0.1)%	1	0.0%	6	0.1%
Net earnings	109	6.5%	45	2.9%	329	6.6%	102	2.3%
Depreciation and amortization	70	4.2%	70	4.6%	213	4.3%	200	4.5%

	As of	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In $ millions)

Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	205	155
Plus: Long-term debt	3,244	3,282

Total debt	3,449	3,437

Summary of Consolidated Results for the Three and Nine Months Ended September 30, 2006 compared to the Three and Nine Months Ended September 30, 2005

Net Sales

Net sales for the three and nine months ended September 30, 2006 increased 10.4% and 11.3%, respectively. An increase in pricing of 4% and 3% for the three and nine months ended September 30, 2006, respectively, driven by higher raw material and energy costs contributed to the improvement in net sales. Also, an increase in volumes of 4% and 2% for the three and nine months ended September 30, 2006, respectively, driven by our Ticona and Performance Products business segments, contributed significantly to the increase in net sales. The volume increases are the results of increased market penetration from Ticona’s POM products, an improved business environment in Europe and continued growth in new and existing applications from our Sunett® sweetener. Additionally, net sales from Acetex of $413 million contributed to the increase in net sales for the nine months ended September 30, 2006 as compared to $115 million of net sales from Acetex for the same period in 2005. The Acetex business was acquired in July 2005.

Gross Profit

Gross profit increased to 21.8% of net sales for the three months ended September 30, 2006 from 18.7% of net sales for the same period in 2005. Gross profit decreased to 21.7% of net sales for the nine months ended September 30, 2006 from 22.3% of net sales for the same period in 2005. The increase for the three months ended September 30, 2006 is primarily due to higher volumes and pricing more than offsetting higher raw material and energy costs. Volumes increased for such products as acetyls, acetyl derivative products, POM, Vectra and GUR while pricing increased for acetyls and derivative products. The decrease for the nine months ended September 30, 2006 is primarily due to higher overall raw material and energy costs for the period. Downstream products experienced margin recovery while overall price increases in basic products for the period could not offset the increases in raw material costs. Downstream products are products driven by innovation and are typically priced based on their value to their customers rather than on supply and demand characteristics in the market. In addition, Ticona experienced a decline in average pricing due to a larger mix of sales from lower priced products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was relatively flat for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The slight increases in the three months and nine months ended September 30, 2006 consist of stock-based compensation expense of $5 million and $14 million, respectively, resulting from our adoption of SFAS No. 123(R) and $5 million and $15 million, respectively, related to our long-term incentive plan. Additionally, the nine months ended September 30, 2006 included selling, general and administrative expenses from the Acetex business as well as costs related to executive severance and legal costs associated with the Squeeze-Out of CAG shareholders of $23 million. These expenses were mostly offset by ongoing cost savings initiatives from the Ticona and Acetate Products segments and lower costs from the divestiture of the Cyclo-olefin Copolymer (“COC”) business.

Other (Charges) Gains, net

The components of other (charges) gains, net for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In $ millions)

Employee termination benefits	—	(9)	(11)	(18)
Plant/office closures	—	(1)	—	(2)

Total restructuring	—	(10)	(11)	(20)
Environmental related plant closures	—	(12)	—	(12)
Asset impairments	—	(1)	—	(25)
Insurance recoveries associated with plumbing cases	—	—	3	4
Other	—	(1)	(4)	(36)

Total other (charges) gains, net	—	(24)	(12)	(89)

Other (charges) gains, net decreased by $24 million and $77 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The decrease for the three months ended September 30, 2006 is due to the absence of environmental related plant closures of $12 million recorded in 2005 as well as an overall reduction of employee termination benefits and other restructuring charges. The decrease for the nine months ended September 30, 2006 is due to the absence of asset impairment charges of $25 million related to the divestiture of our COC business, environmental related plant closures of $12 million and the absence of $35 million related to the termination of advisor monitoring services, all of which were recorded in 2005.

Operating Profit

Operating profit increased 110.5% and 38.4% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. This is principally driven by higher pricing, lower other (charges) gains, net and productivity improvements. The nine months ended September 30, 2006 included operating profit from Acetex of $14 million, an increase of $16 million compared to the same period in 2005.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates was relatively flat for the three months ended September 30, 2006 and increased 22.9% for the nine months ended September 30, 2006 compared to the same periods in 2005. Cash distributions received from equity affiliates decreased by $8 million for the nine months ended September 30, 2006 due to the timing of dividend receipts from Ticona’s high performance products ventures and its POM ventures.

Interest Expense

Interest expense was relatively flat for the three months ended September 30, 2006 and decreased 31.0% for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease for the nine month period is primarily due to $28 million related to accelerated amortization of deferred financing costs and $74 million related to early redemption premiums associated with the partial redemption of the senior subordinated notes, senior discount notes and floating rate term loan, both recorded in 2005.

Other Income (Expense), Net

Other income (expense), net was flat for the three months ended September 30, 2006 and increased 29.8% for the nine months ended September 30, 2006 compared to the same periods in 2005. The increase is primarily related to lower anticipated guaranteed payments to CAG minority shareholders of $18 million for the nine months ended

September 30, 2006 due to our increased ownership in CAG. In addition, dividend income related to investments accounted for under the cost method increased by $8 million for the nine months ended September 30, 2006 compared to the same period in 2005. This is primarily driven by the timing of dividend receipts and higher dividends from our investments in recently expanded China ventures.

Income Taxes

Income taxes for the three and nine months ended September 30, 2006 and 2005 are recorded based on the estimated annual effective tax rate. As of September 30, 2006, the estimated annualized tax rate is 32%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2006 reflects earnings in low tax jurisdictions and a partial benefit for reversal of valuation allowance on 2006 projected U.S. income, offset by higher tax rates in certain non-U.S. jurisdictions. Reversals of the valuation allowance established at the Acquisition resulting from positive earnings or a change in judgment regarding the realizability of the net deferred tax asset are primarily reflected as a reduction of goodwill. Therefore, the effective tax rate reflects only a partial benefit for reversal of valuation allowance of approximately $7 million for the nine months ended September 30, 2006.

For the three and nine months ended September 30, 2006, we recorded tax expense of $72 million and $159 million, respectively, which resulted in an effective tax rate of 40% and 32%, respectively. The higher effective tax rate for the three months ended September 30, 2006 was due to the increase in the estimated annual effective rate from the prior quarter and adjustments for tax return to provision estimates in certain taxing jurisdictions. The higher effective rate for the nine months ended September 30, 2006 compared to the six months ended June 30, 2006 was due to increased earnings in high tax jurisdictions. For the three and nine months ended September 30, 2005, we recorded tax expense of $27 million and $79 million, respectively, which resulted in an effective tax rate of 35% and 37%, respectively. The effective tax rate in 2005 was significantly affected by the non-recognition of tax benefits associated with acquisition related expenses.

Earnings (loss) from Discontinued Operations

Earnings from discontinued operations primarily relates to Acetate Products’ filament operations, which were discontinued during the fourth quarter of 2005, and Chemical Products’ Pentaerythritol (“PE”) operations, which were discontinued during the third quarter of 2006. As a result, revenues and expenses related to the filament and PE operations lines are reflected as a component of discontinued operations.

Selected Data by Business Segment

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2006	2005	in $	2006	2005	in $
	(Unaudited)
	(In $ millions)

Net Sales
Chemical Products	1,206	1,091	115	3,558	3,203	355
Technical Polymers Ticona	230	212	18	691	674	17
Acetate Products	171	162	9	514	499	15
Performance Products	41	46	(5)	138	140	(2)
Other Activities	69	55	14	198	75	123
Inter-segment Eliminations	(32)	(40)	8	(99)	(98)	(1)

Total Net Sales	1,685	1,526	159	5,000	4,493	507

Other (Charges) Gains, Net
Chemical Products	—	(12)	12	(7)	(16)	9
Technical Polymers Ticona	—	(1)	1	4	(22)	26
Acetate Products	—	(9)	9	—	(10)	10
Performance Products	—	—	—	—	—	—
Other Activities	—	(2)	2	(9)	(41)	32

Total Other Charges, Net	—	(24)	24	(12)	(89)	77

Operating Profit (Loss)
Chemical Products	170	101	69	475	436	39
Technical Polymers Ticona	37	18	19	116	62	54
Acetate Products	23	4	19	75	24	51
Performance Products	10	13	(3)	43	41	2
Other Activities	(40)	(41)	1	(147)	(157)	10

Total Operating Profit	200	95	105	562	406	156

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	192	136	56	522	481	41
Technical Polymers Ticona	50	34	16	159	107	52
Acetate Products	23	5	18	96	27	69
Performance Products	8	10	(2)	40	36	4
Other Activities	(92)	(108)	16	(327)	(435)	108

Total Earnings from Continuing Operations Before Tax and Minority Interests	181	77	104	490	216	274

Depreciation & Amortization
Chemical Products	39	45	(6)	118	118	—
Technical Polymers Ticona	16	13	3	48	42	6
Acetate Products	6	3	3	18	21	(3)
Performance Products	3	4	(1)	11	10	1
Other Activities	6	5	1	18	9	9

Total Depreciation & Amortization	70	70	—	213	200	13

Factors Affecting Third Quarter 2006 Segment Net Sales Compared to Third Quarter 2005

The charts below set forth the percentage increase (decrease) in net sales from the 2005 period attributable to each of the factors indicated in each of our business segments.

	Volume	Price	Currency	Other		Total
	(In percentages)

Chemical Products	3	5	2	0		10
Technical Polymers Ticona	10	(3)	2	(1	)(a)	8
Acetate Products	0	6	0	0		6
Performance Products	(6)	(6)	1	0		(11)

Total Company (b)	4	4	2	0		10

(a)	Includes loss of sales related to the COC divestiture

(b)	Includes the effects of AT Plastics and the captive insurance companies

Factors Affecting Nine Months Ended 2006 Segment Net Sales Compared to Nine Months Ended 2005

	Volume	Price	Currency	Other		Total
	(In percentages)

Chemical Products	1	4	0	6	(a)	11
Technical Polymers Ticona	6	(1)	(2)	(1	)(b)	2
Acetate Products	(4)	7	0	0		3
Performance Products	11	(10)	(2)	0		(1)

Total Company	2	3	0	6	(c)	11

(a)	Includes net sales from the Acetex business, excluding AT Plastics

(b)	Includes loss of sales related to the COC divestiture

(c)	Includes the effects of AT Plastics and the captive insurance companies

Summary by Business Segment for the Three and Nine Months Ended September 30, 2006 compared to the Three and Nine Months Ended September 30, 2005

Chemical Products

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2006	2005	in $	2006	2005	in $
	(Unaudited)
	(In $ millions)

Net sales	1,206	1,091	115	3,558	3,203	355
Net sales variance:
Volume	3%			1%
Price	5%			4%
Currency	2%			0%
Other	0%			6%
Operating profit	170	101	69	475	436	39
Operating margin	14.1%	9.3%		13.4%	13.6%
Other (charges) gains, net	—	(12)	12	(7)	(16)	9
Earnings from continuing operations before tax and minority interests	192	136	56	522	481	41
Depreciation and amortization	39	45	(6)	118	118	—

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

Chemical Products’ net sales increased 10% and 11% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Pricing increased for most products driven by higher raw material costs, particularly ethylene, butane and propylene. Overall, volumes increased 3% and 1% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 primarily due to increased demand in Asia and competitor outages during the third quarter of 2006. The increase for the nine months ended September 30, 2006 was also due to the inclusion of net sales from Acetex (excluding AT Plastics), which was acquired in July 2005, of $230 million, an increase of $165 million compared to the same period in 2005.

Operating profit increased 68% and 9% for the three and nine months ended September 30, 2006, respectively, compared to the same period in 2005 as higher volumes in all product lines, price increases in both acetyl and acetyl derivative products and lower other charges more than offset raw material price increases, primarily in ethylene and propylene. Acetex (excluding AT Plastics) had operating profit of $15 million for the nine months ended September 30, 2006, an increase of $12 million from the same period in 2005.

Earnings from continuing operations before tax and minority interests increased 41% and 9% for the three and nine months ended September 30, 2006 compared to the same period in 2005. The increases are primarily due to the increases in operating profit. Equity in net earnings of affiliates increased $9 million for the nine months ended September 30, 2006 compared to the same period in 2005.

Technical Polymers Ticona

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2006	2005	in $	2006	2005	in $
	(Unaudited)
	(In $ millions)

Net sales	230	212	18	691	674	17
Net sales variance:
Volume	10%			6%
Price	(3)%			(1)%
Currency	2%			(2)%
Other	(1)%			(1)%
Operating profit	37	18	19	116	62	54
Operating margin	16.1%	8.5%		16.8%	9.2%
Other (charges) gains, net	—	(1)	1	4	(22)	26
Earnings from continuing operations before tax and minority interests	50	34	16	159	107	52
Depreciation and amortization	16	13	3	48	42	6

Our Ticona segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. The primary products of Ticona are POM, polybutylene terephthalate (“PBT”) and GUR, an ultra-high molecular weight polyethylene. POM and PBT are used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

Ticona’s net sales increased 8% and 2% for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The increase for the quarter is driven by 10% higher volumes, partially offset by 3% lower pricing. Volumes increased in all product lines, particularly in POM, Vectra and GUR, due to increased market penetration and a stronger business environment in Europe. Ticona experienced a decline in average pricing driven by a larger mix of sales from lower priced products. Improved volumes for the nine months ended September 30, 2006 of 6% were partially offset by negative currency effects of 2% and the absence of net sales due to the divestiture of the COC business in December 2005. During the nine months ended September 30, 2005, COC recorded approximately $8 million in net sales.

Operating profit increased significantly for the three and nine months ended September 30, 2006 compared to the same periods in 2005, as improved net sales more than offset higher raw material and energy costs. Also contributing to the increases are positive effects from the exit of the COC business (including a reduction in other charges due to the 2005 asset impairment charge of $25 million), productivity improvements and lower spending due to an organizational redesign. During the three and nine months ended September 30, 2005, COC recorded approximately $7 million and $42 million, respectively, in operating loss, which includes asset impairments.

Earnings from continuing operations before tax and minority interests increased 47% and 49% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increases are primarily due to the increases in operating profit. Equity in net earnings of affiliates remained flat for the three and nine months ended September 30, 2006 compared to the same periods in 2005.

Acetate Products

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2006	2005	in $	2006	2005	in $
	(Unaudited)
	(In $ millions)

Net sales	171	162	9	514	499	15
Net sales variance:
Volume	0%			(4)%
Price	6%			7%
Currency	0%			0%
Other	0%			0%
Operating profit	23	4	19	75	24	51
Operating margin	13.5%	2.5%		14.6%	4.8%
Other (charges) gains, net	—	(9)	9	—	(10)	10
Earnings from continuing operations before tax and minority interests	23	5	18	96	27	69
Depreciation and amortization	6	3	3	18	21	(3)

Our Acetate Products segment primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake which is processed into acetate fiber in the form of a tow band.

Acetate Products’ net sales increased 6% and 3% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 as higher prices and increased flake volumes more than offset lower tow volumes. The lower tow volumes which were a result of shutting down our Canadian tow plant were partially offset by an increase in flake sales to our China tow ventures.

Operating profit increased 475% and 213% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Higher pricing, savings from restructuring and lower other charges more than offset lower overall sales volumes and higher raw material and energy costs for the three and nine months ended September 30, 2006. Depreciation and amortization increased $3 million for the three months ended September 30, 2006 due to an increased asset base, but decreased overall by $3 million for the nine months ended September 30, 2006 primarily due to a charge in 2005 related to additions to asset retirement obligations.

Earnings from continuing operations before tax and minority interests benefited from the higher operating profits for the three and nine months ended September 30, 2006, as well as higher dividends from our China ventures for the nine months ended September 30, 2006.

Performance Products

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2006	2005	in $	2006	2005	in $
	(Unaudited)
	(In $ millions)

Net sales	41	46	(5)	138	140	(2)
Net sales variance:
Volume	(6)%			11%
Price	(6)%			(10)%
Currency	1%			(2)%
Other	0%			0%
Operating profit	10	13	(3)	43	41	2
Operating margin	24.4%	28.3%		31.2%	29.3%
Other (charges) gains, net	—	—	—	—	—	—
Earnings from continuing operations before tax and minority interests	8	10	(2)	40	36	4
Depreciation and amortization	3	4	(1)	11	10	1

The Performance Products segment operates under the trade name of Nutrinova and produces and sells Sunett® high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Performance Products’ net sales decreased 11% and remained relatively flat for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. A 6% decline in volumes and a 6% decline in pricing for the three months ended September 30, 2006 were partially offset by positive currency effects of 1%. An 11% improvement in volumes for the nine months ended September 30, 2006 was offset by lower pricing of 10% and negative currency effects of 2%. Volumes decreased slightly from the Sunett sweetener for the three months ended September 30, 2006, but increased overall by 14% for the nine months ended September 30, 2006. The Sunett sweetener products experienced strong volume growth during the nine months ended September 30, 2006, due to strong demand from our customers associated with new product launches, as well as the impact from the warmer than normal temperatures in Europe and North America. However, volume growth is expected to decline to more normal single digit rates in the final quarter of 2006. Consistent with our strategy, Sunett sweetener pricing declined on lower unit selling prices associated with higher volumes to our major customers. Pricing for sorbates remained relatively flat during the three and nine months ended September 30, 2006, while worldwide capacity still prevailed in the industry.

Earnings from continuing operations before tax and minority interests decreased for the three months ended September 30, 2006 and increased for the nine months ended September 30, 2006 primarily due to the similar movements in operating profit.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies and the AT Plastics business.

Net sales increased to $69 million from $55 million for the three months ended September 30, 2006 compared to the same period in 2005. Net sales increased to $198 million from $75 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase in net sales is primarily due to the acquisition of AT Plastics which occurred in the third quarter of 2005. Net sales for AT Plastics increased to $65 million from $49 million for the three months ended September 30, 2006 compared to the same period in 2005. Net sales for AT Plastics increased to $182 million from $49 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase for the nine months ended September 30, 2006 is partially offset by an $8 million decrease in net sales resulting from the sale of PBI and the Vectran product lines during the second quarter of 2005.

The operating loss for Other Activities remained flat for the three months ended September 30, 2006 and improved by $10 million for the nine months ended September 30, 2006 compared to the same periods in 2005. Increases for the quarter due to stock-based compensation expense of $5 million resulting from our adoption of SFAS No. 123(R) and $5 million related to our long-term incentive plan were offset by increased operating profit from the AT Plastics business of $7 million. The improvement for the nine months ended September 30, 2006 is largely due to the absence of $45 million related to the 2005 advisor monitoring fee and the termination of advisor monitoring services agreement during the first quarter of 2005, a $4 million increase in operating profit from the AT Plastics business and a $4 million accrual reversal related to a plant relocation. This improvement is partially offset by executive severance and legal costs associated with the Squeeze-Out of $23 million, stock-based compensation expense of $14 million resulting from our adoption of SFAS No. 123(R) and $11 million of additional expense related to our long-term incentive plan.

Loss from continuing operations before tax and minority interests decreased by $16 million and $108 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The decrease for the nine months ended September 30, 2006 is primarily due to the decrease in operating losses previously discussed above within this segment and a decrease in interest expense of $102 million. The decrease for the nine month period is primarily due to $28 million in 2005 related to accelerated amortization of deferred financing costs and $74 million in 2005 related to early redemption premiums associated with the partial redemption of the senior subordinated notes, senior discount notes and floating rate term loan, both recorded in 2005.

Liquidity and Capital Resources

Our primary source of liquidity will continue to be cash generated from operations, available cash and cash equivalents and funds from our portfolio of strategic investments. In addition, we have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations. We believe we will have available resources to meet our liquidity requirements for the remainder of the year and for the subsequent twelve months, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

Cash Flows

Cash and cash equivalents at September 30, 2006 were $513 million, which was an increase of $123 million from December 31, 2005. See below for details on the change in cash and cash equivalents from December 31, 2005.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $415 million for the nine months ended September 30, 2006, compared with $513 million for the same period in 2005. The reduction in operating cash flows was due primarily to an increase in cash used from changes in operating assets and liabilities partially offset by increased earnings from continuing operations. Earnings from continuing operations increased to $328 million for the nine months ended September 30, 2006, compared with $96 million for the same period in 2005. The changes in operating assets and liabilities were driven by higher trade and other receivables and lower inventories and trade payables. The increase in receivables is due to higher net sales. The decrease in inventory is due to the favorable reduction associated with the hurricanes in 2005, and the decrease in trade payables is due to the timing of payments.

Net Cash Used in Investing Activities

Net cash from investing activities resulted in a cash outflow of $193 million for the nine months ended September 30, 2006 compared to a cash outflow of $778 million for the same period in 2005. The decrease in cash outflow is primarily due to cash paid of $397 million for the purchase of additional CAG shares in August 2005, $216 million for the purchase of Acetex in July 2005 and $208 million for the purchase of Vinamul in February 2005. These decreases were offset by the net effect of an increase in capital expenditures of $44 million, an increase in restricted cash of $42 million, a decrease in net proceeds from the sale and purchase of marketable securities of $52 million, a decrease in net proceeds received for the disposal of discontinued operations of $75 million, a decrease in fees associated with the 2005 acquisitions of $27 million and a decrease in the proceeds received from the sales of assets of $29 million.

Our capital expenditures were $176 million and $132 million for the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures in 2006 and 2005 included costs for the expansion of our Nanjing, China site into an integrated chemical complex. Capital expenditures are expected to be approximately $250 million for 2006.

Net Cash Used in Financing Activities

Net cash from financing activities decreased to a cash outflow of $109 million for the nine months ended September 30, 2006 compared to a cash outflow of $78 million for the same period in 2005. The cash outflow in 2006 primarily relates to the $100 million voluntary repayment of the Senior Term Loan facility on July 14, 2006. The cash outflow in 2005 primarily relates to the following major financing activities:

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

Debt and Capital

In 2005, we issued 9,600,000 shares of liquidation preference preferred stock for proceeds of $240 million. Holders of the preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available therefor, cash dividends at the rate of 4.25% per annum (or $1.06 per share), payable quarterly in arrears, which commenced on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. As of September 30, 2006, the dividend is expected to result in an annual payment of approximately $10 million. Unpaid declared dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into shares of our Series A common stock at a conversion rate of approximately 1.25 shares of our Series A common stock per $25.00 liquidation preference of the preferred stock. During the nine months ended September 30, 2006, we paid $8 million in dividends on our preferred stock. On October 3, 2006 we declared a $2 million cash dividend on our convertible perpetual preferred stock which is payable on November 1, 2006.

In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our Board of Directors in its sole discretion determines otherwise. During the nine months ended September 30, 2006, we paid $19 million in aggregate dividends on our Series A common stock and on October 3, 2006 we declared a $7 million cash dividend which is payable on November 1, 2006. Based upon the number of outstanding shares as of September 30, 2006, the annual cash dividend payment is approximately $25 million. However, there is no assurance that sufficient cash will be available to pay such dividend.

On May 9, 2006, we filed with the SEC a universal shelf registration statement on Form S-3, thus registering shares of our Series A common stock, shares of our preferred stock and depository shares. On May 10, 2006, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. agreed to sell 35,000,000 shares of Series A common stock through a public secondary offering and granted to the underwriter an over-allotment option to purchase up to an additional 5,250,000 shares of our Series A common stock. The underwriter did not exercise the over-allotment option. We did not receive any of the proceeds from the offering. The transaction closed on May 15, 2006. We incurred and expensed approximately $2 million of fees related to this transaction.

As of September 30, 2006, we had total debt of $3,449 million compared to $3,437 million as of December 31, 2005. We were in compliance with all of the financial covenants related to our debt agreements as of September 30, 2006.

Contractual Debt Obligations.  The following table sets forth our fixed contractual debt obligations as of September 30, 2006:

		Remaining	2007-	2009-	2011 and
Fixed Contractual Debt Obligations	Total	2006	2008	2010	Thereafter
	(In $ millions)

Term loan facilities	1,613	4	33	33	1,543
Interest payments on debt(1)	1,919	61	489	532	837
Senior subordinated notes(2)	961	—	—	—	961
Senior discount notes(3)	554	—	—	—	554
Other debt(4)	465	176	21	50	218

Total fixed contractual debt obligations	5,512	241	543	615	4,113

(1)	For future interest expense, we assumed no change in variable rates. (See Note 10 for the applicable interest rates).

(2)	Does not include $3 million of premium.

(3)	Reflects the accreted value of the notes at maturity of $145 million.

(4)	Does not include a $2 million reduction due to purchase accounting.

Senior Credit Facilities.  As of September 30, 2006, the senior credit facilities of $2,441 million consist of a term loan facility of $1,613 million, a revolving credit facility of $600 million and a credit-linked revolving facility of $228 million.

Term loan facility — Subsequent to the consummation of the initial public offering in January 2005, we entered into amended and restated senior credit facilities which increased the term loan facility. The terms of the amended and restated senior credit facilities are substantially similar to the terms of our immediately previous senior credit facilities. As of September 30, 2006, the term loan facility had a balance of $1,613 million, which matures in 2011. On July 14, 2006, we made a $100 million equivalent voluntary prepayment on our Senior Term Loan facility. In connection with the voluntary prepayment, we wrote-off approximately $1 million of unamortized deferred financing fees associated with our Senior Term Loan facility.

Revolving credit facility — The revolving credit facility, through a syndication of banks, provides for borrowings up to $600 million, including the availability of letters of credit in U.S. dollars and euros and for borrowings on same-day notice. As of September 30, 2006, there were no borrowings under the revolving credit facility; however, $68 million of letters of credit had been issued under the facility; accordingly, $532 million remained available for borrowing. On October 18, 2006, letters of credit under the revolving credit facility totaling $36 million were cancelled by the beneficiaries, increasing the available borrowings under this facility to $568 million as of that date.

Credit-linked revolving facility — The $228 million credit-linked facility matures in 2009 and provides borrowing capacity for the issuance of letters of credit. As of September 30, 2006, $193 million of letters of credit had been issued under the facility and $35 million was available for borrowing. On October 18, 2006, letters of credit under the credit-linked revolving facility totaling $8 million were cancelled by the beneficiaries, increasing the available borrowings under this facility to $43 million as of that date.

Substantially all of the assets of Celanese Holdings LLC (“Celanese Holdings”), the direct parent of BCP Crystal, and subject to certain exceptions, substantially all of its existing and future U.S. subsidiaries, referred to as U.S. Guarantors, secure these senior credit facilities.

Other Contractual Obligations

During the nine months ended September 30, 2006, we entered into two fifteen year take or pay contracts with an annual commitment of approximately $6 million.

Deferred compensation

Please see Note 16, Stock-based and Other Management Compensation Plans, of the Unaudited Interim Consolidated Financial Statements for additional information. Should the payout be triggered we will fund the payments with either existing cash, or borrowings from the revolving credit facility, or a combination thereof. Upon the occurrence of the triggering events mentioned in Note 16 to the Unaudited Interim Consolidated Financial Statements, the maximum amount earned and vested under the plan through 2006 would be approximately $62 million.

Long-term incentive plan

Please see Note 16, Stock-based and Other Management Compensation Plans, of the Unaudited Interim Consolidated Financial Statements for additional information. Payout under the LTIP Plan will occur following the end of year three of the LTIP Plan (December 31, 2006) and will be payable in the first quarter of 2007. The amount the Company expects to pay out under the LTIP Plan is approximately $25 million.

Squeeze-Out Payment

On May 30, 2006, we announced that the fair cash compensation in relation to the transfer of shares held by the minority shareholders is set at €66.99 per share. Based on the amount of €66.99 per share, the total amount of funds to be paid as fair cash compensation once the Squeeze-Out becomes effective is approximately €62 million (approximately $78 million at September 30, 2006). For an update of the Squeeze-Out proceedings, see Part II — Other Information — Item 1. Legal Proceedings — Squeeze-Out.

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004. See further details in our 2005 Annual Report on Form 10-K which was filed with the SEC on March 31, 2006.

On June 1, 2006, the guaranteed dividend for the fiscal year ended on September 30, 2005, which amounted to €3 million ($3 million), was paid. In addition, pursuant to a settlement agreement entered into with plaintiff shareholders in March 2006, the Purchaser paid €1 million ($1 million) on June 30, 2006, the guaranteed dividend for the fiscal year ending on September 30, 2006, to those shareholders who signed a letter waiving any further rights with respect to such guaranteed dividend that ordinarily would become due after next year’s annual general meeting. The remaining liability at September 30, 2006 to be paid in 2007 for CAG’s 2006 fiscal year is €1 million ($2 million).

While the Domination Agreement is operative, the Purchaser is required to compensate CAG for any statutory annual loss incurred by CAG, the dominated entity, on a non-consolidated basis, at the end of its fiscal year when the loss was incurred. If the Purchaser were obligated to make cash payments to CAG to cover an annual loss, the Purchaser might not have sufficient funds to pay interest when due and, unless the Purchaser is able to obtain funds from a source other than annual profits of CAG, the Purchaser might not be able to satisfy its obligation to fund such shortfall. The Purchaser has not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect. The Domination Agreement cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009.

Our subsidiaries, Celanese Caylux Holdings Luxembourg S.C.A., formerly BCP Caylux Holdings Luxembourg S.C.A (“Celanese Caylux”) and BCP Crystal, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligations to make a guaranteed annual payment to the outstanding minority shareholders, to offer to acquire all outstanding CAG shares from the minority shareholders in return for payment of fair cash consideration and to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. In addition, the Company expects to guarantee all obligations of the Purchaser under, or in connection with, the Domination Agreement, including the repayment of all existing and future intercompany indebtedness of the Company’s subsidiaries to CAG. Further, under the terms of the Company’s guarantee, in certain limited circumstances CAG may be entitled to require the immediate repayment of some or all of the intercompany indebtedness owed by the Company’s subsidiaries to CAG. If the Company, Celanese Caylux and/or BCP Crystal are obligated to make payments under such guarantees to the Purchaser, CAG and/or the minority shareholders, as the case may be, or if the intercompany indebtedness owed to CAG is accelerated, we may not have sufficient funds for payments on our indebtedness when due or to make funds available to the Company.

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

Under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and our CEO and CFO concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Internal Control Over Financial Reporting

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

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), CAC and CAG (collectively, the “Celanese Entities”) and Hoechst AG (“HAG”), the former parent of HCC, were named as defendants in two actions filed in September 2006 by U.S. purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions have been consolidated for pre-trial discovery by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina and are styled In re Polyester Staple Antitrust Litigation, MDL 1516. Already pending in that consolidated proceeding are five other actions commenced by five other alleged U.S. purchasers of polyester staple fibers manufactured and sold by the Celanese Entities, which also allege the defendants’ participation in the conspiracy.

In 1998, HCC sold its polyester staple business as part of its sale of its Film & Fibers Division to KoSa, Inc. In a complaint now pending against the Celanese Entities and HAG in the United States District Court for the Southern District of New York, Koch Industries, Inc., Kosa B.V. (“KoSa”), Arteva Specialties, S.A.R.L. (“Arteva Specialties”) and Arteva Services, S.A.R.L. seek, among other things, indemnification under the asset purchase agreement pursuant to which KoSa and Arteva Specialties agreed to purchase defendants’ polyester business for all damages related to the defendants’ participation in, and failure to disclose, the alleged conspiracy, or alternatively, rescission of the agreement.

We do not believe that the Celanese Entities engaged in any conduct that should result in liability in these actions. However, the outcome of the foregoing actions cannot be predicted with certainty. We believe that any resulting liabilities from an adverse result will not, in the aggregate, have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations in any given period.

Shareholder Litigation

No material developments regarding this matter, other than those discussed in Note 16 to the Unaudited Interim Consolidated Financial Statements under the heading Shareholder Litigation, occurred during the three months ended September 30, 2006.

Other Matters

As of September 30, 2006, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 640 asbestos cases. During the three months ended September 30, 2006, 13 new cases were filed against the Company and 24 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

At the beginning of August 2006, we were served seventeen actions filed by minority shareholders with the Frankfurt District Court to set aside the resolution passed by the shareholders of CAG in approval of the Squeeze-Out (described in further detail in Note 2 to the Unaudited Interim Consolidated Financial Statements filed herewith, subheading “Squeeze-Out”). Several minority shareholders joined these proceedings via a third party intervention in support of the plaintiffs. As long as these lawsuits are pending, the Squeeze-Out cannot be entered into the commercial register unless the court, in a separate release proceeding to be initiated by us, holds that the lawsuits should not prevent registration of the Squeeze-Out because (i) they are inadmissible, (ii) they are obviously without merit or (iii) in the court’s discretion and taking into account the violations alleged by plaintiffs, our shareholders’ and our interest in an early effectiveness of the Squeeze-Out outweighs the plaintiffs’ interest. At the end of August 2006, we filed a motion to initiate a release proceeding. In October 2006, the court granted the petition. This decision is subject to appeal. The outcome of the foregoing legal proceedings cannot be predicted with certainty.

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

As a result of our Sponsor’s sale of 35,000,000 shares of our Series A common stock in May 2006, our Sponsor beneficially owns (or has a right to acquire) approximately 31.6% of our outstanding Series A common stock. Under the terms of the stockholders’ agreement between us and certain of the Original Shareholders that are affiliates of the Sponsor, such Original Shareholders are also entitled to designate all nominees for election to our board of directors for so long as they hold at least 25% of the total voting power of our Series A common stock. Thereafter, although our Sponsor will not have an explicit contractual right to do so, it may still nominate directors in its capacity as a stockholder. See “Certain Relationships and Related Party Transactions — Shareholders’ Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated by reference herein. As a result, our Sponsor, through its control over the composition of our board of directors and its control of a significant percentage of the voting power of our Series A common stock, will continue to have significant influence or effective control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of equityholders, regardless of whether or not other equityholders believe that any such transaction is in their own best interests. For example, our Sponsor effectively could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, our Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsor may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsor continues to own a significant amount of our equity, it will continue to be able to significantly influence or effectively control our decisions.

The disposition by the Original Blackstone Shareholders of at least 90% of their equity interest will satisfy a vesting condition under our deferred compensation plan.

In December 2004, we approved, among other incentive and retention programs, a deferred compensation plan for executive officers and key employees. The programs were intended to align management performance with the creation of shareholder value. The deferred compensation plan has an aggregate maximum amount payable of $192 million over five years ending in 2009. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The remaining aggregate maximum amount payable of $142 million (of which $19 million has been accrued at September 30, 2006 related to the accelerated vesting of certain participants in the plan) is subject to downward adjustment if the price of our Series A common stock falls below the January 2005 initial public offering price of $16.00 and vests as follows: (i) a portion (ranging from 26% to 37%, depending on the participant) will vest annually over the next four years based on continued employment with us and the occurrence of a sale or other disposition by the Original Blackstone Shareholders of at least 90% of its equity interest in us, in which the Original Blackstone Shareholders receive at least a 25% cash internal rate of return on their equity interest (a “Qualifying Sale”) and (ii) the balance of the remaining amount payable will vest annually based on the achievement of specified performance criteria, including meeting annual earnings and cash flow targets, and the occurrence of a Qualifying Sale. The Original Blackstone Shareholders have an equity interest of approximately 31.6%. At this point, it is likely that a disposition by the Original Blackstone Shareholders of at least 90% of their equity interest will be a Qualifying Sale. Upon the occurrence of a Qualifying Sale, the amount vested and payable under the plan for 2005 would be approximately $50 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a special meeting of shareholders on August 14, 2006. During this meeting, our shareholders were asked to consider and vote to elect two Class I Directors to our Board of Directors to serve for a term which expires at the annual meeting of shareholders in 2008 or until their successors are duly elected and qualified. On the record date of July 10, 2006, there were 158,592,161 shares of Class A Common Stock issued and outstanding and entitled to be voted at the annual meeting, if represented. There were no “broker non-votes”. The results of the shareholder voting were as follows:

	Votes For	Votes Withheld

1. Election of the director nominees to serve in Class I, for a term which expires at the Annual Meeting of Shareholders in 2008, or until their successors are duly elected and qualified, as follows:
Martin G. McGuinn	142,521,896	1,118,706
John K. Wulff	142,824,878	815,724

James E. Barlett, Chinh E. Chu, David F. Hoffmeister, Benjamin J. Jenkins, Anjan Mukherjee, Paul H. O’Neill, James A. Quella, Daniel S. Sanders, David N. Weidman are continuing to serve after the meeting as directors in accordance with their respective terms.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005).

3.2	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124049-01) filed with the SEC on April 13, 2005).

3.3	Certificate of Designations of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005).

4.1	Form of certificate of Series A common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-120187) (the ‘‘Form S-1”) filed with the SEC on January 19, 2005).

4.2	Form of certificate of Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Form S-1 filed with the SEC on January 13, 2005).

Exhibit
Number	Description

4.3	Third Amended and Restated Shareholders’ Agreement, dated as of October 31, 2005, among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement filed on Form S-1 (File No. 333-127902) filed with the SEC on November 1, 2005).

4.4	Amended and Restated Registration Rights Agreement, dated as of January 26, 2005, among Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3, BA Capital Investors Sidecar Fund, L.P. and Celanese Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-32410) filed with the SEC on January 28, 2005).

4.5	Amendment No. 1 to the Third Amended and Restated Shareholders’ Agreement, dated November 14, 2005, by and among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3, and BA Capital Investors Sidecar Fund, L.P. (incorporated by reference to Current Report on Form 8-K, filed with the SEC on November 18, 2005).

4.6	Amendment No. 2, dated March 30, 2006, to the Third Amended and Restated Shareholders’ Agreement, dated as of October 31, 2005, as amended (the ‘‘Agreement”), by and among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd. 1 (‘‘BCP 1”), Blackstone Capital Partners (Cayman) Ltd. 2 (‘‘BCP 2”), Blackstone Capital Partners (Cayman) Ltd. 3 (‘‘BCP 3” and, together with BCP 1 and BCP 2 and their respective successors and permitted assigns, the ‘‘Blackstone Entities”) and BA Capital Investors Sidecar Fund, L.P., a Cayman Islands limited partnership (‘‘BACI”) (incorporated by reference to Exhibit 4.6 to the Form 10-K filed with the SEC on March 31, 2006).

10.28	Non-qualified Stock Option Agreement, dated September 13, 2006, between Celanese Corporation and non-employee director Martin G. McGuinn (filed herewith).

10.29	Non-qualified Stock Option Agreement, dated September 13, 2006, between Celanese Corporation and non-employee director John K. Wulff (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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