Form 10-Q/A
period 2006-09-30
Celanese CORP
filed 2006-11-03
CIK 1306830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being filed solely for the purpose of adding the exhibit containing the certification of our chief financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2) that was inadvertently omitted by our EDGAR filing agent from our quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 1, 2006 (the “Quarterly Report”). The omission occurred due to the technical errors by the EDGAR filing agent.

This Form 10-Q/A corrects the error stated above and does not modify any other information previously filed in the Quarterly Report or update any disclosure appearing therein or events occurring after the date of filing of that Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ David N. Weidman
Name: David N. Weidman

Title:	Chief Executive Officer,
President and Director

Date: November 3, 2006

By:	/s/ John J. Gallagher III
Name: John J. Gallagher III

Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2006

Item 6 Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4