Form 10-Q
period 2007-06-30
Celanese CORP
filed 2007-07-27
CIK 1306830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Yes ☐     No ☑

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of July 25, 2007 was 149,244,751.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended June 30, 2007

		Page

Part I Financial Information
Item 1.	Financial Statements
	a) Unaudited Interim Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006	2
	b) Unaudited Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
	c) Unaudited Interim Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2006 (revised) and the six months ended June 30, 2007	4
	d) Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5
	e) Notes to the Unaudited Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 4.	Controls and Procedures	53

Part II Other Information
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Submission of Matters to a Vote of Security Holders	55
Item 5.	Other Information	56
Item 6.	Exhibits	56
Signatures		57
Certifications		58
EX-10.1: FORM OF DIRECTOR PERFORMANCE-BASED RESTRICTED STOCK UNIT AGREEMENT
EX-10.2: SEPARATION AGREEMENT
EX-10.3: OFFER LETTER AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In $ millions, except for share and per share data)

Net sales	1,556	1,457	3,111	2,877
Cost of sales	(1,219)	(1,121)	(2,415)	(2,217)

Gross profit	337	336	696	660
Selling, general and administrative expenses	(122)	(136)	(238)	(273)
Amortization of intangible assets (customer related)	(17)	(18)	(35)	(32)
Research and development expenses	(19)	(16)	(36)	(33)
Other (charges) gains, net	(105)	(12)	(106)	(12)
Foreign exchange loss, net	—	(1)	—	(1)
Loss on disposition of assets, net	(3)	(1)	(4)	(1)

Operating profit	71	152	277	308
Equity in net earnings of affiliates	23	18	41	36
Interest expense	(61)	(73)	(133)	(144)
Refinancing expenses	(256)	—	(256)	—
Interest income	11	8	25	16
Dividend income - cost investments	49	39	64	46
Other income (expense), net	(5)	(10)	(15)	(11)

Earnings (loss) from continuing operations before tax and minority interests	(168)	134	3	251
Income tax (provision) benefit	44	(38)	(5)	(68)

Earnings (loss) from continuing operations before minority interests	(124)	96	(2)	183
Minority interests	—	(1)	—	(1)

Earnings (loss) from continuing operations	(124)	95	(2)	182
Earnings (loss) from discontinued operations:
Earnings (loss) from operation of discontinued operations	(5)	11	38	56
Gain on disposal of discontinued operations	16	1	47	1
Income tax (provision) benefit	(4)	(4)	1	(19)

Earnings from discontinued operations	7	8	86	38

Net earnings (loss)	(117)	103	84	220
Cumulative preferred stock dividend	(3)	(2)	(5)	(5)

Net earnings (loss) available to common shareholders	(120)	101	79	215

Earnings (loss) per common share — basic:
Continuing operations	(0.81)	0.59	(0.04)	1.12
Discontinued operations	0.05	0.05	0.54	0.24

Net earnings (loss) available to common shareholders	(0.76)	0.64	0.50	1.36

Earnings (loss) per common share — diluted:
Continuing operations	(0.81)	0.55	(0.04)	1.06
Discontinued operations	0.05	0.05	0.54	0.22

Net earnings (loss) available to common shareholders	(0.76)	0.60	0.50	1.28

Weighted average shares — basic:	156,932,929	158,562,161	158,102,411	158,562,161
Weighted average shares — diluted:	156,932,929	172,066,546	158,102,411	171,974,477

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2007	2006
	(In $ millions, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	470	791
Restricted cash	—	46
Receivables:
Trade receivables — third party and affiliates, net	857	1,001
Other receivables	467	475
Inventories	575	653
Deferred income taxes	76	76
Other assets	51	69

Total current assets	2,496	3,111

Investments	745	763
Property, plant and equipment, net of accumulated depreciation of $744 million and $687 million as of June 30, 2007 and December 31, 2006, respectively	2,176	2,155
Deferred income taxes	67	22
Other assets	565	506
Goodwill	869	875
Intangible assets, net	437	463

Total assets	7,355	7,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	187	309
Trade payables — third party and affiliates	667	823
Other current liabilities	731	787
Deferred income taxes	8	18
Income taxes payable	11	279

Total current liabilities	1,604	2,216

Long-term debt	3,198	3,189
Deferred income taxes	301	297
Benefit obligations	898	889
Other liabilities	693	443
Minority interests	5	74
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 9,600,000 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized, 160,000,096 issued and 152,726,710 outstanding as of June 30, 2007 and 158,668,666 issued and outstanding as of December 31, 2006	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	—	—
Treasury stock, at cost: 7,273,386 shares as of June 30, 2007 and 0 shares as of December 31, 2006	(258)	—
Additional paid-in capital	392	362
Retained earnings	474	394
Accumulated other comprehensive income (loss), net	48	31

Total shareholders’ equity	656	787

Total liabilities and shareholders’ equity	7,355	7,895

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series A						Accumulated
	Preferred Stock		Common Stock						Other
	Outstanding		Outstanding		Treasury Stock		Additional		Comprehensive	Total
	Number of		Number of		Number of		Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Net	Equity
					(In $ millions, except share amounts)

Balance at December 31, 2005	9,600,000	—	158,562,161	—	—	—	337	24	(126)	235
Issuance of Series A shares related to stock option exercises, including related tax benefits	—	—	106,505	—	—	—	2	—	—	2
Comprehensive income (loss), net of tax:
Net earnings	—	—	—	—	—	—	—	406	—	406
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	—	—	—	—	—	13	13
Unrealized gain on derivative contracts	—	—	—	—	—	—	—	—	2	2
Pension and postretirement benefits (revised)	—	—	—	—	—	—	—	—	269	269
Foreign currency translation	—	—	—	—	—	—	—	—	5	5

Other comprehensive income (revised)	—	—	—	—	—	—	—	—	289	289

Comprehensive income (revised)	—	—	—	—	—	—	—	—	—	695
Adjustment to initially apply FASB Statement No. 158, net of tax (revised)	—	—	—	—	—	—	—	—	(132)	(132)
Indemnification of demerger liability	—	—	—	—	—	—	3	—	—	3
Common stock dividends	—	—	—	—	—	—	—	(26)	—	(26)
Preferred stock dividends	—	—	—	—	—	—	—	(10)	—	(10)
Stock-based compensation	—	—	—	—	—	—	20	—	—	20

Balance at December 31, 2006	9,600,000	—	158,668,666	—	—	—	362	394	31	787

Issuance of Series A common stock related to stock option exercises, including related tax benefits	—	—	1,324,030	—	—	—	21	—	—	21
Issuance of Series A common stock	—	—	7,400	—	—	—	—	—	—	—
Purchases of treasury stock, including related fees	—	—	(7,273,386)	—	7,273,386	(258)	—	—	—	(258)
Comprehensive income (loss), net of tax:
Net earnings	—	—	—	—	—	—	—	84	—	84
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	—	—	—	—	—	22	22
Unrealized gain on derivative contracts	—	—	—	—	—	—	—	—	20	20
Pension and postretirement benefits	—	—	—	—	—	—	—	—	(45)	(45)
Foreign currency translation	—	—	—	—	—	—	—	—	20	20

Other comprehensive income (loss)	—	—	—	—	—	—	—	—	17	17

Comprehensive income	—	—	—	—	—	—	—	—	—	101
Indemnification of demerger liability	—	—	—	—	—	—	2	—	—	2
Common stock dividends	—	—	—	—	—	—	—	(13)	—	(13)
Preferred stock dividends	—	—	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	—	—	7	—	—	7
Adoption of FIN 48	—	—	—	—	—	—	—	14	—	14

Balance at June 30, 2007	9,600,000	—	152,726,710	—	7,273,386	(258)	392	474	48	656

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	(In $ millions)

Operating activities:
Net earnings	84	220
Adjustments to reconcile net earnings to net cash provided by operating activities:
Other (charges) gains, net of amounts used	11	(23)
Depreciation, amortization and accretion	158	162
Deferred income taxes, net	(26)	25
Gain on disposition of assets, net	(44)	—
Loss on extinguishment of debt	256	—
Other, net	6	8
Operating cash used in discontinued operations	(101)	(28)
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	55	(46)
Inventories	24	9
Other assets	12	(9)
Trade payables — third party and affiliates	(106)	(31)
Other liabilities	(250)	(120)

Net cash provided by operating activities	79	167
Investing activities:
Capital expenditures on property, plant and equipment	(116)	(113)
Acquisitions and related fees, net of cash acquired	(269)	—
Net proceeds from sale of businesses and assets	658	—
Proceeds from sale of marketable securities	34	54
Purchases of marketable securities	(32)	(48)
Changes in restricted cash	46	(42)
Investing cash used in discontinued operations	—	(2)
Other, net	(26)	(13)

Net cash provided by (used in) investing activities	295	(164)
Financing activities:
Short-term borrowings (repayments), net	(30)	(24)
Proceeds from long-term debt	2,857	7
Repayments of long-term debt	(3,038)	(16)
Refinancing costs	(240)	—
Purchases of treasury stock, including related fees	(258)	—
Stock option exercises	21	—
Dividend payments on Series A common stock and preferred stock	(18)	(18)

Net cash used in financing activities	(706)	(51)
Exchange rate effects on cash	11	12

Net decrease in cash and cash equivalents	(321)	(36)
Cash and cash equivalents at beginning of period	791	390

Cash and cash equivalents at end of period	470	354

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

Basis of Presentation

In this Quarterly Report on Form 10-Q, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “Celanese US” refers to the Company’s subsidiary Celanese US Holdings LLC, a Delaware limited liability company, formally known as BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to the Company’s subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms “Sponsor” and “Advisor” refer to certain affiliates of The Blackstone Group.

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

The unaudited interim consolidated financial statements for the three and six months ended June 30, 2007 and 2006 and as of June 30, 2007 and December 31, 2006 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, cash flows and shareholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2006, as filed on February 21, 2007 with the SEC as part of the Company’s Annual Report on Form 10-K (the “2006 Form 10-K”).

Operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues,

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and allocated charges during the reporting period. Significant estimates pertain to purchase price allocations, impairments of intangible assets and other long-lived assets, restructuring costs, other (charges) gains, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.

As discussed in Note 3, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Tax positions are recognized only when it is more-likely-than-not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

Restricted Cash

As of December 31, 2006, the Company had $46 million of restricted cash. The cash was paid in January 2007 to certain CAG shareholders pursuant to the terms of the Squeeze-Out as discussed in Note 4.

Reclassifications

The Company has reclassified certain prior period amounts to conform to current period’s presentation.

2.	Domination Agreement and Organizational Restructuring

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004 and cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. The Company’s subsidiaries, Celanese International Holdings Luxembourg S.à r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., (“Celanese Caylux”), and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, the Company may not have sufficient funds for payments on its indebtedness when due. The Company has not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect. See additional discussion in the 2006 Form 10-K.

The Domination Agreement was further challenged in eight Null and Void actions in the Frankfurt District Court. These actions were seeking to have the shareholders’ resolution approving the Domination Agreement declared null and void based on an alleged violation of formal requirements relating to the invitation for the shareholders’ meeting. During the three months ended June 30, 2007, the Frankfurt District Court dismissed all Null and Void actions.

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

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more-likely-than-not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting during interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company recorded the initial impact of FIN 48 as a cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings and as an adjustment to Goodwill. See the unaudited interim consolidated statements of shareholders’ equity and Note 15 for additional information related to the impact of the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used for financial and non-financial assets and liabilities. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial position, results of operations and cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on the Company’s financial position, results of operations and cash flows.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FIN 48. This FSP clarifies FIN 48 to provide guidance that a company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation or litigation. The Company incorporated the guidance in this FSP when it initially adopted FIN 48 in January 2007.

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached a conclusion on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). The scope of EITF No. 06-11 consists of the application to share-based payment arrangements with dividend protection

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), and result in an income tax deduction for the employer. EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company does not expect the impact of adopting EITF No. 06-11 to be material to the Company’s financial position, results of operations and cash flows.

4.	Acquisitions, Ventures and Divestitures

Acquisitions

On January 31, 2007, the Company completed the acquisition of the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”), a subsidiary of Corsadi B.V. The purchase price for the transaction was approximately £57 million ($112 million), in addition to direct acquisition costs of approximately £4 million ($7 million). Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. As contemplated prior to closing, on March 14, 2007, the Company announced plans to close the acquired tow production plant at Little Heath, United Kingdom during 2007. In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $1 million in connection with the acquisition of APL.

The following table presents the preliminary allocation of APL acquisition costs to the assets acquired and liabilities assumed, based on their fair values. This preliminary allocation is subject to change upon finalization of purchase accounting.

(In $ millions)

Accounts receivable	34
Inventories	28
Property, plant, and equipment	88
Goodwill	24
Intangible assets	1
Other current assets/liabilities, net	(45)
Non-current liabilities	(11)

Net assets acquired	119

On April 6, 2004, the Company acquired 84% of CAG (the “Acquisition”). During 2005, the Company acquired an additional 14% of CAG. See additional discussion of these acquisitions in the 2006 Form 10-K. On May 30, 2006, CAG’s shareholders approved a transfer to the Purchaser of all shares owned by minority shareholders against payment of cash compensation in the amount of €66.99 per share (the “Squeeze-Out”). The Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, after several lawsuits by minority shareholders challenging the shareholders’ resolution approving the Squeeze-Out were withdrawn pursuant to a settlement agreement entered into between plaintiff shareholders, the Purchaser and CAG on the same day. An aggregate purchase price of approximately €62 million was paid to minority shareholders in January 2007 as fair cash compensation for the acquisition of their shares in CAG, excluding direct acquisition costs of approximately €2 million. As a result of this acquisition, the Company recorded an increase to Goodwill of approximately $5 million during the six months ended June 30, 2007. The amount of the fair cash compensation of €66.99 per share could increase based on the outcome of award proceedings pending in German courts. As of June 30, 2007, the Company’s ownership percentage in CAG was 100%.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ventures

On March 28, 2007, the Company announced that it entered into a strategic partnership with Accsys Technologies PLC (“Accsys”), and its subsidiary Titan Wood, to become the exclusive supplier of acetyl products to Titan Wood’s technology licensees for use in wood acetylation. In conjunction with this partnership, in May 2007, the Company acquired 8,115,883 shares of Accsys’ common stock representing approximately 5.45% of the total voting shares of Accsys for €22 million ($30 million). The investment is treated as an available-for-sale security and is included as a component of long-term Other assets on the Company’s unaudited consolidated balance sheet.

Divestitures

In connection with the Company’s strategy to optimize its portfolio and divest non-core operations, the Company announced on December 13, 2006 its agreement to sell its Chemical Products segment’s oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between Celanese AG and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million subject to final agreement adjustments and the successful exercise of the Company’s option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and the Company acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. The Company completed the sale of its oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The sale included the oxo and derivatives businesses at the Oberhausen, Germany, and Bay City, Texas facilities as well as portions of its Bishop, Texas facility. Also included were EOXO’s facilities within the Oberhausen and Marl, Germany plants. The former oxo and derivatives businesses acquired by Advent International was renamed Oxea. Taking into account agreed deductions by the buyer for pension and other employee benefits and various costs for separation activities, the Company received proceeds of approximately €443 million ($585 million) at closing. The transaction resulted in the recognition of a $31 million pre-tax gain in the first quarter of 2007. The Company recorded an additional pre-tax gain of approximately $16 million during the second quarter of 2007 primarily related to working capital and other adjustments as specified in the sale agreement. Due to certain lease-back arrangements between the Company and the buyer and related environmental obligations of the Company, approximately $49 million of the transaction proceeds attributable to the fair value of the underlying land at Bay City and Oberhausen is deferred as an other long-term liability, and divested land with a book value of $14 million remains on the Company’s unaudited consolidated balance sheet.

Subsequent to closing, the Company and Oxea have certain site service and product supply arrangements. The site services include, but are not limited to, administrative, utilities, health and safety, waste water treatment and maintenance activities for terms which range from one to fifteen years. Product supply agreements contain initial terms of up to fifteen years. The Company has no contractual ability through these agreements or any other arrangements to significantly influence the operating or financial policies of Oxea. The Company concluded, based on the nature and limited projected magnitude of the continuing business relationship between the Company and Oxea, that the divestiture of the oxo products and derivatives businesses should be accounted for as a discontinued operation.

Third party sales include $0 million and $9 million for the three months ended June 30, 2007 and 2006, respectively, and $5 million and $18 million for the six months ended June 30, 2007 and 2006, respectively, that would have been eliminated upon consolidation were the divestiture not accounted for as a discontinued operation. These amounts relate to sales from the continuing operations of the Company to the divested business.

In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $6 million in connection with the sale of the oxo products and derivatives businesses.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2006, the Company discontinued its Pentaerythritol (“PE”) operations, which were included in the Chemical Products segment. During the second quarter of 2007, the Company discontinued its Edmonton, Canada methanol operations, which were included in the Chemical Products segment. As a result, the earnings (loss) from operations related to the Edmonton methanol and PE operations are reflected as components of discontinued operations in the unaudited interim consolidated statements of operations.

The following table summarizes the results of the discontinued operations for the periods presented in the unaudited interim consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007(1)	2006	2007(1)	2006
	(In $ millions)

Net sales	6	218	197	450
Cost of sales	(8)	(205)	(150)	(393)

Gross profit (loss)	(2)	13	47	57

Operating profit (loss)	(5)	11	38	56
Gain on disposal of discontinued operations	16	1	47	1
Income tax benefit (provision) from operation of discontinued operations	2	(4)	(12)	(19)
Income tax benefit (provision) from gain on disposal of discontinued operations	(6)	—	13 (2)	—

Earnings from discontinued operations	7	8	86	38

(1)	The three and six months ended June 30, 2007 include only two months of operations for the oxo products and derivatives businesses as these businesses were sold on February 28, 2007.

(2)	Income tax benefit on gain from disposal of discontinued operations of $13 million is comprised of $29 million tax expense related to the divestiture of facilities in the U.S., offset by $42 million tax benefit on the divestiture of facilities and investments in Germany.

The following table presents the major classes of assets and liabilities of the oxo products and derivatives businesses divested:

(In $ millions)

Trade receivables — third party and affiliates, net	145
Inventories	75
Other assets — current	8
Investments(1)	125
Property, plant and equipment	139
Other assets	21
Goodwill	42
Intangible assets, net	10

Total assets	565

Current liabilities	4
Other liabilities	19

Total liabilities	23

(1)	Includes the Company’s 50% investment in EOXO and the 50% interest in EOXO purchased from Degussa in February 2007.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Method Investment

In February 2007, the Company wrote-off its remaining €1 million ($1 million) cost investment in European Pipeline Development Company B.V. (“EPDC”). In addition, the Company expensed €7 million ($9 million) associated with contingent liabilities that became payable due to the Company’s decision to exit the pipeline development project. The investment in EPDC related to the construction of a pipeline system, solely dedicated to the transportation of propylene, which was to connect Rotterdam via Antwerp, Netherlands, with the Company’s Oberhausen and Marl production facilities in Germany. However, on February 15, 2007, EPDC shareholders voted to cease the pipeline project as originally envisaged and go into liquidation. The Company was a 12.5% shareholder of EPDC.

5.	Receivables, net

	As of	As of
	June 30, 2007	December 31, 2006
	(In $ millions)

Trade receivables — third party and affiliates	870	1,017
Allowance for doubtful accounts — third party and affiliates	(13)	(16)

Subtotal	857	1,001
Reinsurance receivables	79	85
Other	388	390

Net receivables	1,324	1,476

6.	Inventories

	As of	As of
	June 30, 2007	December 31, 2006
	(In $ millions)

Finished goods	413	500
Work-in-process	29	33
Raw materials and supplies	133	120

Total inventories	575	653

7.	Goodwill and Intangible Assets

Goodwill

	Chemical	Acetate		Performance
	Products	Products	Ticona	Products	Other	Total
	(In $ millions)

As of December 31, 2006	368	156	256	84	11	875
Acquisition of CAG(1)	3	(1)	1	1	—	4
Acquisition of APL	—	24	—	—	—	24
Acquisition of Acetex Corporation(3)	—	—	—	—	(5)	(5)
Sale of oxo and derivatives businesses	(42)	—	—	—	—	(42)
Adoption of FIN 48(2)	(23)	(5)	15	11	—	(2)
Exchange rate changes	6	3	4	2	—	15

As of June 30, 2007	312	177	276	98	6	869

(1)	The adjustments recorded during the six months ended June 30, 2007 consist primarily of goodwill recorded related to the purchase of the remaining outstanding CAG shares during the Squeeze-Out of $5 million partially offset by reversals of certain pre-acquisition tax valuation allowances of $1 million.

(2)	See Note 15 for additional discussion of FIN 48.

(3)	The adjustments recorded during the six months ended June 30, 2007 consist of reversals of certain pre-acquisition deferred tax balances.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

	Trademarks and	Customer Related	Developed	Covenants not to
	Tradenames	Intangible Assets	Technology	Compete and Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2006	79	523	13	12	627
Acquisitions	2	10	—	—	12
Divestitures	—	(15)	—	—	(15)
Exchange rate changes	2	9	—	—	11

As of June 30, 2007	83	527	13	12	635
Accumulated Amortization
As of December 31, 2006	(1)	(149)	(8)	(6)	(164)
Current period amortization	—	(34)	(1)	(1)	(36)
Divestitures	—	5	—	—	5
Exchange rate changes	—	(3)	—	—	(3)

As of June 30, 2007	(1)	(181)	(9)	(7)	(198)

Net Book Value as of June 30, 2007	82	346	4	5	437

Aggregate amortization expense charged against earnings for intangible assets with finite lives during the three months ended June 30, 2007 and 2006 totaled $18 million and $18 million, respectively. Aggregate amortization expense charged against earnings for intangible assets with finite lives during the six months ended June 30, 2007 and 2006 totaled $36 million and $35 million, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

	As of	As of
	June 30,	December 31,
	2007	2006
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	32	127
Short-term borrowings, principally comprised of amounts due to affiliates	155	182

Total short-term borrowings and current installments of long-term debt — third party and affiliates	187	309

Long-term debt
Senior Credit Facilities: Term Loan facility due 2011(1)	—	1,622
Senior Credit Facilities: Term Loan facility due 2014	2,820	—
Senior Subordinated Notes 9.625%, due 2014(1)	—	799
Senior Subordinated Notes 10.375%, due 2014(1)	—	171
Senior Discount Notes 10.5%, due 2014(1)	—	339
Senior Discount Notes 10%, due 2014(1)	—	81
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	181	191
Obligations under capital leases and other secured borrowings due at various dates through 2023	100	30
Other borrowings	115	69

Subtotal	3,230	3,316
Less: Current installments of long-term debt	32	127

Total long-term debt	3,198	3,189

(1)	These facilities were repaid in full in conjunction with the debt refinancing discussed below.

As of December 31, 2006, the amended and restated (January 2005) senior credit facilities consisted of a term loan facility, a revolving credit facility and a credit-linked revolving facility. The $600 million revolving credit facility provided for the availability of letters of credit in U.S. dollars and Euros and for borrowings on same-day notice. As of December 31, 2006, there were no letters of credit issued or outstanding borrowings under the revolving credit facility; accordingly, $600 million remained available for borrowing. The Company had an approximate $228 million credit-linked revolving facility available for the issuance of letters of credit. As of December 31, 2006, there were $218 million of letters of credit issued under the credit-linked revolving facility and $10 million remained available for borrowing.

Debt Refinancing

In March 2007, the Company announced a comprehensive recapitalization plan to refinance its debt and repurchase shares. On April 2, 2007, the Company, through certain of its subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of U.S. dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement bear interest at a variable interest rate based on LIBOR (for U.S. dollars) or EURIBOR (for Euros), as applicable, or, for U.S. dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of June 30, 2007, there were $154 million of letters of credit issued under the credit-linked revolving facility and $74 million remained available for borrowing. As of June 30, 2007, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly $650 million remained available for borrowing.

The new senior credit agreement is guaranteed by Celanese Holdings LLC and certain domestic subsidiaries of Celanese US, and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions, pursuant to the Guarantee and Collateral Agreement, dated as of April 2, 2007, by and among Celanese Holdings LLC, Celanese US, certain subsidiaries of Celanese US and Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent.

The new senior credit agreement contains a number of covenants that, subject to certain exceptions, restrict, among other things, the ability of Celanese Holdings LLC and its subsidiaries to incur new debt, repurchase shares, make certain investments, acquire new entities, sell assets and pay dividends in excess of amounts specified in the agreement. Additionally, the revolving credit facility requires Celanese Holdings LLC and its subsidiaries to maintain a maximum First-Lien Senior Secured Leverage Ratio, as defined in the agreement, when there is outstanding credit exposure under the revolver. The Company is in compliance with all of the financial covenants related to its debt agreements as of June 30, 2007.

Proceeds from the new senior credit agreement, together with available cash, were used to retire the Company’s $2,454 million amended and restated (January 2005) senior credit facilities, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and an approximate $228 million credit-linked revolving facility terminating in 2009 and to retire all of the Company’s Senior Subordinated Notes and Senior Discount Notes as discussed below.

On March 6, 2007, the Company commenced cash tender offers (the “Tender Offers”) with respect to any and all of the outstanding 10% senior discount notes due 2014 and 10.5% senior discount notes due 2014 (the “Senior Discount Notes”), and any and all of the outstanding 9.625% senior subordinated notes due 2014 and 10.375% senior subordinated notes due 2014 (the “Senior Subordinated Notes”). The Tender Offers expired on April 2, 2007. Substantially all of the Senior Discount Notes and Senior Subordinated Notes were tendered in conjunction with the Tender Offers. The remaining outstanding Senior Discount Notes and Senior Subordinated Notes not tendered in conjunction with the Tender Offers were redeemed by the Company in May 2007 through optional redemption allowed in the indentures.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the refinancing, the Company incurred premiums paid on early redemption of debt, accelerated amortization and other refinancing costs. The components of refinancing costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In $ millions)

Premium paid on early redemption of debt	207	—	207	—
Accelerated amortization of premiums and deferred financing costs on early redemption and prepayment of debt	33	—	33	—
Debt issuance costs and other	16	—	16	—

Total refinancing expenses	256	—	256	—

In connection with the refinancing, the Company recorded deferred financing costs of $39 million related to the new senior credit agreement, which are included in Other assets on the accompanying unaudited consolidated balance sheet as of June 30, 2007 and will be amortized over the term of the new senior credit agreement. The deferred financing costs consist of $23 million of costs incurred to acquire the new senior credit facility and $16 million of debt issue costs existing prior to the refinancing which will be retained and amortized over the term of the new senior credit agreement. As a result of the refinancing, the Company incurred, through June 30, 2007, approximately $9 million of loss for the mark-to-market on the cross currency swap and the Euro denominated term loan that had been used as a hedge of the Company’s net investment in its European subsidiaries. The Company designated the net investment hedge as such during July 2007.

Principal payments scheduled to be made on the Company’s debt, including short-term borrowings, are as follows:

(In $ millions)

Remainder of 2007	170
2008	44
2009	72
2010	64
2011	66
2012	37
Thereafter	2,932

Total	3,385

Interest Rate Risk Management

In March 2007, in anticipation of the April 2, 2007 debt refinancing, the Company entered into various U.S. dollar and Euro interest rate swaps, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million, respectively. The U.S. dollar interest rate swaps have a maturity date of January 3, 2012. The notional amount of the U.S. dollar swaps will reduce over time according to an amortization schedule. The Euro interest rate swap has a maturity date of April 2, 2011. The notional amount of the Euro swap will remain at its original level throughout the term of the swap. The interest rate swaps have been designated as effective hedges of the Company’s variable rate debt under SFAS No. 133 and qualify for hedge accounting. On March 29, 2007, in connection with the April 2, 2007 debt refinancing, the Company terminated its previously outstanding interest rate swap with a notional value of $300 million and recorded a gain of $2 million.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Current Liabilities and Other Liabilities

The components of other current liabilities are as follows:

	As of	As of
	June 30,	December 31,
	2007	2006
	(In $ millions)

Salaries and benefits	131	198
Environmental	18	26
Restructuring	49	34
Insurance	59	68
Sorbates litigation	154	148
Other	320	313

Total other current liabilities	731	787

The components of other liabilities are as follows:

	As of	As of
	June 30,	December 31,
	2007	2006
	(In $ millions)

Environmental	100	88
Insurance	83	86
Uncertain tax positions(1)	194	—
Deferred revenue(2)	147	98
Other	169	171

Total other liabilities	693	443

(1)	At December 31, 2006, the liability was primarily recorded as a component of Income taxes payable.

(2)	The increase is primarily attributed to $49 million of deferred transaction proceeds from the sale of the oxo products and derivatives businesses to Advent International (see Note 4). The proceeds are deferred due to certain lease-back arrangements between the Company and the buyer and related environmental obligations of the Company.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
		(In $ millions)

Components of net periodic benefit cost
Service cost	10	10	1	—
Interest cost	48	45	4	5
Expected return on plan assets	(56)	(52)	—	—
Recognized actuarial (gain)/loss	—	1	(1)	—
Curtailment (gain)/loss	—	1	—	(1)

Net periodic benefit cost	2	5	4	4

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
		(In $ millions)

Components of net periodic benefit cost
Service cost	19	20	1	1
Interest cost	92	91	9	10
Expected return on plan assets	(106)	(103)	—	—
Recognized actuarial (gain)/loss	—	1	(1)	—
Curtailment (gain)/loss	—	1	—	(1)

Net periodic benefit cost	5	10	9	10

The Company expects to contribute $49 million to its defined benefit pension plans in 2007. As of June 30, 2007, $23 million of contributions have been made. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

The Company expects to make benefit payments of $38 million under the provisions of its other postretirement benefit plans in 2007. As of June 30, 2007, $23 million of benefit payments have been made.

Contributions to the Company’s defined contribution plans are based on specified percentages of employee contributions and aggregated $5 million and $5 million for the six months ended June 30, 2007 and 2006, respectively.

Contributions to the multiemployer plans in which the Company participates are based on specified percentages of employee contributions and aggregated $4 million and $3 million for the six months ended June 30, 2007 and 2006, respectively.

As a result of the sale of the oxo products and derivatives businesses in February 2007 (see Note 4), there was a reduction of approximately 1,076 employees triggering a settlement and remeasurement of the affected pension plans due to certain changes in actuarial valuation assumptions. The settlement and remeasurement resulted in a net increase in the projected benefit obligation of $44 million with an offset to Accumulated other comprehensive

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss), net (net of tax of $1 million) and a settlement gain of $11 million (included in Gain on disposal of discontinued operations) for the pension plan during the six months ended June 30, 2007.

During the second quarter of 2007, the Company finalized the shutdown of its Edmonton, Canada methanol operations. This resulted in the reduction of approximately 175 employees triggering a settlement loss of less than $1 million during the three and six months ended June 30, 2007.

11.	Shareholders’ Equity

See table below for share activity:

	Preferred	Series A
	Stock	Common Stock
	Outstanding	Outstanding	Treasury Stock
	(Number of shares)

Balance as of December 31, 2006	9,600,000	158,668,666	—
Issuance of common stock related to the exercise of stock options	—	1,324,030	—
Issuance of common stock	—	7,400	—
Purchases of treasury stock	—	(7,273,386)	7,273,386

Balance as of June 30, 2007	9,600,000	152,726,710	7,273,386

The Company has $240 million aggregate liquidation preference of outstanding preferred stock. Holders of the preferred stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available, cash dividends at the rate of 4.25% per annum of liquidation preference, payable quarterly in arrears commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.25 shares of Series A common stock, subject to adjustments, per $25.00 liquidation preference of preferred stock and upon conversion will be recorded in Shareholders’ equity.

On May 9, 2006, the Company registered shares of its Series A common stock, shares of its preferred stock and depository shares pursuant to the Company’s universal shelf registration statement on Form S-3, filed with the SEC on May 9, 2006. On May 9, 2006, the Original Shareholders sold 35,000,000 shares of Series A common stock through a public secondary offering and granted to the underwriter an over-allotment option to purchase up to an additional 5,250,000 shares of the Company’s Series A common stock. The underwriter did not exercise the over-allotment option. The Company did not receive any of the proceeds from the offering. The transaction closed on May 15, 2006. The Company incurred and expensed approximately $2 million of fees related to this transaction.

On May 14, 2007, the Original Shareholders sold their remaining 22,106,597 shares of Series A common stock in a registered public secondary offering pursuant to the universal shelf registration statement on Form S-3, filed with the SEC on May 9, 2006. The Company did not receive any of the proceeds from the offering. The Company incurred and expensed less than $1 million of fees related to this transaction. As of June 30, 2007, the Original Shareholders ownership interest in the Company was 0%.

During the six months ended June 30, 2007 and 2006, the Company declared and paid $13 million of cash dividends in each period to holders of its Series A common shares.

During the six months ended June 30, 2007 and 2006, the Company declared and paid $5 million of cash dividends in each period on its 4.25% convertible perpetual preferred stock.

In conjunction with the April 2007 debt refinancing discussed in Note 8, the Company, through its wholly-owned subsidiary Celanese International Holdings Luxembourg S.à r.l., repurchased 2,021,775 shares of its

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding Series A common stock in a modified “Dutch Auction” tender offer from public shareholders, which expired on April 3, 2007, at a purchase price of $30.50 per share. The total price paid for these shares was approximately $62 million. The number of shares purchased in the tender offer represented approximately 1.3% of the Company’s current outstanding Series A common stock at that time. The Company also separately purchased, through its wholly-owned subsidiary Celanese International Holdings Luxembourg S.à r.l., 329,011 shares of Series A common stock at $30.50 per share from the investment funds associated with The Blackstone Group L.P. The total price paid for these shares was approximately $10 million. The number of shares purchased from Blackstone represented approximately 0.2% of the Company’s current outstanding Series A common stock at that time.

Additionally, on June 4, 2007, the Company’s Board of Directors authorized the repurchase of up to $330 million of its Series A common stock. During the three months ended June 30, 2007, the Company repurchased 4,922,600 shares of its Series A common stock at an average purchase price of $37.61 per share for a total of approximately $185 million pursuant to this authorization.

These purchases reduced the number of shares outstanding and may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ Equity.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) totaled $17 million and $(30) million, respectively, for the six months ended June 30, 2007 and 2006. These amounts were net of tax expense of $1 million and $0 million, respectively, for the six months ended June 30, 2007 and 2006.

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

Plumbing Actions

As of both June 30, 2007 and December 31, 2006, the Company has remaining accruals of $66 million for cases related to the plumbing actions, of which $4 million is included in current liabilities. The Company believes that the plumbing actions are adequately provided for in the Company’s consolidated financial statements and that they will not have a material adverse effect on its financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on its financial position, but may have a material adverse effect on the Company’s results of operations or cash flows in any given accounting period. The Company continuously monitors this matter and assesses the adequacy of this reserve.

The Company has reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims. As a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company’s insurance carriers whose coverage level exceeds the receivables and

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the status of current discussions with other insurance carriers. As of June 30, 2007 and December 31, 2006, the Company has $18 million and $23 million, respectively, of receivables related to the settlement with these insurance carriers. These receivables are recorded within other current assets.

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

Sorbates Antitrust Actions

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals as of June 30, 2007 of $154 million, included in current liabilities. As of December 31, 2006, the accrual was $148 million. The change in the accrual amounts is primarily due to fluctuations in the currency exchange rate between the U.S. dollar and the Euro. Although the outcome of this matter cannot be predicted with certainty, the Company’s best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of June 30, 2007 is between $0 and $9 million. The estimated range of such possible future losses is based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst AG (“Hoechst”), Celanese AG was assigned the obligation related to the sorbates antitrust matter. However, Hoechst agreed to indemnify Celanese AG for 80% of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of June 30, 2007 and December 31, 2006, the Company has receivables, recorded within other current assets, relating to the sorbates indemnification from Hoechst totaling $123 million and $118 million, respectively. The Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on its financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

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

Several minority shareholders of CAG initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement. On March 14, 2005, the Frankfurt District Court dismissed on grounds of inadmissibility the motions of all minority shareholders regarding the initiation of these special award proceedings. In January 2006, the Frankfurt Higher District Court ruled that the appeals were admissible, and the proceedings would therefore continue. On December 2, 2006, the Frankfurt District Court appointed an expert to help determine the value of CAG. In the first quarter of 2007, certain minority shareholders that received €66.99 per share as fair cash compensation also filed award proceedings challenging the amount they received as fair cash compensation.

As a result of the special proceedings discussed above, amounts paid as fair cash compensation to certain minority shareholders of CAG could be increased by the court such that minority shareholders could be awarded a higher amount, which could have a material adverse effect on the results of operations or cash flows in any given period.

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

The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims that have been brought to its attention (see Note 20).

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

Based on the estimate of the probability of loss under this indemnification, the Company has reserves of $31 million and $33 million as of June 30, 2007 and December 31, 2006, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities (see Note 20).

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. Due to the uncertain nature of these indemnities, the Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst during the three and six months ended June 30, 2007 and 2006, respectively, in connection with this indemnification.

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

The Company has divested numerous businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.3 billion as of June 30, 2007. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of June 30, 2007 and December 31, 2006, the Company has reserves in the aggregate of $29 million and $30 million, respectively, for these environmental matters.

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

The Company does not believe that the Celanese Entities engaged in any conduct that should result in liability in these actions. However, the outcome of the foregoing actions cannot be predicted with certainty. The Company believes that any resulting liabilities from an adverse result will not, in the aggregate, have a material adverse effect

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Company’s financial position, but may have a material adverse effect on its results of operations or cash flows in any given accounting period.

Other Obligations

•	The Company is secondarily liable under a lease agreement pursuant to which the Company has assigned a direct obligation to a third party. The lease assumed by the third party expires on April 30, 2012. The lease liability for the period from July 1, 2007 to April 30, 2012 is estimated to be approximately $38 million.

•	The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements is approximately $10 million, which is unlimited in term.

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

Other Matters

As of June 30, 2007, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 674 asbestos cases. During the three months ended June 30, 2007, 23 new cases were filed against the Company and 7 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

13.	Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In $ millions)

Employee termination benefits	(25)	(9)	(25)	(11)
Plant/office closures	—	(2)	—	—

Total restructuring	(25)	(11)	(25)	(11)
Insurance recoveries associated with plumbing cases	—	2	—	3
Deferred compensation triggered by Exit Event (see Note 14)	(74)	—	(74)	—
Asset impairments	(3)	—	(3)	—
Ticona Kelsterbach relocation (see Note 19)	(3)	—	(3)	—
Other	—	(3)	(1)	(4)

Total Other (charges) gains, net	(105)	(12)	(106)	(12)

In May 2007, the Company announced a plan to simplify and optimize its Emulsions and PVOH business to become a leader in technology and innovation and grow in both new and existing markets. As a result of this plan, the Company recorded approximately $16 million of employee termination benefits during the three and six months ended June 30, 2007. In addition, the Company recorded an impairment of long-lived assets of approximately

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3 million during the three and six months ended June 30, 2007. Certain long-lived assets with a book value of approximately $16 million as of June 30, 2007 will be depreciated on an accelerated basis over periods ranging from three months to two years.

The components of the June 30, 2007 and December 31, 2006 restructuring reserves are as follows:

	Employee
	Termination		Plant/Office
	Benefits		Closures	Total
	(In $ millions)

Restructuring reserve as of December 31, 2006	28		7	35
Restructuring additions	34	(1)	—	34
Cash uses	(22)		—	(22)
Currency translation adjustment	2		—	2

Restructuring reserve as of June 30, 2007	42		7	49

(1)	Included in this amount is $25 million of employee termination benefits, of which $16 million relates to the Emulsions and PVOH restructuring discussed above. Also included in this amount is $9 million of reserves generated by the closure of the Little Heath, United Kingdom production plant acquired in the APL acquisition.

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

Deferred Compensation

The deferred compensation plan provides an aggregate maximum amount payable of $196 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The amount payable under the deferred compensation plan is subject to downward adjustment if the price of the Company’s Series A common stock falls below the initial public offering price of $16 per share and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in the Company with at least a 25% cash internal rate of return on their equity interest (an “Exit Event”). In May 2007, the Original Shareholders sold their remaining equity interest in the Company (see Note 11) triggering an Exit Event. Cash compensation of $73 million, excluding unpaid amounts of $1 million, representing the participants’ 2005 and 2006 contingent benefits, was paid to the participants at the time of the Exit Event. Participants continuing in the 2004 deferred compensation plan (see below for discussion regarding certain participant’s decision to participate in a revised program) will continue to vest in their 2007, 2008 and 2009 time-based and performance-based entitlements as defined in the deferred compensation plan. During the three and six months ended June 30, 2007, the Company recorded compensation expense of $76 million and $78 million, respectively, associated with this plan. During the three and six months ended June 30, 2006, the Company recorded compensation expense of $10 million and $13 million, respectively, associated with this plan.

On April 2, 2007, certain participants in the Company’s deferred compensation plan elected to participate in a revised program, which included both cash awards and restricted stock units (see Restricted Stock Units below). Under the revised program, participants relinquished their cash awards of up to $30 million that would have contingently

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued from 2007-2009 under the original plan. In lieu of these awards, the revised deferred compensation program provides for a future cash award in an amount equal to 90% of the maximum potential payout under the original plan, plus growth pursuant to one of three participant-selected notional investment vehicles, as defined in the associated agreements. Participants must remain employed through 2010 to vest in the new award. The Company will make award payments under the revised program in the first quarter of 2011, unless participants elect to further defer the payment of their individual awards. Based on current participation in the revised program, the award, which will be expensed between April 2, 2007 and December 31, 2010, aggregates to approximately $27 million plus notional earnings. The Company expensed approximately $2 million and $2 million, respectively, during the three and six months ended June 30, 2007 related to the revised program.

The maximum remaining amount payable to participants who did not elect to participate in the revised program as of June 30, 2007 is $31 million, of which $16 million is accrued as of June 30, 2007. Subsequent to June 30, 2007, an employee who remained a participant in the deferred compensation plan retired. As a result, the employee will forfeit approximately $3 million that is included in the $31 million as of June 30, 2007.

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

It is the Company’s policy to grant options with an exercise price equal to the price of the Company’s Series A common stock on the grant date. The options issued have a ten-year term with vesting terms pursuant to a schedule, with all vesting to occur no later than the eighth anniversary of the date of the grant. Accelerated vesting for certain awards depends on meeting specified performance targets. The estimated value of the Company’s stock-based awards less expected forfeitures is amortized over the awards’ respective vesting period on the applicable graded or straight-line basis, subject to acceleration as discussed above.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Risk free interest rate	4.5%	4.9%	4.5%	4.9%
Estimated life in years	7.2	7.0	7.2	7.0
Dividend yield	0.49%	0.8%	0.49%	0.8%
Volatility	26.2%	30.3%	26.2%	30.3%

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

A summary of changes in stock options outstanding during the six months ended June 30, 2007 is presented below:

	Six Months Ended June 30, 2007
		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Grant	Remaining	Intrinsic
	Options	Price in	Contractual	Value
	(In millions)	$	Term	(In $ millions)

Outstanding at beginning of period	12.5	16.81	7.0	113
Granted	0.1	30.98
Exercised	(1.3)	16.04
Forfeited	(0.3)	19.43

Outstanding at end of period	11.0	16.98	6.4	238

Options exercisable at end of period	6.1	16.11	7.1	137

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2007 was $11.47 per option. As of June 30, 2007, the Company had approximately $21 million of total unrecognized compensation expense related to stock options, excluding estimated forfeitures, to be recognized over the remaining vesting periods of the options. Cash received from stock option exercises was approximately $21 million during the six months ended June 30, 2007 and the related tax benefit was zero.

Restricted Stock Units

Participants in the revised deferred compensation program also received an award of restricted stock units (“RSUs”). The RSUs, which were granted on April 2, 2007, generally cliff vest on December 31, 2010 and have a fair value of $23.63 per unit. The number of RSUs that ultimately vest depends on market performance targets measured by comparison of the Company’s stock performance versus a defined peer group. The ultimate award will range from zero to 263,030 RSUs, based on the market performance measurement at the cliff vesting date. The market performance feature is factored into the estimated fair value per unit, and compensation expense for the award is based on the maximum RSUs of 263,030. Dividends on RSUs are reinvested in additional RSUs. During each of the three and six months ended June 30, 2007, the Company recorded compensation expense associated with these RSUs of less than $1 million.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the RSUs granted to participants in the revised deferred compensation program, the Company granted RSUs to certain employees with a fair value of $21.30 per unit. The RSUs generally vest annually in equal tranches beginning September 30, 2008 through September 30, 2011. The RSUs contain the same market performance criteria as those described in the previous paragraph, with an ultimate award that will range from zero to 917,361 RSUs. The awards include a catch-up provision that provides for vesting on September 30, 2012 of previously unvested amounts, subject to certain maximums. During each of the three and six months ended June 30, 2007, the Company recorded compensation expense associated with these RSUs of $1 million.

The Company also granted 26,070 RSUs to its non-management Board of Directors with a fair value of $32.61 per unit, which was equal to the price of the Company’s Series A common stock on the grant date. During the three months ended June 30, 2007, two directors resigned from the board and forfeited a total of 5,214 RSUs. The Director RSUs will vest on April 26, 2008. During each of the three and six months ended June 30, 2007, the Company recorded compensation expense associated with these RSUs of less than $1 million.

Fair value for the Company’s RSUs (excluding Director RSUs) was estimated at the grant date using a Monte Carlo Simulation approach. Monte Carlo Simulation was utilized to randomly generate future stock returns for the Company and each company in the peer group based on company-specific dividend yields, volatilities and stock return correlations. These returns are used to calculate future RSU vesting percentages and the simulated values of the vested RSUs are then discounted to present value using a risk free rate, yielding the expected value of these RSUs.

The range of assumptions used in the Monte Carlo Simulation approach are outlined in the following table:

Three Months Ended
June 30, 2007

Risk free interest rate	4.53 - 4.55%
Dividend yield	0.00 - 2.76%
Volatility	20.0 - 45.0%

A summary of changes in RSUs (excluding Director RSUs) outstanding during the six months ended June 30, 2007 is presented below:

		Weighted
	Number of	Average
	Units	Fair Value

Nonvested at beginning of period	—	—
Granted	1,180,391	21.82
Forfeited	(2,250)	21.30

Nonvested at end of period	1,178,141	21.90

As of June 30, 2007, there was approximately $25 million of unrecognized compensation cost related to RSUs, excluding estimated forfeitures, which is expected to be amortized on a straight-line basis over the remaining vesting periods as discussed above.

15.	Income Taxes

Income taxes for the three and six months ended June 30, 2007 and 2006 are recorded based on the estimated annual effective tax rate. As of June 30, 2007, the estimated annualized tax rate is 26%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2007 reflects earnings in low tax jurisdictions offset by higher tax rates in certain non-U.S. jurisdictions.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2007 and 2006, the Company recorded a tax benefit of $44 million and tax expense of $38 million, respectively, which resulted in an effective tax rate of 26% and 28%, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded tax expense of $5 million and $68 million, respectively, which resulted in an effective tax rate of 167% and 27%, respectively. The higher effective tax rate for the six months ended June 30, 2007 was primarily due to limitation of tax benefit in the U.S. on the fees incurred in connection with the debt refinancing described in Note 8. The tax benefit of approximately $59 million associated with the deduction of the refinancing fees has been reflected entirely in U.S. tax expense for the three months ended June 30, 2007. This tax benefit is partially offset by $31 million of tax expense allocated to discontinued operations during the three months ended March 31, 2007. The debt refinancing was determined to be unusual in nature and not included in the computation of the estimated annual effective rate in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company made a comprehensive review of its portfolio of uncertain tax positions in each of the jurisdictions in which it operates. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing an increase to retained earnings of $14 million and reduced the carrying value of Goodwill by $2 million for uncertain tax positions relating to periods prior to the Acquisition. The total amount of the Company’s estimated uncertain tax positions at the date of adoption was $193 million. Of this amount, $167 million is classified as other long-term liabilities. If the tax positions are settled in the Company’s favor, approximately $133 million would be treated as a reduction of Goodwill and $41 million would reduce the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of January 1, 2007, the Company had recorded a liability of approximately $22 million for the payment of interest and penalties. The liability for the payment of interest increased approximately $4 million as of June 30, 2007.

The Company operates in the United States (including multiple state jurisdictions), Germany, and approximately 40 other foreign jurisdictions, including Mexico, Canada, China, France and Singapore. Examinations are ongoing in a number of those jurisdictions, including, most significantly, in Germany for the years 2001 to 2004 for numerous subsidiaries. During the quarter ended March 31, 2007, the Company received final assessments for the prior examination period, 1997 to 2000. The effective settlement of those examinations resulted in a reduction to Goodwill of approximately $42 million with a net expected cash outlay of $4 million. The Company’s U.S. federal income tax returns for 2003 and beyond are open tax years, but not currently under examination. The Company previously concluded an examination of tax year 2000 to 2003 in 2005 with no material impact on the financial position of the Company. The Company reasonably expects to pay approximately $10 million of the liability within the next twelve months.

On May 17, 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005 (“TIPRA”), which among other things, provided for a new temporary exception to certain U.S. taxed foreign passive income inclusion rules for 2006 to 2008. This change reduced the expected amount of foreign income taxed currently in the U.S.

German Tax Reform 2008 was passed by the Bundestag (Lower House) on May 25, 2007 and the Bundesrat (Upper House) on July 6, 2007. It will become law when signed by the German Federal President, which is expected to occur during the third quarter of 2007. The Company is currently evaluating the potential impact of the provisions of the proposed legislation. The proposed legislation would reduce the statutory tax rate while imposing limitations on the deductibility of certain expenses, including interest expense.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Business Segments

	Chemical		Acetate	Performance	Total	Other
	Products	Ticona	Products	Products	Segments	Activities	Reconciliation	Consolidated
	(In $ millions)

As of and for the three months ended June 30, 2007
Sales to external customers	959	257	235	47	1,498	58	—	1,556
Inter-segment revenues	43	—	—	—	43	—	(43)	—
Earnings (loss) from continuing operations before tax and minority interests	108	48	63	19	238	(406)	—	(168)
Depreciation and amortization	37	17	9	4	67	6	—	73
Capital expenditures	51	9	5	—	65	2	—	67
Total assets	2,892	1,555	884	202	5,533	1,822	—	7,355
For the three months ended June 30, 2006
Sales to external customers	935	230	176	48	1,389	68	—	1,457
Inter-segment revenues	42	—	—	—	42	—	(42)	—
Earnings (loss) from continuing operations before tax and minority interests	145	53	50	17	265	(131)	—	134
Depreciation and amortization	42	16	5	4	67	7	—	74
Capital expenditures	41	6	21	—	68	1	—	69
Total assets as of December 31, 2006	3,489	1,584	711	361	6,145	1,750	—	7,895
As of and for the six months ended June 30, 2007
Sales to external customers	1,925	519	458	92	2,994	117	—	3,111
Inter-segment revenues	79	—	—	—	79	—	(79)	—
Earnings (loss) from continuing operations before tax and minority interests	260	98	92	34	484	(481)	—	3
Depreciation and amortization	71	34	16	8	129	12	—	141
Capital expenditures	83	15	14	—	112	4	—	116
Total assets	2,892	1,555	884	202	5,533	1,822	—	7,355
For the six months ended June 30, 2006
Sales to external customers	1,847	461	343	97	2,748	129	—	2,877
Inter-segment revenues	67	—	—	—	67	—	(67)	—
Earnings (loss) from continuing operations before tax and minority interests	272	109	73	32	486	(235)	—	251
Depreciation and amortization	75	32	12	8	127	12	—	139
Capital expenditures	63	11	37	—	111	2	—	113
Total assets as of December 31, 2006	3,489	1,584	711	361	6,145	1,750	—	7,895

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Transactions and Relationships with Affiliates and Related Parties

Upon closing of the Acquisition, the Company entered into a transaction and monitoring fee agreement with the Advisor, an affiliate of the Sponsor. Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor may receive additional compensation for providing investment banking or other advisory services provided to the Company by the Advisor or any of its affiliates, and may be reimbursed for certain expenses, in connection with any acquisition, divestiture, refinancing, recapitalization or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees. In connection with the Original Shareholder’s sale of its remaining shares of Series A common stock in May 2007 (see Note 11), the transaction based agreement was terminated.

In connection with the recent debt refinancing (see Note 8), certain Blackstone managed funds that market collateralized loan obligations to institutional investors invested an aggregate of $50 million in the Company’s term loan under the new senior credit agreement. At the time of the debt refinancing, Blackstone was considered an affiliate of the Company. As a result of the Original Shareholders’ sale of its remaining shares of Series A common stock in May 2007 (see Note 11), Blackstone is no longer an affiliate of the Company.

For the three and six months ended June 30, 2007, the Company made payments to the Advisor of $0 million and $7 million, respectively, in accordance with the sponsor services agreement dated January 26, 2005, as amended. These payments were related to the sale of the oxo products and derivatives businesses and the acquisition of APL (see Note 4). For the three and six months ended June 30, 2006, the Company did not make any payments to the Advisor.

18.	Earnings Per Share

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Earnings	Operations	Operations	Net Earnings
	(In $ millions, except for share and per share data)

Net earnings (loss)	(124)	7	(117)	95	8	103
Less: cumulative declared preferred stock dividends	(3)	—	(3)	(2)	—	(2)

Earnings (loss) available to common shareholders	(127)	7	(120)	93	8	101

Basic earnings (loss) per common share	(0.81)	0.05	(0.76)	0.59	0.05	0.64

Diluted earnings (loss) per common share	(0.81)	0.05	(0.76)	0.55	0.05	0.60

Weighted-average shares — basic	156,932,929	156,932,929	156,932,929	158,562,161	158,562,161	158,562,161
Dilutive stock options	—	—	—	1,498,489	1,498,489	1,498,489
Dilutive restricted stock units	—	—	—	—	—	—
Assumed conversion of preferred stock	—	—	—	12,005,896	12,005,896	12,005,896

Weighted-average shares — diluted	156,932,929	156,932,929	156,932,929	172,066,546	172,066,546	172,066,546

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Earnings	Operations	Operations	Net Earnings
	(In $ millions, except for share and per share data)

Net earnings (loss)	(2)	86	84	182	38	220
Less: cumulative declared preferred stock dividends	(5)	—	(5)	(5)	—	(5)

Earnings (loss) available to common shareholders	(7)	86	79	177	38	215

Basic earnings (loss) per common share	(0.04)	0.54	0.50	1.12	0.24	1.36

Diluted earnings (loss) per common share	(0.04)	0.54	0.50	1.06	0.22	1.28

Weighted-average shares — basic	158,102,411	158,102,411	158,102,411	158,562,161	158,562,161	158,562,161
Dilutive stock options	—	—	—	1,406,420	1,406,420	1,406,420
Dilutive restricted stock units	—	—	—	—	—	—
Assumed conversion of preferred stock	—	—	—	12,005,896	12,005,896	12,005,896

Weighted-average shares — diluted	158,102,411	158,102,411	158,102,411	171,974,477	171,974,477	171,974,477

The following securities were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Stock options	5,166,015	—	4,141,373	—
Restricted stock units	451,028	—	225,514	—
Convertible preferred stock	12,043,299	—	12,043,299	—

Total	17,660,342	—	16,410,186	—

19.	Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, the Company reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate its Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. The final settlement agreement was approved by the Fraport supervisory board on May 8, 2007 at an extraordinary board meeting. The final settlement agreement was signed on June 12, 2007. As a result of the settlement, the Company will transition Ticona’s administration and operations from Kelsterbach to another location in Germany by mid-2011. In July 2007, the Company announced that it would relocate the Kelsterbach, Germany, business to the Hoechst Industrial Park in the Rhine Main area. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The payment amount was increased by €20 million from €650 million in consideration of the Company’s agreement to waive certain obligations of Fraport set forth in the settlement agreement. These obligations related to the hiring of Ticona employees in the event the Ticona Plant relocated out of the Rhine Main area. From the settlement date through June 30, 2007, Fraport has paid the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company a total of €20 million towards the transition and the Company has incurred approximately €6 million of costs associated with the relocation, of which €2 million is included in 2007 Other (charges) gains, net and €3 million was capitalized. The amount received from Fraport has been accounted for as deferred income and is included in Other liabilities in the consolidated balance sheet as of June 30, 2007.

20.	Environmental

General — The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters were $118 million and $114 million as of June 30, 2007 and December 31, 2006, respectively. The increase in 2007 was primarily due to environmental liabilities assumed related to the APL acquisition.

Remediation — Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or U.S. Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst, a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

U.S. Superfund Sites — In the U.S., the Company may be subject to substantial claims brought by U.S. federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 50 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. As of both June 30, 2007 and December 31, 2006, the Company had provisions totaling $15 million for U.S. Superfund sites.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent Events

On July 6, 2007, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to approximately $2 million and a cash dividend of $0.04 per share on its Series A common stock amounting to approximately $6 million. Both cash dividends are for the period May 1, 2007 to July 31, 2007 and will be paid on August 1, 2007 to holders of record as of July 15, 2007.

In July 2007, in connection with the Board of Directors authorization to repurchase shares of Series A common stock (as discussed in Note 11), the Company repurchased 3,565,100 shares of its Series A common stock at an average purchase price of $40.63 per share for a total of approximately $145 million. The Company has completed repurchasing shares related to this authorization.

In May 2007, the Company announced that it had an unplanned outage at its Clear Lake, Texas acetic acid facility. At that time, the Company originally expected the outage to last until the end of May. Upon restart of the facility, additional operating issues were identified which necessitated an extension of the outage for further, more extensive repairs. In July 2007, the Company announced that the further repairs were unsuccessful on restart of the unit. Although there can be no assurances, at this time, the Company expects that it will be able to repair the unit within weeks and that the unit will not have to be replaced. The Company has not recorded any contingent liabilities associated with the outage. The Company believes that any liabilities resulting from the outage will not, in the aggregate, have a material adverse effect on the Company’s financial position, but may have a material adverse effect on its results of operations or cash flows in any given accounting period; however, if the unit needs to be replaced or if repairs take significantly longer than anticipated, the liabilities resulting from the outage may, in the aggregate, have a material adverse effect on the Company’s financial position. In addition, any liabilities resulting from the outage may be mitigated by the Company’s insurance policies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company,” “we,” “our,” and “us,” refer to Celanese and its subsidiaries on a consolidated basis. The term “Celanese US” refers to our subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, formally known as BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2007 and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Sale of Oxo Products and Derivative Businesses

In connection with our strategy to optimize our portfolio and divest non-core operations, we announced on December 13, 2006 our agreement to sell our Chemical Products segment’s oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between Celanese AG and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million subject to final agreement adjustments and the successful exercise of our option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and we acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. We completed the sale of our oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The transaction resulted in the recognition of a $31 million pre-tax gain in the first quarter of 2007. We recorded an additional pre-tax gain of approximately $16 million during the second quarter of 2007 primarily related to working capital and other adjustments as specified in the sale agreement. See Note 4 of the unaudited interim consolidated financial statements for additional information.

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

Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, we reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate our Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. The final settlement agreement was approved by the Fraport supervisory board on May 8, 2007 at an extraordinary board meeting. The final settlement agreement was signed on June 12, 2007. As a result of the settlement, we will transition Ticona’s administration and operations from Kelsterbach to another location in Germany by mid-2011. In July 2007, we announced that we would relocate the Kelsterbach, Germany, business to the Hoechst Industrial Park in the Rhine Main area. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The payment amount was increased by €20 million from €650 million in consideration of our agreement to waive certain obligations of Fraport set forth in the settlement agreement. These obligations related to the hiring of Ticona employees in the event the Ticona Plant relocated out of the Rhine Main area. From the settlement date through June 30, 2007, Fraport has paid us a total of €20 million towards the transition and we have incurred approximately €6 million of costs associated with the relocation, of which €2 million is included in 2007 Other (charges) gains, net and €3 million was capitalized. The amount received from Fraport has been accounted for as deferred income and is included in Other liabilities in the consolidated balance sheet as of June 30, 2007.

Clear Lake, Texas Outage

In May 2007, we announced that we had an unplanned outage at our Clear Lake, Texas acetic acid facility. At that time, we originally expected the outage to last until the end of May. Upon restart of the facility, additional operating issues were identified which necessitated an extension of the outage for further, more extensive repairs. In July 2007, we announced that the further repairs were unsuccessful on restart of the unit. Although there can be no assurances, at this time, we expect that we will be able to repair the unit within weeks and that the unit will not have to be replaced.

Results of Operations

Financial Highlights

	Three Months Ended				Six Months Ended
	June 30,	% of	June 30,	% of	June 30,	% of	June 30,	% of
	2007	Net Sales	2006	Net Sales	2007	Net Sales	2006	Net Sales
	(Unaudited)
	(In $ millions)

Statement of Operations Data:
Net sales	1,556	100.0%	1,457	100.0%	3,111	100.0%	2,877	100.0%
Gross profit	337	21.7%	336	23.1%	696	22.4%	660	22.9%
Selling, general and administrative expenses	(122)	(7.8)%	(136)	(9.3)%	(238)	(7.7)%	(273)	(9.5)%
Other (charges) gains, net	(105)	(6.7)%	(12)	(0.8)%	(106)	(3.4)%	(12)	(0.4)%
Operating profit	71	4.6%	152	10.4%	277	8.9%	308	10.7%
Equity in net earnings of affiliates	23	1.5%	18	1.2%	41	1.3%	36	1.3%
Interest expense	(61)	(3.9)%	(73)	(5.0)%	(133)	(4.3)%	(144)	(5.0)%
Refinancing expenses	(256)	(16.5)%	—	—	(256)	(8.2)%	—	—
Dividend income - cost investments	49	3.1%	39	2.7%	64	2.1%	46	1.6%
Earnings (loss) from continuing operations before tax and minority interests	(168)	(10.8)%	134	9.2%	3	0.1%	251	8.7%
Earnings (loss) from continuing operations	(124)	(8.0)%	95	6.5%	(2)	(0.1)%	182	6.3%
Earnings from discontinued operations	7	0.4%	8	0.5%	86	2.8%	38	1.3%
Net earnings	(117)	(7.5)%	103	7.1%	84	2.7%	220	7.6%
Other Data:
Depreciation and amortization	73	4.7%	74	5.1%	141	4.5%	139	4.8%

	As of	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In $ millions)

Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	187	309
Plus: Long-term debt	3,198	3,189

Total debt	3,385	3,498

Summary of Consolidated Results for the Three and Six Months Ended June 30, 2007 compared to the Three and Six Months Ended June 30, 2006

Net Sales

Net sales for the three and six months ended June 30, 2007 increased 7% and 8%, respectively, compared to the same periods in 2006. An increase in selling price of 3% for both the three and six months ended June 30, 2007 driven by overall strong demand for acetyls and emulsions in the Chemicals Products segment as well as higher tow and flake prices in the Acetate Products segment contributed to the improvement in net sales for both periods. In addition, the acquisition of APL during 2007 increased net sales by approximately $63 million and $104 million, respectively, for the three and six months ended June 30, 2007. Overall volumes decreased 3% and 1%, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006; strong volume increases due to increased market penetration from several of Ticona’s key products and the successful startup of our acetic acid unit in Nanjing, China helped offset the decrease in volumes in the Chemicals Products segment resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Favorable currency impacts of 3% (particularly related to the Euro) for both the three and six months ended June 30, 2007, primarily in the Chemicals Products and Ticona business segments, also contributed to the increases in net sales.

Gross Profit

Gross profit decreased to 21.7% and 22.4% of net sales for the three and six months ended June 30, 2007, respectively, from 23.1% and 22.9% of net sales for the same periods in 2006. The decreases were primarily due to lower overall volumes and higher energy and raw material costs more than offsetting the higher overall prices and favorable currency impacts (particularly related to the Euro). Volumes decreased primarily in Chemicals Products’ acetyls business line as a result of the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Pricing increased for products such as Chemical Products’ acetyls and emulsions products and Acetate Products’ tow and flake products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $14 million and $35 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The decreases were primarily due to the absence of executive severance and legal costs associated with the Squeeze-out (as defined in Note 4 of the unaudited interim consolidated financial statements) of $13 million and $23 million, respectively, and long-term incentive plan expenses of $5 million and $10 million, respectively, expensed during the three and six months ended June 30, 2006. In addition, stock option expenses incurred during the three and six months ended June 30, 2007 were lower by $3 million and $2 million, respectively, compared to the same periods in 2006. These decreases were partially offset by additional selling, general and administrative expenses incurred during the second quarter of 2007 of $2 million related to restricted stock units (“RSUs”) and $4 million of costs related to our upgrade of certain financial and accounting systems.

Other (Charges) Gains, Net

The components of other (charges) gains, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In $ millions)

Employee termination benefits	(25)	(9)	(25)	(11)
Plant/office closures	—	(2)	—	—

Total restructuring	(25)	(11)	(25)	(11)
Insurance recoveries associated with plumbing cases	—	2	—	3
Deferred compensation triggered by Exit Event	(74)	—	(74)	—
Asset impairments	(3)	—	(3)	—
Ticona Kelsterbach relocation	(3)	—	(3)	—
Other	—	(3)	(1)	(4)

Total other (charges) gains, net	(105)	(12)	(106)	(12)

In May 2007, we announced a plan to simplify and optimize our Emulsions and PVOH business to become a leader in technology and innovation and grow in both new and existing markets. As a result of this plan, we recorded approximately $16 million of employee termination benefits during the three and six months ended June 30, 2007. In addition, we recorded an impairment of long-lived assets of approximately $3 million during the three and six months ended June 30, 2007.

In May 2007, as a result of the triggering of an Exit Event, as defined in Note 14 of the unaudited interim consolidated financial statements, we expensed $74 million representing deferred compensation plan payments for the respective participants’ 2005 and 2006 contingent benefits.

Operating Profit

Operating profit decreased 53% and 10%, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. This is principally driven by the increase in Other (charges) gains, net during 2007, partially offset by the decrease in Selling, general and administrative expenses as discussed above.

Interest Expense and Refinancing Expenses

Interest expense decreased $12 million and $11 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The decrease is primarily related to lower overall debt balances in 2007 compared to 2006 and lower interest rates on the new senior credit agreement compared to the interest rates on the senior discount notes and senior subordinated notes, which were repaid in April 2007 in conjunction with the debt refinancing (see Note 8 of the unaudited interim consolidated financial statements for more information).

In April 2007, we refinanced our outstanding debt by entering into a new senior credit agreement. As a result of the refinancing, we expensed $207 million of premiums paid on early redemption of debt. In addition, we expensed $33 million of unamortized deferred financing costs and premiums related to the former $2,454 million senior credit facility, Senior Discount Notes and Senior Subordinated Notes and $16 million of debt issuance and other refinancing expenses. These amounts were recorded as a component of Refinancing expenses in the unaudited interim consolidated statement of operations for the three and six months ended June 30, 2007.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased slightly for the three and six months ended June 30, 2007 compared to the same periods in 2006 due to improved performance from our Asian investments.

Income Taxes

Income taxes for the three and six months ended June 30, 2007 and 2006 are recorded based on the estimated annual effective tax rate. As of June 30, 2007, the estimated annualized tax rate is 26%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2007 reflects earnings in low tax jurisdictions offset by higher tax rates in certain non-U.S. jurisdictions.

For the three months ended June 30, 2007 and 2006, we recorded a tax benefit of $44 million and tax expense of $38 million, respectively, which resulted in an effective tax rate of 26% and 28%, respectively. For the six months ended June 30, 2007 and 2006, we recorded tax expense of $5 million and $68 million, respectively, which resulted in an effective tax rate of 167% and 27%, respectively. The higher effective tax rate for the six months ended June 30, 2007 was primarily due to limitation of tax benefit in the U.S. on the fees incurred in connection with the debt refinancing described in Note 8 of the unaudited interim consolidated financial statements. The tax benefit of approximately $59 million associated with the deduction of the refinancing fees has been reflected entirely in tax expense for the three months ended June 30, 2007. This tax benefit is partially offset by $31 million of U.S. tax expense allocated to discontinued operations during the three months ended March 31, 2007. The debt refinancing was determined to be unusual in nature and not included in the computation of the estimated annual effective rate in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting.

Earnings from Discontinued Operations

Earnings from discontinued operations primarily relate to Chemical Products’ sale of its oxo products and derivatives businesses in February 2007, its shut down of its Edmonton, Canada methanol facility during the second quarter of 2007 and its Pentaerythritol operations, which were discontinued during the third quarter of 2006. As a result, revenues and expenses related to these businesses are reflected as a component of discontinued operations. See Note 4 of the unaudited interim consolidated financial statements for the summary table of the results of operations for the discontinued operations.

Selected Data by Business Segment

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net Sales
Chemical Products	1,002	977	25	2,004	1,914	90
Technical Polymers Ticona	257	230	27	519	461	58
Acetate Products	235	176	59	458	343	115
Performance Products	47	48	(1)	92	97	(5)
Other Activities	58	68	(10)	117	129	(12)
Inter-segment Eliminations	(43)	(42)	(1)	(79)	(67)	(12)

Total Net Sales	1,556	1,457	99	3,111	2,877	234

Other (Charges) Gains, Net
Chemical Products	(32)	(8)	(24)	(32)	(7)	(25)
Technical Polymers Ticona	(5)	2	(7)	(5)	4	(9)
Acetate Products	(7)	—	(7)	(8)	—	(8)
Performance Products	—	—	—	—	—	—
Other Activities	(61)	(6)	(55)	(61)	(9)	(52)

Total Other Charges, Net	(105)	(12)	(93)	(106)	(12)	(94)

Operating Profit (Loss)
Chemical Products	91	130	(39)	239	251	(12)
Technical Polymers Ticona	32	38	(6)	68	79	(11)
Acetate Products	29	29	—	58	52	6
Performance Products	16	16	—	32	33	(1)
Other Activities	(97)	(61)	(36)	(120)	(107)	(13)

Total Operating Profit	71	152	(81)	277	308	(31)

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Chemical Products	108	145	(37)	260	272	(12)
Technical Polymers Ticona	48	53	(5)	98	109	(11)
Acetate Products	63	50	13	92	73	19
Performance Products	19	17	2	34	32	2
Other Activities	(406)	(131)	(275)	(481)	(235)	(246)

Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	(168)	134	(302)	3	251	(248)

Depreciation & Amortization
Chemical Products	37	42	(5)	71	75	(4)
Technical Polymers Ticona	17	16	1	34	32	2
Acetate Products	9	5	4	16	12	4
Performance Products	4	4	—	8	8	—
Other Activities	6	7	(1)	12	12	—

Total Depreciation & Amortization	73	74	(1)	141	139	2

Factors Affecting Second Quarter 2007 Segment Net Sales Compared to Second Quarter 2006

The charts below set forth the percentage increase (decrease) in net sales from the 2006 period attributable to each of the factors indicated in each of our business segments.

	Volume	Price	Currency	Other		Total
	(In percentages)

Chemical Products	(5)	4	4	—		3
Technical Polymers Ticona	8	—	4	—		12
Acetate Products	(8)	6	—	36	(b)	34
Performance Products	(4)	(2)	4	—		(2)

Total Company(a)	(3)	3	3	4		7

Factors Affecting Six Months Ended June 30, 2007 Segment Net Sales Compared to Six Months Ended June 30, 2006

	Volume	Price	Currency	Other		Total
	(In percentages)

Chemical Products	(3)	4	4	—		5
Technical Polymers Ticona	9	(1)	5	—		13
Acetate Products	(4)	7	—	31	(b)	34
Performance Products	(8)	(2)	5	—		(5)

Total Company(a)	(1)	3	3	3		8

(a)	Includes the effects of AT Plastics and the captive insurance companies.

(b)	Includes net sales from the APL acquisition.

Summary by Business Segment for the Three and Six Months Ended June 30, 2007 compared to the Three and Six Months Ended June 30, 2006

Chemical Products

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	1,002	977	25	2,004	1,914	90
Net sales variance:
Volume	(5)%			(3)%
Price	4%			4%
Currency	4%			4%
Other	0%			0%
Operating profit	91	130	(39)	239	251	(12)
Operating margin	9.1%	13.3%		12.0%	13.1%
Other (charges) gains, net	(32)	(8)	(24)	(32)	(7)	(25)
Earnings from continuing operations before tax and minority interests	108	145	(37)	260	272	(12)
Depreciation and amortization	37	42	(5)	71	75	(4)

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

Chemical Products’ net sales increased 3% and 5%, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. Pricing increases and favorable currency impacts (particularly related to the Euro) during both the three and six months ended June 30, 2007 more than offset lower volumes for both periods. The pricing increases, primarily for the segments’ acetyls and emulsions products, were driven by higher methanol costs, general tightening of supply in the market and an overall strong demand in all regions for these products. Lower volumes for the three and six months ended June 30, 2007 were the results of lower product availability due to the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. The decrease in volumes was partially offset by the successful startup of our acetic acid plant in Nanjing, China.

Operating profit decreased 30% to $91 million and 5% to $239 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006, principally driven by lower volumes resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility and overall higher raw material costs. Operating profit for the three and six months ended June 30, 2007 also included an increase in Other (charges) gains, net of $10 million for deferred compensation plan expenses and $19 million of expenses relating to the PVOH and Emulsions restructuring (see further discussion of these expenses in Notes 13 and 14 of the unaudited interim consolidated financial statements). The decrease for the six months ended June 30, 2007 was partially offset by the benefits of a favorable methanol production contract entered into in January 2007 and which expired on March 31, 2007.

Earnings from continuing operations before tax and minority interests decreased 26% and 4%, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The decreases were primarily driven by the decreases in operating profit. The decrease for the six months ended June 30, 2007 was partially offset by higher dividend income of $8 million received from cost investments during the first quarter of 2007 compared to the same period in 2006.

Technical Polymers Ticona

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	257	230	27	519	461	58
Net sales variance:
Volume	8%			9%
Price	0%			(1)%
Currency	4%			5%
Other	0%			0%
Operating profit	32	38	(6)	68	79	(11)
Operating margin	12.5%	16.5%		13.1%	17.1%
Other (charges) gains, net	(5)	2	(7)	(5)	4	(9)
Earnings from continuing operations before tax and minority interests	48	53	(5)	98	109	(11)
Depreciation and amortization	17	16	1	34	32	2

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

Ticona’s net sales increased 12% and 13% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Volume increases of 8% and 9% during the three and six months ended June 30, 2007, respectively, in all major business lines were due to increased market penetration and a continued strong business environment in Europe. Favorable currency impacts of 4% and 5%, respectively, (particularly related to the Euro) for the three and six months ended June 30, 2007 compared to the same periods in 2006, also contributed to the increase in net sales. Ticona experienced a slight decline in average pricing primarily driven by a larger mix of sales from lower priced products.

Operating profit decreased by $6 million and $11 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 as higher volumes and favorable currency impacts (particularly related to the Euro) were more than offset by higher overall raw material costs, production costs and energy costs and increased Other (charges) gains, net. Other (charges) gains, net increased primarily due to $2 million of deferred compensation plan expenses and $3 million of Kelsterbach plant relocation costs incurred in 2007. Additionally, operating profit was further decreased by the absence of $3 million of income received in 2006 related to certain plumbing cases.

Earnings from continuing operations before tax and minority interests decreased 9% and 10% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease is principally driven by the decrease in operating profit. Equity in net earnings of affiliates remained relatively flat for the three and six months ended June 30, 2007 compared to the same periods in 2006.

Acetate Products

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	235	176	59	458	343	115
Net sales variance:
Volume	(8)%			(4)%
Price	6%			7%
Currency	0%			0%
Other	36%			31%
Operating profit	29	29	—	58	52	6
Operating margin	12.3%	16.5%		12.7%	15.2%
Other (charges) gains, net	(7)	—	(7)	(8)	—	(8)
Earnings from continuing operations before tax and minority interests	63	50	13	92	73	19
Depreciation and amortization	9	5	4	16	12	4

Our Acetate Products segment primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake which is processed into acetate fiber in the form of a tow band. The successful completion of the acquisition of APL on January 31, 2007 further increases our global position and enhances our ability to service our customers.

Acetate Products’ net sales increased 34% to $235 million and 34% to $458 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increases were primarily driven by additional net sales from the APL acquisition completed on January 31, 2007 as well as higher flake and tow prices, partially offset by lower volumes. Net sales for APL were $63 million and $104 million, respectively, during the three and six months ended June 30, 2007.

Operating profit was flat for the three months ended June 30, 2007 and increased $6 million for the six months ended June 30, 2007 compared to the same periods in 2006. Increased sales due to the APL acquisition and an increase in flake and tow prices more than offset increases in raw material costs and Other (charges) gains, net. Other (charges) gains, net during the three and six months ended June 30, 2007 includes $3 million of deferred compensation plan expenses and $4 million of other restructuring charges.

Earnings from continuing operations before tax and minority interests increased by 26% and 26%, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increases were driven principally by increases in operating profit and an increase of $13 million in dividends received from our China ventures during the three months ended June 30, 2007 compared to the same periods in 2006.

Performance Products

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	47	48	(1)	92	97	(5)
Net sales variance:
Volume	(4)%			(8)%
Price	(2)%			(2)%
Currency	4%			5%
Other	0%			0%
Operating profit	16	16	—	32	33	(1)
Operating margin	34.0%	33.3%		34.8%	34.0%
Other (charges) gains, net	—	—	—	—	—	—
Earnings from continuing operations before tax and minority interests	19	17	2	34	32	2
Depreciation and amortization	4	4	—	8	8	—

The Performance Products segment operates under the trade name of Nutrinova and produces and sells Sunett® high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Performance Products’ net sales decreased 2% and 5% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, principally driven by decreases in overall volumes and selling prices, which was partially offset by favorable currency movements (particularly related to the Euro). Volumes decreased 4% and 8%, respectively, for the three and six months ended June 30, 2007, primarily related to the exit of a lower margin, non-core trading business in the fourth quarter of 2006. This was partially offset by an increase in volumes for Sunett® reflecting continued growth in the global beverage and confectionary markets. Pricing for both sorbates and Sunett® continued to decline due to increased competition. Favorable currency impacts (particularly related to the Euro) were 4% and 5%, respectively, for the three and six months ended June 30, 2007.

Operating profit remained relatively flat for the three and six months ended June 30, 2007 compared to the same periods in 2006. The slight decrease during the six months ended June 30, 2007 was primarily a result of lower overall net sales, partially offset by the positive impact from cost savings and lower manufacturing costs.

Earnings from continuing operations before tax and minority interests increased slightly by $2 million and $2 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and certain other operating entities, including the captive insurance companies and the AT Plastics business.

Net sales decreased $10 million and $12 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006. This is principally driven by the decrease in third party revenues from our captive insurance companies of $5 million and $10 million, respectively, for the three and six months ended June 30, 2007. We expect this trend in third party revenues from our captive insurance companies to continue. The decrease in the six months ended June 30, 2007 was partially offset by an increase in sales at AT Plastics of $3 million driven by higher volumes more than offsetting lower selling prices.

The operating loss for Other Activities increased $36 million and $13 million for the three and six months ended June 30, 2007 compared to the same periods in 2006. This increase was due primarily to an increase in Other (charges) gains, net more than offsetting a decrease in Selling, general and administrative expenses. Other (charges) gains, net increased primarily due to $59 million of deferred compensation plan costs expensed during the second quarter of 2007. Selling, general and administrative expenses decreased for the three and six months ended June 30, 2007 primarily due to the absence of executive severance and legal costs associated with the Squeeze-Out of $13 million and $23 million, respectively, and long-term incentive plan expenses of $5 million and $10 million, respectively, recorded during the three and six months ended June 30, 2006. In addition, the increase in operating loss was partially offset by an increase in operating profits at AT Plastics of $8 million and $6 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006.

Loss from continuing operations before tax and minority interests increased by $275 million and $246 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006, primarily driven by increased operating losses and higher refinancing expenses incurred in 2007, partially offset by lower interest expense and higher interest and other income. During the three and six months ended June 30, 2007, we incurred $256 million of refinancing expenses associated with the April 2, 2007 debt refinancing. Interest expense decreased $12 million and $11 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily related to lower overall debt balances in 2007 compared to 2006 and lower interest rates on the new senior credit agreement compared to the interest rates on the senior discount notes and senior subordinated notes, which were repaid in April 2007 in conjunction with the debt refinancing. In addition, during the three and six months ended June 30, 2007, we incurred approximately $9 million of expense for the mark-to-market on the cross currency swap and the Euro denominated term loan that had been used as a hedge of our net investment in European subsidiaries.

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

Cash Flows

Cash and cash equivalents as of June 30, 2007 were $470 million, which was a decrease of $321 million from December 31, 2006. See below for details on the change in cash and cash equivalents from December 31, 2006 to June 30, 2007.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $79 million for the six months ended June 30, 2007 compared with a cash inflow of $167 million for the six months ended June 30, 2006. The decrease in operating cash flows was primarily due to lower earnings from continuing operations and cash used in discontinued operations, partially offset by a decrease in cash used from operating assets and liabilities. Earnings from continuing operations decreased to a loss of $2 million for the six months ended June 30, 2007 compared to income of $182 million for the same period in 2006. The cash used in discontinued operations of $101 million relates primarily to working capital changes of the oxo and derivatives businesses and the shut down of our Edmonton, Canada methanol facility during the second quarter of 2007. The changes in operating assets and liabilities were driven primarily by lower trade receivables offset by lower trade payables. The lower trade receivables were driven by higher net sales offset by the timing of cash receipts. The lower trade payables resulted from the timing of payments.

Net Cash Used in Investing Activities

Net cash from investing activities increased to a cash inflow of $295 million for the six months ended June 30, 2007 compared to a cash outflow of $164 million for the same period in 2006. The increase in cash inflow was primarily due to the proceeds from the sale of our oxo products and derivatives businesses partially offset by the cash outflow for the APL acquisition. During the six months ended June 30, 2006, we increased restricted cash by $42 million related to the anticipated payment to minority shareholders for their remaining CAG shares. During the six months ended June 30, 2007, as a result of the completion of the Squeeze-Out (see Note 4 of the unaudited interim consolidated financial statements) and the payment to minority shareholders for their remaining CAG shares, restricted cash decreased $46 million.

Our capital expenditures were $116 million and $113 million for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures in 2007 and 2006 included costs for the expansion of our Nanjing, China site into an integrated chemical complex. Capital expenditures are expected to be approximately $280 million for 2007.

Net Cash Used in Financing Activities

Net cash from financing activities decreased to a cash outflow of $706 million for the six months ended June 30, 2007 compared to a cash outflow of $51 million for the same period in 2006. The decrease primarily relates to the repurchase of shares of our Series A common stock and the debt refinancing as discussed in Note 11 and 8 of the unaudited interim consolidated financial statements, respectively. This decrease was partially offset by $21 million of proceeds received from the exercise of stock options. Primarily as a result of the debt refinancing, we incurred a net cash outflow of $211 million related to repayments of our debt during the six months ended June 30, 2007. In addition, our net cash outlay for various refinancing expenses was approximately $240 million during the six months ended June 30, 2007. Furthermore, we paid a total of $258 million to repurchase shares of our Series A common stock during the six months ended June 30, 2007.

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

Debt and Capital

Holders of the preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available, cash dividends at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. As of June 30, 2007, the dividend is expected to result in an annual payment of approximately $10 million. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.25 shares of our Series A common stock, subject to adjustments, per $25.00 liquidation preference of the preferred stock. During the six months ended June 30, 2007 and 2006, we paid $5 million of cash dividends in each period on our preferred stock. On July 6, 2007, we declared a $2 million cash dividend on our convertible perpetual preferred stock, which will be paid on August 1, 2007.

In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our Board of Directors in its sole discretion determines otherwise. During the six months ended June 30, 2007 and 2006, we paid $13 million of cash dividends in each period on our Series A common stock and on July 6, 2007, we declared a $6 million cash dividend which will be paid on August 1, 2007. Based upon the number of outstanding shares as of June 30, 2007, the annual cash dividend payment is approximately $24 million. However, there is no assurance that sufficient cash or surplus will be available to pay the remainder of the anticipated 2007 cash dividend.

On May 9, 2006, we registered shares of our Series A common stock, shares of our preferred stock and depository shares pursuant to our universal shelf registration statement on Form S-3, filed with the SEC on May 9, 2006. On May 9, 2006, Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. (the “Original Shareholders”) sold 35,000,000 shares of Series A common stock through a public secondary offering and granted to the underwriter an over-allotment option to purchase up to an additional 5,250,000 shares of our Series A common stock. The underwriter did not exercise the over-allotment option. We did not receive any of the proceeds from the offering. The transaction closed on May 15, 2006. We incurred and expensed approximately $2 million of fees related to this transaction.

On May 14, 2007, the Original Shareholders sold their remaining 22,106,597 shares of Series A common stock in a registered public secondary offering pursuant to the universal shelf registration statement on Form S-3, filed with the SEC on May 9, 2006. We did not receive any of the proceeds from the offering. We incurred and expensed less than $1 million of fees related to this transaction. As of June 30, 2007, the Original Shareholders ownership interest was 0%.

As of June 30, 2007, we had total debt of $3,385 million compared to $3,498 million as of December 31, 2006. We were in compliance with all of the financial covenants related to our debt agreements as of June 30, 2007.

As of December 31, 2006, the amended and restated (January 2005) senior credit facilities consisted of a term loan facility, a revolving credit facility and a credit-linked revolving facility. The $600 million revolving credit facility provided for the availability of letters of credit in U.S. dollars and Euros and for borrowings on same-day notice. We had an approximate $228 million credit-linked revolving facility available for the issuance of letters of credit. The amended and restated (January 2005) senior credit facilities were paid in full in conjunction with the debt refinancing discussed below.

Debt Refinancing

In March 2007, we announced a comprehensive recapitalization plan to refinance our debt and repurchase shares. On April 2, 2007, we, through certain of our subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of U.S. dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for U.S. dollars) or EURIBOR (for Euros), as applicable, or, for U.S. dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans will be due on April 2, 2014.

Proceeds from the new senior credit agreement, together with available cash, were used to retire our $2,454 million amended and restated (January 2005) senior credit facilities, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and an approximate $228 million credit-linked revolving facility terminating in 2009 and to retire all of our Senior Subordinated Notes and Senior Discount Notes as discussed below.

On March 6, 2007, we commenced cash tender offers (the “Tender Offers”) with respect to any and all of the outstanding 10% senior discount notes due 2014 and 10.5% senior discount notes due 2014 (the “Senior Discount Notes”), and any and all of the outstanding 9.625% senior subordinated notes due 2014 and 10.375% senior subordinated notes due 2014 (the “Senior Subordinated Notes”). The Tender Offers expired on April 2, 2007. Substantially all of the Senior Discount Notes and Senior Subordinated Notes were tendered in conjunction with the Tender Offers. The remaining outstanding Senior Discount Notes and Senior Subordinated Notes not tendered in conjunction with the Tender Offers were redeemed in May 2007 through optional redemption allowed in the indentures.

As a result of the refinancing, we incurred $207 million of premiums paid on early redemption of debt which is included in Refinancing expenses on the accompanying unaudited interim consolidated statements of operations for the three and six months ended June 30, 2007. In addition, we expensed $33 million of unamortized deferred financing costs and premiums related to the former $2,454 million senior credit facility, Senior Discount Notes and Senior Subordinated Notes and $16 million of debt issuance and other refinancing expenses.

In connection with the refinancing, we recorded deferred financing costs of $39 million related to the new senior credit agreement, which are included in Other assets on the accompanying unaudited consolidated balance sheet as of June 30, 2007 and will be amortized over the term of the new senior credit agreement. The deferred financing costs consist of $23 million of costs incurred to acquire the new senior credit facility and $16 million of debt issue costs existing prior to the refinancing which will be retained and amortized over the term of the new senior credit agreement. As a result of the refinancing, we incurred, through June 30, 2007, approximately $9 million of loss for the mark-to-market on the cross currency swap and the Euro denominated term loan that had been used as a hedge of our net investment in our European subsidiaries. We designated the net investment hedge as such during July 2007.

As of June 30, 2007, there were $154 million of letters of credit issued under the credit-linked revolving facility and $74 million remained available for borrowing. As of June 30, 2007, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly $650 million remained available for borrowing.

Contractual Debt Obligations.  The following table sets forth our fixed contractual debt obligations as of June 30, 2007:

		Remaining	2008-	2010-	2012 and
Fixed Contractual Debt Obligations	Total	2007	2009	2011	Thereafter
	(In $ millions)

Term loan facility	2,820	14	56	56	2,694
Interest payments on debt(1)	1,771	117	464	446	744
Other debt(2)	567	156	59	74	278

Total fixed contractual debt obligations	5,158	287	579	576	3,716

(1)	For future interest expense, we assumed no change in variable rates. See Note 8 of the unaudited interim consolidated financial statements for the applicable interest rates.

(2)	Does not include a $2 million reduction due to purchase accounting.

Other Contractual Obligations

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an amendment of FASB Statement No. 109 (“FIN No. 48”), on January 1, 2007. The timing of future payments of the uncertain tax positions of $193 million resulting from the implementation of FIN No. 48 is uncertain. However, we reasonably expect to pay approximately $10 million of the liability for uncertain tax positions over the next twelve months. See Note 15 of the unaudited interim consolidated financial statements for further discussion.

Purchases of Treasury Stock

In conjunction with the debt refinancing discussed above, we, through our wholly-owned subsidiary Celanese International Holdings Luxembourg S.à r.l., repurchased 2,021,775 shares of our outstanding Series A common stock in a modified “Dutch Auction” tender offer from public shareholders, which expired on April 3, 2007, at a purchase price of $30.50 per share. The total price paid for these shares was approximately $62 million. The number of shares purchased in the tender offer represented approximately 1.3% of our current outstanding Series A common stock at that time. We also separately purchased, through our wholly-owned subsidiary Celanese International Holdings Luxembourg S.à r.l., 329,011 shares of Series A common stock at $30.50 per share from the investment funds associated with The Blackstone Group L.P. The total price paid for these shares was approximately $10 million. The number of shares purchased from Blackstone represented approximately 0.2% of our current outstanding Series A common stock at that time.

Additionally, on June 4, 2007, our Board of Directors authorized the repurchase of up to $330 million of our Series A common stock. During the three months ended June 30, 2007, we repurchased 4,922,600 shares of our Series A common stock at an average purchase price of $37.61 per share for a total of approximately $185 million pursuant to this authorization. Subsequent to June 30, 2007, we repurchased an additional 3,565,100 shares of our Series A common stock at an average purchase price of $40.63 per share for a total of approximately $145 million. We have completed repurchasing shares related to this authorization.

These purchases reduced the number of shares outstanding and may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ Equity.

Deferred compensation

In May 2007, the Original Shareholders sold their remaining equity interest in our Company (see Note 11 of the unaudited interim consolidated financial statements for additional information) triggering an Exit Event, as defined in Note 14 of the unaudited interim consolidated financial statements. Cash compensation of $73 million, excluding unpaid amounts of $1 million, representing the participants’ 2005 and 2006 contingent benefits, was paid to the participants at the time of the Exit Event. See Note 14 of the unaudited interim consolidated financial statements for additional information.

On April 2, 2007, certain participants in our deferred compensation plan elected to participate in a revised program, which included both cash awards and restricted stock units. Under the revised program, participants relinquished their cash awards of up to $30 million that would have contingently accrued from 2007-2009 under the original plan. See additional discussion of the revised program in Note 14 of the unaudited interim consolidated financial statements. Based on current participation in the revised program, the award, which will be expensed between April 2, 2007 and December 31, 2010, aggregates to approximately $27 million plus notional earnings. We expensed approximately $2 million and $2 million, respectively, during the three and six months ended June 30, 2007 related to the revised program.

Restricted Stock

Participants in the revised deferred compensation program also received an award of restricted stock units (“RSUs”). The number of RSUs that ultimately vest depends on market performance targets measured by comparison of our stock performance versus a defined peer group. The ultimate award will range from zero to 263,030 RSUs, based on the market performance measurement at the cliff vesting date. During each of the three and six months ended June 30, 2007, we recorded compensation expense associated with these RSUs of less than $1 million. In addition to the RSUs granted to participants in the revised deferred compensation program, we granted RSUs to certain employees. The employee RSUs contain the same market performance criteria as those granted to the deferred compensation program participants, with an ultimate award that will range from zero to 917,361 RSUs. During each of the three and six months ended June 30, 2007, we recorded compensation expense associated with these RSUs of $1 million.

In addition, we granted 26,070 RSUs to our non-management Board of Directors. The Director RSUs will vest on April 26, 2008. During each of the three and six months ended June 30, 2007, we recorded compensation expense associated with these RSUs of less than $1 million. See additional discussion on all RSUs issued in Note 14 of the unaudited interim consolidated financial statements.

Long-term incentive plan

On February 16, 2007, approximately $26 million was paid to the long-term incentive plan (“LTIP”) participants. There are no additional amounts due under the LTIP plan. See Note 14 of the unaudited interim consolidated financial statements for additional information.

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

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004 and cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. Our subsidiaries, Celanese International Holdings Luxembourg S.à r.l. (“CIH”), and Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, we may not have sufficient funds for payments on our indebtedness when due. We have not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect.

Pension and Other Benefits

As a result of the sale of the oxo products and derivatives businesses in February 2007 (see Note 4 of the unaudited interim consolidated financial statements), there was a reduction of approximately 1,076 employees triggering a settlement and remeasurement of the affected pension plans due to certain changes in actuarial valuation assumptions. The settlement and remeasurement resulted in a net increase in the projected benefit obligation of $44 million with an offset to Accumulated other comprehensive income (loss), net (net of tax of $1 million) and a settlement gain of $11 million (included in Gain on disposal of discontinued operations) for the pension plan during the six months ended June 30, 2007.

During the second quarter of 2007, we finalized the shutdown of our Edmonton, Canada methanol facility. This resulted in the reduction of approximately 175 employees triggering a settlement loss of less than $1 million during the three and six months ended June 30, 2007.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates.

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

On January 1, 2007, we adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more-likely-than-not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. See Note 15 of the unaudited interim consolidated financial statements for additional discussion of the FIN 48 impact.

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

Interest Rate and Foreign Currency Risk Management

We may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in our outstanding debt by locking in borrowing rates to achieve a desired level of fixed/floating rate debt depending on market conditions. At December 31, 2006, we had an outstanding interest rate swap with a notional amount of $300 million. On March 19, 2007, in anticipation of the April 2, 2007 debt refinancing, we entered into various U.S. dollar and Euro interest rate swaps, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million. The notional amount of the U.S. dollar swaps will reduce over time according to an amortization schedule while the notional amount of the Euro swap will remain at its original level throughout the term of the swap. The interest rate swaps have been designated as effective hedges of our variable rate debt under SFAS No. 133 and qualify for hedge accounting. In March 2007, in connection with the April 2, 2007 debt refinancing, we terminated our previously outstanding interest rate swap. As of June 30, 2007, we had approximately $2.3 billion, €498 million and CNY797 million of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves us approximately $712 million, €348 million and CNY797 million of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $13 million.

As a result of the refinancing, we incurred, through June 30, 2007, approximately $9 million of loss for the mark-to-market on the cross currency swap and the Euro denominated term loan that had been used as a hedge of our net investment in our European subsidiaries. We designated the net investment hedge as such during July 2007.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2007, we implemented a new SAP consolidation system for our financial reporting. This implementation has involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed. At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same. On April 2, 2007, we, through certain of our subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of U.S. dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for U.S. dollars) or EURIBOR (for Euros), as applicable, or, for U.S. dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans will be due on April 2, 2014.

Proceeds from the new senior credit agreement, together with available cash, were used to retire our $2,454 million amended and restated (January 2005) senior credit facilities, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and an approximate $228 million credit-linked revolving facility terminating in 2009 and to retire portions of our senior subordinated notes and senior discount notes.

If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same. As of June 30, 2007, we had approximately $2.3 billion, €498 million and CNY797 million of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves us approximately $712 million, €348 million and CNY797 million of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $13 million. There can be no assurance that interest rates will not rise significantly in the future. Such an increase could have an adverse impact on our future results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended June 30, 2007:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program

April 1 — April 30, 2007(1)	2,350,786	$30.50	2,350,786	—
May 1 — May 31, 2007	—	—	—	—
June 1 — June 30, 2007(2)	4,922,600	$37.61	4,922,600	$145,000,000

Total	7,273,386		7,273,386	$145,000,000

(1)	On March 5, 2007, we publicly announced that our Board of Directors had authorized us to repurchase up to $400 million of our Series A common stock on or before April 3, 2007 by means of a modified “Dutch Auction” tender offer.

(2)	On June 4, 2007, we publicly announced that our Board of Directors had authorized us to repurchase up to $330 million of our Series A common stock by means of open market purchases. During July 2007, we completed purchasing shares pursuant to this authorization (see Note 21 of the unaudited interim consolidated financial statements for further information).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 26, 2007. During this meeting, our shareholders were asked to consider and vote upon two proposals: 1) to elect three Class III Directors to our Board of Directors to serve for a term which expires at the annual meeting of shareholders in 2010 or until their successors are duly elected and qualified, and 2) to ratify the appointment of our independent registered public accounting firm. Martin G. McGuinn, James A. Quella, Daniel S. Sanders and John K. Wulff continue to serve as Class I Directors whose term expires at the annual meeting of shareholders in 2008 and James E. Barlett, David F. Hoffmeister, Anjan Mukherjee and Paul H. O’Neill continue to serve as Class II Directors whose terms expire at the annual meeting of shareholders in 2009, or until their successors are duly elected and qualified.

On the record date of March 1, 2007, there were 159,643,063 shares of Series A common stock issued and outstanding and entitled to be voted at the annual meeting, if represented. There were no “broker non-votes”. For each proposal, the results of the shareholder voting were as follows:

	Votes For	Votes Withheld

1. Election of the director nominees to serve in Class III, for a term which expires at the Annual Meeting of Shareholders in 2010, or until their successors are duly elected and qualified, as follows:

Chinh E. Chu	141,567,921	7,161,913
Mark C. Rohr	148,056,142	673,692
David N. Weidman	145,896,584	2,833,250

	Votes For	Votes Against	Abstain

2. Ratification of appointment of KPMG LLP as our independent registered public accounting firm	146,765,745	1,914,578	49,511

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2005).
3.2	Amended and Restated By-laws, effective as of February 8, 2007 (incorporated by reference to Exhibit 3.2 to the Form 10-K filed with the SEC on February 21, 2007).
3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
10.1	Form of Director Performance-Based Restricted Stock Unit Agreement between Celanese Corporation and award recipient (filed herewith).
10.2	Separation Agreement, dated as of July 5, 2007, between Celanese Corporation and Lyndon B. Cole (filed herewith).
10.3	Offer Letter Agreement, dated June 27, 2007, between Celanese Corporation and Sandra Beach Lin (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

CELANESE CORPORATION

By:	/s/ David N. Weidman
Name: David N. Weidman

Title:	Chairman of the Board of Directors and
Chief Executive Officer

Date: July 27, 2007

By:	/s/ Steven M. Sterin
Name: Steven M. Sterin

Title:	Senior Vice President and Chief Financial Officer

Date: July 27, 2007