Form 10-Q
period 2007-09-30
Celanese CORP
filed 2007-10-24
CIK 1306830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-32410
(Commission File Number)

CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0420726
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1601 West LBJ Freeway, Dallas, TX	75234-6034
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐     No ☑

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of October 17, 2007 was 151,220,652.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended September 30, 2007

		Page

Part I Financial Information
Item 1.	Financial Statements
	a) Unaudited Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	2
	b) Unaudited Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
	c) Unaudited Interim Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2006 (revised) and the nine months ended September 30, 2007	4
	d) Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
	e) Notes to the Unaudited Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4.	Controls and Procedures	56

Part II Other Information
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Submission of Matters to a Vote of Security Holders	58
Item 5.	Other Information	58
Item 6.	Exhibits	59
Signatures		60
Certifications
EX-10.1: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.2: SECOND AMENDMENT TO PURCHASE AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In $ millions, except for share and per share data)

Net sales	1,573	1,471	4,684	4,348
Cost of sales	(1,236)	(1,133)	(3,651)	(3,350)

Gross profit	337	338	1,033	998
Selling, general and administrative expenses	(133)	(129)	(371)	(402)
Amortization of intangible assets (customer related)	(18)	(17)	(53)	(49)
Research and development expenses	(18)	(15)	(54)	(48)
Other (charges) gains, net	(12)	—	(118)	(12)
Foreign exchange loss, net	—	(2)	—	(3)
Loss on disposition of assets, net	(9)	(3)	(13)	(4)

Operating profit	147	172	424	480
Equity in net earnings of affiliates	24	17	65	53
Interest expense	(63)	(73)	(196)	(217)
Refinancing expenses	—	(1)	(256)	(1)
Interest income	9	10	34	26
Dividend income — cost investments	29	16	93	62
Other income (expense), net	(15)	9	(30)	(2)

Earnings from continuing operations before tax and minority interests	131	150	134	401
Income tax provision	(1)	(60)	(6)	(128)

Earnings from continuing operations before minority interests	130	90	128	273
Minority interests	—	(2)	—	(3)

Earnings from continuing operations	130	88	128	270
Earnings (loss) from discontinued operations:
Earnings from operation of discontinued operations	—	29	38	85
Gain on disposal of discontinued operations	—	3	47	4
Income tax provision	(2)	(11)	(1)	(30)

Earnings (loss) from discontinued operations	(2)	21	84	59

Net earnings	128	109	212	329
Cumulative preferred stock dividend	(2)	(3)	(7)	(8)

Net earnings available to common shareholders	126	106	205	321

Earnings (loss) per common share — basic:
Continuing operations	0.85	0.54	0.78	1.65
Discontinued operations	(0.01)	0.13	0.54	0.37

Net earnings available to common shareholders	0.84	0.67	1.32	2.02

Earnings (loss) per common share — diluted:
Continuing operations	0.77	0.52	0.74	1.58
Discontinued operations	(0.01)	0.12	0.49	0.34

Net earnings available to common shareholders	0.76	0.64	1.23	1.92

Weighted average shares — basic:	150,154,309	158,609,246	155,423,930	158,578,083
Weighted average shares — diluted:	167,410,047	171,176,126	172,115,966	171,577,553

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2007	2006
	(In $ millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	531	791
Restricted cash	—	46
Receivables:
Trade receivables — third party and affiliates, net	953	1,001
Other receivables	395	475
Inventories	575	653
Deferred income taxes	75	76
Other assets	61	69

Total current assets	2,590	3,111

Investments	778	763
Property, plant and equipment, net of accumulated depreciation of $826 million and $687 million as of September 30, 2007 and December 31, 2006, respectively	2,270	2,155
Deferred income taxes	51	22
Other assets	545	506
Goodwill	875	875
Intangible assets, net	432	463

Total assets	7,541	7,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	243	309
Trade payables — third party and affiliates	675	823
Other current liabilities	851	787
Deferred income taxes	6	18
Income taxes payable	16	279

Total current liabilities	1,791	2,216

Long-term debt	3,252	3,189
Deferred income taxes	247	297
Benefit obligations	880	889
Other liabilities	692	443
Minority interests	5	74
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 9,600,000 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized, 162,059,138 issued and 151,220,652 outstanding as of September 30, 2007 and 158,668,666 issued and outstanding as of December 31, 2006	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Treasury stock, at cost: 10,838,486 shares as of September 30, 2007 and 0 shares as of December 31, 2006	(403)	—
Additional paid-in capital	428	362
Retained earnings	594	394
Accumulated other comprehensive income (loss), net	55	31

Total shareholders’ equity	674	787

Total liabilities and shareholders’ equity	7,541	7,895

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Series A
	Preferred Stock		Common Stock						Accumulated
	Outstanding		Outstanding		Treasury Stock				Other
	Number		Number		Number		Additional		Comprehensive	Total
	of		of		of		Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Net	Equity
	(In $ millions, except share amounts)

Balance as of December 31, 2005	9,600,000	—	158,562,161	—	—	—	337	24	(126)	235
Issuance of Series A shares related to stock option exercises, including related tax benefits	—	—	106,505	—	—	—	2	—	—	2
Comprehensive income (loss), net of tax:
Net earnings	—	—	—	—	—	—	—	406	—	406
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	—	—	—	—	—	13	13
Unrealized gain on derivative contracts	—	—	—	—	—	—	—	—	2	2
Pension and postretirement benefits (revised)	—	—	—	—	—	—	—	—	269	269
Foreign currency translation	—	—	—	—	—	—	—	—	5	5

Other comprehensive income (revised)	—	—	—	—	—	—	—	—	289	289

Comprehensive income (revised)	—	—	—	—	—	—	—	—	—	695
Adjustment to initially apply FASB
Statement No. 158, net of tax (revised)	—	—	—	—	—	—	—	—	(132)	(132)
Indemnification of demerger liability	—	—	—	—	—	—	3	—	—	3
Common stock dividends	—	—	—	—	—	—	—	(26)	—	(26)
Preferred stock dividends	—	—	—	—	—	—	—	(10)	—	(10)
Stock-based compensation	—	—	—	—	—	—	20	—	—	20

Balance as of December 31, 2006	9,600,000	—	158,668,666	—	—	—	362	394	31	787

Issuance of Series A common stock related to stock option exercises, including related tax benefits	—	—	3,383,072	—	—	—	54	—	—	54
Issuance of Series A common stock	—	—	7,400	—	—	—	—	—	—	—
Purchases of treasury stock, including related fees	—	—	(10,838,486)	—	10,838,486	(403)	—	—	—	(403)
Comprehensive income (loss), net of tax:
Net earnings	—	—	—	—	—	—	—	212	—	212
Other comprehensive income (loss):
Unrealized gain on securities	—	—	—	—	—	—	—	—	19	19
Unrealized loss on derivative contracts	—	—	—	—	—	—	—	—	(9)	(9)
Pension and postretirement benefits	—	—	—	—	—	—	—	—	(43)	(43)
Foreign currency translation	—	—	—	—	—	—	—	—	57	57

Other comprehensive income	—	—	—	—	—	—	—	—	24	24

Comprehensive income	—	—	—	—	—	—	—	—	—	236
Indemnification of demerger liability	—	—	—	—	—	—	3	—	—	3
Common stock dividends	—	—	—	—	—	—	—	(19)	—	(19)
Preferred stock dividends	—	—	—	—	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	—	—	—	9	—	—	9
Adoption of FIN 48	—	—	—	—	—	—	—	14	—	14

Balance as of September 30, 2007	9,600,000	—	151,220,652	—	10,838,486	(403)	428	594	55	674

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(In $ millions)

Operating activities:
Net earnings	212	329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Other (charges) gains, net of amounts used	17	(34)
Depreciation, amortization and accretion	238	244
Deferred income taxes, net	(59)	91
Loss (gain) on disposition of assets, net	(31)	1
Loss on extinguishment of debt	256	—
Other, net	(2)	17
Operating cash used in discontinued operations	(92)	7
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(34)	(9)
Inventories	25	8
Other assets	90	(7)
Trade payables — third party and affiliates	(98)	(94)
Other liabilities	(243)	(109)

Net cash provided by operating activities	279	444
Investing activities:
Capital expenditures on property, plant and equipment	(217)	(171)
Acquisitions and related fees, net of cash acquired	(269)	—
Net proceeds from sale of businesses and assets	682	11
Proceeds from sale of marketable securities	39	78
Purchases of marketable securities	(39)	(56)
Changes in restricted cash	46	(42)
Investing cash used in discontinued operations	—	(11)
Other, net	(46)	(31)

Net cash provided by (used in) investing activities	196	(222)
Financing activities:
Short-term borrowings (repayments), net	18	12
Proceeds from long-term debt	2,885	25
Repayments of long-term debt	(3,045)	(120)
Refinancing costs	(240)	—
Purchases of treasury stock, including related fees	(403)	—
Stock option exercises	51	1
Dividend payments on Series A common stock and preferred stock	(26)	(27)

Net cash used in financing activities	(760)	(109)
Exchange rate effects on cash	25	10

Net increase (decrease) in cash and cash equivalents	(260)	123
Cash and cash equivalents at beginning of period	791	390

Cash and cash equivalents at end of period	531	513

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

Basis of Presentation

In this Quarterly Report on Form 10-Q, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “Celanese US” refers to the Company’s subsidiary Celanese US Holdings LLC, a Delaware limited liability company, formally known as BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to the Company’s subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The terms “Sponsor” and “Advisor” refer to certain affiliates of The Blackstone Group. The term “CAG” refers to Celanese GmbH (formerly known as Celanese AG), its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments. With respect to shareholder and similar matters where the context indicates, “CAG” only refers to Celanese GmbH.

The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 and as of September 30, 2007 and December 31, 2006 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

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

Operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Significant estimates pertain to purchase price allocations, impairments of intangible assets and other long-lived assets, restructuring costs, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.

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

Restricted Cash

As of December 31, 2006, the Company had $46 million of restricted cash. The cash was paid in January 2007 to certain CAG shareholders pursuant to the terms of the Squeeze-Out as defined and discussed in Note 4.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current periods’ presentation.

2.	Domination Agreement

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004 and cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. The Company’s subsidiaries, Celanese International Holdings Luxembourg S.à r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, the Company may not have sufficient funds for payments on its indebtedness when due. The Company has not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect. See additional discussion in the 2006 Form 10-K.

The Domination Agreement was challenged in eight Null and Void actions in the Frankfurt District Court. These actions were seeking to have the shareholders’ resolution approving the Domination Agreement declared null and void based on an alleged violation of formal requirements relating to the invitation for the May 2005 CAG shareholders’ meeting. In May 2007, the Frankfurt District Court dismissed all Null and Void actions.

3.	Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires that a company recognize in its financial statements the impact of a tax position if that position is more-likely-than-not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting during

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company recorded the initial impact of FIN 48 as a cumulative effect of a change in accounting principle recorded as an adjustment to opening Retained earnings and as an adjustment to Goodwill. See the unaudited interim consolidated statements of shareholders’ equity and Note 15 for additional information related to the impact of the adoption of FIN 48.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of adopting SFAS No. 159 to be material to the Company’s financial position, results of operations and cash flows.

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

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached a conclusion on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). The scope of EITF No. 06-11 consists of the application to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), and result in an income tax deduction for the employer. EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company does not expect the impact of adopting EITF No. 06-11 to be material to the Company’s financial position, results of operations and cash flows.

4.	Acquisitions, Ventures and Divestitures

Acquisitions

On January 31, 2007, the Company completed the acquisition of the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”), a subsidiary of Corsadi B.V. The purchase price for the transaction was approximately £57 million ($112 million), in addition to direct acquisition costs of approximately £4 million ($7 million). Pro forma financial information has not been provided as the acquisition did not have a material impact

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Company’s results of operations. As contemplated prior to closing, on March 14, 2007, the Company announced plans to close the acquired tow production plant at Little Heath, United Kingdom during 2007. In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $1 million in connection with the acquisition of APL. APL is included in the Company’s Consumer Specialties segment (see Note 16 for additional information on the Company’s reporting segments).

The following table presents the preliminary allocation of APL acquisition costs to the assets acquired and liabilities assumed, based on their fair values. This preliminary allocation is subject to change upon finalization of purchase accounting.

(In $ millions)

Accounts receivable	34
Inventories	28
Property, plant, and equipment	97
Goodwill	18
Intangible assets	1
Other current assets/liabilities, net	(48)
Non-current liabilities	(11)

Net assets acquired	119

On April 6, 2004, the Company acquired 84% of CAG (the “Acquisition”). During 2005, the Company acquired an additional 14% of CAG. See additional discussion of these acquisitions in the 2006 Form 10-K. On May 30, 2006, CAG’s shareholders approved a transfer to the Purchaser of all shares owned by minority shareholders against payment of cash compensation in the amount of €66.99 per share (the “Squeeze-Out”). The Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, after several lawsuits by minority shareholders challenging the shareholders’ resolution approving the Squeeze-Out were withdrawn pursuant to a settlement agreement entered into between plaintiff shareholders, the Purchaser and CAG on the same day. An aggregate purchase price of approximately €62 million was paid to minority shareholders in January 2007 as fair cash compensation for the acquisition of their shares in CAG, excluding direct acquisition costs of approximately €2 million. As a result of this acquisition, the Company recorded an increase to Goodwill of approximately $5 million during the nine months ended September 30, 2007. The amount of the fair cash compensation of €66.99 per share could increase based on the outcome of award proceedings pending in German courts. As of September 30, 2007, the Company’s ownership percentage in CAG was 100%.

Ventures

In March 2007, the Company entered into a strategic partnership with Accsys Technologies PLC (“Accsys”), and its subsidiary, Titan Wood, to become the exclusive supplier of acetyl products to Titan Wood’s technology licensees for use in wood acetylation. In conjunction with this partnership, in May 2007, the Company acquired 8,115,883 shares of Accsys’ common stock representing approximately 5.45% of the total voting shares of Accsys for €22 million ($30 million). The investment is treated as an available-for-sale security and is included as a component of long-term Other assets on the Company’s unaudited consolidated balance sheet.

Divestitures/Discontinued Operations

In connection with the Company’s strategy to optimize its portfolio and divest non-core operations, the Company announced on December 13, 2006 its agreement to sell its Acetyl Intermediates segment’s oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between CAG and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million subject to final agreement

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments and the successful exercise of the Company’s option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and the Company acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. The Company completed the sale of its oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The sale included the oxo and derivatives businesses at the Oberhausen, Germany, and Bay City, Texas facilities as well as portions of its Bishop, Texas facility. Also included were EOXO’s facilities within the Oberhausen and Marl, Germany plants. The former oxo and derivatives businesses acquired by Advent International was renamed Oxea. Taking into account agreed deductions by the buyer for pension and other employee benefits and various costs for separation activities, the Company received proceeds of approximately €443 million ($585 million) at closing. The transaction resulted in the recognition of a $31 million pre-tax gain in the first quarter of 2007. The Company recorded an additional pre-tax gain of approximately $16 million during the second quarter of 2007 primarily related to working capital and other adjustments as specified in the sale agreement. During the three months ended September 30, 2007, the parties reached a final agreement on the purchase price allocation that resulted in tax expense of $2 million in the third quarter of 2007. Due to certain lease-back arrangements between the Company and the buyer and related environmental obligations of the Company, approximately $51 million of the transaction proceeds attributable to the fair value of the underlying land at Bay City ($1 million) and Oberhausen (€36 million) is included in deferred proceeds in long-term Other liabilities, and divested land with a book value of $14 million (€10 million at Oberhausen and $1 million at Bay City) remains on the Company’s unaudited consolidated balance sheet.

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

Third party sales include $0 million and $9 million for the three months ended September 30, 2007 and 2006, respectively, and $5 million and $27 million for the nine months ended September 30, 2007 and 2006, respectively, that would have been eliminated upon consolidation were the divestiture not accounted for as a discontinued operation. These amounts relate to sales from the continuing operations of the Company to the divested business.

In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $6 million in connection with the sale of the oxo products and derivatives businesses.

On August 20, 2007, the Company sold its Films business of AT Plastics, located in Edmonton and Westlock, Alberta, Canada, to British Polythene Industries PLC (“BPI”) for $12 million. The Films business manufactures products for the agricultural, horticultural and construction industries. The Company recorded a loss on the sale of $7 million during the three and nine months ended September 30, 2007. The Company maintained ownership of the Polymers business of AT Plastics, which concentrates on the development and supply of specialty resins and compounds. AT Plastics is included in the Company’s Industrial Specialties segment. The Company concluded that the sale of the Films business of AT Plastics is not a discontinued operation due to the level of continuing cash flows between the Films business and AT Plastics’ Polymers business subsequent to the sale. Under the terms of the purchase agreement, the Company entered into a two year sales agreement to continue selling product to BPI through August 2009.

During the third quarter of 2006, the Company discontinued its Pentaerythritol (“PE”) operations, which were included in the Acetyl Intermediates segment. During the second quarter of 2007, the Company discontinued its Edmonton, Canada methanol operations, which were included in the Acetyl Intermediates segment. As a result, the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings (loss) from operations related to the Edmonton methanol and PE operations are reflected as components of discontinued operations in the unaudited interim consolidated statements of operations.

The following table summarizes the results of the discontinued operations for the periods presented in the unaudited interim consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007(1)	2006
	(In $ millions)

Net sales	—	215	197	665
Cost of sales	(1)	(188)	(151)	(581)

Gross profit (loss)	(1)	27	46	84

Operating profit	—	29	38	85
Gain on disposal of discontinued operations	—	3	47	4
Income tax provision from operation of discontinued operations	—	(10)	(12)	(29)
Income tax benefit (provision) from gain on disposal of discontinued operations	(2)	(1)	11 (2)	(1)

Earnings (loss) from discontinued operations	(2)	21	84	59

(1)	The nine months ended September 30, 2007 include only two months of operations for the oxo products and derivatives businesses as these businesses were sold on February 28, 2007.
(2)	Income tax benefit on gain from disposal of discontinued operations of $11 million is comprised of $29 million tax expense related to the divestiture of facilities in the U.S., offset by $40 million tax benefit on the divestiture of facilities and investments in Germany.

The following table presents the major classes of assets and liabilities of the oxo products and derivatives businesses divested:

(In $ millions)

Trade receivables — third party and affiliates, net	145
Inventories	75
Other assets — current	8
Investments(1)	125
Property, plant and equipment	139
Other assets	21
Goodwill	42
Intangible assets, net	10

Total assets	565

Current liabilities	4
Other liabilities	19

Total liabilities	23

(1)	Includes the Company’s 50% investment in EOXO and the 50% interest in EOXO purchased from Degussa in February 2007.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Sale

On July 31, 2007, the Company reached an agreement with Babcock & Brown, a worldwide investment firm, which specializes in real estate and utilities development, to sell its Pampa, Texas, facility. The Company will maintain its chemical operations at the site until at least 2009. Proceeds received upon certain milestone events will be treated as deferred proceeds and included in long-term Other liabilities until the transaction is complete (expected to be in 2010), as defined in the sales agreement.

Cost Method Investments

In February 2007, the Company wrote-off its remaining €1 million ($1 million) cost investment in European Pipeline Development Company B.V. (“EPDC”) and expensed €7 million ($9 million) associated with contingent liabilities that became payable due to the Company’s decision to exit the pipeline development project. The investment in EPDC related to the construction of a pipeline system, solely dedicated to the transportation of propylene, which was to connect Rotterdam via Antwerp, Netherlands, with the Company’s Oberhausen and Marl production facilities in Germany. However, on February 15, 2007, EPDC shareholders voted to cease the pipeline project as originally envisaged and go into liquidation. The Company was a 12.5% shareholder of EPDC.

During the three months ended September 30, 2007, the Company fully impaired its $5 million cost investment in Elemica Corporation (“Elemica”). Elemica is a network for the global chemical industry, developed by 22 of the leading chemical companies in the world for the benefit of the entire industry. The Company is a 1.83% shareholder of Elemica through its preferred share holdings. As part of Elemica’s planned capital reorganization in 2007, its Board of Directors has proposed to convert all outstanding preferred stock into shares of Elemica’s common stock. Based on the Company’s analysis of Elemica’s proposed capital reorganization, past earnings performance and business prospects, the Company concluded that its cost investment in Elemica was impaired.

5.	Receivables, net

	As of	As of
	September 30,	December 31,
	2007	2006
	(In $ millions)

Trade receivables — third party and affiliates	966	1,017
Allowance for doubtful accounts — third party and affiliates	(13)	(16)

Subtotal	953	1,001
Reinsurance receivables	27	85
Other	368	390

Net receivables	1,348	1,476

6.	Inventories

	As of	As of
	September 30,	December 31,
	2007	2006
	(In $ millions)

Finished goods	434	500
Work-in-process	24	33
Raw materials and supplies	117	120

Total inventories	575	653

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Intangible Assets

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(In $ millions)

As of December 31, 2006(1)	256	240	52	327	875
Acquisition of CAG(2)	(2)	(4)	1	1	(4)
Acquisition of APL	—	18	—	—	18
Acquisition of Acetex Corporation(4)	—	—	(3)	—	(3)
Sale of oxo and derivatives businesses	—	—	—	(42)	(42)
Sale of AT Plastics’ Films business	—	—	(1)	—	(1)
Adoption of FIN 48(3)	15	6	(1)	(22)	(2)
Goodwill impairment(5)	—	—	(6)	—	(6)
Exchange rate changes	11	10	2	17	40

As of September 30, 2007	280	270	44	281	875

(1)	Amounts have been reallocated based on the revised segments as discussed in Note 16.
(2)	The adjustments recorded during the nine months ended September 30, 2007 consist primarily of goodwill recorded related to the purchase of the remaining outstanding CAG shares during the Squeeze-Out of $5 million offset by reversals of certain pre-acquisition tax valuation allowances of $9 million.
(3)	See Note 15 for additional discussion of FIN 48.
(4)	The adjustments recorded during the nine months ended September 30, 2007 consist of reversals of certain pre-acquisition deferred tax balances.
(5)	In connection with the Company’s annual goodwill impairment test, the Company recorded an impairment of approximately $6 million in the polyvinyl alcohol (“PVOH”) reporting unit. The PVOH reporting unit is included in the Industrial Specialties segment.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

	Trademarks and	Customer Related	Developed	Covenants not to
	Tradenames	Intangible Assets	Technology	Compete and Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2006	79	523	13	12	627
Acquisitions	2	10	—	—	12
Divestitures	—	(17)	—	—	(17)
Exchange rate changes	3	30	—	—	33

As of September 30, 2007	84	546	13	12	655
Accumulated Amortization
As of December 31, 2006	(1)	(149)	(8)	(6)	(164)
Current period amortization	—	(50)	(1)	(2)	(53)
Divestitures	—	5	—	—	5
Exchange rate changes	(1)	(10)	—	—	(11)

As of September 30, 2007	(2)	(204)	(9)	(8)	(223)

Net Book Value as of September 30, 2007	82	342	4	4	432

Aggregate amortization expense for intangible assets with finite lives during the three months ended September 30, 2007 and 2006 totaled $18 million and $17 million, respectively. Aggregate amortization expense for intangible assets with finite lives during the nine months ended September 30, 2007 and 2006 totaled $53 million and $52 million, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

	As of	As of
	September 30,	December 31,
	2007	2006
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	54	127
Short-term borrowings, principally comprised of amounts due to affiliates	189	182

Total short-term borrowings and current installments of long-term debt — third party and affiliates	243	309

Long-term debt
Senior Credit Facilities: Term Loan facility due 2011(1)	—	1,622
Senior Credit Facilities: Term Loan facility due 2014	2,840	—
Senior Subordinated Notes 9.625%, due 2014(1)	—	799
Senior Subordinated Notes 10.375%, due 2014(1)	—	171
Senior Discount Notes 10.5%, due 2014(1)	—	339
Senior Discount Notes 10%, due 2014(1)	—	81
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.2% to 6.7%, due at various dates through 2030	181	191
Obligations under capital leases and other secured borrowings due at various dates through 2023	105	30
Other borrowings	166	69

Subtotal	3,306	3,316
Less: Current installments of long-term debt	54	127

Total long-term debt	3,252	3,189

(1)	These facilities were repaid in full in conjunction with the debt refinancing discussed below.

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

Debt Refinancing

In March 2007, the Company announced a comprehensive recapitalization plan to refinance its debt and repurchase outstanding shares of the Company’s Series A common stock. On April 2, 2007, the Company, through certain of its subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of U.S. dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for U.S. dollars) or EURIBOR (for Euros), as applicable, or, for U.S. dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly, commencing in July 2007. The remaining principal amount of the term loans is due on April 2, 2014.

As of September 30, 2007, there were $128 million of letters of credit issued under the credit-linked revolving facility and $100 million remained available for borrowing. As of September 30, 2007, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $650 million remained available for borrowing.

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

The new senior credit agreement contains a number of covenants that, subject to certain exceptions, restrict, among other things, the ability of Celanese Holdings LLC and its subsidiaries to incur new debt, repurchase shares, make certain investments, acquire new entities, sell assets and pay dividends in excess of amounts specified in the agreement. Additionally, the revolving credit facility requires Celanese Holdings LLC and its subsidiaries to maintain a maximum First-Lien Senior Secured Leverage Ratio, as defined in the agreement, when there is outstanding credit exposure under the revolver. The Company is in compliance with all of the financial covenants related to its debt agreements as of September 30, 2007.

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

As a result of the refinancing, the Company incurred premiums paid on early redemption of debt, accelerated amortization and other refinancing costs. The components of refinancing costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In $ millions)

Premium paid on early redemption of debt	—	—	207	—
Accelerated amortization of premiums and deferred financing costs on early redemption and prepayment of debt	—	1	33	1
Debt issuance costs and other	—	—	16	—

Total refinancing expenses	—	1	256	1

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the refinancing, the Company recorded deferred financing costs of $39 million related to the new senior credit agreement, which are included in long-term Other assets on the accompanying unaudited consolidated balance sheet as of September 30, 2007 and are being amortized over the term of the new senior credit agreement. The deferred financing costs consist of $23 million of costs incurred to acquire the new senior credit facility and $16 million of debt issue costs existing prior to the refinancing which were retained and are being amortized over the term of the new senior credit agreement. As a result of the refinancing, the Company incurred, for the period April 2007 to July 2007, approximately $26 million of mark-to-market loss on the cross currency swap and the Euro denominated term loan that had been used as a hedge of the Company’s net investment in its European subsidiaries. The Company designated the net investment hedge as such during July 2007.

Principal payments scheduled to be made on the Company’s debt, including short-term borrowings, are as follows:

(In $ millions)

Remainder of 2007	198
2008	64
2009	72
2010	66
2011	72
2012	45
Thereafter	2,978

Total	3,495

Interest Rate Risk Management

In March 2007, in anticipation of the April 2, 2007 debt refinancing, the Company entered into various U.S. dollar and Euro interest rate swaps, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million, respectively. The U.S. dollar interest rate swaps have a maturity date of January 3, 2012. The notional amount of the U.S. dollar swaps will reduce over time according to an amortization schedule. The Euro interest rate swap has a maturity date of April 2, 2011. The notional amount of the Euro swap will remain at its original level throughout the term of the swap. The interest rate swaps have been designated as effective hedges of the Company’s variable rate debt under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and qualify for hedge accounting. On March 29, 2007, in connection with the April 2, 2007 debt refinancing, the Company terminated its previously outstanding interest rate swap with a notional value of $300 million and recorded a gain of $2 million.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Current Liabilities and Other Liabilities

The components of Other current liabilities are as follows:

	As of	As of
	September 30,	December 31,
	2007	2006
	(In $ millions)

Salaries and benefits	141	198
Environmental	21	26
Restructuring	48	34
Insurance	42	68
Sorbates litigation	163	148
Other	436	313

Total Other current liabilities	851	787

The components of long-term Other liabilities are as follows:

	As of	As of
	September 30,	December 31,
	2007	2006
	(In $ millions)

Environmental	99	88
Insurance	88	86
Uncertain tax positions(1)	214	—
Deferred revenue	71	72
Deferred proceeds (see Notes 4 and 19)	91	26
Other	129	171

Total long-term Other liabilities	692	443

(1)	At December 31, 2006, the liability was primarily recorded as a component of Income taxes payable (see Note 15).

10.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In $ millions)

Components of net periodic benefit cost
Service cost	11	10	—	—
Interest cost	50	46	5	6
Expected return on plan assets	(58)	(52)	—	—

Net periodic benefit cost	3	4	5	6

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In $ millions)

Components of net periodic benefit cost
Service cost	30	30	1	1
Interest cost	142	137	14	16
Expected return on plan assets	(164)	(155)	—	—
Recognized actuarial (gain) loss	—	1	(1)	—
Curtailment (gain) loss	—	1	—	(1)

Net periodic benefit cost	8	14	14	16

The Company expects to contribute $49 million to its defined benefit pension plans in 2007. As of September 30, 2007, $37 million of contributions have been made. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

The Company expects to make benefit payments of $38 million under the provisions of its other postretirement benefit plans in 2007. As of September 30, 2007, $32 million of benefit payments have been made.

Contributions to the Company’s defined contribution plans are based on specified percentages of employee contributions and aggregated $3 million and $8 million for the three and nine months ended September 30, 2007, respectively, and $2 million and $7 million for the three and nine months ended September 30, 2006, respectively.

Contributions to the multiemployer plans in which the Company participates are based on specified percentages of employee contributions and aggregated $1 million and $5 million for the three and nine months ended September 30, 2007, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2006, respectively.

As a result of the sale of the oxo products and derivatives businesses in February 2007 (see Note 4), there was a reduction of approximately 1,076 employees triggering a settlement and remeasurement of the affected pension plans due to certain changes in actuarial valuation assumptions. The settlement and remeasurement resulted in a net increase in the projected benefit obligation of $44 million with an offset to Accumulated other comprehensive income (loss), net (net of tax of $1 million) and a settlement gain of $11 million (included in Gain on disposal of discontinued operations) for the pension plan during the nine months ended September 30, 2007.

During the second quarter of 2007, the Company finalized the shutdown of its Edmonton, Canada methanol operations. This resulted in the reduction of approximately 175 employees triggering a final settlement gain of less than $1 million during the nine months ended September 30, 2007. The settlement and remeasurement resulted in a net decrease in the projected benefit obligation of approximately $3 million. The final cash payout due was approximately CDN $30 million ($29 million) and was paid during the three months ended September 30, 2007.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Shareholders’ Equity

	Preferred	Series A
	Stock	Common Stock
	Outstanding	Outstanding	Treasury Stock
	(Number of shares)

Balance as of December 31, 2006	9,600,000	158,668,666	—
Issuance of common stock related to the exercise of stock options	—	3,383,072	—
Issuance of common stock	—	7,400	—
Purchases of treasury stock	—	(10,838,486)	10,838,486

Balance as of September 30, 2007	9,600,000	151,220,652	10,838,486

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

On May 14, 2007, the Original Shareholders sold their remaining 22,106,597 shares of Series A common stock in a registered public secondary offering pursuant to the universal shelf registration statement on Form S-3, filed with the SEC on May 9, 2006. The Company did not receive any of the proceeds from the offering. The Company incurred and expensed less than $1 million of fees related to this transaction. As of September 30, 2007, the Original Shareholders ownership interest in the Company was 0%.

During the nine months ended September 30, 2007 and 2006, the Company declared and paid $19 million of cash dividends in each period to holders of its Series A common shares.

During the nine months ended September 30, 2007 and 2006, the Company declared and paid $7 million and $8 million, respectively, of cash dividends on its 4.25% convertible perpetual preferred stock.

In conjunction with the April 2007 debt refinancing discussed in Note 8, the Company, through its wholly-owned subsidiary CIH, repurchased 2,021,775 shares of its outstanding Series A common stock in a modified “Dutch Auction” tender offer from public shareholders, which expired on April 3, 2007, at a purchase price of $30.50 per share. The total price paid for these shares was approximately $62 million. The number of shares purchased in the tender offer represented approximately 1.3% of the Company’s outstanding Series A common stock at that time. The Company also separately purchased, through CIH, 329,011 shares of Series A common stock at $30.50 per share from the investment funds associated with The Blackstone Group L.P. The total price paid for these shares was approximately $10 million. The number of shares purchased from Blackstone represented approximately 0.2% of the Company’s outstanding Series A common stock at that time.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, on June 4, 2007, the Company’s Board of Directors authorized the repurchase of up to $330 million of its Series A common stock. During the nine months ended September 30, 2007, the Company repurchased 8,487,700 shares of its Series A common stock at an average purchase price of $38.88 per share for a total of approximately $330 million pursuant to this authorization. The Company completed purchasing shares under this authorization during July 2007.

These purchases reduced the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) totaled $24 million and $(10) million, respectively, for the nine months ended September 30, 2007 and 2006. These amounts were net of tax benefit of $4 million and $8 million, respectively, for the nine months ended September 30, 2007 and 2006.

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

Plumbing Actions

As of both September 30, 2007 and December 31, 2006, the Company has remaining accruals of $65 million for cases related to the plumbing actions, of which $3 million is included in Other current liabilities. The Company believes that the plumbing actions are adequately provided for in the Company’s consolidated financial statements and that the plumbing actions will not have a material adverse effect on its financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on its financial position, but may have a material adverse effect on the Company’s results of operations or cash flows in any given accounting period. The Company continuously monitors this matter and assesses the adequacy of this reserve.

The Company has reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims. As a result, the Company has recorded receivables relating to the anticipated recoveries from certain third party insurance carriers. These receivables are based on the probability of collection, an opinion of external counsel, the settlement agreements with the Company’s insurance carriers whose coverage level exceeds the receivables and the status of current discussions with other insurance carriers. As of September 30, 2007 and December 31, 2006, the Company has $21 million and $23 million, respectively, of receivables related to the settlement with these insurance carriers. These receivables are recorded within current Other assets.

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

Sorbates Antitrust Actions

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals as of September 30, 2007 of $163 million, included in current liabilities. As of December 31, 2006, the accrual was $148 million. The change in the accrual amounts is primarily due to fluctuations in the currency exchange rate between the U.S. dollar and the Euro. Although the outcome of this matter cannot be predicted with certainty, the Company’s best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of September 30, 2007 is between $0 and $9 million. The estimated range of such possible future losses is based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst AG (“Hoechst”), Celanese AG was assigned the obligation related to the sorbates antitrust matter. However, Hoechst agreed to indemnify Celanese AG for 80% of any costs Celanese may incur relative to this matter. Accordingly, Celanese AG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of September 30, 2007 and December 31, 2006, the Company has receivables, recorded within current Other assets, relating to the sorbates indemnification from Hoechst totaling $130 million and $118 million, respectively. The Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, will not, in the aggregate, have a material adverse effect on its financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

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

Based on the estimate of the probability of loss under this indemnification, the Company has reserves of $31 million and $33 million as of September 30, 2007 and December 31, 2006, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities (see Note 20).

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. Due to the uncertain nature of these indemnities, the Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst during the nine months ended September 30, 2007 and 2006, respectively, in connection with this indemnification.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such indemnifications also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk.

The Company has divested numerous businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.3 billion as of September 30, 2007. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of September 30, 2007 and December 31, 2006, the Company has reserves in the aggregate of $28 million and $30 million, respectively, for these environmental matters.

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

Other Obligations

The Company is secondarily liable under a lease agreement which the Company assigned to a third party. The lease expires on April 30, 2012. The lease liability for the period from October 1, 2007 to April 30, 2012 is estimated to be approximately $36 million.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has agreed to indemnify various insurance carriers, for amounts not in excess of the settlements received, from claims made against these carriers subsequent to such settlement. The aggregate amount of guarantees under these settlements, which is unlimited in term, is approximately $10 million.

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

Other Matters

As of September 30, 2007, Celanese Ltd. and/or CNA Holdings, Inc., both U.S. subsidiaries of the Company, are defendants in approximately 672 asbestos cases. During the three months ended September 30, 2007, 26 new cases were filed against the Company and 28 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

13.	Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In $ millions)

Employee termination benefits	(2)	—	(27)	(11)
Plant/office closures	(4)	—	(4)	—
Insurance recoveries associated with plumbing cases	2	—	2	3
Deferred compensation triggered by Exit Event (see Note 14)	—	—	(74)	—
Asset impairments(1)	(6)	—	(9)	—
Ticona Kelsterbach relocation (see Note 19)	(1)	—	(4)	—
Other	(1)	—	(2)	(4)

Total Other (charges) gains, net	(12)	—	(118)	(12)

(1)	Included in this amount is $6 million of goodwill impairment (see Note 7).

In May 2007, the Company announced a plan to simplify and optimize its Emulsions and PVOH businesses to become a leader in technology and innovation and grow in both new and existing markets. As a result of this plan, the Company recorded approximately $15 million of employee termination benefits during the nine months ended September 30, 2007. In addition, the Company recorded an impairment of long-lived assets of approximately $3 million during the nine months ended September 30, 2007. Certain long-lived assets with a book value of approximately $16 million as of June 30, 2007 are being depreciated on an accelerated basis over periods ranging from three months to two years.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the restructuring reserves from December 31, 2006 to September 30, 2007 are as follows:

	(In $ millions)

Restructuring reserve as of December 31, 2006	35
Restructuring additions	40	(1)
Cash uses	(29)
Currency translation adjustment	3

Restructuring reserve as of September 30, 2007	49

(1)	Included in this amount is $27 million of employee termination benefits, of which $15 million relates to the Emulsions and PVOH restructuring discussed above. Also included in this amount is $12 million of reserves recorded in conjunction with the closure of the Little Heath, United Kingdom production plant acquired in the APL acquisition.

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

Deferred Compensation

The deferred compensation plan provides an aggregate maximum amount payable of $196 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The amount payable under the deferred compensation plan is subject to downward adjustment if the price of the Company’s Series A common stock falls below the initial public offering price of $16 per share and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in the Company with at least a 25% cash internal rate of return on their equity interest (an “Exit Event”). In May 2007, the Original Shareholders sold their remaining equity interest in the Company (see Note 11) triggering an Exit Event. Cash compensation of $74 million, representing the participants’ 2005 and 2006 contingent benefits, was paid to the participants during the nine months ended September 30, 2007. Participants continuing in the 2004 deferred compensation plan (see below for discussion regarding certain participant’s decision to participate in a revised program) will continue to vest in their 2007, 2008 and 2009 time-based and performance-based entitlements as defined in the deferred compensation plan. During the three and nine months ended September 30, 2007, the Company recorded compensation expense of $3 million and $81 million, respectively, associated with this plan. During the three and nine months ended September 30, 2006, the Company recorded compensation expense of $6 million and $19 million, respectively, associated with this plan.

On April 2, 2007, certain participants in the Company’s deferred compensation plan elected to participate in a revised program, which included both cash awards and restricted stock units (see Restricted Stock Units below). Under the revised program, participants relinquished their cash awards of up to $30 million that would have contingently accrued from 2007-2009 under the original plan. In lieu of these awards, the revised deferred compensation program provides for a future cash award in an amount equal to 90% of the maximum potential payout under the original plan, plus growth pursuant to one of three participant-selected notional investment vehicles, as defined in the associated agreements. Participants must remain employed through 2010 to vest in the new award. The Company will make award payments under the revised program in the first quarter of 2011, unless

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants elect to further defer the payment of their individual awards. Based on current participation in the revised program, the award, which will be expensed between April 2, 2007 and December 31, 2010, aggregates to approximately $27 million plus notional earnings. The Company expensed approximately $2 million and $4 million, respectively, during the three and nine months ended September 30, 2007 related to the revised program.

The maximum remaining amount payable to participants who did not elect to participate in the revised program as of September 30, 2007 is $13 million, of which $6 million is accrued as of September 30, 2007.

Long-Term Incentive Plan

Effective January 1, 2004, the Company adopted a long-term incentive plan (the “LTIP Plan”) which covers certain members of management and other key employees of the Company. The LTIP Plan is a three-year cash-based plan in which awards are based on annual and three-year cumulative targets (as defined in the LTIP Plan). On February 16, 2007, approximately $26 million was paid to the LTIP plan participants. During the three and nine months ended September 30, 2006, the Company recorded expense of $5 million and $15 million, respectively, related to the LTIP Plan. There are no additional amounts due under the LTIP plan.

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

It is the Company’s current policy to grant options with an exercise price equal to the average of the high and low price of the Company’s Series A common stock on the grant date. The options issued have a ten-year term with vesting terms pursuant to a schedule, with all vesting to occur no later than the eighth anniversary of the date of the grant. Accelerated vesting for certain awards depends on meeting specified performance targets. The estimated value of the Company’s stock-based awards less expected forfeitures is amortized over the awards’ respective vesting period on the applicable graded or straight-line basis, subject to acceleration as discussed above.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Risk free interest rate	4.7%	4.6%	4.8%	5.1%
Estimated life in years	6.7	6.9	6.8	7.3
Dividend yield	0.40%	0.88%	0.42%	0.81%
Volatility	26.9%	30.6%	26.8%	31.4%

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in stock options outstanding during the nine months ended September 30, 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Grant	Contractual	Value
	(In millions)	Price in $	Term	(In $ millions)

Outstanding at January 1, 2007	12.5	16.81	7.0	113
Granted	0.6	38.09
Exercised	(3.4)	16.01
Forfeited	(0.7)	18.85

Outstanding at September 30, 2007	9.0	18.28	5.6	187

Options exercisable at September 30, 2007	4.4	16.23	6.8	99

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2007 was $14.12 per option. As of September 30, 2007, the Company had approximately $22 million of total unrecognized compensation expense related to stock options, excluding estimated forfeitures, to be recognized over the remaining vesting periods of the options. Cash received from stock option exercises was approximately $51 million during the nine months ended September 30, 2007 and the related tax benefit was zero.

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

The Company also granted 26,070 RSUs to its non-management Board of Directors with a fair value of $32.61 per unit, which was equal to the price of the Company’s Series A common stock on the grant date. During the second quarter of 2007, two directors resigned from the board and forfeited a total of 5,214 RSUs. During the three months ended September 30, 2007, the Company granted 2,126 RSUs to a newly appointed member of the Board of Directors. The Director RSUs will vest on April 26, 2008.

During the three and nine months ended September 30, 2007, the Company recorded compensation expense associated with all RSUs of less than $1 million and $3 million, respectively.

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

The range of assumptions used in the Monte Carlo Simulation approach are outlined in the following table:

Three Months Ended
September 30, 2007

Risk free interest rate	4.53 - 4.55%
Dividend yield	0.00 - 2.76%
Volatility	20.0 - 45.0%

A summary of changes in RSUs (excluding Director RSUs) outstanding during the nine months ended September 30, 2007 is presented below:

		Weighted
	Number of	Average
	Units	Fair Value

Nonvested at January 1, 2007	—	—
Granted	1,180,391	21.82
Forfeited	(41,373)	21.38

Nonvested at September 30, 2007	1,139,018	21.84

As of September 30, 2007, there was approximately $23 million of unrecognized compensation cost related to RSUs, excluding estimated forfeitures, which is expected to be amortized on a straight-line basis over the remaining vesting periods as discussed above.

15.	Income Taxes

Income taxes for the three and nine months ended September 30, 2007 and 2006 are recorded based on the estimated annual effective tax rate. As of September 30, 2007, the estimated annualized tax rate is 24%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2007 reflects earnings in low tax jurisdictions offset by higher tax rates in certain non-U.S. jurisdictions.

For the three months ended September 30, 2007 and 2006, the Company recorded tax expense of $1 million and $60 million, respectively, which resulted in an effective tax rate of 1% and 40%, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded tax expense of $6 million and $128 million, respectively, which resulted in an effective tax rate of 4% and 32%, respectively. The lower effective tax rate for the nine months ended September 30, 2007 was primarily due to the tax benefit related to German Tax Reform of $39 million. A tax benefit of approximately $59 million associated with the deduction of the refinancing fees was reflected entirely in U.S. tax expense for the three months ended June 30, 2007. This tax benefit is partially offset by $31 million of tax expense allocated to discontinued operations during the three months ended March 31, 2007. The debt refinancing was determined to be unusual in nature and not included in the computation of the estimated annual effective rate in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company made a comprehensive review of its portfolio of uncertain tax positions in each of the jurisdictions in which it operates. As a result of this review, the Company adjusted the estimated value of its uncertain tax positions by recognizing an increase to Retained Earnings of $14 million and reduced the carrying value of Goodwill by $2 million for uncertain tax positions relating to periods prior to the Acquisition. The total amount of the Company’s estimated uncertain tax positions at the date of adoption was $193 million. Of this amount, $167 million is classified as long-term Other

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. If the tax positions are settled in the Company’s favor, approximately $133 million would be treated as a reduction of Goodwill and $41 million would reduce the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of January 1, 2007, the Company had recorded a liability of approximately $22 million for the payment of interest and penalties. The liability for the payment of interest increased approximately $2 million for the three months ended September 30, 2007.

The Company operates in the United States (including multiple state jurisdictions), Germany, and approximately 40 other foreign jurisdictions, including Mexico, Canada, China, France and Singapore. Examinations are ongoing in a number of those jurisdictions, including, most significantly, in Germany for the years 2001 to 2004 for numerous subsidiaries. During the quarter ended March 31, 2007, the Company received final assessments for the prior examination period, 1997 to 2000. The effective settlement of those examinations resulted in a reduction to Goodwill of approximately $42 million with a net expected cash outlay of $4 million. The Company’s U.S. federal income tax returns for 2003 and beyond are open tax years, but not currently under examination. The Company previously concluded an examination of tax year 2000 to 2003 in 2005 with no material impact on the financial position of the Company. The Company reasonably expects to pay approximately $10 million of the liability for uncertain tax positions over the next twelve months.

In May 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005 (“TIPRA”), which among other things, provided for a new temporary exception to certain U.S. taxed foreign passive income inclusion rules for 2006 to 2008. This change reduced the expected amount of foreign income taxed currently in the U.S.

The Corporate Tax Reform Act 2008 (the “Act”) was signed by the German Federal President in August 2007. The Act reduced the corporate statutory tax rate from 25% to 15% while imposing limitations on the deductibility of certain expenses, including interest expense. The Company has recognized a tax benefit of $39 million related to the statutory rate reduction on its German net deferred tax liabilities. This benefit was recognized entirely during the three months ended September 30, 2007. In addition, the estimated annual effective rate includes approximately $4 million of tax benefits associated with certain legal entities with a fiscal year ending on September 30.

16.	Business Segments

During the three months ended September 30, 2007, the Company revised its reportable segments to reflect a change in how the Company is managed. This change was made to drive strategic growth and to group businesses with similar dynamics and growth opportunities. The Company also changed its internal transfer pricing methodology to generally reflect market-based pricing which the Company believes will make its results more comparable to its peer companies. The Company has restated its reportable segments for the three and nine months ended September 30, 2006 to conform to the three and nine months ended September 30, 2007 presentation.

The revised segments are as follows:

Advanced Engineered Materials

This business segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. The primary products of Advanced Engineered Materials are polyacetal products (“POM”), polybutylene terephthalate (“PBT”) and UHMW-PE (“GUR”), an ultra-high molecular weight polyethylene. POM and PBT are used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consumer Specialties

This business segment consists of the Company’s Acetate and Nutrinova Products businesses. The Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. The Acetate Products business also produces acetate flake which is processed into acetate fiber in the form of a tow band. The Nutrinova Products business produces and sells Sunett® high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Industrial Specialties

This business segment includes the Emulsions, PVOH and AT Plastics businesses. The Company’s emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. AT Plastics offers a complete line of low density polyethylene and specialty, ethylene vinyl acetate resins and compounds. AT Plastics’ products are used in many applications including flexible packaging, lamination products, hot melt adhesive, medical tubing and automotive parts.

Acetyl Intermediates

This business segment produces and supplies acetyl products, including acetic acid, vinyl acetate monomer, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions and interest income or expense associated with financing activities of the Company, and the captive insurance companies.

	Advanced
	Engineered	Consumer	Industrial	Acetyl	Total	Other
	Materials	Specialties	Specialties	Intermediates	Segments	Activities	Eliminations	Consolidated
	(In $ millions)

As of and for the three months ended September 30, 2007
Sales to external customers	258	282	314	713	1,567	6	—	1,573
Inter-segment revenues	—	—	—	146	146	—	(146)	—
Earnings (loss) from continuing operations before tax and minority interests	54	35	(9)	145	225	(94)	—	131
Depreciation and amortization	17	15	13	31	76	1	—	77
Capital expenditures	16	11	18	55	100	1	—	101
Total assets	1,699	1,172	937	2,432	6,240	1,301	—	7,541

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Advanced
	Engineered	Consumer	Industrial	Acetyl	Total	Other
	Materials	Specialties	Specialties	Intermediates	Segments	Activities	Eliminations	Consolidated
	(In $ millions)

For the three months ended September 30, 2006
Sales to external customers	230	213	335	688	1,466	5	—	1,471
Inter-segment revenues	—	—	—	184	184	—	(184)	—
Earnings (loss) from continuing operations before tax and minority interests	51	34	17	144	246	(96)	—	150
Depreciation and amortization	16	9	16	23	64	2	—	66
Capital expenditures	7	19	15	18	59	—	—	59
Total assets as of December 31, 2006	1,584	1,071	903	2,768	6,326	1,569	—	7,895
As of and for the nine months ended September 30, 2007
Sales to external customers	777	832	1,015	2,058	4,682	2	—	4,684
Inter-segment revenues	—	—	—	474	474	—	(474)	—
Earnings (loss) from continuing operations before tax and minority interests	152	164	2	391	709	(575)	—	134
Depreciation and amortization	51	39	43	81	214	4	—	218
Capital expenditures	31	25	46	112	214	3	—	217
Total assets	1,699	1,172	937	2,432	6,240	1,301	—	7,541
For the nine months ended September 30, 2006
Sales to external customers	691	652	972	2,017	4,332	16	—	4,348
Inter-segment revenues	—	—	—	503	503	—	(503)	—
Earnings (loss) from continuing operations before tax and minority interests	159	143	34	389	725	(324)	—	401
Depreciation and amortization	48	29	45	78	200	5	—	205
Capital expenditures	18	56	30	66	170	1	—	171
Total assets as of December 31, 2006	1,584	1,071	903	2,768	6,326	1,569	—	7,895

17.	Transactions and Relationships with Affiliates and Related Parties

Upon closing of the Acquisition, the Company entered into a transaction and monitoring fee agreement with the Advisor. Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor may receive additional compensation for providing investment banking or other advisory services provided to the Company by the Advisor or any of its affiliates, and may be reimbursed for certain

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses, in connection with any acquisition, divestiture, refinancing, recapitalization or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees. In connection with the Original Shareholder’s sale of its remaining shares of Series A common stock in May 2007 (see Note 11), the transaction based agreement was terminated.

In connection with the debt refinancing (see Note 8), certain Blackstone managed funds that market collateralized loan obligations to institutional investors invested an aggregate of $50 million in the Company’s term loan under the new senior credit agreement. At the time of the debt refinancing, Blackstone was considered an affiliate of the Company. As a result of the Original Shareholders’ sale of its remaining shares of Series A common stock in May 2007 (see Note 11), Blackstone is no longer an affiliate of the Company.

For the three months ended September 30, 2007, the Company did not make payments to the Advisor. For the nine months ended September 30, 2007, the Company made $7 million in payments to the Advisor, in accordance with the sponsor services agreement dated January 26, 2005, as amended. These payments were related to the sale of the oxo products and derivatives businesses and the acquisition of APL (see Note 4). The Company did not make any payments to the Advisor during the nine months ended September 30, 2006.

18.	Earnings Per Share

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Earnings	Operations	Operations	Net Earnings
	(In $ millions, except for share and per share data)

Net earnings (loss)	130	(2)	128	88	21	109
Less: cumulative declared preferred stock dividends	(2)	—	(2)	(3)	—	(3)

Earnings (loss) available to common shareholders	128	(2)	126	85	21	106

Basic earnings (loss) per common share	0.85	(0.01)	0.84	0.54	0.13	0.67

Diluted earnings (loss) per common share	0.77	(0.01)	0.76	0.52	0.12	0.64

Weighted-average shares — basic	150,154,309	150,154,309	150,154,309	158,609,246	158,609,246	158,609,246
Dilutive stock options	4,790,700	4,790,700	4,790,700	560,172	560,172	560,172
Dilutive restricted stock units	421,740	421,740	421,740	—	—	—
Assumed conversion of preferred stock	12,043,298	12,043,298	12,043,298	12,006,708	12,006,708	12,006,708

Weighted-average shares — diluted	167,410,047	167,410,047	167,410,047	171,176,126	171,176,126	171,176,126

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net Earnings	Operations	Operations	Net Earnings
	(In $ millions, except for share and per share data)

Net earnings	128	84	212	270	59	329
Less: cumulative declared preferred stock dividends	(7)	—	(7)	(8)	—	(8)

Earnings available to common shareholders	121	84	205	262	59	321

Basic earnings per common share	0.78	0.54	1.32	1.65	0.37	2.02

Diluted earnings per common share	0.74	0.49	1.23	1.58	0.34	1.92

Weighted-average shares — basic	155,423,930	155,423,930	155,423,930	158,578,083	158,578,083	158,578,083
Dilutive stock options	4,357,815	4,357,815	4,357,815	992,762	992,762	992,762
Dilutive restricted stock units	290,923	290,923	290,923	—	—	—
Assumed conversion of preferred stock	12,043,298	12,043,298	12,043,298	12,006,708	12,006,708	12,006,708

Weighted-average shares — diluted	172,115,966	172,115,966	172,115,966	171,577,553	171,577,553	171,577,553

19.	Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, the Company reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate its Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. The final settlement agreement was approved by the Fraport supervisory board on May 8, 2007 at an extraordinary board meeting. The final settlement agreement was signed on June 12, 2007. As a result of the settlement, the Company will transition Ticona’s administration and operations from Kelsterbach to another location in Germany by mid-2011. In July 2007, the Company announced that it would relocate the Kelsterbach, Germany, business to the Hoechst Industrial Park in the Rhine Main area. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The payment amount was increased by €20 million from €650 million in consideration of the Company’s agreement to waive certain obligations of Fraport set forth in the settlement agreement. These obligations related to the hiring of Ticona employees in the event the Ticona Plant relocated out of the Rhine Main area. From the settlement date through September 30, 2007, Fraport has paid the Company a total of €20 million towards the transition and the Company has incurred approximately €13 million of costs associated with the relocation, of which €3 million is included in 2007 Other (charges) gains, net and €9 million was capitalized. The amount received from Fraport has been accounted for as deferred proceeds and is included in long-term Other liabilities in the unaudited consolidated balance sheet as of September 30, 2007.

20.	Environmental

General — The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its predecessor companies. The Company’s environmental reserves for remediation matters were $120 million and $114 million as of September 30, 2007 and December 31, 2006, respectively. The increase in 2007 was primarily due to assumed environmental liabilities related to the APL acquisition.

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

U.S. Superfund Sites — In the U.S., the Company may be subject to substantial claims brought by U.S. federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 50 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. As of both September 30, 2007 and December 31, 2006, the Company had provisions totaling $15 million for U.S. Superfund sites.

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

21.	Subsequent Events

On October 4, 2007, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to approximately $3 million and a cash dividend of $0.04 per share on its Series A common stock amounting to approximately $6 million. Both cash dividends are for the period August 1, 2007 to October 31, 2007 and will be paid on November 1, 2007 to holders of record as of October 15, 2007.

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

Overview

We are an integrated global hybrid producer of value-added industrial chemicals and engineered polymers. We are one of the world’s largest producers of acetyl products, which are intermediate chemicals for nearly all major industries, as well as a leading global producer of high performance engineered polymers. We are number one or number two worldwide in product areas that generate the majority of our sales. Our operations are located in North America, Europe and Asia. We are executing business strategies that build on the strength of our hybrid structure, market leadership and operational excellence to deliver earnings growth and increase value.

Sale of Oxo Products and Derivative Businesses

In connection with our strategy to optimize our portfolio and divest non-core operations, we announced on December 13, 2006 our agreement to sell our Acetyl Intermediates segment’s oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between Celanese GmbH (formerly known as Celanese AG) and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million subject to final agreement adjustments and the successful exercise of our option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and we acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. We completed the sale of our oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The transaction resulted in the recognition of a $31 million pre-tax gain in the first quarter of 2007. We recorded an additional pre-tax gain of approximately $16 million during the second quarter of 2007 primarily related to working capital and other adjustments as specified in the sale agreement. See Note 4 of the unaudited interim consolidated financial statements for additional information.

Sale of AT Plastics’ Films Business

On August 20, 2007, we sold our Films business of AT Plastics, located in Edmonton and Westlock, Alberta, Canada, to British Polythene Industries PLC (“BPI”) for $12 million. The Films business manufactures products for the agricultural, horticultural and construction industries. We recorded a loss on the sale of $7 million during the three and nine months ended September 30, 2007. We maintained ownership of the Polymers business of AT

Plastics, which concentrates on the development and supply of specialty resins and compounds. AT Plastics is included in our Industrial Specialties segment. We concluded that the sale of our Films business of AT Plastics is not a discontinued operation due to the level of continuing cash flows between the Films business and our AT Plastics’ Polymers business subsequent to the sale. Under the terms of the purchase agreement, we entered into a two year sales agreement to continue selling product to BPI through August 2009.

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

Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, we reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate our Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. The final settlement agreement was approved by the Fraport supervisory board on May 8, 2007 at an extraordinary board meeting. The final settlement agreement was signed on June 12, 2007. As a result of the settlement, we will transition Ticona’s administration and operations from Kelsterbach to another location in Germany by mid-2011. In July 2007, we announced that we would relocate the Kelsterbach, Germany, business to the Hoechst Industrial Park in the Rhine Main area. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The payment amount was increased by €20 million from €650 million in consideration of our agreement to waive certain obligations of Fraport set forth in the settlement agreement. These obligations related to the hiring of Ticona employees in the event the Ticona’s Plant relocated out of the Rhine Main area. From the settlement date through September 30, 2007, Fraport has paid us a total of €20 million towards the transition and we have incurred approximately €13 million of costs associated with the relocation, of which €3 million is included in 2007 Other (charges) gains, net and €9 million was capitalized. The amount received from Fraport has been accounted for as deferred proceeds and is included in long-term Other liabilities in the unaudited consolidated balance sheet as of September 30, 2007.

Expansion in China

The acetic acid facility located in our Nanjing, China complex has been running at full production rates since June 2007, and we expect to commence production of vinyl acetate emulsions at the complex by the end of 2007. Operations for four other plants at the complex are expected to begin during 2008 or early 2009.

The complex brings world-class scale to one site for the production of acetic acid, vinyl acetate monomer (“VAM”), acetic anhydride, emulsions, Celstran® long fiber-reinforced thermoplastic and UHMW-PE (“GUR”), an ultra-high molecular weight polyethylene. We believe the Nanjing complex will further enhance our capabilities to better meet the growing needs of our customers in a number of industries across Asia.

Clear Lake, Texas Outage

In May 2007, we announced that we had an unplanned outage at our Clear Lake, Texas acetic acid facility. At that time, we originally expected the outage to last until the end of May. Upon restart of the facility, additional operating issues were identified which necessitated an extension of the outage for further, more extensive repairs. In July 2007, we announced that the further repairs were unsuccessful on restart of the unit. All repairs were completed in early August 2007 and normal production capacity resumed. We believe that any liabilities resulting from the outage will not, in the aggregate, have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period.

Asset Sale

On July 31, 2007, we reached an agreement with Babcock & Brown, a worldwide investment firm, which specializes in real estate and utilities development, to sell our Pampa, Texas, facility. We will maintain our chemical operations at the site until at least 2009. Proceeds received upon certain milestone events will be treated as deferred proceeds and included in long-term Other liabilities until the transaction is complete (expected to be in 2010), as defined in the sales agreement.

Realignment of Business Segments

During the three months ended September 30, 2007, we revised our reportable segments to reflect a change in how the Company is managed. This change was made to drive strategic growth and to group businesses with similar dynamics and growth opportunities. We also changed our internal transfer pricing methodology to generally reflect market-based pricing which we believe will make our results more comparable to our peer companies. The revised segments are Advanced Engineered Materials, Consumer Specialties, Industrial Specialties, Acetyl Intermediates and Other Activities. We have restated our reportable segments for the three and nine months ended September 30, 2006 to conform to the three and nine months ended September 30, 2007 presentation. For further detail on the business segments, see “Summary by Business Segment” in the “Results of Operations” section.

Results of Operations

Financial Highlights

	Three Months Ended				Nine Months Ended
	September 30,	% of	September 30,	% of	September 30,	% of	September 30,	% of
	2007	Net Sales	2006	Net Sales	2007	Net Sales	2006	Net Sales
	(Unaudited)
	(In $ millions)

Statement of Operations Data:
Net sales	1,573	100.0%	1,471	100.0%	4,684	100.0%	4,348	100.0%
Gross profit	337	21.4%	338	23.0%	1,033	22.1%	998	23.0%
Selling, general and administrative expenses	(133)	(8.5)%	(129)	(8.8)%	(371)	(7.9)%	(402)	(9.2)%
Other (charges) gains, net	(12)	(0.8)%	—	—	(118)	(2.5)%	(12)	(0.3)%
Operating profit	147	9.3%	172	11.7%	424	9.1%	480	11.0%
Equity in net earnings of affiliates	24	1.5%	17	1.2%	65	1.4%	53	1.2%
Interest expense	(63)	(4.0)%	(73)	(5.0)%	(196)	(4.2)%	(217)	(5.0)%
Refinancing expenses	—	—	(1)	(0.1)%	(256)	(5.5)%	(1)	(0.0)%
Dividend income — cost investments	29	1.8%	16	1.1%	93	2.0%	62	1.4%
Earnings from continuing operations before tax and minority interests	131	8.3%	150	10.2%	134	2.9%	401	9.2%
Earnings from continuing operations	130	8.3%	88	6.0%	128	2.7%	270	6.2%
Earnings (loss) from discontinued operations	(2)	(0.1)%	21	1.4%	84	1.8%	59	1.4%
Net earnings	128	8.1%	109	7.4%	212	4.5%	329	7.6%
Other Data:
Depreciation and amortization	77	4.9%	66	4.5%	218	4.7%	205	4.7%

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In $ millions)

Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	243	309
Plus: Long-term debt	3,252	3,189

Total debt	3,495	3,498

Summary of Consolidated Results for the Three and Nine Months Ended September 30, 2007 compared to the Three and Nine Months Ended September 30, 2006

Net Sales

Net sales for the three and nine months ended September 30, 2007 increased 7% and 8%, respectively, compared to the same periods in 2006 as overall increases in pricing and favorable currency impacts more than offset lower overall volumes. In addition, the acquisition of APL during 2007 increased net sales by $59 million and $163 million, respectively, for the three and nine months ended September 30, 2007. Overall pricing increased 7% and 5%, respectively, for the three and nine months ended September 30, 2007 primarily driven by a tight global supply of acetyl products and higher Acetate tow and flake prices. Overall volumes decreased 10% and 5%, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Strong volume increases due to increased market penetration from several of Advanced Engineered Material’s key products and the successful startup of our acetic acid unit in Nanjing, China helped to partially offset the decreases in volumes in our Acetyl Intermediates and Industrial Specialties segments resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Favorable currency impacts of 4% (particularly related to the Euro) for both the three and nine months ended September 30, 2007 also contributed to the increases in net sales.

Gross Profit

Gross profit decreased to 21% and 22% of net sales for the three and nine months ended September 30, 2007, respectively, from 23% of net sales for the same periods in 2006. The decreases were primarily due to lower overall volumes and higher energy and raw material costs more than offsetting the higher overall prices and favorable currency impacts (particularly related to the Euro). Volumes decreased in the Acetyl Intermediates and Industrial Specialties segments primarily as a result of the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Pricing increased for products such as Acetyl Intermediates’ acetyls products, Industrial Specialties’ polyvinyl alcohol (“PVOH”) and emulsions products and Consumer Specialties’ tow and flake products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4 million for the three months ended September 30, 2007 compared to the same period in 2006. Selling, general and administrative expenses increased $6 million due to additional expenses related to finance improvement initiatives and $3 million related to restricted stock units (“RSUs”) and the revised deferred compensation plan expenses. The increases were partially offset by the absence of long-term incentive plan expenses of $5 million expensed in 2006 and lower stock option expenses of $2 million for the three months ended September 30, 2007 compared to the same period in 2006.

Selling, general and administrative expenses decreased $31 million for the nine months ended September 30, 2007 compared to the same period in 2006. Decreases to Selling, general and administrative expenses during the nine months ended September 30, 2007 were primarily related to the absences of long-term incentive plan expenses of $15 million and executive severance and legal costs associated with the Squeeze-Out (as defined in Note 4 of the unaudited interim consolidated financial statements) of $23 million expensed in 2006. Selling, general and administrative expenses also decreased $8 million due to lower stock option expenses during the nine months ended September 30, 2007 compared to the same period in 2006. The decreases were partially offset by $6 million of additional expenses related to finance improvement initiatives and $7 million related to RSUs and the revised deferred compensation plan expenses.

Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In $ millions)

Employee termination benefits	(2)	—	(27)	(11)
Plant/office closures	(4)	—	(4)	—
Insurance recoveries associated with plumbing cases	2	—	2	3
Deferred compensation triggered by Exit Event	—	—	(74)	—
Asset impairments(1)	(6)	—	(9)	—
Ticona Kelsterbach relocation	(1)	—	(4)	—
Other	(1)	—	(2)	(4)

Total other (charges) gains, net	(12)	—	(118)	(12)

(1)	Included in this amount is $6 million of goodwill impairment (see Note 7 in the unaudited interim consolidated financial statements).

In May 2007, we announced a plan to simplify and optimize our Emulsions and PVOH businesses to become a leader in technology and innovation and grow in both new and existing markets. As a result of this plan, we recorded approximately $15 million of employee termination benefits during the nine months ended September 30, 2007. In addition, we recorded an impairment of long-lived assets of approximately $3 million during the nine months ended September 30, 2007.

In May 2007, as a result of the triggering of an Exit Event, as defined in Note 14 of the unaudited interim consolidated financial statements, we expensed $74 million representing deferred compensation plan payments for the respective participants’ 2005 and 2006 contingent benefits.

Operating Profit

Operating profit decreased 15% and 12%, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. This is principally driven by the increase in Other (charges) gains, net during 2007 and the $7 million loss on the divestiture of our AT Plastics’ Films business during the third quarter of 2007. This decrease in operating profit for the nine months ended September 30, 2007 was partially offset by the $31 million decrease in Selling, general and administrative expenses discussed above.

Interest Expense and Refinancing Expenses

Interest expense decreased $10 million and $21 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The decreases were primarily related to lower interest rates on the new senior credit agreement compared to the interest rates on the senior discount notes and senior subordinated notes, which were repaid in April 2007 in conjunction with the debt refinancing (see Note 8 of the unaudited interim consolidated financial statements for more information). These decreases were partially offset by an increase in interest expense due to China financing activities in 2007.

In April 2007, we refinanced our outstanding debt by entering into a new senior credit agreement. As a result of the refinancing, we expensed $207 million of premiums paid on early redemption of debt. In addition, we expensed $33 million of unamortized deferred financing costs and premiums related to the former $2,454 million senior credit facility, senior discount notes and senior subordinated notes and $16 million of debt issuance and other refinancing expenses. These amounts were recorded as a component of Refinancing expenses in the unaudited interim consolidated statement of operations for the nine months ended September 30, 2007.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased by $7 million and $12 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006 due primarily to improved performance from our Asian investments.

Income Taxes

Income taxes for the three and nine months ended September 30, 2007 and 2006 are recorded based on the estimated annual effective tax rate. As of September 30, 2007, the estimated annualized tax rate is 24%, which is less than the combination of the statutory federal rate and state income tax rates in the U.S. The estimated annual effective tax rate for 2007 reflects earnings in low tax jurisdictions offset by higher tax rates in certain non-U.S. jurisdictions.

For the three months ended September 30, 2007 and 2006, we recorded tax expense of $1 million and $60 million, respectively, which resulted in an effective tax rate of 1% and 40%, respectively. For the nine months ended September 30, 2007 and 2006, we recorded tax expense of $6 million and $128 million, respectively, which resulted in an effective tax rate of 4% and 32%, respectively. The lower effective tax rate for the nine months ended September 30, 2007 was primarily due to the tax benefit related to German Tax Reform of $39 million (see Note 15 of the unaudited interim consolidated financial statements for additional information). In addition, the tax benefit of approximately $59 million associated with the deduction of the refinancing fees was reflected entirely in tax expense for the three months ended June 30, 2007. This tax benefit is partially offset by $31 million of U.S. tax expense allocated to discontinued operations during the three months ended March 31, 2007. The debt refinancing was determined to be unusual in nature and not included in the computation of the estimated annual effective rate in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting.

Earnings from Discontinued Operations

Earnings from discontinued operations primarily relate to Acetyl Intermediates’ sale of its oxo products and derivatives businesses in February 2007, its shut down of its Edmonton, Canada methanol operations during the second quarter of 2007 and its Pentaerythritol operations, which were discontinued during the third quarter of 2006. As a result, revenues and expenses related to these businesses and operations are reflected as a component of discontinued operations. See Note 4 of the unaudited interim consolidated financial statements for the summary table of the results of operations for the discontinued operations.

Selected Data by Business Segment

During the three months ended September 30, 2007, we revised our reportable segments to reflect a change in how the Company is managed. The revised segments are Advanced Engineered Materials, Consumer Specialties, Industrial Specialties, Acetyl Intermediates and Other Activities.

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net Sales
Advanced Engineered Materials	258	230	28	777	691	86
Consumer Specialties	282	213	69	832	652	180
Industrial Specialties	314	335	(21)	1,015	972	43
Acetyl Intermediates	859	872	(13)	2,532	2,520	12
Other Activities	6	5	1	2	16	(14)
Inter-segment Eliminations	(146)	(184)	38	(474)	(503)	29

Total Net Sales	1,573	1,471	102	4,684	4,348	336

Other (Charges) Gains, Net
Advanced Engineered Materials	—	—	—	(5)	4	(9)
Consumer Specialties	—	—	—	(8)	—	(8)
Industrial Specialties	(7)	—	(7)	(26)	(11)	(15)
Acetyl Intermediates	(2)	—	(2)	(15)	—	(15)
Other Activities	(3)	—	(3)	(64)	(5)	(59)

Total Other Charges, Net	(12)	—	(12)	(118)	(12)	(106)

Operating Profit (Loss)
Advanced Engineered Materials	35	37	(2)	103	116	(13)
Consumer Specialties	34	35	(1)	130	124	6
Industrial Specialties	(9)	17	(26)	2	35	(33)
Acetyl Intermediates	117	126	(9)	340	349	(9)
Other Activities	(30)	(43)	13	(151)	(144)	(7)

Total Operating Profit	147	172	(25)	424	480	(56)

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Advanced Engineered Materials	54	51	3	152	159	(7)
Consumer Specialties	35	34	1	164	143	21
Industrial Specialties	(9)	17	(26)	2	34	(32)
Acetyl Intermediates	145	144	1	391	389	2
Other Activities	(94)	(96)	2	(575)	(324)	(251)

Total Earnings from Continuing Operations Before Tax and Minority Interests	131	150	(19)	134	401	(267)

Depreciation & Amortization
Advanced Engineered Materials	17	16	1	51	48	3
Consumer Specialties	15	9	6	39	29	10
Industrial Specialties	13	16	(3)	43	45	(2)
Acetyl Intermediates	31	23	8	81	78	3
Other Activities	1	2	(1)	4	5	(1)

Total Depreciation & Amortization	77	66	11	218	205	13

Factors Affecting Third Quarter 2007 Segment Net Sales Compared to Third Quarter 2006

The charts below set forth the percentage increase (decrease) in net sales from the 2006 period attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other		Total
	(In percentages)

Advanced Engineered Materials	11	(3)	4	—		12
Consumer Specialties	(1)	4	1	28	(b)	32
Industrial Specialties	(11)	3	4	(2	)(c)	(6)
Acetyl Intermediates	(15)	11	3	—		(1)

Total Company (a)	(10)	7	4	6		7

Factors Affecting Nine Months Ended September 30, 2007 Segment Net Sales Compared to Nine Months Ended September 30, 2006

	Volume	Price	Currency	Other		Total
	(In percentages)

Advanced Engineered Materials	9	(1)	4	—		12
Consumer Specialties	(3)	5	1	25	(b)	28
Industrial Specialties	—	1	4	(1	)(c)	4
Acetyl Intermediates	(10)	7	3	—		—

Total Company (a)	(5)	5	4	4		8

(a)	Includes the effects of the captive insurance companies.

(b)	Includes net sales from the APL acquisition.

(c)	Includes the divestiture of AT Plastics’ Films business.

Summary by Business Segment for the Three and Nine Months Ended September 30, 2007 compared to the Three and Nine Months Ended September 30, 2006

Advanced Engineered Materials

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	258	230	28	777	691	86
Net sales variance:
Volume	11%			9%
Price	(3)%			(1)%
Currency	4%			4%
Other	0%			0%
Operating profit	35	37	(2)	103	116	(13)
Operating margin	13.6%	16.1%		13.3%	16.8%
Other (charges) gains, net	—	—	—	(5)	4	(9)
Earnings from continuing operations before tax and minority interests	54	51	3	152	159	(7)
Depreciation and amortization	17	16	1	51	48	3

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. The primary products of Advanced Engineered Materials are polyacetal products (“POM”), polybutylene terephthalate (“PBT”) and GUR. POM and PBT are used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

Advanced Engineered Materials’ net sales increased 12% for both the three and nine months ended September 30, 2007 compared to the same periods in 2006. Volume increases of 11% and 9% during the three and nine months ended September 30, 2007, respectively, in all major business lines were due to increased market penetration and a continued strong business environment, particularly in Europe. Favorable currency impacts of 4% (particularly related to the Euro) for both the three and nine months ended September 30, 2007 compared to the same periods in 2006 also contributed to the increase in net sales. Advanced Engineered Materials experienced a slight decline in average pricing primarily driven by a larger mix of sales from lower priced products.

Operating profit decreased by $2 million and $13 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 as higher volumes and favorable currency impacts (particularly related to the Euro) were more than offset by higher energy costs, increased Other (charges) gains, net and slightly lower average pricing. Other (charges) gains, net increased primarily due to $2 million of deferred compensation plan expenses and $3 million of Kelsterbach plant relocation costs incurred during the nine months ended September 30, 2007.

Earnings from continuing operations before tax and minority interests increased $3 million for the three months ended September 30, 2007 and decreased $7 million for the nine months ended September 30, 2007 compared to the same periods in 2006. Lower operating profits were more than offset by higher net earnings from equity affiliates during the three months ended September 30, 2007, while lower operating profits were partially offset by higher net earnings from equity affiliates during the nine months ended September 30, 2007 compared to the same periods in 2006. Strong performance of our Asian affiliates contributed to increases in net earnings from our equity affiliates of $4 million and $7 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006.

Consumer Specialties

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	282	213	69	832	652	180
Net sales variance:
Volume	(1)%			(3)%
Price	4%			5%
Currency	1%			1%
Other	28%			25%
Operating profit	34	35	(1)	130	124	6
Operating margin	12.1%	16.4%		15.6%	19.0%
Other (charges) gains, net	—	—	—	(8)	—	(8)
Earnings from continuing operations before tax and minority interests	35	34	1	164	143	21
Depreciation and amortization	15	9	6	39	29	10

Our Consumer Specialties segment consists of our Acetate and Nutrinova Products businesses. Our Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake which is processed into acetate fiber in the form of a tow band. The successful completion of the acquisition of APL on January 31, 2007 further increases our global position and enhances our ability to service our customers. Our Nutrinova Products business produces and sells Sunett® high intensity sweetener and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Consumer Specialties’ net sales increased 32% to $282 million and 28% to $832 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increases were primarily driven by additional net sales from the APL acquisition completed on January 31, 2007. Net sales for APL were $59 million and $163 million, respectively, during the three and nine months ended September 30, 2007. Also contributing to the overall increase in net sales for the three and nine months ended September 30, 2007 are higher pricing for Acetate tow and flake products, higher Sunett® sweetener volumes and favorable currency impacts (particularly related to the Euro) for the Nutrinova business. These increases were partially offset by lower Acetate flake volumes and Nutrinova’s exit of certain non-core lower margin trade business during the fourth quarter of 2006. The decrease in flake volumes was due primarily to the shift in production of flake to our China ventures. Higher Sunett® sweetener volumes reflected the continued growth in the global beverage and confectionary markets.

Operating profit was $1 million lower for the three months ended September 30, 2007 and $6 million higher for the nine months ended September 30, 2007 compared to the same periods in 2006. Higher overall pricing offset increases in raw material costs during the three and nine months ended September 30, 2007. Higher overall costs were primarily due to price increases in wood pulp, acetyls (used as raw materials in flake production) and flake as well as expenses associated with the continued integration of APL. Other (charges) gains, net during the nine months ended September 30, 2007 includes $3 million of deferred compensation plan expenses and $5 million of other restructuring charges.

Earnings from continuing operations before tax and minority interests increased 3% and 15%, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increases were driven principally by the changes in operating profit discussed above and an increase of $17 million in dividends received from our China ventures during the nine months ended September 30, 2007 compared to the same period in 2006.

Industrial Specialties

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	314	335	(21)	1,015	972	43
Net sales variance:
Volume	(11)%			0%
Price	3%			1%
Currency	4%			4%
Other	(2)%			(1)%
Operating profit (loss)	(9)	17	(26)	2	35	(33)
Operating margin	(2.9)%	5.1%		0.2%	3.6%
Other (charges) gains, net	(7)	—	(7)	(26)	(11)	(15)
Earnings (loss) from continuing operations before tax and minority interests	(9)	17	(26)	2	34	(32)
Depreciation and amortization	13	16	(3)	43	45	(2)

Our Industrial Specialties segment includes our Emulsions, PVOH and AT Plastics businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate/ethylene emulsions and is the recognized authority on environmentally-friendly low volatile organic compounds technology. Our PVOH business is also a global leader which produces and sells a broad portfolio of performance chemicals engineered to satisfy particular customer requirements. Our emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. AT Plastics offers a complete line of low density polyethylene and specialty, ethylene vinyl acetate resins and compounds. Our products are used in many applications including flexible packaging, lamination products, hot melt adhesive, medical tubing and automotive parts.

Industrial Specialties’ net sales decreased by 6% to $314 million during the three months ended September 30, 2007 compared to the same period in 2006. Net sales for the nine months ended September 30, 2007 increased by 4% to $1,015 million compared to the same period in 2006. The decrease in net sales during the three months ended September 30, 2007 was primarily driven by an 11% decrease in volumes partially offset by higher pricing and favorable currency impacts (particularly related to the Euro). Lower volumes were primarily driven by the tight supply of VAM, a major raw material used in the production of emulsions products. This was a result of the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility and other global planned and unplanned production outages in the chemical industry during the three and nine months ended September 30, 2007. Higher overall pricing, particularly in our emulsions and PVOH products, and favorable currency impacts (particularly related to the Euro) of 4% contributed to the increase in net sales for the nine months ended September 30, 2007. The absence of the net sales from the divested AT Plastics’ Films business in the third quarter of 2007 also contributed to the decrease in net sales during the three and nine months ended September 30, 2007.

Operating profit decreased by $26 million and $33 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 primarily as a result of lower volumes and an increase in Other (charges) gains, net. Other (charges) gains, net for the nine months ended September 30, 2007 included approximately $15 million of employee termination benefits and $3 million for an impairment of long-lived assets. These increases were a result of our plan to simplify and optimize our Emulsions and PVOH businesses to become a leader in technology and innovation and grow in both new and existing markets. Also, Other (charges) gains, net for the three and nine months ended September 30, 2007 included approximately $6 million of goodwill impairment.

Additionally, operating profit decreased by approximately $7 million during the three and nine months ended September 30, 2007 as a result of the loss on the divestiture of our AT Plastics’ Films business.

Earnings from continuing operations before tax and minority interests decreased by $26 million and $32 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, principally driven by lower operating profits.

Acetyl Intermediates

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2007	2006	in $	2007	2006	in $
	(Unaudited)
	(In $ millions)

Net sales	859	872	(13)	2,532	2,520	12
Net sales variance:
Volume	(15)%			(10)%
Price	11%			7%
Currency	3%			3%
Other	0%			0%
Operating profit	117	126	(9)	340	349	(9)
Operating margin	13.6%	14.4%		13.4%	13.8%
Other (charges) gains, net	(2)	—	(2)	(15)	—	(15)
Earnings from continuing operations before tax and minority interests	145	144	1	391	389	2
Depreciation and amortization	31	23	8	81	78	3

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Acetyl Intermediates’ net sales remained relatively flat for both the three and nine months ended September 30, 2007 compared to the same periods in 2006. Pricing increases and favorable currency impacts (particularly related to the Euro) during the three months ended September 30, 2007 were more than offset by lower volumes. Tight supply of acetyl products caused by global planned and unplanned production outages in the industry and higher methanol and ethylene prices were the drivers of the price increases. Lower volumes for the three and nine months ended September 30, 2007 were the result of lower product availability due to the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. However, the decrease in volumes from the Clear Lake, Texas facility was partially offset by the successful startup of our acetic acid plant in Nanjing, China and externally procured product.

Operating profit decreased 7% to $117 million and 3% to $340 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, principally driven by lower volumes resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility and overall higher raw material costs. In addition, to alleviate the temporary unplanned outage, the Acetyl Intermediates segment procured finished product from third parties which significantly increased cost for the periods presented. Additionally, an increase in Other (charges) gains, net of $2 million and $15 million for the three and nine months ended September 30, 2007, respectively, also contributed to the decrease in operating profit. Other (charges) gains, net for the three and nine months ended September 30, 2007 included $2 million of expenses related to additional depreciation expense associated with the pending sale of our Pampa, Texas facility and the nine months ended September 30, 2007 included $10 million for deferred compensation plan expenses.

Earnings from continuing operations before tax and minority interests increased 1% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Higher dividend income from our cost investments more than offset the lower operating profits. Dividend income from cost investments increased by $10 million and $19 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and the captive insurance companies.

Net sales remained relatively flat and decreased $14 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This decrease for the nine months ended September 30, 2007 was principally driven by the decrease in third party revenues from our captive insurance companies. We expect this trend in third party revenues from our captive insurance companies to continue.

The operating loss for Other Activities decreased $13 million for the three months ended September 30, 2007 and increased $7 million for the nine months ended September 30, 2007 compared to the same periods in 2006. The improvement in operating loss for the three months ended September 30, 2007 was due primarily to the absences of $5 million long-term incentive plan expenses and a $4 million accrual reversal related to a plant relocation. The increase in operating loss for the nine months ended September 30, 2007 was principally driven by an increase in Other (charges) gains, net more than offsetting a decrease in Selling, general and administrative expenses. Other (charges) gains, net increased primarily due to $59 million of deferred compensation plan costs expensed during the second quarter of 2007. Selling, general and administrative expenses decreased for the nine months ended September 30, 2007 primarily due to the absences of executive severance and legal costs associated with the Squeeze-Out of $23 million, long-term incentive plan expenses of $15 million and a $4 million accrual reversal related to a plant relocation.

Loss from continuing operations before tax and minority interests decreased $2 million to $94 million for the three months ended September 30, 2007 and increased $251 million to $575 million for the nine months ended September 30, 2007 compared to the same periods in 2006. The significant increase in loss from continuing operations before tax and minority interests was primarily driven by higher refinancing expenses incurred in 2007, partially offset by lower interest expense. During the nine months ended September 30, 2007, we incurred $256 million of refinancing expenses associated with the April 2, 2007 debt refinancing. Interest expense decreased $10 million and $21 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily related to lower interest rates on the new senior credit agreement compared to the interest rates on the senior discount notes and senior subordinated notes, which were repaid in April 2007 in conjunction with the debt refinancing. In addition, during the three and nine months ended September 30, 2007, we incurred approximately $17 million and $26 million, respectively, of mark-to-market loss on the cross currency swap and the Euro denominated term loan that had been used as a hedge of our net investment in European subsidiaries.

Liquidity and Capital Resources

Our primary source of liquidity will continue to be cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have availability under our credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations. We believe we will have available resources to meet our liquidity requirements, including debt service, for the remainder of the year and for the subsequent twelve months. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings under our lines of credit, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

Cash Flows

Cash and cash equivalents as of September 30, 2007 were $531 million, which was a decrease of $260 million from December 31, 2006. See below for details of the decrease.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $279 million for the nine months ended September 30, 2007 compared with $444 million for the nine months ended September 30, 2006. The decrease in operating cash flows was primarily due to cash used in discontinued operations and an increase in cash used from operating assets and liabilities. The cash used in discontinued operations of $92 million relates primarily to working capital changes of the oxo and derivatives businesses and the shut down of our Edmonton, Canada methanol facility during the second quarter of 2007. The changes in operating assets and liabilities were driven primarily by lower trade receivables offset by lower trade payables compared to 2006. The lower trade receivables were driven by higher net sales offset by the timing of cash receipts. The lower trade payables resulted from the timing of payments.

Net Cash Used in Investing Activities

Net cash from investing activities increased to a cash inflow of $196 million for the nine months ended September 30, 2007 compared to a cash outflow of $222 million for the same period in 2006. The increase in cash inflow was primarily due to the proceeds from the sale of our oxo products and derivatives businesses partially offset by the cash outflow for the APL acquisition. During the nine months ended September 30, 2006, we increased restricted cash by $42 million related to the anticipated payment to minority shareholders for their remaining CAG shares. During the nine months ended September 30, 2007, as a result of the completion of the Squeeze-Out (see Note 4 of the unaudited interim consolidated financial statements) and the payment to minority shareholders for their remaining CAG shares, restricted cash decreased $46 million.

Our capital expenditures were $217 million and $171 million for the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures in 2007 and 2006 included costs for the expansion of our Nanjing, China site into an integrated chemical complex. Capital expenditures are expected to be approximately $280 million for 2007.

Net Cash Used in Financing Activities

Net cash from financing activities was a cash outflow of $760 million for the nine months ended September 30, 2007 compared to a cash outflow of $109 million for the same period in 2006. The decrease primarily relates to the repurchase of shares of our Series A common stock and the debt refinancing as discussed in Notes 11 and 8 of the unaudited interim consolidated financial statements, respectively. This decrease was partially offset by $51 million of proceeds received from the exercise of stock options. Primarily as a result of the debt refinancing, we incurred a net cash outflow of $142 million related to repayments of our debt during the nine months ended September 30, 2007. In addition, our net cash outlay for various refinancing expenses was approximately $240 million during the nine months ended September 30, 2007. Furthermore, we paid a total of $403 million to repurchase shares of our Series A common stock during the nine months ended September 30, 2007.

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

Debt and Capital

Holders of the preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available, cash dividends at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. As of September 30, 2007, the dividend is expected to result in an annual payment of approximately $10 million. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.25 shares of our Series A common stock, subject to adjustments, per $25.00 liquidation preference of the preferred stock. During the nine months ended September 30, 2007 and 2006, we paid $7 million and $8 million, respectively, of cash dividends on our preferred stock. On October 4, 2007, we declared a $3 million cash dividend on our convertible perpetual preferred stock, which will be paid on November 1, 2007.

In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our Board of Directors in its sole discretion determines otherwise. During the nine months ended September 30, 2007 and 2006, we paid $19 million of cash dividends in each period on our Series A common stock and on October 4, 2007, we declared a $6 million cash dividend which will be paid on November 1, 2007. Based upon the number of outstanding shares as of September 30, 2007, the annual cash dividend payment is approximately $24 million.

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

On May 14, 2007, the Original Shareholders sold their remaining 22,106,597 shares of Series A common stock in a registered public secondary offering pursuant to the universal shelf registration statement on Form S-3, filed with the SEC on May 9, 2006. We did not receive any of the proceeds from the offering. We incurred and expensed less than $1 million of fees related to this transaction. As of September 30, 2007, the Original Shareholders ownership interest in our Company was 0%.

As of September 30, 2007, we had total debt of $3,495 million compared to $3,498 million as of December 31, 2006. We were in compliance with all of the financial covenants related to our debt agreements as of September 30, 2007.

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

Debt Refinancing

In March 2007, we announced a comprehensive recapitalization plan to refinance our debt and repurchase outstanding shares of our Series A common stock. On April 2, 2007, we, through certain of our subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of U.S. dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for U.S. dollars) or EURIBOR

(for Euros), as applicable, or, for U.S. dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly commencing in July 2007. The remaining principal amount of the term loans will be due on April 2, 2014.

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

As a result of the refinancing, we incurred $207 million of premiums paid on early redemption of debt which is included in Refinancing expenses on the accompanying unaudited interim consolidated statements of operations for the nine months ended September 30, 2007. In addition, we expensed $33 million of unamortized deferred financing costs and premiums related to the former $2,454 million senior credit facility, Senior Discount Notes and Senior Subordinated Notes and $16 million of debt issuance and other refinancing expenses.

In connection with the refinancing, we recorded deferred financing costs of $39 million related to the new senior credit agreement, which are included in long-term Other assets on the accompanying unaudited consolidated balance sheet as of September 30, 2007 and are being amortized over the term of the new senior credit agreement. The deferred financing costs consist of $23 million of costs incurred to acquire the new senior credit facility and $16 million of debt issue costs existing prior to the refinancing which were retained and are being amortized over the term of the new senior credit agreement. As a result of the refinancing, we incurred, for the period April 2007 to July 2007, approximately $26 million of mark-to-market loss on the cross currency swap and the Euro denominated term loan that had been used as a hedge of our net investment in our European subsidiaries. We designated the net investment hedge as such during July 2007.

As of September 30, 2007, there were $128 million of letters of credit issued under the credit-linked revolving facility and $100 million remained available for borrowing. As of September 30, 2007, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $650 million remained available for borrowing.

Contractual Debt Obligations.  The following table sets forth our fixed contractual debt obligations as of September 30, 2007:

		Remaining	2008-	2010-	2012 and
Fixed Contractual Debt Obligations	Total	2007	2009	2011	Thereafter
	(In $ millions)

Term loan facility	2,840	7	57	57	2,719
Interest payments on debt(1)	1,723	61	469	447	746
Other debt(2)	657	191	79	81	306

Total fixed contractual debt obligations	5,220	259	605	585	3,771

(1)	For future interest expense, we assumed no change in variable rates. See Note 8 of the unaudited interim consolidated financial statements for the applicable interest rates.

(2)	Does not include a $2 million reduction due to purchase accounting.

Other Contractual Obligations

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an amendment of FASB Statement No. 109 (“FIN No. 48”), on January 1, 2007. The timing of future payments of the uncertain tax positions of $210 million is uncertain. However, we reasonably expect to pay approximately $10 million of the liability for uncertain tax positions over the next twelve months. See Note 15 of the unaudited interim consolidated financial statements for further discussion.

Purchases of Treasury Stock

In conjunction with the debt refinancing discussed above, we, through our wholly-owned subsidiary Celanese International Holdings Luxembourg S.à r.l. (“CIH”), repurchased 2,021,775 shares of our outstanding Series A common stock in a modified “Dutch Auction” tender offer from public shareholders, which expired on April 3, 2007, at a purchase price of $30.50 per share. The total price paid for these shares was approximately $62 million. The number of shares purchased in the tender offer represented approximately 1.3% of our outstanding Series A common stock at that time. We also separately purchased, through CIH, 329,011 shares of Series A common stock at $30.50 per share from the investment funds associated with The Blackstone Group L.P. The total price paid for these shares was approximately $10 million. The number of shares purchased from Blackstone represented approximately 0.2% of our outstanding Series A common stock at that time.

Additionally, on June 4, 2007, our Board of Directors authorized the repurchase of up to $330 million of our Series A common stock. During the nine months ended September 30, 2007, we repurchased 8,487,700 shares of our Series A common stock at an average purchase price of $38.88 per share for a total of approximately $330 million pursuant to this authorization. We completed purchasing shares under this authorization during July 2007.

These purchases reduced the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ equity.

Deferred compensation

In May 2007, the Original Shareholders sold their remaining equity interest in our Company (see Note 11 of the unaudited interim consolidated financial statements for additional information) triggering an Exit Event, as defined in Note 14 of the unaudited interim consolidated financial statements. Cash compensation of $74 million, representing the participants’ 2005 and 2006 contingent benefits, was paid to the participants during the nine months ended September 30, 2007. See Note 14 of the unaudited interim consolidated financial statements for additional information.

On April 2, 2007, certain participants in our deferred compensation plan elected to participate in a revised program, which included both cash awards and restricted stock units. Under the revised program, participants relinquished their cash awards of up to $30 million that would have contingently accrued from 2007-2009 under the original plan. See additional discussion of the revised program in Note 14 of the unaudited interim consolidated financial statements. Based on current participation in the revised program, the award, which will be expensed between April 2, 2007 and December 31, 2010, aggregates to approximately $27 million plus notional earnings. We expensed approximately $2 million and $4 million, respectively, during the three and nine months ended September 30, 2007 related to the revised program.

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

In addition, we granted 26,070 RSUs to our non-management Board of Directors. During the second quarter of 2007, two directors resigned from the board and forfeited a total of 5,214 RSUs. During the three months ended September 30, 2007, we granted 2,126 RSUs to a newly appointed member of the Board of Directors. The Director RSUs will vest on April 26, 2008.

During the three and nine months ended September 30, 2007, we recorded compensation expense associated with all RSUs of less than $1 million and $3 million, respectively. See additional discussion on all RSUs issued in Note 14 of the unaudited interim consolidated financial statements.

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

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004 and cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. Our subsidiaries, CIH, formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, we may not have sufficient funds for payments on our indebtedness when due. We have not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect.

Pension and Other Benefits

As a result of the sale of the oxo products and derivatives businesses in February 2007 (see Note 4 of the unaudited interim consolidated financial statements), there was a reduction of approximately 1,076 employees triggering a settlement and remeasurement of the affected pension plans due to certain changes in actuarial valuation assumptions. The settlement and remeasurement resulted in a net increase in the projected benefit obligation of $44 million with an offset to Accumulated other comprehensive income (loss), net (net of tax of $1 million) and a settlement gain of $11 million (included in Gain on disposal of discontinued operations) for the pension plan during the nine months ended September 30, 2007.

During the second quarter of 2007, we finalized the shutdown of our Edmonton, Canada methanol operations. This resulted in the reduction of approximately 175 employees triggering a final settlement gain of less than $1 million during the nine months ended September 30, 2007. The settlement and remeasurement resulted in a net decrease in the projected benefit obligation of approximately $3 million. The final cash payout due was approximately CDN $30 million ($29 million) and was paid during the three months ended September 30, 2007.

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

On January 1, 2007, we adopted the provisions of FIN 48. FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more-likely-than-not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. See Note 15 of the unaudited interim consolidated financial statements for additional discussion of the FIN 48 impact.

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

Interest Rate and Foreign Currency Risk Management

We may enter into interest rate swap agreements to reduce the exposure of interest rate risk inherent in our outstanding debt by locking in borrowing rates to achieve a desired level of fixed/floating rate debt depending on market conditions. At December 31, 2006, we had an outstanding interest rate swap with a notional amount of $300 million. On March 19, 2007, in anticipation of the April 2, 2007 debt refinancing, we entered into various U.S. dollar and Euro interest rate swaps, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million. The notional amount of the U.S. dollar swaps will reduce over time according to an amortization schedule while the notional amount of the Euro swap will remain at its original level throughout the term of the swap. The interest rate swaps have been designated as effective hedges of our variable rate debt under SFAS No. 133 and qualify for hedge accounting. In March 2007, in connection with the April 2, 2007 debt refinancing, we terminated our previously outstanding interest rate swap. As of September 30, 2007, we had approximately $2.3 billion, €519 million and CNY1.1 billion of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves us approximately $703 million, €369 million and CNY1.1 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $14 million.

As a result of the refinancing, we incurred, for the period April 2007 to July 2007, approximately $26 million of mark-to-market loss on the cross currency swap and the Euro denominated term loan that had been used as a hedge of our net investment in our European subsidiaries. We designated the net investment hedge as such during July 2007.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2007, we continued to refine our new SAP consolidation system for our financial reporting, which was implemented during the second quarter of 2007. This implementation has involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed. At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we believe, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. See also Note 12 to the unaudited interim consolidated financial statements for a discussion of legal proceedings.

There have been no material revisions to the “legal proceedings” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2006 with the SEC on February 21, 2007.

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same. On April 2, 2007, we, through certain of our subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of U.S. dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for U.S. dollars) or EURIBOR (for Euros), as applicable, or, for U.S. dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly, commencing in July 2007. The remaining principal amount of the term loans will be due on April 2, 2014.

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

If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same. As of September 30, 2007, we had approximately $2.3 billion, €519 million and CNY1.1 billion of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves us approximately $703 million, €369 million and CNY1.1 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $14 million. There can be no assurance that interest rates will not rise significantly in the future. Such an increase could have an adverse impact on our future results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended September 30, 2007:

Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program

July 1 — July 31, 2007(1)	3,565,100	$40.63	3,565,100	—
August 1 — August 31, 2007	—	—	—	—
September 1 — September 30, 2007	—	—	—	—

Total	3,565,100		3,565,100	$—

(1)	On June 4, 2007, we publicly announced that our Board of Directors had authorized us to repurchase up to $330 million of our Series A common stock by means of open market purchases. During July 2007, we completed purchasing shares pursuant to this authorization (see Note 11 of the unaudited interim consolidated financial statements for further information).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
3.2	Amended and Restated By-laws, effective as of February 8, 2007 (incorporated by reference to Exhibit 3.2 to the Form 10-K filed with the SEC on February 21, 2007).
3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
10.1	Amended and Restated Employment Agreement, dated as of July 26, 2007 between Celanese Corporation and John J. Gallagher III (filed herewith).
10.2	Second Amendment to Purchase Agreement effective as of July 1, 2007 by and among Advent Oxea Cayman Ltd., Oxea Corporation, Oxea Holdings GmbH, Oxea Deutschland GmbH, Oxea Bishop, LLC, Oxea Japan KK, Oxea UK Ltd., Celanese Ltd., and Celanese Chemicals Europe GmbH (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: October 24, 2007

By:	/s/ Steven M. Sterin
Name:     Steven M. Sterin

Title:	Senior Vice President and Chief Financial Officer

Date: October 24, 2007