Form 10-K
period 2007-12-31
Celanese CORP
filed 2008-02-29
CIK 1306830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-32410
(Commission File Number)

CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0420726 (I.R.S. Employer Identification No.)

1601 West LBJ Freeway, Dallas, TX (Address of Principal Executive Offices)	75234-6034 (Zip Code)
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

Large Accelerated Filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2007 (the last business day of the registrants’ most recently completed second fiscal quarter) was $5,872,607,340.

The number of outstanding shares of the registrant’s Series A Common Stock, $0.0001 par value, as of February 20, 2008 was 152,334,614.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of registrants’ Definitive Proxy Statement for 2008 are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

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

Basis of Presentation

In this Annual Report on Form 10-K, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company,” “we,” “our” and “us” refer to Celanese and its subsidiaries on a consolidated basis. The term “Celanese US” refers to our subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, formerly known as BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The term “Advisor” refers to Blackstone Management Partners, an affiliate of The Blackstone Group. The term “CAG” refers to Celanese GmbH, formerly known as Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments. With respect to shareholder and similar matters where the context indicates, “CAG” only refers to Celanese GmbH.

Overview

Celanese Corporation was formed in 2004 when the Original Shareholders purchased 84% of the ordinary shares of Celanese GmbH, formerly known as Celanese AG, a diversified German chemical company. Celanese Corporation was incorporated in 2005 under the laws of the state of Delaware and its shares are traded on the New York Stock Exchange under the symbol “CE”. During the period from 2005-2007, Celanese Corporation purchased the remaining 16% interest in Celanese GmbH. As of December 31, 2007, the Original Shareholders have no remaining ownership interest in Celanese GmbH or our Company. For further information, see Notes 2 and 18 to the consolidated financial statements.

We are a leading global integrated producer of chemicals and advanced materials. We are one of the world’s largest producers of acetyl products, which are intermediate chemicals for nearly all major industries, as well as a leading global producer of high performance engineered polymers that are used in a variety of high-value end-use applications. As an industry leader, we hold geographically balanced global positions and participate in diversified end-use markets. Our operations are primarily located in North America, Europe and Asia. We combine a demonstrated track record of execution, strong performance built on shared principles and objectives, and a clear focus on growth and value creation.

Our large and diverse global customer base primarily consists of major companies in a broad array of industries. For the year ended December 31, 2007, approximately 29% of our net sales were to customers located in North America, 43% to customers in Europe and Africa and 28% to customers in Asia and the rest of the world.

Market Industry

This document includes industry data and forecasts that we have prepared based, in part, upon industry data and forecasts obtained from industry publications and surveys and internal company surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. The statements regarding Celanese’s market position in this document are based on information derived from the 2006 Stanford Research Institute International Chemical Economics Handbook, CMAI 2004 World Methanol Analysis, Tecnon Orbichem Acetic Acid and Vinyl Acetate World Survey third quarter 2007 report and from Kline and Co.

Segment Overview

During 2007, we revised our reportable segments to reflect a change in how the Company is managed. This change was made to drive strategic growth and to group businesses with similar dynamics and growth opportunities. We also changed our internal transfer pricing methodology to generally reflect market-based pricing which we believe will make our results more comparable to our peer companies. The revised segments are Advanced Engineered Materials, Consumer Specialties, Industrial Specialties, Acetyl Intermediates and Other Activities. We have restated our reportable segments for all prior periods presented to conform to the 2007 presentation. For further details on our business segments, see Note 26 to the consolidated financial statements. The table below illustrates each segment’s net sales to external customers for the year ended December 31, 2007, as well as each segment’s major products and end-use markets.

Advanced
	Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates

2007 Net Sales(1)	$1,030 million	$1,111 million	$1,346 million	$2,955 million

Key Products
• Polyacetal products (“POM”)
• Ultra-high molecular weight polyethylene (“GUR”)
• Liquid crystal polymers (Vectra)
• Polyphenylene sulfide (“PPS”) (Fortron)
• Polybutylene terephthalate (“PBT”)
• Polyester engineering resins
• Long fiber reinforced thermoplastics
		• Acetate tow • Sunett® sweetener • Sorbates	• Polyvinyl alcohol (“PVOH”) • Emulsions • Low-density polyethylene resins • Ethylene vinyl acetate (“EVA”) resins and compounds	• Acetic acid • Vinyl acetate monomer (“VAM”) • Acetic anhydride • Acetate esters • Carboxylic acids • Amines • Polyvinyl acetate

Major End-Use Markets	• Fuel system components • Conveyor belts • Battery separators • Electronics • Seat belt mechanisms • Other automotive • Appliances and electronics • Filtrations • Coatings • Medical • Telecommunications	• Filter products • Beverages • Confections • Baked goods • Pharmaceuticals	• Paints • Coatings • Adhesives • Building products • Glass fibers • Textiles • Paper • Flexible packaging • Lamination products • Medical tubing • Automotive parts	• Paints • Coatings • Adhesives • Lubricants • Detergents • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Esters • Solvents

(1)	Consolidated net sales of $6,444 million for the year ended December 31, 2007 also includes $2 million in net sales from Other Activities, which is attributable to our captive insurance companies. Acetyl Intermediates’ net sales exclude inter-segment sales of $660 million for the year ended December 31, 2007.

Advanced Engineered Materials

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications. Together with our strategic affiliates, we are a leading participant in the global technical polymers business. The primary products of Advanced Engineered Materials are POM and GUR. POM is used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

Consumer Specialties

Our Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses. Our Acetate Products business primarily produces and supplies acetate tow and acetate flake, which is used in the production of filter products. The successful completion of the acquisition of Acetate Products Limited, a subsidiary of Corsadi B.V., on January 31, 2007, further increases our global position and enhances our ability to serve our customers. Our Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Industrial Specialties

Our Industrial Specialties segment includes the Emulsions, PVOH and AT Plastics businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate/ethylene emulsions, and is a recognized leader in environmentally-friendly low-volatile organic compounds technology. Also a global leader, our PVOH business produces and sells a broad portfolio of performance chemicals engineered to meet specific customer requirements. Our emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. AT Plastics offers a complete line of low-density polyethylene and specialty, ethylene vinyl acetate resins and compounds. Our products are used in many applications including flexible packaging, lamination products, hot melt adhesive, medical tubing and automotive parts.

Acetyl Intermediates

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. Acetic acid is a key intermediate chemical used in the production of VAM, purified terephthalic acid and acetic anhydride. VAM is a key intermediate chemical used in emulsions, polyvinyl alcohol, and other acetyl derivatives. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Competitive Strengths

We benefit from a number of competitive strengths, including the following:

Leading Market Positions

We believe that we are a leading global integrated producer of acetyls, cellulose acetate and vinyl emulsion products. Advanced Engineered Materials and our ventures, Polyplastics Co. Ltd. (“Polyplastics”) and Korea Engineering Plastics Co., Ltd. (“KEPCO”), are leading producers and suppliers of engineered polymers in North America, Europe and the Asia/Pacific region. Our leadership positions are based on our large share of global production capacity, operating efficiencies, proprietary technology and competitive cost structures in our major products.

Proprietary Production Technology and Operating Expertise

Our production of acetyl products employs industry-leading proprietary and licensed technologies, including our proprietary AOPlus technology for the production of acetic acid and VAntage and VAntage Plus vinyl acetate monomer technology. AOPlus enables plant capacity to be increased with minimal investment, while VAntage and VAntage Plus enable significant increases in production efficiencies, lower operating costs and increases in capacity at ten to fifteen percent of the cost of building a new plant.

Low Cost Producer

Our competitive cost structures are based on production and purchasing economies of scale, vertical integration, technical expertise and the use of advanced technologies.

Global Reach

We operate thirty-six production facilities throughout the world. The ventures in which we participate operate nine additional facilities. Our infrastructure of manufacturing plants, terminals and sales offices provides us with a competitive advantage in anticipating and meeting the needs of our global and local customers in well-established and growing markets, while our geographic diversity reduces the potential impact of volatility in any individual country or region. We have a strong, growing presence in Asia, particularly in China, and we have defined a strategy to continue this growth. For more information regarding our financial information with respect to our geographic areas, see Note 26 to the consolidated financial statements.

Strategic Investments

Our strategic investments, including our ventures, have enabled us to gain access, minimize costs and accelerate growth in new markets, while also generating significant cash flow and earnings. Our equity investments and cost investments represent an important component of our growth strategy. See Note 9 to the consolidated financial statements and “Investments” commencing on page 14 of Item 1 for additional information on our equity and cost investments.

Diversified Products and End-Use Markets

We offer our customers a broad range of products in a wide variety of end-use markets. For example, we participate in paints and coatings, textiles, automotive applications, consumer and medical applications, performance industrial applications, filter media, paper and packaging, chemical additives, construction, consumer and industrial adhesives, and food and beverage applications. This product and market diversity reduces the potential impact of volatility in any individual market segment.

Business Strategies

Our strategic foundation is based on the following four pillars which are focused on increasing operating cash flows, improving profitability, delivering high return on investments and creating shareholder value:

Focus

We participate in businesses where we have a sustainable competitive advantage. We continue to optimize our business portfolio in order to achieve market, cost and technology leadership while expanding our product mix into higher value-added products.

Investment

We leverage and build on advantaged positions that optimize our portfolio. In order to increase our competitive advantage, we have invested in our core group of businesses through acquisitions in our Acetyls, Emulsions and Acetate businesses; growth in Asia bolstered by our new integrated chemical complex in Nanjing, China; and new applications of our advanced engineered polymers products.

Growth

We aggressively align with our customers and their markets to capture growth. We are quickly expanding in Asia, the fastest-growing region in the world, in order to meet increasing demand for our products. As part of our growth strategy, we also continue to develop new products and industry-leading production technologies that deliver value-added solutions for our customers.

Redeployment

We divest non-core assets and revitalize underperforming businesses. We have divested or exited businesses where we no longer have a competitive advantage. We also continue to make key strategic decisions to revitalize businesses that have significant potential for improved performance and enhanced efficiency.

Underlying all of these strategies is a culture of execution and productivity. We continually seek ways to reduce costs, increase productivity and improve process technology. Our commitment to operational excellence is an integral part of our strategy to maintain our cost advantage and productivity leadership.

Business Segments

Advanced Engineered Materials

The Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high-performance technical polymers. See Item 1. Business — Segment Overview for discussion of key products and major end-use markets.

Advanced Engineered Materials’ technical polymers have chemical and physical properties enabling them, among other things, to withstand extreme temperatures, resist chemical reactions with solvents and withstand fracturing or stretching. These products are used in a wide range of performance-demanding applications in the automotive and electronics sectors as well as in other consumer and industrial goods. Demand for high-performance polymers is expected to grow approximately 5% to 6% per year.

Advanced Engineered Materials works in concert with its customers to enable innovations and develop new or enhanced products. Advanced Engineered Materials focuses its efforts on developing new markets and applications for its product lines, often developing custom formulations to satisfy the technical and processing requirements of a customer’s applications. For example, Advanced Engineered Materials has collaborated with fuel system suppliers to develop an acetal copolymer with the chemical and impact resistance necessary to withstand exposure to hot diesel fuels in the new generation of common rail diesel engines. The product can also be used in automotive fuel sender units where it remains stable at the high operating temperatures present in direct-injection diesel engines or meet the requirements of the new generation of bio fuels.

Advanced Engineered Materials’ customer base consists primarily of a large number of plastic molders and component suppliers, which are often the primary suppliers to original equipment manufacturers (“OEM”). Advanced Engineered Materials works with these molders and component suppliers as well as directly with the OEMs to develop and improve specialized applications and systems.

Prices for most of these products, particularly specialized product grades for targeted applications, generally reflect the value added in complex polymer chemistry, precision formulation and compounding, and the extensive application development services provided. These specialized product lines are not susceptible to cyclical swings in pricing.

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

The primary raw material for POM is formaldehyde, which is manufactured from methanol. Advanced Engineered Materials currently purchases formaldehyde in the United States from our Acetyl Intermediates segment and, in Europe, manufactures formaldehyde from purchased methanol.

GUR is an engineered material used in heavy-duty automotive and industrial applications such as car battery separator panels and industrial conveyor belts, as well as in specialty medical and consumer applications, such as sports equipment and prostheses. GUR micro powder grades are used for high-performance filters, membranes, diagnostic devices, coatings and additives for thermoplastics and elastomers. GUR fibers are also used in protective ballistic applications.

Celstran and Compel are long fiber reinforced thermoplastics, which impart extra strength and stiffness, making them more suitable for larger parts than conventional thermoplastics.

Polyesters such as Celanex PBT, Vandar, a series of PBT-polyester blends and Riteflex, a thermoplastic polyester elastomer, are used in a wide variety of automotive, electrical and consumer applications, including ignition system parts, radiator grilles, electrical switches, appliance and sensor housings, LEDs and technical fibers. Raw materials for polyesters vary. Base monomers, such as dimethyl terephthalate and PTA, are widely available with pricing dependent on broader polyester fiber and packaging resins market conditions. Smaller volume specialty co-monomers for these products are typically supplied by a few companies.

Liquid crystal polymers (“LCP”), such as Vectra, are used in electrical and electronics applications and for precision parts with thin walls and complex shapes or on high-heat cookware application.

Fortron, a PPS product, is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance, including fuel system parts, radiator pipes and halogen lamp housings, and often replaces metal in these demanding applications. Other possible application fields include non-woven filtration devices such as coal fired power plants. Fortron is manufactured by Fortron Industries LLC, Advanced Engineered Materials’ 50-50 venture with Kureha Corporation of Japan.

Facilities

Advanced Engineered Materials has polymerization, compounding and research and technology centers in Germany, Brazil and the United States. On November 29, 2006, Advanced Engineered Materials reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate its Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. The final settlement agreement was signed on June 12, 2007. As a result of the settlement, Advanced Engineered Materials will transition its operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area by 2011. See Note 29 to the consolidated financial statements for further information.

Markets

The following table illustrates the destination of the net sales of the Advanced Engineered Materials segment by geographic region for the years ended December 31, 2007, 2006 and 2005.

Net Sales to External Customers by Destination — Advanced Engineered Materials

	Year Ended
	December 31,		December 31,		December 31,
	2007		2006		2005
		% of		% of		% of
	$	Segment	$	Segment	$	Segment
	(In millions, except percentages)

North America	388	38%	311	34%	339	38%
Europe/Africa	517	50%	500	55%	465	53%
Asia/Australia	88	8%	55	6%	44	5%
Rest of World	37	4%	49	5%	39	4%

Advanced Engineered Materials’ sales in the Asian market are made mainly through its ventures, Polyplastics, KEPCO and Fortron Industries, which are accounted for under the equity method and therefore not included in Advanced Engineered Materials’ consolidated net sales. If Advanced Engineered Materials’ portion of the sales made by these ventures were included in the chart above, the percentage of sales sold in Asia/Australia would be substantially higher. A number of Advanced Engineered Materials’ POM customers, particularly in the appliance, electrical components and certain sections of the electronics/telecommunications fields, have moved tooling and molding operations to Asia, particularly southern China. To meet the expected increased demand in this region, Polyplastics, Mitsubishi Gas Chemical Company Inc. and KEPCO agreed to form a venture which operates a world-scale 60,000 metric ton POM facility in Nantong, China.

Advanced Engineered Materials’ principal customers are consumer product manufacturers and suppliers to the automotive industries. These customers primarily produce engineered products, and Advanced Engineered Materials collaborates with its customers to assist in developing and improving specialized applications and systems. Advanced Engineered Materials has long-standing relationships with most of its major customers, but also uses distributors for its major products, as well as a number of electronic marketplaces to reach a larger customer base. For most of Advanced Engineered Materials’ product lines, contracts with customers typically have a term of one to two years. A significant swing in the economic conditions of the end markets of Advanced Engineered Materials’ principal customers could significantly affect the demand for Advanced Engineered Materials’ products.

Competition

Advanced Engineered Materials’ principal competitors include BASF AG (“BASF”), E. I. DuPont de Nemours and Company (“DuPont”), DSM N.V., Sabic Innovative Plastics and Solvay S.A. Smaller regional competitors include Asahi Kasei Corporation, Mitsubishi Gas Chemicals, Inc., Chevron Phillips Chemical Company, L.P., Braskem S.A., Lanxess AG, Teijin, Sumitomo, Inc. and Toray Industries Inc.

Consumer Specialties

The Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses. Our Acetate Products business primarily produces and supplies acetate tow and acetate flake, which is used in the production of filter products. Our Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries. See Item 1. Business — Segment Overview for discussion of key products and major end-use markets.

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

Sales of acetate tow products amounted to approximately 11%, 9% and 11% of our consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

We have an approximate 30% interest in three manufacturing ventures in China that produce acetate flake and tow. Our partner in each of the ventures is a Chinese state-owned tobacco entity. Flake expansion in China was completed in 2007. In addition, approximately 9% of our 2007 acetate tow sales were sold directly to China, the largest single market for acetate tow in the world. Tow expansions at each of the ventures were completed in 2005.

Nutrinova’s food ingredients business consists of the production and sale of high intensity sweeteners and food protection ingredients, such as sorbic acid and sorbates worldwide. Nutrinova’s food protection ingredients are mainly used in foods, beverages and personal care products. The primary raw materials for these products are ketene and crotonaldehyde. Sorbates pricing is extremely sensitive to demand and industry capacity and is not necessarily dependent on the prices of raw materials.

Acesulfame potassium, a high intensity sweetener marketed under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® pricing for targeted applications reflects the value added by Nutrinova, through technical services and consistent product quality. Nutrinova’s strategy is to be the most reliable and highest quality producer of this product, to develop new product applications and expand into new markets. Nutrinova maintains a strict patent enforcement strategy, which has resulted in favorable outcomes in a number of patent infringement matters in Europe and the United States.

Facilities

Acetate Products has production sites in the United States, Mexico, the United Kingdom and Belgium, and participates in three manufacturing ventures in China. We shut down our Edmonton flake facility during the second quarter of 2007.

In January 2007, we acquired Acetate Products Limited, a manufacturer of cellulose acetate flake, tow and film, located in the United Kingdom. See Note 5 to the consolidated financial statements for further information.

Nutrinova has production facilities in Germany, as well as sales and distribution facilities in all major world markets.

Markets

The following table illustrates the destination of the net sales of the Consumer Specialties segment by geographic region for the years ended December 31, 2007, 2006 and 2005.

Net Sales to External Customers by Destination — Consumer Specialties

	Year Ended
	December 31,		December 31,		December 31,
	2007		2006		2005
		% of		% of		% of
	$	Segment	$	Segment	$	Segment
	(In millions, except percentages)

North America	195	18%	198	23%	184	22%
Europe/Africa	426	38%	248	28%	283	34%
Asia/Australia	435	39%	393	45%	343	41%
Rest of World	55	5%	37	4%	29	3%

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

Competition

Acetate Products’ principal competitors include Daicel Chemical Industries Ltd. (“Daicel”), Eastman Chemical Corporation (“Eastman”) and Rhodia S.A.

The principal competitors for Nutrinova’s Sunett® sweetener are Holland Sweetener Company, The NutraSweet Company, Ajinomoto Co., Inc., Tate & Lyle PLC and several Chinese manufacturers. In sorbates, Nutrinova competes with Nantong AA, Daicel, Yu Yao/Ningbo, Yancheng AmeriPac and other Chinese manufacturers of sorbates.

Industrial Specialties

Our Industrial Specialties segment includes the Emulsions, PVOH and AT Plastics businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate/ethylene emulsions and is the recognized leader in environmentally-friendly low-volatile organic compounds technology for paint in Europe. Also a global leader, our PVOH business produces and sells a broad portfolio of performance PVOH chemicals engineered to meet specific customer requirements. AT Plastics offers a complete line of low-density polyethylene and specialty, ethylene vinyl acetate copolymers. See Item 1. Business — Segment Overview for discussion of key products and major end-use markets.

Business Lines

The products in our Emulsions business include conventional vinyl and acrylate based emulsions and high-pressure vinyl acetate ethylene emulsions. Emulsions are made from VAM, acrylate esters and styrene. Celanese Emulsions is the leading producer of polyvinyl acetate and vinyl acetate ethylene emulsions in Europe. They are a key component of water-based surface coatings, adhesives, non-woven textiles, glass fiber and other applications.

Sales from the Emulsions business amounted to approximately 14% of our consolidated net sales for each of the years ended December 31, 2007, 2006 and 2005, respectively.

PVOH is used in adhesives, building products, paper coatings, films and textiles. The primary raw material to produce PVOH is VAM, while acetic acid is produced as a by-product. Products are sold on a global basis and prices vary depending on industry segment and end-use application. According to industry sources on PVOH, we are the largest North American producer of PVOH and the third largest producer in the world.

AT Plastics produces EVA copolymers that are used in the manufacture of hot melt adhesives, automotive carpeting, lamination film products, flexible packaging films, medical tubing and photovoltaic cells. EVA copolymers are produced in high-pressure reactors from ethylene and VAM.

Facilities

Emulsions has production sites in the United States, Canada, China, Spain, Sweden, Slovenia, the United Kingdom, the Netherlands and Germany.

PVOH has production sites in the United States and Spain along with sales and distribution facilities in Europe, Asia and Latin America. We shutdown our Roussillon, France facility during the fourth quarter of 2007.

AT Plastics has a production facility in Edmonton, Alberta Canada.

Markets

The following table illustrates the destination of the net sales of the Industrial Specialties segment by geographic region for years ended December 31, 2007, 2006 and 2005.

Net Sales to External Customers by Destination — Industrial Specialties

	Year Ended
	December 31,		December 31,		December 31,
	2007		2006		2005
		% of		% of		% of
	$	Segment	$	Segment	$-	Segment
	(In millions, except percentages)

North America	583	43%	605	47%	446	42%
Europe/Africa	674	50%	600	47%	559	53%
Asia/Australia	68	5%	58	5%	42	4%
Rest of World	21	2%	18	1%	14	1%

Emulsions are sold to a diverse group of regional and multinational customers. Customers for emulsions are manufacturers of water-based paints and coatings, adhesives, paper, building and construction products, glass fiber and non-woven textiles.

PVOH is sold to a diverse group of regional and multinational customers mainly under multi-year contracts. The customers of the PVOH business line are primarily engaged in the production of adhesives, paper, films, building products and textiles.

AT Plastics sells to a diverse group of regional and multinational customers. Customers for AT Plastics are primarily engaged in the manufacture of adhesives, automotive components, packaging materials, print media and solar energy products.

Competition

Principal competitors in the Emulsions business include Air Products, The Dow Chemical Company (“Dow”), Rohm & Haas Company, BASF, Dairen, Wacker and several smaller regional manufacturers.

Principal competitors in the PVOH business include Kuraray Co., Ltd., DuPont, Chang Chun Petrochemical Co., Ltd., The Nippon Synthetic Chemical Industry Co., Ltd. and several Chinese manufacturers.

Principal competitors for the AT Plastics EVA copolymers business include DuPont, ExxonMobil Chemical, Arkema and other Asian manufacturers.

Acetyl Intermediates

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products. See Item 1. Business — Segment Overview for discussion of key products and major end-use markets.

Business Lines

Acetyls.  The acetyls business line produces:

•	Acetic acid, used to manufacture VAM, other acetyl derivatives and various other end uses, including purified terephthalic acid (“PTA”). We manufacture acetic acid for our own use, as well as for sale to third parties, including other participants in the acetyl derivatives business;

•	VAM, used in a variety of adhesives, paints, films, coatings and textiles. We manufacture VAM for our own use, as well as for sale to third parties;

•	Acetic anhydride, a raw material used in the production of cellulose acetate, detergents and pharmaceuticals. We manufacture acetic anhydride for our own use, as well as for sale to third parties; and

•	Acetaldehyde, a major feedstock for the production of polyols. Acetaldehyde is also used in other organic compounds such as pyridines, which are used in agricultural products.

Acetic acid and VAM, our basic products, are directly impacted by the global supply/demand balance for each of the products and can be described as cyclical in nature. The principal raw materials in these products are natural gas and ethylene, which we purchase from numerous sources; carbon monoxide, which we purchase under long-term contracts; methanol, which we purchase under long-term and short-term contracts; and butane, which we purchase from one supplier and can also obtain from other sources. All these raw materials, except carbon monoxide, are commodities available from a wide variety of sources.

Our production of acetyl products employs leading proprietary and licensed technologies, including our proprietary AOPlus technology for the production of acetic acid and VAntage and VAntage Plus vinyl acetate monomer technology.

Solvents and Derivatives.  The solvents and derivatives business line produces a variety of solvents, formaldehyde and other chemicals, which in turn are used in the manufacture of paints, coatings, adhesives and other products.

Many solvents and derivatives products are derived from our production of acetic acid. Primary products are:

•	Ethyl acetate, an acetate ester that is a solvent used in coatings, inks and adhesives and in the manufacture of photographic films and coated papers;

•	Butyl acetate, an acetate ester that is a solvent used in inks, pharmaceuticals and perfume;

•	Methyl ethyl ketone, a solvent used in the production of printing inks and magnetic tapes;

Formaldehyde and formaldehyde derivative products are derivatives of methanol and are made up of the following products:

•	Formaldehyde, paraformaldehyde, and formcels are primarily used to produce adhesive resins for plywood, particle board, coatings, POM engineering resins and a compound used in making polyurethane;

•	Amines such as methyl amines, monisopropynol amines and butyl amines are used in agrochemicals, herbicides and the treatment of rubber and water; and

•	Special solvents, such as crotonaldehyde, which are used by the Nutrinova business line for the production of sorbates, as well as raw materials for the fragrance and food ingredients industry.

Solvents and derivatives are commodity products characterized by cyclicality in pricing. The principal raw materials used in the solvents and derivatives business line are acetic acid, various alcohols, methanol, propylene, ethylene, and ammonia. We manufacture many of these raw materials for our own use as well as for sales to third parties, including our competitors in the solvents and derivatives business. We purchase propylene and ethylene from a variety of sources. We manufacture acetaldehyde in Europe for our own use, as well as for sale to third parties.

Sales from the acetyls products line amounted to approximately 34%, 33% and 32% of our consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Sales from the solvents and derivatives products line amounted to approximately 12%, 13% and 14% of our consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Facilities

Acetyl Intermediates has production sites in the United States, China, Mexico, Singapore, Spain, Sweden, Slovenia, the United Kingdom, the Netherlands, France and Germany. We also participate in a venture in Saudi Arabia that produces methanol and methyl tertiary-butyl ether (“MTBE”). Over the last few years, we have continued to shift our production capacity to lower cost production facilities while expanding in growth markets, such as China.

Markets

The following table illustrates net sales by destination of the Acetyl Intermediates segment by geographic region for the years ended December 31, 2007, 2006 and 2005.

Net Sales to External Customers by Destination — Acetyl Intermediates

	Year Ended
	December 31,		December 31,		December 31,
	2007		2006		2005
		% of		% of		% of
	$	Segment	$	Segment	$	Segment
	(In millions, except percentages)

North America	685	23%	685	26%	771	31%
Europe/Africa	1,183	40%	1,076	40%	811	33%
Asia/Australia	946	32%	789	29%	722	30%
Rest of World	141	5%	134	5%	147	6%

Acetyl Intermediates markets its products both directly to customers and through distributors.

Acetic acid, VAM and acetic anhydride are global businesses which have several large customers. Generally, we supply these global customers under multi-year contracts. The customers of acetic acid, VAM and acetic anhydride produce polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers, pharmaceuticals, cellulose acetate and textiles. We have long-standing relationships with most of these customers.

Solvents and derivatives are sold to a diverse group of regional and multinational customers both under multi-year contracts and on the basis of long-standing relationships. The customers of solvents and derivatives are primarily engaged in the production of paints, coatings and adhesives. We manufacture formaldehyde for our own use as well as for sale to a few regional customers that include manufacturers in the wood products and chemical derivatives industries. The sale of formaldehyde is based on both long and short term agreements. Specialty solvents and amines are sold globally to a wide variety of customers, primarily in the coatings and resins and the specialty products industries. These products serve global markets in the synthetic lubricant, agrochemical, rubber processing and other specialty chemical areas.

Competition

Our principal competitors in the Acetyl Intermediates segment include Air Products and Chemicals, Inc., Atofina S.A., BASF, Borden Chemical, Inc., British Petroleum PLC, Chang Chun Petrochemical Co., Ltd., Daicel, Dow, Eastman, DuPont, Lyondell Bassel Industries, Nippon Gohsei, Perstorp Inc., Rohm & Haas Company, Jiangsu Sopo Corporation (Group) Ltd., Showa Denko K.K., and Kuraray Co. Ltd.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income or expense associated with our financing activities, and the captive insurance companies. Our two wholly-owned captive insurance companies are a key component of our global risk management program, as well as a form of self insurance for our property, liability and workers compensation risks. The captive insurance companies issue insurance policies to our subsidiaries to provide consistent coverage amid fluctuating costs in the insurance market and to lower long-term insurance costs by avoiding or reducing commercial carrier overhead and regulatory fees. The captive insurance companies issue insurance policies and coordinate claims-handling services with third-party service providers. They retain risk at levels approved by management and obtain reinsurance coverage from third parties to limit the net risk retained. One of the captive insurance companies also insures certain third-party risks.

Investments

We have a significant portfolio of strategic investments, including a number of ventures, in Asia, North America and Europe. In aggregate, these strategic investments enjoy significant sales, earnings and cash flow. We have entered into these strategic investments in order to gain access to local markets, minimize costs and accelerate growth in areas we believe have significant future business potential. See Note 9 to the consolidated financial statements for additional information.

The table below represents our significant ventures as of December 31, 2007:

Name	Location	Ownership	Segment	Partner(s)	Year Entered

Equity Investments
KEPCO	South Korea	50%	Advanced Engineered Materials	Mitsubishi Gas Chemical Company, Inc.	1999
Polyplastics Co., Ltd.	Japan	45%	Advanced Engineered Materials	Daicel Chemical Industries Ltd.	1964
Fortron Industries LLC	US	50%	Advanced Engineered Materials	Kureha Corporation	1992
Cost Investments
National Methanol Co.	Saudi Arabia	25%	Acetyl Intermediates	Saudi Basic Industries Corporation (“SABIC”)/ CTE Petrochemicals	1981
Kunming Cellulose Fibers Co. Ltd.	China	30%	Consumer Specialties	China National Tobacco Corp.	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	Consumer Specialties	China National Tobacco Corp.	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	Consumer Specialties	China National Tobacco Corp.	1993

Major Equity Investments

Korea Engineering Plastics Co. Ltd.  Founded in 1987, KEPCO is the leading producer of polyacetal in South Korea. Mitsubishi owns the remaining 50% of KEPCO. KEPCO operates a 55,000-ton annual capacity POM plant in Ulsan, South Korea and participates with Polyplastics and Mitsubishi Gas Chemical Company Inc. in a world-scale 60,000 metric ton POM facility in Nantong, China.

Polyplastics Co., Ltd.  Polyplastics is a leading supplier of engineered plastics in the Asia-Pacific region. Polyplastics’ principal production facilities are located in Japan, Taiwan, Malaysia and China. We believe Polyplastics is the largest producer and marketer of POM in the Asia-Pacific region.

Fortron Industries LLC.  Fortron Industries LLC is a leading global producer of PPS. Production facilities are located in Wilmington, North Carolina. We believe Fortron has the leading technology in linear polymer applications.

Major Cost Investments

National Methanol Co. (Ibn Sina).  With production facilities in Saudi Arabia, National Methanol Co. represents approximately 2% of the world’s methanol production capacity and is the world’s eighth largest producer of MTBE. Methanol and MTBE are key global commodity chemical products. We indirectly own a 25% interest in National Methanol Co., with the remainder held by SABIC (50%) and Texas Eastern Arabian Corporation Ltd. (25%). SABIC has responsibility for all product marketing.

China Acetate Products Ventures.  We hold approximately 30% ownership interests (50% board representation) in three separate Acetate Products production entities in China: the Nantong, Kunming and Zhuhai Cellulose Fiber Companies. In each instance, Chinese state-owned entities control the remainder. The ventures fund investments using operating cash flows.

These cost investments in which we own greater than a 20% ownership interest are accounted for under the cost method of accounting because we cannot exercise significant influence, are not involved in the day-to-day operations and are unable to obtain timely financial information prepared in accordance with US generally accepted accounting principles (“US GAAP”) from these entities.

Other Equity Investments

InfraServs.  We hold ownership interests in several InfraServ groups located in Germany. InfraServs own and develop industrial parks and provide on-site general and administrative support to tenants.

Other Investments

In March 2007, we entered into a strategic partnership with Accsys Technologies PLC (“Accsys”), and its subsidiary, Titan Wood, to become the exclusive supplier of acetyl products to Titan Wood’s technology licensees for use in wood acetylation. In connection with this partnership, in May 2007, we acquired 8,115,883 shares of Accsys’ common stock representing approximately 5.45% of the total voting shares of Accsys for €22 million ($30 million). The investment is treated as an available-for-sale security and is included as a component of current Other assets on our consolidated balance sheet. On November 20, 2007, we, along with Accsys, announced that we agreed to amend our business arrangements so that each company will have a nonexclusive “at-will” trading and supply relationship to give both companies greater flexibility. As part of this amendment, we have the ability to sell our common stock ownership in Accsys through an orderly placement of our Accsys shares. As of December 31, 2007, we sold 1,238,016 shares of Accsys’ common stock for approximately €4 million ($6 million), which resulted in a gain of approximately $1 million. In January 2008, we sold an additional 1,375,573 shares of Accsys’ common stock for approximately €3 million ($5 million).

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

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply/demand fundamentals change. Our production facilities rely largely on coal, fuel oil, natural gas and electricity for energy. Most of the raw materials for our European operations are centrally purchased by our subsidiary, which also buys raw materials on behalf of third parties. We manage our exposure through the use of derivative instruments and forward purchase contracts for commodity price hedging, entering into long-term supply agreements and multi-year purchasing and sales agreements. As of December 31, 2007, we did not have any open commodity financial derivative contracts. See Notes 3 and 23 to the consolidated financial statements for additional information.

We also currently purchase and lease supplies of various precious metals, such as rhodium, used as catalysts for the manufacture of chemical products. With growing demand for these precious metals, most notably in the automotive industry, the cost to purchase or lease these precious metals has increased, caused by a shortage in supply. For precious metals, the leases are distributed between a minimum of three lessors per product and are divided into several contracts. Although we seek to offset increases in raw material prices with corresponding increases in the prices of our products, we may not be able to do so, and there may be periods when such product price increases lag behind raw material cost increases.

Research and Development

All of our businesses conduct research and development activities to increase competitiveness. Our businesses are innovation-oriented and conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications. We consider the amount spent during each of the last three fiscal years on research and development activities to be adequate to drive our growth programs.

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

In most industrial countries, patent protection exists for new substances and formulations, as well as for unique applications and production processes. However, we do business in regions of the world where intellectual property protection may be limited and difficult to enforce. We maintain strict information security policies and procedures wherever we do business. Such information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information, as well as employee awareness training. Moreover, we monitor our competitors and vigorously challenge patent and trademark infringement. For example, Acetyl Intermediates maintains a strict patent enforcement strategy, which has resulted in favorable outcomes in a number of patent infringement matters in Europe, Asia and the United States. We are currently pursuing a number of matters relating to the infringement of our acetic acid patents. Some of our earlier acetic acid patents expired in 2007; other patent applications covering acetic acid are presently pending.

Neither our business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright or trade secret.

Trademarks

AOPlustm, BuyTiconaDirecttm, Celanex®, Celcon®, Celstran®, Celvol®, Celvolit®, Compel®, Erkol®, GUR®, Hostaform®, Impet®, Impet-HI®, Mowilith®, Nutrinova®, Riteflex®, Sunett®, Vandar®, VAntagetm, Vectra®, Vectran®, Vinamul®, Elite®, Duroset® and certain other products and services named in this document are registered trademarks and service marks of the Company. Acetex® is a registered trademark of Acetex Corporation, a subsidiary of the Company. Fortron® is a registered trademark of Fortron Industries LLC, a venture of Celanese. Vectran is a registered trademark of Kuraray Co., Ltd.

Environmental and Other Regulation

Matters pertaining to the environment are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 17 and 24 to the consolidated financial statements.

Employees

As of December 31, 2007, we had approximately 8,400 employees worldwide from continuing operations, compared to 8,900 as of December 31, 2006. This represents a decrease of approximately 6%. The decrease primarily relates to acquisitions and divestitures during 2007. See Note 5 to the consolidated financial statements for additional information. The following table sets forth the approximate number of employees on a continuing basis as of December 31, 2007, 2006 and 2005.

	Employees as of December 31,
	2007	2006	2005

North America	4,350	4,700	4,900
thereof USA	3,200	3,300	3,500
thereof Canada	250	500	600
thereof Mexico	900	900	800
Europe	3,500	3,900	4,100
thereof Germany	1,700	2,600	2,800
Asia	500	250	200
Rest of World	50	50	100

Total Employees	8,400	8,900	9,300

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

Risks Related to Our Business

We are a company with operations around the world and are exposed to general economic, political and regulatory conditions and risks in the countries in which we have significant operations.

We operate in the global market and have customers in many countries. We have major facilities primarily located in North America, Europe and Asia, and hold interests in ventures that operate in Germany, China, Japan, South Korea and Saudi Arabia. Our principal customers are similarly global in scope, and the prices of our most significant products are typically world market prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic, political and regulatory conditions.

Conditions such as the uncertainties associated with war, terrorist activities, epidemics, pandemics or political instability in any of the countries in which we operate could affect us by causing delays or losses in the supply or delivery of raw materials and products, as well as increasing security costs, insurance premiums and other expenses. These conditions could also result in or lengthen economic recession in the United States, Europe, Asia or elsewhere. Moreover, changes in laws or regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in the reporting requirements of the United States, German or European Union governmental agencies, could increase the cost of doing business in these regions. Any of these conditions may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our securities, including our stock.

In particular, we have invested significant resources in China and other Asian countries. We anticipate that this region will experience significant growth in the coming years; however, if this region’s growth is slower than we anticipate, we may fail to realize the anticipated benefits associated with our investment there and our financial results may be adversely impacted.

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

We purchase significant amounts of natural gas, ethylene, butane, methanol and propylene from third parties for use in our production of basic chemicals in the Acetyl Intermediates segment, principally formaldehyde, acetic acid and VAM. We use a portion of our output of these chemicals, in turn, as inputs in the production of further products in all our segments. We also purchase significant amounts of cellulose or wood pulp for use in our production of cellulose acetate in the Consumer Specialties segment. The price of many of these items is dependent on the available supply of such item and may increase significantly as a result of production disruptions or strikes. For example, the unplanned shutdown of our Clear Lake, Texas facility together with other tight supply conditions caused a shortage of acetic acid and increased the price for such product during 2007. In addition, prices of natural gas and oil increased dramatically in 2007 and 2006 for reasons outside of our control.

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

Our operating results, especially in our Consumer Specialties and Advanced Engineered Materials segments, depend significantly on the development of commercially viable new products, product grades and applications, as well as production technologies. If we are unsuccessful in developing new products, applications and production processes in the future, our competitive position and operating results may be negatively affected. Likewise, we have undertaken and are continuing to undertake initiatives in all segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.

Environmental regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.

Costs related to our compliance with environmental laws and regulations, and potential obligations with respect to contaminated sites may have a significant negative impact on our operating results. These include obligations related to sites currently or formerly owned or operated by us, or where waste from our operations was disposed. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between CAG and Hoechst, also referred to as the demerger agreement, for environmental matters arising out of certain divestitures that took place prior to the demerger. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Environmental Liabilities” and Notes 17 and 24 to the consolidated financial statements.

Our operations are subject to extensive international, national, state, local, and other supranational laws and regulations that govern environmental and health and safety matters, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and the Resource Conservation and Recovery Act of 1976 (“RCRA”). We incur substantial capital and other costs to comply with these requirements. If we violate them, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws, regulations and enforcement policies could result in substantial costs and liabilities to us or limitations on our operations and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present. Consequently, compliance with these laws and regulations could result in significant capital expenditures as well as other costs and liabilities, which could cause our business and operating results to be less favorable than expected.

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

Pursuant to the European Union regulation on Risk Assessment of Existing Chemicals, the European Chemicals Bureau of the European Commission has been conducting risk assessments on approximately 140 major chemicals. The chemicals being evaluated include VAM, which we produce. These risk assessments entail a multi-stage process to determine the risk posed by manufacturing and handling the product. In the case of VAM, we expect the finalized evaluation by mid 2008. We and other VAM producers are participating in this evaluation process with detailed scientific analyses. We cannot predict the outcome or effect of any final ruling.

In a separate process, in September 2007 the EU-Working group on classification and labelling of dangerous substances under Directive 67/548/EEC agreed that VAM should be classified in the EU as showing limited evidence of a carcinogenic effect (category 3 carcinogen). This classification and related labelling requirement should apply only to finished products that contain more than 10.000 parts per million of free monomer.

Several studies have investigated possible links between formaldehyde exposure and various end points including leukemia. The International Agency for Research on Cancer or IARC reclassified formaldehyde from Group 2A (probable human carcinogen) to Group 1 (known human carcinogen) based on studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans. IARC also concluded that there is insufficient evidence for a causal association between leukemia and occupational exposure to formaldehyde, although it also characterized evidence for such an association as strong. The results of IARC’s review will be examined by government agencies with responsibility for setting worker and environmental exposure standards and labeling requirements. We are a producer of formaldehyde and plastics derived from formaldehyde. We are participating together with other producers and users in the evaluations of these findings. We cannot predict the final effect of IARC’s reclassification.

The Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), a chemicals policy, became effective in the European Union on June 1, 2007. REACH established a system to register and evaluate chemicals manufactured in, or imported to, the European Union. Additional testing, documentation and risk assessments of various chemicals will occur across the chemical industry. Some chemical products may have to be taken off the market. As a result of REACH, we are likely to incur additional costs to test, document and register products used and/or manufactured by us. In addition, potential litigation arising from REACH may adversely affect our operations and financial results by imposing other additional costs on us and/or restricting our ability to import or export certain chemical products.

Other pending initiatives will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children’s

Chemical Evaluation Program and High Production Volume Chemical Initiative in the United States, as well as various European Commission programs, such as the European Environment and Health Strategy (“SCALE”).

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

Our operations are subject to operating risks associated with chemical manufacturing, including the related storage and transportation of raw materials, products and waste. These risks include, among other things, pipeline and storage tank leaks and ruptures, explosions and fires and discharges or releases of toxic or hazardous substances.

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

Production at our manufacturing facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands.

A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. For example, during 2007, production was disrupted for an extended period of time at our Clear Lake, Texas facility that produces primarily acetic acid and VAM. The disruption was caused by an unplanned outage of our acetic acid unit. Because of this disruption, the volumes of our Acetyl Intermediates segment were lower than we had expected for 2007 as we were unable to fully offset the lost production. Similar outages could occur in the future from unexpected disruptions at any of our other manufacturing facilities of key products. Such outages could have an adverse effect on our results of operations in future reporting periods.

We may experience unexpected difficulties in the relocation of our Ticona operations from Kelsterbach to the Rhine Main area, which may increase our costs, delay the transition or disrupt our ability to supply our customers.

We have agreed with Fraport to relocate our Kelsterbach, Germany business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, we will transition Ticona’s operations from Kelsterbach to another location in Germany by mid-2011. In July 2007, we announced that we would relocate the Kelsterbach, Germany business to the Hoechst Industrial Park in the Rhine Main area. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. While the settlement and related payment amount are meant to be cost-neutral and represent the actual amount we will require to select a site, build new production facilities, demolish old production facilities and transition business activities according to schedule and without any disruptions to customer supply, we may encounter unexpected costs or other difficulties during the relocation process that bring the total costs of the relocation to an amount greater than the compensation provided by Fraport. The relocation of these facilities represents a major logistical undertaking, and we may have underestimated the amount that will be required to carry out every aspect of the relocation. We may lose the services of valuable experienced employees during the transition if they decide not to work at the new location. The construction of the new facilities may not be complete on time or may face cost overruns. If our costs relating to the relocation exceed the amount of payments from Fraport or if the relocation causes other unexpected difficulties, our expenses may increase or supplies to our customers may be disrupted.

If supply to our customers is disrupted for an extended period, this could negatively impact the reputation of this business and result in the loss of customers. Such effects could have an adverse impact on our results of operations in future periods.

Recent federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future could, if passed into law, require us to relocate certain manufacturing activities and require us to alter or discontinue our production of certain chemical products, thereby increasing our operating costs and causing an adverse effect on our results of operations.

Regulations have recently been issued by the Department of Homeland Security (“DHS”) aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and prevention plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. We have registered certain of our sites with DHS in accordance with these regulations, however, DHS has not yet completed its risk assessment for our sites and until that is done we cannot state with certainty the costs associated with any security plans that DHS may require. These regulations may be revised further, and additional legislation may be proposed in the future on this topic. It is possible that such future legislation could contain terms that are more restrictive than what has recently been passed and which would be more costly to us. We cannot predict the final form of currently pending legislation, or other related legislation that may be passed and can provide no assurance that such legislation will not have an adverse effect on our results of operations in a future reporting period.

Our significant non-US operations expose us to global exchange rate fluctuations that could adversely impact our profitability.

We are exposed to market risk through commercial and financial operations. Our market risk consists principally of exposure to fluctuations in currency exchange rates, interest rates and commodity prices. As we conduct a significant portion of our operations outside the United States, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. For example, changes in currency exchange rates may decrease our profits in comparison to the profits of our competitors on the same products sold in the same markets and increase the cost of items required in our operations.

A substantial portion of our net sales is denominated in currencies other than the US dollar. In our consolidated financial statements, we translate our local currency financial results into US dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening US dollar, at a constant level of business, our reported international sales, earnings, assets and liabilities will be reduced because the local currency will translate into fewer US dollars.

In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary’s functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction and translation risks effectively, and volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk. Since a portion of our indebtedness is and will be denominated in currencies other than US dollars, a weakening of the US dollar could make it more difficult for us to repay our indebtedness.

We use financial instruments to hedge our exposure to foreign currency fluctuations, but we cannot guarantee that our hedging strategies will be effective. Failure to effectively manage these risks could have an adverse impact on our financial position, results of operations and cash flows.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans, and our pension cost.

The cost of our pension plans is incurred over long periods of time and involve many uncertainties during those periods of time. Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. In recent years, an extended duration strategy in the asset portfolio has been implemented to minimize the influence of liability volatility due to interest rate movements. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost for subsequent fiscal years. If the value of our pension fund’s portfolio declines or does not perform as expected or if our experience with the fund leads us to change our assumptions regarding the fund, we may be required to contribute additional capital to the fund.

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

Provisions in our second amended and restated certificate of incorporation and second amended and restated bylaws, as well as any shareholders’ rights plan, may discourage a takeover attempt.

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

Several minority shareholders of CAG have initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement. On March 14, 2005, the Frankfurt District Court dismissed on grounds of inadmissibility the motions of all minority shareholders regarding the initiation of these special award proceedings. In January 2006, the Frankfurt Higher District Court ruled that the appeals were admissible, and the proceedings will therefore continue. On December 12, 2006, the Frankfurt District Court appointed an expert to help determine the value of CAG. As a result of these proceedings, the amounts of the fair cash compensation and of the guaranteed annual payment could be increased by the court, and the Purchaser would be required to make such payments within two months after the publication of the court’s ruling. Any such increase may be substantial. All minority shareholders would be entitled to claim the respective higher amounts. This may reduce the funds the Purchaser can make available to us and, accordingly, diminish our ability to make payments on our indebtedness. See Notes 2 and 24 to the consolidated financial statements for further information.

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

Our subsidiaries, Celanese International Holdings Luxembourg S.à r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing so that the Purchaser is at all times in a position to completely meet its obligations under, or in connection with, the Domination Agreement. In addition, Celanese has guaranteed (i) that the Purchaser will meet its obligation under the Domination Agreement to compensate CAG for any annual loss incurred by CAG during the term of the Domination Agreement; and (ii) the repayment of all existing intercompany indebtedness of Celanese’s subsidiaries to CAG. Further, under the terms of Celanese’s guarantee, in certain limited circumstances CAG may be entitled to require the immediate repayment of some or all of the intercompany indebtedness owed by Celanese’s subsidiaries to CAG. If CIH and/or Celanese US are obligated to make payments under their obligations to the Purchaser or CAG, as the case may be, or if the intercompany indebtedness owed to CAG is accelerated, we may not have sufficient funds for payments on our indebtedness when due.

Risks Related to Our Indebtedness

Our level of indebtedness could diminish our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.

Our total indebtedness is approximately $3.6 billion as of December 31, 2007.

Our debt could have important consequences, including:

•	increasing vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same. On April 2, 2007, we, through certain of our subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of US dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly, commencing in July 2007. The remaining principal amount of the term loans will be due on April 2, 2014.

If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remains the same. As of December 31, 2007, we had approximately $2.3 billion, €525 million and CNY1.2 billion of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves us approximately $692 million, €375 million and CNY1.2 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $14 million. There can be no assurance that interest rates will not rise significantly in the future. Such an increase could have an adverse impact on our future results of operations and cash flows.

Despite our current debt levels, we and our subsidiaries may be able to incur substantially more debt.

We may be able to incur substantial additional indebtedness in the future. The terms of our existing debt do not fully prohibit us from doing so. If new debt, including amounts available under our senior credit agreement, is added to our current debt levels, the related risks that we now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Contractual Obligations.”

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior credit agreement governing our indebtedness restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Restrictive covenants in our debt instruments may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

The senior credit agreement governing our indebtedness contains various covenants that limit our ability to engage in specified types of transactions. The covenants contained in the senior credit agreement limit our ability to, among other things, incur additional indebtedness, pay dividends on or make other distributions on or repurchase capital stock or make other restricted payments, make investments and sell certain assets.

In addition, the senior credit agreement contains covenants that require us to maintain a specified financial ratio if there is outstanding credit exposure under the revolving credit facility. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests at all. A breach of any of these covenants could result in a default under the senior credit agreement. Upon the occurrence of an event of default under the senior credit agreement, the lenders could elect to declare all amounts outstanding under the senior credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior credit agreement could proceed against the collateral granted to them to secure that indebtedness. Our subsidiaries have pledged a significant portion of our assets as collateral under the senior credit agreement. If the lenders under the senior credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay amounts borrowed under the senior credit agreement as well as their other indebtedness, which could have a material adverse effect on the value of our stock.

The terms of our senior credit agreement limit the ability of BCP Crystal and its subsidiaries to pay dividends or otherwise transfer their assets to us.

Our operations are conducted through our subsidiaries and our ability to pay dividends is dependent on the earnings and the distribution of funds from our subsidiaries. However, the terms of our senior credit agreement limit the ability of BCP Crystal and its subsidiaries to pay dividends or otherwise transfer their assets to us. Accordingly, our ability to pay dividends on our stock is similarly limited.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Description of Property

As of December 31, 2007, we had numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal production and other facilities throughout the world as of December 31, 2007.

Site	Leased/Owned	Products/Functions

Corporate Offices
Budapest, Hungary	Leased	Administrative offices
Dallas, Texas, USA	Leased	Corporate headquarters
Kronberg/Taunus, Germany	Leased	Administrative offices
Mexico City, Mexico	Owned	Administrative offices
Advanced Engineered Materials
Auburn Hills, Michigan, USA	Leased	Automotive Development Center
Bishop, Texas, USA	Owned	POM (Celcon), GUR, Compounding
Florence, Kentucky, USA	Owned	Compounding
Kelsterbach, Germany	Venture owned by InfraServ GmbH & Co. Kelsterbach KG, in which CAG holds a 100.0% limited partnership interest	LFT (Celstran), POM (Hostaform), Compounding
Oberhausen, Germany	Leased	PE-UHMW (GUR)
Shelby, North Carolina, USA	Owned	LCP, PBT and PET (Celanex), Compounding
Suzano, Brazil	Owned	Compounding
Wilmington, North Carolina, USA	Venture owned by Fortron Industries LLC, a non-consolidated venture, in which we have a 50% interest, except for adjacent administrative office space which is leased by the venture	PPS (Fortron)
Winona, Minnesota, USA	Owned	LFT (Celstran)
Consumer Specialties
Lanaken, Belgium	Owned	Tow
Narrows, Virginia, USA	Owned	Tow, Flake
Ocotlán, Jalisco, Mexico	Owned	Tow, Flake
Spondon, Derby, UK(1)	Owned	Tow, Flake and Films
Frankfurt am Main, Germany	Venture owned by InfraServ GmbH & Co. Hoechst KG, in which CAG holds a 31.2% limited partnership interest	Sorbates, Sunett®
Industrial Specialties
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Calvert City, Kentucky, USA	Leased	PVOH
Enoree, South Carolina, USA	Owned	Conventional emulsions, Vinyl acetate ethylene emulsions

Site	Leased/Owned	Products/Functions

Frankfurt am Main, Germany	Venture owned by InfraServ GmbH & Co. Hoechst KG, in which CAG holds a 31.2% limited partnership interest	Conventional emulsions, Vinyl acetate ethylene emulsions
Geleen, Netherlands	Owned	Vinyl acetate ethylene emulsions
Guardo, Spain	Owned	PVOH, Polyvinyl acetate
Meredosia, Illinois, USA	Owned	Vinyl acetate ethylene emulsions, Conventional emulsions
Nanjing, China	Leased	Vinyl acetate ethylene emulsions, Conventional emulsions
Pasadena, Texas, USA	Leased	PVOH
Koper, Slovenia	Owned	Conventional emulsions
Tarragona, Spain	Venture owned by Complejo Industrial Taqsa AIE, in which CAG holds a 15.0% share	Vinyl acetate ethylene emulsions, Conventional emulsions, PVOH
Perstorp, Sweden	Owned	Conventional emulsions, Vinyl acetate ethylene emulsions
Warrington, UK	Owned	Conventional emulsions, Vinyl acetate ethylene emulsions
Acetyl Intermediates
Bay City, Texas, USA	Leased	Butyl acetate, Iso-butylacetate, Propylacetate, VAM, Carboxylic acids, n/i- Butyraldehyde, Butyl alcohols, Propionaldehyde, Propyl alcohol
Bishop, Texas, USA	Owned	Formaldehyde, Polyols
Cangrejera, Veracruz, Mexico	Owned	Acetic anhydride, Acetone derivatives, Ethyl acetate, VAM, Methyl amines
Clear Lake, Texas, USA	Owned	Acetic acid, VAM
Frankfurt am Main, Germany	Venture owned by InfraServ GmbH & Co. Hoechst KG, in which CAG holds a 31.2% Limited partnership interest	Acetaldehyde, VAM, Butyl acetate
Nanjing, China	Leased	Acetic acid, Acetic anhydride
Pampa, Texas, USA	Owned	Acetic acid, Acetic anhydride, Ethyl acetate
Pardies, France	Owned	Acetic acid, VAM
Roussillon, France	Leased	Acetic anhydride
Jurong Island, Singapore	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Shanghai, China	Leased	Acetic acid
Tarragona, Spain	Venture owned by Complejo Industrial Taqsa AIE, in which CAG holds a 15.0% share	VAM

(1)	Acquired in the January 2007 Acetate Products Limited acquisition.

Polyplastics has its principal production facilities in Japan, Taiwan and Malaysia. KEPCO has its principal production facilities in South Korea. Our Acetyl Intermediates segment has ventures with manufacturing facilities in Saudi Arabia and Germany and our Consumer Specialties segment has three ventures with production facilities in China.

We believe that our current facilities and those of our consolidated subsidiaries are adequate to meet the requirements of our present and foreseeable future operations. We continue to review our capacity requirements as part of our strategy to maximize our global manufacturing efficiency.

For information on environmental issues associated with our properties, see “Business — Environmental and Other Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Environmental Matters.” Additional information with respect to our property, plant and equipment, and leases is contained in Notes 10 and 22 to the consolidated financial statements.

Item 3.	Legal Proceedings

We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we believe, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on the results of operations or cash flows in any given accounting period. See Note 24 to the consolidated financial statements for a discussion of legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Series A common stock has traded on the New York Stock Exchange under the symbol “CE” since January 21, 2005. The closing sale price of our Series A common stock, as reported by the New York Stock Exchange, on February 20, 2008 was $40.78. The following table sets forth the high and low intraday sales prices per share of our common stock, as reported by the New York Stock Exchange, for the periods indicated.

	Price Range
	High	Low

2007
Quarter ended March 31, 2007	$32.00	$24.50
Quarter ended June 30, 2007	$39.43	$30.59
Quarter ended September 30, 2007	$42.49	$30.70
Quarter ended December 31, 2007	$44.77	$35.16
2006
Quarter ended March 31, 2006	$22.00	$18.82
Quarter ended June 30, 2006	$22.75	$18.50
Quarter ended September 30, 2006	$20.70	$16.80
Quarter ended December 31, 2006	$26.33	$17.45

Holders

No shares of Celanese’s Series B common stock are issued and outstanding. As of February 20, 2008, there were 76 holders of record of our Series A common stock, and one holder of record of our perpetual preferred stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 46,500 as of February 20, 2008.

Dividend Policy

In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate of $0.16 per share unless our Board of Directors, in its sole discretion, determines otherwise. Pursuant to this policy, we paid quarterly dividends of $0.04 per share on February 1, 2007, May 1, 2007, August 1, 2007, November 1, 2007 and February 1, 2008 and similar quarterly dividends during each quarter of 2006. The annual cash dividend declared and paid during the years ended December 31, 2007 and 2006 were approximately $25 million and $26 million, respectively. Based on the number of outstanding shares of our Series A common stock, the anticipated annual cash dividend in 2008 is approximately $24 million. However, there is no assurance that sufficient cash will be available in the future to pay such dividend. Further, such dividends payable to holders of our Series A common stock cannot be declared or paid nor can any funds be set aside for the payment thereof, unless we have paid or set aside funds for the payment of all accumulated and unpaid dividends with respect to the shares of our preferred stock, as described below. Our Board of Directors may, at any time, modify or revoke our dividend policy on our Series A common stock.

We are required under the terms of the preferred stock to pay scheduled quarterly dividends, subject to legally available funds. For so long as the preferred stock remains outstanding, (1) we will not declare, pay or set apart funds for the payment of any dividend or other distribution with respect to any junior stock or parity stock and (2) neither we, nor any of our subsidiaries, will, subject to certain exceptions, redeem, purchase or otherwise acquire for consideration junior stock or parity stock through a sinking fund or otherwise, in each case unless we have paid or set apart funds for the payment of all accumulated and unpaid dividends with respect to the shares of preferred stock and any parity stock for all preceding dividend periods. Pursuant to this policy, we paid quarterly dividends of

$0.265625 on our 4.25% convertible perpetual preferred stock on February 1, 2007, May 1, 2007, August 1, 2007, November 1, 2007 and February 1, 2008 and similar quarterly dividends during each quarter of 2006. The anticipated annual cash dividend is approximately $10 million.

The amount available to us to pay cash dividends is restricted by our senior credit agreement. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

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

Celanese Purchases of its Equity Securities

None.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return

This comparison is based on a return assuming $100 invested January 21, 2005 in Celanese Corporation Common Stock and the S&P 500 Composite Index, the S&P 500 Chemicals Index and the S&P Specialty Chemicals Index, assuming the reinvestment of all dividends. January 21, 2005 is the date our Common Stock commenced trading on the New York Stock Exchange.

Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2007 with respect to equity compensation plans:

	Number of Securities to be	Weighted Average
	Issued upon Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights

Equity compensation plans approved by security holders:
Stock options	8,125,127	$18.72
Restricted stock units	1,141,938	—
Equity compensation plans not approved by security holders	—	—

Total	9,267,065

As of December 31, 2007, we have 950,557 shares of Series A common stock available for future issuance in connection with the 2004 Stock Incentive Plan approved by security holders.

Recent Sales of Unregistered Securities

In December 2007, we adopted a deferred compensation plan whereby we offered certain of our senior employees and directors the opportunity to defer a portion of their compensation in exchange for a future payment amount equal to their deferments plus or minus certain amounts based upon the market-performance of specified measurement funds selected by the participant. These deferred compensation obligations may be considered securities of Celanese. Participants were required to make deferral elections under the plan in December 2007, and such deferrals will be withheld from their compensation during the year ending December 31, 2008. This plan became effective on January 1, 2008. We relied on the exemption from registration provided by Section 4(2) of the Securities Act in making this offer to a select group of employees, fewer than 35 of which were non-accredited investors under the rules promulgated by the Commission.

Item 6.	Selected Financial Data

The balance sheet data shown below as of December 31, 2007 and 2006, and the statements of operations and cash flow data for the years ended December 31, 2007, 2006 and 2005, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this document and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2005 and the statements of operations and cash flow data for the nine months ended December 31, 2004 and the three months ended March 31, 2004 shown below was derived from our 2006 Annual Report on Form 10-K filed with the SEC on February 21, 2007, adjusted for applicable discontinued operations. The statement of operations and cash flow data for the year ended December 31, 2003 and the balance sheet data as of December 31, 2003 set forth below, have been derived from, and translated into US dollars based on, CAG’s historical Euro audited financial statements and the underlying accounting records, adjusted for applicable discontinued operations.

The balance sheet, statement of operations and cash flow data for periods prior to April 1, 2004 in the tables below represent the results of the Predecessor, which refers to CAG and its consolidated subsidiaries. The balance sheet, statement of operations and cash flow data for periods subsequent to April 1, 2004 in the tables below represent the results of the Successor, which refers to Celanese Corporation and its consolidated subsidiaries. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost. Furthermore, the Successor and the Predecessor have different accounting policies with respect to certain matters.

				Nine Months	Three Months
				Ended	Ended	Year Ended
	Year Ended December 31,			December 31,	March 31,	December 31,
	2007	2006	2005	2004	2004	2003
	(In $ millions, except per share and per share data)

Statement of Operations Data:
Net sales	6,444	5,778	5,270	3,206	1,058	3,891
Other (charges) gains, net	(58)	(10)	(61)	(78)	(28)	(3)
Operating profit	748	620	486	17	39	58
Earnings (loss) from continuing operations before tax and minority interests	447	526	276	(230)	62	137
Earnings (loss) from continuing operations	336	319	214	(292)	48	105
Earnings from discontinued operations	90	87	63	39	30	44
Cumulative effect of change in accounting principle, net of income tax	—	—	—	—	—	(1)
Net earnings (loss)	426	406	277	(253)	78	148
Earnings (loss) per share from continuing operations — basic	2.11	1.95	1.32	(2.94)	0.97	2.12
Earnings (loss) per share from continuing operations — diluted	1.96	1.86	1.29	(2.94)	0.97	2.12
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	566	751	701	(62)	(102)	401
Investing activities	143	(268)	(907)	(1,811)	91	(275)
Financing activities	(714)	(108)	(144)	2,686	(43)	(108)
Balance Sheet Data (at the end of period):
Trade working capital(1)	827	824	758	743	689	659
Total assets	8,058	7,895	7,445	7,410	6,613	6,814
Total debt	3,556	3,498	3,437	3,387	587	637
Shareholders’ equity (deficit)	1,062	787	235	(112)	2,622	2,582
Other Financial Data:
Depreciation and amortization	291	269	267	165	64	272
Capital expenditures(3)	306	244	203	134	29	177
Cash basis dividends paid per common share(2)	0.16	0.16	0.08	—	—	0.48

(1)	Trade working capital is defined as trade accounts receivable from third parties and affiliates net of allowance for doubtful accounts, plus inventories, less trade accounts payable to third parties and affiliates. Trade working capital is calculated in the table below:

	December 31,				March 31,	December 31,
	2007	2006	2005	2004	2004	2003
	(In $ millions)

Trade receivables, net	1,009	1,001	919	866	810	768
Inventories	636	653	650	603	491	514
Trade payables	(818)	(830)	(811)	(726)	(612)	(623)

Trade working capital	827	824	758	743	689	659

(2)	In the nine months ended December 31, 2004, CAG declared and paid a dividend of €0.12 ($0.14) per share for the year ended December 31, 2003. Dividends paid to Celanese and its consolidated subsidiaries eliminate in consolidation.

(3)	Amounts include accrued capital expenditures (see Note 25). Amounts do not include capital expenditures related to capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company,” “we,” “our” and “us” refer to Celanese and its subsidiaries on a consolidated basis. The term “Celanese US” refers to our subsidiary Celanese US Holdings LLC, a Delaware limited liability company, formally known as BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The term “Advisor” refers to Blackstone Management Partners, an affiliate of The Blackstone Group.

You should read the following discussion and analysis of the financial condition and the results of operations together with the consolidated financial statements and the accompanying notes to the consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Investors are cautioned that the forward-looking statements contained in this section involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See “Forward-Looking Statements May Prove Inaccurate” below.

Reconciliation of Non-US GAAP Measures:  We believe that using non-US GAAP financial measures to supplement US GAAP results is useful to investors because such use provides a more complete understanding of the factors and trends affecting the business other than disclosing US GAAP results alone. In this regard, we disclose net debt, which is a non-US GAAP financial measure. Net debt is defined as total debt less cash and cash equivalents. We use net debt to evaluate the capital structure. Net debt is not a substitute for any US GAAP financial measure. In addition, calculations of net debt contained in this report may not be consistent with that of other companies. The most directly comparable financial measure presented in accordance with US GAAP in our financial statements for net debt is total debt. For a reconciliation of net debt to total debt, see “Financial Highlights” below. For a reconciliation of trade working capital to working capital components, see Item 6. Selected Financial Data.

Forward-Looking Statements May Prove Inaccurate

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Annual Report contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

See the Risk Factors section under Part 1, Item 1A for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of fuel oil, natural gas, coal, electricity and petrochemicals such as ethylene, propylene and butane;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of intellectual property and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions under existing or future environmental regulations;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates; and

•	various other factors, both referenced and not referenced in this document.

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

Overview

We are a leading global integrated producer of chemicals and advanced materials. We are one of the world’s largest producers of acetyl products, which are intermediate chemicals for nearly all major industries, as well as a leading global producer of high performance engineered polymers that are used in a variety of high-value end-use applications. As an industry leader, we hold geographically balanced global positions and participate in diversified end-use markets. Our operations are primarily located in North America, Europe and Asia. We combine a demonstrated track record of execution, strong performance built on shared principles and objectives, and a clear focus on growth and value creation.

Sale of Oxo Products and Derivatives Businesses

In connection with our strategy to optimize our portfolio and divest non-core operations, we announced on December 13, 2006 our agreement to sell our Acetyl Intermediates segment’s oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between Celanese GmbH (formerly known as Celanese AG) and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million ($636 million) subject to final agreement adjustments and the successful exercise of our option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and we acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. We completed the sale of our oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The transaction resulted in the recognition of a $47 million pre-tax gain, which includes certain working capital and other adjustments, in 2007. The divestiture of the oxo products and derivatives businesses has been accounted for as a discontinued operation. See Note 5 to the consolidated financial statements for additional information.

Sale of AT Plastics’ Films Business

On August 20, 2007, we sold our Films business of AT Plastics, located in Edmonton and Westlock, Alberta, Canada, to British Polythene Industries PLC (“BPI”) for $12 million. The Films business manufactures products for the agricultural, horticultural and construction industries. We recorded a loss on the sale of $7 million during the year ended December 31, 2007. We maintained ownership of the Polymers business of AT Plastics, which concentrates on the development and supply of specialty resins and compounds. AT Plastics is included in our Industrial Specialties segment. We concluded that the sale of our Films business of AT Plastics is not a discontinued operation due to the level of continuing cash flows between the Films business and our AT Plastics’ Polymers business subsequent to the sale. Under the terms of the purchase agreement, we entered into a two year sales agreement to continue selling product to BPI through August 2009.

Acquisition of Acetate Products Limited

On January 31, 2007, we completed the acquisition of the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”), a subsidiary of Corsadi B.V. The purchase price for the transaction was approximately £57 million ($112 million), in addition to direct acquisition costs of approximately £4 million ($7 million). As contemplated prior to the closing of the acquisition, we closed our tow production plant at Little Heath, United Kingdom during 2007.

Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, we reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate our Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. The final settlement agreement was approved by the Fraport supervisory board on May 8, 2007 at an extraordinary board meeting. The final settlement agreement was signed on June 12, 2007. As a result of the settlement, we will transition Ticona’s operations from Kelsterbach to another location in Germany by mid-2011. In July 2007, we announced that we would relocate the Kelsterbach, Germany, business to the Hoechst Industrial Park in the Rhine Main area. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The payment amount was increased by €20 million to €670 million in consideration of our agreement to waive certain obligations of Fraport set forth in the settlement agreement. These obligations related to the hiring of Ticona employees in the event the Ticona Plant relocated out of the Rhine Main area.

Below is a summary of the cash flow activity and financial statement impact associated with the Ticona plant relocation:

				Total From
	Year Ended December 31,			Inception through
	2007	2006		December 31, 2007
	(In $ millions)

Proceeds received from Fraport	—	26		26
Costs expensed	5	—	(1)	5
Costs capitalized	40	—	(1)	40

(1)	Amounts expensed and capitalized during the year ended December 31, 2006 were approximately $0.2 million and $0.3 million, respectively.

Expansion in China

The acetic acid facility located in our Nanjing, China complex has been running at full production rates since June 2007 and we commenced production of vinyl acetate emulsions at the complex during the fourth quarter of 2007. Operations for five other plants at the complex are expected to begin by 2009.

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

Clear Lake, Texas Outage

In May 2007, we announced that we had an unplanned outage at our Clear Lake, Texas acetic acid facility. At that time, we originally expected the outage to last until the end of May. Upon restart of the facility, additional operating issues were identified which necessitated an extension of the outage for further, more extensive repairs. In July 2007, we announced that the further repairs were unsuccessful on restart of the unit. All repairs were completed in early August 2007 and normal production capacity resumed. During the fourth quarter of 2007, we recorded approximately $40 million of insurance recoveries from our reinsurers in partial satisfaction of claims that we made based on losses resulting from the outage.

Asset Sales

On July 31, 2007, we reached an agreement with Babcock & Brown, a worldwide investment firm, which specializes in real estate and utilities development, to sell our Pampa, Texas, facility. We will maintain our chemical operations at the site until at least 2009. Proceeds received upon certain milestone events are treated as deferred proceeds and included in long-term Other liabilities until the transaction is complete, as defined in the sales agreement.

In December 2007, we sold the assets at our Edmonton, Alberta, Canada facility to a real estate developer for approximately $35 million. As part of the agreement, we will retain certain environmental liabilities associated with the site. We derecognized approximately $16 million of asset retirement obligations which were transferred to the buyer. As a result of the sale, we recorded a gain of approximately $37 million for the year ended December 31, 2007.

Realignment of Business Segments

During 2007, we revised our reportable segments to reflect a change in how the Company is managed. This change was made to drive strategic growth and to group businesses with similar dynamics and growth opportunities. We also changed our internal transfer pricing methodology to generally reflect market-based pricing which we believe will make our results more comparable to our peer companies. The revised segments are Advanced Engineered Materials, Consumer Specialties, Industrial Specialties, Acetyl Intermediates and Other Activities. We have restated our reportable segments for all prior periods presented to conform to the year ended December 31, 2007 presentation. For further detail on the business segments, see the “Summary by Business Segment” section below.

Financial Reporting Changes

See Note 4 to the consolidated financial statements for information regarding financial reporting changes and recent accounting pronouncements.

Other Events In 2007

•	The Squeeze-Out (as defined in Note 2 to the consolidated financial statements) was approved by the affirmative vote of the majority of the votes cast at CAG’s annual general meeting in May 2006. As a result of the effective registration of the Squeeze-Out in the commercial register in Germany in December 2006, we acquired the remaining 2% of CAG in January 2007.

•	We relocated the strategic management of the Acetyl Intermediates segment to Shanghai, China.

•	On April 2, 2007, we, through certain of our subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of US dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. See additional information, including the repayment of certain debt outstanding prior to April 2, 2007, in Note 15 to the consolidated financial statements.

•	On May 14, 2007, the Original Shareholders sold their remaining 22,106,597 shares of Series A common stock in a registered public secondary offering pursuant to the universal shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) on May 9, 2006. As of December 31, 2007, the Original Shareholders have no remaining ownership interest in our Company.

•	During 2007, we repurchased 10,838,486 shares (approximately $403 million) of our Series A common stock through various programs. We completed purchasing shares under these programs during July 2007. See additional information in Note 18 to the consolidated financial statements.

•	In December 2007, we received a one time payment in resolution of commercial disputes with a vendor. This payment is included as a component of Other (charges) gains, net for the year ended December 31, 2007.

Financial Highlights

	Year Ended December 31,
	2007	2006	2005
	(In $ millions, except percentages)

Statement of Operations Data:
Net sales	6,444	5,778	5,270
Gross profit	1,445	1,309	1,206
Selling, general and administrative expenses	(516)	(536)	(512)
Other (charges) gains, net	(58)	(10)	(61)
Operating profit	748	620	486
Equity in net earnings of affiliates	82	76	51
Interest expense	(262)	(293)	(285)
Refinancing expenses	(256)	(1)	(102)
Dividend income — cost investments	116	79	90
Earnings from continuing operations before tax and minority interests	447	526	276
Earnings from continuing operations	336	319	214
Earnings from discontinued operations	90	87	63
Net earnings	426	406	277
Other Data:
Depreciation and amortization	291	269	267
Operating margin(1)	11.6%	10.7%	9.2%
Earnings from continuing operations before tax and minority interests as a percentage of net sales	6.9%	9.1%	5.2%

(1)	Defined as operating profit divided by net sales.

	As of December 31,
	2007	2006
	(In $ millions)

Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	272	309
Plus: Long-term debt	3,284	3,189

Total debt	3,556	3,498
Less: Cash and cash equivalents	825	791

Net debt	2,731	2,707

Summary of Consolidated Results for the Year Ended December 31, 2007 compared with Year Ended December 31, 2006

Net Sales

For the year ended December 31, 2007, net sales increased by 12% to $6,444 million compared to the same period in 2006 as increases in pricing and favorable currency impacts more than offset lower overall volumes. Overall pricing increased 6% for the year ended December 31, 2007 primarily driven by a tight global supply of acetyl, PVOH and emulsion products, and higher acetate tow and flake prices. Overall volumes decreased 2% for the year ended December 31, 2007 compared to the same period in 2006. Strong volume increases due to increased market penetration from several of Advanced Engineered Material’s key products and the successful startup of our acetic acid unit in Nanjing, China helped to partially offset the decreases in volumes in our Acetyl Intermediates and Industrial Specialties segments resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Favorable currency impacts of 4% (particularly related to the Euro) for the year ended December 31, 2007 also contributed to the increases in net sales. In addition, the acquisition of APL in 2007 increased net sales by $227 million.

Gross Profit

Gross profit as a percentage of net sales remained relatively flat for the year ended December 31, 2007 (22.4%) compared to the same period in 2006 (22.7%). The slight decrease was primarily due to lower overall volumes and higher energy and raw material costs more than offsetting the higher overall prices and favorable currency impacts (particularly related to the Euro).

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $20 million to $516 million for the year ended December 31, 2007 compared to the same period in 2006. The decrease was primarily due to the absence of executive severance and legal costs associated with the Squeeze-Out of $23 million and long-term incentive plan expenses of $20 million, both recorded in 2006. Selling, general and administrative expenses also decreased $5 million due to lower stock -based compensation expenses during the year ended December 31, 2007 compared to the same period in 2006. The decreases were partially offset by $15 million of additional expenses related to finance improvement initiatives and $6 million related to the revised deferred compensation plan expenses.

Other (Charges) Gains, Net

The components of Other (charges) gains, net for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006
	(In $ millions)

Employee termination benefits	(32)	(12)
Plant/office closures	(11)	1
Deferred compensation triggered by Exit Event	(74)	—
Insurance recoveries associated with plumbing cases	4	5
Insurance recoveries associated with Clear Lake, Texas	40	—
Resolution of commercial disputes with a vendor	31	—
Asset impairments(1)	(9)	—
Ticona Kelsterbach plant relocation	(5)	—
Other	(2)	(4)

Total Other (charges) gains, net	(58)	(10)

(1)	Included in this amount is $6 million of goodwill impairment (see Note 11 to the consolidated financial statements).

Other (charges) gains, net for employee termination benefits and plant/office closures include charges related to our plan to simplify and optimize our Emulsions and PVOH businesses to become a leader in technology and innovation and grow in both new and existing markets. Other (charges) gains, net for employee termination benefits and plant/office closures as also includes charges related to the sale of our Pampa, Texas, facility. In addition, we recorded an impairment of long-lived assets of approximately $3 million during the year ended December 31, 2007.

In May 2007, as a result of the triggering of an Exit Event, as defined in Note 21 to the consolidated financial statements, we expensed approximately $74 million representing deferred compensation plan payments for the respective participants’ 2005 and 2006 contingent benefits.

Operating Profit

Operating profit for the year ended December 31, 2007 increased 21% to $748 million compared to $620 million for the same period in 2006 as higher raw material costs and an increase in Other (charges) gains, net were more than offset by increases in net sales and proceeds received from an insurance recovery and a one time payment received. During the fourth quarter of 2007, we recorded insurance recoveries of approximately $40 million from a group of reinsurers in partial satisfaction of claims that we made based on losses resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. In addition, during the fourth quarter of 2007, we received $31 million as a one time payment in resolution of commercial disputes with a vendor. Also included in operating profit for the year ended December 31, 2007 is a $34 million gain related to the sale of the our Edmonton, Alberta, Canada facility.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased 8% in the year ended December 31, 2007 compared to the same period last year due primarily to improved performance from our Infraserv affiliates.

Interest Expense and Refinancing Expenses

Interest expense decreased $31 million for the year ended December 31, 2007 compared to the same period in 2006. The decrease was primarily related to lower interest rates on the new senior credit agreement compared to the interest rates on the senior discount notes and senior subordinated notes, which were repaid in April 2007 in conjunction with the debt refinancing (see Note 15 to the consolidated financial statements for more information). These decreases were partially offset by an increase in interest expense due to additional China financing activities in 2007.

In April 2007, we refinanced our outstanding debt by entering into a new senior credit agreement. As a result of the refinancing, we expensed $207 million of premiums paid on early redemption of debt. In addition, we expensed $33 million of unamortized deferred financing costs and premiums related to the former $2,454 million senior credit facility, senior discount notes and senior subordinated notes and $16 million of debt issuance and other refinancing expenses. These amounts were recorded as a component of Refinancing expenses in the consolidated statement of operations for the year ended December 31, 2007.

Income Taxes

Income tax expense decreased by $93 million to $110 million for the year ended December 31, 2007. The effective tax rate for continuing operations for the year ended December 31, 2007 was 25%, which is less than the combined US federal and state statutory rate of 39%. The effective tax rate for 2007 was favorably impacted by (1) an increase in unrepatriated low-taxed earnings including tax holidays and (2) the tax benefit related to German Tax Reform of $39 million recorded during the year ended December 31, 2007. These benefits are partially offset by the accounting treatment of recent tax law changes in Mexico. See Note 20 to the consolidated financial statements for additional information.

Earnings (Loss) from Discontinued Operations

Earnings from discontinued operations primarily relate to Acetyl Intermediates’ sale of its oxo products and derivatives businesses in February 2007, its shut down of its Edmonton, Canada methanol operations during the second quarter of 2007 and its Pentaerythritol (“PE”) operations, which were discontinued during the third quarter of 2006. As a result, revenues and expenses related to these businesses and operations are reflected as a component of discontinued operations. See Note 5 to the consolidated financial statements for the summary table of the results of operations for the discontinued operations.

Summary of Consolidated Results for the Year Ended December 31, 2006 compared with Year Ended December 31, 2005

Net Sales

For the year ended December 31, 2006, net sales increased by 10% to $5,778 million compared to the same period in 2005. An increase in pricing of 4% for the year ended December 31, 2006 driven by continued strong demand for the majority of our products and higher raw material and energy costs contributed to the improvement in net sales. Also, an increase in overall volumes of 3% for the year ended December 31, 2006, driven by our Advanced Engineered Materials and Consumer Specialties business segments, contributed to the increase in net sales. The volume increases are the results of increased market penetration from several of Advanced Engineered Materials’ key products, an improved business environment in Europe, continued growth in Asia and continued growth in new and existing applications from our Sunett® sweetener. Additionally, net sales from Acetex of $542 million contributed to the increase in net sales for the year ended December 31, 2006 as compared to $247 million of net sales from Acetex for the same period in 2005. The Acetex business was acquired in July 2005.

Gross Profit

Gross profit as a percentage of net sales remained relatively flat for the year ended December 31, 2006 (22.7%) compared to the same period in 2005 (22.9%). Overall higher raw material and energy costs were mostly offset by higher volumes and pricing. Volumes increased for such products as acetyls, acetyl derivative products, polyacetal products (“POM”), Vectra and GUR while overall pricing increased, driven by increases in acetyls and acetyl derivative products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $24 million to $536 million for the year ended December 31, 2006 compared to the same period in 2005. The increase consists of stock-based compensation expense of $20 million resulting from our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No 123(R)”), and $14 million related to our long-term incentive plan. Additionally, the year ended December 31, 2006 included additional selling, general and administrative expenses from the Acetex business, which was acquired in July 2005, as well as costs related to executive severance and legal costs associated with the Squeeze-Out of CAG shareholders of $23 million. These expenses were mostly offset by ongoing cost savings initiatives from the Advanced Engineered Materials and Consumer Specialties segments and lower costs in 2006 resulting from the divestiture of the Cyclo-olefine Copolymer business (“COC”) business, which occurred in 2005.

Other (Charges) Gains, Net

The components of Other (charges) gains, net for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005
	(In $ millions)

Employee termination benefits	(12)	(18)
Plant/office closures	1	(4)
Environmental related plant closures	—	(12)
Insurance recoveries associated with plumbing cases	5	34
Asset impairments	—	(25)
Other	(4)	(36)

Total Other (charges) gains, net	(10)	(61)

Other (charges) gains, net for the year ended December 31, 2006 decreased $51 million compared to the same period in 2005. The decrease was due to the absence of environmental related plant closures of $12 million, the absence of asset impairment charges of $25 million related to the divestiture of our COC business and the absence of $35 million related to the termination of advisor monitoring services, all of which were recorded in 2005. The decrease was partially offset by a reduction in insurance recoveries associated with plumbing cases of $29 million.

Operating Profit

Operating profit for the year ended December 31, 2006 increased 28% compared to the same period in 2005. This was principally driven by higher overall volumes and pricing, lower Other (charges) gains, net and productivity improvements. Also, the year ended December 31, 2006 included operating profit from Acetex of $5 million, an increase of $8 million compared to the same period in 2005.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates increased 49% in the year ended December 31, 2006 compared to the same period in 2005. The increase was primarily due to additional income of $8 million from the Infraserv affiliates, $4 million from our Advanced Engineered Materials affiliates as well as the absence of a $10 million loss from Estech GmbH, recorded in 2005.

Interest Expense and Refinancing Expenses

Interest expense remained relatively flat for the year ended December 31, 2006 compared to the same period in 2005.

Refinancing expenses decreased to $1 million for the year ended December 31, 2006 from $102 million in the same period in 2005. The decrease was due to the absence of $28 million related to accelerated amortization of deferred financing costs and $74 million related to early redemption premiums associated with the partial redemption of the senior subordinated notes, senior discount notes and floating rate term loan, both recorded in 2005.

Income Taxes

Income tax expense increased by $179 million to $203 million for the year ended December 31, 2006. The effective tax rate for 2006 was 39%, slightly higher than the combined US federal and state statutory rate of 37%. The effective tax rate was favorably impacted by unrepatriated low-taxed earnings, primarily in Singapore. The effective tax rate was unfavorably affected by (1) dividends and other passive income inclusions from foreign subsidiaries and equity investments, and (2) higher tax rates in certain foreign jurisdictions, primarily Germany. The effective rate reflects a partial benefit for the reversal of valuation allowance on earnings in the US of $5 million. Reversals of valuation allowance established at the original acquisition of CAG shares (see Note 2 to the consolidated financial statements for additional information) resulting from positive earnings or a change in judgment regarding the realizability of the net deferred tax asset are primarily reflected as a reduction of Goodwill, which amounted to $84 million in 2006.

Earnings (Loss) from Discontinued Operations

Earnings from discontinued operations primarily relate to Acetyl Intermediates’ sale of its oxo products and derivatives businesses in February 2007, its shut down of its Edmonton, Canada methanol operations during the second quarter of 2007 and its PE operations, which were discontinued during the third quarter of 2006. As a result, revenues and expenses related to these businesses and operations are reflected as a component of discontinued operations.

Selected Data by Business Segment — Year Ended December 31, 2007 Compared with Year Ended December 31, 2006 and Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

During the year ended December 31, 2007, we revised our reportable segments to reflect a change in how the Company is managed. The revised segments are Advanced Engineered Materials, Consumer Specialties, Industrial Specialties, Acetyl Intermediates and Other Activities.

	Year Ended December 31,			Year Ended December 31,
			Change			Change
	2007	2006	in $	2006	2005	in $
	(In $ millions)

Net Sales
Advanced Engineered Materials	1,030	915	115	915	887	28
Consumer Specialties	1,111	876	235	876	839	37
Industrial Specialties	1,346	1,281	65	1,281	1,061	220
Acetyl Intermediates	3,615	3,351	264	3,351	2,911	440
Other Activities	2	22	(20)	22	32	(10)
Inter-segment Eliminations	(660)	(667)	7	(667)	(460)	(207)

Total Net Sales	6,444	5,778	666	5,778	5,270	508

Other (Charges) Gains, Net
Advanced Engineered Materials	(4)	6	(10)	6	8	(2)
Consumer Specialties	(4)	—	(4)	—	(9)	9
Industrial Specialties	(23)	(11)	(12)	(11)	(7)	(4)
Acetyl Intermediates	72	—	72	—	(9)	9
Other Activities	(64)	(5)	(59)	(5)	(44)	39
Inter-segment Eliminations	(35)	—	(35)	—	—	—

Total Other (Charges) Gains, Net	(58)	(10)	(48)	(10)	(61)	51

Operating Profit
Advanced Engineered Materials	133	145	(12)	145	60	85
Consumer Specialties	199	165	34	165	128	37
Industrial Specialties	28	44	(16)	44	(4)	48
Acetyl Intermediates	616	456	160	456	486	(30)
Other Activities	(228)	(190)	(38)	(190)	(184)	(6)

Total Operating Profit	748	620	128	620	486	134

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Advanced Engineered Materials	189	201	(12)	201	116	85
Consumer Specialties	235	185	50	185	127	58
Industrial Specialties	28	43	(15)	43	(4)	47
Acetyl Intermediates	694	519	175	519	555	(36)
Other Activities	(699)	(422)	(277)	(422)	(518)	96

Total Earnings from Continuing Operations Before Tax and Minority Interests	447	526	(79)	526	276	250

	Year Ended December 31,			Year Ended December 31,
			Change			Change
	2007	2006	in $	2006	2005	in $
	(In $ millions)

Depreciation & Amortization
Advanced Engineered Materials	69	65	4	65	60	5
Consumer Specialties	51	39	12	39	41	(2)
Industrial Specialties	59	59	—	59	47	12
Acetyl Intermediates	106	101	5	101	110	(9)
Other Activities	6	5	1	5	9	(4)

Total Depreciation & Amortization	291	269	22	269	267	2

Factors Affecting Year Ended December 31, 2007 Segment Net Sales Compared to Year Ended December 31, 2006

The charts below set forth the percentage increase (decrease) in net sales attributable to each of the factors indicated in each of our business segments.

	Volume	Price	Currency	Other		Total
	In percentages

Advanced Engineered Materials	9	(1)	5	—		13
Consumer Specialties	(4)	4	1	26	(b)	27
Industrial Specialties	(1)	2	5	(1	)(c)	5
Acetyl Intermediates	(5)	9	4	—		8
Total Company(a)	(2)	6	4	4		12

Factors Affecting Year Ended December 31, 2006 Segment Net Sales Compared to Year Ended December 31, 2005

	Volume	Price	Currency	Other		Total
	In percentages

Advanced Engineered Materials	6	—	(1)	(2	)(d)	3
Consumer Specialties	1	3	—	—		4
Industrial Specialties	1	3	1	16	(e)	21
Acetyl Intermediates	3	5	1	6	(f)	15
Total Company(a)	3	4	1	2		10

(a)	Includes the effects of the captive insurance companies.

(b)	Includes net sales from the APL acquisition.

(c)	Includes loss of sales related to the AT Plastics’ Films business.

(d)	Includes loss of sales related to COC divestiture.

(e)	Includes net sales from AT Plastic business.

(f)	Includes net sales from the Acetex business.

Summary by Business Segment — Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Advanced Engineered Materials

	Year Ended December 31,		Change
	2007	2006	in $
	In $ millions (except for percentages)

Net sales	1,030	915	115
Net sales variance:
Volume	9%
Price	(1)%
Currency	5%
Other	0%
Operating profit	133	145	(12)
Operating margin	12.9%	15.8%
Other (charges) gains, net	(4)	6	(10)
Earnings from continuing operations before tax and minority interests	189	201	(12)
Depreciation and amortization	69	65	4

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. The primary products of Advanced Engineered Materials are POM and GUR. POM is used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

Advanced Engineered Materials’ net sales increased 13% to $1,030 million for the year ended December 31, 2007 compared to the same period in 2006 primarily due to volume growth in all major business lines and favorable currency impacts of 5% (primarily related to the Euro) partially offset by a slight decline in pricing. Overall volume for the year increased 9% principally driven by increased market penetration, successful implementation of new projects and a continued strong business environment, particularly in Europe. Advanced Engineered Materials experienced a slight decline in average pricing primarily driven by a larger mix of sales from lower priced products.

Operating profit decreased to $133 million for the year ended December 31, 2007 compared to $145 million for the same period in 2006 as higher volumes and favorable currency impacts (particularly related to the Euro) were more than offset by higher energy costs, increased Other (charges) gains, net and slightly lower average pricing. Other (charges) gains, net increased primarily due to $2 million of deferred compensation plan expenses and $5 million of Kelsterbach plant relocation costs, both incurred in 2007.

Earnings from continuing operations before tax and minority interests decreased 6% to $189 million for the year ended December 31, 2007 compared to the same period in 2006 primarily due to lower operating profits in 2007 driven by increased Other (charges) gains, net as discussed above.

Consumer Specialties

	Year Ended December 31,		Change
	2007	2006	in $
	In $ millions (except for percentages)

Net sales	1,111	876	235
Net sales variance:
Volume	(4)%
Price	4%
Currency	1%
Other	26%
Operating profit	199	165	34
Operating margin	17.9%	18.8%
Other (charges) gains, net	(4)	—	(4)
Earnings from continuing operations before tax and minority interests	235	185	50
Depreciation and amortization	51	39	12

Our Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses. Our Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake which is processed into acetate fiber in the form of a tow band. The successful completion of the acquisition of APL on January 31, 2007 further increases our global position and enhances our ability to serve our customers. Our Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Consumer Specialties’ net sales increased 27% to $1,111 million for the year ended December 31, 2007 compared to the same period in 2006 primarily driven by additional net sales from the APL acquisition completed on January 31, 2007. Net sales for APL were $227 million during the year ended December 31, 2007. Higher pricing for acetate tow and flake products, higher Sunett® sweetener volumes and favorable currency impacts (particularly related to the Euro) for the Nutrinova business also contributed to the overall increase in net sales. Higher Sunett® sweetener volumes reflected the continued growth in the global beverage and confectionary markets. These increases were partially offset by lower acetate flake volumes and Nutrinova’s exit of non-core lower margin trade business during the fourth quarter of 2006. The decrease in acetate flake volumes was due primarily to the shift in production of acetate flake to our China ventures.

Operating profit increased $34 million for the year ended December 31, 2007 compared to the same period in 2006. Higher overall pricing more than offset increases in raw material costs. Higher overall costs were primarily due to price increases in wood pulp, acetyls (used as raw materials in acetate flake production) and acetate flake as well as expenses associated with the continued integration of APL. Other (charges) gains, net during the year ended December 31, 2007 includes $3 million of deferred compensation plan expenses, $5 million of other restructuring charges and insurance recoveries from a group of reinsurers of approximately $5 million for partial satisfaction of the losses resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Also included in operating profit for the year ended December 31, 2007 is a $22 million gain related to the sale of the our Edmonton, Alberta, Canada facility.

Earnings from continuing operations before tax and minority interests increased $50 million to $235 million for the year ended December 31, 2007 compared to the same period in 2006. The increase was driven principally by the changes in operating profit discussed above and an increase of $16 million in dividends received from our China ventures during the year ended December 31, 2007 compared to the same period in 2006.

Depreciation and amortization increased $12 million to $51 million for the year ended December 31, 2007 compared to the same period in 2006 primarily driven by the acquisition of APL in 2007.

Industrial Specialties

	Year Ended December 31,		Change
	2007	2006	in $
	In $ millions (except for percentages)

Net sales	1,346	1,281	65
Net sales variance:
Volume	(1)%
Price	2%
Currency	5%
Other	(1)%
Operating profit	28	44	(16)
Operating margin	2.1%	3.4%
Other (charges) gains, net	(23)	(11)	(12)
Earnings from continuing operations before tax and minority interests	28	43	(15)
Depreciation and amortization	59	59	—

Our Industrial Specialties segment includes our Emulsions, PVOH and AT Plastics businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate/ethylene emulsions and is the recognized authority on low VOC (volatile organic compounds), an environmentally-friendly technology. Also a global leader, our PVOH business produces and sells a broad portfolio of performance PVOH chemicals engineered to meet specific customer requirements. Our emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. AT Plastics offers a complete line of low-density polyethylene and specialty, ethylene vinyl acetate copolymers. AT Plastics’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing and automotive carpeting.

Industrial Specialties’ net sales for the year ended December 31, 2007 increased 5% to $1,346 million compared to the same period in 2006 primarily driven by pricing increases and favorable currency impacts (particularly related to the Euro) of 5% partially offset by a slight decrease in volumes. Higher overall pricing, particularly in our emulsions and PVOH products, was primarily due to market tightness and increasing raw materials costs which allowed for upward movement in pricing across all regions. Lower volumes were primarily driven by the tight supply of VAM, a major raw material used in the production of emulsions products. This was a result of the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility and other global planned and unplanned production outages in the chemical industry during the year ended December 31, 2007. The increase in net sales was partially offset by the absence of net sales from the AT Plastics’ Films business, which was divested during the third quarter of 2007.

Operating profit decreased $16 million to $28 million for the year ended December 31, 2007 compared to the same period in 2006. Higher prices and favorable currency impacts (particularly related to the Euro) were more than offset by the increase in Other (charges) gains, net. Other (charges) gains, net for the year ended December 31, 2007 included $14 million of employee termination benefits, $3 million for an impairment of long-lived assets and $5 million of accelerated depreciation expense for our Warrington plant. These increases were a result of our plan to simplify and optimize our Emulsions and PVOH businesses to become a leader in technology and innovation and grow in both new and existing markets. Other (charges) gains, net for the year ended December 31, 2007 also included approximately $6 million of goodwill impairment. The increase in Other (charges) gains, net was partially offset by insurance recoveries from a group of reinsurers of approximately $7 million for partial satisfaction of the losses resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Additionally, operating profit decreased by approximately $7 million during the year ended December 31, 2007 as a result of the loss on the divestiture of our AT Plastics’ Films business.

Earnings from continuing operations before tax and minority interests decreased $15 million to $28 million for the year ended December 31, 2007 compared to the same period in 2006 principally driven by lower operating profits.

Acetyl Intermediates

	Year Ended December 31,		Change
	2007	2006	in $
	In $ millions (except for percentages)

Net sales	3,615	3,351	264
Net sales variance:
Volume	(5)%
Price	9%
Currency	4%
Other	0%
Operating profit	616	456	160
Operating margin	17%	13.6%
Other (charges) gains, net	72	—	72
Earnings from continuing operations before tax and minority interests	694	519	175
Depreciation and amortization	106	101	5

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Acetyl Intermediates’ net sales for the year ended December 31, 2007 increased 8% to $3,615 million compared to the same period in 2006 driven by pricing increases and favorable currency impacts (particularly related to the Euro) of 4% partially offset by lower volumes. Tight supply of acetyl products caused by global planned and unplanned production outages in the industry and higher methanol and ethylene prices were the drivers of the price increases. Lower volumes in 2007 were the result of lower product availability due to the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. However, the decrease in volumes from the Clear Lake, Texas facility was partially offset by the successful startup of our acetic acid plant in Nanjing, China and externally procured product.

Operating profit increased to $616 million for the year ended December 31, 2007 compared to $456 million in the same period in 2006. Higher pricing, favorable currency impacts (particularly related to Euro) and an improvement in Other (charges) gains, net were partially offset by higher raw material costs. Other (charges) gains, net for the year ended December 31, 2007 included $4 million of employee termination benefits and $5 million of expenses related to accelerated depreciation expense, both associated with the pending sale of our Pampa, Texas plant, and $10 million for deferred compensation plan expenses. These charges were more than offset by $31 million related to a one time payment received in resolution of commercial disputes with a vendor and insurance recoveries from a group of reinsurers of approximately $28 million for partial satisfaction of the losses resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Acetyl Intermediates also received $35 million of insurance recoveries from our captive insurance companies relating to the unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. This amount is included in Acetyl Intermediates’ Other (charges) gains, net but is properly eliminated in our consolidated statement of operations. Operating profit also includes a gain on the sale of our Edmonton facility of $12 million.

Earnings from continuing operations before tax and minority interests increased $175 million to $694 million for the year ended December 31, 2007 compared to the same period in 2006 primarily driven by higher operating profit and an increase in dividend income from our cost investments. Dividend income from our National Methanol

Company cost investment increased $24 million due to increased earnings for the year ended December 31, 2007 compared to the same period in 2006.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and the captive insurance companies.

Net sales for Other Activities decreased to $2 million from $22 million for the year ended December 31, 2007 compared to the same period in 2006. This decrease was principally driven by the decrease in third-party revenues from our captive insurance companies.

Operating loss increased to $228 million for the year ended December 31, 2007 compared to $190 million in the same period in 2006. This increase was principally driven by an increase in Other (charges) gains, net more than offsetting a decrease in Selling, general and administrative expenses. Other (charges) gains, net increased primarily due to $59 million of deferred compensation plan costs expensed in 2007. Selling, general and administrative expenses decreased for the year ended December 31, 2007 primarily due to the absence of executive severance and legal costs associated with the Squeeze-Out of $23 million and long-term incentive plan expenses of $20 million recorded in 2006.

Loss from continuing operations before tax and minority interests increased $277 million to $699 million for the year ended December 31, 2007 compared to the same period in 2006. The increase was primarily driven by the increase in operating loss discussed above and higher refinancing expenses incurred in 2007, partially offset by lower interest expense. During the year ended December 31, 2007, we incurred $256 million of refinancing expenses associated with the April 2, 2007 debt refinancing. Interest expense decreased $31 million during the year ended December 31, 2007 compared to the same period in 2006 primarily related to lower interest rates on the new senior credit agreement compared to the interest rates on the senior discount notes and senior subordinated notes, which were repaid in April 2007 in conjunction with the debt refinancing. In addition, during the year ended December 31, 2007, we incurred approximately $26 million of mark-to-market loss on the cross currency swap and the Euro denominated term loan that had been used as a hedge of our net investment in our European subsidiaries.

Summary by Business Segment — Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Advanced Engineered Materials

	Year Ended December 31,		Change
	2006	2005	in $
	In $ millions (except for percentages)

Net sales	915	887	28
Net sales variance:
Volume	6%
Price	0%
Currency	(1)%
Other	(2)%
Operating profit	145	60	85
Operating margin	15.8%	6.8%
Other (charges) gains, net	6	8	(2)
Earnings from continuing operations before tax and minority interests	201	116	85
Depreciation and amortization	65	60	5

Advanced Engineered Materials’ net sales increased 3% to $915 million for the year ended December 31, 2006 compared to the same period in 2005. The increase for the year was primarily driven by 6% higher volumes. Volumes increased in all product lines due to increased market penetration and a stronger business environment in

Europe. Improved volumes during 2006 were partially offset by the absence of net sales from the COC business, which was divested in December 2005. During the year ended December 31, 2005, COC recorded approximately $19 million in net sales.

Operating profit increased to $145 million for the year ended December 31, 2006 compared to $60 million for the same period in 2005 as improved net sales more than offset higher raw material and energy costs. Also contributing to the increases are positive effects from the exit of the COC business (including a reduction in Other (charges) gains, net due to the 2005 asset impairment charge of $25 million), productivity improvements and lower spending due to an organizational redesign. During the year ended December 31, 2005, COC recorded an operating loss of $69 million, including asset impairments mentioned above.

Earnings from continuing operations before tax and minority interests increased 73% to $201 million for the year ended December 31, 2006 compared to the same period in 2005. This increase is primarily due to the increases in operating profit. Equity in net earnings of affiliates increased $4 million for the year ended December 31, 2006 compared to the same period in 2005.

Consumer Specialties

	Year Ended December 31,		Change
	2006	2005	in $
	In $ millions (except for percentages)

Net sales	876	839	37
Net sales variance:
Volume	1%
Price	3%
Currency	0%
Other	0%
Operating profit	165	128	37
Operating margin	18.8%	15.3%
Other (charges) gains, net	—	(9)	9
Earnings from continuing operations before tax and minority interests	185	127	58
Depreciation and amortization	39	41	(2)

Consumer Specialties’ net sales for the year ended December 31, 2006 increased 4% to $876 million compared to the same period in 2005 primarily driven by a 3% increase in pricing as higher overall pricing in the Acetate Products business more than offset the lower pricing for Sunett® sweetener products. Sunett® sweetener pricing declined on lower unit selling prices associated with higher volumes to Nutrinova’s major customers. Overall volumes for Consumer Specialties increased slightly driven by higher Sunett® volumes due to strong demand from Nutrinova’s customers associated with new product launches as well as the impact from the warmer than normal temperatures in Europe and North America in 2006. The increase in volumes was partially offset by lower acetate tow volumes in the Acetate Products business, which were a result of shutting down our Canadian tow plant, and lower sales to China, which was due to the expansion of our China tow ventures.

Operating profit increased to $165 million for the year ended December 31, 2006 compared to $128 million in the same period in 2005. Higher overall pricing in the Acetate Products business, volume growth for Sunett® sweetener products and lower Other (charges) gains, net more than offset higher raw material costs, lower acetate tow volumes and lower Sunett® pricing. The lower Other (charges) gains, net was due primarily to the absence of $7 million of environmental related plant closure costs recorded in 2005.

Earnings from continuing operations before tax and minority interests increased 46% to $185 million for the year ended December 31, 2006 compared to the same period in 2005. The increase is primarily due to higher operating profits as well as an increase of $19 million in dividends from our China ventures received in 2006.

Industrial Specialties

	Year Ended December 31,		Change
	2006	2005	in $
	In $ millions (except for percentages)

Net sales	1,281	1,061	220
Net sales variance:
Volume	1%
Price	3%
Currency	1%
Other	16%
Operating profit (loss)	44	(4)	48
Operating margin	3.4%	(0.4)%
Other (charges) gains, net	(11)	(7)	(4)
Earnings (loss) from continuing operations before tax and minority interests	43	(4)	47
Depreciation and amortization	59	47	12

Industrial Specialties’ net sales for the year ended December 31, 2006 increased 21% to $1,281 million compared to the same period in 2005 primarily driven by higher pricing and inclusion of sales from the AT Plastics business. Net sales for AT Plastics increased to $235 million for the year ended December 31, 2006 compared to $112 million for the same period in 2005. The increase in AT Plastics net sales is primarily due to a full year of sales activity in 2006 compared to five months of activity in 2005 as AT Plastics was acquired in July 2005. Overall pricing increased 3% driven by continued strong demands for the majority of our products and increasing raw material costs. Higher volumes and favorable currency impacts (particularly related to the Euro) also contributed to the overall increase in net sales.

Operating profit increased to $44 million for the year ended December 31, 2006 compared to an operating loss of $4 million in the same period in 2005 as pricing increases and an increase in operating profit from the AT Plastics business more than offset raw material price increases. Operating profit from the AT Plastics business increased $17 million in 2006 compared to the same period in 2005 primarily due to a full year of sales activity in 2006 compared to five months of activity in 2005.

Earnings from continuing operations before tax and minority interests increased $47 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to the increase in operating profit discussed above.

Acetyl Intermediates

	Year Ended December 31,		Change
	2006	2005	in $
	In $ millions (except for percentages)

Net sales	3,351	2,911	440
Net sales variance:
Volume	3%
Price	5%
Currency	1%
Other	6%
Operating profit	456	486	(30)
Operating margin	13.6%	16.7%
Other (charges) gains, net	—	(9)	9
Earnings from continuing operations before tax and minority interests	519	555	(36)
Depreciation and amortization	101	110	(9)

Acetyl Intermediates’ net sales increased 15% to $3,351 million for the year ended December 31, 2006 compared to the same period in 2005. Pricing increased for most products driven primarily by the acetyl business lines. Higher pricing was a result of continued strong demand for the majority of our products and higher raw material costs. Overall volumes increased 3% for the year ended December 31, 2006 compared to the same period in 2005 primarily due to increased demand in Asia. Net sales also increased due to $307 million of net sales from Acetex (excluding AT Plastics), which was acquired in July 2005, an increase of $172 million compared to the same period in 2005.

Operating profit decreased 6% to $456 million for the year ended December 31, 2006 compared to the same period in 2005 as higher raw material costs and natural gas prices more than offset strong demands for our acetyl products and lower Other (charges) gains, net. The lower Other (charges) gains, net was due to the absence of $6 million of severance costs associated with the closure of the Edmonton Methanol plant and $5 million of environmental related plant closure costs, both recorded in 2005.

Earnings from continuing operations before tax and minority interests decreased 6% to $519 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to lower operating profits and lower dividend income from our cost investments.

Other Activities

Net sales for Other Activities decreased to $22 million from $32 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to the absence of $8 million of net sales resulting from the sale of PBI and Vectran product lines during the second quarter of 2005.

Operating loss increased to $190 million for the year ended December 31, 2006 compared to a loss of $184 million in the same period in 2005. The operating loss increased during the year due to executive severance and legal costs of $23 million associated with the Squeeze-Out of CAG shareholders, stock-based compensation expense of $20 million resulting from our adoption of SFAS No. 123(R) and $14 million related to our long-term incentive plan. The increase was partially offset by the absence of $45 million of Other (charges) gains, net related to the 2005 advisor monitoring fee and the termination of advisor monitoring services agreement during the first quarter of 2005.

Loss from continuing operations before tax and minority interests improved to a loss of $422 million from a loss of $518 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to a decrease in refinancing expenses of $101 million. Lower refinancing expenses are due to the absence of $28 million related to accelerated amortization of deferred financing costs and $74 million related to early redemption premiums associated with the partial redemption of the senior subordinated notes, senior discount notes and floating rate term loan, both recorded in 2005.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have availability under our senior credit agreement to assist, if required, in meeting our working capital needs and other contractual obligations. We believe we will have available resources to meet our liquidity requirements, including debt service, for the remainder of 2008. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

Cash Flows

Cash and cash equivalents as of December 31, 2007 were $825 million, which was an increase of $34 million from December 31, 2006. Cash and cash equivalents as of December 31, 2006 were $791 million, which was an increase of $401 million from December 31, 2005. See below for details on the change in cash and cash equivalents from December 31, 2006 to December 31, 2007 and the change in cash and cash equivalents from December 31, 2005 to December 31, 2006.

Net Cash Provided by Operating Activities

Cash flow provided by operating activities decreased to a cash inflow of $566 million in 2007 compared to a cash inflow of $751 million for the same period in 2006. The decrease in operating cash flows was primarily due to adjustments to cash for discontinued operations and an increase in working capital, partially offset by an increase in earnings from continuing operations. Adjustments to cash for discontinued operations of $84 million relates primarily to working capital changes of the oxo products and derivatives businesses and the shut down of our Edmonton, Canada methanol facility during 2007. Earnings from continuing operations increased to $336 million during the year ended December 31, 2007 compared with $319 million for the same period in 2006.

Cash provided by operating activities was $751 million for the year ended December 31, 2006 compared with $701 million for the same period in 2005. The increase in operating cash flows was due primarily to an increase in earnings from continuing operations partially offset by an increase in cash used from changes in operating assets and liabilities. Earnings from continuing operations increased to $319 million for the year ended December 31, 2006 compared with $214 million for the same period in 2005. The changes in operating assets and liabilities were driven primarily by higher trade and other receivables offset by higher trade payables. The increase in receivables is due to higher net sales. The increase in trade payables is due to the timing of payments.

Net Cash Provided by/Used in Investing Activities

Net cash from investing activities improved to a cash inflow of $143 million in 2007 compared to a cash outflow of $268 million in 2006. The increase in cash inflow was primarily due to the proceeds from the sale of our oxo products and derivatives businesses partially offset by the cash outflow for the APL acquisition. Additionally, our cash outflow for capital expenditures during the year ended December 31, 2007 was $44 million higher compared to the same period in 2006. During the year ended December 31, 2006, we increased restricted cash by $42 million related to the anticipated payment to minority shareholders for their remaining CAG shares. During the year ended December 31, 2007, as a result of the completion of the Squeeze-Out (see Note 2 to the consolidated financial statements) and the payment to minority shareholders for their remaining CAG shares, restricted cash decreased $46 million.

Net cash from investing activities improved to a cash outflow of $268 million in 2006 compared to a cash outflow of $907 million in 2005. The decrease in cash outflow is primarily due to cash paid of $473 million for the purchase of additional CAG shares in 2005, $216 million for the purchase of Acetex in July 2005 and $198 million for the purchase of Vinamul in February 2005. These decreases were offset by the net effect of an increase in cash paid for capital expenditures of $41 million, an increase in restricted cash of $42 million, a decrease in net proceeds from the sale and purchase of marketable securities of $42 million, proceeds received for the Kelsterbach plant relocation of $26 million in 2006, the net effect of a decrease in investing cash used in discontinued operations of $105 million, a decrease in fees associated with the 2005 acquisitions of $29 million and a decrease in the proceeds received from the sales of assets of $25 million.

Our cash outflow for capital expenditures were $288 million, $244 million and $203 million for the years ended December 31, 2007, 2006 and 2005, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental, health and safety initiatives. Capital expenditures in 2007, 2006 and 2005 included costs for the expansion of our Nanjing, China site into an integrated chemical complex. Cash outflows for capital expenditures are expected to be approximately $300 million in 2008.

Net Cash Used in Financing Activities

Net cash from financing activities increased to a cash outflow of $714 million in 2007 compared to a cash outflow of $108 million in the same period in 2006. The decrease primarily relates to the repurchase of shares of our Series A common stock and the debt refinancing as discussed in Notes 18 and 15 to the consolidated financial statements, respectively. This decrease was partially offset by $69 million of proceeds received from the exercise of stock options. Primarily as a result of the debt refinancing, we incurred a net cash outflow of $119 million related to repayments of our debt and approximately $240 million for various refinancing expenses during the year ended December 31, 2007. Furthermore, we paid a total of $403 million to repurchase shares of our Series A common stock during the year ended December 31, 2007.

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

In addition, exchange rate effects on cash and cash equivalents increased to a favorable currency effect of $39 million in 2007 from a favorable currency effect of $26 million in 2006. Exchange rate effects on cash and cash equivalents increased to a favorable currency effect of $26 million in 2006 from an unfavorable currency effect of $98 million in 2005.

Liquidity

Our contractual obligations, commitments and debt service requirements over the next several years are significant. As stated above, our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have availability under our senior credit agreement to assist, if required, in meeting our working capital needs and other contractual obligations.

On a stand alone basis, we have no material assets other than the stock of our subsidiaries and no independent external operations of our own. As such, we generally will depend on the cash flow of our subsidiaries to meet our obligations under our preferred stock, our Series A common stock and our senior credit agreement.

Debt Refinancing

In March 2007, we announced a comprehensive recapitalization plan to refinance our debt and repurchase outstanding shares of our Series A common stock. On April 2, 2007, we, through certain of our subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of US dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR

(for Euros), as applicable, or, for US dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly commencing in July 2007. The remaining principal amount of the term loans will be due on April 2, 2014.

Proceeds from the new senior credit agreement, together with available cash, were used to retire our $2,454 million amended and restated (January 2005) senior credit facilities, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and an approximate $228 million credit-linked revolving facility terminating in 2009, and to retire all of our Senior Subordinated Notes and Senior Discount Notes as discussed below.

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

As a result of the refinancing, we incurred $207 million of premiums paid on early redemption of debt which is included in Refinancing expenses on the accompanying consolidated statements of operations for the year ended December 31, 2007. In addition, we expensed $33 million of unamortized deferred financing costs and premiums related to the former $2,454 million senior credit facility, Senior Discount Notes and Senior Subordinated Notes and $16 million of debt issuance and other refinancing expenses.

In connection with the refinancing, we recorded deferred financing costs of $39 million related to the new senior credit agreement, which are included in long-term Other assets on the accompanying consolidated balance sheet as of December 31, 2007 and are being amortized over the term of the new senior credit agreement. The deferred financing costs consist of $23 million of costs incurred to acquire the new senior credit agreement and $16 million of debt issue costs existing prior to the refinancing which were retained and are being amortized over the term of the new senior credit agreement. As a result of the refinancing, we incurred, for the period April 2007 to July 2007, approximately $26 million of mark-to-market loss on the cross currency swap and the Euro denominated term loan that had been used as a hedge of our net investment in our European subsidiaries. The loss is included in Other income (expense), net in the consolidated financial statements. We designated the net investment hedge as such during July 2007.

As of December 31, 2007, there were $129 million of letters of credit issued under the credit-linked revolving facility and $99 million remained available for borrowing. As of December 31, 2007, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $650 million remained available for borrowing.

As of December 31, 2007, we had total debt of $3,556 million and cash and cash equivalents of $825 million. As of December 31, 2007, net debt (total debt less cash and cash equivalents) increased to $2,731 million from $2,707 million as of December 31, 2006. Increases to net debt during the year ended December 31, 2007 included capital expenditures of $288 million, foreign currency impacts of $91 million, additional capital lease obligations of $76 million, purchases of treasury stock of $403 million, cash outflows of $240 million related to refinancing fees paid on the April 2, 2007 debt refinancing and cash outflows of $269 million for acquisitions and related fees completed in 2007. These increases in net debt were partially offset by cash flows from operations of $566 million, proceeds received from the sale of businesses and assets of $715 million and proceeds received from stock option exercises of $69 million.

Commitments Relating to Share Capital

Holders of our preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available, cash dividends at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. As of December 31, 2007, the dividend is expected to result in an annual payment of approximately $10 million. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.25 shares of our Series A common stock, subject to adjustments, per $25.00 liquidation preference of the preferred stock. For the years ended December 31, 2007, 2006 and 2005, we paid $10 million, $10 million and $8 million, respectively, of cash dividends on our preferred stock. On January 4, 2008, we declared a $3 million cash dividend on our convertible perpetual preferred stock, which was paid on February 1, 2008.

In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our Board of Directors in its sole discretion determines otherwise. For the years ended December 31, 2007, 2006 and 2005, we paid $25 million, $26 million and $13 million, respectively, in cash dividends on our Series A common stock. On January 4, 2008, we declared a $6 million cash dividend which was paid on February 1, 2008. Based upon the number of outstanding shares as of December 31, 2007, the dividend is expected to result in an annual payment of approximately $24 million in 2008. However, there is no assurance that sufficient cash or surplus will be available to pay the remainder of the anticipated 2008 cash dividend.

Other Obligations

Contractual Debt and Cash Obligations.  The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2007.

	Expiration per Period
		Less Than			After 5
Fixed Contractual Debt and Cash Obligations	Total	1 Year	Years 2 & 3	Years 4 & 5	Years
	(In $ millions)

Term Loans Facility	2,855	29	57	57	2,712
Interest Payments on Debt(1)	1,662	242	456	438	526
Capital Lease Obligations	110	4	8	10	88
Other Debt(2)	593	239	77	60	217

Total Fixed Contractual Debt Obligations	5,220	514	598	565	3,543
Operating Leases	303	64	85	62	92
Unconditional Purchase Obligations	3,156	748	1,031	636	741
FIN 48 Obligations, Including Interest and Penalties(3)	236	—	—	—	236
Other Contractual Obligations	448	260	81	49	58

Total Fixed Contractual Debt and Cash Obligations	9,363	1,586	1,795	1,312	4,670

(1)	For future interest expense, we assumed no change in variable rates. See Note 15 to the consolidated financial statements for the applicable interest rates.

(2)	Does not include a $2 million reduction due to purchase accounting.

(3)	Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to our Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) obligations, including interest and penalties. These amounts are therefore reflected in “After 5 Years”.

Other Debt.  Other debt of $593 million is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and other bank obligations.

Unconditional Purchase Obligations.  Unconditional Purchase Obligations primarily include take or pay contracts. We do not expect to incur any material losses under these contractual arrangements. In addition, these contracts may include variable price components.

Other Contractual Obligations.  Other Contractual Obligations primarily includes committed capital spending and fines associated with the US antitrust settlement described in Note 24 to the consolidated financial statements. Also included in Other Contractual Obligations is a €99 million fine from the European Commission related to antitrust matters in the sorbates industry, which is pending an appeal. We are indemnified by a third party for 80% of the expenses relating to these matters, which is not reflected in the amount above.

As of December 31, 2007, we have contractual guarantees and commitments as follows:

		Expiration per Period
		Less Than			After 5
Contractual Guarantees and Commitments	Total	1 Year	Years 2 & 3	Years 4 & 5	Years
	(In $ millions)

Financial Guarantees	34	7	16	11	—
Standby Letters of Credit	129	129	—	—	—

Contractual Guarantees and Commitments	163	136	16	11	—

We are secondarily liable under a lease agreement which we assigned to a third party. The lease expires on April 30, 2012. The lease liability for the period from January 1, 2008 to April 30, 2012 is estimated to be approximately $34 million.

Standby letters of credit of $129 million outstanding as of December 31, 2007 are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements. The stand-by letters of credit include approximately $33 million related to obligations associated with the sorbates antitrust matters as described in the “Other Contractual Obligations” above.

Deferred Compensation.  In May 2007, the Original Shareholders sold their remaining equity interest in our Company (see Note 18 to the consolidated financial statements for additional information) triggering an Exit Event, as defined in Note 21 to the consolidated financial statements. Cash compensation of approximately $74 million, representing the participants’ 2005 and 2006 contingent benefits, was paid to the participants during the year ended December 31, 2007. See Note 21 to the consolidated financial statements for additional information.

On April 2, 2007, certain participants in our deferred compensation plan elected to participate in a revised program, which includes both cash awards and restricted stock units. Under the revised program, participants relinquished their cash awards of up to $30 million that would have contingently accrued from 2007-2009 under the original plan. See additional discussion of the revised program in Note 21 to the consolidated financial statements. Based on current participation in the revised program, the awards, which will be expensed between April 2, 2007 and December 31, 2010, aggregate to approximately $27 million plus notional earnings. We expensed approximately $6 million during the year ended December 31, 2007 related to the revised program.

In December 2007, we adopted a deferred compensation plan whereby we offered certain of our senior employees and directors the opportunity to defer a portion of their compensation in exchange for a future payment amount equal to their deferments plus or minus certain amounts based upon the market-performance of specified measurement funds selected by the participant. Participants were required to make deferral elections under the plan in December 2007, and such deferrals will be withheld from their compensation during the year ending December 31, 2008. This plan became effective January 1, 2008.

Long-Term Incentive Plan.  On February 16, 2007, approximately $26 million was paid to the long-term incentive plan (“LTIP”) plan participants. There are no additional amounts due under the LTIP plan. See Note 21 to the consolidated financial statements for additional information.

Purchases of Treasury Stock.  In conjunction with the debt refinancing discussed above, we, through our wholly-owned subsidiary Celanese International Holdings Luxembourg S.à r.l. (“CIH”), repurchased 2,021,775 shares of our outstanding Series A common stock in a modified “Dutch Auction” tender offer from public shareholders, which expired on April 3, 2007, at a purchase price of $30.50 per share. The total price paid for these shares was approximately $62 million. The number of shares purchased in the tender offer represented approximately 1.3% of our outstanding Series A common stock at that time. We also separately purchased, through our wholly-owned subsidiary CIH, 329,011 shares of our Series A common stock at $30.50 per share from the investment funds associated with The Blackstone Group L.P. The total price paid for these shares was approximately $10 million. The number of shares purchased from Blackstone represented approximately 0.2% of our outstanding Series A common stock at that time.

Additionally, on June 4, 2007, our Board of Directors authorized the repurchase of up to $330 million of our Series A common stock. During the year ended December 31, 2007, we repurchased 8,487,700 shares of our Series A common stock at an average purchase price of $38.88 per share for a total of approximately $330 million pursuant to this authorization. We completed repurchasing shares under this authorization during July 2007.

These purchases reduced the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ equity.

On February 8, 2008, our Board of Directors authorized the repurchase of up to $400 million of our Series A common stock. The authorization gives management discretion in determining the conditions under which shares may be repurchased. As of February 29, 2008, we have repurchased 64,400 shares of our Series A common stock at an average purchase price of $39.86 per share for a total of approximately $3 million in connection with this authorization.

Domination Agreement.  The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004 and cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. Our subsidiaries, CIH, formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, we may not have sufficient funds for payments on our indebtedness when due. We have not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect.

Squeeze-Out Payment.  The Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, after several lawsuits by minority shareholders challenging the shareholders’ resolution approving the Squeeze-Out were withdrawn pursuant to a settlement agreement entered into between plaintiff shareholders, the Purchaser and CAG on the same day. An aggregate purchase price of approximately €62 million was paid to minority shareholders in January 2007 as fair cash compensation for the acquisition of their shares in CAG, excluding direct acquisition costs of approximately €2 million. See Note 5 to the consolidated financial statements for additional information.

Pension and Other Postretirement Obligations.  Our contributions for pension and postretirement benefits are expected to be $40 million and $34 million, respectively, in 2008.

Other Matters

Plumbing Actions and Sorbates Litigation

We are involved in a number of legal proceedings and claims incidental to the normal conduct of our business. For the year ended December 31, 2007, there were $23 million of cash inflows in connection with the plumbing actions and sorbates litigation. For the year ended December 31, 2006, there were $14 million of cash inflows in connection with the plumbing actions and sorbates litigation. In February 2005, we settled with an insurance carrier and received cash proceeds of $44 million in March 2005 and in December 2005, we received $30 million in additional settlements. As of December 31, 2007 and 2006, there were reserves of $235 million and $214 million, respectively, for these matters. In addition, we have receivables from insurance companies and Hoechst, or its legal successors, in connection with the plumbing and sorbates matters of $137 million and $141 million as of December 31, 2007 and 2006, respectively.

Although it is impossible at this time to determine with certainty the ultimate outcome of these matters, we believe, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on our financial position, but could have a material adverse effect on our results of operations or cash flows in any given accounting period. See Note 24 to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements.

Market Risks

Please see “Quantitative and Qualitative Disclosure about Market Risk” under Item 7A of this Form 10-K for additional information about our Market Risks.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We believe the following accounting polices and estimates are critical to understanding the financial reporting risks present in the current economic environment. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See Note 3 to the consolidated financial statements for a more comprehensive discussion of our significant accounting policies.

Recoverability of Long-Lived Assets

Our business is capital intensive and has required, and will continue to require, significant investments in property, plant and equipment. As of December 31, 2007 and 2006, the carrying amount of property, plant and equipment was $2,362 million and $2,155 million, respectively. Whenever events or circumstances change, we assess the recoverability of property, plant and equipment to be held and used by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

We assess the recoverability of the carrying value of our goodwill and other indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill or the indefinite-lived intangible asset may not be fully recoverable. As of December 31, 2007 and 2006, we had $1,291 million and $1,338 million, respectively, of goodwill and other intangible assets, net.

As of December 31, 2007, there were no other significant changes in the underlying business assumptions or circumstances that led us to believe goodwill might have been impaired. We will continue to evaluate the need for impairment if changes in circumstances or available information indicate that impairment may have occurred. We perform the required impairment test at least annually during the third quarter of our fiscal year using June 30 balances unless circumstances dictate more frequent testing.

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

Other (Charges) Gains, Net

Other (charges) gains, net include provisions for restructuring and other expenses and income incurred outside the normal ongoing course of operations. Restructuring provisions represent costs related to severance and other benefit programs related to major activities undertaken to fundamentally redesign our operations as well as costs incurred in connection with a decision to exit non-strategic businesses. These measures are based on formal management decisions, establishment of agreements with the employees’ representatives or individual agreements with the affected employees as well as the public announcement of the restructuring plan. The related reserves reflect certain estimates, including those pertaining to separation costs, settlements of contractual obligations and other closure costs. We reassess the reserve requirements to complete each individual plan under our restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from these estimates. See Note 19 to the consolidated financial statements for additional information.

Environmental Liabilities

We recognize losses and accrue liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimated. Depending on the nature of the site, we accrue through fifteen years, unless we have government orders or other agreements that extend beyond fifteen years. If the event of loss is neither probable nor reasonably estimable, but is reasonably possible, we provide appropriate disclosure in the notes to the consolidated financial statements if the contingency is considered material. We estimate environmental liabilities on a case-by-case basis using the most current status of available facts, existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Recoveries of environmental costs from other parties are recorded as assets when their receipt is deemed probable. See also Note 17 to the consolidated financial statements for additional information.

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 provides guidelines as to when a company is required to record a conditional asset retirement obligation. The liability is measured at the discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. We have identified but not recognized asset retirement obligations related to certain of our existing operating facilities. Examples of these types of obligations include demolition, decommissioning, disposal and restoration activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of the existing operations. However, operations at these facilities are expected to continue indefinitely and therefore a reasonable estimate of fair value cannot be determined at this time. We will continue to assess strategies that may differ from past business decisions regarding the continuing operation of existing facilities. Asset retirement obligations will be recorded if these strategies are changed and probabilities of closure are assigned to existing facilities. If certain operating facilities were to close, the related asset retirement obligations could significantly affect our results of operations and cash flows.

Realization of Deferred Tax Assets

We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such evaluations require significant management judgments. Valuation allowances have been established primarily on net operating loss carryforwards and other deferred tax assets in the US and Canada. See Note 20 to the consolidated financial statements for additional information.

Tax Contingencies

We record accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Prior to 2007, we accrued for tax contingencies when it is probable that a liability to a taxing authority had been incurred and the amount of the contingency could be reasonably estimated.

On January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax benefit is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, tax benefits are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. See Note 20 to the consolidated financial statements for additional information.

Benefit Obligations

We have pension and other postretirement benefit plans covering substantially all employees who meet eligibility requirements. With respect to its US qualified defined benefit pension plan, minimum funding requirements are determined by the Employee Retirement Income Security Act. Contributions to the various pension and other postretirement benefit plans are further discussed in Note 16 to the consolidated financials statements. Benefits are generally based on years of service and/or compensation. Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on plan assets and increases or trends in health care costs. In addition to the above mentioned assumptions, actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded in future periods.

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. A significant assumption used in determining our pension expense is the expected long-term rate of return on plan assets. As of December 31, 2007 and 2006, we assumed an expected long-term rate of return on plan assets of 8.5% for the US qualified defined benefit pension plan, which represents greater than 83% and 75% of pension plan assets and liabilities, respectively. On average, the actual return on plan assets over the long-term (15 to 20 years) has exceeded 9.0%. For the year ended December 31, 2007, the US qualified defined benefit pension plan assets actual return was 100 basis points more than the expected long-term rate of return of plan assets. For the year ended December 31, 2006, the actual return was 630 basis points more than the expected long-term rate of return of plan assets. Based on our investment strategy, we believe that 8.5% is a reasonable long-term rate of return.

We estimate a 25 basis point decline in the expected long-term rate of return for the US qualified defined benefit pension plan to increase pension expense by an estimated $6 million in 2007. Another estimate that affects our pension and other postretirement benefit expense is the discount rate used in the annual actuarial valuations of pension and other postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate, used to determine the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. As of December 31, 2007, we increased the discount rate to 6.30% from 5.88% as of December 31, 2006 for the US plans. We estimate that a 50 basis point decline in our discount rate will decrease our annual pension expenses by an estimated $1 million, and increase our benefit obligations by approximately $150 million for our US pension plan. In addition, the same basis point decline in our discount rate will also increase our annual expenses and benefit obligations by less than $1 million and $9 million respectively, for our US postretirement medical plans. We estimate that a 50 basis point decline in the discount rate for the non-US pension and postretirement medical plans will increase pension and other postretirement benefit annual expenses by an estimated $1 million and less than $1 million, respectively, and will increase our benefit obligations by approximately $36 million and $2 million, respectively.

Other postretirement benefit plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The postretirement benefit cost for the years ended December 31, 2007, 2006 and 2005 includes $18 million, $21 million and $25 million, respectively. The accrued post-retirement liability was $306 million and $343 million as of December 31, 2007 and 2006, respectively, and is included in long-term Other liabilities. The key determinants of the accumulated postretirement benefit obligation (“APBO”) are the discount rate and the healthcare cost trend rate. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing or decreasing the healthcare cost trend rate by one percentage point in each year would result in the APBO as of December 31, 2007, and the 2007 postretirement benefit cost to change by approximately $4 million and $1 million, respectively. See Note 16 to the consolidated financial statements for additional information.

Accounting for Commitments and Contingencies

We are subject to a number of legal proceedings, lawsuits, claims, and investigations, incidental to the normal conduct of our business, relating to and including product liability, patent and intellectual property, commercial, contract, antitrust, past waste disposal practices, release of chemicals into the environment and employment matters, which are handled and defended in the ordinary course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable and reasonably estimable losses. Reasonable estimates involve judgments made by us after considering a broad range of information including: notifications, demands, settlements which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. A determination of the amount of loss contingency required, if any, is assessed in accordance with SFAS No. 5, Contingencies and Commitments, and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available. See Note 24 to the consolidated financial statements for further discussion of the outstanding commitments and contingencies and the related impact on our financial position and results of operations.

Business Combinations

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired as soon as practicable. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the purchase price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised within twelve months of an acquisition. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. See Note 5 to the consolidated financial statements for additional information.

Captive Insurance Companies

We have two wholly owned insurance companies (the “Captives”) that are used as a form of self insurance for property, liability and workers compensation risks. One of the Captives also insures certain third-party risks. The liabilities recorded by the Captives relate to the estimated risk of loss which is based on our estimates and actuarial valuations, and unearned premiums, which represent the portion of the third-party premiums written applicable to the unexpired terms of the policies in-force. Liabilities are recognized for known claims when sufficient information has been developed to indicate involvement of a specific policy and we can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposure on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. It is possible that actual results could differ significantly from the recorded liabilities. Premiums written are recognized as revenue based on the terms of the policies. Capitalization of the Captives is determined by regulatory guidelines.

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

Market Risks

We are exposed to market risk through commercial and financial operations. Our financial market risk consists principally of exposure to currency exchange rates, interest rates and commodity prices. Exchange rate and interest rate risks are managed with a variety of techniques, including use of derivatives. We have in place policies of hedging against changes in currency exchange rates, interest rates and commodity prices as described below. Contracts to hedge exposures are primarily accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 148, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

Interest Rate Risk Management

We use interest rate swap agreements to manage the interest rate risk of our total debt portfolio and related overall cost of borrowing. To reduce the interest rate risk inherent in our variable rate debt, we utilize interest rate swap agreements to convert a portion of our variable rate debt to a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges.

As of December 31, 2006, we had an interest rate swap agreement in place with a notional value of $300 million. On March 29, 2007, in connection with the April 2, 2007 debt refinancing, we terminated this interest rate swap agreement and recognized a gain of $2 million related to amounts previously recorded in Accumulated other comprehensive income (loss), net.

In March 2007, in anticipation of the April 2, 2007 debt refinancing, we entered into various US dollar and Euro interest rate swap agreements, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million, respectively. These swaps remained outstanding as of December 31, 2007. Effective January 2, 2008, the notional amount of the $1.6 billion US dollar swap will decrease by $400 million. On November 16, 2007, we entered into an additional US dollar interest rate swap with a notional amount of $400 million, which became effective on January 2, 2008.

As of December 31, 2007, we had approximately $2.3 billion, €525 million and CNY1.2 billion of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves us approximately $692 million, €375 million and CNY1.2 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $14 million.

See Note 23 to the consolidated financial statements for further discussion of our interest rate risk management and the related impact on our financial position and results of operations.

Foreign Exchange Risk Management

The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. Accordingly, we enter into foreign currency forwards and swaps to minimize our exposure to foreign currency fluctuations. From time to time we may also hedge our currency exposure related to forecasted earnings. Forward contracts that are hedging receivables and payables booked in a currency other than the functional currency of an entity are not designated as hedges under SFAS No. 133.

Additionally, a portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the US dollar, principally the Euro. Fluctuations in the value of these currencies against the US dollar, particularly the value of the Euro, can have a direct and material impact on the business and financial results. For example, a decline in the value of the Euro versus the US dollar results in a decline in the US dollar value of our sales and earnings denominated in Euros due to translation effects. Likewise, an increase in the value of the Euro versus the US dollar would result in an opposite effect.

To protect the foreign currency exposure of a net investment in a foreign operation, we entered into cross currency swaps with certain financial institutions in 2004. Under the terms of the cross currency swap arrangements, we pay approximately €13 million in interest and receive approximately $16 million in interest on June 15 and December 15 of each year. Upon maturity of the cross currency swap agreement in June 2008, we will pay approximately €276 million and receive approximately $333 million. These cross currency swaps and our senior Euro term loan are designated as a hedge of a net investment in a foreign operation. We dedesignated the net investment hedge due to the debt refinancing in April 2007 and redesignated the cross currency swaps and new senior EURO term loan in July 2007. As a result, we recorded approximately $26 million of mark-to-market losses related to the cross currency swaps and the new senior Euro term loan during this period.

See Note 23 to the consolidated financial statements for further discussion of our foreign exchange risk management and the related impact on our financial position and results of operations.

Commodity Risk Management

Inherent in our business is exposure to price changes for several commodities. We manage our exposure primarily through the use of long-term supply agreements and multi-year purchasing and sales agreements. In addition, our policy allows us to enter into forward, swap and/or option contracts to mitigate short-term fluctuations in market prices for certain raw materials and energy, principally natural gas. These contracts are typically settled through actual delivery of the physical commodity.

See Note 23 to the consolidated financial statements for further discussion of our commodity risk management and the related impact on our financial position and results of operations.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are included in pages F-2 through F-70 of this Annual Report on Form 10-K. See accompanying Item 15. Exhibits and Financial Statement Schedules and Index to the consolidated financial statements on page F-1.

Quarterly Financial Information

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(Unaudited)
	(In $ millions, except for share and per share data)

Net sales	1,555	1,556	1,573	1,760
Other (charges) gains, net	(1)	(105)	(12)	60
Operating profit	206	71	147	324
Earnings (loss) from continuing operations before tax and minority interests	171	(168)	131	313
Earnings (loss) from continuing operations	122	(124)	130	208
Earnings (loss) from discontinued operations	79	7	(2)	6
Net earnings (loss)	201	(117)	128	214
Earnings (loss) per share — basic	1.25	(0.76)	0.84	1.39
Earnings (loss) per share — diluted	1.15	(0.76)	0.76	1.27

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Unaudited)
	(In $ millions, except for share and per share data)

Net sales	1,420	1,457	1,471	1,430
Other (charges) gains, net	—	(12)	—	2
Operating profit	156	152	172	140
Earnings from continuing operations before tax and minority interests	117	134	150	125
Earnings from continuing operations	87	95	88	49
Earnings from discontinued operations	30	8	21	28
Net earnings	117	103	109	77
Earnings per share — basic	0.72	0.64	0.67	0.47
Earnings per share — diluted	0.67	0.60	0.64	0.45

For a discussion of material events affecting performance in each quarter, See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All amounts in the table above have been properly adjusted for the effects of discontinued operations.

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

Changes in Internal Control Over Financial Reporting

During the second half of 2007, we continued to refine our new SAP consolidation system for our financial reporting, which was implemented during the second quarter of 2007. This implementation has involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed. At the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. KPMG LLP has audited this assessment of our internal control over financial reporting; their report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Celanese Corporation:

We have audited Celanese Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Celanese Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celanese Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 29, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the section captioned “Corporate Governance”, “Our Management Team,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders to be filed not later than April 14, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2008 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the section captioned “Executive Compensation” of the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the section captioned “Stock Ownership Information” of the 2008 Proxy Statement. The information required by Item 201(d) of Regulation S-K is submitted in a separate section of this Form 10-K. See Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, above.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” of the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned “Ratification of Independent Auditors — Audit and Related Fees” of the 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

1. Financial Statements. The reports of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedule.

The financial statement schedule required by this item are included as an Exhibit to this Annual Report on Form 10-K.

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
Directors and Chief Executive
Officer

Date: February 29, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Sterin, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms said attorney-in-fact, acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Weidman David N. Weidman	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Steven M. Sterin Steven M. Sterin	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ Miguel A. Desdin Miguel A. Desdin	Vice President, Controller (Principal Accounting Officer)	February 29, 2008

/s/ James E. Barlett James E. Barlett	Director	February 29, 2008

/s/ Chinh E. Chu Chinh E. Chu	Director	February 29, 2008

/s/ David F. Hoffmeister David F. Hoffmeister	Director	February 29, 2008

Signature	Title	Date

/s/ Martin G. McGuinn Martin G. McGuinn	Director	February 29, 2008

/s/ Paul H. O’Neill Paul H. O’Neill	Director	February 29, 2008

/s/ Mark C. Rohr Mark C. Rohr	Director	February 29, 2008

/s/ Daniel S. Sanders Daniel S. Sanders	Director	February 29, 2008

/s/ Farah M. Walters Farah M. Walters	Director	February 29, 2008

/s/ John K. Wulff John K. Wulff	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Celanese Corporation:

We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celanese Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 20 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, during the year ended December 31, 2007.

As discussed in Note 21 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, during the year ended December 31, 2006.

As discussed in Note 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, during the year ended December 31, 2006.

/s/  KPMG LLP

Dallas, Texas
February 29, 2008

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In $ millions, except for share and per share data)

Net sales	6,444	5,778	5,270
Cost of sales	(4,999)	(4,469)	(4,064)

Gross profit	1,445	1,309	1,206
Selling, general and administrative expenses	(516)	(536)	(512)
Amortization of intangible assets (primarily customer related)	(72)	(66)	(51)
Research and development expenses	(73)	(65)	(86)
Other (charges) gains, net	(58)	(10)	(61)
Foreign exchange gain (loss), net	2	(3)	—
Gain (loss) on disposition of businesses and assets, net	20	(9)	(10)

Operating profit	748	620	486
Equity in net earnings of affiliates	82	76	51
Interest expense	(262)	(293)	(285)
Refinancing expenses	(256)	(1)	(102)
Interest income	44	37	37
Dividend income — cost investments	116	79	90
Other income (expense), net	(25)	8	(1)

Earnings from continuing operations before tax and minority interests	447	526	276
Income tax provision	(110)	(203)	(24)

Earnings from continuing operations before minority interests	337	323	252
Minority interests	(1)	(4)	(38)

Earnings from continuing operations	336	319	214
Earnings from discontinued operations:
Earnings from operation of discontinued operations	40	130	96
Gain on disposal of discontinued operations	52	5	—
Income tax provision	(2)	(48)	(33)

Earnings from discontinued operations	90	87	63

Net earnings	426	406	277

Cumulative preferred stock dividend	(10)	(10)	(10)

Net earnings available to common shareholders	416	396	267

Earnings per common share — basic:
Continuing operations	2.11	1.95	1.32
Discontinued operations	0.58	0.55	0.41

Net earnings available to common shareholders	2.69	2.50	1.73

Earnings per common share — diluted:
Continuing operations	1.96	1.86	1.29
Discontinued operations	0.53	0.50	0.38

Net earnings available to common shareholders	2.49	2.36	1.67

Weighted average shares — basic:	154,475,020	158,597,424	154,402,575
Weighted average shares — diluted:	171,227,997	171,807,599	166,200,048

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In $ millions, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	825	791
Restricted cash	—	46
Receivables:
Trade receivables — third party and affiliates, net	1,009	1,001
Other receivables	437	475
Inventories	636	653
Deferred income taxes	70	76
Other assets	86	69

Total current assets	3,063	3,111

Investments	814	763
Property, plant and equipment, net	2,362	2,155
Deferred income taxes	10	22
Other assets	518	506
Goodwill	866	875
Intangible assets, net	425	463

Total assets	8,058	7,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	272	309
Trade payables — third party and affiliates	818	830
Other current liabilities	888	780
Deferred income taxes	30	18
Income taxes payable	23	279

Total current liabilities	2,031	2,216

Long-term debt	3,284	3,189
Deferred income taxes	265	297
Income taxes payable	220	—
Benefit obligations	696	889
Other liabilities	495	443
Minority interests	5	74
Commitments and contingencies Shareholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 9,600,000 issued and outstanding as of December 31, 2007 and 2006	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized, 162,941,287 issued and 152,102,801 outstanding as of December 31, 2007 and 158,668,666 issued and outstanding as of December 31, 2006	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2007 and 2006	—	—
Treasury stock, at cost: 10,838,486 shares as of December 31, 2007 and 0 shares as of December 31, 2006	(403)	—
Additional paid-in capital	469	362
Retained earnings	799	394
Accumulated other comprehensive income (loss), net	197	31

Total shareholders’ equity	1,062	787

Total liabilities and shareholders’ equity	8,058	7,895

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	2007		2006		2005
	Shares		Shares		Shares
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount
	(In $ millions, except share data)

Common Stock
Balance as of the beginning of the year	158,668,666	—	158,562,161	—	99,377,884	—
Conversion of Series B common stock to Series A common stock	—	—	—	—	(99,377,884)	—
Issuance of Series A common stock	7,400	—	—	—	151,062,161	—
Issuance of Series A common stock related to stock option exercises, including related tax benefits	4,265,221	—	106,505	—	—	—
Purchases of treasury stock, including related fees	(10,838,486)	—	—	—	—	—
Common stock dividends	—	—	—	—	7,500,000	—

Balance as of the end of the year	152,102,801	—	158,668,666	—	158,562,161	—

Preferred Stock
Balance as of the beginning of the year	9,600,000	—	9,600,000	—	—	—
Issuance of preferred stock	—	—	—	—	9,600,000	—

Balance as of the end of the year	9,600,000	—	9,600,000	—	9,600,000	—

Treasury Stock
Balance as of the beginning of the year	—	—	—	—	—	—
Purchases of treasury stock, including related fees	10,838,486	(403)	—	—	—	—

Balance as of the end of the year	10,838,486	(403)	—	—	—	—

Additional Paid-in Capital
Balance as of the beginning of the year		362		337		158
Indemnification of demerger liability		4		3		5
Series A common stock dividends		—		—		(13)
Preferred stock dividends		—		—		(8)
Net proceeds from issuance of common stock		—		—		752
Net proceeds from issuance of preferred stock		—		—		233
Net proceeds from issuance of discounted common stock		—		—		12
Stock-based compensation		15		20		2
Special cash dividend to Original Shareholders		—		—		(804)
Issuance of Series A common stock related to stock option exercises, including related tax benefits		88		2		—

Balance as of the end of the year		469		362		337

Retained Earnings
Balance as of the beginning of the year		394		24		(253)
Net earnings		426		406		277
Series A common stock dividends		(25)		(26)		—
Preferred stock dividends		(10)		(10)		—
Adoption of FIN 48 (see Note 20)		14		—		—

Balance as of the end of the year		799		394		24

Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the year		31		(126)		(17)
Unrealized gain on securities		17		13		3
Additional minimum pension liability		—		—		(117)
Foreign currency translation		70		5		5
Unrealized gain (loss) on derivative contracts		(41)		2		—
Pension and postretirement benefits (revised)		120		269		—
Adjustment to initially apply FASB Statement No. 158, net of tax (revised)		—		(132)		—

Balance as of the end of the year		197		31		(126)

Total Shareholders’ Equity		1,062		787		235

Comprehensive Income:
Net earnings		426		406		277
Other comprehensive income (loss), net of tax:
Unrealized gain on securities		17		13		3
Additional minimum pension liability		—		—		(117)
Foreign currency translation		70		5		5
Unrealized gain (loss) on derivative contracts		(41)		2		—
Pension and postretirement benefits (revised)		120		269		—

Total comprehensive income		592		695		168

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In $ millions)

Operating activities:
Net earnings	426	406	277
Adjustments to reconcile net earnings to net cash provided by operating activities:
Other (charges) gains, net of amounts used	30	(34)	30
Depreciation, amortization and accretion	311	323	325
Deferred income taxes	23	125	(85)
(Gain) loss on disposition of businesses and assets, net	(68)	(8)	7
Loss on extinguishment of debt	256	—	102
Other, net	(7)	61	53
Discontinued operations	(84)	10	5
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(69)	(9)	35
Inventories	(27)	19	25
Other assets	66	(5)	(21)
Trade payables — third party and affiliates	(11)	(22)	9
Other liabilities	(280)	(115)	(61)

Net cash provided by operating activities	566	751	701
Investing activities:
Capital expenditures on property, plant and equipment	(288)	(244)	(203)
Acquisitions and related fees, net of cash acquired	(269)	—	(918)
Net proceeds from sale of businesses and assets	715	23	48
Proceeds received for Ticona Kelsterbach plant relocation	—	26	—
Costs incurred on Ticona Kelsterbach plant relocation	(21)	—	—
Proceeds from sale of marketable securities	69	95	221
Purchases of marketable securities	(59)	(65)	(149)
Changes in restricted cash	46	(42)	—
Discontinued operations	—	(18)	87
Other, net	(50)	(43)	7

Net cash provided by (used in) investing activities	143	(268)	(907)
Financing activities:
Dividend to Original Shareholders	—	—	(804)
Proceeds from issuance of Series A common stock, net	—	—	764
Proceeds from issuance of preferred stock, net	—	—	233
Short-term borrowings (repayments), net	30	13	22
Proceeds from long-term debt	2,904	38	1,151
Repayments of long-term debt	(3,053)	(125)	(1,375)
Refinancing costs	(240)	—	(83)
Purchases of treasury stock, including related fees	(403)	—	—
Settlement of lease obligations	—	—	(31)
Stock option exercises	69	2	—
Dividend payments on Series A common stock and preferred stock	(35)	(36)	(21)
Other, net	14	—	—

Net cash used in financing activities	(714)	(108)	(144)
Exchange rate effects on cash and cash equivalents	39	26	(98)

Net increase (decrease) in cash and cash equivalents	34	401	(448)
Cash and cash equivalents at beginning of period	791	390	838

Cash and cash equivalents at end of period	825	791	390

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company

Celanese Corporation and its subsidiaries (collectively the “Company”) is a leading global integrated chemical and advanced materials company. The Company’s business involves processing chemical raw materials, such as methanol, carbon monoxide and ethylene, and natural products, including wood pulp, into value-added chemicals, thermoplastic polymers and other chemical-based products.

Basis of Presentation

In this Annual Report on Form 10-K, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, formerly known as BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to the Company’s subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated. The term “Original Shareholders” refers, collectively, to Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. The term “Advisor” refers to Blackstone Management Partners, an affiliate of The Blackstone Group. The term “CAG” refers to Celanese GmbH, formerly known as Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments. With respect to CAG shareholder and similar matters where the context indicates, “CAG” only refers to Celanese GmbH.

The consolidated financial statements contained in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The consolidated financial statements and other financial information included in this Annual Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

2.	Acquisition of CAG

Pursuant to a voluntary tender offer commenced in February 2004, the Purchaser, an indirect wholly owned subsidiary of Celanese Corporation, on April 6, 2004, acquired approximately 84% of the ordinary shares of CAG, excluding treasury shares, for a purchase price of $1,693 million, including direct acquisition costs of $69 million (the “Acquisition”).

On August 24, 2005, the Company acquired 5.9 million, or approximately 12%, of the outstanding CAG shares from two shareholders for €302 million ($369 million). The Company also paid such shareholders €12 million ($15 million) in consideration for the settlement of certain claims and for such shareholders agreeing to, among other things, (1) accept the shareholders’ resolutions passed at the extraordinary general meeting of CAG held on July 30 and 31, 2004 and the annual general meeting of CAG held on May 19 and 20, 2005, (2) acknowledge the legal effectiveness of the domination and profit and loss transfer agreement (the “Domination Agreement”), (3) irrevocably withdraw and abandon all actions, applications and appeals each brought or joined in legal proceedings related to, among other things, challenging the effectiveness of the Domination Agreement and amount of fair cash compensation offered by the Purchaser in the mandatory offer required by Section 305(1) of the German Stock Corporation Act, (4) refrain from acquiring any CAG shares or any other investment in CAG, and (5) refrain from taking any future legal action with respect to shareholder resolutions or corporate actions of CAG. Upon the acquisition of the additional CAG shares during the second half of 2005, the assets and liabilities of CAG were adjusted in the consolidated financial statements to fair value for the additional percentage acquired.

On May 30, 2006, CAG’s shareholders approved a transfer to the Purchaser of all shares owned by minority shareholders against payment of cash compensation in the amount of €66.99 per share (the “Squeeze-Out”). The Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, after several lawsuits by minority shareholders challenging the shareholders’ resolution approving the Squeeze-Out were withdrawn

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to a settlement agreement entered into between plaintiff shareholders, the Purchaser and CAG on the same day. An aggregate purchase price of approximately €62 million was paid to minority shareholders in January 2007 as fair cash compensation for the acquisition of their shares in CAG, excluding direct acquisition costs of approximately €2 million. As a result of this acquisition, the Company recorded an increase to Goodwill of approximately $5 million during the year ended December 31, 2007. The amount of the fair cash compensation of €66.99 per share could increase based on the outcome of award proceedings pending in German courts. As of December 31, 2007, the Company’s ownership percentage in CAG was 100%.

Domination Agreement

On October 1, 2004, a Domination Agreement between CAG and the Purchaser became operative. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding CAG shares from the minority shareholders of CAG in return for payment of fair cash compensation. The amount of this fair cash compensation was determined to be €41.92 per share, plus interest, in accordance with applicable German law. Until the Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, any minority shareholder who elected not to sell its shares to the Purchaser was entitled to remain a shareholder of CAG and to receive from the Purchaser a gross guaranteed annual payment on its shares of €3.27 per CAG share less certain corporate taxes in lieu of any dividend. For the years ended December 31, 2007, 2006 and 2005, a charge of €0 million ($0 million), €3 million ($4 million) and €19 million ($22 million), respectively, was recorded in Other income (expense), net for the anticipated guaranteed annual payment.

On June 1, 2006, the guaranteed annual payment for the fiscal year ended September 30, 2005, which amounted to €3 million, was paid. In addition, pursuant to a settlement agreement entered into with plaintiff shareholders in March 2006, the Purchaser paid €1 million on June 30, 2006, the guaranteed annual payment for the fiscal year ended September 30, 2006, to those shareholders who signed a letter waiving any further rights with respect to such guaranteed annual payment that ordinarily would become due and payable after the 2007 annual general meeting. Between June 30, 2006, and January 17, 2007, the Purchaser paid a total amount of less than €1 million to minority shareholders who required early payment of the guaranteed annual payment for the fiscal year ended September 30, 2006, by submitting such waiver letter after June 30, 2006.

On January 17, 2007, the Purchaser made, pursuant to a settlement agreement entered into with plaintiff shareholders in December 2006, the following guaranteed annual payments: (i) a total amount of €1 million was paid to all minority shareholders who had not yet requested early payment of the guaranteed annual payment for the fiscal year ended on September 30, 2006, and (ii) a total amount of €1 million representing the pro rata share of the guaranteed annual payment for the first five months of the fiscal year ending September 30, 2007 was paid to all minority shareholders.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and void based on an alleged violation of formal requirements relating to the invitation for the May 2005 CAG shareholders’ meeting. In May 2007, the Frankfurt District Court dismissed all Null and Void actions.

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement are under court review in special award proceedings (see Note 24). As a result of these proceedings, either amount could be increased by the court so that all former CAG shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. Certain former CAG shareholders may initiate such proceedings also with respect to the Squeeze-Out compensation. In this case, former CAG shareholders who ceased to be shareholders of CAG due to the Squeeze-Out are entitled, pursuant to a settlement agreement between the Purchaser and certain former CAG shareholders, to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings. Payments these shareholders already received as compensation for their shares will be offset so that those shareholders who ceased to be shareholders of CAG due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.

3.	Summary of Accounting Policies

• Consolidation principles

The consolidated financial statements have been prepared in accordance with US GAAP for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control as well as variable interest entities where the Company is deemed the primary beneficiary, when applicable. All significant intercompany accounts and transactions have been eliminated in consolidation.

• Estimates and assumptions

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Significant estimates pertain to impairments of goodwill, intangible assets and other long-lived assets, purchase price allocations, restructuring costs and other (charges) gains, net, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.

• Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents.

• Restricted cash

As of December 31, 2006, the Company had $46 million of restricted cash. The cash was paid in January 2007 to certain CAG shareholders pursuant to the terms of the Squeeze-Out as discussed in Note 2.

• Inventories

Inventories are stated at the lower of cost or market. Cost for inventories is determined using the first-in, first-out (“FIFO”) method. Cost includes raw materials, direct labor and manufacturing overhead. Stores and supplies are valued at cost or market, whichever is lower. Cost for stores and supplies is primarily determined by the average cost method.

• Investments in marketable securities

The Company classifies its investments in debt and equity securities as “available-for-sale” and reports those investments at their fair market values in the balance sheet as Other assets. Unrealized gains or losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a component of

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss), net until realized. The cost of securities sold is determined by using the specific identification method.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.

• Investments in affiliates

Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee”, but does not exercise control. APB Opinion No. 18 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. Financial Accounting Standards Board (“FASB”) Interpretation No. 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock, which was issued to clarify the criteria for applying the equity method of accounting to 50% or less owned companies, lists circumstances under which, despite 20% ownership, an investor may not be able to exercise significant influence. Certain investments where the Company owns greater than a 20% ownership and cannot exercise significant influence or control are accounted for under the cost method (see Note 9).

The Company assesses the recoverability of the carrying value of its investments whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. A loss in value of an equity-method or cost-method investment which is other than a temporary decline will be recognized as the difference between the carrying amount of the investment and its fair value.

The Company’s estimates of fair value are determined based on a discounted cash flow model. The Company periodically engages third-party valuation consultants to assist with this process.

• Property, plant and equipment, net

Land is recorded at historical cost. Buildings, machinery and equipment, including capitalized interest, and property under capital lease agreements, are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives of depreciable assets:

Land Improvements	20 years
Buildings and Building Improvements	30 years
Machinery and Equipment	20 years

Leasehold improvements are amortized over ten years or the remaining life of the respective lease, whichever is shorter.

Accelerated depreciation is recorded when the estimated useful life is shortened. Ordinary repair and maintenance costs, including costs for planned maintenance turnarounds, that do not extend the useful life of the asset are charged to earnings as incurred. Fully depreciated assets are retained in property and depreciation accounts until sold or otherwise disposed. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in earnings.

Assets acquired in business combinations are recorded at their fair values and depreciated over the assets’ remaining useful lives or the Company’s policy lives, whichever is shorter.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assesses the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. Impairment losses are recorded in depreciation expense or Other (charges) gains, net depending on the facts and circumstances.

• Goodwill and other intangible assets

Patents, customer related intangible assets and other intangibles with finite lives are amortized on a straight-line basis over their estimated useful lives. The weighted average amortization period is 8 years. The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”) and other indefinite-lived intangible assets are not amortized, but rather tested for impairment, at least annually. The Company tests for goodwill and indefinite-lived intangible asset impairment during the third quarter of its fiscal year using June 30 balances.

The Company assesses the recoverability of the carrying value of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. Recoverability is measured at the reporting unit level based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company’s estimates of fair value are determined based on a discounted cash flow model. The Company periodically engages third-party valuation consultants to assist with this process. Impairment losses are recorded in other operating expense or Other (charges) gains, net depending on the facts and circumstances.

The Company assesses recoverability of other indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the indefinite-lived intangible asset over its fair value. Any excess of the carrying value of the indefinite-lived intangible asset over its fair value is recognized as an impairment loss. The Company’s estimates of fair value are determined based on a discounted cash flow model. The Company periodically engages third-party valuation consultants to assist with this process. Impairment losses are recorded in other operating expense or Other (charges) gains, net depending on the facts and circumstances.

The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property, plant and equipment as described above. Impairment losses are recorded in amortization expense or Other (charges) gains, net depending on the facts and circumstances.

• Financial instruments

The Company manages its exposures to currency exchange rates, interest rates and commodity prices through a risk management program that includes the use of derivative financial instruments (see Note 23). The Company does not use derivative financial instruments for speculative trading purposes. The fair value of all derivative instruments are recorded as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or Accumulated other comprehensive income (loss), net, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).

Gains and losses on derivative instruments qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss), net, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and non-derivative instruments used as

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedges of the Company’s net investment in foreign operations are recorded in Accumulated other comprehensive income (loss), net as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately. Derivative instruments not designated as hedges are marked to market at the end of each accounting period with the change in fair value recorded in income.

• Concentrations of credit risk

The Company is exposed to credit risk in the event of nonpayment by customers and counterparties. The creditworthiness of customers and counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. The Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. In addition, credit risks arising from derivative instruments is not significant because the counterparties to these contracts are primarily major international financial institutions and, to a lesser extent, major chemical companies. Generally, collateral is not required from customers and counterparties and allowances are provided for specific risks inherent in receivables.

• Deferred financing costs

The Company capitalizes direct costs incurred to obtain debt financings and amortizes these costs using a method that approximates the effective interest rate method over the terms of the related debt. Upon the extinguishment of the related debt, any unamortized capitalized debt financing costs are immediately expensed.

• Environmental liabilities

The Company manufactures and sells a diverse line of chemical products throughout the world. Accordingly, the Company’s operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous materials. The Company recognizes losses and accrues liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss is reasonably estimated. Depending on the nature of the site, the Company accrues through fifteen years, unless the Company has government orders or other agreements that extend beyond fifteen years. If the event of loss is neither probable nor reasonably estimable, but is reasonably possible, the Company provides appropriate disclosure in the notes to the consolidated financial statements if the contingency is considered material. The Company estimates environmental liabilities on a case-by-case basis using the most current status of available facts, existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Recoveries of environmental costs from other parties are recorded as assets when their receipt is deemed probable.

An environmental reserve related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These reserves do not take into account any claims or recoveries from insurance. There are no pending insurance claims for any environmental liability that are expected to be material. The measurement of environmental liabilities is based on the Company’s periodic estimate of what it will cost to perform each of the elements of the remediation effort. The Company utilizes third parties to assist in the management and development of cost estimates for its sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur (see Note 17).

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Legal fees

The Company accrues for legal fees related to loss contingency matters when the costs associated with defending these matters can be reasonably estimated and are probable of occurring. All other legal fees are expensed as incurred.

• Revenue recognition

The Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products, and provided that four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause the Company to determine revenue recognition criteria are not met for certain transactions, revenue recognition would be delayed until such time that the transactions become realizable and fully earned. Payments received in advance of meeting the above revenue recognition criteria are recorded as deferred revenue.

• Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, the year ended December 31, 2005 has not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company accounted for employee stock-based compensation for the year ended December 31, 2005 in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), using an intrinsic value approach to measure compensation expense, if any.

• Research and development

The costs of research and development are charged as an expense in the period in which they are incurred.

• Insurance loss reserves

The Company has two wholly owned insurance companies (the “Captives”) that are used as a form of self insurance for property, liability and workers compensation risks. One of the Captives also insures certain third-party risks. The liabilities recorded by the Captives relate to the estimated risk of loss which is based on management estimates and actuarial valuations, and unearned premiums, which represent the portion of the third-party premiums written applicable to the unexpired terms of the policies in-force. Liabilities are recognized for known claims when sufficient information has been developed to indicate involvement of a specific policy and the Company can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposure on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. It is possible that actual results could differ significantly from the recorded liabilities. Premiums written are recognized as revenue based on the terms of the policies. Capitalization of the Captives is determined by regulatory guidelines. Total assets and liabilities for the Captives after elimination of all intercompany activity was $300 million and $223 million, respectively, as of December 31, 2007 and $339 million and $171 million, respectively, as of December 31, 2006. Included in total liabilities are third-party reserves of $23 million and $24 million as of December 31, 2007 and 2006, respectively. Third-party premiums were $2 million, $22 million and $23 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Tax positions are recognized only when it is more likely than not, (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Minority interests

Minority interests in the equity and results of operations of the entities consolidated by the Company are shown as a separate line item in the consolidated financial statements. The entities included in the consolidated financial statements that have minority interests are as follows:

	Ownership Percentage
	December 31,	December 31,
	2007	2006

Celanese GmbH(1)	100%	98%
InfraServ GmbH & Co. Oberhausen KG(2)	0%	98%
Celanese Polisinteza d.o.o	76%	76%
Synthesegasanlage Ruhr GmbH(3)	50%	50%

(1)	The Company acquired the remaining shares of Celanese GmbH in conjunction with the Squeeze-Out, as discussed in Note 2.

(2)	This entity was sold as part of the Company’s sale of its oxo products and derivatives businesses, as discussed in Note 5.

(3)	The Company has a 60% voting interest and the right to appoint a majority of the board of management of Synthesegasanlage Ruhr GmbH, which results in the Company controlling this entity and, accordingly, the Company is consolidating this entity in its consolidated financial statements.

• Accounting for sorbates matters

On October 22, 1999, CAG was demerged from Hoechst AG (“Hoechst”). In accordance with the demerger agreement between Hoechst and CAG, CAG was assigned the obligation related to the sorbates matters (see Note 24). However, Hoechst agreed to indemnify CAG for 80% of payments for such obligations. Expenses related to this matter are recorded gross of any such recoveries from Hoechst, and its legal successors, in the consolidated statement of operations. Recoveries from Hoechst, and its legal successors, which represent 80% of such expenses, are recorded directly to Shareholders’ equity, net of tax, as a contribution of capital in the consolidated balance sheet.

• Accounting for purchasing agent agreements

CPO Celanese Aktiengesell Schaft & Co. Procurement Olefin KG, Frankfurt Am Main (“CPO”), a subsidiary of the Company, acts as a purchasing agent on behalf of the Company, as well as third parties. CPO arranges sale and purchase agreements for raw materials on a commission basis. Accordingly, the commissions earned on these third-party sales are classified as a reduction to Selling, general and administrative expenses. Commissions amounted to $4 million, $5 million and $9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The raw material sales volume commissioned by CPO for third parties amounted to $574 million, $937 million and $880 million for the years ended December 31, 2007, 2006 and 2005, respectively.

• Functional and reporting currencies

For the Company’s international operations where the functional currency is other than the US dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of Accumulated other comprehensive income (loss), net.

• Reclassifications

The Company has reclassified certain prior period amounts to conform to current year’s presentation.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used for financial and non-financial assets and liabilities. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”), which defers the effective date of SFAS No. 157 for certain non-financial assets and liabilities. SFAS No. 157 became effective for the Company on January 1, 2008 for financial assets and liabilities. The impact of adoption on financial assets and liabilities other than pension assets did not have a material impact on the Company’s financial position, results of operations or cash flows. SFAS No. 157 becomes effective for the Company on January 1, 2009 for non-financial assets and liabilities. The impact of adoption of SFAS No. 157 on non-financial assets and liabilities and pension assets is not expected to have a significant impact on the Company’s financial position, results of operations and cash flows. However, the Company will continue to evaluate its fair value measurements for non-financial assets and liabilities and pension assets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits companies to choose to measure many financial assets and liabilities and certain other items at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of adopting SFAS No. 159 to be material to the Company’s financial position, results of operations and cash flows.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FIN 48. This FSP clarifies FIN 48 to provide guidance that a company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation or litigation. The Company incorporated the guidance in this FSP during 2007. See Note 20 for additional information regarding the impact of adopting FIN 48.

In June 2007, the FASB Emerging Issues Task Force (“EITF”) reached a conclusion on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). The scope of EITF No. 06-11 consists of the application to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R) and result in an income tax deduction for the employer. EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company does not expect the impact of adopting EITF No. 06-11 to be material to the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. SFAS No. 160 is

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature of the financial effect of the business combination. SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Company’s financial position, results of operations and cash flows.

5.	Acquisitions, ventures and divestitures

Acquisitions:

On January 31, 2007, the Company completed the acquisition of the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”), a subsidiary of Corsadi B.V. The purchase price for the transaction was approximately £57 million ($112 million), in addition to direct acquisition costs of approximately £4 million ($7 million). Pro forma financial information has not been provided as the acquisition did not have a material impact on the Company’s results of operations. As contemplated prior to the closing of the acquisition, in September 2007, the Company closed the acquired tow production plant at Little Heath, United Kingdom. In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $1 million in connection with the acquisition. The acquired business is included in the Company’s Consumer Specialties segment (see Note 26 for additional information on the Company’s reportable segments).

The following table presents the allocation of the acquisition costs to the assets acquired and liabilities assumed, based on their fair values:

(In $ millions)

Accounts receivable	34
Inventories	28
Property, plant, and equipment	97
Goodwill	18
Intangible assets	1
Other current assets/liabilities, net	(46)
Non-current liabilities	(13)

Net assets acquired	119

On April 6, 2004, the Company acquired 84% of CAG. During 2005, the Company acquired an additional 14% of CAG. As a result of the effective registration of the Squeeze-Out in the commercial register in Germany in December 2006, the Company acquired the remaining 2% of CAG in January 2007 (see Note 2 for additional information on the acquisition of CAG).

In February 2005, the Company acquired Vinamul, the North American and European emulsion polymer business of Imperial Chemical Industries PLC (“ICI”) for $208 million, in addition to direct acquisition costs of $9 million. Vinamul operates manufacturing facilities in the United States, Canada, the United Kingdom and the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Netherlands. As part of the agreement, ICI will continue to supply Vinamul with starch, dextrin and other specialty ingredients following the acquisition. The Company will supply ICI with vinyl acetate monomer and polyvinyl alcohols. The supply agreements are for fifteen years and the pricing is based on market and other negotiated terms. The fair value of the supply contract was approximately $11 million and was recorded as deferred revenue to be amortized over the fifteen year life of the agreement.

In July 2005, the Company acquired Acetex Corporation (“Acetex”) for $270 million, in addition to direct acquisition costs of $16 million and assumed Acetex’s $247 million of debt, which is net of cash acquired of $54 million. Acetex has two primary businesses — its Acetyls business and its Specialty Polymers and Films businesses (see divestitures below for discussion of the sale of the Films business). The Acetyls business is operated in Europe and the Polymers and Film businesses are operated in North America.

Ventures:

In March 2007, the Company entered into a strategic partnership with Accsys Technologies PLC (“Accsys”), and its subsidiary, Titan Wood, to become the exclusive supplier of acetyl products to Titan Wood’s technology licensees for use in wood acetylation. In connection with this partnership, in May 2007, the Company acquired 8,115,883 shares of Accsys’ common stock representing approximately 5.45% of the total voting shares of Accsys for €22 million ($30 million). The investment is treated as an available-for-sale security (see Note 6) and is included as a component of current Other assets on the Company’s consolidated balance sheet. On November 20, 2007, the Company and Accsys announced that they agreed to amend their business arrangements so that each company will have a nonexclusive “at-will” trading and supply relationship to give both companies greater flexibility. As part of this amendment, the Company has the ability to sell its common stock ownership in Accsys through an orderly placement of the Company’s Accsys shares. As of December 31, 2007, the Company sold 1,238,016 shares of Accsys’ common stock for approximately €4 million ($6 million), which resulted in a gain of approximately $1 million.

In August 2005, the Company and Hatco Corporation agreed to wind up Estech GmbH, its venture for neopropyl esters. The Company recorded an impairment charge of $10 million, included in Equity in net earnings of affiliates, related to this matter during the year ended December 31, 2005.

In April 2004, the Company and a group of investors led by Conduit Ventures Ltd. entered into a venture, which was named Pemeas GmbH. This venture was formed in order to advance the commercialization of the Company’s fuel cell technology. Pemeas GmbH was considered a variable interest entity as defined under FIN No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46(R)”). The Company was deemed the primary beneficiary of this variable interest entity and, accordingly, consolidated this entity in its consolidated financial statements. In the period the Company adopted FIN No. 46(R), the consolidation of this entity did not have a material impact on the Company’s financial position or results of operations and cash flows. In December 2005, the Company sold its common stock interest in Pemeas GmbH, which resulted in the Company no longer being the primary beneficiary. The Company recognized a gain of less than $1 million related to this sale. In December 2006, the Company sold its preferred interest in Pemeas GmbH to BASF AG, received net proceeds from the sale of €9 million and recognized a gain of €8 million ($11 million). This amount is included in Other income (expense), net in the consolidated statement of operations.

Divestitures:

On August 20, 2007, the Company sold its Films business of AT Plastics, located in Edmonton and Westlock, Alberta, Canada, to British Polythene Industries PLC (“BPI”) for $12 million. The Films business manufactures products for the agricultural, horticultural and construction industries. The Company recorded a loss on the sale of approximately $7 million during the year ended December 31, 2007. The Company maintained ownership of the Polymers business of AT Plastics, which concentrates on the development and supply of specialty resins and compounds. AT Plastics is included in the Company’s Industrial Specialties segment. The Company concluded that

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sale of the Films business of AT Plastics is not a discontinued operation due to the level of continuing cash flows between the Films business and AT Plastics’ Polymers business subsequent to the sale. Under the terms of the purchase agreement, the Company entered into a two year sales agreement to continue selling product to BPI through August 2009.

In connection with the Company’s strategy to optimize its portfolio and divest non-core operations, the Company announced on December 13, 2006 its agreement to sell its Acetyl Intermediates segment’s oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between CAG and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million ($636 million) subject to final agreement adjustments and the successful exercise of the Company’s option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and the Company acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. The Company completed the sale of its oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The sale included the oxo and derivatives businesses at the Oberhausen, Germany, and Bay City, Texas facilities as well as portions of its Bishop, Texas facility. Also included were EOXO’s facilities within the Oberhausen and Marl, Germany plants. The former oxo products and derivatives businesses acquired by Advent International was renamed Oxea. Taking into account agreed deductions by the buyer for pension and other employee benefits and various costs for separation activities, the Company received proceeds of approximately €443 million ($585 million) at closing. The transaction resulted in the recognition of a $47 million pre-tax gain, which includes certain working capital and other adjustments, in 2007. Due to certain lease-back arrangements between the Company and the buyer and related environmental obligations of the Company, approximately $51 million of the transaction proceeds attributable to the fair value of the underlying land at Bay City ($1 million) and Oberhausen (€36 million) is included in deferred proceeds in long-term Other liabilities, and divested land with a book value of $14 million (€10 million at Oberhausen and $1 million at Bay City) remains on the Company’s consolidated balance sheet.

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

Third-party sales include $5 million, $35 million and $33 million for the years ended December 31, 2007, 2006 and 2005, respectively, that would have been eliminated upon consolidation were the divestiture not accounted for as a discontinued operation. These amounts relate to sales from the continuing operations of the Company to the divested businesses.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the third quarter of 2006, the Company discontinued its Pentaerythritol (“PE”) operations, which were included in the Acetyl Intermediates segment. During the second quarter of 2007, the Company discontinued its Edmonton, Canada methanol operations, which were included in the Acetyl Intermediates segment. As a result, the earnings (loss) from operations related to the Edmonton methanol and PE operations are reflected as components of discontinued operations in the consolidated statements of operations.

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

In October 2004, the Company announced plans to implement a strategic restructuring of its acetate business to increase efficiency, reduce overcapacity in certain areas and to focus on products and markets that provide long-term value. As part of this restructuring, the Company announced its plans to discontinue its filament operations, which were included in the Consumer Specialties segment, prior to December 31, 2005 and to consolidate its acetate flake and tow manufacturing operations. During the fourth quarter of 2005, the Company discontinued its filament operations. As a result, the earnings (loss) from operations related to the filament operations are reflected as a component of discontinued operations in the consolidated statements of operations.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the results of the discontinued operations for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007(1)	2006	2005
	(In $ millions)

Net Sales	197	891	845
Cost of sales	(152)	(759)	(742)

Gross profit	45	132	103

Operating profit	40	130	96
Gain on disposal of discontinued operations	52	5	—
Income tax provision from operation of discontinued operations	(13)	(46)	(33)
Income tax benefit (provision) from gain on disposal of discontinued operations	11 (2)	(2)	—

Earnings from discontinued operations	90	87	63

(1)	The year ended December 31, 2007 includes only two months of operations for the oxo products and derivatives businesses as these businesses were sold on February 28, 2007.

(2)	Income tax benefit on gain from disposal of discontinued operations of $11 million is comprised of $29 million tax expense related to the divestiture of facilities in the US, offset by $40 million tax benefit on the divestiture of facilities and investments in Germany.

Asset Sales:

In December 2007, the Company sold the assets at its Edmonton, Alberta, Canada facility to a real estate developer for approximately $35 million. As part of the agreement, the Company will retain certain environmental liabilities associated with the site. The Company derecognized approximately $16 million of asset retirement obligations which were transferred to the buyer. As a result of the sale, the Company recorded a gain of approximately $37 million for the year ended December 31, 2007.

On July 31, 2007, the Company reached an agreement with Babcock & Brown, a worldwide investment firm, which specializes in real estate and utilities development, to sell its Pampa, Texas, facility. The Company will maintain its chemical operations at the site until at least 2009. Proceeds received upon certain milestone events are treated as deferred proceeds and included in long-term Other liabilities until the transaction is complete, as defined in the sales agreement.

In October 2005, the Company sold its Rock Hill, SC manufacturing facility for $4 million in cash. As a result the Company derecognized $12 million of asset retirement obligations and $7 million of environmental liabilities which were legally transferred to the buyer, and recorded a gain of $23 million.

6.	Securities Available for Sale

As of December 31, 2007 and 2006, the Company had $261 million and $265 million, respectively, of securities available for sale, which were included as a component of current and long-term Other assets. The Company’s captive insurance companies and pension related trusts hold these securities for capitalization and funding requirements, respectively. The Company’s shares of Accsys are also included as a component of securities available for sale (see Note 5). The Company recorded a net realized gain (loss) of less than $1 million, $(1) million and $(2) million for the years ended December 31, 2007, 2006 and 2005, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type as of December 31, 2007 and 2006, were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In $ millions)

As of December 31, 2007
Debt securities
US government	67	5	—	72
US corporate	33	—	(1)	32

Total debt securities	100	5	(1)	104
Bank certificates of deposit	7	—	—	7
Equity securities	78	26	—	104
Mortgage-backed securities	46	—	—	46

Total	231	31	(1)	261

As of December 31, 2006
Debt securities
US government	69	1	(1)	69
US corporate	54	—	(1)	53

Total debt securities	123	1	(2)	122
Bank certificates of deposit	10	—	—	10
Equity securities	59	11	—	70
Mortgage-backed securities	58	—	(1)	57
Money markets deposits and other securities	6	—	—	6

Total	256	12	(3)	265

Fixed maturities as of December 31, 2007 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In $ millions)

Within one year	18	18
From one to five years	42	42
From six to ten years	26	26
Greater than ten years	67	71

	153	157

Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Receivables, Net

	As of December 31,
	2007	2006
	(In $ millions)

Trade receivables — third party and affiliates	1,027	1,017
Allowance for doubtful accounts — third party and affiliates	(18)	(16)

Subtotal	1,009	1,001
Reinsurance receivables	35	85
Other	402	390

Net receivables	1,446	1,476

As of December 31, 2007 and 2006, the Company had no significant concentrations of credit risk since the Company’s customer base is dispersed across many different industries and geographies.

8.	Inventories

	As of December 31,
	2007	2006
	(In $ millions)

Finished goods	500	500
Work-in-process	29	33
Raw materials and supplies	107	120

Total inventories	636	653

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments

Equity Method

The Company’s equity investments and ownership interests are as follows:

		Ownership Percentage		Carrying Value		Share of Earnings (Loss)
		As of December 31,		As of December 31,		Year Ended December 31,
	Segment	2007	2006	2007	2006	2007	2006	2005
		(In percent)		(In $ millions)

Estech GmbH & Co. KG(1)	Acetyl Intermediates	51.0	51.0	—	—	—	—	(10)
European Oxo GmbH(2)	Acetyl Intermediates	—	50.0	—	26	2	10	10
Erfei, A.I.E	Acetyl Intermediates	45.0	45.0	1	1	(1)	—	—
	Advanced Engineered
Fortron Industries	Materials	50.0	50.0	73	63	16	14	11
Korea Engineering	Advanced Engineered
Plastics Co., Ltd.	Materials	50.0	50.0	170	160	14	13	14
	Advanced Engineered
Polyplastics Co., Ltd.	Materials	45.0	45.0	170	136	25	26	24
InfraServ GmbH & Co. Gendorf KG	Other Activities	39.0	39.0	30	26	5	4	4
InfraServ GmbH & Co. Höchst KG	Other Activities	31.2	31.2	154	136	18	14	7
InfraServ GmbH & Co. Knapsack KG	Other Activities	28.2	28.2	23	18	4	1	1
Sherbrooke Capital Health and Wellness, L.P.(3)	Consumer Specialties	10.0	10.0	4	4	—	1	—

Total				625	570	83	83	61

(1)	In August 2005, the Company and Hatco Corporation agreed to wind up this investment.

(2)	The Company divested this investment in February 2007 (see Note 5). The share of earnings (loss) for this investment is included in Earnings (loss) from discontinued operations on the consolidated statements of operations.

(3)	The Company accounts for its 10% ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

	Year Ended December 31,
	2007	2006	2005
	(In $ millions)

Affiliates totals:
Net earnings	204	197	138
Company’s share:
Net earnings(1)	83	83	61
Dividends and other distributions	57	109	66

(1)	Amount does not include a $1 million and a $3 million liquidating dividend from Clear Lake Methanol Partners for the years ended December 31, 2007 and 2006, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total assets and liabilities associated with the Company’s equity method investments are as follows:

	As of December 31,
	2007	2006
	(In $ millions)

Total assets	2,916	2,505
Total liabilities	1,576	1,411

Cost Investments

The Company’s investments accounted for under the cost method of accounting as of December 31 are as follows:

				Carrying Value as of
		Ownership Percentage		December 31,
	Segment	2007	2006	2007	2006
		(In percent)		(In $ millions)

National Methanol Company (Ibn Sina)	Acetyl Intermediates	25	25	54	54
Kunming Cellulose Fibers Co. Ltd.	Consumer Specialties	30	30	15	15
Nantong Cellulose Fibers Co. Ltd.	Consumer Specialties	31	31	77	77
Zhuhai Cellulose Fibers Co. Ltd.	Consumer Specialties	30	30	15	15
InfraServ GmbH & Co. Wiesbaden KG	Other Activities	8	8	6	6
Other				22	26

Total				189	193

Certain cost investments where the Company owns greater than a 20% ownership interest are accounted for under the cost method of accounting because the Company cannot exercise significant influence over these entities. The Company determined that it cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on the Company’s involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with US GAAP.

During 2007, the Company wrote-off its remaining €1 million ($1 million) cost investment in European Pipeline Development Company B.V. (“EPDC”) and expensed €7 million ($9 million), included in Other income (expense), net, associated with contingent liabilities that became payable due to the Company’s decision to exit the pipeline development project. The investment in EPDC related to the construction of a pipeline system, solely dedicated to the transportation of propylene, which was to connect Rotterdam via Antwerp, Netherlands, with the Company’s Oberhausen and Marl production facilities in Germany. However, on February 15, 2007, EPDC shareholders voted to cease the pipeline project as originally envisaged and go into liquidation. The Company was a 12.5% shareholder of EPDC.

During 2007, the Company fully impaired its $5 million cost investment in Elemica Corporation (“Elemica”). Elemica is a network for the global chemical industry developed by 22 of the leading chemical companies in the world for the benefit of the entire industry. The Company is a 1.83% shareholder of Elemica through its preferred share holdings. As part of Elemica’s planned capital reorganization in 2007, its board of directors has proposed to convert all outstanding preferred stock into shares of Elemica’s common stock. Based on the Company’s analysis of

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Elemica’s proposed capital reorganization, past earnings performance and business prospects, the Company concluded that its cost investment in Elemica was impaired. The impairment was included in Other income (expense), net.

10.	Property, Plant and Equipment, Net

	As of December 31,
	2007	2006
	(In $ millions)

Land	69	64
Land improvements	45	51
Buildings	353	353
Machinery and equipment	2,404	2,089
Construction in progress	329	285

Property, plant and equipment, gross	3,200	2,842
Less: accumulated depreciation	(838)	(687)

Property, plant and equipment, net	2,362	2,155

Assets under capital leases, net of accumulated amortization, amounted to approximately $105 million and $26 million as of December 31, 2007 and 2006, respectively.

Interest costs capitalized were $9 million, $6 million and $4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Depreciation expense was $209 million, $191 million and $201 million during the years ended December 31, 2007, 2006 and 2005, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(In $ millions)

Carrying value of goodwill as of December 31, 2005(1)	285	267	59	338	949
Acquisition of Acetex — adjustments	—	—	(6)	17	11
Acquisition of CAG(2)	(26)	(33)	(1)	(26)	(86)
Exchange rate changes	(3)	6	—	(2)	1

Carrying value of goodwill as of December 31, 2006(1)	256	240	52	327	875
Acquisition of CAG(3)	(11)	(14)	—	(11)	(36)
Acquisition of APL	—	18	—	—	18
Sale of oxo products and derivatives businesses	—	—	—	(42)	(42)
Sale of AT Plastics’ Films business	—	—	(1)	—	(1)
Adoption of FIN 48(4)	15	6	(1)	(22)	(2)
Goodwill impairment(5)	—	—	(6)	—	(6)
Exchange rate changes	17	14	3	26	60

Carrying value of goodwill as of December 31, 2007	277	264	47	278	866

(1)	Amounts have been reallocated based on the revised segments as discussed in Note 26.

(2)	The adjustments recorded during the year ended December 31, 2006 consist primarily of reversals of certain pre-acquisition tax valuation allowances and resolution of uncertainties.

(3)	The adjustments recorded during the year ended December 31, 2007 consist primarily of goodwill recorded related to the purchase of the remaining outstanding CAG shares during the Squeeze-Out of $5 million offset by reversals of certain pre-acquisition tax valuation allowances of $41 million.

(4)	See Note 20 for additional discussion of FIN 48.

(5)	In connection with the Company’s annual goodwill impairment test, the Company recorded an impairment of approximately $6 million in the polyvinyl alcohol (“PVOH”) reporting unit. The PVOH reporting unit is included in the Industrial Specialties segment.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Intangible Assets

		Customer		Covenants
	Trademarks	Related		not to
	and	Intangible	Developed	Compete
	Tradenames	Assets	Technology	and Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2005	73	474	12	11	570
Acquisitions	2	14	—	1	17
Divestitures	—	(8)	—	—	(8)
Impairment	(2)	—	—	—	(2)
Exchange rate changes	6	43	1	—	50

As of December 31, 2006	79	523	13	12	627
Acquisitions	2	10	—	—	12
Divestitures	(1)	(17)	(1)	—	(19)
Exchange rate changes	5	46	—	—	51

As of December 31, 2007	85	562	12	12	671
Accumulated Amortization
As of December 31, 2005	(1)	(80)	(5)	(3)	(89)
Current period amortization	—	(65)	(3)	(3)	(71)
Divestitures	—	8	—	—	8
Exchange rate changes	—	(12)	—	—	(12)

As of December 31, 2006	(1)	(149)	(8)	(6)	(164)
Current period amortization	—	(68)	(1)	(3)	(72)
Divestitures	1	5	—	—	6
Exchange rate changes	—	(16)	—	—	(16)

As of December 31, 2007	—	(228)	(9)	(9)	(246)

Net Book Value as of December 31, 2007	85	334	3	3	425

Estimated amortization expense for the succeeding five fiscal years is approximately $63 million in 2008, $61 million in 2009, $52 million in 2010, $48 million in 2011 and $36 million in 2012. The Company’s trademarks and tradenames have an indefinite life. Accordingly, no amortization is recorded on these intangible assets. As a result of the Company’s annual impairment test on indefinite-lived intangible assets, the Company recorded an impairment loss of $2 million for the year ended December 31, 2006.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Other Current Liabilities

	As of December 31,
	2007	2006
	(In $ millions)

Salaries and benefits	168	198
Environmental (see Note 17)	19	26
Restructuring (see Note 19)	40	34
Insurance	41	68
Sorbates litigation	170	148
Asset retirement obligations	16	12
Derivatives	129	7
Other	305	287

Total Other current liabilities	888	780

14.	Other Liabilities

	As of December 31,
	2007	2006
	(In $ millions)

Environmental (see Note 17)	96	88
Insurance	78	86
Deferred revenue	71	72
Deferred proceeds (see Notes 5 and 29)	93	26
Asset retirement obligations	31	47
Derivatives	37	34
Other	89	90

Total long-term Other liabilities	495	443

Changes in asset retirement obligations are reconciled as follows:

	Year Ended December 31,
	2007	2006	2005
	(In $ millions)

Balance at beginning of year	59	54	52
Additions	—	10	9
Accretion	5	3	4
Payments	(6)	(2)	(9)
Divestitures(1)	(16)	—	(12)
Purchase accounting adjustments	3	—	9
Revisions to cash flow estimates	(2)	(7)	—
Exchange rate changes	4	1	1

Balance at end of year(2)	47	59	54

(1)	The amount in 2007 relates to the sale of the Edmonton plant and the amount in 2005 relates to the sale of the Rock Hill plant (see Note 5).

(2)	Included in the liability for each of the years ended December 31, 2007, 2006 and 2005 is approximately $10 million related to a business acquired in 2005. The Company has a corresponding receivable for this amount included in Other receivables for each of these respective years.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has identified but not recognized asset retirement obligations related to certain of its existing operating facilities. Examples of these types of obligations include demolition, decommissioning, disposal and restoration activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of the existing operations. However, the Company currently plans on continuing operations at these facilities indefinitely and therefore a reasonable estimate of fair value cannot be determined at this time. In the event the Company considers plans to abandon or cease operations at these sites, an asset retirement obligation will be reassessed at that time. If certain operating facilities were to close, the related asset retirement obligations could significantly affect the Company’s results of operations and cash flows.

15.	Debt

	As of December 31,
	2007	2006
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	44	127
Short-term borrowings, principally comprised of amounts due to affiliates	228	182

Total short-term borrowings and current installments of long-term debt — third party and affiliates	272	309

Long-term debt
Senior Credit Facilities: Term Loan facility due 2011(1)	—	1,622
Senior Credit Facilities: Term Loan facility due 2014	2,855	—
Senior Subordinated Notes 9.625%, due 2014(1)	—	799
Senior Subordinated Notes 10.375%, due 2014(1)	—	171
Senior Discount Notes 10.5%, due 2014(1)	—	339
Senior Discount Notes 10%, due 2014(1)	—	81
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	191
Obligations under capital leases and other secured borrowings due at various dates through 2023	110	30
Other bank obligations, interest rates ranging from 6.55% to 7.05%, due at various dates through 2014	168	69

Subtotal	3,328	3,316
Less: Current installments of long-term debt	44	127

Total long-term debt	3,284	3,189

(1)	These facilities were repaid in full in conjunction with the debt refinancing discussed below.

As of December 31, 2006, the amended and restated (January 2005) senior credit facilities consisted of a term loan facility, a revolving credit facility and a credit-linked revolving facility. The $600 million revolving credit facility provided for the availability of letters of credit in US dollars and Euros and for borrowings on same-day notice. As of December 31, 2006, there were no letters of credit issued or outstanding borrowings under the revolving credit facility; accordingly, $600 million remained available for borrowing. The Company had an approximate $228 million credit-linked revolving facility available for the issuance of letters of credit. As of

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, there were $218 million of letters of credit issued under the credit-linked revolving facility and $10 million remained available for borrowing.

Debt Refinancing

In March 2007, the Company announced a comprehensive recapitalization plan to refinance its debt and repurchase shares. On April 2, 2007, the Company, through certain of its subsidiaries, entered into a new senior credit agreement. The new senior credit agreement consists of $2,280 million of US dollar denominated and €400 million of Euro denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the new senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the new senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of December 31, 2007, there were $129 million of letters of credit issued under the credit-linked revolving facility and $99 million remained available for borrowing. As of December 31, 2007, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly $650 million remained available for borrowing.

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

The new senior credit agreement contains a number of covenants that, subject to certain exceptions, restrict, among other things, the ability of Celanese Holdings LLC and its subsidiaries to incur new debt, repurchase shares, make certain investments, acquire new entities, sell assets and pay dividends in excess of amounts specified in the agreement. Additionally, the revolving credit facility requires Celanese Holdings LLC and its subsidiaries to maintain a maximum First-Lien Senior Secured Leverage Ratio, as defined in the agreement, when there is outstanding credit exposure under the revolver. The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2007.

Proceeds from the new senior credit agreement, together with available cash, were used to retire the Company’s $2,454 million amended and restated (January 2005) senior credit facilities, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and an approximate $228 million credit-linked revolving facility terminating in 2009, and to retire all of the Company’s Senior Subordinated Notes and Senior Discount Notes as discussed below.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the refinancing, the Company incurred premiums paid on early redemption of debt, accelerated amortization and other refinancing expenses. The components of refinancing expenses are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In $ millions)

Premium paid on early redemption of debt	207	—	74
Accelerated amortization of premiums and deferred financing costs on early redemption and prepayment of debt	33	1	28
Debt issuance costs and other	16	—	—

Total refinancing expenses	256	1	102

In connection with the refinancing, the Company recorded deferred financing costs of $39 million related to the new senior credit agreement, which are included in long-term Other assets on the accompanying consolidated balance sheet as of December 31, 2007 and will be amortized over the term of the new senior credit agreement. The deferred financing costs consist of $23 million of costs incurred to acquire the new senior credit agreement and $16 million of debt issue costs existing prior to the refinancing which will be retained and amortized over the term of the new senior credit agreement.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization of deferred financing costs, which is classified in Interest expense, of $8 million, $13 million and $11 million, respectively. As of December 31, 2007 and 2006, the Company had $39 million and $58 million of net deferred financing costs.

Principal payments scheduled to be made on the Company’s debt, including short-term borrowings, are as follows:

(In $ millions)

2008	272
2009	73
2010	69
2011	76
2012	51
Thereafter	3,015

Total	3,556

16.	Benefit Obligations

Pension obligations.  Pension obligations are established for benefits payable in the form of retirement, disability and surviving dependent pensions. The benefits offered vary according to the legal, fiscal and economic conditions of each country. The commitments result from participation in defined contribution and defined benefit plans, primarily in the US. Benefits are dependent on years of service and the employee’s compensation. Supplemental retirement benefits provided to certain employees are nonqualified for US tax purposes. Separate trusts have been established for some nonqualified plans.

The Company sponsors defined benefit pension plans in North America, Europe and Asia. As of December 31, 2007, the Company’s US qualified pension plan represented greater than 83% and 75% of Celanese’s pension plan assets and liabilities, respectively. Independent trusts or insurance companies administer the majority of these plans. Pension costs under the Company’s retirement plans are actuarially determined.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sponsors various defined contribution plans in North America, Europe and Asia covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. The Company’s matching contribution to the defined contribution plans are based on specified percentages of employee contributions and aggregated $12 million, $11 million and $12 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company participates in multiemployer defined benefit pension plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit pension plans are based on specified percentages of employee contributions and aggregated $7 million, $7 million and $6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other postretirement obligations.  Certain retired employees receive postretirement healthcare and life insurance benefits under plans sponsored by the Company, which has the right to modify or terminate these plans at any time. The cost for coverage is shared between the Company and the employee. The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The Company’s policy is to fund benefits as claims and premiums are paid. The US plan was closed to new participants effective January 1, 2006.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the benefit obligations, the fair value of the plan assets and the funded status of the Company’s pension and postretirement benefit plans; and the amounts recognized in the Company’s consolidated financial statements:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2007	2006	2007	2006
	(In $ millions)

Change in projected benefit obligation
Projected benefit obligation at beginning of period	3,343	3,407	343	377
Service cost	38	40	2	2
Interest cost	187	183	19	20
Participant contributions	1	1	17	18
Plan amendments	4	1	—	(1)
Actuarial gains(1)	(123)	(115)	(18)	(14)
Special termination benefits	—	3	—	—
Divestitures	—	(1)	—	—
Settlements	(40)	(9)	—	—
Benefits paid	(215)	(205)	(66)	(59)
Federal subsidy on Medicare Part D	—	—	6	—
Curtailments	(1)	—	(1)	(1)
Foreign currency exchange rate changes	69	32	4	1
Other	1	6	—	—

Projected benefit obligation at end of period	3,264	3,343	306	343

Change in plan assets
Fair value of plan assets at beginning of period	2,802	2,603	—	—
Actual return on plan assets	209	332	—	—
Employer contributions	48	53	43	41
Participant contributions	1	1	17	18
Settlements	(28)	(9)	—	—
Benefits paid	(215)	(205)	(66)	(59)
Federal subsidy on Medicare Part D	—	—	6	—
Foreign currency exchange rate changes	57	20	—	—
Other	1	7	—	—

Fair value of plan assets at end of period	2,875	2,802	—	—

Funded status and net amounts recognized
Plan assets less than benefit obligation	(389)	(541)	(306)	(343)
Unrecognized prior service cost	3	(1)	(1)	(1)
Unrecognized actuarial (gain) loss	(53)	64	(71)	(44)

Net amount recognized in the consolidated balance sheets	(439)	(478)	(378)	(388)

Amounts recognized in the accompanying consolidated balance sheets consist of:
Non-current assets	7	4	—	—
Current liabilities	(21)	(22)	(34)	(38)
Non-current liabilities	(375)	(523)	(272)	(305)

Accrued benefit liability	(389)	(541)	(306)	(343)

Net actuarial loss (gain)	(53)	64	(71)	(44)
Prior service cost (benefit)	3	(1)	(1)	(1)

Other comprehensive (income) loss(2)	(50)	63	(72)	(45)

Net amount recognized in the consolidated balance sheets	(439)	(478)	(378)	(388)

(1)	Primarily relates to change in discount rates.

(2)	Amount shown net of tax in the consolidated statements of shareholders’ equity. See Note 20 for the related tax associated with the pension and postretirement benefit obligations.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets at the end of 2007 and 2006 were as follows:

	As of December 31,
	2007	2006
	(In $ millions)

Projected benefit obligation	638	3,264
Accumulated benefit obligation	618	3,124
Fair value of plan assets	308	2,723

The accumulated benefit obligation for all defined benefit pension plans was $3,147 million and $3,192 million as of December 31, 2007 and 2006, respectively.

The following table sets forth the Company’s net periodic pension cost:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
			(In $ millions)

Components of net periodic benefit cost
Service cost	38	40	40	2	2	3
Interest cost	187	183	181	19	20	23
Expected return on plan assets	(216)	(207)	(200)	—	—	—
Amortization of prior service cost	—	1	—	—	—	—
Recognized actuarial (gain) loss	1	2	1	(2)	—	—
Curtailment (gain) loss	(1)	1	2	(1)	(1)	(1)
Settlement (gain) loss	(12)	—	1	—	—	—
Special termination benefits	—	3	1	—	—	—

Net periodic benefit cost	(3)	23	26	18	21	25

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	(52)	66	—	(73)	(44)	—
Prior service cost (benefit)	3	—	—	(1)	(1)	—
Amortization of net actuarial loss (gain)	(1)	(2)	—	2	—	—
Amortization of prior service cost (benefit)	—	(1)	—	—	—	—
Other changes in plan assets and benefit obligations	(8)	(10)	180	—	—	(44)

Total recognized in other comprehensive (income) loss(1)	(58)	53	180	(72)	(45)	(44)

Total recognized in net periodic cost and other comprehensive (income) loss(1)	(61)	76	206	(54)	(24)	(19)

(1)	Amounts shown net of tax in the consolidated statements of shareholders’ equity and comprehensive income (loss).

Amortization of the actuarial (gains)/loss into net periodic cost in 2008 is expected to be $1 million and $(4) million for pension benefits and postretirement benefits, respectively.

Included in the pension obligations above are accrued liabilities relating to supplemental retirement plans for certain employees amounting to $230 million and $232 million as of December 31, 2007 and 2006, respectively. Pension expense relating to these plans included in net periodic benefit cost totaled $14 million, $15 million and $15 million for the years ended December 31, 2007, 2006 and 2005, respectively. To fund these obligations, nonqualified trusts were established, included within non-current Other assets, which held marketable securities

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued at $180 million and $183 million as of December 31, 2007 and 2006, respectively, and recognized income (loss), excluding appreciation of insurance contracts, of $5 million, $5 million and $6 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition to holding marketable securities, the nonqualified trust holds investments in insurance contracts of $68 million and $66 million as of December 31, 2007 and 2006, respectively.

Valuation

The Company uses the corridor approach in the valuation of the defined benefit plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date for active plan participants or, for retired participants, the average remaining life expectancy.

The following tables set forth the principal weighted-average assumptions used:

	Pension Benefits		Postretirement Benefits
	As of		As of
	December 31,		December 31,
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations
Discount rate:
US plans	6.30%	5.88%	6.00%	5.88%
International plans	5.42%	4.70%	5.31%	4.80%
Combined	6.16%	5.68%	5.93%	5.79%
Rate of compensation increase:
US plans	4.00%	4.00%	4.00%	4.00%
International plans	3.15%	3.18%	3.48%	3.53%
Combined	3.66%	3.73%	3.92%	3.92%

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine net cost
Discount rate:
US plans	5.88%	5.63%	5.88%	5.88%	5.63%	5.88%
International plans	4.70%	4.54%	5.50%	4.80%	4.97%	5.68%
Combined	5.68%	5.46%	5.85%	5.79%	5.57%	5.86%
Expected return on plan assets:
US plans	8.50%	8.50%	8.50%	N/A	N/A	N/A
International plans	6.59%	6.30%	6.25%	N/A	N/A	N/A
Combined	8.20%	8.17%	8.19%	N/A	N/A	N/A
Rate of compensation increase:
US plans	4.00%	4.00%	4.00%	N/A	N/A	N/A
International plans	3.18%	3.26%	3.25%	N/A	N/A	N/A
Combined	3.73%	3.81%	3.80%	N/A	N/A	N/A

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

The Company determines its assumption for the discount rates to be used for the purposes of computing annual service and interest costs for its US plans based on the yields of high quality corporate/government bonds with a duration appropriate to the duration of the plan obligations.

The Company determines its discount rates in the Euro zone using the iBoxx Euro Corporate AA Bond indices with appropriate adjustments for the duration of the plan obligations. In other International locations, the Company determines its discount rates based on the yields of high quality government bonds with a duration appropriate to the duration of the plan obligations.

On January 1, 2007, the Company’s health care cost trend assumption for US postretirement medical plan’s net periodic benefit cost was 8.5% for the first two years grading down 1% per year to an ultimate rate of 5%. On January 1, 2006, the health care cost trend rate was 9% per year grading down 1% per year to an ultimate rate of 5%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in the assumed health care cost trend rate would impact postretirement obligations by $4 million and $(3) million, respectively. The effect of a one percent increase or decrease in the assumed health care cost trend rate would have a less than $1 million impact on service and interest cost.

Impact of Remeasurement

As a result of the sale of the oxo products and derivatives businesses in February 2007 (see Note 5), there was a reduction of approximately 1,076 employees triggering a settlement and remeasurement of the affected pension plans due to certain changes in actuarial valuation assumptions. The settlement and remeasurement resulted in a net increase in the projected benefit obligation of $44 million with an offset to Accumulated other comprehensive income (loss), net (net of tax of $1 million) and a settlement gain of $11 million (included in Gain on disposal of discontinued operations) for the pension plan during the year ended December 31, 2007.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2007, the Company finalized the shutdown of its Edmonton, Canada methanol operations. This resulted in the reduction of approximately 175 employees triggering a final settlement gain of less than $1 million during the year ended December 31, 2007. The settlement and remeasurement resulted in a net decrease in the projected benefit obligation of approximately $3 million. The final cash payout due was approximately CDN $30 million ($29 million) and was paid during the third quarter of 2007.

Plan Assets

The following tables set forth the target asset allocation for the Company’s pension plans and the asset allocation as of December 31, 2007 and 2006:

	Weighted
	Average	Percentage of
	Target	Plan Assets as of
	Allocation	December 31,
Asset Category — US	2008	2007	2006

Equity securities	69%	68%	69%
Debt securities	30%	30%	31%
Real estate and other	1%	2%	0%

Total	100%	100%	100%

	Weighted
	Average	Percentage of
	Target	Plan Assets as of
	Allocation	December 31,
Asset Category — International	2008	2007	2006

Equity securities	23%	39%	50%
Debt securities	71%	48%	49%
Real estate and other	6%	13%	1%

Total	100%	100%	100%

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

External investment managers are hired to manage the pension assets. An investment consultant assists with the screening process for each new manager hired. Over the long-term, the investment portfolio is expected to earn returns that exceed a composite of market indices that are weighted to match each plan’s target asset allocation. Long-term is considered 3 to 5 years; however, incidences of underperformance are analyzed. The portfolio return

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

should also (over the long term) meet or exceed the return used for actuarial calculations in order to minimize future pension contributions and escalation in pension expense.

Employer contributions for pension benefits and postretirement benefits are expected to be $40 million and $34 million, respectively, in 2008. The table below reflects pension benefits expected to be paid from the plan or from the Company’s assets. The postretirement benefits represent the Company’s share of the benefit cost.

		Postretirement
		Benefit
	Pension		Expected
	Benefit		Federal
	Payments(1)	Payments	Subsidy
	(In $ millions)

2008	214	34	7
2009	210	31	6
2010	208	28	7
2011	212	25	7
2012	211	23	8
2013-2017	1,112	121	8

(1)	Payments are expected to be made primarily from plan assets.

Other Obligations

The following table represents additional benefit liabilities and other similar obligations:

	As of December 31,
	2007	2006
	(In $ millions)

Long-term disability	36	40
Other	13	21

Total	49	61

17.	Environmental

General — The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from the divestiture of certain businesses by the Company or one of its predecessor companies.

For the years ended December 31, 2007, 2006 and 2005, the Company’s expenditures, including expenditures for legal compliance, internal environmental initiatives and remediation of active, orphan, divested and US Superfund sites (as defined below) were $83 million, $71 million and $84 million, respectively. The Company’s capital project related environmental expenditures for the years ended December 31, 2007, 2006 and 2005 were $14 million, $5 million and $8 million, respectively. Environmental reserves for remediation matters were $115 million and $114 million as of December 31, 2007 and 2006, respectively, which represents the Company’s best estimate of its liability.

Remediation — Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or US

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Superfund sites. In addition, as part of the demerger agreement between the Company and Hoechst, a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company. The Company provides for such obligations when the event of loss is probable and reasonably estimable.

For the years ended December 31, 2007, 2006 and 2005, the total remediation efforts charged to cost of sales were $4 million, $6 million and $4 million, respectively. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

The Company did not record any insurance recoveries related to these matters for the reported periods. There are no receivables for insurance recoveries as of December 31, 2007 and 2006, however, as of December 31, 2007, there is a $13 million receivable from a former owner of an acquired business.

German InfraServs — On January 1, 1997, coinciding with a reorganization of the Hoechst businesses in Germany, real estate service companies (“InfraServs”) were created to own directly the land and property and to provide various technical and administrative services at each of the manufacturing locations. The Company has manufacturing operations at two InfraServ locations in Germany: Frankfurt am Main-Hoechst and Kelsterbach, and holds interests in the companies which own and operate the former Hoechst sites in Gendorf, Knapsack and Wiesbaden.

InfraServs are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, and its legal successors, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate. The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies will indemnify Hoechst, and its legal successors, against environmental liabilities resulting from the transferred businesses. Additionally, the InfraServs have agreed to indemnify Hoechst, and its legal successors, against any environmental liability arising out of or in connection with environmental pollution of any site. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on a few sites that were not transferred to InfraServ companies, in which case Hoechst, and its legal successors, must reimburse the Company for two-thirds of any costs so incurred.

The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ Partnership. In view of this potential obligation to eliminate residual contamination, the InfraServs, primarily relating to equity and cost affiliates which are not consolidated by the Company, have reserves of $88 million and $78 million as of December 31, 2007 and 2006, respectively.

If an InfraServ partner defaults on its respective indemnification obligations to eliminate residual contamination, the owners of the remaining participation in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServs or their owners, these liabilities are to be borne by the Company in accordance with the demerger agreement. However, Hoechst, and its legal successors, will reimburse the Company for two-thirds of any such costs. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on several sites that were not transferred to InfraServ companies, in which case Hoechst, and its legal successors, must also reimburse the Company for two-thirds of any costs so incurred. The German InfraServs are owned partially by the Company, as noted below, and the remaining ownership is held by various other companies.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s ownership interest and environmental liability participation percentages for such liabilities which cannot be attributed to an InfraServ partner were as follows as of December 31, 2007:

Company	Ownership %	Liability %

InfraServ GmbH & Co. Gendorf KG	39.0%	10.0%
InfraServ GmbH & Co. Knapsack KG	28.2%	22.0%
InfraServ GmbH & Co. Kelsterbach KG	100.0%	100.0%
InfraServ GmbH & Co. Höchst KG	31.2%	40.0%
InfraServ GmbH & Co. Wiesbaden KG	7.9%	0.0%
InfraServ Verwaltungs GmbH	100.0%	0.0%

US Superfund Sites — In the US, the Company may be subject to substantial claims brought by US federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the US Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 50 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. As of December 31, 2007 and 2006, the Company had provisions totaling $13 million and $15 million, respectively, for US Superfund sites and utilized $1 million, $1 million and $2 million of these reserves during the years ended December 31, 2007, 2006 and 2005, respectively. Additional provisions and adjustments recorded during the years ended December 31, 2007, 2006 and 2005 approximately offset these expenditures.

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

Hoechst Liabilities — In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for the first €250 million of future remediation liabilities for environmental damages arising from 19 specified divested Hoechst entities. As of December 31, 2007 and 2006, reserves of $27 million and $33 million, respectively, for these matters are included as a component of the total environmental reserves. As of December 31, 2007 and 2006, the Company, has made total cumulative payments of $46 million and $44 million, respectively. If such future liabilities exceed €250 million, Hoechst, and its legal successors, will bear such excess up to an additional €500 million. Thereafter, the Company will bear one-third and Hoechst, and its legal successors, will bear two-thirds of any further environmental remediation liabilities. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under this indemnification, the Company has not recognized any liabilities relative to this indemnification.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Shareholders’ Equity

Preferred Stock

The Company has $240 million aggregate liquidation preference of outstanding preferred stock. Holders of the preferred stock are entitled to receive, when, as and if, declared by the Company’s Board of Directors, out of funds legally available, cash dividends at the rate of 4.25% per annum of liquidation preference, payable quarterly in arrears, commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.25 shares of Series A common stock, subject to adjustments, per $25.00 liquidation preference of preferred stock and upon conversion will be recorded in Shareholders’ equity.

During 2007 and 2006, the Company declared and paid $10 million of cash dividends in each period on its 4.25% convertible perpetual preferred stock.

Initial Public Offering

In January 2005, the Company completed an initial public offering of 50,000,000 shares of Series A common stock and received net proceeds of $752 million after deducting underwriters’ discounts and offering expenses of $48 million. Concurrently, the Company received net proceeds of $233 million from the offering of its convertible perpetual preferred stock.

On March 9, 2005, the Company issued a 7,500,000 Series A common stock dividend to the Original Shareholders (see Note 18) of its Series B common stock.

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

Original Shareholders Sale of Series A Common Stock

On May 9, 2006, the Company registered shares of its Series A common stock, shares of its preferred stock and depository shares pursuant to the Company’s universal shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) on May 9, 2006. On May 9, 2006, the Original Shareholders sold 35,000,000 shares of Series A common stock through a public secondary offering and granted to the underwriter an over-allotment option to purchase up to an additional 5,250,000 shares of the Company’s Series A common stock. The underwriter did not exercise the over-allotment option. The Company did not receive any of the proceeds from the offering. The transaction closed on May 15, 2006. The Company incurred and expensed approximately $2 million of fees related to this transaction.

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

On May 14, 2007, the Original Shareholders sold their remaining 22,106,597 shares of Series A common stock in a registered public secondary offering pursuant to the universal shelf registration statement on Form S-3 filed with the SEC on May 9, 2006. The Company did not receive any of the proceeds from the offering. The Company incurred and expensed less than $1 million of fees related to this transaction. As of December 31, 2007, the Original Shareholders have no remaining ownership interest in the Company.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Paid-in Capital

In connection with the demerger and pursuant to the Demerger Agreement executed and delivered by the Company and Hoechst, the Company assumed certain of Hoechst’s businesses as well as certain contractual rights, including indemnifications. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $4 million, $3 million and $5 million, respectively, increases in Additional paid-in capital related to recoveries due from Hoechst, and its legal successors, for the antitrust matters in the sorbates industry (see Note 24).

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

During 2007 and 2006, the Company declared and paid $25 million and $26 million, respectively, of cash dividends to holders of its Series A common shares.

On March 8, 2005, the Company declared a special cash dividend to holders of the Company’s Series B common stock of $804 million, which was paid on April 7, 2005. Upon payment of the $804 million dividend, all of the outstanding shares of Series B common stock converted automatically to shares of Series A common stock.

Treasury Stock

In conjunction with the April 2007 debt refinancing discussed in Note 15, the Company, through its wholly-owned subsidiary CIH, repurchased 2,021,775 shares of its outstanding Series A common stock in a modified “Dutch Auction” tender offer from public shareholders, which expired on April 3, 2007, at a purchase price of $30.50 per share. The total price paid for these shares was approximately $62 million. The number of shares purchased in the tender offer represented approximately 1.3% of the Company’s outstanding Series A common stock at that time. The Company also separately purchased, through its wholly-owned subsidiary CIH, 329,011 shares of the Company’s Series A common stock at $30.50 per share from the investment funds associated with The Blackstone Group L.P. The total price paid for these shares was approximately $10 million. The number of shares purchased from Blackstone represented approximately 0.2% of the Company’s outstanding Series A common stock at that time.

Additionally, on June 4, 2007, the Company’s Board of Directors authorized the repurchase of up to $330 million of its Series A common stock. During 2007, the Company repurchased 8,487,700 shares of its Series A common stock at an average purchase price of $38.88 per share for a total of approximately $330 million pursuant to this authorization. The Company completed repurchasing shares related to this authorization during July 2007.

These purchases reduced the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Accumulated Other Comprehensive Income (Loss), Net

Accumulated other comprehensive income (loss), net, which is displayed in the consolidated statement of shareholders’ equity, represents net earnings (loss) plus the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations. Such items include unrealized gains/losses on marketable

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities, foreign currency translation, certain pension and postretirement benefit obligations and unrealized gains/losses on derivative contracts.

The after-tax components of Accumulated other comprehensive income (loss), net are as follows:

					Accumulated
	Unrealized			Unrealized	Other
	Gain (Loss) on	Foreign	Pension and	Gain/(Loss)	Comprehensive
	Marketable	Currency	Postretirement	on Derivative	Income
	Securities	Translation	Benefits	Contracts	(Loss), Net
	(In $ millions)

Balance as of December 31, 2004	(7)	7	(19)	2	(17)
Current-period change	3	5	(117)	—	(109)

Balance as of December 31, 2005	(4)	12	(136)	2	(126)
Current-period change	13	5	137	2	157

Balance as of December 31, 2006	9	17	1	4	31
Current-period change	17	70	120	(41)	166

Balance as of December 31, 2007	26	87	121	(37)	197

19.	Other (Charges) Gains, Net

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

The components of Other (charges) gains, net for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007		2006	2005
	(In $ millions)

Employee termination benefits	(32)		(12)	(18)
Plant/office closures	(11)		1	(4)
Environmental related plant closures	—		—	(12)
Deferred compensation triggered by Exit Event (see Note 21)	(74)		—	—
Insurance recoveries associated with plumbing cases	4		5	34
Insurance recoveries associated with Clear Lake, Texas (see Note 30)	40		—	—
Resolution of commercial disputes with a vendor (see Note 24)	31		—	—
Asset impairments	(9	)(1)	—	(25)
Ticona Kelsterbach plant relocation (see Note 29)	(5)		—	—
Other	(2)		(4)	(36)

Total Other (charges) gains, net	(58)		(10)	(61)

(1)	Included in this amount is $6 million of goodwill impairment (see Note 11).

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007

Other (charges) gains, net for employee termination benefits and plant/office closures include charges related to the Company’s plan to simplify and optimize its Emulsions and PVOH businesses to become a leader in technology and innovation and grow in both new and existing markets. Other (charges) gains, net for employee termination benefits and plant/office closures as also includes charges related to the sale of the Company’s Pampa, Texas, facility. In addition, the Company recorded an impairment of long-lived assets of approximately $3 million during the year ended December 31, 2007.

2006

Other (charges) gains, net includes charges related to severance associated with the relocation of corporate offices of $4 million, severance payments in connection with the lockout settlement at the Meredosia plant of $5 million and severance and relocation expenses related to restructuring at AT Plastics of $4 million.

These charges were offset by $5 million of income related to insurance recoveries associated with plumbing cases.

2005

In connection with the completion of the initial public offering in January 2005, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid the Advisor $35 million, which is included in Other (charges) gains, net in the table above. In addition, the Company also paid $10 million to the Advisor for the 2005 monitoring fee, which is included in Selling, general and administrative expenses on the consolidated statement of operations (see Note 27).

Asset impairments in 2005 primarily relate to the Company’s decision to divest its COC business (see Note 5).

Other (charges) gains, net also includes charges related to a change in environmental remediation strategy related to the closure of the Edmonton methanol plant, as well as severance primarily associated with the same closure of $8 million and severance related to the relocation of corporate offices of $10 million.

These charges were offset by $34 million of income related to insurance recoveries associated with plumbing cases.

The changes in the restructuring reserves from December 31, 2005 through December 31, 2007 are as follows:

(In $ millions)

Restructuring reserve as of December 31, 2005	65
Restructuring additions	17
Cash payments	(43)
Currency translation adjustment	2
Other	(6)

Restructuring reserve as of December 31, 2006	35
Restructuring additions(1)	46
Cash payments	(40)
Currency translation adjustment	4

Restructuring reserve as of December 31, 2007	45

(1)	Included in this amount is $33 million of employee termination benefits, of which $14 million relates to the Emulsions and PVOH restructuring discussed above. Also included in this amount is $13 million of reserves recorded in conjunction with the closure of the Little Heath, United Kingdom production plant acquired in the APL acquisition.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the above restructuring reserve of $45 million and $35 million as of December 31, 2007 and 2006, respectively, are $5 million and $1 million, respectively, of reserves included in long-term Other liabilities.

20.	Income Taxes

Income from continuing operations before income taxes and minority interest by jurisdiction is as follows:

	Year Ended
	December 31,
	2007	2006	2005
	(In $ millions)

US	(111)	116	(99)
Foreign	558	410	375

Total	447	526	276

The income tax provision consists of the following:

	Year Ended
	December 31,
	2007	2006	2005
	(In $ millions)

Current:
US	(9)	38	(2)
Foreign	163	29	65

Total current	154	67	63
Deferred:
US	17	80	7
Foreign	(61)	56	(46)

Total deferred	(44)	136	(39)

Income tax provision	110	203	24

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were as follows:

	As of
	December 31,
	2007	2006
	(In $ millions)

Pension and postretirement obligations	229	331
Accrued expenses	92	95
Inventory	2	8
Net operating loss and tax credit carryforwards	214	270
Other	33	10

Subtotal	570	714
Valuation allowance(1)	(311)	(460)

Deferred tax assets	259	254

Depreciation and amortization	384	436
Investments	26	26
Interest	7	(34)
Other	57	43

Deferred tax liabilities	474	471

Net deferred tax assets (liabilities)	(215)	(217)

(1)	Includes deferred tax asset valuation allowances primarily for the Company’s deferred tax assets in the US, Germany and certain Canadian entities, as well as other foreign jurisdictions. These valuation allowances relate to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

For the year ended December 31, 2007, the valuation allowance had a net decrease of $149 million primarily related to a decrease of $20 million allocated to Accumulated other comprehensive income, net; a decrease of $47 million related to new legislation in Mexico as discussed below and a decrease of $62 million related to the US pre-acquisition deferred tax assets and net operating losses.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the significant differences between the US federal statutory tax rate of 35% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended
	December 31,
	2007	2006	2005
	(In $ millions)

Income tax provision computed at US federal statutory tax rate	156	184	97
Increase (decrease) in taxes resulting from:
Change in valuation allowance	9	4	(8)
Equity income and dividends	8	5	12
Expenses not resulting in tax benefits	19	15	10
US tax effect of foreign earnings and dividends	27	28	12
Other foreign tax rate differentials(1)	(98)	(59)	(107)
Legislative changes	(21)	—	—
State income taxes and other	10	26	8

Income tax provision	110	203	24

(1)	Includes impact of earnings from China and Singapore subject to tax holidays which expire between 2008 and 2013.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of $2 billion as of December 31, 2007, as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The effective tax rate for continuing operations for the year ended December 31, 2007 was 25% compared to 39% for the year ended December 31, 2006. The effective tax rate for 2007 was favorably impacted by (1) an increase in unrepatriated low-taxed earnings, including tax holidays, and (2) the tax benefit related to German Tax Reform recorded during the year ended December 31, 2007. These benefits are partially offset by the accounting treatment of recent tax law changes in Mexico.

The Company operates under tax holidays in various countries which are effective through December 2013. In China, one of the Company’s entities has a tax holiday that provides for a zero percent tax rate in 2007 and 2008. For 2009 through 2011, the Company’s tax rate will be 50% of the statutory rate, or 12.5% based on the 2008 statutory rate of 25%. In Singapore, one of the Company’s entities has a tax holiday that provides for a zero percent tax rate through 2010. For 2011 through 2013, the Company’s tax rate will be 50% of the statutory rate, or 9% based on the current statutory rate of 18%. The impact of these tax holidays decreased foreign taxes $42 million for the year ended December 31, 2007.

The Corporate Tax Reform Act of 2008 was signed by the German Federal President in August 2007. The Act reduced the Company’s combined corporate statutory tax rate from 40% to 30% while imposing limitations on the deductibility of certain expenses, including interest expense. The Company recognized a tax benefit of approximately $39 million related to the statutory rate reduction on its German net deferred tax liabilities.

Mexico enacted the 2008 Fiscal Reform Bill on October 1, 2007. Effective January 1, 2008, the bill repealed the existing asset-based tax and established a dual income tax system consisting of a new minimum flat tax (the “IETU”) and the existing regular income tax system. The IETU system taxes companies on cash basis net income, consisting only of certain specified items of revenue and expense, at a rate of 16.5%, 17% and 17.5% for 2008, 2009 and 2010 forward, respectively. In general, companies must pay the higher of the income tax or the IETU, although unlike the previous asset tax, the IETU is not creditable against future income tax liabilities. The Company has

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that it will primarily be subject to the IETU in future periods, and as such it has recorded tax expense of approximately $20 million in 2007 for the deferred tax effects of the new IETU system.

As of December 31, 2007, the Company had US federal net operating loss carryforwards of approximately $206 million which will begin to expire in 2023. Of this amount, $47 million relates to the pre-acquisition period and is subject to limitation. The remaining $159 million is subject to limitation as a result of the change in stock ownership in May 2006. This limitation is not expected to have a material impact on utilization of the net operating loss carryforwards.

The Company also had foreign net operating loss carryforwards as of December 31, 2007 of approximately $564 million for Canada, Germany, Mexico and other foreign jurisdictions with various expiration dates. Net operating losses in Canada have various carryforward periods and began expiring in 2007. Net operating losses in Germany have no expiration date. Net operating losses in Mexico have a ten year carryforward period and begin to expire in 2009. However, these losses are not available for use under the new IETU tax regulations in Mexico. As the IETU is the primary system upon which the Company will be subject to tax in future periods, no deferred tax asset has been reflected in the balance sheet as of December 31, 2007 for these income tax loss carryforwards.

The Company adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax benefit is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company increased Retained earnings by $14 million and decreased Goodwill by $2 million. In addition, certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, were reclassified from current liabilities to long-term liabilities. Liabilities for unrecognized tax benefits as of December 31, 2007 relate to various US and foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended
December 31, 2007
(In $ millions)

Balance as of January 1, 2007	193
Increases in tax positions for the current year	2
Increases in tax positions for prior years	28
Decreases in tax positions of prior years	(21)
Settlements	(2)

Balance as of December 31, 2007	200

Included in the unrecognized tax benefits of $200 million as of December 31, 2007 is $56 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2007, the Company has recorded a liability of approximately $36 million for interest and penalties. This amount includes an increase of approximately $13 million for the year ended December 31, 2007.

The Company operates in the United States (including multiple state jurisdictions), Germany and approximately 40 other foreign jurisdictions including Canada, China, France, Mexico and Singapore. Examinations are ongoing in a number of those jurisdictions including, most significantly, in Germany for the years 2001 to 2004. During the quarter ended March 31, 2007, the Company received final assessments in Germany for the prior examination period, 1997 to 2000. The effective settlement of those examinations resulted in a reduction to Goodwill of approximately $42 million with a net expected cash outlay of $29 million. The Company’s

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

US federal income tax returns for 2003 and beyond are open tax years not currently under examination. Unrecognized tax benefits are not expected to change significantly over the next 12 months.

The tax expense (benefit) amounts allocated to other comprehensive income (loss), net, was $10 million, $11 million and $(21) million for the years ended December 31, 2007, 2006 and 2005 respectively. Of these amounts, $10 million, $11 million and $(19) million were attributable to the pension and postretirement benefits component of other comprehensive income (loss), net. For the year ended December 31, 2005, the remaining $(2) million tax benefit was attributable to the unrealized gain (loss) on derivative contracts component of other comprehensive income (loss), net. The income tax (benefit) expense associated with Accumulated other comprehensive income (loss), net is dependent upon the tax jurisdiction in which the items arise and accordingly could result in an effective tax rate that is different from the overall consolidated effective income tax rate on the consolidated statement of operations.

21.	Stock-Based and Other Management Compensation Plans

In December 2004, the Company approved a stock incentive plan for executive officers, key employees and directors, a deferred compensation plan for executive officers and key employees as well as other management incentive programs.

The stock incentive plan allows for the issuance or delivery of up to 16,250,000 shares of the Company’s Series A common stock through the award of stock options, restricted stock units (“RSUs”) and other stock-based awards as may be approved by the Company’s Compensation Committee of the Board of Directors.

Deferred compensation

The 2004 deferred compensation plan provides an aggregate maximum amount payable of $196 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. The amount payable under the deferred compensation plan is subject to downward adjustment if the price of the Company’s Series A common stock falls below the initial public offering price of $16 per share and vests subject to both (1) continued employment or the achievement of certain performance criteria and (2) the disposition by three of the four Original Shareholders of at least 90% of their equity interest in the Company with at least a 25% cash internal rate of return on their equity interest (an “Exit Event”). In May 2007, the Original Shareholders sold their remaining equity interest in the Company (see Note 18) triggering an Exit Event. Cash compensation of approximately $74 million, representing the participants’ 2005 and 2006 contingent benefits, was paid to the participants during the year ended December 31, 2007. Participants continuing in the 2004 deferred compensation plan (see below for discussion regarding certain participant’s decision to participate in a revised program) will continue to vest in their 2007, 2008 and 2009 time-based and performance-based entitlements as defined in the deferred compensation plan. During the years ended December 31, 2007, 2006 and 2005, the Company recorded compensation expense of $84 million, $19 million and $1 million, respectively, associated with this plan. The maximum remaining amount payable to participants who did not elect to participate in the revised program as of December 31, 2007 is $13 million, of which $9 million is accrued as of December 31, 2007.

On April 2, 2007, certain participants in the Company’s deferred compensation plan elected to participate in a revised program, which includes both cash awards and restricted stock units (see Restricted Stock Units below). Under the revised program, participants relinquished their cash awards of up to $30 million that would have contingently accrued from 2007-2009 under the original plan. In lieu of these awards, the revised deferred compensation program provides for a future cash award in an amount equal to 90% of the maximum potential payout under the original plan, plus growth pursuant to one of three participant-selected notional investment vehicles, as defined in the associated agreements. Participants must remain employed through 2010 to vest in the new award. The Company will make award payments under the revised program in the first quarter of 2011, unless participants elect to further defer the payment of their individual awards. Based on current participation in the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revised program, the awards, which will be expensed between April 2, 2007 and December 31, 2010, aggregate to approximately $27 million plus notional earnings. The Company expensed approximately $6 million during the year ended December 31, 2007 related to the revised program.

In December 2007, the Company adopted a deferred compensation plan whereby certain of the Company’s senior employees and directors were offered the opportunity to defer a portion of their compensation in exchange for a future payment amount equal to their deferments plus or minus certain amounts based upon the market-performance of specified measurement funds selected by the participant. Participants were required to make deferral elections under the plan in December 2007, and such deferrals will be withheld from their compensation during the year ending December 31, 2008. This plan became effective on January 1, 2008.

Long-term incentive plan

Effective January 1, 2004, the Company adopted a long-term incentive plan (the “LTIP Plan”) which covers certain members of management and other key employees of the Company. The LTIP Plan is a three-year cash based plan in which awards are based on annual and three-year cumulative targets (as defined in the LTIP Plan). On February 16, 2007, approximately $26 million was paid to the LTIP plan participants. During the years ended December 31, 2006 and 2005, the Company recorded expense of $19 million and $5 million, respectively, related to the LTIP Plan. There are no additional amounts due under the LTIP Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R). The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2007	2006

Risk-free interest rate	4.6%	5.0%
Estimated life in years	6.8	7.2
Dividend yield	0.42%	0.81%
Volatility	27.5%	31.2%

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

A summary of changes in stock options outstanding during the year ended December 31, 2007 is presented below:

	Year Ended December 31, 2007
		Weighted-	Weighted-
		Average	Average
		Grant	Remaining	Aggregate
	Number of	Price in	Contractual	Intrinsic
	Options	$	Term	Value
	(In millions)			(In $ millions)

Outstanding at beginning of year	12.5	16.81	7.0	113
Granted	0.7	38.53
Exercised	(4.3)	16.11		84
Forfeited	(0.8)	19.45

Outstanding at end of year	8.1	18.72	7.5	192

Options exercisable at end of year	4.8	16.13	6.7	126

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007 and 2006 was $14.42 and $8.19, respectively, per option. As of December 31, 2007, the Company had approximately $19 million of total unrecognized compensation expense related to stock options, excluding estimated forfeitures, to be recognized over the remaining vesting periods of the options. Cash received from stock option exercises was approximately $69 million during the year ended December 31, 2007. The tax benefit realized from stock option exercises was $19 million during the year ended December 31, 2007.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per common share for each period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006:

	Year Ended December 31, 2005
		Basic	Diluted
		Earnings	Earnings
	Net	per Common	per Common
	Earnings	Share	Share
	(In $ millions, except per share information)

Net earnings available to common shareholders, as reported	267	1.73	1.67
Add: stock-based employee compensation expense included in reported net earnings, net of the related tax effects	1	0.01	0.01
Less: stock-based compensation under SFAS No. 123, net of the related tax effects	(9)	(0.06)	(0.05)

Pro forma net earnings available to common shareholders	259	1.68	1.63

Restricted Stock Units

Participants in the revised deferred compensation program also received an award of RSUs. The RSUs, which were granted on April 2, 2007, generally cliff vest on December 31, 2010 and have a fair value of $23.63 per unit. The number of RSUs that ultimately vest depends on market performance targets measured by comparison of the Company’s stock performance versus a defined peer group. The ultimate award will range from zero to 263,030 RSUs, based on the market performance measurement at the cliff vesting date. The market performance feature is factored into the estimated fair value per unit, and compensation expense for the award is based on the maximum RSUs of 263,030. Dividends on RSUs are earned in accordance with the Company’s common stock dividend policy (see Note 18) and are reinvested in additional RSUs.

In addition to the RSUs granted to participants in the revised deferred compensation program, the Company granted RSUs to certain employees during 2007 with a weighted average fair value of $21.30 per unit. The RSUs generally vest annually in equal tranches beginning September 30, 2008 through September 30, 2011. The RSUs contain the same market performance criteria as those described above, with an ultimate award that will range from zero to 947,361 RSUs. The awards include a catch-up provision that provides for vesting on September 30, 2012 of previously unvested amounts, subject to certain maximums.

The Company also granted 26,070 RSUs to its non-management Board of Directors with a fair value of $32.61 per unit, which was equal to the price of the Company’s Series A common stock on the grant date. During the second quarter of 2007, two directors resigned from the board and forfeited a total of 5,214 RSUs. During the third quarter of 2007, the Company granted 2,126 RSUs with a fair value of $39.99 per unit to a newly appointed member of the Board of Directors. The Director RSUs will vest on April 26, 2008.

Fair value for the Company’s RSUs (excluding Director RSUs) was estimated at the grant date using a Monte Carlo Simulation approach. Monte Carlo Simulation was utilized to randomly generate future stock returns for the Company and each company in the peer group based on company-specific dividend yields, volatilities and stock return correlations. These returns were used to calculate future RSU vesting percentages and the simulated values of the vested RSUs were then discounted to present value using a risk-free rate, yielding the expected value of these RSUs.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The range of assumptions used in the Monte Carlo Simulation approach are outlined in the following table:

Year Ended
December 31,
2007

Risk-free interest rate	4.53 — 4.55%
Dividend yield	0.00 — 2.76%
Volatility	20.0 — 45.0%

A summary of changes in RSUs (excluding Director RSUs) outstanding during the year ended December 31, 2007 is presented below:

		Weighted
	Number of	Average
	Units	Fair Value

Nonvested at beginning of year	—	—
Granted	1,210,391	21.81
Forfeited	(91,435)	21.34

Nonvested at end of year	1,118,956	21.84

As of December 31, 2007, there was approximately $22 million of unrecognized compensation cost related to RSUs, excluding estimated forfeitures, which will be amortized on a straight-line basis over the remaining vesting periods as discussed above.

22.	Leases

Total rent expense charged to operations under all operating leases was $122 million, $109 million and $93 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under non-cancelable rental and lease agreements which have initial or remaining terms in excess of one year as of December 31, 2007 are as follows:

	Capital	Operating
	(In $ millions)

2008	19	64
2009	19	49
2010	19	36
2011	19	36
2012	18	26
Later years	159	92
Sublease income	—	(40)

Minimum lease commitments	253	263

Less amounts representing interest	143

Present value of net minimum lease obligations	110

The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Financial Instruments

Interest Rate Risk Management

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of the variable rate debt to a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges. If an interest rate swap agreement is terminated prior to its maturity, the amount previously recorded in Accumulated other comprehensive income (loss), net is recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in Accumulated other comprehensive income (loss), net are recognized into earnings immediately.

As of December 31, 2006, the Company had an interest rate swap agreement in place with a notional value of $300 million. On March 29, 2007, in connection with the April 2, 2007 debt refinancing, the Company terminated this interest rate swap agreement and recognized a gain of $2 million related to amounts previously recorded in Accumulated other comprehensive income (loss), net.

In March 2007, in anticipation of the April 2, 2007 debt refinancing, the Company entered into various US dollar and Euro interest rate swap agreements, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million, respectively. These swaps remained outstanding as of December 31, 2007. Effective January 2, 2008, the notional amount of the $1.6 billion US dollar swap will decrease by $400 million. On November 16, 2007, the Company entered into an additional US dollar interest rate swap with a notional amount of $400 million, which became effective on January 2, 2008.

The Company recognized interest (expense) income from hedging activities relating to interest rate swaps of $6 million, $1 million and $(3) million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recorded a net loss of less than $1 million in Other income (expense), net for the ineffective portion of the interest rate swap agreements for the year ended December 31, 2007. The Company recorded a net loss of less than $1 million in Other income (expense), net for the ineffective portion of the interest rate swap agreements for each of the years ended December 31, 2006 and 2005. Of the unrealized gains and losses recorded in Accumulated other comprehensive income (loss), net, a net gain of less than $1 million is expected to be reclassified into net income in 2008. However, if the three month US dollar LIBOR or 3 month EURIBOR declines in 2008, the Company would expect a net loss.

Foreign Exchange Risk Management

Certain entities have receivables and payables denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. The currently outstanding foreign currency contracts are hedging booked exposure, however the Company may from time to time hedge its currency exposure related to forecasted earnings.

To hedge these exposures arising from foreign currency payables and receivables, the Company has foreign currency contracts with notional amounts totaling approximately $1,856 million and $713 million as of December 31, 2007 and 2006, respectively, which are predominantly in Euro, US dollars, British pound sterling, Japanese yen, Chinese Yuan and Canadian dollars. The Company recognizes net foreign currency transaction gains or losses on the underlying transactions, which are offset by losses and gains related to foreign currency forward contracts.

To protect the foreign currency exposure of a net investment in a foreign operation, the Company entered into cross currency swaps with certain financial institutions in 2004. Under the terms of the cross currency swap arrangements, the Company pays approximately €13 million in interest and receives approximately $16 million in

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest on June 15 and December 15 of each year. Upon maturity of the cross currency swap agreement in June 2008, the Company will pay approximately €276 million and receive approximately $333 million. These cross currency swaps and the Company’s senior Euro term loan are designated as a hedge of a net investment in a foreign operation. The Company dedesignated the net investment hedge due to the debt refinancing in April 2007 and redesignated the cross currency swaps and new senior EURO term loan in July 2007. As a result, the Company recorded approximately $26 million of mark-to-market losses related to the cross currency swaps and the new senior Euro term loan during this period.

The effective portion of the gain (loss) on the derivative (cross currency swaps) and the foreign currency gain (loss) on the non-derivative financial instruments is recorded in Accumulated other comprehensive income (loss), net. For the years ended December 31, 2007, 2006 and 2005, the amount charged to Accumulated other comprehensive income (loss), net was $(19) million, $(23) million and $30 million, respectively. The gain (loss) related to items excluded from the assessment of hedge effectiveness of the cross currency swap is recorded in Other income (expense), net. For the years ended December 31, 2007, 2006 and 2005, the amount charged to Other income (expense), net was $(6) million, $5 million and $3 million, respectively.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The Company manages its exposure primarily through the use of long-term supply agreements and derivative instruments. The Company regularly assesses its practice of purchasing a portion of its commodity requirements forward and utilization of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions. Forward purchases and swap contracts for raw materials are principally settled through actual delivery of the physical commodity. For qualifying contracts, the Company has elected to apply the normal purchases and normal sales exception of SFAS No. 133 as it was probable at the inception and throughout the term of the contract that they would not settle net and would result in physical delivery. As such, realized gains and losses on these contracts are included in the cost of the commodity upon the settlement of the contract.

In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales. The Company recognized less than $1 million from these types of contracts during each of the years ended December 31, 2007, 2006, and 2005. As of December 31, 2007 and 2006, the Company did not have any open commodity financial derivative contracts.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Summarized below are the carrying values and estimated fair values of financial instruments as of December 31, 2007 and 2006, respectively. For these purposes, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	As of December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In $ millions)

Cost investments	189	189	193	193
Marketable securities	261	261	265	265
Insurance contracts in Rabbi Trusts	74	74	72	72
Long-term debt	3,284	3,167	3,189	3,359
Cross currency swap	(75)	(75)	(37)	(37)
Interest rate swap	(37)	(37)	3	3
Foreign currency forward contracts, net(1)	(25)	(25)	(5)	(5)

(1)	Amount includes a current receivable of $29 million and $2 million as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the fair values of cash and cash equivalents, receivables, notes payable, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table. Additionally, certain long-term receivables, principally insurance recoverables, are carried at net realizable value (see Note 24).

Included in long-term Other assets are marketable securities classified as available-for-sale. In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes that the carrying value approximates or is less than the fair value.

The fair value of long-term debt and debt-related financial instruments is based upon the valuations from third-party banks and market quotations.

24.	Commitments and Contingencies

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

Plumbing Actions

CNA Holdings, Inc. (“CNA Holdings”), a US subsidiary of the Company, which included the US business now conducted by the Ticona business and which is included in the Advanced Engineered Materials segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ticona’s acetal copolymer in similar applications, CNA Holdings does not believe Ticona’s acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings’ exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site-built homes during 1986 and in manufactured homes during 1990.

CNA Holdings has been named a defendant in ten putative class actions, as well as a defendant in other non-class actions filed in ten states, the US Virgin Islands and Canada. In these actions, the plaintiffs typically have sought recovery for alleged property damages and, in some cases, additional damages under the Texas Deceptive Trade Practices Act or similar type statutes. Damage amounts have not been specified.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements, which have been approved by the courts. The settlements call for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. Furthermore, the three companies had agreed to fund these replacements and reimbursements up to $950 million. As of December 31, 2007, the aggregate funding is $1,103 million due to additional contributions and funding commitments made primarily by other parties. There are additional pending lawsuits in approximately ten jurisdictions, not covered by this settlement; however, these cases do not involve (either individually or in the aggregate) a large number of homes, and the Company does not expect the obligations arising from these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows.

In addition, a lawsuit filed in November 1989 in Delaware Chancery Court, between CNA Holdings and various of its insurance companies relating to all claims incurred and to be incurred for the product liability exposure led to a partial declaratory judgment in CNA Holdings’ favor.

CNA Holdings has accrued its best estimate of its share of the plumbing actions. As of December 31, 2007 and 2006, the Company has remaining accruals of $65 million and $66 million, respectively, of which $3 million and $4 million, respectively, is included in Other current liabilities. The Company believes that the plumbing actions are adequately provided for in the Company’s consolidated financial statements and that the plumbing actions will not have a material adverse effect on its financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on its financial position, but may have a material adverse effect on the Company’s results of operations or cash flows in any given accounting period. The Company continuously monitors this matter and assesses the adequacy of this reserve.

The Company reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims. During the year ended December 31, 2007, the Company received $23 million of insurance proceeds from various CNA Holdings’ insurers as full satisfaction for their responsibility for these claims.

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

Sorbates Antitrust Actions

In May 2002, the European Commission informed Hoechst of its intent to investigate officially the sorbates industry. In early January 2003, the European Commission served Hoechst, Nutrinova, Inc., a US subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH, previously a wholly owned subsidiary of Hoechst, and a number of competitors with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel, The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138 million, of which €99 million was assessed against Hoechst, and its legal successors. The case against Nutrinova was closed. The fine against Hoechst, and its legal successors, is based on the European Commission’s finding that Hoechst does not qualify under the leniency policy, is a repeat violator and, together with Daicel, was a co-conspirator. In Hoechst’s favor, the European Commission gave a discount for cooperating in the investigation. Hoechst appealed the European Commission’s decision in December 2003, and that appeal is still pending.

In addition, several civil antitrust actions by sorbates customers, seeking monetary damages and other relief for alleged conduct involving the sorbates industry, have been filed in US state and federal courts naming Hoechst, Nutrinova, and the Company’s other subsidiaries, as well as other sorbates manufacturers, as defendants. These actions have all been either settled or dismissed. The only other private action previously pending, Freeman v. Daicel et al., had been dismissed. The plaintiffs lost their appeal to the Supreme Court of Tennessee in August 2005 and have since filed a motion for leave.

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

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals as of December 31, 2007 of $170 million, included in Other current liabilities. As of December 31, 2006, the accrual was $148 million. The change in the accrual amounts is primarily due to fluctuations in the currency exchange rate between the US dollar and the Euro. Although the outcome of this matter cannot be predicted with certainty, the Company’s best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of December 31, 2007 is between $0 million and $9 million. The estimated range of such possible future losses is based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst, CAG was assigned the obligation related to the sorbates antitrust matter. However, Hoechst, and its legal successors, agreed to indemnify CAG for 80% of any costs CAG may incur relative to this matter. Accordingly, CAG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of December 31, 2007 and 2006, the Company has receivables, recorded within current Other assets, relating to the sorbates indemnification from Hoechst totaling $137 million and $118 million, respectively. The Company believes that any resulting liabilities, net of amounts recoverable from Hoechst, and its legal successors, will not, in the aggregate, have a material adverse effect on its

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial position, but may have a material adverse effect on the results of operations or cash flows in any given period.

Acetic Acid Patent Infringement Matters

Celanese International Corporation v. China Petrochemical Development Corporation — Taiwan Kaohsiung District Court.  On May 9, 1999, Celanese International Corporation filed a private criminal action for patent infringement against China Petrochemical Development Corporation, or CPDC, alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief which, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data and as reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005 a Taiwanese court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest of $10 million) for the period of 1995 through 1999. The judgment has been appealed. The Company will not record income associated with this favorable judgment until cash is received. CPDC has recently filed three patent cancellation actions seeking decisions to revoke the patents that are at issue in the litigation. The Company believes that these actions are without merit and intends to vigorously oppose such actions.

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

The Company received applications for the commencement of award proceedings filed by 79 shareholders against the Purchaser with the Frankfurt District Court requesting the court to set a higher amount for the Squeeze-Out compensation. The motions are based on various alleged shortcomings and mistakes in the valuation of CAG done for purposes of the Squeeze-Out. On May 11, 2007, the court of first instance appointed a common representative for those shareholders that have not filed an application on their own.

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

On December 22, 2006, the Purchaser and CAG signed a settlement agreement with the plaintiff shareholders challenging the shareholders’ resolution approving the Squeeze-Out (“Settlement Agreement I”). Pursuant to

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlement Agreement I, the plaintiffs agreed to withdraw their actions and to drop their complaints in exchange for the Purchaser agreeing to pay the guaranteed annual payment for the fiscal year ended on September 30, 2006 to those minority shareholders who had not yet requested early payment of such dividend and to pay a pro rata share of the guaranteed annual payment for the first five months of the fiscal year ending on September 30, 2007 to all minority shareholders. The Purchaser further agreed to make a donation in the amount of €0.5 million to a charity, to introduce, upon request by plaintiffs, into the award proceedings regarding the cash compensation and the guaranteed annual payment under the Domination Agreement the prospectus governing the January 20, 2005, listing on the NYSE of the shares of the Company and to accord the squeezed-out minority shareholders preferential treatment if, within three years after effectiveness of the Squeeze-Out, the shares of CAG were to be listed on a stock exchange again. As a result of the effective registration of the Squeeze-Out in the commercial register in Germany in December 2006, the Company acquired the remaining 2% of CAG in January 2007.

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

The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims that have been brought to its attention (see also Note 17).

These known obligations include the following:

Demerger Obligations

The Company has obligations to indemnify Hoechst, and its legal successors, for various liabilities under the Demerger Agreement as follows:

•	The Company agreed to indemnify Hoechst, and its legal successors, for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger.

The Company’s obligation to indemnify Hoechst, and its legal successors, is subject to the following thresholds:

•	The Company will indemnify Hoechst, and its legal successors, against those liabilities up to €250 million;

•	Hoechst, and its legal successors, will bear those liabilities exceeding €250 million, however the Company will reimburse Hoechst, and its legal successors, for one-third of those liabilities for amounts that exceed €750 million in the aggregate.

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million. Three of the divested agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $27 million and $33 million as of December 31, 2007 and 2006, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities (see Note 17).

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst, and its legal successors, to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst, and its

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

legal successors, during the years ended December 31, 2007, 2006 and 2005, respectively, in connection with this indemnification.

Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk.

The Company has divested numerous businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.5 billion as of December 31, 2007. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of December 31, 2007 and 2006, the Company has reserves in the aggregate of $27 million and $30 million, respectively, for these matters.

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and CAG (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions have been consolidated for pre-trial discovery by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina and are styled In re Polyester Staple Antitrust Litigation, MDL 1516. Already pending in that consolidated proceeding are five other actions commenced by five other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities, which also allege defendants’ participation in the conspiracy.

In 1998, HCC sold its polyester staple business as part of its sale of its Film & Fibers Division to KoSa, Inc. In a complaint now pending against the Celanese Entities and Hoechst in the United States District Court for the Southern District of New York, Koch Industries, Inc., KoSa B.V. (“KoSa”), Arteva Specialties, S.A.R.L. (“Arteva Specialties”) and Arteva Services, S.A.R.L. seek, among other things, indemnification under the asset purchase agreement pursuant to which KoSa and Arteva Specialties agreed to purchase defendants’ polyester business for all damages related to the defendants’ participation in, and failure to disclose, the alleged conspiracy, or alternatively, rescission of the agreement.

The Company does not believe that the Celanese Entities engaged in any conduct that should result in liability in these actions. However, the outcome of the foregoing actions cannot be predicted with certainty. The Company believes that any resulting liabilities from an adverse result will not, in the aggregate, have a material adverse effect on the Company’s financial position, but may have a material adverse effect on its results of operations or cash flows in any given period.

Other Obligations

The Company is secondarily liable under a lease agreement which the Company assigned to a third party. The lease expires on April 30, 2012. The lease liability for the period from January 1, 2008 to April 30, 2012 is estimated to be approximately $34 million.

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

Other Matters

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for the purchase of raw materials and utilities. As of December 31, 2007, there were outstanding future commitments of approximately $3,156 million under take-or-pay contracts. The Company does not expect to incur any losses under these contractual arrangements and historically has not incurred any material losses related to these contracts. Additionally, as of December 31, 2007, there were outstanding commitments relating to capital projects of approximately $49 million.

As of December 31, 2007, Celanese Ltd. and/or CNA Holdings, Inc., both US subsidiaries of the Company, are defendants in approximately 626 asbestos cases. During the year ended December 31, 2007, 92 new cases were filed against the Company, 80 cases were resolved and 33 cases were revised after further analysis by outside counsel. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

In December 2007, the Company received a one time payment in resolution of commercial disputes with a vendor. See Note 19 for additional information.

During the year ended December 31, 2005, the Company recorded a gain of $36 million from the settlement of transportation-related antitrust matters. This amount was recorded against Cost of sales.

25.	Supplemental Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
	(In $ millions)

Cash paid for:
Taxes, net of refunds	181	101	65
Interest, net of amounts capitalized(1)	414	239	309
Noncash investing and financing activities:
Fair value adjustment to securities available-for-sale, net of tax	17	13	3
Capital lease obligations	80	5	17
Accrued capital expenditures	18	—	—
Asset retirement obligations	4	10	11
Accrued Ticona Kelsterbach plant relocation costs	19	—	—

(1)	Amount includes premiums paid on early redemption of debt and related issuance costs, net of amounts capitalized, of $217 million, $0 million and $74 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Business and Geographical Segments

During 2007, the Company revised its reportable segments to reflect a change in how the Company is managed. This change was made to drive strategic growth and to group businesses with similar dynamics and growth opportunities. The Company also changed its internal transfer pricing methodology to generally reflect market-based pricing which the Company believes will make its results more comparable to its peer companies. The Company has restated its reportable segments for all prior periods presented to conform to the 2007 presentation.

The revised segments are as follows:

Advanced Engineered Materials

This business segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications. The primary products of Advanced Engineered Materials are polyacetal products (“POM”) and UHMW-PE (“GUR”), an ultra-high molecular weight polyethylene. POM is used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

Consumer Specialties

This business segment consists of the Company’s Acetate Products and Nutrinova businesses. The Acetate Products business primarily produces and supplies acetate tow and acetate flake, which is used in the production of filter products. The Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Industrial Specialties

This business segment includes the Emulsions, PVOH and AT Plastics businesses. The Company’s emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. AT Plastics offers a complete line of low-density polyethylene and specialty, ethylene vinyl acetate resins and compounds. AT Plastics’ products are used in many applications including flexible packaging, lamination products, hot melt adhesive, medical tubing and automotive parts.

Acetyl Intermediates

This business segment produces and supplies acetyl products, including acetic acid, vinyl acetate monomer, acetic anhydride and acetate esters. Acetic acid is a key intermediate chemical used in the production of vinyl acetate monomer (“VAM”), purified terephthalic acid and acetic anhydride. VAM is a key intermediate chemical used in emulsions, polyvinyl alcohol, and other acetyl derivatives. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions and interest income or expense associated with financing activities of the Company, and the captive insurance companies.

The segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies in Note 3. The Company evaluates performance based on operating profit, net earnings (loss), cash flows and other measures of financial performance reported in accordance with US GAAP.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and revenues related to transactions between segments are generally recorded at values that approximate third-party selling prices. Capital expenditures represent the purchase of property, plant and equipment.

	Advanced
	Engineered	Consumer	Industrial	Acetyl	Total	Other
	Materials	Specialties	Specialties	Intermediates	Segments	Activities	Eliminations	Consolidated
	(In $ millions)

As of and for the year ended December 31, 2007:
Sales to external customers	1,030	1,111	1,346	2,955	6,442	2	—	6,444
Inter-segment revenues	—	—	—	660	660	—	(660)	—
Earnings (loss) from continuing operations before tax and minority interests	189	235	28	694	1,146	(699)	—	447
Depreciation and Amortization	69	51	59	106	285	6	—	291
Capital expenditures(1)	59	43	63	130	295	11	—	306
Other charges (gains), net	4	4	23	(72)	(41)	64	35 (2)	58
Goodwill and intangible assets	445	339	97	410	1,291	—	—	1,291
Total assets	1,751	1,157	995	2,530	6,433	1,625	—	8,058
As of and for the year ended December 31, 2006:
Sales to external customers	915	876	1,281	2,684	5,756	22	—	5,778
Inter-segment revenues	—	—	—	667	667	—	(667)	—
Earnings (loss) from continuing operations before tax and minority interests	201	185	43	519	948	(422)	—	526
Depreciation and Amortization	65	39	59	101	264	5	—	269
Capital expenditures	27	75	30	105	237	7	—	244
Other charges (gains), net	(6)	—	11	—	5	5	—	10
Goodwill and intangible assets	430	322	110	476	1,338	—	—	1,338
Total assets	1,584	1,071	903	2,768	6,326	1,569	—	7,895
As of and for the year ended December 31, 2005:
Sales to external customers	887	839	1,061	2,451	5,238	32	—	5,270
Inter-segment revenues	—	—	—	460	460	—	(460)	—
Earnings (loss) from continuing operations before tax and minority interests	116	127	(4)	555	794	(518)	—	276
Depreciation and Amortization	60	41	47	110	258	9	—	267
Capital expenditures	54	38	21	83	196	7	—	203
Other charges (gains), net	(8)	9	7	9	17	44	—	61
Goodwill and intangible assets	466	358	125	481	1,430	—	—	1,430
Total assets	1,587	1,064	851	2,651	6,153	1,292	—	7,445

(1)	Includes non-cash accrued capital expenditures of $18 million (see Note 25).

(2)	Represents insurance recoveries received from the Company’s captive insurance companies related to the Clear Lake, Texas facility (see Note 30) that eliminates in consolidation.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical Segments

Revenues and long-term assets are presented based on the location of the business. The following table presents financial information based on the geographic location of the Company’s facilities:

	For the Year Ended December 31,
	2007	2006	2005
	(In $ millions)

Net sales
United States	1,754	1,803	1,768
Non-United States	4,690	3,975	3,502

Total	6,444	5,778	5,270
Significant Non-United States net sales sources include:
Germany	2,348	1,974	1,662
Singapore	762	771	696
Canada	266	279	187
Mexico	349	303	306
China	182	14	20

	As of December 31,
	2007	2006
	(In $ millions)

Property, plant and equipment, net
United States	788	861
Non-United States	1,574	1,294

Total	2,362	2,155
Significant Non-United States property, plant and equipment, net sources include:
Germany	493	530
Singapore	91	98
Canada	126	149
Mexico	133	130
China	383	137

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Transactions and Relationships with Affiliates and Related Parties

The Company is a party to various transactions with affiliated companies. Companies in which the Company has an investment accounted for under the cost or equity method of accounting, are considered affiliates; any transactions or balances with such companies are considered affiliate transactions. The following tables represent the Company’s transactions with affiliates for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In $ millions)

Statements of Operations
Purchases from affiliates(1)	126	159	182
Sales to affiliates(1)	126	290	232
Interest income from affiliates	1	1	1
Interest expense to affiliates	7	5	3

(1)	Purchases and sales from/to affiliates are accounted for at prices which, in the opinion of the Company, approximate those charged to third-party customers for similar goods or services.

Refer to Note 9 for additional information related to dividends received from affiliates.

	As of December 31,
	2007	2006
	(In $ millions)

Balance Sheets
Trade and other receivables from affiliates	15	43
Current notes receivable (including interest) from affiliates	15	41
Long-term notes receivable (including interest) from affiliates	7	—

Total receivables from affiliates	37	84

Accounts payable and other liabilities due affiliates	22	24
Short-term borrowings from affiliates (see Note 15)	228	182

Total due affiliates	250	206

The Company has agreements with certain affiliates, primarily Infraserv entities, whereby excess affiliate cash is lent to and managed by the Company, at variable interest rates governed by those agreements.

Upon closing of the Acquisition, the Company entered into a transaction and monitoring fee agreement with the Advisor. Under the agreement, the Advisor agreed to provide monitoring services to the Company for a 12 year period. Also, the Advisor was entitled to receive additional compensation for providing investment banking or other advisory services provided to the Company by the Advisor or any of its affiliates, and reimbursement for certain expenses, in connection with any acquisition, divestiture, refinancing, recapitalization or similar transaction. In connection with the completion of the initial public offering, the parties amended and restated the transaction and monitoring fee agreement to terminate the monitoring services and all obligations to pay future monitoring fees and paid the Advisor $35 million. The Company also paid $10 million to the Advisor for the 2005 monitoring fee. In connection with the Original Shareholder’s sale of its remaining shares of Series A common stock in May 2007 (see Note 18), the transaction based agreement was terminated.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the debt refinancing (see Note 15), certain Blackstone managed funds that market collateralized loan obligations to institutional investors invested an aggregate of $50 million in the Company’s term loan under the new senior credit agreement. At the time of the debt refinancing, Blackstone was considered an affiliate of the Company. As a result of the Original Shareholders’ sale of its remaining shares of Series A common stock in May 2007, Blackstone is no longer an affiliate of the Company.

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

For the years ended December 31, 2007 and 2006, the Company made payments to the Advisor of $7 million and $0 million, respectively, in accordance with the sponsor services agreement dated January 26, 2005, as amended. These payments were related primarily to the sale of the oxo products and derivatives businesses and the acquisition of APL (see Note 5).

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Earnings (Loss) Per Share

	Year Ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In $ millions, except for share and per share data)

Income from continuing operations	336	336	319	319	214	214
Income from discontinued operations	90	90	87	87	63	63

Net earnings	426	426	406	406	277	277
Less: cumulative undeclared and declared preferred stock dividends	(10)	—	(10)	—	(10)	—

Earnings available to common shareholders	416	426	396	406	267	277

Weighted-average shares — basic	154,475,020	154,475,020	158,597,424	158,597,424	154,402,575	154,402,575
Dilutive stock options	—	4,344,644	—	1,205,413	—	645,655
Dilutive restricted stock	—	362,130	—	—	—	—
Assumed conversion of preferred stock	—	12,046,203	—	12,004,762	—	11,151,818

Weighted-average shares — diluted	154,475,020	171,227,997	158,597,424	171,807,599	154,402,575	166,200,048

Per share:
Income from continuing operations	2.11	1.96	1.95	1.86	1.32	1.29
Income from discontinued operations	0.58	0.53	0.55	0.50	0.41	0.38

Net earnings	2.69	2.49	2.50	2.36	1.73	1.67

Prior to the completion of the initial public offering of the Company’s Series A common stock in January 2005, the Company effected a 152.772947 for 1 stock split of outstanding shares of Series A common stock. Accordingly, basic and diluted shares for the year ended December 31, 2005 have been calculated based on the weighted average shares outstanding, adjusted for the stock split.

29.	Relocation of Ticona Plant in Kelsterbach

On November 29, 2006, the Company reached a settlement with the Frankfurt, Germany, Airport (“Fraport”) to relocate its Kelsterbach, Germany, business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. The final settlement agreement was approved by the Fraport supervisory board on May 8, 2007 at an extraordinary board meeting. The final settlement agreement was signed on June 12, 2007. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to another location in Germany by mid-2011. In July 2007, the Company announced that it would relocate the Kelsterbach, Germany, business to the Hoechst Industrial Park in the Rhine Main area. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The payment amount was increased by €20 million to €670 million in

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration of the Company’s agreement to waive certain obligations of Fraport set forth in the settlement agreement. These obligations related to the hiring of Ticona employees in the event the Ticona Plant relocated out of the Rhine Main area. From the settlement date through December 31, 2007, Fraport has paid the Company a total of €20 million (approximately $26 million) towards the transition and the Company has incurred approximately €33 million (approximately $45 million) of costs associated with the relocation, of which €4 million ($5 million) is included in 2007 Other (charges) gains, net and €29 million ($40 million) was capitalized. The amount received from Fraport has been accounted for as deferred proceeds and is included in long-term Other liabilities in the consolidated balance sheet as of December 31, 2007.

30.	Clear Lake, Texas Outage

In May 2007, the Company announced that it had an unplanned outage at its Clear Lake, Texas acetic acid facility. At that time, the Company originally expected the outage to last until the end of May. Upon restart of the facility, additional operating issues were identified which necessitated an extension of the outage for further, more extensive repairs. In July 2007, the Company announced that the further repairs were unsuccessful on restart of the unit. All repairs were completed in early August 2007 and normal production capacity resumed. During the fourth quarter of 2007, the Company recorded approximately $40 million of insurance recoveries from its reinsurers in partial satisfaction of claims that the Company made based on losses resulting from the outage. These insurances recoveries are included in Other (charges) gains, net in the consolidated income statement.

31.	Subsequent Events

On January 4, 2008, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to $3 million and a cash dividend of $0.04 per share on its Series A common stock amounting to $6 million. Both cash dividends are for the period November 1, 2007 to January 31, 2008 and were paid on February 1, 2008 to holders of record as of January 15, 2008.

In January 2008, the Company sold an additional 1,375,573 shares of Accsys’ common stock for approximately €3 million ($5 million) (see Note 5).

On February 8, 2008, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Series A common stock. The authorization gives management discretion in determining the conditions under which shares may be repurchased. As of February 29, 2008, the Company has repurchased 64,400 shares of its Series A common stock at an average purchase price of $39.86 per share for a total of approximately $3 million in connection with this authorization.

INDEX TO EXHIBITS

Exhibits will be furnished upon request for a nominal fee, limited to reasonable expenses.

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2005)
3.2	Second Amended and Restated By-laws, effective as of February 8, 2008 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 14, 2008)
3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 28, 2005)
4.1	Form of certificate of Series A Common Stock (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-120187), filed on January 13, 2005)
4.2	Form of certificate of 4.25% Convertible Perpetual Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-120187) filed on January 13, 2005)
4.3	Amended and Restated Registration Rights Agreement, dated as of January 26, 2005, by and among Blackstone Capital Partners (Cayman) Ltd. 1, Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and BA Capital Investors Sidecar Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 28, 2005)
10.1	Credit Agreement, dated April 2, 2007, among Celanese Holdings LLC, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, the Lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, Merrill Lynch Capital Corporation as syndication agent, ABN AMRO Bank N.V., Bank of America, N.A., Citibank NA, and JP Morgan Chase Bank NA, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 5, 2007)
10.2	Guarantee and Collateral Agreement, dated April 2, 2007, by and among Celanese Holdings LLC, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 5, 2007)
10.3	Celanese Corporation 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on January 28, 2005)
10.4	Celanese Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-120187) filed on January 3, 2005)
10.5	Amendment to Celanese Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 3, 2007)
10.6*	Deferred Compensation Plan-Master Plan Document adopted December 7, 2007
10.7	Sponsor Services Agreement, dated as of January 26, 2005, among Celanese Corporation, Celanese Holdings LLC and Blackstone Management Partners IV L.L.C. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 28, 2005)
10.8	Employee Stockholders Agreement, dated as of January 21, 2005, among Celanese Corporation, Blackstone Capital Partners (Cayman) Ltd., Blackstone Capital Partners (Cayman) Ltd. 2, Blackstone Capital Partners (Cayman) Ltd. 3 and employee stockholders parties thereto from time to time (Incorporated by reference to Exhibit 10.20 to the Annual Report of Form 10-K filed on March 31, 2005)
10.9	Form of Nonqualified Stock Option Agreement (for employees) (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 28, 2005)
10.10	Form of Nonqualified Stock Option Agreement (for non-employee directors) (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 28, 2005)
10.11	Form of Director Performance-Based Restricted Stock Unit Agreement between Celanese Corporation and award recipient (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2007)
10.12	Form of 2007 Deferral Agreement between Celanese Corporation and award recipient, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2007)

Exhibit
Number	Description

10.13	Form of Performance-Based Restricted Stock Unit Agreement between Celanese Corporation and award recipient, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 3, 2007)
10.14	Bonus Plan for fiscal year ended 2005 for named executive officers (Incorporated by reference to Exhibit 10.24 to the Annual Report of Form 10-K filed on March 31, 2005)
10.15	Employment Agreement, dated as of February 23, 2005, between David N. Weidman and Celanese Corporation (Incorporated by reference to Exhibit 10.25 to the Annual Report of Form 10-K filed on March 31, 2005)
10.16	Bonus Award Letter, dated as of February 23, 2005, between David N. Weidman and Celanese Corporation (Incorporated by reference to Exhibit 10.29 to the Annual Report of Form 10-K filed on March 31, 2005)
10.17	Summary of pension benefits for David N. Weidman (Incorporated by reference to Exhibit 10.34 to the Annual Report of Form 10-K filed on March 31, 2005)
10.18	Employment Agreement dated as of February 17, 2005 between Lyndon B. Cole and Celanese Corporation (Incorporated by reference to Exhibit 10.26 to the Annual Report of Form 10-K filed on March 31, 2005)
10.19	Separation Agreement, dated as of July 5, 2007, between Celanese Corporation and Lyndon B. Cole (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 27, 2007).
10.20	Bonus Award Letter, dated as of February 23, 2005 between Lyndon B. Cole and Celanese Corporation (Incorporated by reference to Exhibit 10.31 to the Annual Report of Form 10-K filed on March 31, 2005)
10.21	English Translation of Service Agreement, dated as of November 1, 2004, between Lyndon B. Cole and Celanese AG (Incorporated by reference to Exhibit 10.32 to the Annual Report of Form 10-K filed on March 31, 2005)
10.22	Offer letter agreement, effective April 18, 2005 between Curtis S. Shaw and Celanese Corporation (Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q filed on May 16, 2005)
10.23	Offer Letter Agreement, dated June 27, 2007, between Celanese Corporation and Sandra Beach Lin (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on July 27, 2007).
10.24	Amended and Restated Employment Agreement, dated as of July 26, 2007 between Celanese Corporation and John J. Gallagher III (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 24, 2007).
10.25	Nonqualified Stock Option Agreement, dated as of January 25, 2005, between Celanese Corporation and Blackstone Management Partners IV L.L.C. (Incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K filed on March 31, 2005)
10.26	Share Purchase and Transfer Agreement and Settlement Agreement, dated August 19, 2005 between Celanese Europe Holding GmbH & Co. KG, as purchaser, and Paulson & Co. Inc., and Arnhold and S. Bleichroeder Advisers, LLC, each on behalf of its own and with respect to shares owned by the investment funds and separate accounts managed by it, as the sellers (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 19, 2005)
10.27	Translation of Letter of Intent, dated November 29, 2006, among Celanese AG, Ticona GmbH and Fraport AG (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed November 29, 2006)
10.28†	Purchase Agreement dated as of December 12, 2006 by and among Celanese Ltd. and certain of its affiliates named therein and Advent Oxo (Cayman) Limited, Oxo Titan US Corporation, Drachenfelssee 520. V V GMBH and Drachenfelssee 521. V V GMBH (Incorporated by reference to Exhibit 10.27 to the Annual Report of Form 10-K filed on February 21, 2007)
10.29	First Amendment to Purchase Agreement dated February 28, 2007, by and among Advent Oxea Cayman Ltd., Oxea Corporation, Drachenfelssee 520. V V GmbH, Drachenfelssee 521. V V GmbH, Celanese Ltd., Ticona Polymers Inc. and Celanese Chemicals Europe GmbH (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 9, 2007)
10.30	Second Amendment to Purchase Agreement effective as of July 1, 2007 by and among Advent Oxea Cayman Ltd., Oxea Corporation, Oxea Holdings GmbH, Oxea Deutschland GmbH, Oxea Bishop, LLC, Oxea Japan KK, Oxea UK Ltd., Celanese Ltd., and Celanese Chemicals Europe GmbH (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 24, 2007).
10.31*	Jim Alder-Compensation Letter Agreement dated March 27, 2007

Exhibit
Number	Description

21.1*	List of subsidiaries
23.1*	Report on Financial Statement Schedule and Consent of Independent Registered Public Accounting Firm, KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3*	Financial Statement schedule regarding Valuation and Qualifying Accounts

*	Filed herewith

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.