Form 10-Q
period 2008-03-31
Celanese CORP
filed 2008-04-23
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission File Number) 001-32410

CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0420726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 West LBJ Freeway, Dallas, TX (Address of Principal Executive Offices)	75234-6034 (Zip Code)

(Registrant’s telephone number, including area code)
(972) 443-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑  Accelerated Filer ☐  Non-accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of April 18, 2008 was 150,978,631.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended March 31, 2008

TABLE OF CONTENTS

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(in $ millions, except for share and per share data)

Net sales	1,846	1,555
Cost of sales	(1,428)	(1,196)

Gross profit	418	359
Selling, general and administrative expenses	(136)	(116)
Amortization of intangible assets (primarily customer related)	(19)	(18)
Research and development expenses	(23)	(17)
Other (charges) gains, net	(16)	(1)
Foreign exchange gain, net	7	—
Gain (loss) on disposition of assets, net	3	(1)

Operating profit	234	206
Equity in net earnings of affiliates	10	18
Interest expense	(67)	(72)
Interest income	9	14
Dividend income — cost investments	28	15
Other income (expense), net	4	(10)

Earnings from continuing operations before tax and minority interests	218	171
Income tax provision	(73)	(49)

Earnings from continuing operations before minority interests	145	122
Minority interests	—	—

Earnings from continuing operations	145	122
Earnings from discontinued operations:
Earnings from operation of discontinued operations	—	43
Gain on disposal of discontinued operations	—	31
Income tax benefit	—	5

Earnings from discontinued operations	—	79

Net earnings	145	201
Cumulative preferred stock dividends	(3)	(2)

Net earnings available to common shareholders	142	199

Earnings per common share — basic:
Continuing operations	0.93	0.75
Discontinued operations	—	0.50

Net earnings available to common shareholders	0.93	1.25

Earnings per common share — diluted:
Continuing operations	0.87	0.70
Discontinued operations	—	0.45

Net earnings available to common shareholders	0.87	1.15

Weighted average shares — basic:	151,993,753	159,284,888
Weighted average shares — diluted:	167,306,016	174,442,332

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2008	2007
	(in $ millions,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	763	825
Receivables:
Trade — third party and affiliates (net of allowance for doubtful accounts — 2008: $17; 2007: $18)	1,079	1,009
Other	444	437
Inventories	709	636
Deferred income taxes	69	70
Marketable securities, at fair value	24	46
Other assets	42	40

Total current assets	3,130	3,063

Investments	818	814
Property, plant and equipment (net of accumulated depreciation — 2008: $944; 2007: $838)	2,477	2,362
Deferred income taxes	12	10
Marketable securities, at fair value	222	215
Other assets	309	303
Goodwill	890	866
Intangible assets, net	457	425

Total assets	8,315	8,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	253	272
Trade payables — third party and affiliates	822	818
Other liabilities	931	888
Deferred income taxes	30	30
Income taxes payable	48	23

Total current liabilities	2,084	2,031

Long-term debt	3,351	3,284
Deferred income taxes	286	265
Income taxes payable	239	220
Benefit obligations	686	696
Other liabilities	544	495
Minority interests	6	5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2008 and 2007: 9,600,000 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2008: 163,361,655 issued and 150,941,469 outstanding; 2007: 162,941,287 issued and 152,102,801 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2008 and 2007: 0 shares issued and outstanding)	—	—
Treasury stock, at cost — (2008: 12,420,186 shares; 2007: 10,838,486 shares)	(463)	(403)
Additional paid-in capital	483	469
Retained earnings	935	799
Accumulated other comprehensive income (loss), net	164	197

Total shareholders’ equity	1,119	1,062

Total liabilities and shareholders’ equity	8,315	8,058

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2008
	Shares Outstanding	Amount
	(in $ millions except share data)

Preferred Stock
Balance as of the beginning of the period	9,600,000	—
Issuance of preferred stock	—	—

Balance as of the end of the period	9,600,000	—

Series A Common Stock
Balance as of the beginning of the period	152,102,801	—
Issuance of Series A common stock	—	—
Stock option exercises	420,368	—
Purchases of treasury stock, including related fees	(1,581,700)	—

Balance as of the end of the period	150,941,469	—

Treasury Stock
Balance as of the beginning of the period	10,838,486	(403)
Purchases of treasury stock, including related fees	1,581,700	(60)

Balance as of the end of the period	12,420,186	(463)

Additional Paid-in Capital
Balance as of the beginning of the period		469
Indemnification of demerger liability		1
Stock-based compensation		3
Stock option exercises, including related tax benefits		10

Balance as of the end of the period		483

Retained Earnings
Balance as of the beginning of the period		799
Net earnings		145
Series A common stock dividends		(6)
Preferred stock dividends		(3)

Balance as of the end of the period		935

Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		197
Unrealized loss on securities		(11)
Foreign currency translation		30
Unrealized loss on interest rate swaps		(51)
Pension and postretirement benefits		(1)

Balance as of the end of the period		164

Total Shareholders’ Equity		1,119

Comprehensive Income:
Net earnings		145
Other comprehensive income (loss), net of tax:
Unrealized loss on securities		(11)
Foreign currency translation		30
Unrealized loss on interest rate swaps		(51)
Pension and postretirement benefits		(1)

Total comprehensive income		112

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(in $ millions)

Operating activities:
Net earnings	145	201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Other (charges) gains, net of amounts used	8	2
Depreciation, amortization and accretion	86	85
Deferred income taxes, net	20	(34)
Loss (gain) on disposition of assets, net	(4)	(30)
Other, net	41	14
Operating cash used in discontinued operations	(1)	(61)
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(34)	6
Inventories	(51)	16
Other assets	(6)	28
Trade payables — third party and affiliates	12	(89)
Other liabilities	(50)	(126)

Net cash provided by operating activities	166	12

Investing activities:
Capital expenditures on property, plant and equipment	(81)	(49)
Acquisitions and related fees, net of cash acquired	—	(269)
Net proceeds from sale of businesses and assets	2	578
Capital expenditures related to Ticona Kelsterbach plant relocation	(28)	—
Proceeds from sale of marketable securities	114	32
Purchases of marketable securities	(111)	(1)
Changes in restricted cash	—	46
Other, net	(34)	(12)

Net cash provided by (used in) investing activities	(138)	325

Financing activities:
Short-term borrowings (repayments), net	(50)	(40)
Proceeds from long-term debt	6	11
Repayments of long-term debt	(8)	(1)
Purchases of treasury stock, including related fees	(60)	—
Stock option exercises	7	19
Dividend payments on Series A common stock and preferred stock	(9)	(8)
Other, net	2	2

Net cash used in financing activities	(112)	(17)

Exchange rate effects on cash	22	4

Net increase (decrease) in cash and cash equivalents	(62)	324
Cash and cash equivalents at beginning of period	825	791

Cash and cash equivalents at end of period	763	1,115

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

Basis of Presentation

In this Quarterly Report on Form 10-Q, the term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries. The term “Purchaser” refers to the Company’s subsidiary, Celanese Europe Holding GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated. The term “Advisor” refers to Blackstone Management Partners, an affiliate of The Blackstone Group. The term “CAG” refers to Celanese GmbH, formerly known as Celanese AG, its consolidated subsidiaries, its non-consolidated subsidiaries, ventures and other investments. With respect to CAG shareholder and similar matters where the context indicates, “CAG” only refers to Celanese GmbH.

The unaudited interim consolidated financial statements for the three months ended March 31, 2008 and 2007 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2007, as filed on February 29, 2008 with the SEC as part of the Company’s Annual Report on Form 10-K (the “2007 Form 10-K”).

Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

2.	Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004 and cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. The Company’s subsidiaries, Celanese International Holdings Luxembourg S.à r.l. (“CIH”), and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, the Company may not have sufficient funds for payments on its indebtedness when due. The Company has not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect. See additional discussion in the 2007 Form 10-K.

3.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company is currently evaluating the impact of adopting SFAS No. 161.

4. Acquisitions, Ventures and Divestitures

Acquisitions

On January 31, 2007, the Company completed the acquisition of the cellulose acetate flake, tow and film businesses of Acetate Products Limited (“APL”), a subsidiary of Corsadi B.V. The purchase price for the transaction was approximately £57 million ($112 million), in addition to direct acquisition costs of approximately £4 million ($7 million). As contemplated prior to closing of the acquisition, in September 2007, the Company closed the acquired tow production plant at Little Heath, United Kingdom. In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $1 million in connection with the acquisition. The acquired business is included in the Company’s Consumer Specialties segment.

On April 6, 2004, the Company acquired 84% of CAG. During 2005, the Company acquired an additional 14% of CAG. As a result of the effective registration of the Squeeze-Out (as defined in Note 11) in the commercial register in Germany in December 2006, the Company acquired the remaining 2% of CAG in January 2007. The Company’s current ownership percentage in CAG is 100%.

Ventures

In March 2007, the Company entered into a strategic partnership with Accsys Technologies PLC (“Accsys”), and its subsidiary, Titan Wood, to become the exclusive supplier of acetyl products to Titan Wood’s technology licensees for use in wood acetylation. In conjunction with this partnership, in May 2007, the Company acquired 8,115,883 shares of Accsys’ common stock representing approximately 5.45% of the total voting shares of Accsys

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

for €22 million ($30 million). The investment is treated as an available-for-sale security and is included as a component of current Marketable securities on the Company’s unaudited consolidated balance sheet. In November 2007, the Company and Accsys announced that they agreed to amend their business arrangements so that each company will have a nonexclusive “at-will” trading and supply relationship to give both companies greater flexibility. As part of this amendment, the Company has the ability to sell its common stock ownership in Accsys through an orderly placement of the Company’s Accsys shares. As of March 31, 2008, the Company has sold a total of 3,989,162 shares of Accsys’ common stock for approximately €11 million ($16 million), which resulted in a gain of less than $1 million.

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

Third party sales of $5 million for the three months ended March 31, 2007 would have been eliminated upon consolidation were the divestiture not accounted for as a discontinued operation.

In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $6 million in connection with the sale of the oxo products and derivatives businesses.

There were no sales and gross profit for discontinued operations for the three months ended March 31, 2008. Net sales and gross profit for discontinued operations for the three months ended March 31, 2007 were $191 million and $142 million, respectively.

Asset Sale

In July 2007, the Company reached an agreement with Babcock & Brown, a worldwide investment firm, which specializes in real estate and utilities development, to sell the Company’s Pampa, Texas, facility. The Company will maintain its chemical operations at the site until at least 2009. Proceeds received upon certain milestone events will be treated as deferred proceeds and included in long-term Other liabilities until the transaction is complete (expected to be in 2010), as defined in the sales agreement.

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

5.	Inventories

	As of	As of
	March 31,	December 31,
	2008	2007
	(in $ millions)

Finished goods	552	500
Work-in-process	30	29
Raw materials and supplies	127	107

Total inventories	709	636

6.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(in $ millions)

As of December 31, 2007	277	264	47	278	866
Adjustments to pre-acquisition tax valuation allowances	(5)	(7)	—	(4)	(16)
Exchange rate changes	12	8	2	18	40

As of March 31, 2008	284	265	49	292	890

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets, Net

		Trademarks and	Customer	Developed
	Licenses	Tradenames	Relationships	Technology	Other	Total
	(in $ millions)

Gross Asset Value
As of December 31, 2007	—	85	562	12	12	671
Additions(1)	28	—	—	—	—	28
Exchange rate changes	—	3	34	1	—	38

As of March 31, 2008	28	88	596	13	12	737

Accumulated Amortization
As of December 31, 2007	—	—	(228)	(9)	(9)	(246)
Current period amortization	—	—	(18)	—	(1)	(19)
Exchange rate changes	—	—	(15)	—	—	(15)

As of March 31, 2008	—	—	(261)	(9)	(10)	(280)

Net book value as of March 31, 2008	28	88	335	4	2	457

(1)	Acquisition of a sole and exclusive license to patents and patent applications related to acetic acid.

Aggregate amortization expense for intangible assets with finite lives during the three months ended March 31, 2008 and 2007 totaled $19 million and $18 million, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7.	Debt

	As of	As of
	March 31,	December 31,
	2008	2007
	(in $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	61	44
Short-term borrowings, principally comprised of amounts due to affiliates	192	228

Total short-term borrowings and current installments of long-term debt — third party and affiliates	253	272

Long-term debt
Senior Credit Facilities: Term Loan facility due 2014	2,891	2,855
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured borrowings due at various dates through 2023	146	110
Other bank obligations, interest rates ranging from 5.9% to 7.1%, due at various dates through 2014	180	168

Subtotal	3,412	3,328
Less: Current installments of long-term debt	61	44

Total long-term debt	3,351	3,284

Senior Credit Facility

The Company’s senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of March 31, 2008, the applicable margin was 1.5% and continues to be subject to potential adjustments as defined in the senior credit agreement. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly, commencing in July 2007. The remaining principal amount of the term loans is due on April 2, 2014.

As of March 31, 2008, there were $129 million of letters of credit issued under the credit-linked revolving facility and $99 million remained available for borrowing. As of March 31, 2008, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $650 million remained available for borrowing.

The senior credit agreement is guaranteed by Celanese Holdings LLC and certain domestic subsidiaries of Celanese US, and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions, pursuant to the Guarantee and Collateral Agreement, dated as of April 2, 2007, by and

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

among Celanese Holdings LLC, Celanese US, certain subsidiaries of Celanese US and Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent.

The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2008.

Interest Rate Risk Management

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of the variable rate debt to a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges. In March 2007, the Company entered into various US dollar and Euro interest rate swap agreements, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million, respectively. Effective January 2, 2008, the notional amount of the existing $1.6 billion US dollar swap decreased by $400 million. On November 16, 2007, the Company entered into an additional US dollar interest rate swap with a notional amount of $400 million, which became effective on January 2, 2008.

8.	Other Liabilities

The components of current Other liabilities are as follows:

	As of	As of
	March 31,	December 31,
	2008	2007
	(in $ millions)

Salaries and benefits	131	168
Environmental	19	19
Restructuring	38	40
Insurance	39	41
Sorbates litigation	183	170
Asset retirement obligations	14	16
Derivatives	216	129
Other	291	305

Total current Other liabilities	931	888

The components of long-term Other liabilities are as follows:

	As of	As of
	March 31,	December 31,
	2008	2007
	(in $ millions)

Environmental	92	96
Insurance	87	78
Deferred revenue	68	71
Deferred proceeds (see Notes 4 and 17)	100	93
Asset retirement obligations	32	31
Derivatives	61	37
Other	104	89

Total long-term Other liabilities	544	495

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

9.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in $ millions)

Components of net periodic benefit cost
Service cost	7	9	—	—
Interest cost	42	44	4	5
Expected return on plan assets	(47)	(50)	—	—
Recognized actuarial (gain) loss	—	—	(1)	—

Net periodic benefit cost	2	3	3	5

The Company expects to contribute $40 million to its defined benefit pension plans in 2008. As of March 31, 2008, $8 million of contributions have been made. The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

The Company expects to make benefit payments of $34 million under the provisions of its other postretirement benefit plans in 2008. As of March 31, 2008, $8 million of benefit payments have been made.

The Company participates in multiemployer defined benefit plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit plans are based on specified percentages of employee contributions and aggregate $2 million and $2 million for the three months ended March 31, 2008 and 2007, respectively.

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

10.	Shareholders’ Equity

On February 8, 2008, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Series A common stock. The authorization gives management discretion in determining the conditions under which shares may be repurchased. During the three months ended March 31, 2008, the Company repurchased 1,581,700 shares of its Series A common stock at an average purchase price of $37.91 per share for a total of approximately $60 million pursuant to this authorization.

Purchases of treasury stock reduce the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) totaled $(33) million and $(40) million, respectively, for the three months ended March 31, 2008 and 2007. These amounts were net of tax benefit of $0 million and $1 million, respectively, for the three months ended March 31, 2008 and 2007.

11.	Commitments and Contingencies

The Company is involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, the Company believes, based on the advice of legal counsel, that adequate provisions have been made although the ultimate outcomes may have a material adverse effect on the financial position, results of operations or cash flows in any given accounting period.

The following disclosure should be read in conjunction with the 2007 Form 10-K.

Plumbing Actions

As of both March 31, 2008 and December 31, 2007, the Company has remaining accruals of $65 million for cases related to the plumbing actions, of which $3 million is included in current Other liabilities. The Company believes that the plumbing actions are adequately provided for in the Company’s consolidated financial statements and that the plumbing actions will not have a material adverse effect on its financial position. However, if the Company were to incur an additional charge for this matter, such a charge would not be expected to have a material adverse effect on its financial position, but may have a material adverse effect on the Company’s results of operations or cash flows in any given accounting period. The Company continuously monitors this matter and assesses the adequacy of this reserve. The Company has reached final settlements with CNA Holdings’ insurers for their responsibility related to these claims.

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

Sorbates Antitrust Actions

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals as of March 31, 2008 of $183 million, included in current Other liabilities. As

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

of December 31, 2007, the accrual was $170 million. The change in the accrual amounts is primarily due to fluctuations in the currency exchange rate between the US dollar and the Euro. Although the outcome of this matter cannot be predicted with certainty, the Company’s best estimate of the range of possible additional future losses and fines (in excess of amounts already accrued), including any that may result from the above noted governmental proceedings, as of March 31, 2008 is between $0 and $9 million. The estimated range of such possible future losses is based on the advice of external counsel taking into consideration potential fines and claims, both civil and criminal that may be imposed or made in other jurisdictions.

Pursuant to the Demerger Agreement with Hoechst AG (“Hoechst”), CAG was assigned the obligation related to the sorbates antitrust matter. However, Hoechst, and its legal successors, agreed to indemnify CAG for 80% of any costs CAG may incur relative to this matter. Accordingly, CAG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of March 31, 2008 and December 31, 2007, the Company has receivables, recorded within current Other assets, relating to the sorbates indemnification from Hoechst totaling $147 million and $137 million, respectively.

Shareholder Litigation

Several minority shareholders of CAG initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement. On March 14, 2005, the Frankfurt District Court dismissed on grounds of inadmissibility the motions of all minority shareholders regarding the initiation of these special award proceedings. In January 2006, the Frankfurt Higher District Court ruled on appeal that the claims were admissible, and the proceedings would therefore continue in the lower court. On December 12, 2006, the Frankfurt District Court appointed an expert to help determine the value of CAG. In the first quarter of 2007, certain minority shareholders that received €66.99 per share as fair cash compensation also filed award proceedings challenging the amount they received as fair cash compensation.

As a result of the special proceedings discussed above, amounts paid as fair cash compensation to certain minority shareholders of CAG could be increased by the court such that minority shareholders could be awarded amounts in excess of the fair cash compensation they have previously received.

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

Based on the estimate of the probability of loss under this indemnification, the Company has environmental reserves recorded in long-term Other liabilities of $27 million and $27 million as of March 31, 2008 and December 31, 2007, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities (see Note 18).

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst, and its legal successors, to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst, and its legal successors, during the three months ended March 31, 2008 and 2007, respectively, in connection with this indemnification.

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

The Company has divested numerous businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.5 billion as of March 31, 2008. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of March 31, 2008 and December 31, 2007, the Company has environmental reserves recorded in long-term Other liabilities in the aggregate of $25 million and $27 million, respectively, for these matters.

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and CAG (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions were consolidated for pre-trial discovery by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina and are styled In re Polyester Staple Antitrust Litigation, MDL 1516. Already pending in that consolidated proceeding were five other actions commenced by five other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities, which also allege the defendants’ participation in the conspiracy. The Company’s motions for summary judgment related to these cases were denied in April 2008. Mandatory mediation is set for May 13, 2008 and a trial is scheduled for June 2, 2008.

In 1998, HCC sold its polyester staple business as part of its sale of its Film & Fibers Division to KoSa, Inc. In a complaint now pending against the Celanese Entities and Hoechst in the United States District Court for the Southern District of New York, Koch Industries, Inc., KoSa B.V. (“KoSa”), Arteva Specialties, S.à r.l. (“Arteva Specialties”) and Arteva Services, S.à r.l. seek, among other things, indemnification under the asset purchase agreement pursuant to which KoSa and Arteva Specialties agreed to purchase the defendants’ polyester business for all damages related to the defendants’ participation in, and failure to disclose, the alleged conspiracy, or alternatively, rescission of the agreement. No trial date has been set for this case.

The Company does not believe that the Celanese Entities engaged in any conduct that should result in liability in these actions. However, the outcome of the foregoing actions cannot be predicted with certainty.

Other Obligations

The Company is secondarily liable under a lease agreement which the Company assigned to a third party. The lease expires on April 30, 2012. The lease liability for the period from April 1, 2008 to April 30, 2012 is estimated to be approximately $32 million.

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

Other Matters

As of March 31, 2008, Celanese Ltd. and/or CNA Holdings, Inc., both US subsidiaries of the Company, are defendants in approximately 631 asbestos cases. During the three months ended March 31, 2008, 27 new cases were filed against the Company, 24 cases were resolved and two cases were added to the count after further analysis by outside counsel. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is not significant exposure related to these matters.

12.	Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 became effective for financial assets and liabilities on January 1, 2008. On January 1, 2009, the Company will apply the provisions of SFAS No. 157 for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, property, plant and equipment and asset retirement obligations. SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 —	unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 —	inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 —	inputs that are unobservable in the marketplace and significant to the valuation

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Company’s financial assets and liabilities measured at fair value on a recurring basis include securities available for sale and derivative financial instruments. Securities available for sale include US government and corporate bonds, mortgage-backed securities and equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.

Marketable Securities.  Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities and US government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades. Such assets are classified as Level 2 in the hierarchy and typically include mortgage-backed securities, corporate bonds and other US government securities.

Derivatives.  Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the hierarchy.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement as of
	March 31, 2008 Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs	As of
	(Level 1)	(Level 2)	March 31, 2008
	(in $ millions)

Assets
Marketable securities	109	137	246
Derivatives (included in current Other assets)	—	18	18

Total assets	109	155	264

Liabilities
Current derivatives (included in current Other liabilities)	—	216	216
Long-term derivatives (included in long-term Other liabilities)	—	61	61

Total liabilities	—	277	277

13.	Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in $ millions)

Employee termination benefits	(7)	—
Plant/office closures	(7)	—
Ticona Kelsterbach plant relocation (see Note 17)	(2)	—
Other	—	(1)

Total Other (charges) gains, net	(16)	(1)

Employee termination benefits relate primarily to the Company’s continued strategy to simplify and optimize its business portfolio. Plant/office closures includes accelerated depreciation expense primarily related to the planned shutdown of the Company’s Pampa, Texas plant.

Employee termination benefits recorded as Other (charges) gains, net are recorded as additions to the restructuring reserves. The changes in the restructuring reserves from December 31, 2007 through March 31, 2008 are as follows:

(in $ millions)

Restructuring reserves as of December 31, 2007	45
Additions	7
Cash payments	(12)

Restructuring reserves as of March 31, 2008	40

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Included in the restructuring reserves are $2 million and $5 million as of March 31, 2008 and December 31, 2007, respectively, of reserves recorded in long-term Other liabilities.

14.	Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2008 was 33% compared to 29% for the three months ended March 31, 2007. The effective income tax rate increased over the period ended March 31, 2007 primarily due to the US income tax effect on increased foreign earnings and dividends and an increase to FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) liabilities for unrecognized tax benefits and related interest. This increase was partially offset by earnings in lower tax jurisdictions.

FIN 48 liabilities for unrecognized tax benefits and related interest and penalties are recorded as long-term Income taxes payable.

15.	Business Segments

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(in $ millions)

As of and for the three months ended March 31, 2008
Net sales	294	282	365	1,096	(1)	—	(191)	1,846
Earnings (loss) from continuing operations before tax and minority interests	39	50	17	206		(94)	—	218
Depreciation and amortization	20	14	14	32		3	—	83
Capital expenditures(2)	13	10	11	24		3	—	61
Total assets	1,876	1,178	1,055	2,769		1,437	—	8,315
For the three months ended March 31, 2007
Net sales	262	269	346	839	(1)	1	(162)	1,555
Earnings (loss) from continuing operations before tax and minority interests	50	47	12	136		(74)	—	171
Depreciation and amortization	17	11	14	24		2	—	68
Capital expenditures	6	9	3	29		2	—	49
Total assets as of December 31, 2007	1,751	1,157	995	2,530		1,625	—	8,058

(1)	Includes $191 million and $162 million of inter-segment sales eliminated in consolidation for the three months ended March 31, 2008 and 2007, respectively.

(2)	Includes decrease in accrued capital expenditures of $20 million.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

16.	Earnings Per Share

	Three Months Ended March 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(in $ millions, except for share and per share data)

Income from continuing operations	145	145	122	122
Income from discontinued operations	—	—	79	79

Net earnings	145	145	201	201
Less: cumulative preferred stock dividends	(3)	—	(2)	—

Earnings available to common shareholders	142	145	199	201

Weighted-average shares — basic	151,993,753	151,993,753	159,284,888	159,284,888
Dilutive stock options	—	2,780,077	—	3,116,731
Dilutive restricted stock	—	483,080	—	—
Assumed conversion of preferred stock	—	12,049,106	—	12,040,713

Weighted-average shares — diluted	151,993,753	167,306,016	159,284,888	174,442,332

Per share:
Income from continuing operations	0.93	0.87	0.75	0.70
Income from discontinued operations	—	—	0.50	0.45

Net earnings	0.93	0.87	1.25	1.15

17.	Ticona Kelsterbach Plant Relocation

In 2007, the Company finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate the Kelsterbach, Germany business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The amount received from Fraport has been accounted for as deferred proceeds and is included in long-term Other liabilities in the unaudited consolidated balance sheets as of March 31, 2008 and December 31, 2007.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Three Months Ended		Total From
	March 31,		Inception Through
	2008	2007	March 31, 2008
	(in $ millions)

Proceeds received from Fraport	—	—	26
Costs expensed	2	—	7
Costs capitalized	21(1)	—	61

(1)	Includes decrease in accrued capital expenditures of $7 million.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

18.	Environmental

General — The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters were $111 million and $115 million as of March 31, 2008 and December 31, 2007, respectively.

Remediation — Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or US Superfund sites. In addition, as part of the demerger agreement between the Company and Hoechst, a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

US Superfund Sites — In the US, the Company may be subject to substantial claims brought by US federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the US Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 50 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot determine accurately its ultimate liability for investigation or cleanup costs at these sites. As of both March 31, 2008 and December 31, 2007, the Company had provisions totaling $13 million for US Superfund sites.

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

Additional information relating to environmental remediation activity is contained in the footnotes to the Company’s consolidated financial statements included in the 2007 Form 10-K.

19.	Subsequent Events

On April 4, 2008, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to approximately $2 million and a cash dividend of $0.04 per share on its Series A common stock amounting to approximately $6 million. Both cash dividends are for the period February 1, 2008 to April 30, 2008 and will be paid on May 1, 2008 to holders of record as of April 15, 2008.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

In April 2008, the Company sold 1,375,573 shares of Accsys’ common stock for approximately €3 million ($4 million), which resulted in a loss of approximately $1 million (see Note 4).

On April 16, 2008, the Company announced that it intends to permanently shut down its emulsions production site at Koper, Slovenia, pending approval by the shareholders of the local legal entity, which is expected in May 2008. The decision to shut down the site will result in the separation of employees located at the site. The Company will provide assistance to all employees affected by the shutdown, in compliance with legal requirements, and will assess the feasibility to transfer many of the products to its other sites in order to continue to support customers and minimize the impact to them. The Company does not expect the shut down of the site to have a material adverse effect on its results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company,” “we,” “our” and “us,” refer to Celanese and its subsidiaries on a consolidated basis. The term “Celanese US” refers to our subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, formally known as BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our 2007 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading global integrated producer of chemicals and advanced materials. We are one of the world’s largest producers of acetyl products, which are intermediate chemicals for nearly all major industries, as well as a leading global producer of high-performance engineered polymers that are used in a variety of high-value end-use applications. As an industry leader, we hold geographically balanced global positions and participate in diversified end-use markets. Our operations are primarily located in North America, Europe and Asia. We combine a demonstrated track record of execution, strong performance built on shared principles and objectives, and a clear focus on growth and value creation.

Results of Operations

Financial Highlights

	Three Months Ended March 31,
		% of		% of
	2008	Net Sales	2007	Net Sales
	(unaudited)
	(in $ millions, except for percentages)

Statement of Operations Data:
Net sales	1,846	100.0	1,555	100.0
Gross profit	418	22.6	359	23.1
Selling, general and administrative expenses	(136)	(7.4)	(116)	(7.5)
Other (charges) gains, net	(16)	(0.9)	(1)	(0.1)
Operating profit	234	12.7	206	13.2
Equity in net earnings of affiliates	10	0.5	18	1.2
Interest expense	(67)	(3.6)	(72)	(4.6)
Dividend income — cost investments	28	1.5	15	1.0
Earnings from continuing operations before tax and minority interests	218	11.8	171	11.0
Earnings from continuing operations	145	7.9	122	7.8
Earnings from discontinued operations	—	—	79	5.1
Net earnings	145	7.9	201	12.9
Other Data:
Depreciation and amortization	83	4.5	68	4.4

	As of	As of
	March 31,	December 31,
	2008	2007
	(unaudited)
	(in $ millions)

Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	253	272
Plus: Long-term debt	3,351	3,284

Total debt	3,604	3,556

Summary of Consolidated Results for the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Net Sales

Net sales for the three months ended March 31, 2008 increased 19% compared to the same period in 2007. Higher prices and favorable foreign currency impacts (primarily related to the Euro across all segments) increased net sales 12% and 7%, respectively. Higher prices were primarily driven by a tight global supply of acetyl, polyvinyl alcohol (“PVOH”) and emulsions products and higher raw material prices, which we were able to pass on to our customers. Increased volumes also contributed to an increase in net sales but were equally offset by the absence of net sales in the first quarter of 2008 from the divested AT Plastics’ Films business. Volume increases due to increased market penetration from several of Advanced Engineered Materials’ key products and strong demand in Asia for acetyl products coupled with the startup of our acetic acid unit in Nanjing, China in mid-2007, were partially offset by decreased volumes resulting from the transfer of flake production to our China ventures, the slowing of the US economy and the residual effects of both planned and unplanned outages in the chemicals industry during 2007.

Gross Profit

Gross profit as a percentage of net sales remained relatively flat for the three months ended March 31, 2008 (22.6%) compared to the same period in 2007 (23.1%). Higher energy and raw material costs more than offset the increase in net sales, causing a slight decrease in gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase is primarily due to spending on finance improvement initiatives of $9 million and expenses related to restricted stock units of $2 million. The restricted stock unit program was launched in April 2007.

Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in $ millions)

Employee termination benefits	(7)	—
Plant/office closures	(7)	—
Ticona Kelsterbach plant relocation	(2)	—
Other	—	(1)

Total Other (charges) gains, net	(16)	(1)

Employee termination benefits relate primarily to our continued strategy to simplify and optimize our business portfolio. Plant/office closures includes accelerated depreciation expense primarily related to the planned shutdown of our Pampa, Texas plant.

Operating Profit

Operating profit increased 14% for the three months ended March 31, 2008 compared to the same period in 2007. This increase is principally driven by the increase in gross profit during the first quarter of 2008 partially offset by the increase in Selling, general and administrative expenses and Other (charges) gains, net described above.

Interest Expense

Interest expense decreased $5 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease is primarily related to lower interest rates on our senior credit agreement compared to the interest rates on the senior discount notes and senior subordinated notes, which were fully repaid by May 2007. The decrease was partially offset by an increase in interest expense due to China financing activities in 2008.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates decreased $8 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease primarily relates to decreased earnings at our Advanced Engineered Materials’ affiliates due to unfavorable price and volume fluctuations.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2008 was 33% compared to 29% for the three months ended March 31, 2007. The effective income tax rate increased over the period ended March 31, 2007 primarily due to the US income tax effect on increased foreign earnings and dividends and an increase to Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes —  an

interpretation of FASB Statement No. 109 liabilities for unrecognized tax benefits and related interest. This increase was partially offset by earnings in lower tax jurisdictions.

Expansion in China

The acetic acid facility located in our Nanjing, China complex has been running at full production rates since June 2007 and we commenced production of vinyl acetate emulsions at the complex during the fourth quarter of 2007. During the first quarter of 2008, we commissioned the startup of our Celstran® long fiber-reinforced thermoplastic unit in Nanjing. Operations for four other plants at the complex are expected to begin by 2009.

The complex brings world-class scale to one site for the production of acetic acid, vinyl acetate monomer (“VAM”), acetic anhydride, emulsions, Celstran® long fiber-reinforced thermoplastic, UHMW-PE (“GUR”), an ultra-high molecular weight polyethylene and compounding. We believe the Nanjing complex will further enhance our capabilities to better meet the growing needs of our customers in a number of industries across Asia.

Selected Data by Business Segment

	Three Months Ended March 31,
			Change
	2008	2007	in $
	(unaudited)
	(in $ millions)

Net Sales
Advanced Engineered Materials	294	262	32
Consumer Specialties	282	269	13
Industrial Specialties	365	346	19
Acetyl Intermediates	1,096	839	257
Other Activities	—	1	(1)
Inter-segment Eliminations	(191)	(162)	(29)

Total Net Sales	1,846	1,555	291

Other (Charges) Gains, Net
Advanced Engineered Materials	(3)	—	(3)
Consumer Specialties	(1)	(1)	—
Industrial Specialties	(3)	—	(3)
Acetyl Intermediates	(7)	—	(7)
Other Activities	(2)	—	(2)

Total Other Charges, Net	(16)	(1)	(15)

Operating Profit (Loss)
Advanced Engineered Materials	30	36	(6)
Consumer Specialties	50	48	2
Industrial Specialties	17	12	5
Acetyl Intermediates	177	132	45
Other Activities	(40)	(22)	(18)

Total Operating Profit	234	206	28

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Advanced Engineered Materials	39	50	(11)
Consumer Specialties	50	47	3
Industrial Specialties	17	12	5
Acetyl Intermediates	206	136	70
Other Activities	(94)	(74)	(20)

Total Earnings from Continuing Operations Before Tax and Minority Interests	218	171	47

Depreciation & Amortization
Advanced Engineered Materials	20	17	3
Consumer Specialties	14	11	3
Industrial Specialties	14	14	—
Acetyl Intermediates	32	24	8
Other Activities	3	2	1

Total Depreciation & Amortization	83	68	15

Factors Affecting First Quarter 2008 Segment Net Sales Compared to First Quarter 2007

The charts below set forth the percentage increase (decrease) in net sales from the 2007 period and to the 2008 period attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other		Total
	(in percentages)

Advanced Engineered Materials	6	(2)	8	—		12
Consumer Specialties	(10)	5	3	7	(b)	5
Industrial Specialties	(11)	10	7	(1	)(a)	5
Acetyl Intermediates	8	17	6	—		31
Total Company(c)	1	12	7	(1)		19

(a)	Includes the loss of sales related to the AT Plastics’ Films business.

(b)	Includes net sales from the Acetate Products Limited (“APL”) acquisition.

(c)	Includes the effects of the captive insurance companies.

Summary by Business Segment for the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Advanced Engineered Materials

	Three Months Ended March 31,
			Change
	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	294	262	32
Net sales variance:
Volume	6%
Price	(2)%
Currency	8%
Other	—
Other (charges) gains, net	(3)	—	(3)
Operating profit	30	36	(6)
Operating margin	10.2%	13.7%
Earnings from continuing operations before tax and minority interests	39	50	(11)
Depreciation and amortization	20	17	3

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high-performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. The primary products of Advanced Engineered Materials are polyacetal products (“POM”), polybutylene terephthalate (“PBT”) and GUR. POM and PBT are used in a broad range of products including automotive components, electronics and appliances. GUR is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

Advanced Engineered Materials’ net sales increased $32 million to $294 million for the three months ended March 31, 2008 compared to the same period in 2007. Higher volumes and favorable foreign currency impacts improved net sales by 6% and 8%, respectively, while lower prices decreased net sales by 2%. Volume increased in most major business lines during the three months ended March 31, 2008 due to increased market penetration, successful implementation of new projects and a continued strong business environment, particularly in Europe. Advanced Engineered Materials experienced a slight decline in average pricing primarily driven by a larger mix of sales from lower priced products.

Operating profit decreased $6 million for the three months ended March 31, 2008 compared to the same period in 2007 as higher net sales were more than offset by higher raw material and energy costs and increased Other (charges) gains, net. Other (charges) gains, net primarily consists of charges related to the relocation of our Ticona plant in Kelsterbach. See “Ticona Kelsterbach Plant Relocation” below.

Earnings from continuing operations before tax and minority interests decreased $11 million for the three months ended March 31, 2008 compared to the same period in 2007 due to lower operating profits and decreased net earnings from equity affiliates resulting from unfavorable price and volume fluctuations.

Ticona Kelsterbach Plant Relocation

In 2007, we finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate our Kelsterbach, Germany, Ticona business resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, we will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Three Months Ended		Total From
	March 31,		Inception Through
	2008	2007	March 31, 2008
	(in $ millions)

Proceeds received from Fraport	—	—	26
Costs expensed	2	—	7
Costs capitalized	21(1)	—	61

(1)	Includes decrease in accrued capital expenditures of $7 million.

Consumer Specialties

	Three Months Ended March 31,
			Change
	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	282	269	13
Net sales variance:
Volume	(10)%
Price	5%
Currency	3%
Other	7%
Other (charges) gains, net	(1)	(1)	—
Operating profit	50	48	2
Operating margin	17.7%	17.8%
Earnings from continuing operations before tax and minority interests	50	47	3
Depreciation and amortization	14	11	3

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

Consumer Specialties’ net sales increased 5% to $282 million for the three months ended March 31, 2008 compared to the same period in 2007. Higher tow pricing on continued strong demand, favorable currency impacts and an additional month of sales from the APL acquisition drove the increase in net sales. The increase was partially offset by lower acetate flake volumes as a result of the shift in flake production to our China ventures.

Operating profit was $2 million higher for the three months ended March 31, 2008 compared to the same period in 2007. Higher overall pricing offset increases in freight, raw material and energy costs during the three months ended March 31, 2008. Lower manufacturing costs due to the Edmonton flake shutdown in 2007 were offset by higher deprecation resulting from the APL acquisition.

Earnings from continuing operations before tax and minority interests increased 6% for the three months ended March 31, 2008 compared to the same period in 2007. The increases were driven principally by the changes in operating profit discussed above.

Industrial Specialties

	Three Months Ended March 31,
			Change
	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	365	346	19
Net sales variance:
Volume	(11)%
Price	10%
Currency	7%
Other	(1)%
Other (charges) gains, net	(3)	—	(3)
Operating profit	17	12	5
Operating margin	4.7%	3.5%
Earnings from continuing operations before tax and minority interests	17	12	5
Depreciation and amortization	14	14	—

Our Industrial Specialties segment includes our Emulsions, PVOH and AT Plastics businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate/ethylene emulsions and is the recognized authority on low VOC (volatile organic compounds), an environmentally-friendly technology. As a global leader, our PVOH business produces and sells a broad portfolio of performance PVOH chemicals engineered to meet specific customer requirements. Our emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. AT Plastics offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate copolymers. AT Plastics’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing and automotive carpeting.

Industrial Specialties’ net sales increased 5% to $365 million during the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily driven by higher pricing and favorable foreign currency impacts. Higher overall pricing was primarily due to market tightness and increasing raw material costs which allowed for upward movement in pricing across all regions. The increase was partially offset by decreased volumes and the absence of net sales in the first quarter of 2008 from the divested AT Plastics’ Films business. Volumes decreased in the Emulsions and PVOH businesses due to the slowing of the US economy. Volumes in the Emulsions business further declined due to the residual effects of the unplanned outage of the acetic acid unit at our Clear Lake, Texas facility, together with other global planned and unplanned production outages in the chemicals industry during 2007.

Operating profit increased by $5 million to $17 million for the three months ended March 31, 2008 compared to the same period in 2007. Gross profit margins improved as higher prices more than offset raw material costs. The increase in gross profit margins was partially offset by Other (charges) gains, net in 2008 which includes employee termination and accelerated depreciation costs related to our plan to simplify and optimize our PVOH and Emulsions businesses.

Earnings from continuing operations before tax and minority interests increased $5 million for the three months ended March 31, 2008 compared to the same period in 2007, principally driven by higher operating profits.

Acetyl Intermediates

	Three Months Ended March 31,
			Change
	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	1,096	839	257
Net sales variance:
Volume	8%
Price	17%
Currency	6%
Other	—
Other (charges) gains, net	(7)	—	(7)
Operating profit	177	132	45
Operating margin	16.1%	15.7%
Earnings from continuing operations before tax and minority interests	206	136	70
Depreciation and amortization	32	24	8

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Acetyl Intermediates’ net sales increased 31% during the three months ended March 31, 2008 compared to the same period in 2007. Increases were due to higher prices across all regions, increased volumes and favorable currency impacts. The tight supply of acetyl products in Europe coupled with higher methanol and ethylene prices drove price increases during the period. Increases in volume were primarily driven by strong demand in Asia and the startup of our acetic acid plant in Nanjing, China in mid-2007.

Operating profit increased 34% to $177 million for the three months ended March 31, 2008 compared to the same period in 2007. Increases in raw material costs, depreciation and amortization expense, Other (charges) gains, net and research and development costs were more than offset by increases in net sales. Depreciation and amortization expense increased primarily as a result of the startup of our acetic acid plant in Nanjing, China. Other (charges) gains, net of $7 million were primarily related to the planned shutdown of our Pampa, Texas facility. Research and development costs increased primarily due to a ramp up of research and development projects in China, including research and development activities associated with the sole and exclusive license to patents and patent applications related to acetic acid.

Earnings from continuing operations before tax and minority interests increased 51% for the three months ended March 31, 2008 compared to the same period in 2007 due to higher operating profit and dividend income from our cost investment. Dividend income from our cost investment, Ibn Sina, increased $12 million for the three months ended March 31, 2008 compared to the same period in 2007 as a result of higher earnings from expanding margins for methanol and methyl tertiary-butyl ether.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and the captive insurance companies.

Net sales decreased by $1 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease was driven by the decrease in third-party revenues from our captive insurance companies. We do not expect third-party revenues from our captive insurance companies to increase significantly in the near future.

The operating loss for Other Activities increased by $18 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in operating loss was due primarily to spending on finance improvement initiatives of $7 million. Other (charges) gains, net increased by $2 million primarily due to severance.

The loss from continuing operations before tax and minority interests increased $20 million to $94 million for the three months ended March 31, 2008 compared to the same period in 2007. The loss was mainly due to the reasons specified above and to lower equity earnings, partially offset by a reduction in interest expense.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have availability under our senior credit agreement to assist, if required, in meeting our working capital needs and other contractual obligations. We believe we will have available resources to meet our liquidity requirements, including debt service, for the remainder of 2008 and for the subsequent twelve months. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

Cash Flows

Cash and cash equivalents as of March 31, 2008 were $763 million, which was a decrease of $62 million from December 31, 2007. See below for details on the change in cash and cash equivalents from December 31, 2007 to March 31, 2008.

Net Cash Provided by Operating Activities

Cash flow from operations increased by $154 million during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. A decrease in adjustments to cash used in discontinued operations of $60 million and a decrease in the amount of cash used for general operations were the primary drivers in the cash flow increase. The adjustment to operating cash used in discontinued operations during the three months ended March 31, 2007 is primarily due to working capital changes to the oxo and derivatives businesses. The decrease in cash used for general operations was due to lower spending on taxes of $45 million and the long-term incentive plan of $30 million during the three months ended March 31, 2008 as compared to March 31, 2007. An increase in dividends from our equity affiliates of $22 million offset cash used in operations during 2008.

Net Cash Used in Investing Activities

Net cash from investing activities decreased from a cash inflow of $325 million for the three months ended March 31, 2007 to a cash outflow of $138 million for the same period in 2008. Cash outflow during the three months ended March 31, 2008 were primarily the result of capital expenditures of $81 million and costs spent on the Ticona Kelsterbach plant relocation of $28 million. The significant cash inflow during the three months ended March 31, 2007 was driven by the sale of our oxo products and derivatives businesses partially offset by the cash outflow for the APL acquisition.

Our cash outflow for capital expenditures were $81 million and $49 million for the three months ended March 31, 2008 and 2007, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures during the first quarter of 2008 and 2007, respectively, also included costs for the expansion of our Nanjing, China site into an integrated chemical complex. Capital expenditures are expected to be approximately $300 million for 2008.

Net Cash Used in Financing Activities

Net cash from financing activities increased to a cash outflow of $112 million for the three months ended March 31, 2008 compared to a cash outflow of $17 million for the same period in 2007. The increase primarily relates to our $60 million repurchase of shares of our Series A common stock. Increased payments on short-term borrowings of $10 million and less cash received from stock option exercises of $12 million also contributed to the increase in the net cash outflow in 2008.

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

Celanese has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, we generally will depend on the cash flow of our subsidiaries to meet our obligations under our preferred stock, our Series A common stock and our senior credit agreement.

Debt and Capital

Holders of our preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available, cash dividends at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. As of March 31, 2008, the dividend is expected to result in an annual payment of approximately $10 million. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.26 shares of our Series A common stock, subject to adjustments, per $25.00 liquidation preference of the preferred stock. During the three months ended March 31, 2008 and 2007, we paid $3 million and $2 million of cash dividends on our preferred stock. On April 4, 2008, we declared a $2 million cash dividend on our preferred stock, which will be paid on May 1, 2008.

In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our Board of Directors in its sole discretion determines otherwise. During the three months ended March 31, 2008 and 2007, we paid $6 million of cash dividends in each period on our Series A common stock and on April 4, 2008, we declared a $6 million cash dividend which will be paid on May 1, 2008. Based upon the number of outstanding shares as of March 31, 2008, the annual cash dividend payment is approximately $24 million.

Our senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of March 31, 2008, the applicable margin was 1.5% and continues to be subject to potential adjustments as defined in the senior credit agreement. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly commencing in July 2007. The remaining principal amount of the term loans will be due on April 2, 2014.

As of March 31, 2008, we had total debt of $3,604 million compared to $3,556 million as of December 31, 2007. We were in compliance with all of the covenants related to our debt agreements as of March 31, 2008.

As of March 31, 2008, there were $129 million of letters of credit issued under the credit-linked revolving facility and $99 million remained available for borrowing. As of March 31, 2008, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $650 million remained available for borrowing.

In March 2008, Crystal US Holdings 3 LLC, a subsidiary of Celanese Corporation, was upgraded by Moody’s Investors Service with a positive outlook and a corporate credit rating of Ba2 from Ba3.

Contractual Debt Obligations.  There have been no material revisions to our contractual obligations as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on February 29, 2008.

Purchases of Treasury Stock

On February 8, 2008, our Board of Directors authorized the repurchase of up to $400 million of our Series A common stock. The authorization gives management discretion in determining the conditions under which shares may be repurchased. During the three months ended March 31, 2008, we repurchased 1,581,700 shares of our Series A common stock at an average purchase price of $37.91 per share for a total of approximately $60 million pursuant to this authorization.

Treasury stock purchases reduce the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ equity.

Expiring Cross Currency Swaps

To protect the foreign currency exposure of a net investment in a foreign operation, we entered into cross currency swaps with certain financial institutions in 2004. Under the terms of the cross currency swap arrangements, we pay approximately €13 million in interest and receive approximately $16 million in interest on June 15 and December 15 of each year. Upon maturity of the cross currency swap arrangements in June 2008, we will pay approximately €276 million and receive approximately $333 million.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We describe our significant accounting policies in Note 3, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. We discuss our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K as of and for the year ended December 31, 2007.

There have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on February 29, 2008.

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our statement of operations, financial position or cash flows for the three months ended March 31, 2008.

SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by us

Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 — inputs that are unobservable in the marketplace and significant to the valuation

SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Our financial assets and liabilities measured at fair value on a recurring basis include securities available for sale and derivative financial instruments. Securities available for sale include US government and corporate bonds, mortgage-backed securities and equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.

Marketable Securities.  Where possible, we utilize quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities and US government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades. Such assets are classified as Level 2 in the hierarchy and typically include mortgage-backed securities, corporate bonds and other US government securities.

Derivatives.  Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the hierarchy.

Recent Accounting Pronouncements

See Notes 3 and 12 of the unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of recent accounting pronouncements.

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

Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 as filed with the SEC on February 29, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter of 2008.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we believe, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. See also Note 11 to the unaudited interim consolidated financial statements for a discussion of legal proceedings.

There have been no material revisions to the “legal proceedings” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on February 29, 2008.

Item 1A.	Risk Factors

There have been no material revisions to the “Risk factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on February 29, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended March 31, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	Remaining to be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

January 2008	—	—	—	—
February 2008	64,400	$39.86	64,400	$397,000,000
March 2008	1,517,300	$37.83	1,517,300	$340,000,000

Total	1,581,700		1,581,700

(1)	Purchased pursuant to the $400 million share repurchase program publicly announced on February 11, 2008. This repurchase program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
3.2	Second Amended and Restated By-laws, effective as of February 8, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 14, 2008).
3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
10.1	Change in Control Agreement, dated April 1, 2008, between the Company and David N. Weidman, together with a schedule identifying other substantially identical agreements between the Company and each of its named executive officers identified thereon and identifying the material differences between each of those agreements and the filed Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.2	Change in Control Agreement, dated April 1, 2008, between the Company and Sandra Beach Lin, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified thereon and identifying the material differences between each of those agreements and the filed Change of Control Agreement (filed herewith).
10.3	Change in Control Agreement, dated April 1, 2008, between the Company and Curtis S. Shaw (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: April 23, 2008

By:	/s/ Steven M. Sterin
Name:     Steven M. Sterin

Title:	Senior Vice President and
Chief Financial Officer

Date: April 23, 2008