Form 10-Q
period 2008-06-30
Celanese CORP
filed 2008-07-23
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(972) 443-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of July 18, 2008 was 150,148,914.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended June 30, 2008

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in $ millions, except for per share data)

Net sales	1,868	1,556	3,714	3,111
Cost of sales	(1,472)	(1,219)	(2,900)	(2,415)

Gross profit	396	337	814	696
Selling, general and administrative expenses	(138)	(122)	(274)	(238)
Amortization of intangible assets (primarily customer relationships)	(20)	(17)	(39)	(35)
Research and development expenses	(18)	(19)	(41)	(36)
Other (charges) gains, net	(7)	(105)	(23)	(106)
Foreign exchange gain (loss), net	(3)	—	4	—
Gain (loss) on disposition of assets, net	(3)	(3)	—	(4)

Operating profit	207	71	441	277
Equity in net earnings of affiliates	17	23	27	41
Interest expense	(63)	(61)	(130)	(133)
Refinancing expense	—	(256)	—	(256)
Interest income	10	11	19	25
Dividend income — cost investments	75	49	103	64
Other income (expense), net	1	(5)	5	(15)

Earnings (loss) from continuing operations before tax and minority interests	247	(168)	465	3
Income tax (provision) benefit	(45)	44	(118)	(5)

Earnings (loss) from continuing operations before minority interests	202	(124)	347	(2)
Minority interests	1	—	1	—

Earnings (loss) from continuing operations	203	(124)	348	(2)
Earnings (loss) from discontinued operations:
Earnings (loss) from operation of discontinued operations	(112)	(5)	(112)	38
Gain (loss) on disposal of discontinued operations	—	16	—	47
Income tax (provision) benefit	43	(4)	43	1

Earnings (loss) from discontinued operations	(69)	7	(69)	86

Net earnings (loss)	134	(117)	279	84
Cumulative preferred stock dividends	(2)	(3)	(5)	(5)

Net earnings (loss) available to common shareholders	132	(120)	274	79

Earnings (loss) per common share — basic:
Continuing operations	1.33	(0.81)	2.26	(0.04)
Discontinued operations	(0.46)	0.05	(0.45)	0.54

Net earnings (loss) available to common shareholders	0.87	(0.76)	1.81	0.50

Earnings (loss) per common share — diluted:
Continuing operations	1.21	(0.81)	2.08	(0.04)
Discontinued operations	(0.41)	0.05	(0.41)	0.54

Net earnings (loss) available to common shareholders	0.80	(0.76)	1.67	0.50

Weighted average shares — basic:	150,905,770	156,932,929	151,449,762	158,102,411
Weighted average shares — diluted:	167,814,803	156,932,929	167,561,793	158,102,411

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2008	2007
	(in $ millions,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	983	825
Receivables:
Trade — third party and affiliates (net of allowance for doubtful accounts — 2008: $18; 2007: $18)	1,061	1,009
Other	381	437
Inventories	754	636
Deferred income taxes	68	70
Marketable securities, at fair value	24	46
Other assets	30	40

Total current assets	3,301	3,063

Investments	803	814
Property, plant and equipment (net of accumulated depreciation — 2008: $992; 2007: $838)	2,542	2,362
Deferred income taxes	50	10
Marketable securities, at fair value	208	209
Other assets	376	309
Goodwill	897	866
Intangible assets, net	437	425

Total assets	8,614	8,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current installments of long-term debt — third party and affiliates	252	272
Trade payables — third party and affiliates	829	818
Other liabilities	824	888
Deferred income taxes	30	30
Income taxes payable	38	23

Total current liabilities	1,973	2,031

Long-term debt	3,371	3,284
Deferred income taxes	277	265
Income taxes payable	259	220
Benefit obligations	676	696
Other liabilities	822	495
Minority interests	4	5
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2008 and 2007: 9,600,000 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2008: 163,936,300 issued and 150,148,914 outstanding; 2007: 162,941,287 issued and 152,102,801 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2008 and 2007: 0 shares issued and outstanding)	—	—
Treasury stock, at cost — (2008: 13,787,386 shares; 2007: 10,838,486 shares)	(529)	(403)
Additional paid-in capital	494	469
Retained earnings	1,061	799
Accumulated other comprehensive income (loss), net	206	197

Total shareholders’ equity	1,232	1,062

Total liabilities and shareholders’ equity	8,614	8,058

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended
	June 30, 2008
	Shares Outstanding	Amount
	(in $ millions, except share data)

Preferred Stock
Balance as of the beginning of the period	9,600,000	—
Issuance of preferred stock	—	—

Balance as of the end of the period	9,600,000	—

Series A Common Stock
Balance as of the beginning of the period	152,102,801	—
Stock option exercises	984,549	—
Purchases of treasury stock, including related fees	(2,948,900)
Issuance of stock awards	10,464	—

Balance as of the end of the period	150,148,914	—

Treasury Stock
Balance as of the beginning of the period	10,838,486	(403)
Purchases of treasury stock, including related fees	2,948,900	(126)

Balance as of the end of the period	13,787,386	(529)

Additional Paid-in Capital
Balance as of the beginning of the period		469
Indemnification of demerger liability		2
Stock-based compensation		6
Stock option exercises		17

Balance as of the end of the period		494

Retained Earnings
Balance as of the beginning of the period		799
Net earnings (loss)		279
Series A common stock dividends		(12)
Preferred stock dividends		(5)

Balance as of the end of the period		1,061

Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		197
Unrealized loss on securities		(16)
Foreign currency translation		29
Unrealized loss on interest rate swaps		(2)
Pension and postretirement benefits		(2)

Balance as of the end of the period		206

Total Shareholders’ Equity		1,232

Comprehensive Income (Loss):
Net earnings (loss)		279
Other comprehensive income (loss), net of tax:
Unrealized loss on securities		(16)
Foreign currency translation		29
Unrealized loss on interest rate swaps		(2)
Pension and postretirement benefits		(2)

Total comprehensive income (loss), net of tax		288

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(in $ millions)

Operating activities:
Net earnings (loss)	279	84
Adjustments to reconcile net earnings to net cash provided by operating activities:
Other (charges) gains, net of amounts used	5	11
Depreciation, amortization and accretion	178	158
Deferred income taxes, net	(8)	(26)
(Gain) loss on disposal of assets, net	—	(44)
Loss on extinguishment of debt	—	256
Other, net	29	6
Operating cash provided by (used in) discontinued operations	5	(101)
Value-added tax on deferred proceeds from Ticona Kelsterbach plant relocation	59	—
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(14)	55
Inventories	(94)	24
Other assets	(1)	12
Trade payables — third party and affiliates	6	(106)
Other liabilities	(98)	(250)

Net cash provided by operating activities	346	79

Investing activities:
Capital expenditures on property, plant and equipment	(136)	(116)
Acquisitions and related fees, net of cash acquired	(1)	(269)
Net proceeds from sale of businesses and assets	3	658
Deferred proceeds on Ticona Kelsterbach plant relocation	311	—
Capital expenditures related to Ticona Kelsterbach plant relocation	(62)	(4)
Proceeds from sale of marketable securities	96	34
Purchases of marketable securities	(83)	(32)
Changes in restricted cash	—	46
Settlement of cross currency swap agreement	(93)	—
Other, net	(68)	(22)

Net cash provided by (used in) investing activities	(33)	295

Financing activities:
Short-term borrowings (repayments), net	(47)	(30)
Proceeds from long-term debt	13	2,857
Repayments of long-term debt	(23)	(3,038)
Refinancing costs	—	(240)
Purchases of treasury stock, including related fees	(126)	(258)
Stock option exercises	17	21
Dividend payments on Series A common stock and preferred stock	(17)	(18)

Net cash used in financing activities	(183)	(706)

Exchange rate effects on cash and cash equivalents	28	11

Net increase (decrease) in cash and cash equivalents	158	(321)
Cash and cash equivalents at beginning of period	825	791

Cash and cash equivalents at end of period	983	470

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

The unaudited interim consolidated financial statements for the three and six months ended June 30, 2008 and 2007 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2007, as filed on February 29, 2008 with the SEC as part of the Company’s Annual Report on Form 10-K (the “2007 Form 10-K”).

Operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. This standard will have no impact on the Company’s financial position, results of operations or cash flow.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP SFAS No. 142-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting FSP SFAS No. 142-3 on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

In June 2008, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”). EITF No. 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF No. 08-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting EITF No. 08-3 on the Company’s financial position, results of operations and cash flows.

In June 2008, the EITF reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). However, the portions of EITF No. 98-5 that were nullified by EITF No. 00-27 were not specifically identified in EITF No. 98-5, nor were the illustrative examples in EITF No. 98-5 updated for the effects of EITF No. 00-27. EITF No. 08-4 specifically addresses the conforming changes to EITF Issue No. 98-5 and provides transition guidance for the conforming changes. EITF No. 08-4 is effective for the Company for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of adopting EITF No. 08-4 on the Company’s financial position, results of operations and cash flows.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions, Ventures and Divestitures

Acquisitions

On January 31, 2007, the Company completed the acquisition of the cellulose acetate flake, tow and film businesses of Acetate Products Limited, a subsidiary of Corsadi B.V. The purchase price for the transaction was approximately £57 million ($112 million), in addition to direct acquisition costs of approximately £4 million ($7 million). As contemplated prior to closing of the acquisition, the Company closed the acquired tow production plant at Little Heath, United Kingdom in September 2007. In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $1 million in connection with the acquisition. The acquired business is included in the Company’s Consumer Specialties segment.

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

Ventures

In March 2007, the Company entered into a strategic partnership with Accsys Technologies PLC (“Accsys”), and its subsidiary, Titan Wood Ltd., to become the exclusive supplier of acetyl products to Titan Wood’s technology licensees for use in wood acetylation. In conjunction with this partnership, in May 2007, the Company acquired 8,115,883 shares of Accsys’ common stock representing approximately 5.45% of the total voting shares of Accsys for €22 million ($30 million). The investment is treated as an available-for-sale security and is included as a component of current Marketable securities on the Company’s unaudited consolidated balance sheet. In November 2007, the Company and Accsys announced an agreement to amend their business arrangements so that each company will have a nonexclusive “at-will” trading and supply relationship to give both companies greater flexibility. As part of this amendment, the Company has the ability to sell its common stock ownership in Accsys through an orderly placement of the Company’s Accsys shares. As of June 30, 2008, the Company has sold a total of 6,740,309 shares of Accsys’ common stock for approximately €17 million ($25 million), which resulted in a loss of $2 million.

Divestitures/Discontinued Operations

In connection with the Company’s strategy to optimize its portfolio and divest non-core operations, the Company announced on December 13, 2006 its agreement to sell its Acetyl Intermediates segment’s oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between CAG and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million ($636 million) subject to final agreement adjustments and the successful exercise of the Company’s option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and the Company acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. The Company completed the sale of its oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The sale included the oxo and derivatives businesses at the Oberhausen, Germany, and Bay City, Texas facilities as well as portions of its Bishop, Texas facility. Also included were EOXO’s facilities within the Oberhausen and Marl, Germany plants. The former oxo and derivatives businesses acquired by Advent International were renamed Oxea. Taking into account agreed deductions by the buyer for pension and other employee benefits and various costs for separation activities, the Company received proceeds of approximately €443 million ($585 million) at closing. The transaction resulted in the recognition of a $47 million pre-tax gain, which includes certain working capital and other adjustments, in 2007.

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

The Company concluded, based on the nature and limited projected magnitude of the continuing business relationship between the Company and Oxea, that the divestiture of the oxo products and derivatives businesses should be accounted for as a discontinued operation. Third party sales of $5 million for the six months ended June 30, 2007 would have been eliminated upon consolidation were the divestiture not accounted for as a discontinued operation.

In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $6 million in connection with the sale of the oxo products and derivatives businesses.

During the second quarter of 2007, the Company discontinued its Edmonton, Alberta, Canada methanol operations, which were included in the Acetyl Intermediates segment. As a result, the earnings (loss) related to the Edmonton methanol operations are accounted for as a discontinued operations.

Net sales and gross profit (loss) for discontinued operations for the three months ended June 30, 2007 were $6 million and $(2) million, respectively. Net sales and gross profit for discontinued operations for the six months ended June 30, 2007 were $197 million and $47 million, respectively.

Asset Sales

In July 2007, the Company reached an agreement with Babcock & Brown, a worldwide investment firm which specializes in real estate and utilities development, to sell the Company’s Pampa, Texas, facility. The Company will maintain its chemical operations at the site until at least 2009. Proceeds received upon certain milestone events will be treated as deferred proceeds and included in long-term Other liabilities until the transaction is complete (expected to be in 2010), as defined in the sales agreement.

In May 2008, shareholders of the Company’s Koper, Slovenia legal entity voted to approve the April 2008 decision by the Company to permanently shut down this emulsions production site. The decision to shut down the site resulted in employee severance of less than $1 million which is included in Other (charges) gains, net, during the three months ended June 30, 2008. Currently, the facility is idle and the existing fixed assets, including machinery and equipment, buildings and land are being marketed for sale. The net book value of the assets held for sale is approximately $1 million.

Cost Method Investments

In February 2007, the Company wrote-off its remaining €1 million ($1 million) cost investment in European Pipeline Development Company B.V. (“EPDC”) and expensed €7 million ($9 million) associated with contingent liabilities that became payable due to the Company’s decision to exit the pipeline development project. In June 2008, the outstanding contingent liabilities were resolved and the Company recognized €2 million ($2 million), included in Other income (expense), net, to remove the remaining accrual. The investment in EPDC related to the construction of a pipeline system, solely dedicated to the transportation of propylene, which was to connect Rotterdam via Antwerp, Netherlands, with the Company’s Oberhausen and Marl production facilities in Germany. However, on February 15, 2007, EPDC shareholders voted to cease the pipeline project as originally envisaged and go into liquidation. The Company was a 12.5% shareholder of EPDC.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4.	Inventories

	As of	As of
	June 30,	December 31,
	2008	2007
	(in $ millions)

Finished goods	602	500
Work-in-process	29	29
Raw materials and supplies	123	107

Total inventories	754	636

5.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(in $ millions)

As of December 31, 2007	277	264	47	278	866
Adjustments to pre-acquisition tax uncertainties	(3)	4	(5)	(3)	(7)
Exchange rate changes	12	7	2	17	38

As of June 30, 2008	286	275	44	292	897

Intangible Assets, Net

		Trademarks and	Customer	Developed
	Licenses	Tradenames	Relationships	Technology	Other	Total
	(in $ millions)

Gross Asset Value
As of December 31, 2007	—	85	562	12	12	671
Additions(1)	28	—	—	—	—	28
Exchange rate changes	—	3	33	1	—	37

As of June 30, 2008	28	88	595	13	12	736

Accumulated Amortization
As of December 31, 2007	—	—	(228)	(9)	(9)	(246)
Amortization	(1)	—	(36)	—	(2)	(39)
Exchange rate changes	—	—	(13)	(1)	—	(14)

As of June 30, 2008	(1)	—	(277)	(10)	(11)	(299)

Net book value as of June 30, 2008	27	88	318	3	1	437

(1)	Acquisition of a sole and exclusive license to patents and patent applications related to acetic acid.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense for intangible assets with finite lives during the three months ended June 30, 2008 and 2007 was $20 million and $18 million, respectively. Aggregate amortization expense for intangible assets with finite lives during the six months ended June 30, 2008 and 2007 was $39 million and $36 million, respectively.

Estimated amortization expense for the succeeding five fiscal years is approximately $63 million in 2009, $55 million in 2010, $51 million in 2011, $39 million in 2012 and $24 million in 2013.

6.	Debt

	As of	As of
	June 30,	December 31,
	2008	2007
	(in $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	57	44
Short-term borrowings, principally comprised of amounts due to affiliates	195	228

Total short-term borrowings and current installments of long-term debt — third party and affiliates	252	272

Long-term debt
Senior Credit Facilities: Term Loan facility due 2014	2,881	2,855
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings due at various dates through 2023	165	110
Other bank obligations, interest rates ranging from 5.9% to 7.1%, due at various dates through 2014	187	168

Subtotal	3,428	3,328
Less: Current installments of long-term debt	57	44

Total long-term debt	3,371	3,284

Senior Credit Facilities

The Company’s senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of June 30, 2008, the applicable margin was 1.5% and continues to be subject to potential adjustments as defined in the senior credit agreement. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of June 30, 2008, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $650 million remained available for borrowing. As of June 30, 2008, there were $130 million

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

of letters of credit issued under the credit-linked revolving facility and $98 million remained available for borrowing.

The senior credit agreement is guaranteed by Celanese Holdings LLC, a subsidiary of Celanese Corporation, and certain domestic subsidiaries of Celanese US, and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions, pursuant to the Guarantee and Collateral Agreement, dated as of April 2, 2007, by and among Celanese Holdings LLC, Celanese US, certain subsidiaries of Celanese US and Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent.

The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2008.

Debt Refinancing

In March 2007, the Company announced a comprehensive recapitalization plan to refinance its debt and repurchase shares. On April 2, 2007, the Company, through certain of its subsidiaries, entered into a new senior credit agreement. Proceeds from the new senior credit agreement, together with available cash, were used to retire the Company’s $2,454 million amended and restated (January 2005) senior credit facilities, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and an approximate $228 million credit-linked revolving facility terminating in 2009, and to retire all of the Company’s 9.625% senior subordinated notes due 2014 and 10.375% senior subordinated notes due 2014 (the “Senior Subordinated Notes”) and 10% senior discount notes due 2014 and 10.5% senior discount notes due 2014 (the “Senior Discount Notes”) as discussed below.

On March 6, 2007, the Company commenced cash tender offers (the “Tender Offers”) with respect to any and all of the Senior Discount Notes, and any and all of the Senior Subordinated Notes. The Tender Offers expired on April 2, 2007. Substantially all of the Senior Discount Notes and Senior Subordinated Notes were tendered in conjunction with the Tender Offers. The remaining outstanding Senior Discount Notes and Senior Subordinated Notes not tendered in conjunction with the Tender Offers were redeemed by the Company in May 2007 through optional redemption allowed in the indentures.

As a result of the refinancing, the Company incurred premiums paid on early redemption of debt, accelerated amortization and other refinancing expense. The components of refinancing expense are as follows:

Six Months
Ended
June 30, 2007
(in $ millions)

Premiums paid on early redemption of debt	207
Accelerated amortization of premiums and deferred financing costs on early redemption and prepayment of debt	33
Debt issuance costs and other	16

Total refinancing expense	256

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7.	Other Liabilities

The components of current Other liabilities are as follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(in $ millions)

Salaries and benefits	125	168
Environmental	18	19
Restructuring	36	40
Insurance	35	41
Sorbates litigation	184	170
Asset retirement obligations	5	16
Derivatives	56	129
Other	365	305

Total current Other liabilities	824	888

Cross Currency Swaps

To protect the foreign currency exposure of a net investment in a foreign operation, the Company entered into cross currency swaps with certain financial institutions in 2004. Under the terms of the cross currency swap arrangements, the Company paid approximately €13 million in interest and received approximately $16 million in interest on June 15 and December 15 of each year. The fair value of the net obligation under the cross currency swaps was included in current Other liabilities as of December 31, 2007. Upon maturity of the cross currency swap arrangements in June 2008, the Company owed €276 million ($426 million) and was owed $333 million. In settlement of the obligation, the Company paid $93 million (net of interest of $3 million) in June 2008.

The components of long-term Other liabilities are as follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(in $ millions)

Environmental	91	96
Insurance	85	78
Deferred revenue	67	71
Deferred proceeds (see Notes 3 and 16)	412	93
Asset retirement obligations	43	31
Derivatives	15	37
Other	109	89

Total long-term Other liabilities	822	495

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefit
	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in $ millions)

Components of net periodic benefit costs
Service cost	9	10	1	1	16	19	1	1
Interest cost	57	48	5	4	99	92	9	9
Expected return on plan assets	(64)	(56)	—	—	(111)	(106)	—	—
Recognized actuarial (gain) loss	—	—	(1)	(1)	—	—	(2)	(1)

Net periodic benefit costs	2	2	5	4	4	5	8	9

The Company expects to contribute $40 million to its defined benefit pension plans in 2008. As of June 30, 2008, $17 million of contributions have been made. The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

The Company expects to make benefit payments of $34 million under the provisions of its other postretirement benefit plans in 2008. As of June 30, 2008, $14 million of benefit payments have been made.

The Company participates in multiemployer defined benefit plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit plans are based on specified percentages of employee contributions and aggregate $3 million and $2 million for the six months ended June 30, 2008 and 2007, respectively.

As a result of the sale of the oxo products and derivatives businesses in February 2007 (see Note 3), there was a reduction of approximately 1,076 employees triggering a settlement and remeasurement of the affected pension plans due to certain changes in actuarial valuation assumptions. The settlement and remeasurement resulted in a net increase in the projected benefit obligation of $44 million with an offset to Accumulated other comprehensive income (loss), net (net of tax of $1 million) and a settlement gain of $11 million (included in Gain on disposal of discontinued operations) for the pension plan during the six months ended June 30, 2007.

9.	Shareholders’ Equity

In February 2008, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Series A common stock. The authorization gives management discretion in determining the conditions under which shares may be repurchased. During the six months ended June 30, 2008, the Company repurchased 2,948,900 shares of its Series A common stock at an average purchase price of $42.71 per share for a total of approximately $126 million pursuant to this authorization.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Adjustments to net earnings (loss) for comprehensive income (loss), net of tax totaled $9 million and $17 million for the six months ended June 30, 2008 and 2007, respectively. These amounts were net of tax benefit of $0 million and $1 million for the six months ended June 30, 2008 and 2007, respectively. Adjustments to net earnings (loss) for comprehensive income (loss), net of tax, totaled $42 million and $57 million for the three months ended June 30, 2008 and 2007, respectively. These amounts were net of tax benefit of $0 for both the three months ended June 30, 2008 and 2007.

10.	Commitments and Contingencies

The Company is involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, the Company believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on the financial position; however, the ultimate outcome of any given matter may have a material impact on the results of operations or cash flows of the Company in a given accounting period.

Plumbing Actions

CNA Holdings, Inc. (“CNA Holdings”), a US subsidiary of the Company, which included the US business now conducted by the Ticona business which is included in the Advanced Engineered Materials segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona’s acetal copolymer in similar applications, CNA Holdings does not believe Ticona’s acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings’ potential future exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site-built homes during 1986 and in manufactured homes during 1990.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements which called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlement, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. As of June 30, 2008, the aggregate funding is $1,103 million, due to additional contributions and funding commitments made primarily by other parties.

During the period between 1995 and 2001, CNA Holdings was also named as a defendant in the following putative class actions:

•	Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee).

•	Couture, et al. v. Shell Oil Company, et al., No. 200-06-000001-985 (Quebec Superior Court, Canada).

•	Dilday, et al. v. Hoechst Celanese Corporation, et al., No. 15187 (Chancery Ct., Weakley County, Tennessee).

•	Furlan v. Shell Oil Company, et al., No. C967239 (British Columbia Supreme Court, Vancouver Registry, Canada).

•	Gariepy, et al. v. Shell Oil Company, et al., No. 30781/99 (Ontario Court General Division, Canada).

•	Shelter General Insurance Co., et al. v. Shell Oil Company, et al., No. 16809 (Chancery Ct., Weakley County, Tennessee).

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

•	St. Croix Ltd., et al. v. Shell Oil Company, et al., No. 1997/467 (Territorial Ct., St. Croix Division, The Virgin Islands).

•	Tranter v. Shell Oil Company, et al., No. 46565/97 (Ontario Court General Division, Canada).

In addition, between 1994 and 2003 CNA Holdings was named as a defendant in approximately 20 non-class actions filed in ten states, the US Virgin Islands and Canada that are currently pending. In all of these actions, the plaintiffs have sought recovery for alleged damages caused by leaking polybutylene plumbing. Damage amounts have generally not been specified but these cases generally do not involve (either individually or in the aggregate) a large number of homes.

As of both June 30, 2008 and December 31, 2007, the Company had remaining accruals of $65 million, of which $3 million is included in current Other liabilities.

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

The Company has reserves associated with these product liability claims which the Company believes are adequate.

Sorbates Antitrust Actions

In May 2002, the European Commission informed Hoechst AG (“Hoechst”) of its intent to officially investigate the sorbates industry. In early January 2003, the European Commission served Hoechst, Nutrinova, Inc., a US subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH and previously a wholly owned subsidiary of Hoechst (“Nutrinova”), and a number of competitors of Nutrinova with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel Chemical Industries Ltd. (“Daicel”), The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138 million on such companies, of which €99 million was assessed against Hoechst and its legal successors. The case against Nutrinova was closed. The fine against Hoechst, and its legal successors, is based on the European Commission’s finding that Hoechst does not qualify under the leniency policy, is a repeat violator and, together with Daicel, was a co-conspirator. In June 2008, the Court of First Instance of the European Communities (Fifth Chamber) reduced the fine against Hoechst to €74.25 million. The fine is subject to a two-month-and-ten-day appeal period that expires in September 2008. The Company is unable to predict the likelihood of an appeal by the European Commission and any resulting actions. Accordingly, the Company has not reduced its reserve until the appeal is final.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

In addition, in 2004 a civil antitrust action styled Freeman Industries LLC v. Eastman Chemical Co., et. al. was filed against Hoechst and Nutrinova, Inc. in the Law Court for Sullivan County in Kingsport, Tennessee. The plaintiff sought monetary damages and other relief for alleged conduct involving the sorbates industry. The trial court dismissed the plaintiff’s claims and upon appeal the Supreme Court of Tennessee affirmed the dismissal of the plaintiff’s claims. In December 2005, the plaintiff lost an attempt to amend its complaint and the entire action was dismissed with prejudice by the trial court. Plaintiff’s counsel has subsequently filed a new complaint with new class representatives in the District Court of the District of Tennessee. The Company’s motion to strike the class allegations was granted in April 2008 and the plaintiff’s appeal of such ruling is currently pending.

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the status of government investigations, as well as civil claims filed and settled, the Company has remaining accruals as of June 30, 2008 of $184 million, included in current Other liabilities. As of December 31, 2007, the accrual was $170 million. The change in the accrual amounts is primarily due to fluctuations in the currency exchange rate between the US dollar and the Euro.

Pursuant to the Demerger Agreement with Hoechst, CAG was assigned the obligation related to the sorbates antitrust matter. However, Hoechst, and its legal successors, agreed to indemnify CAG for 80% of any costs CAG may incur relative to this matter. Accordingly, CAG has recognized a receivable from Hoechst and a corresponding contribution of capital, net of tax, from this indemnification. As of June 30, 2008 and December 31, 2007, the Company has receivables, recorded within current Other assets, relating to the sorbates indemnification from Hoechst totaling $145 million and $137 million, respectively.

Acetic Acid Patent Infringement Matters

On May 9, 1999, Celanese International Corporation filed a private criminal action styled Celanese International Corporation v. China Petrochemical Development Corporation against China Petrochemical Development Corporation (“CPDC”) in the Taiwan Kaoshiung District Court alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief which, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data and as reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, the court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest) for the period of 1995 through 1999. On January 16, 2006, the court awarded Celanese International Corporation $800,000 (plus interest) for the period of 1990. In addition, on June 29, 2007, the court awarded Celanese International Corporation $60 million (plus interest) for the period of 2000 through 2005. CPDC has appealed all three awards. The Company will not record income associated with these favorable judgments until cash is received. CPDC has recently filed three patent cancellation actions seeking decisions to revoke the patents that are at issue in the litigation. The Company is contesting these patent cancellation actions.

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) between CAG and the Purchaser was approved at the CAG extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement became effective on October 1, 2004 and cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. Two of the Company’s subsidiaries, Celanese International Holdings Luxembourg S.à r.l. (“CIH”), and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, the Company may not have sufficient funds for payments on its indebtedness when due. The Company has not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect.

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

The shareholders’ resolution approving the Squeeze-Out passed at the shareholders’ meeting on May 30, 2006 was challenged in June 2006 by seventeen actions seeking to set aside such resolution. In addition, a null and void action was served upon CAG in November 2006. The Squeeze-Out required registration in the commercial register and such registration was not possible while the lawsuits were pending. Therefore, CAG initiated fast track release proceedings asking the court to find that the lawsuits did not prevent registration of the Squeeze-Out. The court of first instance granted the motion regarding the actions to set aside the shareholders’ resolution in a ruling dated October 10, 2006 that was appealed by plaintiff shareholders. In a ruling dated November 30, 2006, the court of first instance also granted the motion with respect to the null and void action.

On December 22, 2006, the Purchaser and CAG signed a settlement agreement with the plaintiff shareholders challenging the shareholders’ resolution approving the Squeeze-Out (“Settlement Agreement I”). Pursuant to Settlement Agreement I, the plaintiffs agreed to withdraw their actions and to drop their complaints in exchange for the Purchaser agreeing to pay the guaranteed annual payment for the fiscal year ended on September 30, 2006 to those minority shareholders who had not yet requested early payment of such dividend and to pay a pro rata share of the guaranteed annual payment for the first five months of the fiscal year ending on September 30, 2007 to all minority shareholders. The Purchaser further agreed to make a donation in the amount of €0.5 million to a charity, to introduce, upon request by plaintiffs, into the award proceedings regarding the cash compensation and the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

guaranteed annual payment under the Domination Agreement the prospectus governing the January 20, 2005, listing on the NYSE of the shares of the Company and to accord the squeezed-out minority shareholders preferential treatment if, within three years after effectiveness of the Squeeze-Out, the shares of CAG were to be listed on a stock exchange again. As a result of the effective registration of the Squeeze-Out in the commercial register in Germany in December 2006, the Company acquired the remaining 2% of CAG in January 2007.

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and CAG (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the Unites States. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions against all Celanese Entities in consideration of a payment by the Company of $107 million. This proceeding related to sales by the polyester staple fibers business which Hoechst AG sold to KoSa, Inc. in 1998. Accordingly, the impact of this settlement is reflected within discontinued operations on the Company’s 2008 unaudited interim consolidated statements of operations. The Company also previously entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement.

In 1998, HCC sold its polyester staple business as part of the sale of its Film & Fibers Division to KoSa B.V., f/k/a Arteva B.V. and a subsidiary of Koch Industries, Inc. (“KoSa”). In March 2001 the US Department of Justice (“DOJ”) commenced an investigation of possible price fixing regarding the sales of polyester staple fibers in the US subsequent to the period the Celanese Entities were engaged in the polyester staple fiber business. The Celanese Entities were never named in these DOJ actions. As a result of the DOJ action, during August of 2002, Arteva Specialties, S.a.r.l., a subsidiary of KoSa, (“Arteva Specialties”) plead guilty to criminal violation of the Sherman Act related to anti-competitive conduct occurring after the 1998 sale of the polyester staple fiber business and paid a fine of $29 million. In a complaint pending against the Celanese Entities and Hoechst in the United States District Court for the Southern District of New York, Koch Industries, Inc., KoSa, Arteva Specialties and Arteva Services S.a.r.l. seek, among other things, indemnification under the asset purchase agreement pursuant to which KoSa and Arteva Specialties agreed to purchase defendants’ polyester business for all damages related to the defendants’ participation in, and failure to disclose, the alleged conspiracy, or alternatively, rescission of the agreement. KoSa alleges damages for recoupment of the cash paid in criminal fines, attorney fees and civil settlements payments. The Company is actively defending this matter.

Guarantees

The Company has agreed to guarantee or indemnify third parties for environmental and other liabilities pursuant to a variety of agreements, including asset and business divestiture agreements, leases, settlement agreements and various agreements with affiliated companies. Although many of these obligations contain monetary and/or time limitations, others do not provide such limitations.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims that have been brought to its attention. These known obligations include the following:

• Demerger Obligations

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

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million. Three of the divestiture agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $28 million and $27 million as of June 30, 2008 and December 31, 2007, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst, and its legal successors, to the extent that Hoechst is required to discharge liabilities, including tax liabilities, associated with businesses that were included in the demerger where such liabilities were not demerged, due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst, and its legal successors, during the six months ended June 30, 2008 and 2007, respectively, in connection with this indemnification.

• Divestiture Obligations

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

The Company has divested numerous businesses, investments and facilities, through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.5 billion as of June 30, 2008. Other agreements do not provide for any monetary or time limitations.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of June 30, 2008 and December 31, 2007, the Company has reserves in the aggregate of $24 million and $27 million, respectively, for these matters.

• Other Obligations

The Company is secondarily liable under a lease agreement which the Company assigned to a third party. The lease expires on April 30, 2012. The lease liability for the period from July 1, 2008 to April 30, 2012 is estimated to be approximately $30 million.

As indemnification obligations often depend on the occurrence of unpredictable future events, the future costs associated with them cannot be determined at this time.

Asbestos Claims

As of June 30, 2008, Celanese Ltd. and/or CNA Holdings, Inc., both US subsidiaries of the Company, are defendants in approximately 611 asbestos cases. During the three months ended June 30, 2008, 19 new cases were filed against the Company, 41 cases were resolved and two cases were revised after further analysis by outside counsel. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is no significant exposure related to these matters.

11.	Fair Value Measurements

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

The Company’s financial assets and liabilities are measured at fair value on a recurring basis and include securities available for sale and derivative financial instruments. Securities available for sale include US government and corporate bonds, mortgage-backed securities and equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement as of
	June 30, 2008 Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs	As of
	(Level 1)	(Level 2)	June 30, 2008
	(in $ millions)

Assets
Marketable securities	101	131	232
Derivatives (included in current Other assets)	—	14	14

Total assets	101	145	246

Liabilities
Current derivatives (included in current Other liabilities)	—	56	56
Long-term derivatives (included in long-term Other liabilities)	—	15	15

Total liabilities	—	71	71

12.	Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in $ millions)

Employee termination benefits	(4)	(25)	(11)	(25)
Plant/office closures	—	—	(7)	—
Ticona Kelsterbach plant relocation (see Note 16)	(3)	(3)	(5)	(3)
Deferred compensation triggered by Exit Event	—	(74)	—	(74)
Asset impairments	—	(3)	—	(3)
Other	—	—	—	(1)

Total Other (charges) gains, net	(7)	(105)	(23)	(106)

Employee termination benefits relate primarily to the Company’s continued strategy to simplify and optimize its business portfolio.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

In May 2007, the Original Shareholders sold their remaining equity interest in the Company (“Exit Event” as defined in the deferred compensation plan document) triggering a clause in the 2004 deferred compensation program that resulted in the vesting of certain awards. As a result, the Company expensed $74 million representing deferred compensation plan payments for the respective participants’ 2005 and 2006 contingent benefits.

Additions to the restructuring reserves are employee termination benefits recorded as Other (charges) gains, net. The changes in the restructuring reserves are as follows:

Six Months Ended
June 30, 2008
(in $ millions)

Restructuring reserves as of December 31, 2007	45
Additions	11
Cash payments	(20)
Exchange rate changes	1

Restructuring reserves as of June 30, 2008	37

Included in the restructuring reserves are $1 million and $5 million as of June 30, 2008 and December 31, 2007, respectively, of reserves recorded in long-term Other liabilities.

13.	Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2008 was 18% compared to 26% for the three months ended June 30, 2007. The Company’s effective income tax rate for the six months ended June 30, 2008 was 25% compared to 167% for the six months ended June 30, 2007. The effective income tax rate decreased for the six months ended June 30, 2008 primarily due to the limitation of tax benefit in the US on fees incurred in connection with the 2007 debt refinancing and the US income tax effect resulting from the maturity of cross currency swap arrangements in June 2008 (see Note 7). These decreases are partially offset by the U.S. income tax effect on increased foreign earnings and dividends. The overall effective income tax rate is less than the US statutory federal and state rates due to income being taxed at lower rates in various foreign jurisdictions.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN No. 48”) liabilities for unrecognized tax benefits and related interest and penalties are recorded as long-term Income taxes payable. For the six months ended June 30, 2008, the total unrecognized tax benefits recorded under FIN No. 48 increased by approximately $39 million primarily due to additional interest and increases in unrecognized tax benefits in foreign jurisdictions as well as currency translation adjustments. Of the $39 million increase, approximately $7 million relates to current year increases, $21 million relates to prior year increases and $11 million relates to currency translation.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

14.	Business Segments

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(in $ millions)

For the three months ended June 30, 2008
Net sales	300	292	386	1,067	(1)	1	(178)	1,868
Earnings (loss) from continuing operations before tax and minority interests	48	94	20	181		(96)	—	247
Depreciation and amortization	19	13	14	34		2	—	82
Capital expenditures(3)	14	10	18	17		1	—	60
For the three months ended June 30, 2007
Net sales	257	281	355	829	(1)	—	(166)	1,556
Earnings (loss) from continuing operations before tax and minority interests	48	82	(1)	110		(407)	—	(168)
Depreciation and amortization	17	13	16	26		1	—	73
Capital expenditures	9	6	23	28		1	—	67
For the six months ended June 30, 2008
Net sales	594	574	751	2,163	(2)	1	(369)	3,714
Earnings (loss) from continuing operations before tax and minority interests	87	144	37	387		(190)	—	465
Depreciation and amortization	39	27	28	66		5	—	165
Capital expenditures(3)	27	20	29	41		4	—	121
Total assets as of June 30, 2008	1,903	1,194	1,048	2,802		1,667	—	8,614
For the six months ended June 30, 2007
Net sales	519	550	701	1,668	(2)	1	(328)	3,111
Earnings (loss) from continuing operations before tax and minority interests	98	129	11	246		(481)	—	3
Depreciation and amortization	34	24	30	50		3	—	141
Capital expenditures	15	15	26	57		3	—	116
Total assets as of December 31, 2007	1,751	1,157	995	2,530		1,625	—	8,058

(1)	Includes $178 million and $166 million of inter-segment sales eliminated in consolidation for the three months ended June 30, 2008 and 2007, respectively.

(2)	Includes $369 million and $328 million of inter-segment sales eliminated in consolidation for the six months ended June 30, 2008 and 2007, respectively.

(3)	Includes increase of $5 million and decrease of $15 million in accrued capital expenditures for the three and six months ended June 30, 2008, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(in $ millions, except for share and per share data)

Earnings (loss) from continuing operations	203	203	(124)	(124)
Earnings (loss) from discontinued operations	(69)	(69)	7	7

Net earnings (loss)	134	134	(117)	(117)
Less: cumulative preferred stock dividends	(2)	—	(3)	—

Earnings (loss) available to common shareholders	132	134	(120)	(117)

Weighted-average shares — basic	150,905,770	150,905,770	156,932,929	156,932,929
Dilutive stock options	—	4,089,106	—	—
Dilutive restricted stock	—	768,053	—	—
Assumed conversion of preferred stock	—	12,051,874	—	—

Weighted-average shares — diluted	150,905,770	167,814,803	156,932,929	156,932,929

Per share:
Earnings (loss) from continuing operations	1.33	1.21	(0.81)	(0.81)
Earnings (loss) from discontinued operations	(0.46)	(0.41)	0.05	0.05

Net earnings (loss)	0.87	0.80	(0.76)	(0.76)

	Six Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(in $ millions, except for share and per share data)

Earnings (loss) from continuing operations	348	348	(2)	(2)
Earnings (loss) from discontinued operations	(69)	(69)	86	86

Net earnings (loss)	279	279	84	84
Less: cumulative preferred stock dividends	(5)	—	(5)	—

Earnings (loss) available to common shareholders	274	279	79	84

Weighted-average shares — basic	151,449,762	151,449,762	158,102,411	158,102,411
Dilutive stock options	—	3,434,591	—	—
Dilutive restricted stock	—	625,566	—	—
Assumed conversion of preferred stock	—	12,051,874	—	—

Weighted-average shares — diluted	151,449,762	167,561,793	158,102,411	158,102,411

Per share:
Earnings (loss) from continuing operations	2.26	2.08	(0.04)	(0.04)
Earnings (loss) from discontinued operations	(0.45)	(0.41)	0.54	0.54

Net earnings	1.81	1.67	0.50	0.50

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Stock options	109,973	5,166,015	119,556	4,141,373
Restricted stock units	—	451,028	—	225,514
Convertible preferred stock	—	12,043,299	—	12,043,299

Total	109,973	17,660,342	119,556	16,410,186

16.	Ticona Kelsterbach Plant Relocation

In 2007, the Company finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. In June 2008, the Company received €200 million ($311 million) from Fraport under this agreement. Amounts received from Fraport are accounted for as deferred proceeds and are included in long-term Other liabilities. In addition, the Company received €38 million ($59 million) in value-added tax from Fraport which will be remitted to the tax authorities in August 2008.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Six Months Ended		Total From
	June 30,		Inception Through
	2008	2007	June 30, 2008
	(in $ millions)

Proceeds received from Fraport	311	—	338
Costs expensed	5	3	11
Costs capitalized	62	4	102

17.	Environmental

General — The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters were $109 million and $115 million as of June 30, 2008 and December 31, 2007, respectively.

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

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party’s percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available. The Company had provisions totaling $12 million and $13 million, respectively, for June 30, 2008 and December 31, 2007 for US Superfund sites.

Additional information relating to environmental remediation activity is contained in the footnotes to the Company’s consolidated financial statements included in the 2007 Form 10-K.

18.	Subsequent Events

On July 3, 2008, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to approximately $3 million and a cash dividend of $0.04 per share on its Series A common stock amounting to approximately $6 million. Both cash dividends are for the period May 1, 2008 to July 31, 2008 and will be paid on August 1, 2008 to holders of record as of July 15, 2008.

On July 17, 2008, the Company sold its 55.46% interest in Derivados Macroquimicos S.A. de C.V. (“DEMACSA”) for proceeds of approximately $3 million. DEMACSA produces Cellulose Ethers at an industrial complex in Zacapu, Michoacan, Mexico. In June 2008, the Company recorded an impairment charge of $1 million. As a result, the proceeds from the sale approximated the carrying value of DEMACSA on the date of the sale. The Company concluded the sale of DEMACSA is not a discontinued operation due to certain forms of continuing involvement between the Company and DEMACSA subsequent to the sale.

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

We have experienced several recent highlights.

•	Successfully started up our newly constructed 20,000 ton GUR® ultra-high molecular weight polyethylene (“UHMW-PE”) facility, 100,000 ton acetic anhydride facility and 300,000 ton vinyl acetate monomer (“VAM”) facility, all located at our integrated chemical complex in Nanjing, China.

•	Signed an agreement to establish a 20,000 square-meter integrated technology and marketing facility in Shanghai. The facility, expected to be completed in early 2010, will combine the headquarters for our Asia businesses, customer application development and research and development center.

•	Our Nutrinova business and BRAIN AG, a leading European white biotech company, identified all-natural compounds for high intensity sweeteners and sweetness enhancers.

•	Introduced EcoVAE, a new vinyl acetate/ethylene emulsion technology designed to facilitate the manufacture of high quality, eco-friendly paints for North America.

•	Resolved certain legacy litigation matters by entering into a settlement agreement for $107 million related to sales by the polyester staple fibers business, which Hoechst AG sold to KoSa, Inc. in 1998.

•	Announced intent to divest ownership interest in legacy Infraserv investments located in Knapsack, Gendorf and Wiesbaden, Germany, where we no longer have manufacturing operations.

Results of Operations

Financial Highlights

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2008	Net Sales	2007	Net Sales	2008	Net Sales	2007	Net Sales
	(unaudited)
	(in $ millions, except for percentages)

Statement of Operations Data:
Net sales	1,868	100.0	1,556	100.0	3,714	100.0	3,111	100.0
Gross profit	396	21.2	337	21.7	814	21.9	696	22.4
Selling, general and administrative expenses	(138)	(7.4)	(122)	(7.8)	(274)	(7.4)	(238)	(7.7)
Other (charges) gains, net	(7)	(0.4)	(105)	(6.7)	(23)	(0.6)	(106)	(3.4)
Operating profit	207	11.1	71	4.6	441	11.9	277	8.9
Equity in net earnings of affiliates	17	0.9	23	1.5	27	0.7	41	1.3
Interest expense	(63)	(3.4)	(61)	(3.9)	(130)	(3.5)	(133)	(4.3)
Refinancing expense	—	—	(256)	(16.5)	—	—	(256)	(8.2)
Dividend income — cost investments	75	4.0	49	3.1	103	2.8	64	2.1
Earnings (loss) from continuing operations before tax and minority interests	247	13.2	(168)	(10.8)	465	12.5	3	0.1
Earnings (loss) from continuing operations	203	10.9	(124)	(8.0)	348	9.4	(2)	(0.1)
Earnings (loss) from discontinued operations	(69)	(3.7)	7	0.4	(69)	(1.9)	86	2.8
Net earnings (loss)	134	7.2	(117)	(7.5)	279	7.5	84	2.7
Other Data:
Depreciation and amortization	82	4.4	73	4.7	165	4.4	141	4.5

	As of	As of
	June 30,	December 31,
	2008	2007
	(unaudited)
	(in $ millions)

Balance Sheet Data:
Short-term borrowings and current installments of long-term debt — third party and affiliates	252	272
Add: Long-term debt	3,371	3,284

Total debt	3,623	3,556

Summary of Consolidated Results for the Three and Six Months Ended June 30, 2008 compared to the Three and Six Months Ended June 30, 2007

Net Sales

Net sales for the three and six months ended June 30, 2008 increased 20% to $1,868 million and 19% to $3,714 million, respectively, compared to the same periods in 2007. Higher prices and favorable foreign currency impacts (primarily related to the Euro across all segments) increased net sales 11% and 6%, respectively, during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and 11% and 7%, respectively, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Higher prices were primarily driven by a tight global supply of acetyl, polyvinyl alcohol (“PVOH”) and AT Plastics products coupled with our ability to pass on higher raw materials prices to our customers for both acetyl and emulsions products. Volumes increased due to strong demand in Asia for Advanced Engineered Materials’ products and from the startup of our acetic acid unit in Nanjing, China in mid-2007. These increases were partially offset by decreased volumes resulting from the transfer of flake production to our China ventures, weakened demand in the US construction markets and the slowing of the European economy.

Gross Profit

Gross profit as a percentage of net sales remained relatively flat for the three and six months ended June 30, 2008 compared to the same periods in 2007. Higher energy and raw material costs more than offset the increase in net sales, causing a modest decrease in gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16 million and $36 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Additional spending on business optimization and finance improvement initiatives increased selling, general and administrative expenses by $8 million and $18 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The remaining increase in selling, general and administrative expenses is driven primarily by foreign currency impacts.

Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
	(in $ millions)

Employee termination benefits	(4)	(25)	(11)	(25)
Plant/office closures	—	—	(7)	—
Ticona Kelsterbach plant relocation	(3)	(3)	(5)	(3)
Deferred compensation triggered by Exit Event	—	(74)	—	(74)
Asset Impairments	—	(3)	—	(3)
Other	—	—	—	(1)

Total Other (charges) gains, net	(7)	(105)	(23)	(106)

Employee termination benefits relate primarily to our continued strategy to simplify and optimize our business portfolio.

In May 2007, as a result of the triggering of an Exit Event, as defined in Note 12 of the accompanying unaudited interim consolidated financial statements, we expensed $74 million representing deferred compensation plan payments for the respective participants’ 2005 and 2006 contingent benefits.

Operating Profit

Operating profit increased $136 million and $164 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increases are principally driven by increases in gross profit and decreases in other (charges) gains, net during the three and six months ended June 30, 2008 compared to the same periods in 2007. The increases are partially offset by increases in selling, general and administrative expenses described above.

Interest Expense

Interest expense for the three months ended June 30, 2008 increased $2 million compared to the same period in 2007 due to an increase in interest expense related to China financing activities, partially offset by lower interest rates for our senior credit facilities. Interest expense for the six months ended June 30, 2008 decreased $3 million compared to the six months ended June 30, 2007 due to lower interest rates on our senior credit facilities compared to our senior discount notes and senior subordinated notes, which were fully repaid by May 2007, partially offset by an increase in interest expense related to China financing activities.

In April 2007, we refinanced our outstanding debt by entering into a new senior credit agreement. As a result of the refinancing, we expensed $207 million of premiums paid on early redemption of debt. In addition, we expensed $33 million of unamortized deferred financing costs and premiums related to the former $2,454 million senior credit facility, Senior Discount Notes and Senior Subordinated Notes and $16 million of debt issuance and other refinancing expenses. These amounts were recorded as a component of refinancing expense in the unaudited interim consolidated statement of operations for the three and six months ended June 30, 2007.

Equity in Net Earnings of Affiliates

Equity in net earnings of affiliates decreased $6 million and $14 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decreases primarily relate to reduced earnings from our Advanced Engineered Materials’ affiliates due to higher raw material and energy costs and a decline in volumes.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2008 was 18% compared to 26% for the three months ended June 30, 2007. Our effective income tax rate for the six months ended June 30, 2008 was 25% compared to 167% for the six months ended June 30, 2007. The effective income tax rate decreased for the six months ended June 30, 2008 primarily due to the limitation of tax benefit in the US on fees incurred in connection with the 2007 debt refinancing and the US income tax effect resulting from the maturity of cross currency swap arrangements in June 2008 (see Note 7 to the accompanying unaudited interim consolidated financial statements). These decreases are partially offset by the US income tax effect on increased foreign earnings and dividends. The overall effective income tax rate is less than the US statutory federal and state rates due to income being taxed at lower rates in various foreign jurisdictions.

Earnings (Loss) from Discontinued Operations

Earnings from discontinued operations for the three and six months ended June 30, 2008 primarily relate to a legal settlement agreement we entered into in June 2008. Under the settlement agreement, we agreed to pay $107 million to resolve certain legacy items. Because the legal proceeding related to sales by the polyester staple fibers business which Hoechst AG sold to KoSa, Inc. in 1998, the impact of the settlement is reflected within discontinued operations in the current period. See the “Polyester Staple Antitrust Litigation” in Note 10 of the accompanying unaudited interim consolidated financial statements.

Earnings from discontinued operations for the three and six months ended June 30, 2007 primarily relate to Acetyl Intermediates’ sale of its oxo products and derivatives businesses in February 2007, and the shut down of our Edmonton, Alberta, Canada methanol facility during the second quarter of 2007. As a result, revenues and expenses related to these businesses are reflected as a component of discontinued operations.

Expansion in China

The acetic acid facility located in our Nanjing, China complex has been running at full production rates since June 2007 and we commenced production of vinyl acetate emulsions at the complex during the fourth quarter of 2007. During the first quarter of 2008, we commissioned the startup of our Celstran® long fiber-reinforced thermoplastic unit in Nanjing. Our newly constructed 20,000 ton GUR® ultra-high molecular weight polyethylene (“UHMW-PE”) facility, 100,000 ton acetic anhydride facility and 300,000 ton VAM facility started up in the third quarter of 2008. Operations for the compounding plant at the complex are expected to begin by 2009.

The complex brings world-class scale to one site for the production of acetic acid, VAM, acetic anhydride, emulsions, Celstran® long fiber-reinforced thermoplastic, UHMW-PE (“GUR”), an ultra-high molecular weight polyethylene and compounding. We believe the Nanjing complex will further enhance our capabilities to better meet the growing needs of our customers in a number of industries across Asia.

Selected Data by Business Segment

	Three Months Ended June 30,			Six Months Ended June 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
	(unaudited)
	(in $ millions)

Net Sales
Advanced Engineered Materials	300	257	43	594	519	75
Consumer Specialties	292	281	11	574	550	24
Industrial Specialties	386	355	31	751	701	50
Acetyl Intermediates	1,067	829	238	2,163	1,668	495
Other Activities	1	—	1	1	1	—
Inter-segment Eliminations	(178)	(166)	(12)	(369)	(328)	(41)

Total Net Sales	1,868	1,556	312	3,714	3,111	603

Other (Charges) Gains, Net
Advanced Engineered Materials	(3)	(5)	2	(6)	(5)	(1)
Consumer Specialties	—	(7)	7	(1)	(8)	7
Industrial Specialties	(1)	(19)	18	(4)	(19)	15
Acetyl Intermediates	(2)	(11)	9	(9)	(11)	2
Other Activities	(1)	(63)	62	(3)	(63)	60

Total Other (Charges) Gains, Net	(7)	(105)	98	(23)	(106)	83

Operating Profit (Loss)
Advanced Engineered Materials	37	32	5	67	68	(1)
Consumer Specialties	46	48	(2)	96	96	—
Industrial Specialties	20	(1)	21	37	11	26
Acetyl Intermediates	148	91	57	325	223	102
Other Activities	(44)	(99)	55	(84)	(121)	37

Total Operating Profit (Loss)	207	71	136	441	277	164

Earnings (Loss) from Continuing Operations Before Tax and Minority Interests
Advanced Engineered Materials	48	48	—	87	98	(11)
Consumer Specialties	94	82	12	144	129	15
Industrial Specialties	20	(1)	21	37	11	26
Acetyl Intermediates	181	110	71	387	246	141
Other Activities	(96)	(407)	311	(190)	(481)	291

Total Earnings (Loss) from Continuing Operations Before Tax and Minority Interests	247	(168)	415	465	3	462

Depreciation & Amortization
Advanced Engineered Materials	19	17	2	39	34	5
Consumer Specialties	13	13	—	27	24	3
Industrial Specialties	14	16	(2)	28	30	(2)
Acetyl Intermediates	34	26	8	66	50	16
Other Activities	2	1	1	5	3	2

Total Depreciation & Amortization	82	73	9	165	141	24

Factors Affecting Segment Net Sales

The charts below set forth the percentage increase (decrease) in net sales from the 2007 period to the 2008 period attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other		Total
	(unaudited)
	(in percentages)

Factors Affecting Second Quarter 2008 Segment Net Sales Compared to Second Quarter 2007
Advanced Engineered Materials	8	—	9	—		17
Consumer Specialties	(4)	5	3	—		4
Industrial Specialties	(9)	13	8	(3	)(a)	9
Acetyl Intermediates	10	13	6	—		29
Total Company(c)	4	11	6	(1)		20
Factors Affecting the Six Months Ended June 30, 2008 Segment Net Sales Compared to Six Months Ended June 30, 2007
Advanced Engineered Materials	7	(1)	8	—		14
Consumer Specialties	(7)	4	3	4	(b)	4
Industrial Specialties	(10)	12	7	(2	)(a)	7
Acetyl Intermediates	9	15	6	—		30
Total Company(c)	2	11	7	(1)		19

(a)	Includes the loss of sales related to the AT Plastics’ Films business.

(b)	Includes net sales from the Acetate Products Limited (“APL”) acquisition.

(c)	Includes the effects of the captive insurance companies.

Summary by Business Segment for the Three and Six Months Ended June 30, 2008 compared to the Three and Six Months Ended June 30, 2007

Advanced Engineered Materials

				Six Months Ended
	Three Months Ended June 30,			June 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	300	257	43	594	519	75
Net sales variance:
Volume	8%			7%
Price	—			(1)%
Currency	9%			8%
Other	—			—
Other (charges) gains, net	(3)	(5)	2	(6)	(5)	(1)
Operating profit	37	32	5	67	68	(1)
Operating margin	12.3%	12.5%		11.3%	13.1%
Earnings (loss) from continuing operations before tax and minority interests	48	48	—	87	98	(11)
Depreciation and amortization	19	17	2	39	34	5

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

Advanced Engineered Materials’ net sales increased $43 million and $75 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Volume increases improved net sales by 8% and 7% for the three and six months ended June 30, 2008, respectively, as compared to 2007, primarily as a result of growth in Asia. Successful implementation of new automotive and GUR projects and high strength fiber accounts in China also continue to contribute to volume growth. Favorable foreign currency impacts increased net sales by 9% and 8% for the three and six months ended June 30, 2008, respectively, as compared to 2007. Overall, prices remained relatively flat as price increases in the GUR and PBT product lines were offset by price decreases in the POM product line, primarily due to product mix. Volume increases in the first six months of 2008 are expected to moderate for the remainder of the year as the US automotive industry continues to face challenges.

Operating profit increased $5 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Slight increases in gross profit, coupled with decreases in research and development costs and other charges (gains), net were partially offset by increases in selling, general and administrative expenses. Operating profit for the six months ended June 30, 2008 was relatively flat compared to the six months ended June 30, 2007 as higher gross profit was offset by increased selling, general and administrative expenses. Other (charges) gains, net decreased in 2008 primarily due to the absence of $2 million of deferred compensation plan expenses incurred in 2007. The remaining portion of other (charges) gains, net consists of charges related to the relocation of our Ticona plant in Kelsterbach. See “Ticona Kelsterbach Plant Relocation” below.

Earnings (loss) from continuing operations before tax and minority interests remained flat for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and decreased $11 million for the six months ended June 30, 2008 compared to the same period in 2007. During the three months ended June 30, 2008, the increase in operating profit (loss) was offset primarily by decreased earnings from equity affiliates. During the six months ended June 30, 2008, the decrease in operating profit (loss) was the result of decreased earnings from equity affiliates of $10 million. Earnings from equity affiliates declined in both periods primarily due to significantly higher raw material and energy costs.

Increases to depreciation and amortization for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 are primarily due to the impact of foreign currency.

Ticona Kelsterbach Plant Relocation

In 2007, we finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate our Kelsterbach, Germany, Ticona business resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, we will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. In June 2008, we received €200 million ($311 million) from Fraport under this agreement. Amounts received from Fraport are accounted for as deferred proceeds and are included in long-term other liabilities in the unaudited consolidated balance sheets as of June 30, 2008 and December 31, 2007. In addition, we received €38 million ($59 million) in value-added tax from Fraport which will be remitted to the tax authorities in August 2008.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Six Months Ended		Total From
	June 30,		Inception Through
	2008	2007	June 30, 2008
	(unaudited)
	(in $ millions)

Proceeds received from Fraport	311	—	338
Costs expensed	5	3	11
Costs capitalized	62	4	102

Consumer Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	292	281	11	574	550	24
Net sales variance:
Volume	(4)%			(7)%
Price	5%			4%
Currency	3%			3%
Other	—			4%
Other (charges) gains, net	—	(7)	7	(1)	(8)	7
Operating profit	46	48	(2)	96	96	—
Operating margin	15.8%	17.1%		16.7%	17.5%
Earnings (loss) from continuing operations before tax and minority interests	94	82	12	144	129	15
Depreciation and amortization	13	13	—	27	24	3

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

Consumer Specialties’ net sales increased 4% for both the three and six months ended June 30, 2008 compared to the same periods in 2007. Higher tow pricing on continued strong demand and favorable currency impacts drove the increase in net sales. During the six months ended June 30, 2008, a portion of the increase in net sales was due to an additional month of sales from the APL acquisition. The increase in both periods was partially offset by lower acetate flake volumes as a result of the shift in flake production to our China ventures and modest declines in Sunett® prices and volumes.

Operating profit decreased $2 million and remained relatively flat for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Operating margins decreased in both periods due to increased raw material costs in both the Acetate Products and Nutrinova businesses and higher freight and energy costs in the Acetate Products business. The decreases were partially offset by decreased other (charges) gains, net of $7 million in each period. Other (charges) gains, net for the three and six months ended June 30, 2007 included $3 million of deferred compensation plan expenses and $4 million of other restructuring charges.

Earnings (loss) from continuing operations before tax and minority interests increased $12 million and $15 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

The increases were driven principally by higher annual dividends received from our China ventures during the three months ended June 30, 2008 compared to the same period in 2007.

Industrial Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	386	355	31	751	701	50
Net sales variance:
Volume	(9)%			(10)%
Price	13%			12%
Currency	8%			7%
Other	(3)%			(2)%
Other (charges) gains, net	(1)	(19)	18	(4)	(19)	15
Operating profit	20	(1)	21	37	11	26
Operating margin	5.2%	(0.3)%		4.9%	1.6%
Earnings (loss) from continuing operations before tax and minority interests	20	(1)	21	37	11	26
Depreciation and amortization	14	16	(2)	28	30	(2)

Our Industrial Specialties segment includes our Emulsions, PVOH and AT Plastics businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate/ethylene emulsions and is a recognized authority on low VOC (volatile organic compounds), an environmentally-friendly technology. As a global leader, our PVOH business produces and sells a broad portfolio of performance PVOH chemicals engineered to meet specific customer requirements. Our emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. AT Plastics offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate copolymers. AT Plastics’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing and automotive carpeting.

Industrial Specialties’ net sales increased $31 million and $50 million during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increases were primarily driven by higher pricing across all businesses and favorable foreign currency impacts. Higher overall pricing was primarily due to market tightness for PVOH and increasing raw material costs which allowed for upward movement in pricing across all regions. The increase was partially offset by decreased volumes and the absence of net sales in the first six months of 2008 from the AT Plastics’ Films business, which was divested in the third quarter of 2007. Volumes decreased in the Emulsions and PVOH businesses due to the weakened demand in US construction markets. Additionally, slowing in certain European end-markets drove the Emulsions volume declines.

Operating profit increased $21 million and $26 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Operating margins increased during the three and six months ended June 30, 2008 compared to the same periods in 2007, due primarily to decreases in other (charges) gains, net. During 2007, we initiated a plan to simplify and optimize our Emulsions and PVOH businesses to become a leader in technology and innovation. Other charges (gains), net includes a charge of $4 million for employee termination benefits incurred under this plan during the six months ended June 30, 2008. Other charges (gains), net includes a charge of $16 million and $3 million for employee severance and impairment of long-lived assets, respectively, under this plan for the three and six months ended June 30, 2007. The increases in operating profit are due to lower expenses under this plan during the three and six months ended June 30, 2008 compared to the same periods in 2007.

Earnings (loss) from continuing operations before tax and minority interests increased $21 million and $26 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, principally driven by higher operating profit.

Acetyl Intermediates

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	1,067	829	238	2,163	1,668	495
Net sales variance:
Volume	10%			9%
Price	13%			15%
Currency	6%			6%
Other	—			—
Other (charges) gains, net	(2)	(11)	9	(9)	(11)	2
Operating profit	148	91	57	325	223	102
Operating margin	13.9%	11.0%		15.0%	13.4%
Earnings (loss) from continuing operations before tax and minority interests	181	110	71	387	246	141
Depreciation and amortization	34	26	8	66	50	16

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Acetyl Intermediates’ net sales increased $238 million and $495 million during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Volumes increased due to the start-up of our acetic acid unit at our Nanjing, China facility in mid-2007 coupled with the absence of the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility during 2007. Pricing increases were driven by the tight global supply of acetyl products, higher methanol and ethylene costs and favorable currency impacts during the three and six months ended June 30, 2008 compared to the same periods in 2007.

Operating profit increased $57 million and $102 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Operating margins increased slightly as increases in raw material, freight and energy costs were more than offset by increases in net sales. During the three and six months ended June 30, 2008, increases in gross profit and decreases in other charges (gains), net more than offset increases in selling, general and administrative expenses and research and development costs. Other (charges) gains, net incurred during the six months ended June 30, 2008 were primarily related to the planned shutdown of our Pampa, Texas facility. Other (charges) gains, net incurred during the six months ended June 30, 2007 principally consist of $10 million of deferred compensation plan expenses. Increases in selling, general and administrative expenses are consistent with the increase in net sales. Research and development costs increased primarily due to a ramp up of research and development projects in China, including research and development activities associated with the sole and exclusive license to patents and patent applications related to acetic acid. Depreciation and amortization expense for the three and six months ended June 30, 2008 compared to the same periods in 2007 increased primarily as a result of the startup of our acetic acid plant in Nanjing, China in 2007 and as a result of accelerated depreciation associated with the planned shutdown of our Pampa, Texas facility.

Earnings (loss) from continuing operations before tax and minority interests increased $71 million and $141 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 due to higher operating profit and dividend income from our cost investment. Dividend income from our cost investment, Ibn Sina, increased $14 million and $26 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 as a result of higher earnings from expanding margins for methanol and methyl tertiary-butyl ether.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and the captive insurance companies.

Net sales increased $1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was driven by the increase in third-party revenues from our captive insurance companies. Net sales remained flat for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We do not expect third-party revenues from our captive insurance companies to increase significantly in the near future.

The operating loss for Other Activities decreased $55 million and $37 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in operating loss was due to decreases in other (charges) gains, net offset by higher selling, general and administrative expenses. Other (charges) gains, net decreased principally due to the absence of $59 million in deferred compensation plan costs that were expensed during the three months ended June 30, 2007. Selling, general and administrative expenses increased due to additional spending on business optimization and finance improvement initiatives of $8 million and $18 million for the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in 2007.

The loss from continuing operations before tax and minority interests decreased $311 million and $291 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily due to refinancing costs incurred in 2007 and the decrease in operating loss discussed above. During the three months ended June 30, 2007, we incurred $256 million of refinancing expenses associated with the April 2, 2007 debt refinancing.

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

Cash Flows

Cash and cash equivalents as of June 30, 2008 were $983 million, which was an increase of $158 million from December 31, 2007.

Net Cash Provided by Operating Activities

Cash flow from operations increased $267 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. An increase in operating profit of $164 million and lower cash taxes paid of $100 million during the six months ended June 30, 2008 as compared to the same period in 2007 contributed to the increase. Also contributing to the increase was the absence in 2008 of cash spent on our long-term incentive plan, $59 million for value-added tax received from Fraport which will be remitted to the tax authorities in August 2008 and adjustments to cash for discontinued operations. Adjustments to cash for discontinued operations of $101 million during the six months ended June 30, 2007 primarily related to working capital changes of the oxo products and derivatives businesses we sold and the shutdown of our Edmonton, Alberta, Canada methanol facility during 2007.

Negative changes to trade working capital and costs incurred in a legal settlement of $107 million (see the “Polyester Staple Antitrust Litigation” in Note 10 of the accompanying unaudited interim consolidated financial statements) partially offset the increases.

Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities decreased from a cash inflow of $295 million for the six months ended June 30, 2007 to a cash outflow of $33 million for the same period in 2008. Cash outflows during the six months ended June 30, 2008 included capital expenditures of $136 million, cash spent on the Ticona Kelsterbach plant relocation of $62 million and $93 million spent in settlement of our cross currency swaps (see “Cross Currency Swaps” below). Cash received from Fraport in connection with the Ticona Kelsterbach plant relocation partially offset cash outflows during 2008. Cash inflows during the six months ended June 30, 2007 primarily consisted of cash received from the sale of our oxo products and derivatives businesses, partially offset by cash outflows spent on the APL acquisition and capital expenditures.

Our cash outflow for capital expenditures were $136 million and $116 million for the six months ended June 30, 2008 and 2007, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures also included cash spent on the expansion of our integrated chemical complex in Nanjing, China. Capital expenditures are expected to be approximately $300 million for 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased from a cash outflow of $706 million for the six months ended June 30, 2007 to a cash outflow of $183 million for the same period in 2008. The decrease primarily related to cash outflows attributable to the debt refinancing in 2007 as discussed in Note 6 to the accompanying unaudited interim consolidated financial statements. As a result of the refinancing, we incurred a net cash outflow of $211 million related to repayments of our debt during the six months ended June 30, 2007. In addition, our cash outlay for various refinancing expenses was approximately $240 million during the six months ended June 30, 2007. Further contributing to the decrease was $132 million less cash spent on repurchases of our Series A common stock during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

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

Celanese has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, we generally will depend on the cash flow of our subsidiaries to meet our obligations.

Debt and Capital

Holders of our preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available, cash dividends at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. As of June 30, 2008, the dividend is expected to result in an annual payment of approximately $10 million. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.26 shares of our Series A common stock, subject to adjustments, per $25.00 liquidation preference of the preferred stock. During the three months ended June 30, 2008 and 2007, we paid $2 million and $3 million, respectively, of cash dividends on our preferred stock. On July 3, 2008, we declared a $3 million cash dividend on our preferred stock, which will be paid on August 1, 2008.

In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our Board of Directors in its sole discretion determines otherwise. During the three months ended June 30, 2008 and 2007, we paid $6 million of cash dividends in each period on our Series A common stock and on July 3, 2008, we declared a $6 million cash dividend which will be paid on August 1, 2008. Based upon the number of outstanding shares as of June 30, 2008, the annual cash dividend payment is approximately $24 million.

Our senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of June 30, 2008, the applicable margin was 1.5% and continues to be subject to potential adjustments as defined in the senior credit agreement. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans will be due on April 2, 2014.

As of June 30, 2008, we had total debt of $3,623 million compared to $3,556 million as of December 31, 2007. We were in compliance with all of the covenants related to our debt agreements as of June 30, 2008.

As of June 30, 2008, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $650 million remained available for borrowing. As of June 30, 2008, there were $130 million of letters of credit issued under the credit-linked revolving facility and $98 million remained available for borrowing.

In March 2008, Crystal US Holdings 3 LLC, a subsidiary of Celanese Corporation, was upgraded by Moody’s Investors Service with a positive outlook and a corporate credit rating of Ba2 from Ba3.

Contractual Debt and Cash Obligations.  There have been no material revisions to our contractual obligations as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 as filed with the SEC on February 29, 2008.

Purchases of Treasury Stock

On February 8, 2008, our Board of Directors authorized the repurchase of up to $400 million of our Series A common stock. The authorization gives management discretion in determining the conditions under which shares may be repurchased. During the six months ended June 30, 2008, we repurchased 2,948,900 shares of our Series A common stock at an average purchase price of $42.71 per share for a total of approximately $126 million pursuant to this authorization.

Treasury stock purchases reduce the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ equity.

Cross Currency Swaps

To protect the foreign currency exposure of a net investment in a foreign operation, we entered into cross currency swaps with certain financial institutions in 2004. Under the terms of the cross currency swap arrangements, we paid approximately €13 million in interest and received approximately $16 million in interest on June 15 and December 15 of each year. Upon maturity of the cross currency swap arrangements in June 2008, we owed €276 million ($426 million) and were owed $333 million. In settlement of the obligation, we paid $93 million (net of interest of $3 million) in June 2008.

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the Celanese AG (“CAG”) extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004 and cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. Our subsidiaries, Celanese International Holdings Luxembourg S.a.r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, we may not have sufficient funds for payments on our indebtedness when due. We have not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect.

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

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our statement of operations, financial position or cash flows for the six months ended June 30, 2008.

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

Our financial assets and liabilities are measured at fair value on a recurring basis and include securities available for sale and derivative financial instruments. Securities available for sale include US government and corporate bonds, mortgage-backed securities and equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.

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

Recent Accounting Pronouncements

See Notes 2 and 11 of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of recent accounting pronouncements.

Factors That May Affect Future Results and Financial Condition

Because of the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of fuel oil, methanol, natural gas, coal, electricity and petrochemicals such as ethylene and butane;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of intellectual property and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions under existing or future environmental regulations;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates; and

•	various other factors, both referenced and not referenced in this document.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Additional information concerning these and other factors can be found in our Annual Report on Form 10-K filed with the SEC on February 29, 2008, including in Item 1A — “Risk Factors,” and as may be updated in Part II, Item 1A — “Risk Factors,” of this interim report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of their dates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 as filed with the SEC on February 29, 2008. However, market risk associated with the foreign currency exposure of a net investment in a foreign operation has changed due to the settlement of the cross currency swap arrangements. To protect the foreign currency exposure of a net investment in a foreign operation, we entered into cross currency swaps with certain financial institutions in 2004. Under the terms of the cross currency swap arrangements, we paid approximately €13 million in interest and received approximately $16 million in interest on June 15 and December 15 of each year. The fair value of the net obligation under the cross currency swaps was included in current other liabilities at December 31, 2007. Upon maturity of the cross currency swap arrangements in June 2008, we owed €276 million ($426 million) and were owed $333 million. In settlement of the obligation, we paid $93 million (net of interest of $3 million) in June 2008.

This net investment along with a portion of other assets, liabilities, revenues and expenses are denominated in currencies other than the US dollar, principally the Euro. Fluctuations in the value of these currencies against the US dollar, particularly the value of the Euro, can have a direct and material impact on our business and financial results.

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

Changes in Internal Control Over Financial Reporting

We are currently transitioning finance and accounting functions from multiple locations in various countries to a Financial Shared Service Center in Budapest, Hungary. This transformation has involved significant changes in personnel and certain changes to internal processes and control procedures; however, the basic internal controls over financial reporting have not materially changed. As of the end of the period covered by this report, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we believe, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. See also Note 10 to the unaudited interim consolidated financial statements for a discussion of legal proceedings.

There have been no significant developments in the “Legal Proceedings” described in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 as filed with the SEC on February 29, 2008 other than those disclosed in Note 10 to the unaudited interim consolidated financial statements under the headings “Polyester Staple Antitrust Litigation” and “Sorbates Antitrust Actions” and in the Form 8-K filed by the Company on June 13, 2008.

Item 1A.	Risk Factors

There have been no material revisions to the “Risk factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 (“2007 Form 10-K”) with the SEC on February 29, 2008 other than the revised risk factor below, which replaces the risk factor appearing in our 2007 Form 10-K entitled “Changes in environmental, health, and safety regulatory requirements could lead to a decrease in demand for our products.”

Changes in environmental, health and safety regulations in the jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products.

New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products.

Canada recently included vinyl acetate monomer (“VAM”) as one of approximately 200 chemicals being assessed as part of the Canadian Government’s Chemicals Management Plan under the Canadian Environmental Protection Act (“CEPA”). On May 16, 2008, Health Canada published a draft screening risk assessment and draft risk management scope document for VAM that concluded, using a ‘precautionary approach’, that VAM be listed as a “toxic substance” under CEPA. If this classification is finalized, Health Canada will proceed to develop a risk management plan that could impose conditions and restrictions on the use of VAM in Canada, including the prohibition of VAM in some end uses and the limitation of residual VAM in others. The Company and other manufacturers and users of VAM have provided Health Canada with information on toxicological properties of VAM and the residual levels of VAM in products manufactured or distributed in Canada. Notwithstanding, it is unclear at this point which VAM classification Health Canada will adopt. If Canada adopts its current proposal, this may encourage other jurisdictions to adopt similar standards which could have an adverse impact on our business and results of operations.

The Registration, Evaluation, Authorization and Restriction of Chemicals (“REACh”), which established a system to register and evaluate chemicals manufactured in, or imported to, the European Union, became effective on June 1, 2007. VAM is one of the chemicals that the European Chemicals Agency (“ECHA”) will regulate under REACh. ECHA will likely rely on the work of the EU-Working group on classification and labeling of dangerous substances. After extensive study, the EU-Working Group agreed that VAM should be classified in the EU as showing limited evidence of a carcinogenic effect. In addition, a risk assessment was performed on VAM by the European Chemicals Bureau of the European Commission. Risk reduction strategies for human health and the environment were finalized without the imposition of any restrictions or burdens atypical to an industrial chemical. We can provide no assurance that the EU classifications on VAM will not be revised in the future, or that other chemicals we produce will not be classified in a manner that would adversely affect demand for such products. Such negative classifications could have an adverse affect on our business and results of operations.

We are a producer of formaldehyde and plastics derived from formaldehyde. Several studies have investigated possible links between formaldehyde exposure and various end points including leukemia. The International Agency for Research on Cancer (“IARC”), a private research agency, has reclassified formaldehyde from Group 2A (probable human carcinogen) to Group 1 (known human carcinogen) based on studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans. We expect the results of IARC’s review will be examined and considered by government agencies with responsibility for setting worker and environmental exposure standards and labeling requirements. If such agencies give strong consideration to IARC’s findings in setting such standards and requirements, it could have an adverse effect on our business.

Other pending initiatives will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children’s Chemical Evaluation Program and High Production Volume Chemical Initiative in the United States, as well as various European Commission programs, such as REACh and the European Environment and Health Strategy (“SCALE”).

The above-mentioned assessments in the United States, Canada and Europe may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand would likely have an adverse impact on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended June 30, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	Remaining that may be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

April 28-30, 2008	53,300	$44.90	53,300	$337,600,000
May 1-27, 2008	581,800	$47.27	581,800	$310,100,000
June 17-25, 2008	732,100	$49.28	732,100	$274,100,000

Total	1,367,200		1,367,200

(1)	Purchased pursuant to the $400 million share repurchase program publicly announced on February 11, 2008. This repurchase program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 24, 2008. During this meeting, our shareholders were asked to consider and vote upon two proposals: 1) to elect three Class I Directors to our Board of Directors to serve for a term which expires at the annual meeting of shareholders in 2011 or until their successors are duly elected and qualified, and 2) to ratify the appointment of our independent registered public accounting firm. James E. Barlett, David F. Hoffmeister and Paul H. O’Neill continue to serve as Class II Directors whose terms expire at the annual meeting of shareholders in 2009 and Mark C. Rohr, Farah M. Walters and David N. Weidman continue to serve as Class III Directors whose terms expire at the annual meeting of shareholders in 2010, or until their successors are duly elected and qualified.

On the record date of March 3, 2008, there were 154,766,024 shares of Series A common stock issued and outstanding and entitled to be voted at the annual meeting, if represented. For each proposal, the results of the shareholder voting were as follows:

	Votes For	Votes Withheld	Abstain

1. Election of the director nominees to serve in Class I, for a term which expires at the Annual Meeting of Shareholders in 2011, or until their successors are duly elected and qualified, as follows:
Martin G. McGuinn	135,046,210	163,187	380,328
Daniel S. Sanders	134,791,933	415,705	382,087
John K. Wulff	134,184,466	1,015,801	389,458

	Votes For	Votes Against	Abstain

2. Ratification of appointment of KPMG LLP as our independent registered public accounting firm	134,648,880	869,172	71,673

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
3.2	Second Amended and Restated By-laws, effective as of February 8, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 14, 2008).
3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
10.1	Change in Control Agreement, dated May 1, 2008, between the Company and Christopher W. Jensen (filed herewith).
10.2	Offer Letter Agreement, dated May 21, 2008 between the Company and Michael L. Summers (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: July 23, 2008

By:	/s/ Steven M. Sterin
Name:     Steven M. Sterin

Title:	Senior Vice President and Chief Financial Officer

Date: July 23, 2008