Form 10-Q
period 2008-09-30
Celanese CORP
filed 2008-10-22
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of October 17, 2008 was 143,406,433.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended September 30, 2008

		Page

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	a) Unaudited Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	3
	b) Unaudited Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	4
	c) Unaudited Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2008	5
	d) Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6
	e) Notes to the Unaudited Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	46

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
Signatures		49
EX-10.1: CHANGE IN CONTROL AGREEMENT
EX-10.2: AGREEMENT AND GENERAL RELEASE
EX-10.3: SIGN-ON RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-10.4: AGREEMENT AND GENERAL RELEASE
EX-10.5: NONQUALIFIED STOCK OPTION AWARD AGREEMENT
EX-10.6: TIME-VESTING RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in $ millions, except for per share data)

Net sales	1,823	1,573	5,537	4,684
Cost of sales	(1,490)	(1,236)	(4,390)	(3,651)

Gross profit	333	337	1,147	1,033
Selling, general and administrative expenses	(142)	(133)	(416)	(371)
Amortization of intangible assets (primarily customer relationships)	(19)	(18)	(58)	(53)
Research and development expenses	(18)	(18)	(59)	(54)
Other (charges) gains, net	(1)	(12)	(24)	(118)
Foreign exchange gain (loss), net	(1)	—	3	—
Gain (loss) on disposition of businesses and assets, net	(1)	(9)	(1)	(13)

Operating profit	151	147	592	424
Equity in net earnings of affiliates	19	24	46	65
Interest expense	(65)	(63)	(195)	(196)
Refinancing expense	—	—	—	(256)
Interest income	8	9	27	34
Dividend income — cost investments	35	29	138	93
Other income (expense), net	4	(15)	9	(30)

Earnings (loss) from continuing operations before tax and minority interests	152	131	617	134
Income tax (provision) benefit	12	(1)	(106)	(6)
Minority interests	—	—	1	—

Earnings (loss) from continuing operations	164	130	512	128
Earnings (loss) from operation of discontinued operations	(8)	—	(120)	38
Gain (loss) on disposal of discontinued operations	—	—	—	47
Income tax (provision) benefit	2	(2)	45	(1)

Earnings (loss) from discontinued operations	(6)	(2)	(75)	84

Net earnings (loss)	158	128	437	212
Cumulative preferred stock dividends	(3)	(2)	(8)	(7)

Net earnings (loss) available to common shareholders	155	126	429	205

Earnings (loss) per common share — basic:
Continuing operations	1.09	0.85	3.36	0.78
Discontinued operations	(0.04)	(0.01)	(0.50)	0.54

Net earnings (loss) — basic	1.05	0.84	2.86	1.32

Earnings (loss) per common share — diluted:
Continuing operations	1.01	0.77	3.08	0.74
Discontinued operations	(0.04)	(0.01)	(0.45)	0.49

Net earnings (loss) — diluted	0.97	0.76	2.63	1.23

Weighted average shares — basic:	147,063,241	150,154,309	149,976,915	155,423,930
Weighted average shares — diluted:	162,911,689	167,410,047	166,008,010	172,115,966

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2008	2007
	(in $ millions,
	except share amounts)

ASSETS
Current assets
Cash and cash equivalents	584	825
Receivables:
Trade — third party and affiliates (net of allowance for doubtful accounts — 2008 and 2007: $18)	1,013	1,009
Other	346	437
Inventories	743	636
Deferred income taxes	68	70
Marketable securities, at fair value	17	46
Other assets	49	40

Total current assets	2,820	3,063

Investments	779	814
Property, plant and equipment (net of accumulated depreciation — 2008: $1,028; 2007: $838)	2,527	2,362
Deferred income taxes	69	10
Marketable securities, at fair value	202	209
Other assets	370	309
Goodwill	816	866
Intangible assets, net	389	425

Total assets	7,972	8,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	302	272
Trade payables — third party and affiliates	754	818
Other liabilities	561	888
Deferred income taxes	29	30
Income taxes payable	52	23

Total current liabilities	1,698	2,031

Long-term debt	3,318	3,284
Deferred income taxes	243	265
Uncertain tax positions	238	220
Benefit obligations	651	696
Other liabilities	793	495
Minority interests	2	5
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2008 and 2007: 9,600,000 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2008: 164,008,119 issued and 143,406,433 outstanding; 2007: 162,941,287 issued and 152,102,801 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2008 and 2007: 0 shares issued and outstanding)	—	—
Treasury stock, at cost — (2008: 20,601,686 shares; 2007: 10,838,486 shares)	(781)	(403)
Additional paid-in capital	492	469
Retained earnings	1,210	799
Accumulated other comprehensive income (loss), net	108	197

Total shareholders’ equity	1,029	1,062

Total liabilities and shareholders’ equity	7,972	8,058

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended
	September 30, 2008
	Shares Outstanding	Amount
	(in $ millions, except share data)

Preferred stock
Balance as of the beginning of the period	9,600,000	—
Issuance of preferred stock	—	—

Balance as of the end of the period	9,600,000	—

Series A common stock
Balance as of the beginning of the period	152,102,801	—
Stock option exercises	1,056,368	—
Purchases of treasury stock	(9,763,200)
Issuance of stock awards	10,464	—

Balance as of the end of the period	143,406,433	—

Treasury stock
Balance as of the beginning of the period	10,838,486	(403)
Purchases of treasury stock, including related fees	9,763,200	(378)

Balance as of the end of the period	20,601,686	(781)

Additional paid-in capital
Balance as of the beginning of the period		469
Indemnification of demerger liability		2
Stock-based compensation		11
Stock option exercises, net of tax		10

Balance as of the end of the period		492

Retained earnings
Balance as of the beginning of the period		799
Net earnings (loss)		437
Series A common stock dividends		(18)
Preferred stock dividends		(8)

Balance as of the end of the period		1,210

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		197
Unrealized gain (loss) on securities		(19)
Foreign currency translation		(67)
Unrealized gain (loss) on interest rate swaps		(1)
Pension and postretirement benefits		(2)

Balance as of the end of the period		108

Total shareholders’ equity		1,029

Comprehensive income (loss)
Net earnings (loss)		437
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities		(19)
Foreign currency translation		(67)
Unrealized gain (loss) on interest rate swaps		(1)
Pension and postretirement benefits		(2)

Total comprehensive income (loss), net of tax		348

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(in $ millions)

Operating activities
Net earnings (loss)	437	212
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Other (charges) gains, net of amounts used	19	17
Depreciation, amortization and accretion	272	238
Deferred income taxes, net	(5)	(59)
(Gain) loss on disposition of businesses and assets, net	2	(31)
Refinancing expense	—	256
Other, net	25	(2)
Operating cash provided by (used in) discontinued operations	10	(92)
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(14)	(34)
Inventories	(120)	25
Other assets	58	90
Trade payables — third party and affiliates	(43)	(98)
Other liabilities	(296)	(243)

Net cash provided by operating activities	345	279

Investing activities
Capital expenditures on property, plant and equipment	(212)	(217)
Acquisitions and related fees, net of cash acquired	(1)	(269)
Proceeds from sale of businesses and assets, net	7	682
Deferred proceeds on Ticona Kelsterbach plant relocation	311	—
Capital expenditures related to Ticona Kelsterbach plant relocation	(122)	(13)
Proceeds from sale of marketable securities	147	39
Purchases of marketable securities	(128)	(39)
Changes in restricted cash	—	46
Settlement of cross currency swap agreement	(93)	—
Other, net	(78)	(33)

Net cash provided by (used in) investing activities	(169)	196

Financing activities
Short-term borrowings (repayments), net	8	18
Proceeds from long-term debt	13	2,885
Repayments of long-term debt	(31)	(3,045)
Refinancing costs	—	(240)
Purchases of treasury stock, including related fees	(378)	(403)
Stock option exercises	18	51
Dividend payments on Series A common stock and preferred stock	(26)	(26)
Other, net	(6)	—

Net cash used in financing activities	(402)	(760)
Exchange rate effects on cash and cash equivalents	(15)	25

Net increase (decrease) in cash and cash equivalents	(241)	(260)
Cash and cash equivalents at beginning of period	825	791

Cash and cash equivalents at end of period	584	531

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

The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51 (“SFAS No. 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. SFAS No. 160 is effective for the Company on January 1, 2009. This standard will not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss: (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. This standard will have no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP FAS No. 142-3 is effective for the Company on January 1, 2009. This standard will have no material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective November 15, 2008. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard will have no impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP No. 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position, results of operations or cash flows.

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

Ventures

In March 2007, the Company entered into a strategic partnership with Accsys Technologies PLC (“Accsys”), and its subsidiary, Titan Wood Ltd., to become the exclusive supplier of acetyl products to Titan Wood’s technology licensees for use in wood acetylation. In conjunction with this partnership, in May 2007, the Company acquired 8,115,883 shares of Accsys’ common stock representing approximately 5.45% of the total voting shares of Accsys for €22 million ($30 million). The investment was treated as an available-for-sale security and was included as a component of current Marketable securities, at fair value, in the Company’s consolidated balance sheet. In November 2007, the Company and Accsys announced an agreement to amend their business arrangements such that each company will have a nonexclusive “at-will” trading and supply relationship to give both companies greater flexibility. As part of this amendment, the Company subsequently sold all of its shares of Accsys stock for approximately €20 million ($30 million), which resulted in a cumulative loss of $3 million.

Divestitures/Discontinued Operations

In connection with the Company’s strategy to optimize its portfolio and divest non-core operations, the Company announced on December 13, 2006 its agreement to sell its Acetyl Intermediates segment’s oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between CAG and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million ($636 million) subject to final agreement adjustments and the successful exercise of the Company’s option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and the Company acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. The Company completed the sale of its oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The sale included the oxo and derivatives businesses at the Oberhausen, Germany, and Bay City, Texas facilities as well as portions of the Company’s Bishop, Texas facility. Also included were EOXO’s facilities within the Oberhausen and Marl, Germany plants. The former oxo and derivatives businesses acquired by Advent International were renamed Oxea. Taking into account agreed deductions by the buyer for pension and other employee benefits and various costs for separation activities, the Company received proceeds of approximately €443 million ($585 million) at closing. The transaction resulted in the recognition of a $47 million pre-tax gain, which includes certain working capital and other adjustments, in 2007. Due to certain lease-back arrangements between the Company and the buyer and related environmental obligations of the Company, approximately $51 million of the transaction proceeds attributable to the fair value of the underlying land at Oberhausen (€36 million) and Bay City ($1 million) is included in deferred proceeds in noncurrent Other liabilities, and divested land with a book value of $14 million (€10 million at Oberhausen and $1 million at Bay City) remains in property, plant and equipment, net, in the consolidated balance sheets.

The Company concluded, based on the nature and limited projected magnitude of the continuing business relationship between the Company and Oxea, that the divestiture of the oxo products and derivatives businesses should be accounted for as discontinued operations. Third party sales of $5 million for the nine months ended September 30, 2007 would have been eliminated upon consolidation were the divestiture not accounted for as discontinued operations.

In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $6 million in connection with the sale of the oxo products and derivatives businesses.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2007, the Company discontinued its Edmonton, Alberta, Canada methanol operations, which were included in the Acetyl Intermediates segment. As a result, the earnings (loss) related to the Edmonton methanol operations are accounted for as discontinued operations.

Net sales and gross profit (loss) for discontinued operations for the three months ended September 30, 2007 were $0 million and $(1) million, respectively. Net sales and gross profit for discontinued operations for the nine months ended September 30, 2007 were $197 million and $46 million, respectively.

Asset Sales

In July 2007, the Company reached an agreement with Babcock & Brown, a worldwide investment firm which specializes in real estate and utilities development, to sell the Company’s Pampa, Texas, facility. The Company will maintain its chemical operations at the site until at least 2009. Proceeds received upon certain milestone events will be treated as deferred proceeds and included in noncurrent Other liabilities in the Company’s consolidated balance sheets until the transaction is complete (expected to be in 2010), as defined in the sales agreement. These operations are included in the Company’s Acetyls Intermediates segment. In September 2008, the Company determined that two of the milestone events, which are outside of the Company’s control, are unlikely to be achieved. The Company performed a discounted cash flow analysis which resulted in a $21 million long-lived asset impairment charge to Other (charges) gains, net, in the consolidated statements of operations during the three months ended September 30, 2008 (see Note 12).

In August 2007, the Company sold its Films business of AT Plastics, located in Edmonton and Westlock, Alberta, Canada, to British Polythene Industries PLC (“BPI”) for $12 million. The Films business manufactures products for the agricultural, horticultural and construction industries. The Company recorded a loss on the sale of $7 million during the three and nine months ended September 30, 2007. The Company maintained ownership of the Polymers business of AT Plastics, which concentrates on the development and supply of specialty resins and compounds. AT Plastics is included in the Company’s Industrial Specialties segment. The Company concluded that the sale of the Films business of AT Plastics is not a discontinued operation due to the level of continuing cash flows between the Films business and AT Plastics’ Polymers business subsequent to the sale. Under the terms of the purchase agreement, the Company entered into a two year sales agreement to continue selling product to BPI through August 2009.

In May 2008, shareholders of the Company’s Koper, Slovenia legal entity voted to approve the April 2008 decision by the Company to permanently shut down this emulsions production site. The decision to shut down the site resulted in employee severance of less than $1 million which is included in Other (charges) gains, net, in the consolidated statements of operations during the nine months ended September 30, 2008. Currently, the facility is idle and the existing fixed assets, including machinery and equipment, buildings and land are being marketed for sale. The net book value of the assets held for sale is approximately $1 million. The Koper, Slovenia legal entity is included in the Company’s Industrial Specialties segment.

In July 2008, the Company sold its 55.46% interest in Derivados Macroquimicos S.A. de C.V. (“DEMACSA”) for proceeds of $3 million. DEMACSA produces cellulose ethers at an industrial complex in Zacapu, Michoacan, Mexico and is included in the Company’s Acetyl Intermediates segment. In June 2008, the Company recorded an impairment charge of $1 million. As a result, the proceeds from the sale approximated the carrying value of DEMACSA on the date of the sale. The Company concluded the sale of DEMACSA is not a discontinued operation due to certain forms of continuing involvement between the Company and DEMACSA subsequent to the sale.

Cost Method Investments

In February 2007, the Company wrote-off its remaining €1 million ($1 million) cost investment in European Pipeline Development Company B.V. (“EPDC”) which was included in the Company’s Acetyl Intermediates

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

segment and expensed €7 million ($9 million) associated with contingent liabilities that became payable due to the Company’s decision to exit the pipeline development project. In June 2008, the outstanding contingent liabilities were resolved and the Company recognized a gain of €2 million ($2 million), included in Other income (expense), net, in the consolidated statements of operations to remove the remaining accrual. The investment in EPDC related to the construction of a pipeline system, solely dedicated to the transportation of propylene, which was to connect Rotterdam via Antwerp, Netherlands, with the Company’s Oberhausen and Marl production facilities in Germany. However, on February 15, 2007, EPDC shareholders voted to cease the pipeline project as originally envisaged and go into liquidation. The Company was a 12.5% shareholder of EPDC.

4.	Inventories

	As of	As of
	September 30,	December 31,
	2008	2007
	(in $ millions)

Finished goods	580	500
Work-in-process	31	29
Raw materials and supplies	132	107

Total inventories	743	636

5.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(in $ millions)

As of December 31, 2007	277	264	47	278	866
Adjustments to pre-acquisition tax uncertainties	(6)	(3)	(5)	(19)	(33)
Exchange rate changes	(5)	(7)	—	(5)	(17)

As of September 30, 2008	266	254	42	254	816

In connection with the Company’s annual goodwill impairment test, the Company did not record an impairment charge to goodwill during the nine months ended September 30, 2008.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Intangible Assets, Net

		Trademarks and	Customer	Developed
	Licenses	Tradenames	Relationships	Technology	Other	Total
	(in $ millions)

Gross Asset Value
As of December 31, 2007	—	85	562	12	12	671
Additions(1)	28	—	—	—	—	28
Exchange rate changes	1	(2)	(13)	—	—	(14)

As of September 30, 2008	29	83	549	12	12	685

Accumulated Amortization
As of December 31, 2007	—	—	(228)	(9)	(9)	(246)
Amortization	(2)	—	(54)	(1)	(1)	(58)
Exchange rate changes	—	—	8	—	—	8

As of September 30, 2008	(2)	—	(274)	(10)	(10)	(296)

Net book value as of September 30, 2008	27	83	275	2	2	389

(1)	Acquisition of a sole and exclusive license to patents and patent applications related to acetic acid.

Aggregate amortization expense for intangible assets with finite lives during the three months ended September 30, 2008 and 2007 was $19 million and $18 million, respectively. Aggregate amortization expense for intangible assets with finite lives during the nine months ended September 30, 2008 and 2007 was $58 million and $53 million, respectively.

Estimated amortization expense for the succeeding five fiscal years is $63 million in 2009, $55 million in 2010, $51 million in 2011, $39 million in 2012 and $24 million in 2013.

In connection with the Company’s annual indefinite-lived intangible assets impairment test, the Company did not record an impairment to indefinite-lived intangible assets during the nine months September 30, 2008.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	Debt

	As of	As of
	September 30,	December 31,
	2008	2007
	(in $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	72	44
Short-term borrowings, principally comprised of amounts due to affiliates	230	228

Total short-term borrowings and current installments of long-term debt — third party and affiliates	302	272

Long-term debt
Senior Credit Facilities: Term Loan facility due 2014	2,817	2,855
Term notes 7.125%, due 2009	14	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings due at various dates through 2023	191	110
Other bank obligations, interest rates ranging from 5.9% to 7.1%, due at various dates through 2014	187	168

Subtotal	3,390	3,328
Less: Current installments of long-term debt	72	44

Total long-term debt	3,318	3,284

Senior Credit Facilities

The Company’s senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of September 30, 2008, the applicable margin was 1.5% and continues to be subject to potential adjustments as defined in the senior credit agreement. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of September 30, 2008, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $650 million remained available for borrowing. As of September 30, 2008, there were $92 million of letters of credit issued under the credit-linked revolving facility and $136 million remained available for borrowing.

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

The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2008.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Debt Refinancing

In March 2007, the Company announced a comprehensive recapitalization plan to refinance its debt and repurchase shares. On April 2, 2007, the Company, through certain of its subsidiaries, entered into a new senior credit agreement. Proceeds from the new senior credit agreement, together with available cash, were used to retire the Company’s $2,454 million amended and restated (January 2005) senior credit facilities, which consisted of $1,626 million in term loans due 2011, a $600 million revolving credit facility terminating in 2009 and a $228 million credit-linked revolving facility terminating in 2009, and to retire all of the Company’s 9.625% senior subordinated notes due 2014 and 10.375% senior subordinated notes due 2014 (the “Senior Subordinated Notes”) and 10% senior discount notes due 2014 and 10.5% senior discount notes due 2014 (the “Senior Discount Notes”) as discussed below.

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

Nine Months
Ended
September 30, 2007
(in $ millions)

Premiums paid on early redemption of debt	207
Accelerated amortization of premiums and deferred financing costs on early redemption and prepayment of debt	33
Debt issuance costs and other	16

Total refinancing expense	256

7.	Other Liabilities

The components of current Other liabilities are as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(in $ millions)

Salaries and benefits	128	157
Environmental	17	19
Restructuring	36	40
Insurance	36	41
Sorbates antitrust actions	1	170
Asset retirement obligations	9	16
Derivatives	28	129
Other	306	316

Total current Other liabilities	561	888

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Net Investment Hedge

To protect the foreign currency exposure of a net investment in a foreign operation, the Company entered into cross currency swaps with certain financial institutions in 2004. The cross currency swaps and the Euro-denominated portion of the senior term loan were designated as a hedge of a net investment of a foreign operation. Under the terms of the cross currency swap arrangements, the Company paid approximately €13 million in interest and received approximately $16 million in interest on June 15 and December 15 of each year. The fair value of the net obligation under the cross currency swaps was included in current Other liabilities in the consolidated balance sheet as of December 31, 2007. Upon maturity of the cross currency swap arrangements in June 2008, the Company owed €276 million ($426 million) and was owed $333 million. In settlement of the obligation, the Company paid $93 million (net of interest of $3 million) in June 2008.

In September 2008, the Company dedesignated €340 million of the €400 million euro-denominated portion of the term loan, previously designated as a hedge of a net investment of a foreign operation. Prior to this dedesignation, the Company entered into external derivative contracts to offset foreign currency exposures on intercompany loans. The foreign currency exposure resulting from dedesignation of €340 million of the hedge of a net investment of a foreign operation is expected to offset the foreign currency exposure on certain intercompany loans, decreasing the need for external derivative contracts and reducing the Company’s exposure to external counterparties. The remaining €60 million euro-denominated portion of the term loan continues to be designated as a hedge of a net investment of a foreign operation.

The components of noncurrent Other liabilities are as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(in $ millions)

Environmental	87	96
Insurance	85	78
Deferred revenue	65	71
Deferred proceeds (see Notes 3 and 16)	379	93
Asset retirement obligations	37	31
Derivatives	31	37
Other	109	89

Total noncurrent Other liabilities	793	495

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in $ millions)

Components of net periodic benefit costs
Service cost	8	11	—	—	24	30	1	1
Interest cost	50	50	4	5	149	142	13	14
Expected return on plan assets	(56)	(58)	—	—	(167)	(164)	—	—
Recognized actuarial (gain) loss	1	—	(1)	—	1	—	(3)	(1)

Net periodic benefit costs	3	3	3	5	7	8	11	14

The Company expects to contribute $40 million to its defined benefit pension plans in 2008. As of September 30, 2008, $33 million of contributions have been made. The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

The Company expects to make benefit contributions of $34 million under the provisions of its other postretirement benefit plans in 2008. As of September 30, 2008, $25 million of benefit contributions have been made.

The Company participates in multiemployer defined benefit plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit plans are based on specified percentages of employee contributions and totaled $5 million for both the nine months ended September 30, 2008 and 2007.

As a result of the sale of the oxo products and derivatives businesses in February 2007 (see Note 3), there was a reduction of approximately 1,076 employees triggering a settlement and remeasurement of the affected pension plans due to certain changes in actuarial valuation assumptions. The settlement and remeasurement resulted in a net increase in the projected benefit obligation of $44 million with an offset to Accumulated other comprehensive income (loss), net (net of tax of $1 million) and a settlement gain of $11 million (included in Gain (loss) on disposal of discontinued operations) for the pension plan during the nine months ended September 30, 2007.

9.	Shareholders’ Equity

In February 2008, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Series A common stock. The authorization gives management discretion in determining the conditions under which shares may be repurchased. During the nine months ended September 30, 2008, the Company repurchased 9,763,200 shares of its Series A common stock at an average purchase price of $38.68 per share for a total of $378 million pursuant to this authorization.

Purchases of treasury stock reduce the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Other comprehensive income (loss), net of tax, totaled $(89) million and $24 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts were net of tax expense of $0 and $4 million for the nine months ended September 30, 2008 and 2007, respectively. Other comprehensive income (loss), net of tax, totaled $(98) million and $7 million for the three months ended September 30, 2008 and 2007, respectively. These amounts were net of tax expense of $0 and $3 million for the three months ended September 30, 2008 and 2007, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

The Company is involved in a number of legal proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, antitrust, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, the Company believes, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on the financial position of the Company; however, the ultimate outcome of any given matter may have a material impact on the results of operations or cash flows of the Company in a given reporting period.

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

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements which called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlement, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. As of September 30, 2008, the aggregate funding is $1,103 million, due to additional contributions and funding commitments made primarily by other parties.

During the period between 1995 and 2001, CNA Holdings was also named as a defendant in the following putative class actions:

•	Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee).

•	Couture, et al. v. Shell Oil Company, et al., No. 200-06-000001-985 (Quebec Superior Court, Canada).

•	Dilday, et al. v. Hoechst Celanese Corporation, et al., No. 15187 (Chancery Ct., Weakley County, Tennessee).

•	Furlan v. Shell Oil Company, et al., No. C967239 (British Columbia Supreme Court, Vancouver Registry, Canada).

•	Gariepy, et al. v. Shell Oil Company, et al., No. 30781/99 (Ontario Court General Division, Canada).

•	Shelter General Insurance Co., et al. v. Shell Oil Company, et al., No. 16809 (Chancery Ct., Weakley County, Tennessee).

•	St. Croix Ltd., et al. v. Shell Oil Company, et al., No. 1997/467 (Territorial Ct., St. Croix Division, the US Virgin Islands).

•	Tranter v. Shell Oil Company, et al., No. 46565/97 (Ontario Court General Division, Canada).

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

As of September 30, 2008 the Company had remaining accruals of $64 million, of which $2 million is included in current Other liabilities in the consolidated balance sheet. As of December 31, 2007, the Company had remaining accruals of $65 million, of which $3 million was included in current Other liabilities in the consolidated balance sheet.

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

Sorbates Antitrust Actions

In May 2002, the European Commission informed Hoechst AG (“Hoechst”) of its intent to officially investigate the sorbates industry. In early January 2003, the European Commission served Hoechst, Nutrinova, Inc., a US subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH and previously a wholly owned subsidiary of Hoechst (“Nutrinova”), and a number of competitors of Nutrinova with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel Chemical Industries Ltd. (“Daicel”), The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138 million on such companies, of which €99 million was assessed against Hoechst and its legal successors. The case against Nutrinova was closed. Pursuant to the Demerger Agreement with Hoechst, CAG was assigned the obligation related to the sorbates antitrust matter; however, Hoechst, and its legal successors, agreed to indemnify CAG for 80% of any costs CAG incurred relative to this matter. Accordingly, CAG recognized a receivable from Hoechst from this indemnification. In June 2008, the Court of First Instance of the European Communities (Fifth Chamber) reduced the fine against Hoechst to €74.25 million and in July 2008, Hoechst paid the €74.25 million fine. In August 2008, the Company paid Hoechst €17 million, including interest of €2 million, in satisfaction of its 20% obligation with respect to the fine.

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the settlement of the European Union’s investigation, as well as civil claims filed and settled, the Company released its accruals related to the settled sorbates antitrust matters and the indemnification receivables resulting in a gain of $8 million, net, included in Other (charges) gains, net, in the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations. As of December 31, 2007, the Company had indemnification receivables of $137 million included in current Other assets and accruals of $170 million included in current Other liabilities in the consolidated balance sheet.

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

Acetic Acid Patent Infringement Matters

On May 9, 1999, Celanese International Corporation filed a private criminal action styled Celanese International Corporation v. China Petrochemical Development Corporation against China Petrochemical Development Corporation (“CPDC”) in the Taiwan Kaoshiung District Court alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief which, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data which was reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, the District Court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest) for the period of 1995 through 1999. In October 2008, the High Court, on appeal, dismissed the District Court’s ruling. The Company is currently considering whether to appeal this decision to the Taiwan Supreme Court. On January 16, 2006, the District Court awarded Celanese International Corporation $800,000 (plus interest) for the year 1990. In addition, on June 29, 2007, the District Court awarded Celanese International Corporation $60 million (plus interest) for the period of 2000 through 2005. The awards for the periods of 1990 and 2000 through 2005 are currently under appeal by CPDC.

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

On December 22, 2006, the Purchaser and CAG signed a settlement agreement with the plaintiff shareholders challenging the shareholders’ resolution approving the Squeeze-Out (“Settlement Agreement I”). Pursuant to Settlement Agreement I, the plaintiffs agreed to withdraw their actions and to drop their complaints in exchange for the Purchaser agreeing to pay the guaranteed annual payment for the fiscal year ended on September 30, 2006 to those minority shareholders who had not yet requested early payment of such dividend and to pay a pro rata share of the guaranteed annual payment for the first five months of the fiscal year ending on September 30, 2007 to all minority shareholders. The Purchaser further agreed to make a donation in the amount of €0.5 million to a charity, to introduce the prospectus governing the January 20, 2005 listing on the NYSE of the shares of the Company, upon request by plaintiffs, into the award proceedings regarding the cash compensation and the guaranteed annual payment under the Domination Agreement and to accord the squeezed-out minority shareholders preferential treatment if, within three years after effectiveness of the Squeeze-Out, the shares of CAG were to be listed on a stock exchange again. As a result of the effective registration of the Squeeze-Out in the commercial register in Germany in December 2006, the Company acquired the remaining 2% of CAG in January 2007.

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

In 1998, HCC sold its polyester staple business as part of the sale of its Film & Fibers Division to KoSa B.V., f/k/a Arteva B.V. and a subsidiary of Koch Industries, Inc. (“KoSa”). In March 2001 the US Department of Justice (“DOJ”) commenced an investigation of possible price fixing regarding the sales of polyester staple fibers in the US subsequent to the period the Celanese Entities were engaged in the polyester staple fiber business. The Celanese Entities were never named in these DOJ actions. As a result of the DOJ action, during August of 2002, Arteva Specialties, S.a.r.l., a subsidiary of KoSa, (“Arteva Specialties”) pled guilty to criminal violation of the Sherman Act related to anti-competitive conduct occurring after the 1998 sale of the polyester staple fiber business and paid a fine of $29 million. In a complaint pending against the Celanese Entities and Hoechst in the United States District Court for the Southern District of New York, Koch Industries, Inc., KoSa, Arteva Specialties and Arteva Services S.a.r.l. seek damages up to $371 million which includes indemnification for all damages related to the defendants’ alleged participation in, and failure to disclose, the alleged conspiracy. The Company is actively defending this matter.

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

The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims that have been brought to its attention. These known obligations include the following:

• Demerger Obligations

The Company has obligations to indemnify Hoechst, and its legal successors, for various liabilities under the Demerger Agreement, including for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger.

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

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $28 million and $27 million as of September 30, 2008 and December 31, 2007, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification. The Company has not made any payments to Hoechst or its legal successors during the nine months ended September 30, 2008 and 2007, respectively, in connection with this indemnification.

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

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.5 billion as of September 30, 2008. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of September 30, 2008 and December 31, 2007, the Company has reserves in the aggregate of $36 million and $27 million, respectively, for these matters.

• Other Obligations

The Company is secondarily liable under a lease agreement that the Company assigned to a third party. The lease expires on April 30, 2012. The lease liability for the period from October 1, 2008 to April 30, 2012 is estimated to be approximately $28 million.

Asbestos Claims

As of September 30, 2008, Celanese Ltd. and/or CNA Holdings, Inc., both US subsidiaries of the Company, are defendants in approximately 572 asbestos cases. During the nine months ended September 30, 2008, 57 new cases were filed against the Company, 114 cases were resolved, and 4 cases were added and 1 removed after further analysis by outside counsel. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is no significant exposure related to these matters.

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

Marketable Securities.  Where possible, the Company utilizes quoted prices in active markets to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities and US government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades. Such assets are classified as Level 2 in the hierarchy and typically include mortgage-backed securities, corporate bonds and other US government securities.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement as of
	September 30, 2008 Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs	As of
	(Level 1)	(Level 2)	September 30, 2008
	(in $ millions)

Assets
Marketable securities	90	129	219
Current derivatives (included in Receivables: Other)	—	67	67
Noncurrent derivatives (included in noncurrent Other assets)	—	1	1

Total assets	90	197	287

Liabilities
Current derivatives (included in current Other liabilities)	—	28	28
Noncurrent derivatives (included in noncurrent Other liabilities)	—	31	31

Total liabilities	—	59	59

12.	Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in $ millions)

Employee termination benefits	(8)	(2)	(19)	(27)
Plant/office closures	—	(4)	(7)	(4)
Plumbing actions insurance recoveries (see Note 10 — Plumbing Insurance Indemnifications)	—	2	—	2
Ticona Kelsterbach plant relocation (see Note 16)	(3)	(1)	(8)	(4)
Deferred compensation triggered by Exit Event	—	—	—	(74)
Asset impairments (see Note 3 — Asset Sales)	(21)	(6)	(21)	(9)
Clear Lake, Texas insurance recoveries (see Note 18)	23	—	23	—
Sorbates antitrust actions (see Note 10 — Sorbates Antitrust Actions)	8	—	8	—
Other	—	(1)	—	(2)

Total Other (charges) gains, net	(1)	(12)	(24)	(118)

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

Additions to the restructuring reserves are employee termination benefits recorded as Other (charges) gains, net. The changes in the restructuring reserves are as follows:

Nine Months Ended
September 30, 2008
(in $ millions)

Restructuring reserves as of December 31, 2007	45
Additions	19
Cash payments	(26)
Exchange rate changes	(2)

Restructuring reserves as of September 30, 2008	36

Included in the restructuring reserves are $0 and $5 million as of September 30, 2008 and December 31, 2007, respectively, of reserves recorded in noncurrent Other liabilities in the consolidated balance sheets.

13.	Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2008 was (8)% compared to 1% for the three months ended September 30, 2007. The effective income tax rate decreased for the three months ended September 30, 2008 primarily due to the Company’s change in estimate for the US tax effect on foreign earnings and dividends. The Company’s effective income tax rate for the nine months ended September 30, 2008 was 17% compared to 4% for the nine months ended September 30, 2007. The effective income tax rate increased for the nine months ended September 30, 2008 primarily due to income tax benefits recognized in 2007 related to German income tax reform and US debt refinancing, which were partially offset by the US income tax effect resulting from the maturity of cross currency swap arrangements in June 2008 (see Note 7) and the lower US tax effect on foreign earnings and dividends. The overall effective income tax rate is less than the US statutory federal and state rates primarily due to income being taxed at lower rates in various foreign jurisdictions.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) liabilities for unrecognized tax benefits and related interest and penalties are recorded in Uncertain tax positions in the consolidated balance sheets. For the nine months ended September 30, 2008, the total unrecognized tax benefits recorded under FIN 48 increased by $18 million primarily due to additional interest and increases in unrecognized tax benefits in foreign jurisdictions partially offset by currency translation adjustments. Of the $18 million increase, $8 million relates to current year increases, $18 million relates to pre-acquisition increases and $(8) million relates to currency translation adjustments.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

14.	Business Segments

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(in $ millions)

For the three months ended September 30, 2008
Net sales	272	295	378	1,056	(1)	—	(178)	1,823
Earnings (loss) from continuing operations before tax and minority interests	25	43	18	133		(67)	—	152
Depreciation and amortization	19	13	15	36		2	—	85
Capital expenditures(3)	16	15	18	21		3	—	73
For the three months ended September 30, 2007
Net sales	258	282	314	864	(1)	1	(146)	1,573
Earnings (loss) from continuing operations before tax and minority interests	54	35	(9)	145		(94)	—	131
Depreciation and amortization	17	15	13	31		1	—	77
Capital expenditures	16	11	18	55		1	—	101
For the nine months ended September 30, 2008
Net sales	866	869	1,129	3,219	(2)	1	(547)	5,537
Earnings (loss) from continuing operations before tax and minority interests	112	187	55	520		(257)	—	617
Depreciation and amortization	58	40	43	102		7	—	250
Capital expenditures(3)	43	35	47	62		7	—	194
Total assets as of September 30, 2008	1,916	1,058	1,014	2,764		1,220	—	7,972
For the nine months ended September 30, 2007
Net sales	777	832	1,015	2,532	(2)	2	(474)	4,684
Earnings (loss) from continuing operations before tax and minority interests	152	164	2	391		(575)	—	134
Depreciation and amortization	51	39	43	81		4	—	218
Capital expenditures	31	25	46	112		3	—	217
Total assets as of December 31, 2007	1,751	1,157	995	2,530		1,625	—	8,058

(1)	Includes $178 million and $146 million of inter-segment sales eliminated in consolidation for the three months ended September 30, 2008 and 2007, respectively.

(2)	Includes $547 million and $474 million of inter-segment sales eliminated in consolidation for the nine months ended September 30, 2008 and 2007, respectively.

(3)	Includes decrease of $3 million and $18 million in accrued capital expenditures since December 31, 2007 for the three and nine months ended September 30, 2008, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(in $ millions, except for share and per share data)

Earnings (loss) from continuing operations	164	164	130	130
Earnings (loss) from discontinued operations	(6)	(6)	(2)	(2)

Net earnings (loss)	158	158	128	128
Less: cumulative preferred stock dividends	(3)	—	(2)	—

Earnings (loss) available to common shareholders	155	158	126	128

Weighted-average shares — basic	147,063,241	147,063,241	150,154,309	150,154,309
Dilutive stock options	—	3,367,888	—	4,790,700
Dilutive restricted stock	—	418,300	—	421,740
Assumed conversion of preferred stock	—	12,062,260	—	12,043,298

Weighted-average shares — diluted	147,063,241	162,911,689	150,154,309	167,410,047

Per share:
Earnings (loss) from continuing operations	1.09	1.01	0.85	0.77
Earnings (loss) from discontinued operations	(0.04)	(0.04)	(0.01)	(0.01)

Net earnings (loss)	1.05	0.97	0.84	0.76

	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(in $ millions, except for share and per share data)

Earnings (loss) from continuing operations	512	512	128	128
Earnings (loss) from discontinued operations	(75)	(75)	84	84

Net earnings (loss)	437	437	212	212
Less: cumulative preferred stock dividends	(8)	—	(7)	—

Earnings (loss) available to common shareholders	429	437	205	212

Weighted-average shares — basic	149,976,915	149,976,915	155,423,930	155,423,930
Dilutive stock options	—	3,412,357	—	4,357,815
Dilutive restricted stock	—	556,478	—	290,923
Assumed conversion of preferred stock	—	12,062,260	—	12,043,298

Weighted-average shares — diluted	149,976,915	166,008,010	155,423,930	172,115,966

Per share:
Earnings (loss) from continuing operations	3.36	3.08	0.78	0.74
Earnings (loss) from discontinued operations	(0.50)	(0.45)	0.54	0.49

Net earnings (loss)	2.86	2.63	1.32	1.23

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Stock options	773,750	408,333	711,875	247,899
Restricted stock units	66,250	—	22,083	—
Convertible preferred stock	—	—	—	—

Total	840,000	408,333	733,958	247,899

16.	Ticona Kelsterbach Plant Relocation

In 2007, the Company finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. In June 2008, the Company received €200 million ($311 million) from Fraport under this agreement. Amounts received from Fraport are accounted for as deferred proceeds and are included in noncurrent Other liabilities in the consolidated balance sheets. Additionally, in June 2008, the Company received €38 million ($59 million) in value-added tax from Fraport of which €38 million ($56 million) was remitted to the tax authorities in August 2008.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Nine Months Ended			Total From
	September 30,			Inception Through
	2008		2007	September 30, 2008
	(in $ millions)

Proceeds received from Fraport	311		—	337
Costs expensed	8		4	13
Costs capitalized	130	(1)	13	171

(1)	Includes increase in accrued capital expenditures of $8 million since December 31, 2007.

17.	Environmental

General — The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters were $104 million and $115 million as of September 30, 2008 and December 31, 2007, respectively.

Remediation — Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst, a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company. The Company provides for such obligations when the event of loss is probable and

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

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

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party’s percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available. The Company had provisions totaling $11 million and $13 million, respectively, as of September 30, 2008 and December 31, 2007 for US Superfund sites.

Additional information relating to environmental remediation activity is contained in the footnotes to the Company’s consolidated financial statements included in the 2007 Form 10-K.

18.	Clear Lake, Texas Outage

In May 2007, the Company announced that it had an unplanned outage at its Clear Lake, Texas acetic acid facility. At that time, the Company originally expected the outage to last until the end of May. Upon restart of the facility, additional operating issues were identified which necessitated an extension of the outage for further, more extensive repairs. In July 2007, the Company announced that the further repairs were unsuccessful on restart of the unit. All repairs were completed in early August 2007 and normal production capacity resumed. During the three months ended September 30, 2008 and the year ended December 31, 2007, the Company recorded approximately $23 million and $40 million, respectively, of insurance recoveries from its reinsurers in partial satisfaction of claims that the Company made based on losses resulting from the outage. These insurances recoveries are included in Other (charges) gains, net, in the consolidated statements of operations.

19.	Subsequent Events

On October 3, 2008, the Company declared a cash dividend on its 4.25% convertible perpetual preferred stock amounting to approximately $2 million and a cash dividend of $0.04 per share on its Series A common stock amounting to approximately $6 million. Both cash dividends are for the period August 1, 2008 to October 31, 2008 and will be paid on November 1, 2008 to holders of record as of October 15, 2008.

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

2008 Highlights:

•	Opened a customer application development center in Shanghai, China, to support growth in the region for Ticona’s engineering polymers business.

•	The Celanese Board of Directors authorized us to repurchase up to $400 million of its Series A common stock. During the nine months ended September 30, 2008, we repurchased 9,763,200 shares of its Series A common stock for $378 million pursuant to this authorization.

•	Upgraded by Moody’s Investors Service with a positive outlook and corporate credit rating of ‘Ba2’ from ‘Ba3.’

•	Signed an agreement to establish a 20,000 square-meter integrated technology and marketing facility in Shanghai. The facility, expected to be completed in early 2010, will combine the headquarters for our Asia businesses, customer application development and research and development center.

•	Successfully started up our newly constructed 20,000 ton GUR® ultra-high molecular weight polyethylene (“GUR®”) facility, 100,000 ton acetic anhydride facility and 300,000 ton vinyl acetate monomer (“VAM”) facility, all located at our integrated chemical complex in Nanjing, China.

•	Our Nutrinova business and BRAIN AG, a leading European “white” biotech company, identified all-natural compounds for high intensity sweeteners and sweetness enhancers.

•	Introduced EcoVAEtm, a new vinyl acetate/ethylene emulsion technology designed to facilitate the manufacture of high quality, eco-friendly paints for North America.

•	Resolved certain legacy litigation matters by entering into a settlement agreement for $107 million related to sales by the polyester staple fibers business, which Hoechst AG sold to KoSa, Inc. in 1998.

•	Announced intent to divest ownership interest in legacy Infraserv investments located in Knapsack, Gendorf and Wiesbaden, Germany, where we no longer have manufacturing operations.

•	Paid €17 million to settle Sorbates antitrust actions with the European Commission.

•	Announced plans to build a new Vectra® liquid crystal polymer (“LCP”) production facility co-located at our integrated chemical complex in Nanjing, China. Construction is scheduled to begin in the first half of 2009, and the facility is projected to be operational in 2010.

•	Began construction of the world’s largest, state-of-the-art polyacetal plant in Hoechst Industrial Park. The facility is expected to be operational in 2011 and will replace Ticona’s existing production operations in Kelsterbach, Germany.

Results of Operations

Financial Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2008	Net Sales	2007	Net Sales	2008	Net Sales	2007	Net Sales
	(unaudited)
	(in $ millions, except for percentages)

Statement of Operations Data
Net sales	1,823	100.0	1,573	100.0	5,537	100.0	4,684	100.0
Gross profit	333	18.3	337	21.4	1,147	20.7	1,033	22.1
Selling, general and administrative expenses	(142)	(7.8)	(133)	(8.5)	(416)	(7.5)	(371)	(7.9)
Other (charges) gains, net	(1)	(0.1)	(12)	(0.8)	(24)	(0.4)	(118)	(2.5)
Operating profit	151	8.3	147	9.3	592	10.7	424	9.1
Equity in net earnings of affiliates	19	1.0	24	1.5	46	0.8	65	1.4
Interest expense	(65)	(3.6)	(63)	(4.0)	(195)	(3.5)	(196)	(4.2)
Refinancing expense	—	—	—	—	—	—	(256)	(5.5)
Dividend income — cost investments	35	1.9	29	1.8	138	2.5	93	2.0
Earnings (loss) from continuing operations before tax and minority interests	152	8.3	131	8.3	617	11.1	134	2.9
Earnings (loss) from continuing operations	164	9.0	130	8.2	512	9.3	128	2.7
Earnings (loss) from discontinued operations	(6)	(0.3)	(2)	(0.1)	(75)	(1.4)	84	1.8
Net earnings (loss)	158	8.7	128	8.1	437	7.9	212	4.5
Other Data
Depreciation and amortization	85	4.7	77	4.9	250	4.5	218	4.7

	As of	As of
	September 30,	December 31,
	2008	2007
	(unaudited)
	(in $ millions)

Balance Sheet Data
Short-term borrowings and current installments of long-term debt — third party and affiliates	302	272
Add: Long-term debt	3,318	3,284

Total debt	3,620	3,556

Summary of Consolidated Results for the Three and Nine Months Ended September 30, 2008 compared to the Three and Nine Months Ended September 30, 2007

Net sales increased during the three and nine months ended September 30, 2008 as compared to the same periods in 2007. An environment of higher raw material and energy costs enabled price increase initiatives across all segments. Volume increases were driven by higher acetic acid availability versus the same periods in 2007, which were affected by the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. These volume increases were offset by the effects of declining production in the automotive and housing industries and weakening demand in the United States and Europe during 2008. We expect the economic slowdown in North America and Europe to continue into the fourth quarter of 2008. We are also seeing signs of slowing growth in Asia linked to the global credit crisis. Due to these factors, we anticipate lower overall sales volumes through the end of 2008. Foreign currency had a favorable impact on net sales during both the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007.

Gross profit as a percentage of net sales and overall gross profit decreased during the three months ended September 30, 2008 compared to the same period in 2007 as the increasing cost of raw materials and energy outpaced overall price increases. During the nine months ended September 30, 2008, gross profit increased by $114 million, primarily due to higher prices, strong volumes and favorable foreign currency effects during the period.

Selling, general and administrative expenses increased $9 million and $45 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Additional spending on business optimization and finance improvement initiatives increased selling, general and administrative expenses by $13 million and $35 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)
	(in $ millions)

Employee termination benefits	(8)	(2)	(19)	(27)
Plant/office closures	—	(4)	(7)	(4)
Plumbing actions insurance recoveries	—	2	—	2
Ticona Kelsterbach plant relocation	(3)	(1)	(8)	(4)
Deferred compensation triggered by Exit Event	—	—	—	(74)
Asset impairments	(21)	(6)	(21)	(9)
Clear Lake, Texas insurance recoveries	23	—	23	—
Sorbates antitrust actions	8	—	8	—
Other	—	(1)	—	(2)

Total Other (charges) gains, net	(1)	(12)	(24)	(118)

Other charges during the three months ended September 30, 2008 primarily includes a $21 million long-lived asset impairment charge on our Pampa, Texas facility, a $23 million recovery of insurance claims associated with the unplanned shutdown of our Clear Lake, Texas facility during 2007 and the release of reserves related to the settlement of the Sorbates antitrust actions of $8 million, net. See the accompanying unaudited interim consolidated financial statements for a more thorough description of these charges and gains. Employee termination benefits costs incurred during 2008 related to our continued strategy to simplify and optimize our business portfolio.

During the nine months ended September 30, 2007, other charges primarily consists of deferred compensation payments. In May 2007, the Original Shareholders sold their remaining equity interest in the Company (“Exit Event” as defined in the deferred compensation plan document) triggering a clause in the 2004 deferred compensation program that resulted in the vesting of certain awards. As a result, the Company expensed $74 million representing deferred compensation plan payments for the respective participants’ 2005 and 2006 contingent benefits.

Operating profit increased $4 million and $168 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. During the three month period ended September 30, 2008, lower gross profit was more than offset by decreased other charges during 2008. During the nine month period ended September 30, 2008 as compared to 2007, increased gross profit and decreased other charges drove the increase in operating profit.

Equity in net earnings of affiliates decreased $5 million and $19 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decreases primarily relate to reduced earnings from our Advanced Engineered Materials’ affiliates resulting from higher raw material and energy costs and decreased demand.

Our effective income tax rate for the three months ended September 30, 2008 was (8)% compared to 1% for the three months ended September 30, 2007. The effective income tax rate decreased for the three months ended September 30, 2008 primarily due to the Company’s change in estimate for the US tax effect on foreign earnings and dividends. Our effective income tax rate for the nine months ended September 30, 2008 was 17% compared to 4% for the same period in 2007. The effective income tax rate increased for the nine months ended September 30, 2008 primarily due to income tax benefits recognized in 2007 related to German income tax reform and US debt refinancing, which were partially offset by the US income tax effect resulting from the maturity of cross currency swap arrangements in June 2008 and the lower US tax effect on foreign earnings and dividends. The overall effective income tax rate is less than the US statutory federal and state rates due to income being taxed at lower rates in various foreign jurisdictions.

Earnings (loss) from discontinued operations for the nine months ended September 30, 2008 primarily relate to a legal settlement agreement we entered into in June 2008. Under the settlement agreement, we agreed to pay $107 million to resolve certain legacy items. Because the legal proceeding related to sales by the polyester staple fibers business which Hoechst AG sold to KoSa, Inc. in 1998, the impact of the settlement is reflected within discontinued operations in the current period. See the “Polyester Staple Antitrust Litigation” in Note 10 of the accompanying unaudited interim consolidated financial statements. Earnings (loss) from discontinued operations during the three months ended September 30, 2008 consist of legal reserves for current legal cases related to discontinued operations.

Earnings (loss) from discontinued operations for the three and nine months ended September 30, 2007 primarily relate to Acetyl Intermediates’ sale of its oxo products and derivatives businesses in February 2007, and the shut down of our Edmonton, Alberta, Canada methanol facility during the second quarter of 2007. As a result, revenues and expenses related to these businesses were reflected as a component of discontinued operations.

Expansion in China

The acetic acid facility located in our Nanjing, China complex achieved normal operations in June 2007 and we commenced production of vinyl acetate emulsions at the complex during the fourth quarter of 2007. During the first quarter of 2008, we commissioned the startup of our Celstran® long fiber-reinforced thermoplastic (“LFT”) unit in Nanjing. Our newly constructed 20,000 ton GUR® facility, 100,000 ton acetic anhydride facility and 300,000 ton VAM facility started up during the third quarter of 2008.

In 2008, we announced our plans to build both a compounding unit and an LCP production facility at our Nanjing complex. Operations for the compounding plant at the complex are expected to begin by 2009. Construction for the Vectra® LCP production facility is scheduled to begin in the first half of 2009, and the facility is projected to be operational in 2010.

The complex brings world-class scale to one site for the production of acetic acid, VAM, acetic anhydride, emulsions, Celstran® LFT, GUR®, an ultra-high molecular weight polyethylene, Vectra® liquid crystal polymer and compounding. We believe the Nanjing complex will further enhance our capabilities to better meet the growing needs of our customers in a number of industries across Asia.

Selected Data by Business Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
			(unaudited)
			(in $ millions)

Net sales
Advanced Engineered Materials	272	258	14	866	777	89
Consumer Specialties	295	282	13	869	832	37
Industrial Specialties	378	314	64	1,129	1,015	114
Acetyl Intermediates	1,056	864	192	3,219	2,532	687
Other Activities	—	1	(1)	1	2	(1)
Inter-segment eliminations	(178)	(146)	(32)	(547)	(474)	(73)

Total net sales	1,823	1,573	250	5,537	4,684	853

Other (charges) gains, net
Advanced Engineered Materials	(3)	—	(3)	(9)	(5)	(4)
Consumer Specialties	—	—	—	(1)	(8)	7
Industrial Specialties	—	(7)	7	(4)	(26)	22
Acetyl Intermediates	(5)	(2)	(3)	(14)	(15)	1
Other Activities	7	(3)	10	4	(64)	68

Total other (charges) gains, net	(1)	(12)	11	(24)	(118)	94

Operating profit (loss)
Advanced Engineered Materials	13	35	(22)	80	103	(23)
Consumer Specialties	42	34	8	138	130	8
Industrial Specialties	18	(9)	27	55	2	53
Acetyl Intermediates	100	117	(17)	425	340	85
Other Activities	(22)	(30)	8	(106)	(151)	45

Total operating profit (loss)	151	147	4	592	424	168

Earnings (loss) from continuing operations before tax and minority interests
Advanced Engineered Materials	25	54	(29)	112	152	(40)
Consumer Specialties	43	35	8	187	164	23
Industrial Specialties	18	(9)	27	55	2	53
Acetyl Intermediates	133	145	(12)	520	391	129
Other Activities	(67)	(94)	27	(257)	(575)	318

Total earnings (loss) from continuing operations before tax and minority interests	152	131	21	617	134	483

Depreciation and amortization
Advanced Engineered Materials	19	17	2	58	51	7
Consumer Specialties	13	15	(2)	40	39	1
Industrial Specialties	15	13	2	43	43	—
Acetyl Intermediates	36	31	5	102	81	21
Other Activities	2	1	1	7	4	3

Total depreciation and amortization	85	77	8	250	218	32

Factors Affecting Segment Net Sales

The charts below set forth the percentage increase (decrease) in net sales from the 2007 period to the 2008 period attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other		Total
	(unaudited)
	(in percentages)

Factors Affecting Third Quarter 2008 Segment Net Sales Compared to Third Quarter 2007
Advanced Engineered Materials	(6)	6	5	—		5
Consumer Specialties	(3)	6	2	—		5
Industrial Specialties	1	15	5	(1	)(a)	20
Acetyl Intermediates	9	11	2	—		22
Total Company(c)	4	11	3	(2)		16
Factors Affecting the Nine Months Ended September 30, 2008 Segment Net Sales Compared to the Nine Months Ended September 30, 2007
Advanced Engineered Materials	2	2	7	—		11
Consumer Specialties	(6)	5	3	2	(b)	4
Industrial Specialties	(7)	13	7	(2	)(a)	11
Acetyl Intermediates	9	14	4	—		27
Total Company(c)	3	10	6	(1)		18

(a)	Includes the loss of sales related to the AT Plastics’ Films business.

(b)	Includes net sales from the Acetate Products Limited (“APL”) acquisition.

(c)	Includes the effects of the captive insurance companies.

Summary by Business Segment for the Three and Nine Months Ended September 30, 2008 compared to the Three and Nine Months Ended September 30, 2007

Advanced Engineered Materials

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	272	258	14	866	777	89
Net sales variance:
Volume	(6)%			2%
Price	6%			2%
Currency	5%			7%
Other	—			—
Other (charges) gains, net	(3)	—	(3)	(9)	(5)	(4)
Operating profit	13	35	(22)	80	103	(23)
Operating margin	4.8%	13.6%		9.2%	13.3%
Earnings (loss) from continuing operations before tax and minority interests	25	54	(29)	112	152	(40)
Depreciation and amortization	19	17	2	58	51	7

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high-performance technical polymers for application in automotive and electronics products and in other consumer and industrial applications, often replacing metal or glass. The primary products of Advanced Engineered Materials are polyacetal products (“POM”), polybutylene terephthalate (“PBT”) and GUR®. POM and PBT are used in a broad range of products including automotive components, electronics and appliances. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices.

Advanced Engineered Materials’ net sales increased 5% and 11% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Significant weakness in the US and European automotive and housing industries contributed to the decline in sales volumes in the US and Europe during the three months ended September 30, 2008. Increased volumes in Asia, consisting of both automotive and nonautomotive applications, partially offset volume declines in Europe and the US during the three month period ended September 30, 2008. Net sales benefited from our recent pricing actions during the three and nine months ended September 30, 2008. These price increases, however, were more than offset by higher raw material and energy costs during the three and nine month periods, contributing to lower operating profit.

Lower operating profit during the three and nine month periods was also attributable to higher depreciation and amortization expense, increased other charges and a $4 million charge resulting from a non-income tax adjustment. Depreciation and amortization expenses are higher in 2008 as compared to 2007 due to the start-up of the GUR® and LFT units in Asia and foreign currency impacts. Market indices are not forecasting a rapid near-term recovery in demand as it relates to the US and European automotive and housing industries. Increases to other charges primarily relate to the relocation of our Ticona plant in Kelsterbach. See “Ticona Kelsterbach Plant Relocation” below.

Our equity affiliates have experienced similar raw material and energy cost pressures during 2008. As a result, our proportional share of net earnings of these affiliates during the three and nine months ended September 30, 2008 was lower than the same period in 2007.

Ticona Kelsterbach Plant Relocation

In 2007, we finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate our Kelsterbach, Germany, Ticona business resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, we will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Over a five-year period, Fraport will pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. In June 2008, we received €200 million ($311 million) from Fraport under this agreement. Amounts received from Fraport are accounted for as deferred proceeds and are included in noncurrent other liabilities in the accompanying unaudited consolidated balance sheets as of September 30, 2008 and December 31, 2007. Additionally, in June 2008, we received €38 million ($59 million) in value-added tax from Fraport of which €38 million ($56 million) was remitted to the tax authorities in August 2008.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Nine Months Ended			Total From
	September 30,			Inception Through
	2008		2007	September 30, 2008
	(in $ millions)

Proceeds received from Fraport	311		—	337
Costs expensed	8		4	13
Costs capitalized	130	(1)	13	171

(1)	Includes increase in accrued capital expenditures of $8 million.

Consumer Specialties

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	295	282	13	869	832	37
Net sales variance:
Volume	(3)%			(6)%
Price	6%			5%
Currency	2%			3%
Other	—			2%
Other (charges) gains, net	—	—	—	(1)	(8)	7
Operating profit	42	34	8	138	130	8
Operating margin	14.2%	12.1%		15.9%	15.6%
Earnings (loss) from continuing operations before tax and minority interests	43	35	8	187	164	23
Depreciation and amortization	13	15	(2)	40	39	1

Our Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses. Our Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake which is processed into acetate fiber in the form of a tow band. The successful completion of the acquisition of APL on January 31, 2007 further increased our global position and enhances our ability to service our customers. Our Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Higher prices and favorable foreign currency impacts contributed to increased net sales during the three and nine month periods ended September 30, 2008 as compared to 2007. Lower sales volumes during both the three and nine month periods ended September 30, 2008 are primarily due to our strategic decision in 2007 to shift flake production to our China ventures, accounted for using the cost method. As a result, our flake sales volumes have declined throughout 2008. We expect the full impact of this decision to be realized by the end of 2008. Increased tow sales volumes have partially offset decreased flake volumes and are a direct result of our ability to capture a portion of the growth in global tow demand. An additional month of sales from the APL acquisition during the nine months ended September 30, 2008 as compared to 2007 also contributed to the increase in net sales.

Higher prices offset rising raw material and energy costs during the three months ended September 30, 2008, resulting in higher operating profit. Higher net sales and decreased other charges drove the increase in operating profit during the nine months ended September 30, 2008. Other charges during the nine months ended September 30, 2007 included $3 million of deferred compensation plan expenses and $5 million of employee termination benefits.

Earnings (loss) from continuing operations before tax and minority interests increased consistent with the increase in operating profit during the three months ended September 30, 2008. During the nine month period ended September 30, 2008, the increase in earnings (loss) from continuing operations before tax and minority interests includes an increase in dividends from our China ventures of $11 million as well as increased operating profit.

Industrial Specialties

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	378	314	64	1,129	1,015	114
Net sales variance:
Volume	1%			(7)%
Price	15%			13%
Currency	5%			7%
Other	(1)%			(2)%
Other (charges) gains, net	—	(7)	7	(4)	(26)	22
Operating profit	18	(9)	27	55	2	53
Operating margin	4.8%	(2.9)%		4.9%	0.2%
Earnings (loss) from continuing operations before tax and minority interests	18	(9)	27	55	2	53
Depreciation and amortization	15	13	2	43	43	—

Our Industrial Specialties segment includes our Emulsions, polyvinyl alcohol (“PVOH”) and AT Plastics businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate/ethylene emulsions and is a recognized authority on low VOC (volatile organic compounds), an environmentally-friendly technology. As a global leader, our PVOH business produces a broad portfolio of performance PVOH chemicals engineered to meet specific customer requirements. Our emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. AT Plastics offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate copolymers. AT Plastics’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing and automotive carpeting.

Industrial Specialties experienced significant growth in net sales during the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007. Higher pricing was primarily due to continued strong demand for PVOH and specialty polymers and higher raw material costs. Volumes remained relatively flat during the three months ended September 30, 2008 compared to 2007 resulting from the absence of the third quarter 2007 unplanned outage of our acetic acid unit at our Clear Lake, Texas facility partially offset by the interruption of production at Clear Lake during third quarter 2008 due to Hurricane Ike. Weakened demand in the United States construction markets and in certain European end-markets during the nine months ended September 30, 2008, resulted in lower sales volumes in the Emulsions and PVOH businesses. However, this has been somewhat offset by Emulsions growth in sales in Asia and new technology-driven growth programs in North America.

Operating profit improved as a result of higher net sales and reduced other charges during the period. During 2007, we initiated a plan to simplify and optimize our Emulsions and PVOH businesses to focus on technology and innovation. Other charges for the nine months ended September 30, 2007 includes a charge of $15 million for employee termination benefits and $3 million for impairment of long-lived assets, as a result of this plan. An additional $4 million for employee termination benefits were incurred during the nine months ended September 30, 2008.

Acetyl Intermediates

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2008	2007	in $	2008	2007	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	1,056	864	192	3,219	2,532	687
Net sales variance:
Volume	9%			9%
Price	11%			14%
Currency	2%			4%
Other	—			—
Other (charges) gains, net	(5)	(2)	(3)	(14)	(15)	1
Operating profit	100	117	(17)	425	340	85
Operating margin	9.5%	13.5%		13.2%	13.4%
Earnings (loss) from continuing operations before tax and minority interests	133	145	(12)	520	391	129
Depreciation and amortization	36	31	5	102	81	21

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Net sales increased substantially during both the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007. Volume increases for the three and nine months ended September 30, 2008 were favorably impacted by higher acetic acid availability versus the same period in 2007, which was affected by the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Volume increases during the nine months ended September 30, 2008 were further impacted by the startup of our acetic acid unit at our Nanjing, China facility in mid-2007. Pricing increases, seen primarily in the Americas and Europe, were driven in part by formula-based pricing on raw materials, market tightness in the Americas, and favorable currency impacts in Europe during the three months ended September 30, 2008.

During the three months ended September 30, 2008, higher pricing and increased volumes were offset by significant increases in raw material and energy costs. Hurricane Ike-related impacts and increased other charges also contributed to the decline in operating profit during the three month period ended September 30, 2008. Other charges during the third quarter 2008 include charges of $7 million in severance and $21 million in long-lived asset impairment, all of which are related to the planned shutdown of our Pampa, Texas facility, offset by $23 million in insurance recoveries associated with partial satisfaction of loss claims incurred during the 2007 unplanned shutdown of our Clear Lake, Texas facility. Operating profit during the nine months ended September 30, 2008 as compared to 2007 increased 25% primarily as a result of increased net sales. Fourth quarter 2007 performance was unusually high due to the positive impacts following global planned and unplanned production outages in the industry.

Depreciation and amortization expense for the three and nine months ended September 30, 2008 compared to the same periods in 2007 increased primarily as a result of the startup of our acetic acid plant in Nanjing, China in 2007 and as a result of accelerated depreciation associated with the planned shutdown of our Pampa, Texas facility.

Earnings (loss) from continuing operations before tax and minority interests differs from operating profit primarily as a result of dividend income from our cost investment, Ibn Sina. Increased dividend income of $8 million and $34 million for the three and nine months ended September 30, 2008, respectively, as compared to 2007 had a positive impact on earnings (loss) from continuing operations before tax and minority interests. Ibn Sina increased their dividends as a result of higher earnings from expanding margins for methanol and methyl tertiary-butyl ether.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.

The operating loss for Other Activities improved $8 million and $45 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The improvement in operating loss was due to lower other charges partially offset by higher selling, general and administrative expenses. Other charges decreased principally due to the release of reserves related to the Sorbates antitrust actions settlement of $8 million for the three months ended September 30, 2008 and $59 million in deferred compensation plan costs that were expensed during the first nine months of 2007. Selling, general and administrative expenses increased due to additional spending on business optimization and finance improvement initiatives of $13 million and $35 million for the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in 2007.

The loss from continuing operations before tax and minority interests decreased $27 million and $318 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The significant decrease was primarily due to $256 million of refinancing expense incurred in conjunction with the 2007 debt refinancing and the decrease in operating loss discussed above.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have $650 million available under our senior credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations. In excess of 20 lenders participate in our revolving credit facility, each with a commitment of less than 10% of the $650 million commitment. Further, Lehman Brothers Holdings, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2008, is not a lender under our revolving credit facility and we do not have any other material direct exposure to Lehman Brothers Holdings, Inc. We continue to believe we will have available resources to meet our liquidity requirements, including debt service, for the remainder of 2008 and for the subsequent twelve months.

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

Cash Flows

Cash and cash equivalents as of September 30, 2008 were $584 million, which was a decrease of $241 million from December 31, 2007.

Net Cash Provided by Operating Activities

Cash flow from operations increased $66 million during the nine months ended September 30, 2008 as compared to the same period in 2007. An increase in operating profit of $168 million and lower cash taxes paid of $89 million during the nine months ended September 30, 2008 as compared to the same period in 2007 contributed to the increase. Also contributing to the increase was the absence in 2008 of cash spent on a previous long-term incentive plan, collection of $30 million in insurance proceeds related to the 2007 shutdown of our acetic acid facility in Clear Lake, Texas (see Note 18 of the accompanying unaudited interim consolidated financial statements) and adjustments to cash for discontinued operations. Adjustments to cash for discontinued operations of $92 million during the nine months ended September 30, 2007 primarily related to working capital changes of the oxo products and derivatives businesses we sold and the shutdown of our Edmonton, Alberta, Canada methanol facility during 2007. Negative changes to trade working capital and costs incurred in a legal settlement of $107 million (see the

“Polyester Staple Antitrust Litigation” in Note 10 of the accompanying unaudited interim consolidated financial statements) partially offset the increases.

Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities decreased from a cash inflow of $196 million for the nine months ended September 30, 2007 to a cash outflow of $169 million for the same period in 2008. Cash outflows during the nine months ended September 30, 2008 included capital expenditures of $212 million, cash spent on the Ticona Kelsterbach plant relocation of $122 million and $93 million spent in settlement of our cross currency swaps (see “Net Investment Hedge” below). Cash received from Fraport in connection with the Ticona Kelsterbach plant relocation partially offset cash outflows during 2008. Cash inflows during the nine months ended September 30, 2007 primarily consisted of cash received from the sale of our oxo products and derivatives businesses, partially offset by cash outflows spent on the APL acquisition and capital expenditures.

Our cash outflow for capital expenditures were $212 million and $217 million for the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures also included cash spent on the expansion of our integrated chemical complex in Nanjing, China. Capital expenditures are expected to be approximately $290 million for 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased from a cash outflow of $760 million for the nine months ended September 30, 2007 to a cash outflow of $402 million for the same period in 2008. The $358 million decrease primarily related to cash outflows attributable to the debt refinancing in 2007 as discussed in Note 6 to the accompanying unaudited interim consolidated financial statements. As a result of the refinancing, we incurred a net cash outflow of $142 million related to repayments of our debt during the nine months ended September 30, 2007. In addition, our cash outlay for various refinancing expenses was $240 million during the nine months ended September 30, 2007. Cash used to repurchase shares during the nine months ended September 30, 2008 was $25 million lower than cash used to repurchase shares during the same period in 2007.

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

Debt and Capital

Holders of our preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available, cash dividends at the rate of 4.25% per annum (or $1.06 per share) of liquidation preference, payable quarterly in arrears commencing on May 1, 2005. Dividends on the preferred stock are cumulative from the date of initial issuance. As of September 30, 2008, the dividend is expected to result in an annual payment of approximately $10 million. The preferred stock is convertible, at the option of the holder, at any time into approximately 1.26 shares of our Series A common stock, subject to adjustments, per $25.00 liquidation preference of the preferred stock. During the three months ended September 30, 2008 and 2007, we paid $3 million and $2 million, respectively, of cash dividends on our preferred stock. On October 3, 2008, we declared a $2 million cash dividend on our preferred stock, which will be paid on November 1, 2008.

In July 2005, our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate initially equal to approximately 1% of the $16.00 initial public offering price per share of our Series A common stock (or $0.16 per share) unless our Board of Directors in its sole discretion determines otherwise. During the three months ended September 30, 2008 and 2007, we paid $6 million of cash dividends in each period on our Series A common stock and on October 3, 2008, we declared a $6 million cash dividend which will be paid on November 1, 2008. Based upon the number of outstanding shares as of September 30, 2008, the annual cash dividend payment is approximately $24 million.

Our senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of September 30, 2008, the applicable margin was 1.5% and continues to be subject to potential adjustments as defined in the senior credit agreement. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans will be due on April 2, 2014.

As of September 30, 2008, we had total debt of $3,620 million compared to $3,556 million as of December 31, 2007. We were in compliance with all of the covenants related to our debt agreements as of September 30, 2008.

As of September 30, 2008, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $650 million remained available for borrowing. As of September 30, 2008, there were $92 million of letters of credit issued under the credit-linked revolving facility and $136 million remained available for borrowing.

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

Purchases of Treasury Stock

In February 2008, our Board of Directors authorized the repurchase of up to $400 million of our Series A common stock. The authorization gives management discretion in determining the conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the nine months ended September 30, 2008, we repurchased 9,763,200 shares of our Series A common stock at an average purchase price of $38.68 per share for a total of $378 million pursuant to this authorization.

Treasury stock purchases reduce the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of shareholders’ equity in the accompanying unaudited interim consolidated statements of shareholders’ equity.

Net Investment Hedge

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

In September 2008, we dedesignated €340 million of the €400 million euro-denominated portion of the term loan, previously designated as a hedge of a net investment of a foreign operation. Prior to this dedesignation, we entered into external derivative contracts to offset foreign currency exposures on intercompany loans. The foreign currency exposure resulting from dedesignation of €340 million of the hedge of a net investment of a foreign operation is expected to offset the foreign currency exposure on certain intercompany loans, decreasing the need for external derivative contracts and reducing our exposure to external counterparties. The remaining €60 million euro-denominated portion of the term loan continues to be designated as a hedge of a net investment of a foreign operation.

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

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our statement of operations, financial position or cash flows for the nine months ended September 30, 2008.

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

Marketable Securities.  Where possible, we utilize quoted prices in active markets to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities and US government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades. Such assets are classified as Level 2 in the hierarchy and typically include mortgage-backed securities, corporate bonds and other US government securities.

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

Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 as filed with the SEC on February 29, 2008. However, market risk associated with the foreign currency exposure of a net investment in a foreign operation has changed due to the settlement of the cross currency swap arrangements. To protect the foreign currency exposure of a net investment in a foreign operation, we entered into cross currency swaps with certain financial institutions in 2004. Under the terms of the cross currency swap arrangements, we paid approximately €13 million in interest and received approximately $16 million in interest on June 15 and December 15 of each year. The fair value of the net obligation under the cross currency swaps was included in current other liabilities in the accompanying unaudited consolidated balance sheet at December 31, 2007. Upon maturity of the cross currency swap arrangements in June 2008, we owed €276 million ($426 million) and were owed $333 million. In settlement of the obligation, we paid $93 million (net of interest of $3 million) in June 2008.

In September 2008, we dedesignated €340 million of the €400 million euro-denominated portion of the term loan, previously designated as a hedge of a net investment of a foreign operation. Prior to this dedesignation, we entered into external derivative contracts to offset foreign currency exposures on intercompany loans. The foreign currency exposure resulting from dedesignation of €340 million of the hedge of a net investment of a foreign operation is expected to offset the foreign currency exposure on certain intercompany loans, decreasing the need for external derivative contracts and reducing our exposure to external counterparties. The remaining €60 million euro-denominated portion of the term loan continues to be designated as a hedge of a net investment of a foreign operation.

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

There have been no significant developments in the “Legal Proceedings” described in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 as filed with the SEC on February 29, 2008 other than those disclosed in Note 10 to the unaudited interim consolidated financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended September 30, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	Remaining that may be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

July 24-31, 2008	1,630,000	$39.11	1,630,000	$210,400,000
August 1-29, 2008	2,950,000	$37.59	2,950,000	$99,500,000
September 2-17, 2008	2,234,300	$34.52	2,234,300	$22,300,000

Total	6,814,300		6,814,300

(1)	Purchased pursuant to the $400 million share repurchase program publicly announced on February 11, 2008. This repurchase program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
3.2	Second Amended and Restated By-laws, effective as of February 8, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 14, 2008).
3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
10.1	Change in Control Agreement, dated June 5, 2008 between the Company and Michael L. Summers (filed herewith).
10.2	Agreement and General Release, dated September 25, 2008 between the Company and Curtis S. Shaw (filed herewith).
10.3	Sign-on Restricted Stock Unit Award Agreement, dated July 23, 2008 between the Company and Michael L. Summers (filed herewith).
10.4	Agreement and General Release, dated March 28, 2008 between the Company and William P. Antonace (filed herewith).
10.5	Nonqualified Stock Option Award Agreement, dated April 23, 2008 between the Company and Christopher Jensen (filed herewith).
10.6	Time-Vesting Restricted Stock Unit Award Agreement, dated April 23, 2008 between the Company and Christopher Jensen (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: October 22, 2008

By:	/s/ Steven M. Sterin
Name:     Steven M. Sterin

Title:	Senior Vice President and Chief Financial Officer

Date: October 22, 2008