Form 10-Q
period 2009-03-31
Celanese CORP
filed 2009-04-28
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of April 22, 2009 was 143,507,870.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended March 31, 2009

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(In $ millions, except for share and per share data)

Net sales	1,146	1,846
Cost of sales	(946)	(1,428)

Gross profit	200	418
Selling, general and administrative expenses	(114)	(136)
Amortization of intangible assets (primarily customer relationships)	(17)	(19)
Research and development expenses	(20)	(23)
Other (charges) gains, net	(21)	(16)
Foreign exchange gain (loss), net	2	7
Gain (loss) on disposition of businesses and assets, net	(3)	3

Operating profit	27	234
Equity in net earnings (loss) of affiliates	(2)	10
Interest expense	(51)	(67)
Interest income	3	9
Dividend income — cost investments	6	28
Other income (expense), net	1	4

Earnings (loss) from continuing operations before tax	(16)	218
Income tax (provision) benefit	(5)	(73)

Earnings (loss) from continuing operations	(21)	145
Earnings (loss) from operation of discontinued operations, net of tax	1	—

Earnings (loss) from discontinued operations	1	—

Net earnings (loss)	(20)	145
Less: Net earnings (loss) attributable to noncontrolling interests	—	—

Net earnings (loss) attributable to the Company	(20)	145
Cumulative preferred stock dividend	(3)	(3)

Net earnings (loss) available to common shareholders	(23)	142

Earnings (loss) per common share — basic
Continuing operations	(0.17)	0.93
Discontinued operations	0.01	—

Net earnings (loss) — basic	(0.16)	0.93

Earnings (loss) per common share — diluted
Continuing operations	(0.17)	0.87
Discontinued operations	0.01	—

Net earnings (loss) — diluted	(0.16)	0.87

Weighted average shares — basic	143,506,981	151,993,753
Weighted average shares — diluted	143,506,981	167,306,016

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2009	2008
	(In $ millions,
	except share amounts)

ASSETS
Current assets
Cash and cash equivalents	1,150	676
Trade receivables — third party and affiliates (net of allowance for doubtful accounts — 2009: $22 and 2008: $25)	624	631
Non-trade receivables	222	274
Inventories	522	577
Deferred income taxes	24	24
Marketable securities, at fair value	5	6
Other assets	42	96

Total current assets	2,589	2,284

Investments in affiliates	720	789
Property, plant and equipment (net of accumulated depreciation — 2009: $992; 2008: $1,053)	2,482	2,472
Deferred income taxes	29	27
Marketable securities, at fair value	80	94
Other assets	344	357
Goodwill	758	779
Intangible assets, net	335	364

Total assets	7,337	7,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	195	233
Trade payables — third party and affiliates	504	523
Other liabilities	576	574
Deferred income taxes	14	15
Income taxes payable	10	24

Total current liabilities	1,299	1,369

Long-term debt	3,274	3,300
Deferred income taxes	118	122
Uncertain tax positions	218	218
Benefit obligations	1,162	1,167
Other liabilities	1,219	806
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2009 and 2008: 9,600,000 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2009: 164,109,556 issued and 143,507,870 outstanding; 2008: 164,107,394 issued and 143,505,708 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2009 and 2008: 0 shares issued and outstanding)	—	—
Treasury stock, at cost (2009 and 2008: 20,601,686 shares)	(781)	(781)
Additional paid-in capital	498	495
Retained earnings	1,018	1,047
Accumulated other comprehensive income (loss), net	(690)	(579)

Total Company shareholders’ equity	45	182
Noncontrolling interests	2	2

Total shareholders’ equity	47	184

Total liabilities and shareholders’ equity	7,337	7,166

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31, 2009
	Shares Outstanding	Amount
	(In $ millions, except share data)

Preferred stock
Balance as of the beginning of the period	9,600,000	—
Issuance of preferred stock	—	—

Balance as of the end of the period	9,600,000	—

Series A common stock
Balance as of the beginning of the period	143,505,708	—
Stock awards	2,162	—

Balance as of the end of the period	143,507,870	—

Treasury stock
Balance as of the beginning of the period	20,601,686	(781)
Purchases of treasury stock, including related fees	—	—

Balance as of the end of the period	20,601,686	(781)

Additional paid-in capital
Balance as of the beginning of the period		495
Stock-based compensation, net of tax		3

Balance as of the end of the period		498

Retained earnings
Balance as of the beginning of the period		1,047
Net earnings (loss)		(20)
Series A common stock dividends		(6)
Preferred stock dividends		(3)

Balance as of the end of the period		1,018

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(579)
Unrealized gain (loss) on securities		(11)
Foreign currency translation		(96)
Unrealized gain (loss) on interest rate swaps		(3)
Pension and postretirement benefits		(1)

Balance as of the end of the period		(690)

Total Company shareholders’ equity		45

Noncontrolling interests
Balance as of the beginning of the period		2
Net earnings (loss) attributable to noncontrolling interests		—

Balance as of the end of the period		2

Total shareholders’ equity		47

Comprehensive income (loss)
Net earnings (loss)		(20)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities		(11)
Foreign currency translation		(96)
Unrealized gain (loss) on interest rate swaps		(3)
Pension and postretirement benefits		(1)

Total comprehensive income (loss), net of tax		(131)

Comprehensive income (loss) attributable to noncontrolling interests		—
Comprehensive income (loss) attributable to the Company		(131)

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(In $ millions)

Operating activities
Net earnings (loss)	(20)	145
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other (charges) gains, net of amounts used	(2)	8
Depreciation, amortization and accretion	74	86
Deferred income taxes, net	(1)	20
(Gain) loss on disposition of businesses and assets, net	3	(4)
Other, net	28	41
Operating cash provided by (used in) discontinued operations	1	(1)
Value-added tax on deferred proceeds from Ticona Kelsterbach plant relocation	75	—
Changes in operating assets and liabilities
Trade receivables — third party and affiliates, net	(11)	(34)
Inventories	42	(51)
Other assets	55	(6)
Trade payables — third party and affiliates	9	12
Other liabilities	(54)	(50)

Net cash provided by operating activities	199	166
Investing activities
Capital expenditures on property, plant and equipment	(56)	(81)
Proceeds from sale of businesses and assets, net	(1)	2
Deferred proceeds on Ticona Kelsterbach plant relocation	412	—
Capital expenditures related to Ticona Kelsterbach plant relocation	(58)	(28)
Proceeds from sale of marketable securities	15	63
Purchases of marketable securities	—	(60)
Other, net	(1)	(34)

Net cash provided by (used in) investing activities	311	(138)
Financing activities
Short-term borrowings (repayments), net	(16)	(50)
Proceeds from long-term debt	—	6
Repayments of long-term debt	(23)	(8)
Purchases of treasury stock, including related fees	—	(60)
Stock option exercises	—	7
Series A common stock dividends	(6)	(6)
Preferred stock dividends	(3)	(3)
Other, net	—	2

Net cash used in financing activities	(48)	(112)
Exchange rate effects on cash and cash equivalents	12	22

Net increase (decrease) in cash and cash equivalents	474	(62)
Cash and cash equivalents at beginning of period	676	825

Cash and cash equivalents at end of period	1,150	763

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

Basis of Presentation

The unaudited interim consolidated financial statements for the three months ended March 31, 2009 and 2008 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In this Quarterly Report on Form 10-Q, the term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.

In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2008, as filed on February 13, 2009 with the SEC as part of the Company’s Annual Report on Form 10-K (the “2008 Form 10-K”).

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

2.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends FASB Statement No. 141(R), Business Combinations, to address application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted FSP

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

FAS No. 141(R)-1 upon issuance. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This FSP is effective for the Company beginning April 1, 2009. This FSP will have no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for the Company beginning April 1, 2009. This FSP will have no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. This FSP is effective for the Company beginning April 1, 2009. This FSP will have no material impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of: 1) how investment allocation decisions are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. This FSP is effective for the Company beginning January 1, 2009. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

3.	Asset Sales

In July 2007, the Company reached an agreement with Babcock & Brown, a worldwide investment firm which specializes in real estate and utilities development, to sell the Company’s Pampa, Texas, facility. The Company ceased its chemical operations at the site in December 2008. Proceeds received upon certain milestone events are treated as deferred proceeds and included in noncurrent Other liabilities in the Company’s unaudited consolidated balance sheets until the transaction is complete (expected to be in 2010), as defined in the sales agreement. These operations are included in the Company’s Acetyl Intermediates segment. In September 2008, the Company determined that two of the milestone events, which are outside of the Company’s control, were unlikely to be achieved.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4.	Inventories

	As of	As of
	March 31,	December 31,
	2009	2008
	(In $ millions)

Finished goods	385	434
Work-in-process	22	24
Raw materials and supplies	115	119

Inventories	522	577

5.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(In $ millions)

As of December 31, 2008	258	252	34	235	779
Exchange rate effects	(6)	(5)	(1)	(9)	(21)

As of March 31, 2009	252	247	33	226	758

Intangible Assets, Net

	Trademarks and		Customer-Related	Developed
	Trade names	Licenses	Intangible Assets	Technology	Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2008	82	29	537	12	12	672
Exchange rate changes	(3)	—	(19)	—	—	(22)

As of March 31, 2009	79	29	518	12	12	650

Accumulated Amortization
As of December 31, 2008	—	(3)	(285)	(10)	(10)	(308)
Amortization	—	(1)	(16)	—	—	(17)
Exchange rate effects	—	—	10	—	—	10

As of March 31, 2009	—	(4)	(291)	(10)	(10)	(315)

Intangible assets, net as of March 31, 2009	79	25	227	2	2	335

Aggregate amortization expense for intangible assets with finite lives during the three months ended March 31, 2009 and 2008 was $17 million and $19 million, respectively.

Estimated amortization expense for the succeeding five fiscal years is $64 million in 2010, $59 million in 2011, $45 million in 2012, $29 million in 2013 and $19 million in 2014.

For the three months ended March 31, 2009, the Company did not renew or extend any intangible assets.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	Debt

	As of	As of
	March 31,	December 31,
	2009	2008
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	68	81
Short-term borrowings, principally comprised of amounts due to affiliates	127	152

Short-term borrowings and current installments of long-term debt — third party and affiliates	195	233

Long-term debt
Senior Credit Facilities: Term Loan facility due 2014	2,763	2,794
Term notes 7.125%, due 2009	—	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings due at various dates through 2054	217	211
Other bank obligations, interest rates ranging from 3.0% to 6.5%, due at various dates through 2014	181	181

Subtotal	3,342	3,381
Less: Current installments of long-term debt	68	81

Long-term debt	3,274	3,300

Senior Credit Facilities

The Company’s senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of March 31, 2009 and April 2, 2009, the applicable margin was 1.5% and 1.75%, respectively. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of March 31, 2009, there were $85 million of letters of credit issued under the credit-linked revolving facility and $143 million remained available for borrowing. As of March 31, 2009, there were no outstanding borrowings or letters of credit issued under the revolving credit facility.

The Company’s senior credit agreement requires us to maintain a first lien senior secured leverage ratio not greater than 3.90 to 1.00 for the trailing four quarters if there are outstanding borrowings under the revolving credit facility. The first lien senior secured leverage ratio is calculated as the ratio of consolidated first lien senior secured debt to earnings before interest, taxes, depreciation and amortization, subject to adjustment identified in the credit

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

agreement. Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at March 31, 2009, the Company’s borrowing capacity under the revolving credit facility is $650 million.

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

The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2009.

7.	Other Liabilities

The components of current Other liabilities are as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
	(In $ millions)

Salaries and benefits	86	107
Environmental	16	19
Restructuring	32	32
Insurance	34	34
Asset retirement obligations	7	9
Derivatives	58	67
Current portion of benefit obligations	57	57
Interest	34	54
Sales and use tax/ foreign withholding tax payable	88	16
Other	164	179

Current Other liabilities	576	574

The components of noncurrent Other liabilities are as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
	(In $ millions)

Environmental	82	79
Insurance	88	85
Deferred revenue	52	56
Deferred proceeds (Note 4, Note 17)	782	370
Asset retirement obligations	36	40
Derivatives	75	76
Other	104	100

Noncurrent Other liabilities	1,219	806

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

			Postretirement
	Pension Benefits		Benefits
	Three Months Ended March 31,
	2009	2008	2009	2008
		(In $ millions)

Components of net periodic benefit costs
Service cost	7	7	—	—
Interest cost	47	42	4	4
Expected return on plan assets	(50)	(47)	—	—
Recognized actuarial (gain) loss	—	—	(1)	(1)

Net periodic benefit costs	4	2	3	3

The Company expects to contribute $40 million to its defined benefit pension plans in 2009. As of March 31, 2009, $8 million of contributions have been made. The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company expects to make benefit contributions of $35 million under the provisions of its other postretirement benefit plans in 2009. As of March 31, 2009, $6 million of benefit contributions have been made.

The Company participates in multiemployer defined benefit plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit plans are based on specified percentages of employee contributions and totaled $1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.

9.	Environmental

General

The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters were $98 million as of March 31, 2009 and December 31, 2008.

Remediation

Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG (“Hoechst”), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

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

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party’s percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available. The Company had provisions totaling $11 million as of March 31, 2009 and December 31, 2008 for US Superfund sites.

Additional information relating to environmental remediation activity is contained in the footnotes to the Company’s consolidated financial statements included in the 2008 Form 10-K.

10.	Shareholders’ Equity

Treasury Stock

In February 2008, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Series A common stock. This authorization was increased to $500 million in October 2008. The authorization gives management discretion in determining the conditions under which shares may be repurchased. As of March 31, 2009, the Company had repurchased 9,763,200 shares of its Series A common stock pursuant to this authorization. During the three months ended March 31, 2009, the Company did not repurchase any shares of its Series A common stock. During the three months ended March 31, 2008, the Company repurchased 1,581,700 shares of its Series A common stock at an average purchase price of $37.91 per share.

Purchases of treasury stock reduce the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Other Comprehensive Income (Loss), Net

Adjustments to net earnings (loss) to calculate other comprehensive income (loss) totaled $(111) million and $(33) million for the three months ended March 31, 2009 and 2008, respectively. Income taxes had no impact on Other comprehensive income (loss) during either period.

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

Plumbing Actions

CNA Holdings, Inc. (“CNA Holdings”), a US subsidiary of the Company, which included the US business now conducted by the Ticona business included in the Advanced Engineered Materials segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona’s acetal copolymer in similar applications, CNA Holdings does not believe Ticona’s acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings’ potential future exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site-built homes during 1986 and in manufactured homes during 1990.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements which called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlements, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. In 2002, based on projections that the cap would be exceeded, Shell and the Company added $75 million for a total of $1.025 billion. The cap was further increased by $78 million to $1.103 billion primarily as a result of funds transferred from the US Brass Trust. Additional funds transferred from the US Brass Trust may further increase the cap in the future. Excess funds remaining at the end of 2009 are payable to Shell and the Company.

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

As of both March 31, 2009 and December 31, 2008, the Company had remaining accruals of $64 million, of which $2 million is included in current Other liabilities in the unaudited consolidated balance sheets.

The Company reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims. During the year ended December 31, 2007, the Company received $23 million of insurance proceeds from various CNA Holdings’ insurers as full satisfaction for their responsibility for these claims. During the year ended December 31, 2008, the Company received less than $1 million from insurers. During the three months ended March 31, 2009, the Company received $1 million from an insolvent carrier.

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

Sorbates Antitrust Actions

In May 2002, the European Commission informed Hoechst of its intent to officially investigate the sorbates industry. In early January 2003, the European Commission served Hoechst, Nutrinova, Inc., a US subsidiary of Nutrinova Nutrition Specialties & Food Ingredients GmbH and previously a wholly owned subsidiary of Hoechst (“Nutrinova”), and a number of competitors of Nutrinova with a statement of objections alleging unlawful, anticompetitive behavior affecting the European sorbates market. In October 2003, the European Commission ruled that Hoechst, Chisso Corporation, Daicel Chemical Industries Ltd. (“Daicel”), The Nippon Synthetic Chemical Industry Co. Ltd. and Ueno Fine Chemicals Industry Ltd. operated a cartel in the European sorbates market between 1979 and 1996. The European Commission imposed a total fine of €138 million on such companies, of which €99 million was assessed against Hoechst and its legal successors. The case against Nutrinova was closed. Pursuant to the Demerger Agreement with Hoechst, Celanese GmbH was assigned the obligation related to the sorbates antitrust matter; however, Hoechst, and its legal successors, agreed to indemnify Celanese GmbH for 80% of any costs Celanese GmbH incurred relative to this matter. Accordingly, Celanese GmbH recognized a receivable from Hoechst from this indemnification. In June 2008, the Court of First Instance of the European Communities (Fifth

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Chamber) reduced the fine against Hoechst to €74.25 million and in July 2008, Hoechst paid the €74.25 million fine. In August 2008, the Company paid Hoechst €17 million, including interest of €2 million, in satisfaction of its 20% obligation with respect to the fine.

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the settlement of the European Union’s investigation, as well as civil claims filed and settled, the Company released its accruals related to the settled sorbates antitrust matters and the indemnification receivables resulting in a gain of $8 million, net, for the year ended December 31, 2008.

In addition, in 2004 a civil antitrust action styled Freeman Industries LLC v. Eastman Chemical Co., et. al. was filed against Hoechst and Nutrinova, in the Law Court for Sullivan County in Kingsport, Tennessee. The plaintiff sought monetary damages and other relief for alleged conduct involving the sorbates industry. The trial court dismissed the plaintiff’s claims and upon appeal the Supreme Court of Tennessee affirmed the dismissal of the plaintiff’s claims. In December 2005, the plaintiff lost an attempt to amend its complaint and the entire action was dismissed with prejudice by the trial court. Plaintiff’s counsel has subsequently filed a new complaint with new class representatives in the District Court of the District of Tennessee. The Company’s motion to strike the class allegations was granted in April 2008 and the plaintiff’s request to appeal the ruling is currently pending.

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

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement are under court review in special award proceedings. As a result of these proceedings, either amount could be increased by the court so that all former Celanese GmbH shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. Certain former Celanese GmbH shareholders may initiate such proceedings also with respect to the Squeeze-Out compensation. In this case, former Celanese GmbH shareholders who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out are entitled, pursuant to a settlement agreement between the Purchaser and certain former Celanese GmbH shareholders, to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings. Payments these shareholders already received as compensation for their shares will be offset so that those shareholders who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.

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

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and Celanese GmbH (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions against all Celanese Entities in consideration of a payment by the Company of $107 million. This proceeding related to sales by the polyester staple fibers business which Hoechst AG sold to KoSa, Inc. in 1998. Accordingly, the impact of this settlement is reflected within discontinued operations in the consolidated statements of operations. The Company also previously entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 in the Western District of North Carolina entitled Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-CV-00578). The Company is actively defending this matter.

In 1998, HCC sold its polyester staple business as part of the sale of its Film & Fibers Division to KoSa B.V., f/k/a Arteva B.V. and a subsidiary of Koch Industries, Inc. (“KoSa”). In March 2001 the US Department of Justice (“DOJ”) commenced an investigation of possible price fixing regarding the sales of polyester staple fibers in the US subsequent to the period the Celanese Entities were engaged in the polyester staple fiber business. The Celanese Entities were never named in the DOJ action. As a result of the DOJ action, during August of 2002, Arteva Specialties, S.a.r.l., a subsidiary of KoSa, (“Arteva Specialties”) pled guilty to criminal violation of the Sherman Act related to anti-competitive conduct occurring after the 1998 sale of the polyester staple fiber business and paid a fine of $29 million. In a complaint pending against the Celanese Entities and Hoechst in the United States District Court for the Southern District of New York, Koch Industries, Inc., KoSa, Arteva Specialties and Arteva Services S.a.r.l. seek damages in excess of $371 million which includes indemnification for all damages related to the defendants’ alleged participation in, and failure to disclose, the alleged conspiracy during due diligence.

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

The Company’s obligation to indemnify Hoechst, and its legal successors, is subject to the following thresholds:

•	The Company will indemnify Hoechst, and its legal successors, against those liabilities up to €250 million;

•	Hoechst, and its legal successors, will bear those liabilities exceeding €250 million; however, the Company will reimburse Hoechst, and its legal successors, for one-third of those liabilities for amounts that exceed €750 million in the aggregate.

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million. Three of the divestiture agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $32 million and $27 million as of March 31, 2009 and December 31, 2008, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification as it is not probable or estimable. The Company has not made any payments to Hoechst or its legal successors during the three months ended March 31, 2009 or 2008 in connection with this indemnification.

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

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.3 billion as of March 31, 2009. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of March 31, 2009 and December 31, 2008, the Company has reserves in the aggregate of $31 million and $33 million, respectively, for these matters.

• Other Obligations

The Company is secondarily liable under a lease agreement that the Company assigned to a third party. The lease expires on April 30, 2012. The lease liability for the period from April 1, 2009 to April 30, 2012 is estimated to be approximately $25 million.

The Company has agreed to indemnify various insurance carriers for amounts not in excess of the settlements received from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements which is limited in term is approximately $10 million.

Asbestos Claims

As of March 31, 2009, Celanese Ltd. and/or CNA Holdings, Inc., both US subsidiaries of the Company, are defendants in approximately 549 asbestos cases. During the three months ended March 31, 2009, 16 new cases were filed against the Company and 26 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is no significant exposure related to these matters.

12.	Financial Instruments

Risk Management

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of the variable rate debt to a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges. The notional value of the Company’s US dollar interest rate swap agreements at March 31, 2009 and December 31, 2008 were $1.6 billion and $1.8 billion, respectively. The notional value of the Company’s Euro interest rate swap agreement was €150 million at both March 31, 2009 and December 31, 2008.

To protect the foreign currency exposure of a net investment in a foreign operation, the Company has designated €15 million of the €400 million euro denominated portion of the term loan as a net investment hedge.

The Company enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. Through these instruments, the Company mitigates its foreign currency exposure on transactions with third party entities as well as intercompany transactions. The forward currency forwards and swaps are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are classified as Other income (expense), net, in the unaudited interim consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are classified as Foreign exchange gain (loss), net, in the unaudited interim consolidated statements of operations. The notional value of the Company’s foreign

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

currency forwards and swaps at March 31, 2009 and December 31, 2008 were $420 million and $1 billion, respectively.

The following table presents information regarding changes in the fair value of the Company’s derivative arrangements:

	Gain (Loss)
	Recognized in Other	Gain (Loss)
	Comprehensive	Recognized in
	Income	Income
	(In $ millions)

For the three months ended March 31, 2009
Derivatives designated as cash flow hedging instruments
Interest rate swaps	(15)	(12	)(1)
Derivatives designated as net investment hedging instruments
Euro-denominated term loan	(1)	—
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	(9)

Total	(16)	(21)

(1)	Amount represents reclassification from Accumulated other comprehensive income and is classified as interest expense in the unaudited interim consolidated statement of operations.

Fair Value Measurements

On January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonrecurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, property, plant and equipment and asset retirement obligations. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement as of
	March 31, 2009 Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs	As of
	(Level 1)	(Level 2)	March 31, 2009
		(In $ millions)

Assets
Marketable securities, at fair value	36	49	85
Derivatives
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps (included in current Other assets)	—	5	5

Total assets	36	54	90

Liabilities
Derivatives
Derivatives designated as cash flow hedging instruments
Interest rate swaps (included in current Other liabilities)	—	(55)	(55)
Interest rate swaps (included in noncurrent Other liabilities)	—	(75)	(75)
Derivatives not designated as hedging instruments
Foreign currency forward and swaps (included in current Other liabilities)	—	(3)	(3)

Total liabilities	—	(133)	(133)

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurement as of
	December 31, 2008 Using
	Quoted Prices in
	Active Markets for	Significant Other	As of
	Identical Assets	Observable Inputs	December 31,
	(Level 1)	(Level 2)	2008
		(In $ millions)

Assets
Marketable securities, at fair value	42	58	100
Derivatives
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps (included in current Other assets)	—	54	54

Total assets	42	112	154

Liabilities
Derivatives
Derivatives designated as cash flow hedging instruments
Interest rate swaps (included in current Other liabilities)	—	(42)	(42)
Interest rate swaps (included in noncurrent Other liabilities)	—	(76)	(76)
Derivatives not designated as hedging instruments
Foreign currency forward and swaps (included in current Other liabilities)	—	(25)	(25)

Total liabilities	—	(143)	(143)

13.	Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In $ millions)

Employee termination benefits	(24)	(7)
Plant/office closures	—	(7)
Insurance recoveries associated with plumbing cases	1	—
Insurance recoveries associated with Clear Lake, Texas	6	—
Asset impairments	(1)	—
Ticona Kelsterbach plant relocation (Note 17)	(3)	(2)

Other (charges) gains, net	(21)	(16)

During the first quarter of 2009, the Company began efforts to align production capacity and staffing levels with the Company’s current view of an economic environment of prolonged lower demand. Other charges includes

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

employee termination benefits of $21 million related to this endeavor. As a result of the shutdown of the VAM production unit in Cangrejera, Mexico, the Company recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the three months ended March 31, 2009. The VAM production unit in Cangrejera, Mexico is included in the Company’s Acetyl Intermediates segment.

Other charges for the three months ended March 31, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims the Company made related to the unplanned outage of the Company’s Clear Lake, Texas acetic acid facility during 2007 and $1 million of insurance recoveries associated with plumbing cases.

Employee termination benefits during the three months ended March 31, 2008 relates primarily to the Company’s strategy to simplify and optimize its business portfolio. Plant/office closures during 2008 includes accelerated depreciation expense related to the shutdown of the Company’s Pampa, Texas facility.

The changes in the restructuring reserves by business segment are as follows:

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total
	(In $ millions)

Employee Termination Benefits
Employee termination benefits reserve as of December 31, 2008	2	1	6	20	—	29
Restructuring additions	7	—	1	6	9	23
Cash payments	(2)	—	(3)	(17)	—	(22)

Employee termination benefits reserve as of March 31, 2009	7	1	4	9	9	30

Plant/Office Closures
Plant/Office closures reserve as of December 31, 2008	1	1	—	1	—	3
Other	—	(1)	—	—	—	(1)

Plant/Office closures reserve as of March 31, 2009	1	—	—	1	—	2

Total Restructuring reserves as of March 31, 2009	8	1	4	10	9	32

14.	Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2009 was (31)% compared to 33% for the three months ended March 31, 2008. The change in the effective rate is primarily due to an increase in valuation allowance on certain expected foreign net operating losses for the current year, lower earnings in jurisdictions participating in tax holidays, and increases in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) liabilities for unrecognized tax benefits and related interest.

FIN 48 liabilities for unrecognized tax benefits and related interest and penalties are recorded in Uncertain tax positions in the unaudited consolidated balance sheets. For the three months ended March 31, 2009, the total unrecognized tax benefits, interest and penalties recorded under FIN 48 increased by $7 million for interest and increases in unrecognized tax benefits in foreign jurisdictions, and decreased $7 million due to exchange rate effects.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

15.	Business Segments

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
				(In $ millions)

As of and for the three months ended March 31, 2009
Net sales	165	266	242	572	(1)	—	(99)	1,146
Other (charges) gains, net	(9)	—	(2)	(1)		(9)	—	(21)
Equity in net earnings (loss) of affiliates	(8)	1	—	2		3	—	(2)
Earnings (loss) from continuing operations before tax	(27)	69	10	16		(84)	—	(16)
Depreciation and amortization	17	12	13	27		2	—	71
Capital expenditures(2)	4	8	10	8		—	—	30
Goodwill and intangible assets	383	298	69	343		—	—	1,093
Total Assets	1,815	1,064	884	1,917		1,657	—	7,337
For the three months ended March 31, 2008
Net sales	294	282	365	1,096	(1)	—	(191)	1,846
Other (charges) gains, net	(3)	(1)	(3)	(7)		(2)	—	(16)
Equity in net earnings (loss) of affiliates	9	—	—	—		1	—	10
Earnings (loss) from continuing operations before tax	39	50	17	206		(94)	—	218
Depreciation and amortization	20	14	14	32		3	—	83
Capital expenditures(2)	13	10	11	24		3	—	61
Goodwill and intangible assets as of December 31, 2008	398	309	73	363		—	—	1,143
Total Assets as of December 31, 2008	1,867	995	903	2,197		1,204	—	7,166

(1)	Includes $99 million and $191 million of intersegment sales eliminated in consolidation for the three months ended March 31, 2009 and 2008, respectively.

(2)	Includes decrease of accrued capital expenditures of $26 million and $20 million for the three months ended March 31, 2009 and 2008, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

16.	Earnings Per Share

	Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In $ millions, except for share and per share data)

Earnings (loss) from continuing operations	(21)	(21)	145	145
Earnings (loss) from discontinued operations	1	1	—	—

Net earnings (loss)	(20)	(20)	145	145
Less: cumulative preferred stock dividends	(3)	(3)	(3)	—

Net earnings (loss) available to common shareholders	(23)	(23)	142	145

Weighted average shares — basic	143,506,981	143,506,981	151,993,753	151,993,753
Dilutive stock options		—		2,780,077
Dilutive restricted stock units		—		483,080
Assumed conversion of preferred stock		—		12,049,106

Weighted average shares — diluted		143,506,981		167,306,016

Per share
Earnings (loss) from continuing operations	(0.17)	(0.17)	0.93	0.87
Earnings (loss) from discontinued operations	0.01	0.01	—	—

Net earnings (loss)	(0.16)	(0.16)	0.93	0.87

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Three Months
	Ended March 31,
	2009	2008

Stock options	6,941,949	684,167
Restricted stock units	628,005	—
Convertible preferred stock	12,076,985	—

Total	19,646,939	684,167

17.	Ticona Kelsterbach Plant Relocation

In 2007, the Company finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona business, resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Under the original agreement, Fraport agreed to pay Ticona a total of €670 million over a five-year period to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. In February 2009, the Company announced the Fraport supervisory board approved the acceleration of the 2009 and 2010 payments of €200 million and €140 million, respectively, required by the settlement agreement signed in June 2007. In February 2009, the Company received a discounted amount of €322 million ($412 million) under this agreement. Amounts received from Fraport are accounted for as deferred proceeds and are included in noncurrent Other liabilities in the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

unaudited consolidated balance sheets. In addition, the Company received €59 million ($75 million) in value-added tax from Fraport which will be remitted to the tax authorities in April 2009.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Three Months Ended		Total From
	March 31,		Inception Through
	2009	2008	March 31, 2009
	(In $ millions)

Proceeds received from Fraport	412	—	749
Costs expensed	3	2	20
Costs capitalized(1)	65	21	308

(1)	Includes increase in accrued capital expenditures of $7 million and decrease in accrued capital expenditures of $7 million for the three months ended March 31, 2009 and 2008, respectively.

18.	Subsequent Events

On April 3, 2009, the Company declared a cash dividend of $0.265625 per share on its 4.25% convertible perpetual preferred stock amounting to $2 million and a cash dividend of $0.04 per share on its Series A common stock amounting to $6 million. Both cash dividends are for the period from February 1, 2009 to April 30, 2009 and will be paid on May 1, 2009 to holders of record as of April 15, 2009.

On April 27, 2009, the Company signed a definitive agreement to divest the primary assets of its polyvinyl alcohol (“PVOH”) business for a cash purchase price of approximately $173 million. The agreement is subject to the receipt of certain regulatory approvals and other customary closing conditions. The transaction is expected to close during 2009. This transaction is not expected to be material to the financial position of the Company, but may be material to the results of operations for any given period. The PVOH business is included in the Industrial Specialties Segment.

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

The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2008, as filed on February 13, 2009 with the Securities and Exchange Commission (“SEC”) as part of the Company’s Annual Report on Form 10-K (the “2008 Form 10-K”) and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

See the Risk Factors section under Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, wood pulp, fuel oil and electricity;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of intellectual property and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions under existing or future environmental regulations;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates; and

•	various other factors, both referenced and not referenced in this Quarterly Report on Form 10-Q.

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

2009 Significant Events:

•	We entered into an agreement to divest the primary assets of our polyvinyl alcohol (“PVOH”) business for a cash purchase price of approximately $173 million. The transaction is expected to close during 2009.

•	We announced the Fraport supervisory board approved the acceleration of the 2009 and 2010 payments of €200 million and €140 million, respectively, required by the settlement agreement signed in June 2007. On February 5, 2009, we received a discounted amount of approximately €322 million ($412 million), excluding value-added tax of €59 million ($75 million).

•	We shut down our vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, and ceased VAM production at the site during the first quarter of 2009.

•	We initiated a project of closure of our acetic acid and VAM units in Pardies, France. This project follows the assessment phase initiated in January 2009 regarding the potential closure of the site and the acetic acid and VAM operations.

•	Standard and Poor’s affirmed our ratings and revised our outlook from positive to stable in February 2009.

Results of Operations

Financial Highlights

	Three Months Ended March 31,
		% of		% of
	2009	Net Sales	2008	Net Sales
	(unaudited)
	(In $ millions, except for percentages)

Statement of Operations Data
Net sales	1,146	100.0	1,846	100.0
Gross profit	200	17.4	418	22.6
Selling, general and administrative expenses	(114)	(9.9)	(136)	(7.4)
Other (charges) gains, net	(21)	(1.8)	(16)	(0.9)
Operating profit	27	2.4	234	12.7
Equity in net earnings (loss) of affiliates	(2)	(0.2)	10	0.5
Interest expense	(51)	(4.4)	(67)	(3.6)
Dividend income — cost investments	6	0.5	28	1.5
Earnings (loss) from continuing operations before tax	(16)	(1.4)	218	11.8
Earnings (loss) from continuing operations	(21)	(1.8)	145	7.9
Earnings (loss) from discontinued operations	1	0.1	—	—
Net earnings (loss)	(20)	(1.7)	145	7.9
Other Data
Depreciation and amortization	71	6.2	83	4.5

	As of	As of
	March 31,	December 31,
	2009	2008
	(unaudited)
	(In $ millions)

Balance Sheet Data
Short-term borrowings and current installments of long-term debt — third party and affiliates	195	233
Add: Long-term debt	3,274	3,300

Total debt	3,469	3,533

Summary of Consolidated Results for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

The economic slowdown that severely impacted the global economy late in 2008 continued to impact net sales and profitability during the first quarter of 2009. Net sales decreased 38% during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower volumes and unfavorable foreign currency impacts across all segments and lower prices for acetyl products. Decreased demand for automotive and industrial products, together with continued destocking efforts by our customers, drove the decline in volumes. Volume declines occurred primarily in Europe and the Americas. Selling prices during the period were negatively impacted by lower industry utilization of acetyl products, particularly in Europe and the Americas, coupled with lower methanol and ethylene prices. Selling price increases for acetate tow, ultra-high molecular weight polyethylene (“GUR®”), polyacetal products (“POM”) and Vectra® liquid crystal polymer (“LCP”) partially offset the overall decline in net sales.

Gross profit declined due to lower net sales, partially offset by decreased raw material and energy costs, and depreciation and amortization across all businesses. Depreciation and amortization declines result partially from the shutdown of our Pampa, Texas facility and the long-lived asset impairment losses recognized during the fourth quarter of 2008.

Selling, general and administrative expenses decreased $22 million for the three months ended March 31, 2009 compared to the same period in 2008. Selling, general and administrative expenses declined due to our fixed spending reduction efforts, restructuring efficiencies, decreased costs resulting from the shutdown of our Pampa, Texas facility and favorable currency impacts on overall spending.

The components of Other (charges) gains, net are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
	(In $ millions)

Employee termination benefits	(24)	(7)
Plant/office closures	—	(7)
Insurance recoveries associated with plumbing cases	1	—
Insurance recoveries associated with Clear Lake, Texas	6	—
Asset impairments	(1)	—
Ticona Kelsterbach plant relocation	(3)	(2)

Other (charges) gains, net	(21)	(16)

During the first quarter of 2009, we began efforts to align production capacity and staffing levels with our current view of an economic environment of prolonged lower demand. Other charges includes employee termination benefits of $21 million related to this endeavor. As a result of the shutdown of the VAM production unit in Cangrejera, Mexico, we recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the three months ended March 31, 2009. Other charges for the three months ended March 31, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims we made related to the unplanned outage of our Clear Lake, Texas acetic acid facility during 2007 and $1 million of insurance recoveries associated with plumbing cases.

During the three months ended March 31, 2008, employee termination benefits relates primarily to our continued strategy to simplify and optimize our business portfolio. Plant/office closures includes accelerated depreciation expense primarily related to the planned shutdown of our Pampa, Texas facility.

Operating profit decreased $207 million for the three months ended March 31, 2009 compared to the same period in 2008. The decline is primarily attributable to the decline in gross profit and foreign exchange gains recognized during the first quarter of 2009 compared to 2008. These declines were offset by decreased selling, general and administrative expenses.

Earnings (loss) from continuing operations before tax decreased $234 million during the first quarter of 2009 compared to the same period in 2008 primarily due to lower operating profit, decreased equity in net earnings of affiliates and reduced dividend income from cost investments. Equity in net earnings of affiliates decreased $12 million compared to the same period in 2008 primarily due to a $17 million decrease in our equity in net earnings of our Advanced Engineered Materials affiliates offset primarily by increased earnings from our Infraserv affiliates. Dividend income from our Acetyl Intermediate segment’s cost investment, Ibn Sina, declined $25 million for the three months ended March 31, 2009 compared to the same period in 2008 as a result of lower earnings from declining margins for methanol and methyl tertiary-butyl ether (“MTBE”). A $16 million reduction in interest expense primarily attributable to lower interest rates partially offset the decline in Earnings (loss) from continuing operations before tax.

Our effective income tax rate for the three months ended March 31, 2009 was (31)% compared to 33% for the three months ended March 31, 2008. The change in the effective rate is primarily due to an increase in valuation allowance on certain expected foreign net operating losses for the current year, lower earnings in jurisdictions participating in tax holidays, and increases in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) liabilities for unrecognized tax benefits and related interest.

Expansion in China

The acetic acid facility located in our Nanjing, China complex achieved normal operations in June 2007 and we commenced production of vinyl acetate emulsions at the complex during the fourth quarter of 2007. During the first quarter of 2008, we commissioned the startup of our Celstran® long fiber reinforced thermoplastic (“LFRT”) unit in Nanjing. Our newly constructed 20,000 ton GUR® facility, 100,000 ton acetic anhydride facility and 300,000 ton VAM facility started up during the third quarter of 2008.

In 2008, we announced our plans to build both a compounding unit and an LCP production facility at our Nanjing complex. Construction and startup of these facilities will depend on market conditions.

The complex brings world-class scale to one site for the production of acetic acid, VAM, acetic anhydride, emulsions, LFRT, GUR®, LCP and compounding. We believe the Nanjing complex will further enhance our capabilities to better meet the growing needs of our customers in a number of industries across Asia.

Selected Data by Business Segment

	Three Months Ended March 31,
			Change
	2009	2008	in $
	(unaudited)
	(In $ millions)

Net sales
Advanced Engineered Materials	165	294	(129)
Consumer Specialties	266	282	(16)
Industrial Specialties	242	365	(123)
Acetyl Intermediates	572	1,096	(524)
Other Activities	—	—	—
Inter-segment eliminations	(99)	(191)	92

Total net sales	1,146	1,846	(700)

Other (charges) gains, net
Advanced Engineered Materials	(9)	(3)	(6)
Consumer Specialties	—	(1)	1
Industrial Specialties	(2)	(3)	1
Acetyl Intermediates	(1)	(7)	6
Other Activities	(9)	(2)	(7)

Total other (charges) gains, net	(21)	(16)	(5)

Operating profit (loss)
Advanced Engineered Materials	(19)	30	(49)
Consumer Specialties	66	50	16
Industrial Specialties	10	17	(7)
Acetyl Intermediates	12	177	(165)
Other Activities	(42)	(40)	(2)

Total operating profit (loss)	27	234	(207)

Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	(27)	39	(66)
Consumer Specialties	69	50	19
Industrial Specialties	10	17	(7)
Acetyl Intermediates	16	206	(190)
Other Activities	(84)	(94)	10

Total earnings (loss) from continuing operations before tax	(16)	218	(234)

Depreciation and amortization
Advanced Engineered Materials	17	20	(3)
Consumer Specialties	12	14	(2)
Industrial Specialties	13	14	(1)
Acetyl Intermediates	27	32	(5)
Other Activities	2	3	(1)

Total depreciation and amortization	71	83	(12)

Factors Affecting Segment Net Sales

The charts below set forth the percentage increase (decrease) in net sales from the period ended March 31, 2008 to the period ended March 31, 2009 attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)

Factors Affecting First Quarter 2009 Segment Net Sales Compared to First Quarter 2008
Advanced Engineered Materials	(43)	4	(5)	—	(44)
Consumer Specialties	(11)	8	(3)	—	(6)
Industrial Specialties	(26)	(3)	(5)	—	(34)
Acetyl Intermediates	(19)	(27)	(2)	—	(48)
Total Company(a)	(25)	(14)	(4)	5	(38)

(a)	Includes the effects of the captive insurance companies and the impact of fluctuations in intersegment eliminations.

Summary by Business Segment for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Advanced Engineered Materials

	Three Months Ended March 31,
			Change
	2009	2008	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	165	294	(129)
Net sales variance
Volume	(43)%
Price	4%
Currency	(5)%
Other	—
Other (charges) gains, net	(9)	(3)	(6)
Operating profit (loss)	(19)	30	(49)
Operating margin	(11.5)%	10.2%
Earnings (loss) from continuing operations before tax	(27)	39	(66)
Depreciation and amortization	17	20	(3)

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, we are a leading participant in the global technical polymers industry. The primary products of Advanced Engineered Materials are POM, polyphenylene sulfide (“PPS”), LFRT, polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), GUR® and LCP. POM, PPS, LFRT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.

Advanced Engineered Materials’ net sales decreased 44% for the three months ended March 31, 2009 compared to the same period in 2008. Significant weakness in the global economy resulted in a dramatic decline in demand for automotive, electrical and electronic products as well as for other industrial products. As a result, sales volumes dropped significantly across all product lines. Unfavorable foreign currency impacts furthered the decline. Higher pricing resulting from implemented price increases and favorable impacts from sales mix offset the decrease to net sales.

Lower raw material and energy costs resulting from reduced volumes and decreased overall spending only partially offset the decline in net sales. Decreased overall spending was the result of our fixed spending reduction efforts. Lower operating profit during the three month period was also attributable to increased other charges of $6 million. Other charges during the three months ended March 31, 2009 primarily relates to employee termination benefits. Non-capital spending incurred on the relocation of our Ticona plant in Kelsterbach was relatively flat compared to 2008. See “Ticona Kelsterbach Plant Relocation” below.

Our equity affiliates have experienced similar volume reductions due to decreased demand during 2009. As a result, our proportional share of net earnings of these affiliates during the three months ended March 31, 2009 declined $17 million compared to the same period in 2008.

Ticona Kelsterbach Plant Relocation

In 2007, we finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate our Kelsterbach, Germany, Ticona business resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, we will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Under the original agreement, Fraport agreed to pay Ticona a total of €670 million over a five-year period to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. In February 2009, we announced the Fraport supervisory board approved the acceleration of the 2009 and 2010 payments of €200 million and €140 million, respectively, required by the settlement agreement signed in June 2007. In February 2009, we received a discounted amount of €322 million ($412 million) under this agreement. Amounts received from Fraport are accounted for as deferred proceeds and are included in noncurrent Other liabilities in the accompanying unuaudited consolidated balance sheets. In addition, we received €59 million ($75 million) in value-added tax from Fraport which will be remitted to the tax authorities in April 2009.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Three Months Ended		Total From
	March 31,		Inception Through
	2009	2008	March 31, 2009
	(unaudited)
	(In $ millions)

Proceeds received from Fraport	412	—	749
Costs expensed	3	2	20
Costs capitalized(1)	65	21	308

(1)	Includes increase in accrued capital expenditures of $7 million and decrease in accrued capital expenditures of $7 million for the three months ended March 31, 2009 and 2008, respectively.

Consumer Specialties

	Three Months Ended March 31,
			Change
	2009	2008	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	266	282	(16)
Net sales variance
Volume	(11)%
Price	8%
Currency	(3)%
Other	—
Other (charges) gains, net	—	(1)	1
Operating profit (loss)	66	50	16
Operating margin	24.8%	17.7%
Earnings (loss) from continuing operations before tax	69	50	19
Depreciation and amortization	12	14	(2)

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

Decreased volumes in our Acetate business and unfavorable foreign currency impacts contributed to decreased net sales during the three month period ended March 31, 2009 as compared to 2008. Decreased acetate volumes were primarily due to the timing of contract settlements at the end of the quarter. Decreased flake and tow volumes were substantially offset by increased tow pricing during the period.

Operating profit for the three months ended March 31, 2009 increased $16 million compared to the same period in 2008 largely due to favorable foreign currency impacts on overall expenditures. Decreased plant spending and improved energy costs also contributed to the increase.

During the three month period ended March 31, 2009, earnings from continuing operations before tax increased due to increased operating profit as well as higher dividends from our China ventures of $3 million.

Industrial Specialties

	Three Months Ended March 31,
			Change
	2009	2008	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	242	365	(123)
Net sales variance
Volume	(26)%
Price	(3)%
Currency	(5)%
Other	—
Other (charges) gains, net	(2)	(3)	1
Operating profit (loss)	10	17	(7)
Operating margin	4.1%	4.7%
Earnings (loss) from continuing operations before tax	10	17	(7)
Depreciation and amortization	13	14	(1)

Our Industrial Specialties segment includes our Emulsions, PVOH and AT Plastics businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low volatile organic compounds (“VOC”), an environmentally-friendly technology. As a global leader, our PVOH business produces a broad portfolio of performance PVOH chemicals engineered to meet specific customer requirements. Our emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, construction, glass fiber, textiles and paper. AT Plastics offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate resins and compounds. AT Plastics’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing, automotive carpeting and solar cell encapsulation films.

Decreased volumes across all businesses drove the decline in net sales during the three months ended March 31, 2009 compared to the same period in 2008. The Emulsions and PVOH businesses experienced volume reductions due to decreased demand stemming from the global economic downturn. Declines in emulsions volumes were concentrated in North America and Europe, offset by a volume increase in Asia due to higher production at our Nanjing emulsions plant. PVOH volumes declined across all regions and were also attributable to continued customer destocking efforts. AT Plastics volumes declined due to the force majeure event at our Edmonton plant. Declines in price and unfavorable currency impacts also negatively impacted net sales during the period.

Operating profit declined $7 million compared to the same period in 2008. Decreased raw material and energy costs and reduced overall spending partially offset the decline in net sales. Reduced spending is attributable to our fixed spending reduction efforts, restructuring efficiencies and favorable foreign currency impacts.

Acetyl Intermediates

	Three Months Ended March 31,
			Change
	2009	2008	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	572	1,096	(524)
Net sales variance
Volume	(19)%
Price	(27)%
Currency	(2)%
Other	—
Other (charges) gains, net	(1)	(7)	6
Operating profit (loss)	12	177	(165)
Operating margin	2.1%	16.1%
Earnings (loss) from continuing operations before tax	16	206	(190)
Depreciation and amortization	27	32	(5)

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Acetyl Intermediates’ net sales declined by 48% during the three months ended March 31, 2009 compared to the same period in 2008 due to lower prices across all regions, lower volumes and unfavorable currency impacts. Lower volume was driven by continued destocking and a reduction in underlying demand compared to the same period in 2008, particularly in Europe and in the Americas. Lower industry utilization of acetyl products in Europe and the Americas coupled with lower methanol and ethylene prices, drove a reduction in selling prices in these regions during the period. Selling prices declined during the period as our formula-based pricing arrangements in the US were negatively impacted by lower ethylene and methanol costs.

Operating profit declined $165 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily as a result of lower volume and prices, offset partially by lower ethylene, methanol and energy prices, reduced spending due to the shutdown of our Pampa, Texas facility and other reductions in spending. Depreciation and amortization expense declined primarily as a result of the long-lived asset impairment losses recognized in the fourth quarter of 2008 related to the potential closure of our acetic acid and VAM production facility in Pardies, France, the closure of our VAM production unit in Cangrejera, Mexico in February 2009, coupled with lower depreciation resulting from the shutdown of our Pampa, Texas facility. Other charges of $7 million during the three months ended March 31, 2008 were primarily related to the planned shutdown of our Pampa, Texas facility. Other charges during the three months ended March 31, 2009 consists of $6 million of insurance recoveries in satisfaction of claims we made related to the unplanned outage of our Clear Lake, Texas acetic acid facility during 2007, offset by charges related to the shutdown of our Cangrejera, Mexico facility and the alignment of staffing levels with our view of the current economic environment.

Earnings from continuing operations before tax declined $190 million for the three months ended March 31, 2009 compared to the same period in 2008, due to lower operating profit and dividend income from our cost investment. Dividend income from our cost investment, Ibn Sina, declined $25 million for the three months ended March 31, 2009 compared to the same period in 2008 as a result of lower earnings from declining margins for methanol and MTBE.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.

The operating loss for Other Activities increased $2 million for the three months ended March 31, 2009 compared to the same period in 2008. The increase in the operating loss is due to increased other charges. Other charges during the three months ended March 31, 2009 primarily includes charges related to employee termination benefits.

The loss from continuing operations before tax decreased $10 million for the three months ended March 31, 2009 compared to the same period in 2008. The decrease is primarily due to reduced interest expense resulting from lower interest rates on our senior credit facilities during the period as well as lower operating loss during the period.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have $143 million available for borrowing under our credit-linked revolving facility and $650 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations. We must maintain a first lien senior secured leverage ratio not greater than 3.90 to 1.00 in order to borrow under the revolving credit facility — see “Debt and Capital” below. Our availability in future periods will be based on the first lien senior secured leverage ratio applicable to the future periods. In excess of 20 lenders participate in our revolving credit facility, each with a commitment of no more than 10% of the $650 million commitment.

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

On a stand-alone basis, Celanese Corporation has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese Corporation generally will depend on the cash flow of its subsidiaries to meet its obligations under its preferred stock, Series A common stock and the senior credit agreement.

Cash Flows

Cash and cash equivalents as of March 31, 2009 were $1,150 million, which was an increase of $474 million from December 31, 2008.

Net Cash Provided by Operating Activities

Cash flow from operations increased $33 million during the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in operating profit of $207 million was more than offset by improvements in trade working capital and receipt of €59 million ($75 million) for value-added tax received from Fraport which will be remitted to the German tax authorities in April 2009.

Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities increased from a cash outflow of $138 million for the three months ended March 31, 2008 to a cash inflow of $311 million for the same period in 2009. The increase is primarily due to receipt of proceeds of $412 million related to the Ticona Kelsterbach plant relocation. Fewer capital expenditures and less cash spent on the purchase of marketable securities also contributed to the increase. Cash spent on the Ticona Kelsterbach plant relocation of $58 million was $30 million higher than the same period in 2008.

Our cash outflow for capital expenditures was $56 million and $81 million for the three months ended March 31, 2009 and 2008, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures are expected to be approximately $175 million for 2009, excluding amounts related to the relocation of our Ticona plant in Kelsterbach. Cash outflows for capital expenditures for our Ticona plant in Kelsterbach are expected to range from $350 to $370 million during 2009.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased from a cash outflow of $112 million for the three months ended March 31, 2008 to a cash outflow of $48 million for the same period in 2009. The $64 million decrease primarily relates to the decrease in cash spent to repurchase shares during the three months ended March 31, 2009 as compared to 2008.

Debt and Capital

On April 3, 2009, we declared a cash dividend of $0.265625 per share on its 4.25% convertible perpetual preferred stock amounting to $2 million and a cash dividend of $0.04 per share on its Series A common stock amounting to $6 million. Both cash dividends are for the period from February 1, 2009 to April 30, 2009 and will be paid on May 1, 2009 to holders of record as of April 15, 2009.

In February 2008, our Board of Directors authorized the repurchase of up to $400 million of our Series A common stock. This authorization was increased to $500 million in October 2008. The authorization gives management discretion in determining the conditions under which shares may be repurchased. This repurchase program does not have an expiration date. As of March 31, 2009, we have purchased 9,763,200 shares of our Series A common stock at an average purchase price of $38.68 per share for a total of $378 million pursuant to this authorization.

As of March 31, 2009, we had total debt of $3,469 million compared to $3,533 million as of December 31, 2008. We were in compliance with all of the covenants related to our debt agreements as of March 31, 2009.

Our senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $650 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of April 2, 2009, the applicable margin was 1.75%.

As of March 31, 2009, there were $85 million of letters of credit issued under the credit-linked revolving facility and $143 million remained available for borrowing. As of March 31, 2009, there were no outstanding borrowings or letters of credit issued under the revolving credit facility.

Our senior credit agreement requires us to maintain a first lien senior secured leverage ratio not greater than 3.90 to 1.00 for the trailing four quarters if there are outstanding borrowings under the revolving credit facility. The first lien senior secured leverage ratio is calculated as the ratio of consolidated first lien senior secured debt to earnings before interest, taxes, depreciation and amortization, subject to adjustment identified in the credit agreement. Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at March 31, 2009, our borrowing capacity under the revolving credit facility is $650 million. Due to the effect of destocking and inventory impacts during the three months ended December 31, 2008 and the three months ended March 31, 2009, we anticipate our trailing four quarter calculation of the first lien senior secured leverage ratio, and therefore our availability under the revolving credit facility (unless amended), to be significantly reduced during the last half of 2009.

Contractual Obligations.

There have been no material revisions to our contractual obligations as filed in our 2008 Form 10-K.

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

We describe our significant accounting policies in Note 2, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our 2008 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2008 Form 10-K.

There have been no material revisions to the critical accounting policies as filed in our 2008 Form 10-K.

Recent Accounting Pronouncements

See Notes 2 and 12 of the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A in our 2008 Form 10-K.

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

There have been no significant developments in the “Legal Proceedings” described in our 2008 Form 10-K other than those disclosed in Note 11 to the unaudited interim consolidated financial statements.

Item 1A.	Risk Factors

There have been no material revisions to the “Risk factors” as filed in our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended March 31, 2009:

					Approximate Dollar
				Total Number of	Value of Shares
	Total Number		Average	Shares Purchased as	that may yet be
	of Shares		Price Paid	Part of Publicly	Purchased Under
Period	Purchased		per Share	Announced Program(2)	the Program

January 1 – 31, 2009	—		—	—	$122,300,000
February 1 – 28, 2009	838	(1)	$12.02	—	$122,300,000
March 1 – 31, 2009	—		—	—	$122,300,000

(1)	Relates to shares employees have elected to have withheld to cover their minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	No shares were purchased during the three months ended March 31, 2009 under our previously announced stock purchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 29, 2008).
3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 28, 2005).
10.1	Agreement and General Release, dated March 9, 2009, between the Company and John J. Gallagher III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 10, 2009).
10.2	Form of Second Amendment to Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).
10.3	Offer Letter, dated February 25, 2009, between the Company and Gjon N. Nivica Jr. (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: April 28, 2009

By:	/s/ Steven M. Sterin
Name:     Steven M. Sterin

Title:	Senior Vice President and Chief Financial Officer

Date: April 28, 2009