Form 10-Q
period 2009-06-30
Celanese CORP
filed 2009-07-29
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of July 23, 2009 was 143,579,582.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended June 30, 2009

		Page

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	a) Unaudited Interim Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	3
	b) Unaudited Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	4
	c) Unaudited Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2009	5
	d) Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	6
	e) Notes to the Unaudited Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	47

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	49
Item 6.	Exhibits	49
Signatures		51
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In $ millions, except for share and per share data)

Net sales	1,244	1,868	2,390	3,714
Cost of sales	(996)	(1,472)	(1,942)	(2,900)

Gross profit	248	396	448	814
Selling, general and administrative expenses	(114)	(138)	(228)	(274)
Amortization of intangible assets (primarily customer relationships)	(21)	(20)	(38)	(39)
Research and development expenses	(18)	(18)	(38)	(41)
Other (charges) gains, net	(6)	(7)	(27)	(23)
Foreign exchange gain (loss), net	1	(3)	3	4
Gain (loss) on disposition of businesses and assets, net	(1)	(3)	(4)	—

Operating profit	89	207	116	441
Equity in net earnings (loss) of affiliates	27	17	25	27
Interest expense	(54)	(63)	(105)	(130)
Interest income	2	10	5	19
Dividend income — cost investments	56	75	62	103
Other income (expense), net	2	1	3	5

Earnings (loss) from continuing operations before tax	122	247	106	465
Income tax (provision) benefit	(17)	(45)	(22)	(118)

Earnings (loss) from continuing operations	105	202	84	347
Earnings (loss) from operation of discontinued operations	(1)	(112)	—	(112)
Income tax (provision) benefit	—	43	—	43

Earnings (loss) from discontinued operations	(1)	(69)	—	(69)

Net earnings (loss)	104	133	84	278
Less: Net earnings (loss) attributable to noncontrolling interests	—	(1)	—	(1)

Net earnings (loss) attributable to Celanese Corporation	104	134	84	279

Cumulative preferred stock dividends	(2)	(2)	(5)	(5)

Net earnings (loss) available to common shareholders	102	132	79	274

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	105	203	84	348
Earnings (loss) from discontinued operations	(1)	(69)	—	(69)

Net earnings (loss)	104	134	84	279

Earnings (loss) per common share — basic
Continuing operations	0.72	1.33	0.55	2.26
Discontinued operations	(0.01)	(0.46)	—	(0.45)

Net earnings (loss) — basic	0.71	0.87	0.55	1.81

Earnings (loss) per common share — diluted
Continuing operations	0.67	1.21	0.54	2.08
Discontinued operations	(0.01)	(0.41)	—	(0.41)

Net earnings (loss) — diluted	0.66	0.80	0.54	1.67

Weighted average shares — basic	143,528,126	150,905,770	143,517,588	151,449,762
Weighted average shares — diluted	157,077,970	167,814,803	156,355,049	167,561,793

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2009	2008
	(In $ millions,
	except share amounts)

ASSETS
Current assets
Cash and cash equivalents	1,145	676
Trade receivables— third party and affiliates (net of allowance for doubtful accounts — 2009: $22; 2008: $25)	702	631
Non-trade receivables	231	274
Inventories	473	577
Deferred income taxes	23	24
Marketable securities, at fair value	6	6
Assets held for sale	135	2
Other assets	63	96

Total current assets	2,778	2,286

Investments in affiliates	767	789
Property, plant and equipment (net of accumulated depreciation — 2009: $1,012; 2008: $1,053)	2,533	2,470
Deferred income taxes	26	27
Marketable securities, at fair value	76	94
Other assets	327	357
Goodwill	788	779
Intangible assets, net	328	364

Total assets	7,623	7,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	224	233
Trade payables — third party and affiliates	557	523
Other liabilities	529	574
Deferred income taxes	15	15
Income taxes payable	17	24

Total current liabilities	1,342	1,369

Long-term debt	3,268	3,300
Deferred income taxes	123	122
Uncertain tax positions	229	218
Benefit obligations	1,159	1,167
Other liabilities	1,254	806
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2009 and 2008: 9,600,000 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2009: 164,171,268 issued and 143,569,582 outstanding; 2008: 164,107,394 issued and 143,505,708 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2009 and 2008: 0 shares issued and outstanding)	—	—
Treasury stock, at cost (2009 and 2008: 20,601,686 shares)	(781)	(781)
Additional paid-in capital	501	495
Retained earnings	1,114	1,047
Accumulated other comprehensive income (loss), net	(588)	(579)

Total Celanese Corporation shareholders’ equity	246	182
Noncontrolling interests	2	2

Total shareholders’ equity	248	184

Total liabilities and shareholders’ equity	7,623	7,166

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended
	June 30, 2009
	Shares Outstanding	Amount
	(In $ millions, except share data)

Preferred stock
Balance as of the beginning of the period	9,600,000	—
Issuance of preferred stock	—	—

Balance as of the end of the period	9,600,000	—

Series A common stock
Balance as of the beginning of the period	143,505,708	—
Stock option exercises	41,101	—
Purchases of treasury stock, including related fees	—	—
Stock awards	22,773	—

Balance as of the end of the period	143,569,582	—

Treasury stock
Balance as of the beginning of the period	20,601,686	(781)
Purchases of treasury stock, including related fees	—	—

Balance as of the end of the period	20,601,686	(781)

Additional paid-in capital
Balance as of the beginning of the period		495
Stock-based compensation, net of tax		5
Stock option exercises		1

Balance as of the end of the period		501

Retained earnings
Balance as of the beginning of the period		1,047
Net earnings (loss) attributable to Celanese Corporation		84
Series A common stock dividends		(12)
Preferred stock dividends		(5)

Balance as of the end of the period		1,114

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(579)
Unrealized gain (loss) on securities		(13)
Foreign currency translation		(9)
Unrealized gain (loss) on interest rate swaps		14
Pension and postretirement benefits		(1)

Balance as of the end of the period		(588)

Total Celanese Corporation shareholders’ equity		246

Noncontrolling interests
Balance as of the beginning of the period		2
Net earnings (loss) attributable to noncontrolling interests		—

Balance as of the end of the period		2

Total shareholders’ equity		248

Comprehensive income (loss)
Net earnings (loss)		84
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities		(13)
Foreign currency translation		(9)
Unrealized gain (loss) on interest rate swaps		14
Pension and postretirement benefits		(1)

Total comprehensive income (loss), net of tax		75

Comprehensive income (loss) attributable to noncontrolling interests		—

Comprehensive income (loss) attributable to Celanese Corporation		75

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(In $ millions)

Operating activities
Net earnings (loss)	84	278
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Other charges (gains), net of amounts used	(6)	5
Depreciation, amortization and accretion	156	178
Deferred income taxes, net	3	(8)
(Gain) loss on disposition of businesses and assets, net	3	(2)
Other, net	12	32
Operating cash provided by (used in) discontinued operations	1	5
Value-added tax on deferred proceeds from Ticona Kelsterbach plant relocation	—	59
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(70)	(14)
Inventories	75	(94)
Other assets	55	(1)
Trade payables — third party and affiliates	35	6
Other liabilities	(49)	(98)

Net cash provided by operating activities	299	346
Investing activities
Capital expenditures on property, plant and equipment	(96)	(136)
Acquisitions and related fees, net of cash acquired	—	(1)
Proceeds from sale of businesses and assets, net	(1)	3
Deferred proceeds on Ticona Kelsterbach plant relocation	412	311
Capital expenditures related to Ticona Kelsterbach plant relocation	(147)	(62)
Proceeds from sale of marketable securities	15	96
Purchases of marketable securities	—	(83)
Settlement of cross currency swap agreement	—	(93)
Other, net	—	(68)

Net cash provided by (used in) investing activities	183	(33)
Financing activities
Short-term borrowings (repayments), net	6	(47)
Proceeds from long-term debt	—	13
Repayments of long-term debt	(46)	(23)
Refinancing costs	(3)	—
Purchases of treasury stock, including related fees	—	(126)
Stock option exercises	1	17
Series A common stock dividends	(12)	(12)
Preferred stock dividends	(5)	(5)

Net cash used in financing activities	(59)	(183)
Exchange rate effects on cash and cash equivalents	46	28

Net increase (decrease) in cash and cash equivalents	469	158
Cash and cash equivalents at beginning of period	676	825

Cash and cash equivalents at end of period	1,145	983

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

Basis of Presentation

The unaudited interim consolidated financial statements for the three and six months ended June 30, 2009 and 2008 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

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

Operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

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

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of: 1) how investment allocation decisions are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

assets. The Company adopted FSP FAS No. FAS 132(R)-1 beginning January 1, 2009. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends FASB Statement No. 141(R), Business Combinations, to address application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted FSP FAS No. 141(R)-1 upon issuance. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP FAS No. 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP FAS No. 107-1 and APB 28-1 beginning April 1, 2009. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. The Company adopted FSP FAS No. 115-2 and FAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”) to establish accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. The Company adopted SFAS No. 165 upon issuance. This standard had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard will have no impact on the Company’s financial position, results of operations or cash flows.

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

At June 30, 2009 and December 31, 2008, Assets held for sale included an office building with a net book value of $2 million.

4.	Inventories

	As of	As of
	June 30,	December 31,
	2009	2008
	(In $ millions)

Finished goods	342	434
Work-in-process	24	24
Raw materials and supplies	107	119

Total	473	577

5.	Marketable Securities, at Fair Value

The Company’s captive insurance companies and pension-related trusts hold available-for-sale securities for capitalization and funding requirements, respectively. The Company received proceeds from sales of marketable securities and recorded realized gains (losses) to Other income (expense), net in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In $ millions)

Proceeds from sale of securities	—	33	15	96

Realized gain on sale of securities	1	2	3	2
Realized loss on sale of securities	—	(1)	—	(3)

Net realized gain (loss) on sale of securities	1	1	3	(1)

The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value below carrying value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, the Company considers qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the Company writes down

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

the carrying value of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. No investments were determined to be other-than-temporarily impaired for the six months ended June 30, 2009. All securities in an unrealized loss position have been in a loss position for less than twelve months.

The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In $ millions)

Debt securities
US government	29	4	—	33
US corporate	1	—	—	1

Total debt securities	30	4	—	34
Equity securities	56	—	(13)	43
Money market deposits and other securities	5	—	—	5

As of June 30, 2009	91	4	(13)	82

Debt securities
US government	35	17	—	52
US corporate	3	—	—	3

Total debt securities	38	17	—	55
Equity securities	55	—	(13)	42
Money market deposits and other securities	3	—	—	3

As of December 31, 2008	96	17	(13)	100

Fixed maturities as of June 30, 2009 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In $ millions)

Within one year	6	6
From one to five years	—	—
From six to ten years	—	—
Greater than ten years	29	33

Total	35	39

Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total
			(In $ millions)

As of December 31, 2008	258	252	34	235	—	779
Exchange rate changes	2	4	—	3	—	9

As of June 30, 2009	260	256	34	238	—	788

Intangible Assets, Net

	Trademarks and		Customer-Related	Developed
	Trade names	Licenses	Intangible Assets	Technology	Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2008	82	29	537	12	12	672
Exchange rate changes	—	—	7	—	—	7

As of June 30, 2009	82	29	544	12	12	679

Accumulated Amortization
As of December 31, 2008	—	(3)	(285)	(10)	(10)	(308)
Amortization	(3)	(1)	(33)	—	(1)	(38)
Exchange rate changes	—	—	(5)	—	—	(5)

As of June 30, 2009	(3)	(4)	(323)	(10)	(11)	(351)

Net book value as of June 30, 2009	79	25	221	2	1	328

Aggregate amortization expense for intangible assets with finite lives during the three months ended June 30, 2009 and 2008 was $21 million and $20 million, respectively. Aggregate amortization expense for intangible assets with finite lives during the six months ended June 30, 2009 and 2008 was $38 million and $39 million, respectively.

During the three months ended June 30, 2009 the Company accelerated amortization on the AT Plastics trade name which will be discontinued August 1, 2009. The remaining net book value ($3 million) of the AT Plastics trade name will be amortized through July 31, 2009.

Estimated amortization expense for the succeeding five fiscal years is $64 million in 2010, $59 million in 2011, $45 million in 2012, $29 million in 2013 and $19 million in 2014.

For the three and six months ended June 30, 2009, the Company did not renew or extend any intangible assets.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7.	Debt

	As of	As of
	June 30,	December 31,
	2009	2008
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	72	81
Short-term borrowings, principally comprised of amounts due to affiliates	152	152

Total	224	233

Long-term debt
Senior credit facilities: Term loan facility due 2014	2,789	2,794
Term notes 7.125%, due 2009	—	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings due at various dates through 2054	203	211
Other bank obligations, interest rates ranging from 3.0% to 5.3%, due at various dates through 2014	167	181

Subtotal	3,340	3,381
Less: Current installments of long-term debt	72	81

Total	3,268	3,300

Senior Credit Facilities

The Company’s senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of June 30, 2009 the applicable margin was 1.75%. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of June 30, 2009, there were $89 million of letters of credit issued under the credit-linked revolving facility and $139 million remained available for borrowing. As of June 30, 2009, there were no outstanding borrowings or letters of credit issued under the revolving credit facility.

On June 30, 2009, the Company entered into an amendment to the senior credit agreement. The amendment reduced the amount available under the revolving credit portion of the senior credit agreement from $650 million to $600 million and increased the first lien senior secured leverage ratio covenant that is applicable when any amount is outstanding under the revolving credit portion of the senior credit agreement as set forth below. Prior to giving

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

effect to the amendment, the maximum first lien senior secured leverage ratio was 3.90 to 1.00. As amended, the maximum senior secured leverage ratio for the following trailing four-quarter periods is as follows:

First Lien
Senior Secured
Leverage Ratio

June 30, 2009	4.75 to 1.00
September 30, 2009	5.75 to 1.00
December 31, 2009	5.25 to 1.00
March 31, 2010	4.75 to 1.00
June 30, 2010	4.25 to 1.00
September 30, 2010	4.25 to 1.00
December 31, 2010 and thereafter	3.90 to 1.00

As a condition to borrowing funds or requesting that letters of credit be issued under that facility, the Company’s first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed a certain threshold as specified above. The first lien senior secured leverage ratio is calculated as the ratio of consolidated first lien senior secured debt to earnings before interest, taxes, depreciation and amortization, subject to adjustment identified in the credit agreement.

Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at June 30, 2009, the Company’s borrowing capacity under the revolving credit facility is currently $600 million. Further, the Company’s first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility. As of the quarter ended June 30, 2009, the Company estimates its first lien senior secured leverage ratio to be 3.80 to 1.00 (which would be 4.59 to 1.00 were the revolving credit facility fully drawn). The maximum first lien senior secured leverage ratio under the revolving credit facility for such quarter is 4.75 to 1.00.

The Company’s senior credit agreement also contains a number of restrictions on certain of its subsidiaries, including, but not limited to, restrictions on their ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses. The senior credit agreement also contains a number of affirmative covenants and events of default, including a cross default to other debt of certain of the Company’s subsidiaries in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the loans and other financial obligations under the Company’s senior credit agreement.

The senior credit agreement is guaranteed by Celanese Holdings LLC, a subsidiary of Celanese Corporation, and certain domestic subsidiaries of the Company’s subsidiary, Celanese US Holdings LLC (“Celanese US”), a Delaware limited liability company, and is secured by a lien on substantially all assets of Celanese US and such subsidiaries, subject to certain agreed exceptions, pursuant to the Guarantee and Collateral Agreement, dated as of April 2, 2007, by and among Celanese Holdings LLC, Celanese US, certain subsidiaries of Celanese US and Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent.

The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2009.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8.	Other Liabilities

The components of current Other liabilities are as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
	(In $ millions)

Salaries and benefits	92	107
Environmental	17	19
Restructuring	25	32
Insurance	33	34
Asset retirement obligations	8	9
Derivatives	79	67
Current portion of benefit obligations	61	57
Interest	26	54
Sales and use tax/foreign withholding tax payable	11	16
Uncertain tax positions	5	—
Other	172	179

Total	529	574

The components of noncurrent Other liabilities are as follows:

	As of	As of
	June 30,	June 30,
	2009	2008
	(In $ millions)

Environmental	84	79
Insurance	93	85
Deferred revenue	52	56
Deferred proceeds (see Notes 3 and 19)	830	370
Asset retirement obligations	37	40
Derivatives	54	76
Other	104	100

Total	1,254	806

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

9.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In $ millions)

Service cost	7	9	1	1	14	16	1	1
Interest cost	48	57	4	5	95	99	8	9
Expected return on plan assets	(52)	(64)	—	—	(102)	(111)	—	—
Recognized actuarial (gain) loss	1	—	(2)	(1)	1	—	(3)	(2)
Settlement (gain) loss	1	—	—	—	1	—	—	—

Total	5	2	3	5	9	4	6	8

The Company expects to contribute $40 million to its defined benefit pension plans in 2009. As of June 30, 2009, $19 million of contributions have been made. The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.

The Company expects to make benefit payments of $35 million under the provisions of its other postretirement benefit plans in 2009. As of June 30, 2009, $14 million of benefit payments have been made.

The Company participates in multiemployer defined benefit plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit plans are based on specified percentages of employee contributions and totaled $4 million for the six months ended June 30, 2009.

10.	Environmental

General

The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters were $101 million and $98 million as of June 30, 2009 and December 31, 2008, respectively.

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

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party’s percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available. The Company had provisions totaling $11 million for both June 30, 2009 and December 31, 2008 for US Superfund sites.

Additional information relating to environmental remediation activity is contained in the footnotes to the Company’s consolidated financial statements included in the 2008 Form 10-K.

11.	Shareholders’ Equity

Treasury Stock

In February 2008, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Series A common stock. This authorization was increased to $500 million in October 2008. The authorization gives management discretion in determining the conditions under which shares may be repurchased. As of June 30, 2009, the Company had repurchased 9,763,200 shares of its Series A common stock pursuant to this authorization. During the six months ended June 30, 2009, the Company did not repurchase any shares of its Series A common stock. During the six months ended June 30, 2008, the Company repurchased 2,948,900 shares of its Series A common stock at an average purchase price of $42.71 per share.

Purchases of treasury stock reduce the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Other Comprehensive Income (Loss), Net

Adjustments to net earnings (loss) to calculate other comprehensive income (loss) totaled $(9) million and $9 million for the six months ended June 30, 2009 and 2008, respectively. These amounts were net of tax benefit of $1 million and $0 million for the six months ended June 30, 2009 and 2008, respectively. Adjustments to net earnings (loss) for comprehensive income (loss) totaled $102 million and $42 million for the three months ended June 30, 2009 and 2008, respectively. These amounts were net of tax benefit of $1 million and $0 million for the three months ended June 30, 2009 and 2008, respectively.

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

Plumbing Actions

CNA Holdings, LLC (“CNA Holdings”), a US subsidiary of the Company, which included the US business now conducted by the Ticona business included in the Advanced Engineered Materials segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona’s acetal copolymer in similar applications, CNA Holdings does not believe Ticona’s acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings’ potential future exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site-built homes during 1986 and in manufactured homes during 1990.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements which called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlements, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. In 2002, based on projections that the cap would be exceeded, Shell and the Company added $75 million for a total of $1.025 billion. The cap was further increased by $78 million to $1.103 billion primarily as a result of funds transferred from the US Brass Trust. Additional funds transferred from the US Brass Trust may further increase the cap in the future. Excess funds remaining upon complete dissolution of the class action are payable to Shell and the Company.

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

In addition, between 1994 and 2008 CNA Holdings was named as a defendant in numerous non-class actions filed in Florida, Georgia, Louisiana, Mississippi, New Jersey, Tennessee and Texas, the US Virgin Islands and Canada of which nine are currently pending. In all of these actions, the plaintiffs have sought recovery for alleged damages caused by leaking polybutylene plumbing. Damage amounts have generally not been specified but these cases generally do not involve (either individually or in the aggregate) a large number of homes.

As of June 30, 2009 and December 31, 2008, the Company had remaining accruals of $62 million and $64 million, respectively, of which $2 million is included in current Other liabilities in the unaudited consolidated balance sheets.

The Company reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims. During the year ended December 31, 2007, the Company received $23 million of insurance proceeds from various CNA Holdings’ insurers as full satisfaction for their responsibility for these claims. During the year ended December 31, 2008, the Company received less than $1 million from insurers. During the six months ended June 30, 2009, the Company recognized a $2 million decrease in legal reserves for plumbing claims for which the statute of limitations has expired and received $1 million of insurance recoveries associated with plumbing cases.

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

Acetic Acid Patent Infringement Matters

On May 9, 1999, Celanese International Corporation filed a private criminal action styled Celanese International Corporation v. China Petrochemical Development Corporation against China Petrochemical Development Corporation (“CPDC”) in the Taiwan Kaoshiung District Court alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief which, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data which was reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, the District Court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest) for the period of 1995 through 1999. In October 2008, the High Court, on appeal, reversed the District Court’s $28 million award to the Company. The Company appealed to the Superior Court in November 2008, and the court remanded the case to the IP court on June 4, 2009. On January 16, 2006, the District Court awarded Celanese International Corporation $800,000 (plus interest) for the year 1990. In January 2009, the High Court, on appeal, affirmed the District Court’s award and CPDC appealed on February 5, 2009. On June 29, 2007, the District Court awarded Celanese International Corporation $60 million (plus interest) for the period of 2000 through 2005. CPDC appealed this ruling and on July 21, 2009, the High Court ruled in CPDC’s favor.

Domination Agreement

On October 1, 2004, a Domination Agreement between Celanese GmbH and Celanese Europe Holding GmbH & Co. KG (“the Purchaser”) became operative. When the Domination Agreement became operative, the Purchaser became obligated to offer to acquire all outstanding Celanese GmbH shares from the minority shareholders of Celanese GmbH in return for payment of fair cash compensation. The amount of this fair cash compensation was determined to be €41.92 per share, plus interest, in accordance with applicable German law. Until the Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, any minority shareholder who elected not to sell its shares to the Purchaser was entitled to remain a shareholder of Celanese GmbH and to receive from the Purchaser a gross guaranteed annual payment on its shares of €3.27 per Celanese GmbH share less certain corporate taxes in lieu of any dividend.

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

The Company received applications for the commencement of award proceedings filed by 79 shareholders against the Purchaser with the Frankfurt District Court requesting the court to set a higher amount for the Squeeze-Out compensation. The motions are based on various alleged shortcomings and mistakes in the valuation of Celanese GmbH done for purposes of the Squeeze-Out. On May 11, 2007, the court of first instance appointed a common representative for those shareholders that have not filed an application on their own. The Company anticipates a report by the valuation expert before the end of 2009.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and Celanese GmbH (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions against all Celanese Entities in consideration of a payment by the Company of $107 million. This proceeding related to sales by the polyester staple fibers business which Hoechst sold to KoSa, Inc. in 1998. Accordingly, the impact of this settlement is reflected within discontinued operations in the consolidated statements of operations. The Company also previously entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 in the Western District of North Carolina entitled Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-CV-00578). The Company is actively defending this matter.

In 1998, HCC sold its polyester staple business as part of the sale of its Film & Fibers Division to KoSa B.V., f/k/a Arteva B.V. and a subsidiary of Koch Industries, Inc. (“KoSa”). In March 2001 the US Department of Justice (“DOJ”) commenced an investigation of possible price fixing regarding the sales of polyester staple fibers in the US subsequent to the period the Celanese Entities were engaged in the polyester staple fiber business. The Celanese Entities were never named in the DOJ action. As a result of the DOJ action, during August of 2002, Arteva Specialties, S.à.r.l., a subsidiary of KoSa, (“Arteva Specialties”) pled guilty to criminal violation of the Sherman Act related to anti-competitive conduct occurring after the 1998 sale of the polyester staple fiber business and paid a fine of $29 million. In a complaint pending against the Celanese Entities and Hoechst in the United States District Court for the Southern District of New York, Koch Industries, Inc., KoSa, Arteva Specialties and Arteva Services S.à.r.l. seek damages in excess of $371 million which includes indemnification for all damages related to the defendants’ alleged participation in, and failure to disclose, the alleged conspiracy during due diligence.

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

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $33 million and $27 million as of June 30, 2009 and December 31, 2008, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification as it is not probable or estimable. The Company has not made any payments to Hoechst or its legal successors during the six months ended June 30, 2009 or 2008 in connection with this indemnification.

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

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.3 billion as of June 30, 2009. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. As of June 30, 2009 and December 31, 2008, the Company has reserves in the aggregate of $32 million and $33 million, respectively, for these matters.

• Other Obligations

The Company is secondarily liable under a lease agreement that the Company assigned to a third party. The lease expires on April 30, 2012. The lease liability for the period from July 1, 2009 to April 30, 2012 is estimated to be approximately $21 million.

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

Asbestos Claims

As of June 30, 2009, Celanese Ltd. and/or CNA Holdings, LLC, both US subsidiaries of the Company, are defendants in approximately 555 asbestos cases. During the six months ended June 30, 2009, 38 new cases were filed against the Company and 42 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is no significant exposure related to these matters.

Purchase Obligations

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials and utilities. As of June 30, 2009, there were outstanding future commitments of $1,746 million under take-or-pay contracts. The Company does not expect to incur any material losses under these contractual arrangements and historically has not incurred any material losses related to these contracts. Additionally, as of June 30, 2009, there were outstanding commitments relating to capital projects of $19 million.

13.	Derivative Financial Instruments

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of the variable rate debt to a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges. The notional value of the Company’s US dollar interest rate swap agreements at June 30, 2009 and December 31, 2008 was $1.6 billion and $1.8 billion, respectively. The notional value of the Company’s Euro interest rate swap agreement was €150 million at both June 30, 2009 and December 31, 2008.

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

During the year ended December 31, 2008, the Company dedesignated €385 million of the €400 Euro-denominated portion of the term loan, previously designated as a hedge of a net investment of a foreign operation. The remaining €15 million Euro-denominated portion of the term loan was dedesignated as a hedge of a net investment of a foreign operation in June 2009. Prior to the dedesignations, the Company had been using external derivative contracts to offset foreign currency exposures on certain intercompany loans. As a result of the

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

dedesignations, the foreign currency exposure created by the Euro-denominated term loan is expected to offset the foreign currency exposure on certain intercompany loans, decreasing the need for external derivative contracts and reducing the Company’s exposure to external counterparties.

The Company enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. Through these instruments, the Company mitigates its foreign currency exposure on transactions with third party entities as well as intercompany transactions. The forward currency forwards and swaps are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are classified as Other income (expense), net, in the unaudited interim consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are classified as Foreign exchange gain (loss), net, in the unaudited interim consolidated statements of operations. The notional value of the Company’s foreign currency forwards and swaps at June 30, 2009 and December 31, 2008 were both $1 billion.

The following table presents information regarding changes in the fair value of the Company’s derivative arrangements:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Gain (Loss)			Gain (Loss)
	Recognized in Other	Gain (Loss)		Recognized in Other	Gain (Loss)
	Comprehensive	Recognized in		Comprehensive	Recognized in
	Income	Income		Income	Income
	(In $ millions)

Derivatives designated as cash flow hedging instruments
Interest rate swaps	2	(15	)(1)	(13)	(27	)(1)
Derivatives designated as net investment hedging instruments
Euro-denominated term loan	(1)	—		—	—
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	(6)		—	(15)

Total	1	(21)		(13)	(42)

(1)	Amount represents reclassification from Accumulated other comprehensive income and is classified as interest expense in the unaudited interim consolidated statement of operations.

See Note 14, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.

14.	Fair Value Measurements

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
	(In $ millions)

Marketable securities, at fair value
Debt securities
US government	—	33	33
US corporate	—	1	1
Equity securities	43	—	43
Money market deposits and other securities	—	5	5
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps (included in current Other assets)	—	8	8

Total assets as of June 30, 2009	43	47	90

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurement Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
	(In $ millions)

Derivatives designated as cash flow hedging instruments
Interest rate swaps (included in current Other liabilities)	—	(62)	(62)
Interest rate swaps (included in noncurrent Other liabilities)	—	(54)	(54)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps (included in current Other liabilities)	—	(17)	(17)

Total liabilities as of June 30, 2009	—	(133)	(133)

Marketable securities, at fair value
Debt securities
US government	—	52	52
US corporate	—	3	3
Equity securities	42	—	42
Money market deposits and other securities	—	3	3
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps (included in current Other assets)	—	54	54

Total assets as of December 31, 2008	42	112	154

Derivatives designated as cash flow hedging instruments
Interest rate swaps (included in current Other liabilities)	—	(42)	(42)
Interest rate swaps (included in noncurrent Other liabilities)	—	(76)	(76)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps (included in current Other liabilities)	—	(25)	(25)

Total liabilities as of December 31, 2008	—	(143)	(143)

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Summarized below are the carrying values and estimated fair values of financial instruments that are not carried at fair value on our consolidated balance sheets:

	As of		As of
	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In $ millions)

Cost investments	185	—	184	—
Insurance contracts in nonqualified pension trusts	64	64	67	67
Long-term debt, including current installments of long-term debt	3,340	3,072	3,381	2,404

In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of June 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the short-term borrowings approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.

The fair value of long-term debt is based on valuations from third-party banks and market quotations.

15.	Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In $ millions)

Employee termination benefits	(5)	(4)	(29)	(11)
Plant/office closures	—	—	—	(7)
Ticona Kelsterbach plant relocation (see Note 19)	(3)	(3)	(6)	(5)
Plumbing actions	2	—	3	—
Insurance recoveries associated with Clear Lake, Texas	—	—	6	—
Asset impairments	—	—	(1)	—

Total	(6)	(7)	(27)	(23)

During the first quarter of 2009, the Company began efforts to align production capacity and staffing levels with the Company’s view of an economic environment of prolonged lower demand. For the six months ended June 30, 2009, Other charges included employee termination benefits of $28 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, the Company recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the six months ended June 30, 2009. The VAM production unit in Cangrejera, Mexico is included in the Company’s Acetyl Intermediates segment.

Other charges for the six months ended June 30, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims the Company made related to the unplanned outage of the Company’s Clear Lake, Texas

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

acetic acid facility during 2007, a $2 million decrease in legal reserves for plumbing claims for which the statute of limitations has expired and $1 million of insurance recoveries associated with plumbing cases.

Employee termination benefits during 2008 related primarily to the Company’s strategy to simplify and optimize its business portfolio. Plant/office closures during 2008 included accelerated depreciation expense related to the shutdown of the Company’s Pampa, Texas facility.

The changes in the restructuring reserves by business segment are as follows:

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total
	(In $ millions)

Employee Termination Benefits
Employee termination benefits reserve as of December 31, 2008	2	2	6	17	2	29
Restructuring additions	10	3	3	6	7	29
Cash payments	(4)	(2)	(6)	(19)	(3)	(34)

Employee termination benefits reserve as of June 30, 2009	8	3	3	4	6	24

Plant/Office Closures
Plant/Office closures reserve as of December 31, 2008	—	2	—	—	1	3
Transfer to demolition accrual (current Other liabilities)	—	(2)	—	—	—	(2)
Cash payments	—	—	—	—	—	—

Plant/Office closures reserve as of June 30, 2009	—	—	—	—	1	1

Total Restructuring reserves as of June 30, 2009	8	3	3	4	7	25

16.	Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2009 was 14% compared to 18% for the three months ended June 30, 2008. The Company’s effective income tax rate for the six months ended June 30, 2009 was 21% compared to 25% for the six months ended June 30, 2008. The decrease in the effective rate is primarily due to a decrease in additions to liabilities for unrecognized tax benefits and related interest, partially offset by an increase in valuation allowances on certain foreign net deferred tax assets and lower earnings in jurisdictions participating in tax holidays.

Liabilities for unrecognized tax benefits and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the consolidated balance sheets. For the six months ended June 30, 2009, the total unrecognized tax benefits, interest and penalties increased by $16 million of which $4 million related to currency translation adjustments. The Company expects to resolve certain tax matters within the next twelve months due to the conclusion of tax examinations. As of June 30, 2009 there was a $5 million reserve for uncertain tax positions included in current Other liabilities.

Equity in net earnings (loss) of affiliates included $19 million in earnings related to a one-time reversal of deferred tax liabilities associated with the Company’s Polyplastics Co., Ltd equity-method investee due to a foreign

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

tax law enactment. The Company’s Polyplastics Co., Ltd equity-method investment is included in the Advanced Engineered Materials segment.

17.	Business Segments

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(In $ millions)

Three months ended June 30, 2009
Net sales	184	280	267	622	(1)	1	(110)	1,244
Other (charges) gains, net	(4)	(3)	(1)	—		2	—	(6)
Equity in net earnings (loss) of affiliates	23	—	—	1		3	—	27
Earnings (loss) from continuing operations before tax	23	119	19	44		(83)	—	122
Depreciation and amortization	19	12	14	32		2	—	79
Capital expenditures(3)	6	10	16	9		1	—	42
Three months ended June 30, 2008
Net sales	300	292	386	1,067	(1)	1	(178)	1,868
Other (charges) gains, net	(3)	—	(1)	(2)		(1)	—	(7)
Equity in net earnings (loss) of affiliates	11	1	—	1		4	—	17
Earnings (loss) from continuing operations before tax	48	94	20	181		(96)	—	247
Depreciation and amortization	19	13	14	34		2	—	82
Capital expenditures(4)	14	10	18	17		1	—	60

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(In $ millions)

Six months ended June 30, 2009
Net sales	349	546	509	1,194	(2)	1	(209)	2,390
Other (charges) gains, net	(13)	(3)	(3)	(1)		(7)	—	(27)
Equity in net earnings (loss) of affiliates	15	1	—	3		6	—	25
Earnings (loss) from continuing operations before tax	(4)	188	29	60		(167)	—	106
Depreciation and amortization	36	24	27	59		4	—	150
Capital expenditures(3)	10	18	26	17		1	—	72
Goodwill and intangible assets	391	305	66	354		—	—	1,116
Total assets	1,965	1,115	924	1,945		1,674	—	7,623
Six months ended June 30, 2008
Net sales	594	574	751	2,163	(2)	1	(369)	3,714
Other (charges) gains, net	(6)	(1)	(4)	(9)		(3)	—	(23)
Equity in net earnings (loss) of affiliates	20	1	—	1		5	—	27
Earnings (loss) from continuing operations before tax	87	144	37	387		(190)	—	465
Depreciation and amortization	39	27	28	66		5	—	165
Capital expenditures(4)	27	20	29	41		4	—	121
Goodwill and intangible assets as of December 31, 2008	398	309	73	363		—	—	1,143
Total assets as of December 31, 2008	1,867	995	903	2,197		1,204	—	7,166

(1)	Includes $110 million and $178 million of inter-segment sales eliminated in consolidation for the three months ended June 30, 2009 and 2008, respectively.

(2)	Includes $209 million and $369 million of inter-segment sales eliminated in consolidation for the six months ended June 30, 2009 and 2008, respectively.

(3)	Includes increase of $2 million and decrease of $24 million in accrued capital expenditures for the three and six months ended June 30, 2009, respectively.

(4)	Includes increase of $5 million and decrease of $15 million in accrued capital expenditures for the three and six months ended June 30, 2008, respectively.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

18.	Earnings Per Share

	Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In $ millions, except for share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	105	105	203	203
Earnings (loss) from discontinued operations	(1)	(1)	(69)	(69)

Net earnings (loss)	104	104	134	134
Less: cumulative preferred stock dividends	(2)	—	(2)	—

Net earnings (loss) available to common shareholders	102	104	132	134

Weighted-average shares — basic	143,528,126	143,528,126	150,905,770	150,905,770
Dilutive stock options		1,020,493		4,089,106
Dilutive restricted stock units		445,014		768,053
Assumed conversion of preferred stock		12,084,337		12,051,874

Weighted-average shares — diluted		157,077,970		167,814,803

Per share
Earnings (loss) from continuing operations	0.72	0.67	1.33	1.21
Earnings (loss) from discontinued operations	(0.01)	(0.01)	(0.46)	(0.41)

Net earnings (loss)	0.71	0.66	0.87	0.80

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In $ millions, except for share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	84	84	348	348
Earnings (loss) from discontinued operations	—	—	(69)	(69)

Net earnings (loss)	84	84	279	279
Less: cumulative preferred stock dividends	(5)	—	(5)	—

Net earnings (loss) available to common shareholders	79	84	274	279

Weighted-average shares — basic	143,517,588	143,517,588	151,449,762	151,449,762
Dilutive stock options		510,246		3,434,591
Dilutive restricted stock units		242,878		625,566
Assumed conversion of preferred stock		12,084,337		12,051,874

Weighted-average shares — diluted		156,355,049		167,561,793

Per share
Earnings (loss) from continuing operations	0.55	0.54	2.26	2.08
Earnings (loss) from discontinued operations	—	—	(0.45)	(0.41)

Net earnings	0.55	0.54	1.81	1.67

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Stock options	1,583,113	109,973	4,262,531	119,556
Restricted stock units	88,250	—	358,127	—
Convertible preferred stock	—	—	—	—

Total	1,671,363	109,973	4,620,658	119,556

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

19.	Ticona Kelsterbach Plant Relocation

In 2007, the Company finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona business, included in the Advanced Engineered Materials segment, resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Under the original agreement, Fraport agreed to pay Ticona a total of €670 million over a five-year period to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. In February 2009, the Company announced the Fraport supervisory board approved the acceleration of the 2009 and 2010 payments of €200 million and €140 million, respectively, required by the settlement agreement signed in June 2007. In February 2009, the Company received a discounted amount of €322 million ($412 million) under this agreement. Amounts received from Fraport are accounted for as deferred proceeds and are included in noncurrent Other liabilities in the unaudited consolidated balance sheets. In addition, the Company received €59 million ($75 million) in value-added tax from Fraport which was remitted to the tax authorities in April 2009.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Six Months Ended		Total From
	June 30,		Inception Through
	2009	2008	June 30, 2009
	(In $ millions)

Proceeds received from Fraport	412	311	749
Costs expensed	6	5	23
Costs capitalized(1)	162	62	405

(1)	Includes an increase in accrued capital expenditures of $15 million for the six months ended June 30, 2009 and no change in accrued capital expenditures for the six months ended June 30, 2008.

20.	Subsequent Events

On July 2, 2009, the Company declared a cash dividend of $0.265625 per share on its 4.25% convertible perpetual preferred stock amounting to $3 million and a cash dividend of $0.04 per share on its Series A common stock amounting to $6 million. Both cash dividends are for the period from May 1, 2009 to July 31, 2009 and will be paid on August 3, 2009 to holders of record as of July 15, 2009.

On July 1, 2009, the Company announced the completion of the sale of its polyvinyl alcohol (“PVOH”) business to Sekisui Chemical Co., Ltd. for a cash purchase price of approximately $173 million, excluding the value of accounts receivable and payable retained by the Company. The transaction includes long-term supply agreements between both companies. This transaction is not expected to be material to the financial position of the Company, but may be material to the results of operations for any given period. The PVOH business is included in the Industrial Specialties segment. Included in Assets held for sale at June 30, 2009 is $96 million of property, plant, and equipment and $37 million of inventories related to the sale of the PVOH business.

On July 8, 2009, the Company announced that its wholly-owned French subsidiary, Acetex Chimie, had completed the consultation procedure with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company announced its formal intent to cease all manufacturing operations there and its associated activities. The Company has agreed with the workers council on a set of measures of assistance aimed at minimizing the effects of the plant’s closing on the Pardies workforce, including training, outplacement, and severance.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

As a result of the Project of Closure, the Company expects to record exit costs of $90 million to $100 million, primarily in the second half of 2009, consisting of $70 million in personnel-related exit costs and $20 million to $30 million of other facility-related shutdown costs, which include demolition, remediation, contract termination costs and accelerated depreciation of fixed assets. The Pardies facility is included in the Acetyl Intermediates segment.

Subsequent events have been evaluated through the date of issuance, July 29, 2009.

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

2009 Significant Events:

•	We announced the Frankfurt, Germany, Airport (“Fraport”) supervisory board approved the acceleration of the 2009 and 2010 payments of €200 million and €140 million, respectively, required by the settlement agreement signed in June 2007. On February 5, 2009, we received a discounted amount of approximately €322 million ($412 million), excluding value-added tax of €59 million ($75 million).

•	We shut down our vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, and ceased VAM production at the site during the first quarter of 2009.

•	Standard and Poor’s affirmed our ratings and revised our outlook from positive to stable in February 2009.

•	We received the American Chemistry Council’s (“ACC”) Responsible Care® Sustained Excellence Award for mid-size companies. The annual award, the most prestigious award given under ACC’s Responsible Care initiative, recognized companies for outstanding leadership under ACC’s Environmental Health and Safety performance criteria.

•	We completed the sale of our polyvinyl alcohol (“PVOH”) business to Sekisui Chemical Co., Ltd. for the purchase price of approximately $173 million, excluding the value of accounts receivable and payable retained by Celanese.

•	We agreed to a Project of Closure for our acetic acid and vinyl acetate monomer production operations at our Pardies, France, site. These operations are expected to cease by December 2009. As a result of the Pardies Project of Closure, we expect to record exit costs of approximately $90 to $100 million primarily in the second half of 2009.

•	We announced that Celanese US has amended its $650 million revolving credit facility. The amendment lowered the total revolver commitment to $600 million and increased the first lien senior secured leverage ratio for a period of six quarters, beginning June 30, 2009, and ending December 31, 2010.

•	We announced the creation of our new and proprietary AOPlus®2 acetic acid technology, which allows for expansion up to 1.5 million tons per reactor. We also announced plans to double the current capacity of our Nanjing, China acetic acid facility from 600,000 tons to 1.2 million tons by the end of 2009.

Results of Operations

Financial Highlights

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales
	(unaudited)
	(In $ millions, except for percentages)

Statement of Operations Data
Net sales	1,244	100.0	1,868	100.0	2,390	100.0	3,714	100.0
Gross profit	248	19.9	396	21.2	448	18.7	814	21.9
Selling, general and administrative expenses	(114)	(9.2)	(138)	(7.4)	(228)	(9.5)	(274)	(7.4)
Other (charges) gains, net	(6)	(0.5)	(7)	(0.4)	(27)	(1.1)	(23)	(0.6)
Operating profit	89	7.2	207	11.1	116	4.9	441	11.9
Equity in net earnings (loss) of affiliates	27	2.2	17	0.9	25	1.0	27	0.7
Interest expense	(54)	(4.3)	(63)	(3.4)	(105)	(4.4)	(130)	(3.5)
Dividend income — cost investments	56	4.5	75	4.0	62	2.6	103	2.8
Earnings (loss) from continuing operations before tax	122	9.8	247	13.2	106	4.4	465	12.5
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	105	8.4	203	10.9	84	3.5	348	9.4
Earnings (loss) from discontinued operations	(1)	(0.1)	(69)	(3.7)	—	—	(69)	(1.9)
Net earnings (loss)	104	8.3	134	7.2	84	3.5	279	7.5
Depreciation and amortization	79	6.4	82	4.4	150	6.3	165	4.4

	As of	As of
	June 30,	December 31,
	2009	2008
	(unaudited)
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates	224	233
Add: Long-term debt	3,268	3,300

Total debt	3,492	3,533

Summary of Consolidated Results for the Three and Six Months Ended June 30, 2009 compared to the Three and Six Months Ended June 30, 2008

The economic slowdown that severely impacted the global economy late in 2008 continued to impact net sales and profitability through the second quarter of 2009. Net sales decreased 33% and 36% during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower volumes and unfavorable foreign currency impacts across all segments and lower prices for acetyl intermediates products. Decreased demand for automotive and industrial products drove the decline in volumes. Volume declines occurred primarily in Europe and the Americas. Demand increased in Asia for most of our major acetyl intermediates products. Selling prices during the period were negatively impacted by lower industry utilization of acetyl intermediates products, particularly in Europe and the Americas, coupled with lower raw material prices. Selling price increases for acetate tow, ultra-high molecular weight polyethylene (“GUR®”) and Vectra® liquid crystal polymer (“LCP”) partially offset the overall decline in net sales.

Gross profit declined due to lower net sales, partially offset by decreased raw material and energy costs, and depreciation and amortization across all businesses. Depreciation and amortization declines result partially from the shutdown of our Pampa, Texas facility and the effects of long-lived asset impairment losses recognized during the fourth quarter of 2008 on depreciation.

Selling, general and administrative expenses decreased $24 million and $46 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. Selling, general and administrative expenses declined due to our fixed spending reduction efforts, restructuring efficiencies, decreased costs resulting from the shutdown of our Pampa, Texas facility and favorable currency impacts on overall spending.

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In $ millions)

Employee termination benefits	(5)	(4)	(29)	(11)
Plant/office closures	—	—	—	(7)
Ticona Kelsterbach plant relocation	(3)	(3)	(6)	(5)
Plumbing actions	2	—	3	—
Insurance recoveries associated with Clear Lake, Texas	—	—	6	—
Asset impairments	—	—	(1)	—

Total	(6)	(7)	(27)	(23)

During the first quarter of 2009, we began efforts to align production capacity and staffing levels with our view of an economic environment of prolonged lower demand. For the six months ended June 30, 2009, Other charges included employee termination benefits of $28 million related to this endeavor. As a result of the shutdown of the VAM production unit in Cangrejera, Mexico, we recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the six months ended June 30, 2009.

Other charges for the six months ended June 30, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims the Company made related to the unplanned outage of the Company’s Clear Lake, Texas acetic acid facility during 2007, a $2 million decrease in legal reserves for plumbing claims for which the statute of limitations has expired and $1 million of insurance recoveries associated with plumbing cases.

Employee termination benefits during the three months ended June 30, 2009 relates primarily to our strategy to simplify and optimize our business portfolio. Plant/office closures during 2008 included accelerated depreciation expense related to the shutdown of our Pampa, Texas facility.

Operating profit decreased $118 million and $325 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decline in operating profit is primarily attributable to a decrease in gross profit due to the global economic downturn. The decline was partially offset by decreased selling, general and administrative expenses.

Earnings (loss) from continuing operations before tax decreased $125 million and $359 million during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decline is primarily due to lower operating profit and reduced dividend income from cost investments offset by $19 million in earnings related to a one-time reversal of deferred tax liabilities associated with our Polyplastics Co., Ltd equity-method investee due to a foreign tax law enactment. Dividend income from our Acetyl Intermediates segment’s cost investment, Ibn Sina, declined $27 million and $50 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 as a result of lower earnings from declining margins for methanol and methyl tertiary-butyl ether (“MTBE”). A $9 million and $25 million reduction in interest expense for the three and six months ended June 30, 2009, respectively, partially offset the decline in Earnings (loss) from continuing operations before tax. The reduction in interest expense is attributable to lower interest rates.

Our effective income tax rate for the three months ended June 30, 2009 was 14% compared to 18% for the three months ended June 30, 2008. Our effective income tax rate for the six months ended June 30, 2009 was 21% compared to 25% for the six months ended June 30, 2008. The decrease in the effective rate is primarily due to a decrease in additions to liabilities for unrecognized tax benefits and related interest, partially offset by an increase in valuation allowances on certain foreign net deferred tax assets and lower earnings in jurisdictions participating in tax holidays.

Selected Data by Business Segment

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2009	2008	in $	2009	2008	in $
	(unaudited)
	(In $ millions)

Net sales
Advanced Engineered Materials	184	300	(116)	349	594	(245)
Consumer Specialties	280	292	(12)	546	574	(28)
Industrial Specialties	267	386	(119)	509	751	(242)
Acetyl Intermediates	622	1,067	(445)	1,194	2,163	(969)
Other Activities	1	1	—	1	1	—
Inter-segment Eliminations	(110)	(178)	68	(209)	(369)	160

Total	1,244	1,868	(624)	2,390	3,714	(1,324)

Other (charges) gains, net
Advanced Engineered Materials	(4)	(3)	(1)	(13)	(6)	(7)
Consumer Specialties	(3)	—	(3)	(3)	(1)	(2)
Industrial Specialties	(1)	(1)	—	(3)	(4)	1
Acetyl Intermediates	—	(2)	2	(1)	(9)	8
Other Activities	2	(1)	3	(7)	(3)	(4)

Total	(6)	(7)	1	(27)	(23)	(4)

Operating profit (loss)
Advanced Engineered Materials	—	37	(37)	(19)	67	(86)
Consumer Specialties	66	46	20	132	96	36
Industrial Specialties	19	20	(1)	29	37	(8)
Acetyl Intermediates	40	148	(108)	52	325	(273)
Other Activities	(36)	(44)	8	(78)	(84)	6

Total	89	207	(118)	116	441	(325)

Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	23	48	(25)	(4)	87	(91)
Consumer Specialties	119	94	25	188	144	44
Industrial Specialties	19	20	(1)	29	37	(8)
Acetyl Intermediates	44	181	(137)	60	387	(327)
Other Activities	(83)	(96)	13	(167)	(190)	23

Total	122	247	(125)	106	465	(359)

Depreciation and amortization
Advanced Engineered Materials	19	19	—	36	39	(3)
Consumer Specialties	12	13	(1)	24	27	(3)
Industrial Specialties	14	14	—	27	28	(1)
Acetyl Intermediates	32	34	(2)	59	66	(7)
Other Activities	2	2	—	4	5	(1)

Total	79	82	(3)	150	165	(15)

Factors Affecting Segment Net Sales

The charts below set forth the percentage increase (decrease) in net sales from the period ended June 30, 2008 to the period ended June 30, 2009 attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other	Total
			(unaudited)
			(In percentages)

Second Quarter 2009 Compared to Second Quarter 2008
Advanced Engineered Materials	(34)	—	(5)	—	(39)
Consumer Specialties	(10)	9	(3)	—	(4)
Industrial Specialties	(14)	(12)	(5)	—	(31)
Acetyl Intermediates	(11)	(28)	(3)	—	(42)
Total Company(1)	(16)	(17)	(4)	4	(33)
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Advanced Engineered Materials	(38)	2	(5)	—	(41)
Consumer Specialties	(10)	8	(3)	—	(5)
Industrial Specialties	(20)	(7)	(5)	—	(32)
Acetyl Intermediates	(15)	(27)	(3)	—	(45)
Total Company(1)	(20)	(16)	(4)	4	(36)

(1)	Includes the effects of the captive insurance companies and the impact of fluctuations in intersegment eliminations.

Summary by Business Segment for the Three and Six Months Ended June 30, 2009 compared to the Three and Six Months Ended June 30, 2008

Advanced Engineered Materials

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2009	2008	in $	2009	2008	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	184	300	(116)	349	594	(245)
Net sales variance
Volume	(34)%			(38)%
Price	—			2%
Currency	(5)%			(5)%
Other	—			—
Other (charges) gains, net	(4)	(3)	(1)	(13)	(6)	(7)
Operating profit	—	37	(37)	(19)	67	(86)
Operating margin	—	12.3%		(5.4)%	11.3%
Earnings (loss) from continuing operations before tax	23	48	(25)	(4)	87	(91)
Depreciation and amortization	19	19	—	36	39	(3)

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, we are a leading participant in the global technical polymers industry. The primary products of Advanced Engineered Materials are polyacetal products (“POM”), polyphenylene sulfide (“PPS”), long fiber reinforced thermoplastics (“LFRT”), polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), GUR® and LCP. POM, PPS, LFRT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.

Advanced Engineered Materials’ net sales decreased 39% and 41% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Significant weakness in the global economy resulted in a dramatic decline in demand for automotive, electrical and electronic products as well as for other industrial products. As a result, sales volumes dropped significantly across all product lines. The decline in sales volumes for the three months ended June 30, 2009 was less significant than the decline in sales volumes for the three months ended March 31, 2009, indicating that the impact of inventory destocking may be diminishing. Unfavorable foreign currency impacts furthered the decline in net sales.

Operating profit decreased by $37 million and $86 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Lower raw material and energy costs and decreased overall spending only partially offset the decline in net sales. Decreased overall spending was the result of our fixed spending reduction efforts. Non-capital spending incurred on the relocation of our Ticona plant in Kelsterbach was flat compared to 2008. For more information regarding the Ticona Kelsterbach plant relocation, see Note 19 to the consolidated financial statements.

Our equity affiliates have experienced similar volume reductions due to decreased demand during 2009. As a result, our proportional share of net earnings of these affiliates during the six months ended June 30, 2009 declined $5 million compared to the same period in 2008. Our equity in net earnings of affiliates included $19 million in earnings related to a one-time reversal of deferred tax liabilities associated with our Polyplastics Co., Ltd equity-method investee due to a foreign tax law enactment.

Consumer Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2009	2008	in $	2009	2008	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	280	292	(12)	546	574	(28)
Net sales variance
Volume	(10)%			(10)%
Price	9%			8%
Currency	(3)%			(3)%
Other	—			—
Other (charges) gains, net	(3)	—	(3)	(3)	(1)	(2)
Operating profit	66	46	20	132	96	36
Operating margin	23.6%	15.8%		24.2%	16.7%
Earnings (loss) from continuing operations before tax	119	94	25	188	144	44
Depreciation and amortization	12	13	(1)	24	27	(3)

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

Decreased volumes in our Acetate and Nutrinova businesses and unfavorable foreign currency impacts contributed to decreased net sales during the three and six month periods ended June 30, 2009 as compared to 2008.

Decreased volumes were primarily due to weakness in underlying demand resulting from the global economic downturn. Decreased flake and tow volumes were substantially offset by increased tow pricing during the period.

Operating profit increased by $20 million and $36 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 largely due to increased tow pricing. Decreased plant spending and improved energy costs also contributed to the increase.

During the three and six month period ended June 30, 2009, earnings from continuing operations before tax increased due to increased operating profit as well as higher dividends from our China ventures of $7 million and $10 million, respectively.

Industrial Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2009	2008	in $	2009	2008	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	267	386	(119)	509	751	(242)
Net sales variance
Volume	(14)%			(20)%
Price	(12)%			(7)%
Currency	(5)%			(5)%
Other	—			—
Other (charges) gains, net	(1)	(1)	—	(3)	(4)	1
Operating profit	19	20	(1)	29	37	(8)
Operating margin	7.1%	5.2%		5.7%	4.9%
Earnings (loss) from continuing operations before tax	19	20	(1)	29	37	(8)
Depreciation and amortization	14	14	—	27	28	(1)

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

On July 1, 2009, we announced the completion of the sale of our PVOH business to Sekisui Chemical Co., Ltd. for a cash purchase price of approximately $173 million, excluding the value of accounts receivable and payable retained by Celanese. The transaction includes long-term supply agreements between both companies. This transaction is not expected to be material to our financial position, but may be material to our 2009 results of operations. At June 30, 2009, we classified $96 million of property, plant, and equipment and $37 million of inventories related to the sale of PVOH as Assets held for sale in the unaudited consolidated balance sheet.

Decreased volumes across all businesses drove the decline in net sales during the three and six months ended June 30, 2009 compared to the same periods in 2008. The Emulsions and PVOH businesses experienced volume reductions due to decreased demand stemming from the global economic downturn. Declines in emulsions volumes were concentrated in North America and Europe, offset by a volume increase in Asia due to higher production at our Nanjing emulsions plant. PVOH volumes declined in North America and Europe due to continued weak demand. AT Plastics’ volumes declined due to the continued impact of the force majeure event at our Edmonton plant.

Repairs to the plant were completed at the end of the second quarter 2009 and normal operations have resumed. Declines in price and unfavorable currency impacts also negatively impacted net sales during the period.

Operating profit decreased $1 million for the three months ended June 30, 2009 compared to the same period in 2008 due to a decline in net sales which was partially offset by lower raw material and energy costs and reduced overall spending. Reduced spending is attributable to our fixed spending reduction efforts, restructuring efficiencies and favorable foreign currency impacts. Operating profit decreased $8 million for the six months ended June 30, 2009 compared to the same period in 2008, as decreases in raw material and energy costs and reduced overall spending only partially offset lower net sales. Depreciation and amortization for the three and six months ended June 30, 2009 included accelerated amortization of $3 million related to the AT Plastics trade name to be discontinued August 1, 2009.

Acetyl Intermediates

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2009	2008	in $	2009	2008	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	622	1,067	(445)	1,194	2,163	(969)
Net sales variance
Volume	(11)%			(15)%
Price	(28)%			(27)%
Currency	(3)%			(3)%
Other	—			—
Other (charges) gains, net	—	(2)	2	(1)	(9)	8
Operating profit	40	148	(108)	52	325	(273)
Operating margin	6.4%	13.9%		4.4%	15.0%
Earnings (loss) from continuing operations before tax	44	181	(137)	60	387	(327)
Depreciation and amortization	32	34	(2)	59	66	(7)

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, textiles, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Acetyl Intermediates’ net sales declined by 42% and 45% during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to lower prices across all regions, lower volumes and unfavorable currency impacts. Lower volume was driven by a reduction in underlying demand compared to the same periods in 2008, particularly in Europe and in the Americas. Slowly improving demand in Asia drove volumes to be flat compared to the same periods in 2008. Lower industry utilization of acetyl intermediates products in Europe and the Americas coupled with lower raw material and energy prices, drove a reduction in selling prices in these regions during the period. Selling prices declined during the period as our formula-based pricing arrangements for VAM in the US were negatively impacted by lower raw material costs.

Operating profit declined $108 million and $273 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008, primarily as a result of lower volume and prices, offset partially by lower raw material and energy prices, reduced spending due to the shutdown of our Pampa, Texas facility and other reductions in spending. Depreciation and amortization expense declined primarily as a result of the long-lived asset impairment losses recognized in the fourth quarter of 2008 related to our acetic acid and VAM production facility in Pardies, France, the closure of our VAM production unit in Cangrejera, Mexico in February 2009, coupled with lower depreciation resulting from the shutdown of our Pampa, Texas facility. Other charges of $2 million and $9 million during the three and six months ended June 30, 2008, respectively, were primarily related to the planned shutdown of our Pampa, Texas facility. Other charges during the six months ended June 30, 2009 consists of $6 million of insurance recoveries in satisfaction of claims we made related to the unplanned outage of our Clear Lake, Texas acetic acid facility during 2007, offset by charges related to the shutdown of our Cangrejera, Mexico facility and the alignment of staffing levels with our view of the current economic environment.

Earnings from continuing operations before tax declined $137 million and $327 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008, due to lower operating profit and dividend income from our cost investment. Dividend income from our cost investment, Ibn Sina, declined $27 million and $50 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 as a result of lower earnings from declining margins for methanol and MTBE.

On July 8, 2009, we announced that our wholly-owned French subsidiary, Acetex Chimie, completed the consultation procedure with the workers council on its “Project of Closure” and social plan related to our Pardies, France facility pursuant to which the we announced our formal intent to cease all manufacturing operations there and its associated activities. We have agreed with the workers council on a set of measures of assistance aimed at minimizing the effects of the plant’s closing on the Pardies workforce, including training, outplacement, and severance.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.

The operating loss for Other Activities decreased $8 million and $6 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in operating loss is primarily due to favorable currency impacts and reduced spending, partially offset by higher elimination charges for intercompany transactions.

The loss from continuing operations before tax decreased $13 million and $23 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease is primarily due to reduced interest expense resulting from lower interest rates on our senior credit facilities during the period, favorable currency impacts and lower operating loss.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have $139 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.

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

As a result of the Project of Closure for our Pardies, France facility, we expect to record exit costs of $90 million to $100 million, primarily in the second half of 2009. We expect that substantially all of the exit costs (except for accelerated depreciation of fixed assets) will result in future cash expenditures over a two-year period. See also the Acetyl Intermediates section of the MD&A.

On a stand-alone basis, Celanese Corporation has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese Corporation generally will depend on the cash flow of its subsidiaries to meet its obligations under its preferred stock, Series A common stock and the senior credit agreement.

Cash Flows

Cash and cash equivalents as of June 30, 2009 were $1,145 million, which was an increase of $469 million from December 31, 2008.

Net Cash Provided by Operating Activities

Cash flow from operations decreased $47 million during the six months ended June 30, 2009 as compared to the same period in 2008. The decrease in operating profit of $325 million was mostly offset by improvements in trade working capital.

Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities increased from a cash outflow of $33 million for the six months ended June 30, 2008 to a cash inflow of $183 million for the same period in 2009. The increase is primarily due to receipt of proceeds of $412 million compared to $311 million for the same period in 2008 related to the Ticona Kelsterbach plant relocation. Fewer capital expenditures and less cash spent on the purchase of marketable securities more than offset the decrease in cash received from the sale of marketable securities. Cash spent on the Ticona Kelsterbach plant relocation of $147 million was $85 million higher than the same period in 2008.

Our cash outflow for capital expenditures was $96 million and $136 million for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures are expected to be approximately $185 million for 2009, excluding amounts related to the relocation of our Ticona plant in Kelsterbach. Cash outflows for capital expenditures for our Ticona plant in Kelsterbach are expected to range from $350 million to $370 million during 2009. Refer to the Ticona Kelsterbach Plant Relocation discussion in the Advanced Engineered Materials section of the MD&A for more detail.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased from a cash outflow of $183 million for the six months ended June 30, 2008 to a cash outflow of $59 million for the same period in 2009. The $124 million decrease primarily relates to the decrease in cash spent to repurchase shares during the six months ended June 30, 2009 as compared to 2008.

Debt and Capital

On July 2, 2009, we declared a cash dividend of $0.265625 per share on our 4.25% convertible perpetual preferred stock amounting to $3 million and a cash dividend of $0.04 per share on our Series A common stock amounting to $6 million. Both cash dividends are for the period from May 1, 2009 to July 31, 2009 and will be paid on August 3, 2009 to holders of record as of July 15, 2009.

In February 2008, our Board of Directors authorized the repurchase of up to $400 million of our Series A common stock. This authorization was increased to $500 million in October 2008. The authorization gives management discretion in determining the conditions under which shares may be repurchased. This repurchase program does not have an expiration date. As of June 30, 2009, we have purchased 9,763,200 shares of our Series A common stock at an average purchase price of $38.68 per share for a total of $378 million pursuant to this authorization. For the six months ended June 30, 2009, no shares of our Series A common stock were repurchased.

As of June 30, 2009, we had total debt of $3,492 million compared to $3,533 million as of December 31, 2008. We were in compliance with all of the covenants related to our debt agreements as of June 30, 2009.

Our senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of June 30, 2009, the applicable margin was 1.75%. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of June 30, 2009, there were $89 million of letters of credit issued under the credit-linked revolving facility and $139 million remained available for borrowing. As of June 30, 2009, there were no outstanding borrowings or letters of credit issued under the revolving credit facility.

On June 30, 2009, we entered into an amendment to the senior credit agreement. The amendment reduced the amount available under the revolving credit portion of the senior credit agreement from $650 million to $600 million and increased the first lien senior secured leverage ratio covenant that is applicable when any amount is outstanding under the revolving credit portion of the senior credit agreement. Prior to giving effect to the amendment, the maximum first lien senior secured leverage ratio was 3.90 to 1.00. As amended, the maximum senior secured leverage ratio for the following trailing four-quarter periods is as follows:

First Lien
Senior Secured
Leverage Ratio

June 30, 2009	4.75 to 1.00
September 30, 2009	5.75 to 1.00
December 31, 2009	5.25 to 1.00
March 31, 2010	4.75 to 1.00
June 30, 2010	4.25 to 1.00
September 30, 2010	4.25 to 1.00
December 31, 2010 and thereafter	3.90 to 1.00

As a condition to borrowing funds or requesting that letters of credit be issued under the revolving credit facility, our first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed a certain threshold as specified above. The first lien senior secured leverage ratio is calculated as the ratio of consolidated first lien senior secured debt to earnings before interest, taxes, depreciation and amortization, subject to adjustment identified in the credit agreement.

Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at June 30, 2009, our borrowing capacity under the revolving credit facility is $600 million. Further, our first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility. As of the quarter ended June 30, 2009, we estimate our first lien senior secured leverage ratio to be 3.80 to 1.00 (which would be 4.59 to 1.00 were the revolving credit facility fully drawn). The maximum first lien senior secured leverage ratio under the revolving credit facility for such quarter is 4.75 to 1.00. Our availability in future periods will be based on the first lien senior secured leverage ratio applicable to the future periods.

Our senior credit agreement also contains a number of restrictions on certain of our subsidiaries, including, but not limited to, restrictions on their ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses. The senior credit agreement also contains a number of affirmative covenants and events of default, including a cross default to other debt of certain of our subsidiaries in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the loans and other financial obligations under our senior credit agreement.

Contractual Obligations

There have been no material revisions to our contractual obligations as filed in our 2008 Form 10-K.

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the Celanese GmbH, formerly known as Celanese AG, extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between Celanese GmbH and the Purchaser became effective on October 1, 2004 and cannot be terminated by the Purchaser in the ordinary course of business until September 30, 2009. Our subsidiaries, Celanese International Holdings Luxembourg S.à.r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate Celanese GmbH for any statutory annual loss incurred by Celanese GmbH during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, we may not have sufficient funds for payments on our indebtedness when due. We have not had to compensate Celanese GmbH for an annual loss for any period during which the Domination Agreement has been in effect.

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

Recent Accounting Pronouncements

See Notes 2 and 14 of the accompanying unaudited interim consolidated financial statements included in this Form 10-Q for a discussion of recent accounting pronouncements.

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

There have been no significant developments in the “Legal Proceedings” described in our 2008 Form 10-K other than those disclosed in Note 12 to the unaudited interim consolidated financial statements.

Item 1A.	Risk Factors

There have been no material revisions to the “Risk factors” as filed in our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities of the Company sold by the Company during the three months ended June 30, 2009 that were not registered under the Securities Act of 1933.

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended June 30, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	Remaining that may be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program(2)	the Program

April 1-30, 2009	—	—	—	$122,300,000
May 1-31, 2009	—	—	—	$122,300,000
June 1-30, 2009(1)	3,909	$21.37	—	$122,300,000

(1)	Relates to shares employees have elected to have withheld to cover their minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	No shares were purchased during the three months ended June 30, 2009 under our previously announced stock purchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 23, 2009. During this meeting, our shareholders were asked to consider and vote upon four proposals: 1) to elect three Class II Directors to our Board of Directors to serve for a term which expires at the annual meeting of shareholders in 2012 or until their successors are duly elected and qualified, 2) to ratify the appointment of our independent registered public accounting firm, 3) to approve the 2009 Global Incentive Plan and 4) to approve the 2009 Employee Stock Purchase Plan. Mark C. Rohr, Farah M. Walters and David N. Weidman continue to serve as Class III Directors, whose terms expire at the annual meeting of shareholders in 2010, and Martin G. McGuinn, Daniel S. Sanders and John K. Wulff continue to serve as Class I Directors, whose terms expire at the annual meeting of shareholders in 2011, or until their successors are duly elected and qualified.

On the record date of March 2, 2009, there were 143,507,870 shares of Series A common stock issued and outstanding and entitled to be voted at the annual meeting, if represented. For each proposal, the results of the shareholder voting were as follows:

	Votes For	Votes Against	Abstain

1. Election of the director nominees to serve in Class II, for a term which expires at the Annual Meeting of Shareholders in 2012, or until their successors are duly elected and qualified, as follows:
James E. Barlett	104,681,041	19,121,561	32,244
David F. Hoffmeister	104,651,176	19,152,126	31,545
Paul H. O’Neill	102,971,047	20,823,780	40,020

	Votes For	Votes Against	Abstain

2. Ratification of appointment of KPMG LLP as our independent registered public accounting firm	123,112,907	635,237	86,702

	Votes For	Votes Against	Abstain

3. Approval of the 2009 Global Incentive Plan	91,332,780	24,181,239	57,220

	Votes For	Votes Against	Abstain

4. Approval of the 2009 Employee Stock Purchase Plan	94,072,400	21,469,752	29,087

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2005).
3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 29, 2008).
3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 28, 2005).
10.1	First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2009).
10.2	Celanese Corporation 2009 Global Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on April 23, 2009).
10.3	Celanese Corporation 2009 Employee Stock Purchase Program (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).
10.4	Amendment Number One to Celanese Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed on April 23, 2009).
10.5	Form of Time-Vesting Restricted Stock Unit Award Agreement (filed herewith).
10.6	Form of Performance-Vesting Restricted Stock Unit Award Agreement together with a schedule identifying substantially identical agreements between the Company and each of its executive officers identified thereon (filed herewith).
10.7	Form of Nonqualified Stock Option Award Agreement together with a schedule identifying substantially identical agreements between the Company and each of its executive officers identified thereon (filed herewith).

Exhibit
Number		Description

10.8		Form of Long-Term Incentive Cash Award Agreement together with a schedule identifying substantially identical agreements between the Company and each of its executive officers identified thereon (filed herewith).
10.9		Restated Agreement and General Release, dated June 3, 2009, between the Company and Miguel A. Desdin (filed herewith).
10.10		Time-Vesting Restricted Stock Unit Award Agreement, dated April 23, 2009, between the Company and Gjon N. Nivica, Jr. (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 29, 2009

By:	/s/ Steven M. Sterin
Name:     Steven M. Sterin

Title:	Senior Vice President and Chief Financial Officer

Date: July 29, 2009