Form 10-Q
period 2009-09-30
Celanese CORP
filed 2009-10-27
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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
(972) 443-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
          (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of October 22, 2009 was 143,601,100.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended September 30, 2009

Item 1.  Financial Statements

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In $ millions, except for per share data)

Net sales	1,304	1,823	3,694	5,537
Cost of sales	(1,038)	(1,490)	(2,980)	(4,390)

Gross profit	266	333	714	1,147
Selling, general and administrative expenses	(110)	(142)	(338)	(416)
Amortization of intangible assets (primarily customer-related intangible assets)	(20)	(19)	(58)	(58)
Research and development expenses	(18)	(18)	(56)	(59)
Other (charges) gains, net	(96)	(1)	(123)	(24)
Foreign exchange gain (loss), net	(2)	(1)	1	3
Gain (loss) on disposition of businesses and assets, net	45	(1)	41	(1)

Operating profit	65	151	181	592
Equity in net earnings (loss) of affiliates	19	19	44	46
Interest expense	(51)	(65)	(156)	(195)
Interest income	2	8	7	27
Dividend income — cost investments	19	35	81	138
Other income (expense), net	(5)	4	(2)	9

Earnings (loss) from continuing operations before tax	49	152	155	617
Income tax (provision) benefit	350	12	328	(106)

Earnings (loss) from continuing operations	399	164	483	511

Earnings (loss) from operation of discontinued operations	-	(8)	-	(120)
Income tax (provision) benefit from discontinued operations	-	2	-	45

Earnings (loss) from discontinued operations	-	(6)	-	(75)

Net earnings (loss)	399	158	483	436
Less: Net earnings (loss) attributable to noncontrolling
interests	-	-	-	(1)

Net earnings (loss) attributable to Celanese Corporation	399	158	483	437
Cumulative preferred stock dividends	(3)	(3)	(8)	(8)

Net earnings (loss) available to common shareholders	396	155	475	429

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	399	164	483	512
Earnings (loss) from discontinued operations	-	(6)	-	(75)

Net earnings (loss)	399	158	483	437

Earnings (loss) per common share — basic
Continuing operations	2.76	1.09	3.31	3.36
Discontinued operations	-	(0.04)	-	(0.50)

Net earnings (loss) — basic	2.76	1.05	3.31	2.86

Earnings (loss) per common share — diluted
Continuing operations	2.53	1.01	3.08	3.08
Discontinued operations	-	(0.04)	-	(0.45)

Net earnings (loss) — diluted	2.53	0.97	3.08	2.63

Weighted average shares — basic	143,591,231	147,063,241	143,542,405	149,976,915
Weighted average shares — diluted	157,562,916	162,911,689	156,678,265	166,008,010

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2009	2008
	(In $ millions,
	except share amounts)

ASSETS
Current assets
Cash and cash equivalents	1,293	676
Trade receivables — third party and affiliates (net of allowance for doubtful accounts — 2009: $21; 2008: $25)	728	631
Non-trade receivables	223	274
Inventories	467	577
Deferred income taxes	60	24
Marketable securities, at fair value	4	6
Assets held for sale	2	2
Other assets	85	96

Total current assets	2,862	2,286

Investments in affiliates	811	789
Property, plant and equipment (net of accumulated depreciation — 2009: $1,084; 2008: $1,051)	2,687	2,470
Deferred income taxes	358	27
Marketable securities, at fair value	83	94
Other assets	328	357
Goodwill	806	779
Intangible assets, net	315	364

Total assets	8,250	7,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	265	233
Trade payables — third party and affiliates	558	523
Other liabilities	606	574
Deferred income taxes	16	15
Income taxes payable	28	24

Total current liabilities	1,473	1,369

Long-term debt	3,312	3,300
Deferred income taxes	127	122
Uncertain tax positions	225	218
Benefit obligations	1,157	1,167
Other liabilities	1,270	806
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2009 and 2008: 9,600,000 issued and outstanding)	-	-
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2009: 164,202,786 issued and 143,601,100 outstanding; 2008: 164,107,394 issued and 143,505,708 outstanding)	-	-
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2009 and 2008: 0 shares issued and outstanding)	-	-
Treasury stock, at cost (2009 and 2008: 20,601,686 shares)	(781)	(781)
Additional paid-in capital	503	495
Retained earnings	1,505	1,047
Accumulated other comprehensive income (loss), net	(543)	(579)

Total Celanese Corporation shareholders’ equity	684	182
Noncontrolling interests	2	2

Total shareholders’ equity	686	184

Total liabilities and shareholders’ equity	8,250	7,166

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended
	September 30, 2009
	Shares Outstanding	Amount
	(In $ millions, except share data)

Preferred stock
Balance as of the beginning of the period	9,600,000	-
Issuance of preferred stock	-	-

Balance as of the end of the period	9,600,000	-

Series A common stock
Balance as of the beginning of the period	143,505,708	-
Stock option exercises	72,601	-
Purchases of treasury stock, including related fees	-	-
Stock awards	22,791	-

Balance as of the end of the period	143,601,100	-

Treasury stock
Balance as of the beginning of the period	20,601,686	(781)
Purchases of treasury stock, including related fees	-	-

Balance as of the end of the period	20,601,686	(781)

Additional paid-in capital
Balance as of the beginning of the period		495
Stock-based compensation, net of tax		7
Stock option exercises		1

Balance as of the end of the period		503

Retained earnings
Balance as of the beginning of the period		1,047
Net earnings (loss) attributable to Celanese Corporation		483
Series A common stock dividends		(17)
Preferred stock dividends		(8)

Balance as of the end of the period		1,505

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(579)
Unrealized gain (loss) on securities		(1)
Foreign currency translation		31
Unrealized gain (loss) on interest rate swaps		7
Pension and postretirement benefits		(1)

Balance as of the end of the period		(543)

Total Celanese Corporation shareholders’ equity		684

Noncontrolling interests
Balance as of the beginning of the period		2
Net earnings (loss) attributable to noncontrolling interests		-

Balance as of the end of the period		2

Total shareholders’ equity		686

Comprehensive income (loss)
Net earnings (loss)		483
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities		(1)
Foreign currency translation		31
Unrealized gain (loss) on interest rate swaps		7
Pension and postretirement benefits		(1)

Total comprehensive income (loss), net of tax		519

Comprehensive income (loss) attributable to noncontrolling interests		-

Comprehensive income (loss) attributable to Celanese Corporation		519

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(In $ millions)

Operating activities
Net earnings (loss)	483	436
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Other charges (gains), net of amounts used	77	19
Depreciation, amortization and accretion	242	272
Deferred income taxes, net	(367)	(5)
(Gain) loss on disposition of businesses and assets, net	(41)	(2)
Other, net	8	30
Operating cash provided by (used in) discontinued operations	(1)	10
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(79)	(14)
Inventories	86	(120)
Other assets	40	58
Trade payables — third party and affiliates	24	(43)
Other liabilities	(64)	(296)

Net cash provided by operating activities	408	345
Investing activities
Capital expenditures on property, plant and equipment	(130)	(212)
Acquisitions and related fees, net of cash acquired	(1)	(1)
Proceeds from sale of businesses and assets, net	168	7
Deferred proceeds on Ticona Kelsterbach plant relocation	412	311
Capital expenditures related to Ticona Kelsterbach plant relocation	(248)	(122)
Proceeds from sale of marketable securities	15	147
Purchases of marketable securities	-	(128)
Settlement of cross currency swap agreement	-	(93)
Other, net	(25)	(78)

Net cash provided by (used in) investing activities	191	(169)
Financing activities
Short-term borrowings (repayments), net	31	8
Proceeds from long-term debt	-	13
Repayments of long-term debt	(56)	(31)
Refinancing costs	(3)	-
Purchases of treasury stock, including related fees	-	(378)
Stock option exercises	1	18
Series A common stock dividends	(17)	(18)
Preferred stock dividends	(8)	(8)
Other, net	-	(6)

Net cash used in financing activities	(52)	(402)
Exchange rate effects on cash and cash equivalents	70	(15)

Net increase (decrease) in cash and cash equivalents	617	(241)
Cash and cash equivalents at beginning of period	676	825

Cash and cash equivalents at end of period	1,293	584

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

Basis of Presentation

The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

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

Operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

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

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which is effective for financial statements issued for interim and annual periods ending after August 2009. ASU 2009-05 amends FASB Accounting Standards Codification (“FASB ASC”) Topic 820-10 (“FASB ASC 820-10”). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available. This update had no impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 created FASB ASC Topic 105-10 (“FASB ASC 105-10”). FASB ASC 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). This standard had no impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), codified in FASB ASC Topic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. The Company adopted SFAS No. 165 upon issuance. This standard had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2 and SFAS 124-2”), which is codified in FASB ASC Topic 320-10. FSP No. SFAS 115-2 and SFAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. SFAS 107-1 and APB 28-1”). FSP No. SFAS 107-1 and APB 28-1, which is codified in FASB ASC Topic 825-10-50, require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted FSP No. SFAS 107-1 and APB 28-1 beginning April 1, 2009. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. SFAS 141(R)-1”). FSP No. SFAS 141(R)-1, which is codified in FASB ASC Topic 805, Business Combinations, addresses application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted FSP No. SFAS 141(R)-1 upon issuance. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP No. SFAS 132(R)-1”) which is codified in FASB ASC Topic 715-20-50. FSP No. SFAS 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of: 1) how investment allocation decisions are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. The Company adopted FSP No. SFAS 132(R)-1 on January 1, 2009. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

3.	Asset Sales and Plant Closures

In July 2009, the Company announced that its wholly-owned French subsidiary, Acetex Chimie, had completed the consultation procedure with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company announced its formal plan to cease all manufacturing operations and associated activities by December 2009. The Company has agreed with the workers council on a set of measures of assistance aimed at minimizing the effects of the plant’s closing on the Pardies workforce, including training, outplacement and severance.

As a result of the Project of Closure, the Company recorded exit costs of $85 million during the three months ended September 30, 2009, which included $58 million in employee termination benefits, $20 million of contract termination costs and $7 million of long-lived impairment losses (see Note 15) to Other charges (gains), net, in the unaudited interim consolidated statements of operations. The fair value of the related held and used long-lived assets is $6 million as of September 30, 2009. In addition, the Company recorded $9 million of accelerated depreciation expense for the nine months ended September 30, 2009 and $3 million of environmental remediation reserves for the three months ended September 30, 2009 related to the shutdown of the Company’s Pardies, France facility. The Pardies, France facility is included in the Acetyl Intermediates segment.

In July 2009, the Company completed the sale of its polyvinyl alcohol (“PVOH”) business to Sekisui Chemical Co., Ltd. (“Sekisui”) for a net cash purchase price of $168 million, resulting in a gain on disposition of $34 million. The net cash purchase price excludes the accounts receivable and payable retained by the Company. The transaction includes long-term supply agreements between Sekisui and the Company and therefore, does not qualify for treatment as a discontinued operation. The PVOH business is included in the Industrial Specialties segment.

In July 2007, the Company reached an agreement with Babcock & Brown, a worldwide investment firm which specializes in real estate and utilities development, to sell the Company’s Pampa, Texas facility. The Company ceased its chemical operations at the site in December 2008. Proceeds received upon certain milestone events are treated as deferred proceeds and included in noncurrent Other liabilities in the Company’s unaudited consolidated balance sheets until the transaction is complete (expected to be in 2010), as defined in the sales agreement. The Pampa, Texas facility is included in the Acetyls Intermediates segment. In September 2008, the Company performed a discounted cash flow analysis which resulted in $21 million of long-lived asset impairment losses recorded to Other (charges) gains, net, in the unaudited interim consolidated statements of operations during the three months ended September 30, 2008 (see Note 15).

As of September 30, 2009 and December 31, 2008, Assets held for sale in the unaudited consolidated balance sheets included an office building with a net book value of $2 million.

4.	Inventories

	As of	As of
	September 30,	December 31,
	2009	2008
	(In $ millions)

Finished goods	336	434
Work-in-process	23	24
Raw materials and supplies	108	119

Total	467	577

5.	Marketable Securities, at Fair Value

The Company’s captive insurance companies and pension-related trusts hold available-for-sale securities for capitalization and funding requirements, respectively. The Company received proceeds from sales of marketable securities and recorded realized gains (losses) to Other income (expense), net, in the unaudited interim consolidated statements of operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In $ millions)

Proceeds from sale of securities	-	51	15	147

Realized gain on sale of securities	1	-	4	3
Realized loss on sale of securities	-	(2)	-	(5)

Net realized gain (loss) on sale of securities	1	(2)	4	(2)

The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value below carrying value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, the Company considers qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the Company writes down the carrying value of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. As of September 30, 2009, the Company had gross unrealized losses of $6 million related to equity securities held for greater than twelve months in the unaudited consolidated balance sheets. The Company recognized $1 million of other-than-temporary impairment losses related to equity securities in the unaudited interim consolidated statements of operations for the three months ended September 30, 2009.

The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In $ millions)

US government debt securities	28	5	-	33
US corporate debt securities	1	-	-	1

Total debt securities	29	5	-	34
Equity securities	56	-	(6)	50
Money market deposits and other securities	3	-	-	3

As of September 30, 2009	88	5	(6)	87

US government debt securities	35	17	-	52
US corporate debt securities	3	-	-	3

Total debt securities	38	17	-	55
Equity securities	55	-	(13)	42
Money market deposits and other securities	3	-	-	3

As of December 31, 2008	96	17	(13)	100

Fixed maturities as of September 30, 2009 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Cost	Value
	(In $ millions)

Within one year	4	4
From one to five years	-	-
From six to ten years	-	-
Greater than ten years	28	33

Total	32	37

Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

6.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(In $ millions)

As of December 31, 2008	258	252	34	235	779
Exchange rate changes	7	7	2	11	27

As of September 30, 2009	265	259	36	246	806

The Company assesses the recoverability of the carrying value of its reporting unit goodwill annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Use of a discounted cash flow valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

The market approach uses the Company’s estimates for market growth, its market share, and projected sales or earnings based on historical data, various internal estimates, and certain external sources and are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying business. Growth rates and sales or earnings projections are the most sensitive and susceptible to change as they require significant management judgment. The market approach uses comparable public companies and recent publicly disclosed transactions in order to calculate multiples to be applied to each reporting unit’s representative cash flow levels for the last twelve months to calculate an estimated fair value for each reporting unit. Comparable public companies were determined by selecting companies which offered operational and economic comparability in the areas of major importance to the investing public.

If the calculated fair value using the combination of the two methods above is less than the current carrying value, impairment of the reporting unit may exist. In connection with the Company’s annual goodwill impairment test performed during the three months ended September 30, 2009, the Company did not record an impairment loss related to goodwill as the estimated fair value for each of the Company’s reporting units exceeded the carrying value of the underlying assets by a substantial margin.

Valuation methodologies utilized to evaluate goodwill for impairment were consistent with prior periods. Specific assumptions, including discount rates, growth rates, cash flow projections and terminal value rates, were updated at the date of the test to consider current industry and Company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to the Company’s assumptions. To the extent market changes result in adjusted assumptions, impairment losses may occur in future periods.

Intangible Assets, Net

			Customer-		Covenants
	Trademarks		Related		not to
	and Trade		Intangible	Developed	Compete
	names	Licenses	Assets	Technology	and Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2008	82	29	537	12	12	672
Exchange rate changes	3	-	22	-	-	25

As of September 30, 2009	85	29	559	12	12	697

Accumulated Amortization
As of December 31, 2008	-	(3)	(285)	(10)	(10)	(308)
Amortization	(5)	(2)	(49)	(1)	(1)	(58)
Exchange rate changes	-	-	(15)	-	(1)	(16)

As of September 30, 2009	(5)	(5)	(349)	(11)	(12)	(382)

Net book value	80	24	210	1	-	315

Aggregate amortization expense for intangible assets with finite lives during the three months ended September 30, 2009 and 2008 was $18 million and $19 million, respectively. Aggregate amortization expense for intangible assets with finite lives was $53 million and $58 million for the nine months ended September 30, 2009 and 2008, respectively. In addition, during the three and nine months ended September 30, 2009 the Company recorded accelerated amortization expense of $2 million and $5 million, respectively, related to the AT Plastics trade name which was discontinued August 1, 2009. The trade name is now fully amortized.

Estimated amortization expense for the succeeding five fiscal years is $64 million in 2010, $59 million in 2011, $45 million in 2012, $29 million in 2013 and $19 million in 2014.

The Company assesses the recoverability of the carrying value of its indefinite-lived intangible assets annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management tests indefinite-lived intangible assets utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in Company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant discount rate and low long-term growth rates.

If the calculated fair value as described above is less than the current carrying value, impairment of the indefinite-lived intangible asset may exist. In connection with the Company’s annual indefinite-lived intangible assets impairment test performed during the three months ended September 30, 2009, the Company recorded an impairment loss of less than $1 million to certain indefinite-lived intangible assets. The fair value of such indefinite-lived intangible assets is $2 million as of September 30, 2009.

Valuation methodologies utilized to evaluate indefinite-lived intangible assets for impairment were consistent with prior periods. Specific assumptions, including discount rates, royalty rates, sales projections and terminal value rates, were updated at the date of the test to consider current industry and Company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to the Company’s assumptions. To the extent market changes result in adjusted assumptions, impairment losses may occur in future periods.

For the three and nine months ended September 30, 2009, the Company did not renew or extend any intangible assets.

7.	Debt

	As of	As of
	September 30,	December 31,
	2009	2008
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	78	81
Short-term borrowings, principally comprised of amounts due to affiliates	187	152

Total	265	233

Long-term debt
Senior credit facilities: Term loan facility due 2014	2,802	2,794
Term notes 7.125%, due 2009	-	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings due at various dates through 2054	240	211
Other bank obligations, interest rates ranging from 2.3% to 5.3%, due at various dates through 2014	167	181

Subtotal	3,390	3,381
Less: Current installments of long-term debt	78	81

Total	3,312	3,300

Senior Credit Facilities

The Company’s senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of September 30, 2009 the applicable margin was 1.75%. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of September 30, 2009, there were $92 million of letters of credit issued under the credit-linked revolving facility and $136 million remained available for borrowing. As of September 30, 2009, there were no outstanding borrowings or letters of credit issued under the revolving credit facility.

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

Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at September 30, 2009, the Company’s borrowing capacity under the revolving credit facility is $600 million. As of September 30, 2009, the Company estimates its first lien senior secured leverage ratio to be 4.37 to 1.00 (which would be 5.27 to 1.00 were the revolving credit facility fully drawn). The maximum first lien senior secured leverage ratio under the revolving credit facility for such period is 5.75 to 1.00.

The Company’s senior credit agreement also contains a number of restrictions on certain of its subsidiaries, including, but not limited to, restrictions on their ability to incur indebtedness; grant liens on assets; merge, consolidate or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses. The senior credit agreement also contains a number of affirmative covenants and events of default, including a cross-default to other debt of certain of the Company’s subsidiaries in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the repayment of loans and other financial obligations under the Company’s senior credit agreement.

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

The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2009.

8.	Other Liabilities

The components of current Other liabilities are as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
	(In $ millions)

Salaries and benefits	107	107
Environmental	17	19
Restructuring	102	32
Insurance	34	34
Asset retirement obligations	19	9
Derivatives	76	67
Current portion of benefit obligations	57	57
Interest	24	54
Sales and use tax/foreign withholding tax payable	10	16
Uncertain tax positions	6	-
Other	154	179

Total	606	574

The components of noncurrent Other liabilities are as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
	(In $ millions)

Environmental	86	79
Insurance	78	85
Deferred revenue	50	56
Deferred proceeds (see Notes 3 and 19)	860	370
Asset retirement obligations	34	40
Derivatives	55	76
Other	107	100

Total	1,270	806

9.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In $ millions)

Service cost	8	8	-	-	22	24	1	1
Interest cost	50	50	5	4	145	149	13	13
Expected return on plan assets	(54)	(56)	-	-	(156)	(167)	-	-
Recognized actuarial (gain) loss	-	1	(1)	(1)	1	1	(4)	(3)
Settlement (gain) loss	-	-	-	-	1	-	-	-

Total	4	3	4	3	13	7	10	11

The Company expects to contribute $40 million to its defined benefit pension plans in 2009. As of September 30, 2009, $29 million of contributions have been made. The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company expects to make benefit contributions of $35 million under the provisions of its other postretirement benefit plans in 2009. For the nine months ended September 30, 2009, $20 million of benefit contributions have been made.

The Company participates in multiemployer defined benefit plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit plans are based on specified percentages of employee contributions and totaled $4 million for the nine months ended September 30, 2009.

10.	Environmental

General

The Company is subject to environmental laws and regulations worldwide which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters were $103 million and $98 million as of September 30, 2009 and December 31, 2008, respectively.

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

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party’s percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available. The Company had provisions totaling $10 million and $11 million as of September 30, 2009 and December 31, 2008, respectively.

Additional information relating to environmental remediation activity is contained in the footnotes to the Company’s consolidated financial statements included in the 2008 Form 10-K.

11.	Shareholders’ Equity

Treasury Stock

In February 2008, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Series A common stock. This authorization was increased to $500 million in October 2008. The authorization gives management discretion in determining the conditions under which shares may be repurchased. As of September 30, 2009, the Company had repurchased 9,763,200 shares of its Series A common stock pursuant to this authorization. During the nine months ended September 30, 2009, the Company did not repurchase any shares of its Series A common stock. During the nine months ended September 30, 2008, the Company repurchased 9,763,200 shares of its Series A common stock at an average purchase price of $38.68 per share for a total of $378 million pursuant to this authorization.

Purchases of treasury stock reduce the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Other Comprehensive Income (Loss), Net

Adjustments to net earnings (loss) to calculate Other comprehensive income (loss), net, totaled $36 million and $(89) million for the nine months ended September 30, 2009 and 2008, respectively. These amounts were net of tax expense of zero for both the nine months ended September 30, 2009 and 2008. Adjustments to net earnings (loss) for comprehensive income (loss) totaled $45 million and $(98) million for the three months ended September 30, 2009 and 2008, respectively. These amounts were net of tax expense of $1 million and $0 for the three months ended September 30, 2009 and 2008, respectively.

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

As of September 30, 2009 and December 31, 2008, the Company had remaining accruals of $62 million and $64 million, respectively, of which $1 million is included in current Other liabilities in the unaudited consolidated balance sheets.

The Company reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims. During the year ended December 31, 2007, the Company received $23 million of insurance proceeds from various CNA Holdings’ insurers as full satisfaction for their responsibility for these claims. During the year ended December 31, 2008, the Company received less than $1 million from insurers. During the nine months ended September 30, 2009, the Company recognized a $2 million decrease in legal reserves for plumbing claims for which the statute of limitations has expired and received $1 million of insurance recoveries associated with plumbing cases.

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

Acetic Acid Patent Infringement Matters

On May 9, 1999, Celanese International Corporation filed a private criminal action styled Celanese International Corporation v. China Petrochemical Development Corporation against China Petrochemical Development Corporation (“CPDC”) in the Taiwan Kaoshiung District Court alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief which, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data which was reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, the District Court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest) for the period of 1995 through 1999. In October 2008, the High Court, on appeal, reversed the District Court’s $28 million award to the Company. The Company appealed to the Superior Court in November 2008, and the court remanded the case to the IP court on June 4, 2009. On January 16, 2006, the District Court awarded Celanese International Corporation $800,000 (plus interest) for the year 1990. In January 2009, the High Court, on appeal, affirmed the District Court’s award and CPDC appealed on February 5, 2009. On June 29, 2007, the District Court awarded Celanese International Corporation $60 million (plus interest) for the period of 2000 through 2005. CPDC appealed this ruling and on July 21, 2009, the High Court ruled in CPDC’s favor. The Company appealed this decision to the High Court in August 2009.

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

The Domination Agreement could not be terminated by the Purchaser in the ordinary course of business until September 30, 2009. The Company’s subsidiaries, Celanese International Holdings Luxembourg S.à r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate Celanese GmbH for any statutory annual loss incurred by Celanese GmbH during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, the Company may not have sufficient funds for payments on its indebtedness when due. The Company has not had to compensate Celanese GmbH for an annual loss for any period during which the Domination Agreement has been in effect.

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

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $33 million and $27 million as of September 30, 2009 and December 31, 2008, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification as it is not probable or estimable. The Company has not made any payments to Hoechst or its legal successors during the nine months ended September 30, 2009 or 2008 in connection with this indemnification.

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

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $2.3 billion as of September 30, 2009. Other agreements do not provide for any monetary or time limitations.

Based on historical claims experience and its knowledge of the sites and businesses involved, the Company believes that it is adequately reserved for these matters. The Company has reserves related to these matters in the aggregate of $33 million as of both September 30, 2009 and December 31, 2008.

• Other Obligations

The Company is secondarily liable under a lease agreement that the Company assigned to a third party. The lease expires on April 30, 2012. The lease liability for the period from October 1, 2009 to April 30, 2012 is estimated to be approximately $19 million.

The Company has agreed to indemnify various insurance carriers for amounts not in excess of the settlements received from claims made against these carriers subsequent to the settlement. The aggregate amount of guarantees under these settlements which is limited in term is approximately $10 million.

Asbestos Claims

As of September 30, 2009, Celanese Ltd. and/or CNA Holdings, LLC, both US subsidiaries of the Company, are defendants in approximately 517 asbestos cases. During the nine months ended September 30, 2009, 41 new cases were filed against the Company and 84 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is no significant exposure related to these matters.

Purchase Obligations

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials and utilities. As of September 30, 2009, there were outstanding future commitments of $1,854 million under take-or-pay contracts. The Company recognized $20 million of losses related to take-or-pay contract termination costs for the three months ended September 30, 2009 related to the Company’s Pardies, France Project of Closure (see Note 15). The Company does not expect to incur any material losses under take-or-pay contractual arrangements unrelated to the Pardies, France Project of Closure.

13.	Derivative Financial Instruments

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of the variable rate debt to a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges. The notional value of the Company’s US dollar interest rate swap agreements as of September 30, 2009 and December 31, 2008 was $1.6 billion and $1.8 billion, respectively. The notional value of the Company’s Euro interest rate swap agreement was €150 million at both September 30, 2009 and December 31, 2008.

If an interest rate swap agreement is terminated prior to its maturity, the amount previously recorded in Accumulated other comprehensive income (loss), net, is recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in Accumulated other comprehensive income (loss), net are recognized into earnings immediately.

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

During the year ended December 31, 2008, the Company dedesignated €385 million of the €400 Euro-denominated portion of the term loan, previously designated as a hedge of a net investment of a foreign operation. The remaining €15 million Euro-denominated portion of the term loan was dedesignated as a hedge of a net investment of a foreign operation in June 2009. Prior to the dedesignations, the Company had been using external derivative contracts to offset foreign currency exposures on certain intercompany loans. As a result of the dedesignations, the foreign currency exposure created by the Euro-denominated term loan is expected to offset the foreign currency exposure on certain intercompany loans, decreasing the need for external derivative contracts and reducing the Company’s exposure to external counterparties.

The Company enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. Through these instruments, the Company mitigates its foreign currency exposure on transactions with third party entities as well as intercompany transactions. The forward currency forwards and swaps are not designated as hedges under FASB ASC 815, Derivatives and Hedging. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are classified as Other income (expense), net, in the unaudited interim consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are classified as Foreign exchange gain (loss), net, in the unaudited interim consolidated statements of operations. The notional value of the Company’s foreign currency forwards and swaps as of September 30, 2009 and December 31, 2008 were both $1 billion.

The following table presents information regarding changes in the fair value of the Company’s derivative arrangements:

	Three Months Ended				Nine Months Ended
	September 30, 2009				September 30, 2009
	Gain (Loss)				Gain (Loss)
	Recognized in Other		Gain (Loss)		Recognized in Other		Gain (Loss)
	Comprehensive		Recognized in		Comprehensive		Recognized in
	Income		Income		Income		Income
(In $ millions)
Derivatives designated as cash flow hedging instruments
Interest rate swaps	(20)	(2)	(17)	(1)	(33)	(2)	(44)	(1)
Derivatives designated as net investment hedging instruments
Euro-denominated term loan	-		-		-		-
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-		(7)		-		(22)

Total	(20)		(24)		(33)		(66)

(1)	Amount represents reclassification from Accumulated other comprehensive income (loss), net, and is classified as Interest expense in the unaudited interim consolidated statements of operations.
(2)	Amount excludes tax effect of $4 million recognized in Other comprehensive income (loss).

See Note 14 for additional information regarding the fair value of the Company’s derivative arrangements.

14.	Fair Value Measurements

On January 1, 2009, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) for nonrecurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, property, plant and equipment and asset retirement obligations. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB ASC 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 —	unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 — inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
	(In $ millions)
Marketable securities, at fair value
US government debt securities	-	33	33
US corporate debt securities	-	1	1

Total debt securities	-	34	34
Equity securities	50	-	50
Money market deposits and other securities	-	3	3
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	13	13	(1)

Total assets as of September 30, 2009	50	50	100

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(67)	(67)	(2)
Interest rate swaps	-	(55)	(55)	(3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(9)	(9)	(2)

Total liabilities as of September 30, 2009	-	(131)	(131)

Marketable securities, at fair value
US government debt securities	-	52	52
US corporate debt securities	-	3	3

Total debt securities	-	55	55
Equity securities	42	-	42
Money market deposits and other securities	-	3	3
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	54	54	(1)

Total assets as of December 31, 2008	42	112	154

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(42)	(42)	(2)
Interest rate swaps	-	(76)	(76)	(3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(25)	(25)	(2)

Total liabilities as of December 31, 2008	-	(143)	(143)

(1)	Included in current Other assets in the unaudited consolidated balance sheets.

(2)	Included in current Other liabilities in the unaudited consolidated balance sheets.

(3)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore, are not included in the table above. These include assets measured at cost that have to be tested for impairment on an annual basis by comparing fair value to carrying value.

The Company performed its annual goodwill impairment test during the three months ended September 30, 2009 using June 30 balances. Recoverability of goodwill was determined based on Level 3 inputs using a combination of both a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit and the market approach which utilized comparable company data. In connection with this annual impairment test, the Company did not record an impairment loss related to goodwill (see Note 6).

The Company performed its annual impairment test of indefinite-lived intangible assets during the three months ended September 30, 2009 using June 30 balances. In connection with this annual impairment test, the Company recorded an impairment loss of less than $1 million to indefinite-lived intangible assets. The measurement of fair value was determined based on Level 3 inputs using a relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset (see Note 6).

The Company determined certain long-lived assets associated with its Pardies, France facility were impaired during the three months ended September 30, 2009 determined based on Level 3 inputs using a discounted cash flow model (see Note 3 and Note 15).

Summarized below are the carrying values and estimated fair values of financial instruments that are not carried at fair value on our consolidated balance sheets:

	As of September 30,		As of December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In $ millions)

Cost investments	184	-	184	-
Insurance contracts in nonqualified pension trusts	67	67	67	67
Long-term debt, including current installments of long-term debt	3,390	3,224	3,381	2,404

In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of September 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.

The fair value of long-term debt is based on valuations from third-party banks and market quotations.

15.	Other (Charges) Gains, Net

The components of Other (charges) gains, net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In $ millions)

Employee termination benefits	(65)	(8)	(94)	(19)
Plant/office closures	(20)	-	(20)	(7)
Ticona Kelsterbach plant relocation (see Note 19)	(4)	(3)	(10)	(8)
Plumbing actions	-	-	3	-
Insurance recoveries associated with Clear Lake, Texas	-	23	6	23
Sorbates antitrust actions (see Note 12)	-	8	-	8
Asset impairments	(7)	(21)	(8)	(21)

Total	(96)	(1)	(123)	(24)

During the first quarter of 2009, the Company began efforts to align production capacity and staffing levels with the Company’s view of an economic environment of prolonged lower demand. For the nine months ended September 30, 2009, Other charges included employee termination benefits of $33 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, the Company recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the nine months ended September 30, 2009. The VAM production unit in Cangrejera, Mexico is included in the Company’s Acetyl Intermediates segment.

As a result of the Project of Closure (see Note 3), Other charges for the Company included exit costs of $85 million during the three months ended September 30, 2009, which consisted of $58 million in employee termination benefits, $20 million of contract termination costs and $7 million of long-lived asset impairment losses. The Pardies, France facility is included in the Acetyl Intermediates segment.

Due to continued declines in demand in automotive and electronic sectors, the Company announced plans to reduce capacity by ceasing polyester polymer production at its Ticona manufacturing plant in Shelby, North Carolina. Other charges for the three months ended September 30, 2009 included $2 million of employee termination benefits related to this event. The Shelby, North Carolina facility is included in the Advanced Engineered Materials segment.

Other charges for the nine months ended September 30, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims the Company made related to the unplanned outage of the Company’s Clear Lake, Texas acetic acid facility during 2007, a $2 million decrease in legal reserves for plumbing claims for which the statute of limitations has expired and $1 million of insurance recoveries associated with plumbing cases.

Other charges during the three and nine months ended September 30, 2008 primarily included $21 million of long-lived asset impairment losses on the Company’s Pampa, Texas facility, a $23 million recovery of insurance claims associated with the unplanned outage of the Company’s Clear Lake, Texas facility during 2007, and the release of reserves related to the $8 million, net settlement of the Sorbates antitrust actions. Employee termination benefits during 2008 primarily related to the Company’s strategy to simplify and optimize its business portfolio.

The changes in the restructuring reserves by business segment are as follows:

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total
	(In $ millions)

Employee Termination Benefits
Reserve as of December 31, 2008	2	2	6	17	2	29
Restructuring additions	12	6	5	64	7	94
Cash payments	(6)	(4)	(7)	(21)	(5)	(43)
Exchange rate changes	1	-	-	1	-	2

Reserve as of September 30, 2009	9	4	4	61	4	82

Plant/Office Closures
Reserve as of December 31, 2008	-	2	-	-	1	3
Restructuring additions	-	-	-	20	-	20
Transfer to demolition accrual (current Other liabilities)	-	(2)	-	-	-	(2)
Cash payments	-	-	-	-	(1)	(1)

Reserve as of September 30, 2009	-	-	-	20	-	20

Total	9	4	4	81	4	102

16.	Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2009 was (714)% compared to (8)% for the three months ended September 30, 2008. The Company’s effective income tax rate for the nine months ended September 30, 2009 was (212)% compared to 17% for the nine months ended September 30, 2008. The decrease in the effective income tax rate was primarily due to a decrease in the valuation allowance on US net deferred tax assets, partially offset by lower earnings in jurisdictions participating in tax holidays, additions to reserves for uncertain tax positions and related interest and an increase in valuation allowances on certain foreign net deferred tax assets.

Since 2004, the Company has maintained a valuation allowance against its US net deferred tax assets. FASB ASC 740, Income Taxes, requires the Company to continually assess all available positive and negative evidence to determine whether it is more likely than not that the net deferred tax assets will be realized. In the third quarter of 2009, the Company concluded that, except for certain state net operating and capital loss carryforwards, it is more likely than not that it will realize its net US deferred tax assets. Accordingly, during the three months ended September 30, 2009, the Company recorded a discrete deferred tax benefit of $382 million for the release of the beginning-of-the-year US valuation allowance associated with those US net deferred tax assets expected to be realized in years subsequent to 2009.

Absent the $382 million discrete release of the US valuation allowance, the Company’s effective tax rate for the three months ended September 30, 2009 would have been 65% compared to (8)% for the three months ended September 30, 2008, and the Company’s effective income tax rate for the nine months ended September 30, 2009 would have been 35% compared to 17% for the nine months ended September 30, 2008. The increase in the effective income tax rate was primarily due to lower earnings in jurisdictions participating in tax holidays, additions to reserves for uncertain tax positions and related interest and increases in valuation allowances on certain foreign net deferred tax assets.

Liabilities for unrecognized tax benefits and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the nine months ended September 30, 2009, the total unrecognized tax benefits, interest and penalties increased by $13 million, of which $11 million related to currency translation adjustments. The Company expects to resolve certain tax matters within the next twelve months due to the conclusion of tax examinations, which could result in a reduction of the Company’s unrecognized tax benefits of $6 million.

Equity in net earnings (loss) of affiliates included $19 million in earnings related to a one-time reversal of deferred tax liabilities recorded by the Company’s Polyplastics Co., Ltd equity-method investee due to a foreign tax law enactment. The Company’s Polyplastics Co., Ltd equity-method investment is included in the Advanced Engineered Materials segment.

17.	Business Segments

	Advanced
	Engineered	Consumer	Industrial	Acetyl	Other
	Materials	Specialties	Specialties	Intermediates	Activities	Eliminations	Consolidated
	(In $ millions)

Three months ended September 30, 2009
Net sales	220	271	236	666 (1)	-	(89)	1,304
Other (charges) gains, net	(6)	(3)	(2)	(85)	-	-	(96)
Equity in net earnings (loss) of affiliates	11	-	-	2	6	-	19
Earnings (loss) from continuing operations before tax	32	52	44	(9)	(70)	-	49
Depreciation and amortization	17	13	14	34	5	-	83
Capital expenditures	5	12	7	7	3	-	34	(3)

Three months ended September 30, 2008
Net sales	272	295	378	1,056 (1)	-	(178)	1,823
Other (charges) gains, net	(3)	-	-	(5)	7	-	(1)
Equity in net earnings (loss) of affiliates	12	1	-	1	5	-	19
Earnings (loss) from continuing operations before tax	25	43	18	133	(67)	-	152
Depreciation and amortization	19	13	15	36	2	-	85
Capital expenditures	16	15	18	21	3	-	73	(4)

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(In $ millions)

Nine months ended September 30, 2009
Net sales	569	817	745	1,860	(2)	1	(298)	3,694
Other (charges) gains, net	(19)	(6)	(5)	(86)		(7)	-	(123)
Equity in net earnings (loss) of affiliates	26	1	-	5		12	-	44
Earnings (loss) from continuing operations before tax	28	240	73	51		(237)	-	155
Depreciation and amortization	53	37	41	93		9	-	233
Capital expenditures	15	30	33	23		4	-	105	(3)
Goodwill and intangible assets	394	305	64	358		-	-	1,121
Total assets	2,131	1,073	770	1,973		2,303	-	8,250

Nine months ended September 30, 2008
Net sales	866	869	1,129	3,219	(2)	1	(547)	5,537
Other (charges) gains, net	(9)	(1)	(4)	(14)		4	-	(24)
Equity in net earnings (loss) of affiliates	32	1	-	3		10	-	46
Earnings (loss) from continuing operations before tax	112	187	55	520		(257)	-	617
Depreciation and amortization	58	40	43	102		7	-	250
Capital expenditures	43	35	47	62		7	-	194	(4)
Goodwill and intangible assets as of December 31, 2008	398	309	73	363		-	-	1,143
Total assets as of December 31, 2008	1,867	995	903	2,197		1,204	-	7,166

(1)	Includes $89 million and $178 million of inter-segment sales eliminated in consolidation for the three months ended September 30, 2009 and 2008, respectively.
(2)	Includes $298 million and $547 million of inter-segment sales eliminated in consolidation for the nine months ended September 30, 2009 and 2008, respectively.
(3)	Includes decrease of $0 and $25 million in accrued capital expenditures for the three and nine months ended September 30, 2009, respectively.
(4)	Includes decrease of $3 million and $18 million in accrued capital expenditures for the three and nine months ended September 30, 2008, respectively.

18.	Earnings Per Share

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In $ millions, except for share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	399	399	164	164
Earnings (loss) from discontinued operations	-	-	(6)	(6)

Net earnings (loss)	399	399	158	158
Less: Cumulative preferred stock dividends	(3)	-	(3)	-

Net earnings (loss) available to common shareholders	396	399	155	158

Weighted-average shares — basic	143,591,231	143,591,231	147,063,241	147,063,241
Dilutive stock options		1,730,977		3,367,888
Dilutive restricted stock units		150,672		418,300
Assumed conversion of preferred stock		12,090,036		12,062,260

Weighted-average shares — diluted		157,562,916		162,911,689

Per share
Earnings (loss) from continuing operations	2.76	2.53	1.09	1.01
Earnings (loss) from discontinued operations	-	-	(0.04)	(0.04)

Net earnings (loss)	2.76	2.53	1.05	0.97

	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In $ millions, except for share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	483	483	512	512
Earnings (loss) from discontinued operations	-	-	(75)	(75)

Net earnings (loss)	483	483	437	437
Less: Cumulative preferred stock dividends	(8)	-	(8)	-

Net earnings (loss) available to common shareholders	475	483	429	437

Weighted-average shares — basic	143,542,405	143,542,405	149,976,915	149,976,915
Dilutive stock options		917,156		3,412,357
Dilutive restricted stock units		128,668		556,478
Assumed conversion of preferred stock		12,090,036		12,062,260

Weighted-average shares — diluted		156,678,265		166,008,010

Per share
Earnings (loss) from continuing operations	3.31	3.08	3.36	3.08
Earnings (loss) from discontinued operations	-	-	(0.50)	(0.45)

Net earnings (loss)	3.31	3.08	2.86	2.63

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Stock options	604,500	773,750	3,043,187	711,875
Restricted stock units	419,621	66,250	378,625	22,083

Total	1,024,121	840,000	3,421,812	733,958

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

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Nine Months Ended				Total From
	September 30,				Inception Through
	2009		2008		September 30, 2009
	(in $ millions)

Proceeds received from Fraport	412		311		749
Costs expensed	10		8		27
Costs capitalized	270	(1)	130	(1)	513

(1)	Includes an increase in accrued capital expenditures of $22 million and $8 million for the nine months ended September 30, 2009 and 2008, respectively.

20.	Subsequent Events

On October 5, 2009, the Company declared a cash dividend of $0.265625 per share on its 4.25% convertible perpetual preferred stock amounting to approximately $2 million and a cash dividend of $0.04 per share on its Series A common stock amounting to approximately $6 million. Both cash dividends are for the period August 3, 2009 to November 1, 2009 and will be paid on November 2, 2009 to holders of record as of October 15, 2009.

Subsequent events have been evaluated through the date of issuance, October 27, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company”, “we,” “our” and “us”, refer to Celanese and its subsidiaries on a consolidated basis. The term “Celanese US” refers to our subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, formally known as BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated.

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

2009 Significant Events:

•	We announced the Frankfurt, Germany Airport (“Fraport”) supervisory board approved the acceleration of the 2009 and 2010 payments of €200 million and €140 million, respectively, required by the settlement agreement signed in June 2007. On February 5, 2009, we received a discounted amount of approximately €322 million ($412 million), excluding value-added tax of €59 million ($75 million).

•	We shut down our vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, and ceased VAM production at the site during the first quarter of 2009.

•	Standard and Poor’s affirmed our ratings and revised our outlook from positive to stable in February 2009.

•	We received the American Chemistry Council’s (“ACC”) Responsible Care® Sustained Excellence Award for mid-size companies. The annual award, the most prestigious award given under ACC’s Responsible Care® initiative, recognizes companies for outstanding leadership under ACC’s Environmental Health and Safety performance criteria.

•	We completed the sale of our polyvinyl alcohol (“PVOH”) business to Sekisui Chemical Co., Ltd. for the net cash purchase price of $168 million, excluding the value of accounts receivable and payable retained by Celanese.

•	We agreed to a “Project of Closure” for our acetic acid and vinyl acetate monomer production operations at our Pardies, France facility. These operations are expected to cease by December 2009. As a result of the Pardies, France Project of Closure, we have incurred $97 million of exit costs in 2009. We may incur up to an additional $17 million in contingent employee termination benefits related to the Pardies, France Project of Closure.

•	We announced that Celanese US has amended its $650 million revolving credit facility. The amendment lowered the total revolver commitment to $600 million and increased the first lien senior secured leverage ratio for a period of six quarters, beginning June 30, 2009 and ending December 31, 2010.

•	We announced the creation of our new and proprietary AOPlus®2 acetic acid technology, which allows for expansion up to 1.5 million tons per reactor.

•	We successfully started up the previously announced expansion of our acetic acid unit in Nanjing, China. Production is expected to ramp up during the fourth quarter of 2009. Once the expansion is complete, the unit’s capacity will double from 600,000 tons to 1.2 million tons annually.

•	We announced the expansion of our vinyl acetate/ethylene (“VAE”) manufacturing facility at our Nanjing, China, integrated chemical complex to support continued growth plans throughout Asia. The expanded facility will double our VAE capacity in the region and is expected to be operational in the first half of 2011.

Results of Operations

Financial Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales
	(unaudited)
	(In $ millions, except for percentages)

Net sales	1,304	100.0	1,823	100.0	3,694	100.0	5,537	100.0
Gross profit	266	20.4	333	18.3	714	19.3	1,147	20.7
Selling, general and administrative expenses	(110)	(8.4)	(142)	(7.8)	(338)	(9.1)	(416)	(7.5)
Other (charges) gains, net	(96)	(7.4)	(1)	(0.1)	(123)	(3.3)	(24)	(0.4)
Operating profit	65	5.0	151	8.3	181	4.9	592	10.7
Equity in net earnings (loss) of affiliates	19	1.5	19	1.0	44	1.2	46	0.8
Interest expense	(51)	(3.9)	(65)	(3.6)	(156)	(4.2)	(195)	(3.5)
Dividend income — cost investments	19	1.5	35	1.9	81	2.2	138	2.5
Earnings (loss) from continuing operations before tax	49	3.8	152	8.3	155	4.2	617	11.1
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	399	30.6	164	9.0	483	13.1	512	9.3
Earnings (loss) from discontinued operations	-	-	(6)	(0.3)	-	-	(75)	(1.4)
Net earnings (loss)	399	30.6	158	8.7	483	13.1	437	7.9
Depreciation and amortization	83	6.4	85	4.7	233	6.3	250	4.5

	As of	As of
	September 30,	December 31,
	2009	2008
	(unaudited)
	(in $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates	265	233
Long-term debt	3,312	3,300

Total debt	3,577	3,533

Summary of Consolidated Results for the Three and Nine Months Ended September 30, 2009 compared to the Three and Nine Months Ended September 30, 2008

The economic slowdown that severely impacted the global economy late in 2008 continued to impact net sales and profitability through the third quarter of 2009. Net sales decreased 28% and 33% during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower volumes and unfavorable foreign currency impacts across all segments and lower prices for acetyl intermediates products. Decreased demand for automotive and industrial products drove the decline in volumes. Volume declines occurred primarily in Europe and the Americas. Demand slightly increased in Asia for most of our major acetyl intermediates products. Selling prices during the period were negatively impacted by lower industry utilization of acetyl intermediates products, particularly in Europe and the Americas, coupled with lower raw material prices. Selling price increases for acetate tow, ultra-high molecular weight polyethylene (“GUR®”) and Vectra® liquid crystal polymer (“LCP”) partially offset the overall decline in net sales.

Gross profit declined due to lower net sales. As a percentage of sales, gross profit increased as a result of decreased raw material and energy costs, and depreciation and amortization across all businesses. Depreciation and amortization declines resulted partially from the shutdown of our Pampa, Texas facility and the effects of long-lived asset impairment losses recognized during the fourth quarter of 2008 on depreciation.

Selling, general and administrative expenses decreased $32 million and $78 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Selling, general and administrative expenses declined due to our fixed spending reduction efforts, restructuring efficiencies, decreased costs resulting from the shutdown of our Pampa, Texas facility and favorable currency impacts on overall spending.

The components of Other (charges) gains, net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
	(In $ millions)

Employee termination benefits	(65)	(8)	(94)	(19)
Plant/office closures	(20)	-	(20)	(7)
Ticona Kelsterbach plant relocation	(4)	(3)	(10)	(8)
Plumbing actions	-	-	3	-
Insurance recoveries associated with Clear Lake, Texas	-	23	6	23
Sorbates antitrust actions	-	8	-	8
Asset impairments	(7)	(21)	(8)	(21)

Total	(96)	(1)	(123)	(24)

During the first quarter of 2009, we began efforts to align production capacity and staffing levels with our view of an economic environment of prolonged lower demand. For the nine months ended September 30, 2009, Other charges included employee termination benefits of $33 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer production unit in Cangrejera, Mexico, we recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the nine months ended September 30, 2009. The VAM production unit in Cangrejera, Mexico is included in our Acetyl Intermediates segment.

As a result of the Project of Closure, Other charges included exit costs of $85 million during the three months ended September 30, 2009, which consisted of $58 million in employee termination benefits, $20 million of contract termination costs and $7 million of long-lived asset impairment losses. The Pardies, France facility is included in the Acetyl Intermediates segment.

Due to continued declines in demand in automotive and electronic sectors, we announced our plans to reduce capacity by ceasing polyester polymer production at our Ticona manufacturing plant in Shelby, North Carolina. Other charges for the three months ended September 30, 2009 included $2 million of employee termination benefits related to this event. The Shelby, North Carolina facility is included in the Advanced Engineered Materials segment.

Other charges for the nine months ended September 30, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims we made related to the unplanned outage of our Clear Lake, Texas acetic acid facility during 2007, a $2 million decrease in legal reserves for plumbing claims for which the statute of limitations has expired and $1 million of insurance recoveries associated with plumbing cases.

Other charges during the three and nine months ended September 30, 2008 primarily included $21 million of long-lived asset impairment losses on our Pampa, Texas facility, a $23 million recovery of insurance claims associated with the unplanned outage of our Clear Lake, Texas facility during 2007, and the release of reserves related to the $8 million, net settlement of the Sorbates antitrust actions. Employee termination benefits costs incurred during 2008 related to our continued strategy to simplify and optimize our business portfolio.

Operating profit decreased $86 million and $411 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Lower raw material and energy costs and decreased overall spending only partially offset the decline in net sales. Decreased overall spending was the result of our fixed spending reduction efforts.

Our effective income tax rate for the three months ended September 30, 2009 was (714)% compared to (8)% for the three months ended September 30, 2008. Our effective income tax rate for the nine months ended September 30, 2009 was (212)% compared to 17% for the nine months ended September 30, 2008. The decrease in the effective income tax rate was primarily due to a decrease in the valuation allowance on US net deferred tax assets, partially offset by lower earnings in jurisdictions participating in tax holidays, additions to reserves for uncertain tax positions and related interest and an increase in valuation allowances on certain foreign net deferred tax assets.

Since 2004, we have maintained a valuation allowance against our US net deferred tax assets. FASB Accounting Standards Codification (“FASB ASC”) 740, Income Taxes, requires that we continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. During the three months ended September 30, 2009, considering all available information, we concluded that, based primarily on cumulative US earnings, it is more likely than not that we will realize the majority of our net deferred tax assets in the US and recorded a discrete deferred tax benefit of $382 million for the release of valuation allowance.

Absent the $382 million discrete release of the US valuation allowance in the quarter ending September 30, 2009, our effective tax rate for the three months ended September 30, 2009 would have been 65% compared to (8)% for the three months ended September 30, 2008. Our effective income tax rate for the nine months ended September 30, 2009 would have been 35% compared to 17% for the nine months ended September 30, 2008. The increase in the effective income tax rate would be primarily due to lower earnings in jurisdictions participating in tax holidays, additions to reserves for uncertain tax positions and related interest and increases in valuation allowances on certain foreign net deferred tax assets.

Liabilities for unrecognized tax benefits and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the accompanying unaudited consolidated balance sheets. For the nine months ended September 30, 2009, the total unrecognized tax benefits, interest and penalties increased by $13 million, of which $11 million related to currency translation adjustments. We expect to resolve certain tax matters within the next twelve months due to the conclusion of tax examinations, which could result in a deduction of our unrecognized tax benefits of $6 million.

Equity in net earnings (loss) of affiliates included $19 million in earnings related to a one-time reversal of deferred tax liabilities recorded by our Polyplastics Co., Ltd equity-method investee due to a foreign tax law enactment. Our Polyplastics Co., Ltd equity-method investment is included in the Advanced Engineered Materials segment.

Earnings (loss) from discontinued operations for the nine months ended September 30, 2008 primarily related to a legal settlement agreement we entered into in June 2008. Under the settlement agreement, we agreed to pay $107 million to resolve certain legacy items. Because the legal proceeding related to sales by the polyester staple fibers business which Hoechst AG sold to KoSa, Inc. in 1998, the impact of the settlement is reflected within discontinued operations in the current period. See the “Polyester Staple Antitrust Litigation” in Note 12 of the accompanying unaudited interim consolidated financial statements. Earnings (loss) from discontinued operations during the three months ended September 30, 2008 consisted of legal reserves for current legal cases related to discontinued operations.

Selected Data by Business Segment

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2009	2008	in $	2009	2008	in $
	(unaudited)
	(in $ millions)

Net sales
Advanced Engineered Materials	220	272	(52)	569	866	(297)
Consumer Specialties	271	295	(24)	817	869	(52)
Industrial Specialties	236	378	(142)	745	1,129	(384)
Acetyl Intermediates	666	1,056	(390)	1,860	3,219	(1,359)
Other Activities	-	-	-	1	1	-
Inter-segment eliminations	(89)	(178)	89	(298)	(547)	249

Total	1,304	1,823	(519)	3,694	5,537	(1,843)

Other (charges) gains, net
Advanced Engineered Materials	(6)	(3)	(3)	(19)	(9)	(10)
Consumer Specialties	(3)	-	(3)	(6)	(1)	(5)
Industrial Specialties	(2)	-	(2)	(5)	(4)	(1)
Acetyl Intermediates	(85)	(5)	(80)	(86)	(14)	(72)
Other Activities	-	7	(7)	(7)	4	(11)

Total	(96)	(1)	(95)	(123)	(24)	(99)

Operating profit (loss)
Advanced Engineered Materials	21	13	8	2	80	(78)
Consumer Specialties	52	42	10	184	138	46
Industrial Specialties	44	18	26	73	55	18
Acetyl Intermediates	(30)	100	(130)	22	425	(403)
Other Activities	(22)	(22)	-	(100)	(106)	6

Total	65	151	(86)	181	592	(411)

Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	32	25	7	28	112	(84)
Consumer Specialties	52	43	9	240	187	53
Industrial Specialties	44	18	26	73	55	18
Acetyl Intermediates	(9)	133	(142)	51	520	(469)
Other Activities	(70)	(67)	(3)	(237)	(257)	20

Total	49	152	(103)	155	617	(462)

Depreciation and amortization
Advanced Engineered Materials	17	19	(2)	53	58	(5)
Consumer Specialties	13	13	-	37	40	(3)
Industrial Specialties	14	15	(1)	41	43	(2)
Acetyl Intermediates	34	36	(2)	93	102	(9)
Other Activities	5	2	3	9	7	2

Total	83	85	(2)	233	250	(17)

Factors Affecting Segment Net Sales

The chart below sets forth the percentage increase (decrease) in net sales attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other		Total
	(unaudited)
	(in percentages)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Advanced Engineered Materials	(14)	(3)	(2)	-		(19)
Consumer Specialties	(14)	7	(1)	-		(8)
Industrial Specialties	(3)	(14)	(1)	(20	) (2)	(38	) (1)
Acetyl Intermediates	(6)	(30)	(1)	-		(37)
Total Company	(8)	(20)	(1)	1		(28)
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Advanced Engineered Materials	(31)	1	(4)	-		(34)
Consumer Specialties	(11)	7	(2)	-		(6)
Industrial Specialties	(14)	(9)	(4)	(7	) (2)	(34	) (1)
Acetyl Intermediates	(12)	(28)	(2)	-		(42)
Total Company	(16)	(17)	(3)	3		(33)

(1)	Includes the effects of the captive insurance companies and the impact of fluctuations in intersegment eliminations.

(2)	Includes changes related to the sale of PVOH on July 1, 2009.

Summary by Business Segment for the Three and Nine Months Ended September 30, 2009 compared to the Three and Nine Months Ended September 30, 2008

Advanced Engineered Materials

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2009	2008	in $	2009	2008	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	220	272	(52)	569	866	(297)
Net sales variance
Volume	(14)%			(31)%
Price	(3)%			1%
Currency	(2)%			(4)%
Other	-			-
Other (charges) gains, net	(6)	(3)	(3)	(19)	(9)	(10)
Operating profit	21	13	8	2	80	(78)
Operating margin	9.5%	4.8%		0.4%	9.2%

Earnings (loss) from continuing operations before tax	32	25	7	28	112	(84)
Depreciation and amortization	17	19	(2)	53	58	(5)

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high-performance technical polymers for application in automotive and electronics products, as well as other consumer and industrial applications. The primary products of Advanced Engineered Materials are polyacetal products (“POM”), polyphenylene sulfide (“PPS”), long fiber reinforced thermoplastics (“LFRT”), polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), ultra-high molecular weight polyethylene (“GUR®”) and LCP. POM, PPS, LFRT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.

Advanced Engineered Materials’ net sales decreased 19% and 34% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Significant weakness in the global economy resulted in a dramatic decline in demand for automotive, electrical and electronic products as well as for other industrial products. As a result, sales volumes dropped significantly across all product lines. The decline in sales volumes for the three months ended September 30, 2009 was less significant than the decline in sales volumes for the three months ended June 30, 2009 partially driven by special programs like “Cash for Clunkers” in the United States. Unfavorable foreign currency impacts and lower average pricing furthered the decline in net sales.

Operating profit increased by $8 million for the three months ended September 30, 2009 compared to the same period in 2008. Lower volumes and prices were more than offset by significantly lower raw material and energy costs. Higher operating profit was also attributable to decreased overall spending as a result of our fixed spending reduction efforts.

Operating profit decreased by $78 million for the nine months ended September 30, 2009 compared to the same period in 2008. Lower raw material and energy costs during the nine months ended September 30, 2009 resulting from reduced volumes and decreased overall spending was only partially offset by the significant decline in net sales. Lower operating profit was also attributable to an increase in other charges relating to employee termination benefits.

Our equity affiliates have experienced similar volume reductions due to decreased demand during 2009. As a result, our proportional share of net earnings of these affiliates during the nine months ended September 30, 2009 declined modestly compared to the same period in 2008.

Consumer Specialties

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2009	2008	in $	2009	2008	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	271	295	(24)	817	869	(52)
Net sales variance
Volume	(14)%			(11)%
Price	7%			7%
Currency	(1)%			(2)%
Other	-			-
Other (charges) gains, net	(3)	-	(3)	(6)	(1)	(5)
Operating profit	52	42	10	184	138	46
Operating margin	19.2%	14.2%		22.5%	15.9%

Earnings (loss) from continuing operations before tax	52	43	9	240	187	53
Depreciation and amortization	13	13	-	37	40	(3)

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

Decreased volumes in our Acetate and Nutrinova businesses and unfavorable foreign currency impacts contributed to decreased net sales during the three and nine month periods ended September 30, 2009 as compared to 2008. Decreased volumes were primarily due to weakness in underlying demand resulting from the global economic downturn. Decreased flake and tow volumes were substantially offset by increased tow pricing during the period.

Operating profit increased by $10 million and $46 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 largely due to favorable average pricing, decreased fixed plant spending and improved energy costs.

Industrial Specialties

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Change				Change
	2009		2008	in $	2009		2008	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	236		378	(142)	745		1,129	(384)
Net sales variance
Volume	(3)%				(14)%
Price	(14)%				(9)%
Currency	(1)%				(4)%
Other	(20	)% (1)			(7	)% (1)
Other (charges) gains, net	(2)		-	(2)	(5)		(4)	(1)
Operating profit	44		18	26	73		55	18
Operating margin	18.6%		4.8%		9.8%		4.9%

Earnings (loss) from continuing operations before tax	44		18	26	73		55	18
Depreciation and amortization	14		15	(1)	41		43	(2)

(1)	Includes changes related to the sale of PVOH on July 1, 2009.

Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low volatile organic compounds (“VOC”), an environmentally-friendly technology. Our emulsions products are used in a wide array of applications including paints and coatings, adhesives, construction, glass fiber, textiles and paper. EVA Performance Polymers offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing, automotive, carpeting and solar cell encapsulation films.

In July 2009, we completed the sale of our PVOH business to Sekisui Chemical Co., Ltd. (“Sekisui”) for a net cash purchase price of $168 million, excluding the value of accounts receivable and payable retained by Celanese. The transaction resulted in a gain on disposition of $34 million and includes long-term supply agreements between Sekisui and Celanese.

Net sales declined during the three months ended September 30, 2009 compared to the same period in 2008 due to the sale of our PVOH business on July 1, 2009 and decreased pricing in our Emulsions and EVA Performance Polymers businesses. Emulsions volumes were flat, as declines in North America were offset by volume increases in Asia and Europe. EVA Performance Polymers’ volumes declined due to production shortfalls related to technical issues at our Edmonton, Alberta, Canada plant at the beginning of the third quarter. Such technical production issues have been resolved and normal operations resumed prior to the end of the third quarter of 2009. Net sales declined during the nine months ended September 30, 2009 compared to the same period in 2008 due primarily to volume and price reductions resulting from the economic downturn. Unfavorable currency impacts also contributed to the decline during the period.

Operating profit increased $26 million for the three months ended September 30, 2009 compared to the same period in 2008 due to the $34 million gain on the sale of our PVOH business. Declining net sales were offset by lower raw material and energy costs and reduced overall spending. Reduced spending is attributable to our fixed spending reduction efforts, restructuring efficiencies and favorable foreign currency impacts. Operating profit increased $18 million for the nine months ended September 30, 2009 compared to the same period in 2008, as decreases in raw material and energy costs and reduced overall fixed spending offset lower net sales. Depreciation and amortization for the nine months ended September 30, 2009 included accelerated amortization expense of $5 million related to the AT Plastics trade name.

Acetyl Intermediates

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2009	2008	in $	2009	2008	in $
	(unaudited)
	(in $ millions, except for percentages)

Net sales	666	1,056	(390)	1,860	3,219	(1,359)
Net sales variance
Volume	(6)%			(12)%
Price	(30)%			(28)%
Currency	(1)%			(2)%
Other	-			-
Other (charges) gains, net	(85)	(5)	(80)	(86)	(14)	(72)
Operating profit (loss)	(30)	100	(130)	22	425	(403)
Operating margin	(4.5)%	9.5%		1.2%	13.2%

Earnings (loss) from continuing operations before tax	(9)	133	(142)	51	520	(469)
Depreciation and amortization	34	36	(2)	93	102	(9)

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

Net sales decreased significantly during the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to lower prices across all regions, lower volumes and unfavorable currency impacts. Lower volume was driven by a reduction in underlying demand compared to the same periods in 2008, particularly in Europe and in the Americas. Lower industry utilization of acetyl intermediates products in Europe and the Americas coupled with lower raw material and energy prices drove a reduction in selling prices in these regions during the period.

Operating profit declined significantly for the three and nine months ended September 30, 2009 compared to the same periods in 2008, primarily as a result of lower volume and prices, offset partially by lower raw material and energy prices, reduced spending due to the shutdown of our Pampa, Texas facility and other reductions in fixed spending. Depreciation and amortization expense declined primarily as a result of the long-lived asset impairment losses recognized in the fourth quarter of 2008 related to our acetic acid and VAM production facility in Pardies, France, the closure of our VAM production unit in Cangrejera, Mexico in February 2009, coupled with lower depreciation expense resulting from the shutdown of our Pampa, Texas facility. Other charges during the nine months ended September 30, 2009 related primarily to the planned shutdown of our Pardies, France facility.

In July 2009, we announced that our wholly-owned French subsidiary, Acetex Chimie, completed the consultation procedure with the workers council on its Project of Closure and social plan related to our Pardies, France facility pursuant to which we announced our formal plan to cease all manufacturing operations there and its associated activities. We have agreed with the workers council on a set of measures of assistance aimed at minimizing the effects of the plant’s closing on the Pardies workforce, including training, outplacement, and severance. Other charges included exit costs of $85 million during the three months ended September 30, 2009, which consisted of $58 million in employee termination benefits, $20 million of contract termination costs and $7 million of long-lived asset impairment losses.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and the captive insurance companies.

Net sales remained flat for the three and nine months ended September 30, 2009.

The operating loss for Other Activities decreased $6 million for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was due largely to $18 million lower selling, general and administrative expenses primarily due to reduced spending on business optimization and finance improvement initiatives. This decrease was offset by increased other charges of $11 million, primarily related to the Sorbates case which occurred during the quarter ended September 30, 2008.

The loss from continuing operations before tax decreased $20 million for the nine months ended September 30, 2009, compared to the same period in 2008. This decrease was primarily due to reduced interest expense resulting from lower interest rates on our senior credit facilities, favorable currency impact and lower operating loss discussed above.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents, and dividends from our portfolio of strategic investments. In addition, we have $136 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.

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

As a result of the Pardies, France Project of Closure, we recorded exit costs of $85 million during the three months ended September 30, 2009, which included $58 million in employee termination benefits, $20 million of contract termination costs, and $7 million of long-lived asset impairment losses to Other charges (gains), net, in the accompanying unaudited interim statements of operations. In addition, we recorded $9 million of accelerated depreciation expense for the nine months ended September 30, 2009 and $3 million of environmental remediation reserves for the three months ended September 30, 2009 related to the shutdown of the Pardies, France facility. We may incur up to an additional $17 million in contingent employee termination benefits related to the Pardies, France Project of Closure. We expect that substantially all of the exit costs (except for accelerated depreciation of fixed assets) will result in future cash expenditures over a two-year period. The Pardies, France facility is included in the Acetyl Intermediates segment. Refer to the Acetyl Intermediates section of the MD&A for more detail.

On a stand-alone basis, Celanese Corporation has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese Corporation generally will depend on the cash flow of its subsidiaries to meet its obligations under its preferred stock, Series A common stock and the senior credit agreement.

Cash Flows

Cash and cash equivalents as of September 30, 2009 were $1,293 million, an increase of $617 million from December 31, 2008.

Net Cash Provided by Operating Activities

Cash flow from operations increased $63 million during the nine months ended September 30, 2009 as compared to the same period in 2008. The increase in net earnings (loss) of $47 and the improvements to trade working capital contributed to the increase in cash flow from operations.

Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities increased from a cash outflow of $169 million for the nine months ended September 30, 2008 to a cash inflow of $191 million for the same period in 2009. Related to the Ticona Kelsterbach plant relocation, cash proceeds of $412 million more than offset cash spent on capital expenditures of $248 million. Proceeds from the sale of businesses and assets of $168 million, related to the sale of our PVOH business, was an increase of $161 million as compared to the same period in 2008. Fewer capital expenditures and less cash spent on the purchase of marketable securities more than offset the decrease in cash received from the sale of marketable securities. Cash used to settle our cross currency swap of $93 million for the nine months ended September 30, 2008 as compared to no settlements in the same period in 2009 also contributed to the increase.

Our cash outflow for capital expenditures was $130 million and $212 million for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives. Capital expenditures are expected to be approximately $185 million for 2009, excluding amounts related to the relocation of our Ticona plant in Kelsterbach. Cash outflows for capital expenditures for our Ticona plant in Kelsterbach are expected to range from $350 million to $370 million during 2009.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased from a cash outflow of $402 million for the nine months ended September 30, 2008 to a cash outflow of $52 million for the same period in 2009. The $350 million decrease in cash used in financing activities primarily related to cash outflows attributable to the repurchase of shares during the nine months ended September 30, 2008 of $378 million as compared to no shares repurchased during the nine months ended September 30, 2009 which was partially offset by an increase of $25 million in repayments on long-term debt.

Debt and Capital

On October 5, 2009, we declared a cash dividend of $0.265625 per share on our 4.25% convertible perpetual preferred stock amounting to $2 million and a cash dividend of $0.04 per share on our Series A common stock amounting to $6 million. Both cash dividends are for the period from August 3, 2009 to November 1, 2009 and will be paid on November 2, 2009 to holders of record as of October 15, 2009.

In February 2008, our Board of Directors authorized the repurchase of up to $400 million of our Series A common stock. This authorization was increased to $500 million in October 2008. The authorization gives management discretion in determining the conditions under which shares may be repurchased. This repurchase program does not have an expiration date. As of September 30, 2009, we have purchased 9,763,200 shares of our Series A common stock at an average purchase price of $38.68 per share for a total of $378 million pursuant to this authorization. For the nine months ended September 30, 2009, no shares of our Series A common stock were repurchased.

As of September 30, 2009, we had total debt of $3,577 million compared to $3,533 million as of December 31, 2008. We were in compliance with all of the covenants related to our debt agreements as of September 30, 2009.

Our senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of September 30, 2009, the applicable margin was 1.75%. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of September 30, 2009, there were $92 million of letters of credit issued under the credit-linked revolving facility and $136 million remained available for borrowing. As of September 30, 2009, there were no outstanding borrowings or letters of credit issued under the revolving credit facility.

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

Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at September 30, 2009, our borrowing capacity under the revolving credit facility is $600 million. As of the quarter ended September 30, 2009, we estimate our first lien senior secured leverage ratio to be 4.37 to 1.00 (which would be 5.27 to 1.00 were the revolving credit facility fully drawn). The maximum first lien senior secured leverage ratio under the revolving credit facility for such quarter is 5.75 to 1.00. Our availability in future periods will be based on the first lien senior secured leverage ratio applicable to the future periods.

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

Domination Agreement

The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the Celanese AG (“CAG”) extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between CAG and the Purchaser became effective on October 1, 2004 and could not be terminated by the Purchaser in the ordinary course of business until September 30, 2009. Our subsidiaries, Celanese International Holdings Luxembourg S.a.r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate CAG for any statutory annual loss incurred by CAG during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, we may not have sufficient funds for payments on our indebtedness when due. We have not had to compensate CAG for an annual loss for any period during which the Domination Agreement has been in effect.

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

Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A in our 2008 Form 10-K

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

There have been no material revisions to the “Risk factors” as filed in our 2008 Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities of the Company sold by the Company during the three months ended September 30, 2009 that were not registered under the Securities Act of 1933.

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended September 30, 2009:

Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	Remaining that may be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program(2)	the Program

July 1-31, 2009	-	-	-	$ 122,300,000
August 1-31, 2009	7	$ 26.51	-	$ 122,300,000
September 1-30, 2009	-	-	-	$ 122,300,000

(1)	Relates to shares employees have elected to have withheld to cover their minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	No shares were purchased during the three months ended September 30, 2009 under our previously announced stock purchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2005).
3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 29, 2008).
3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 28, 2005).
10.1	Agreement and General Release, dated August 3, 2009, between the Company and John A. O’Dwyer (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CELANESE CORPORATION

By:	/s/David N. Weidman Name: David N. Weidman Title: Chairman of the Board of Directors and Chief Executive Officer

Date: October 27, 2009

By:	/s/Steven M. Sterin Name: Steven M. Sterin Title: Senior Vice President and Chief Financial Officer

Date: October 27, 2009