Form 10-K
period 2009-12-31
Celanese CORP
filed 2010-02-12
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Series A Common Stock held by non-affiliates as of June 30, 2009 (the last business day of the registrants’ most recently completed second fiscal quarter) was $3,393,984,918.

The number of outstanding shares of the registrant’s Series A Common Stock, $0.0001 par value, as of February 5, 2010 was 145,861,703.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement relating to the 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2009

		Page

Special Note Regarding Forward-Looking Statements		3
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	29
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	68
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	68
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	68
Item 13.	Certain Relationships and Related Transactions, and Director Independence	68
Item 14.	Principal Accounting Fees and Services	68
PART IV
Item 15.	Exhibits and Financial Statement Schedule	68
EX-10.5.B
EX-10.13
EX-10.19
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by us, are forward-looking in nature as defined in Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements that relate to, such matters as planned and expected capacity increases and utilization; anticipated capital spending; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; expectations, strategies, and plans for individual assets and products, business segments, as well as for the whole Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets and integration of acquired businesses. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases and presentations, on our web site and in other material released to the public.

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above. Any or all of the forward-looking statements included in this Report and in any other reports, presentations or public statements made by us may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, in some cases based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Report, such as those discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements May Prove Inaccurate, or in another report or public statement made by us, will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those anticipated by us.

All forward-looking statements made in this Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above or in Item 3. Legal Proceedings below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

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

Overview

Celanese Corporation was formed in 2004 when affiliates of The Blackstone Group purchased 84% of the ordinary shares of Celanese GmbH, formerly known as Celanese AG, a diversified German chemical company. Celanese Corporation was incorporated in 2005 under the laws of the state of Delaware and its shares are traded on the New York Stock Exchange under the symbol “CE”. During the period from 2005 through 2007, Celanese Corporation purchased the remaining 16% interest in Celanese GmbH.

We are a leading, global integrated producer of chemicals and advanced materials. We are one of the world’s largest producers of acetyl products, which are intermediate chemicals for nearly all major industries, as well as a leading global producer of high performance engineered polymers that are used in a variety of high-value, end-use applications. As an industry leader, we hold geographically balanced global positions and participate in diversified, end-use markets. Our operations are primarily located in North America, Europe and Asia. We combine a demonstrated track record of execution, strong performance built on our principles and objectives, and a clear focus on growth, productivity and value creation.

Our large and diverse global customer base primarily consists of major companies in a broad array of industries. For the year ended December 31, 2009, approximately 27% of our net sales were to customers located in North America, 42% to customers in Europe and Africa, 28% to customers in Asia-Pacific and 3% to customers in South America. We have property, plant and equipment in the United States of $634 million and outside the United States of $2,163 million.

Industry

This Annual Report on Form 10-K includes industry data obtained from industry publications and surveys as well as our own internal company surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. The statements regarding Celanese’s market position in this document are based on information derived from, among others, the 2009 Stanford Research Institute International Chemical Economics Handbook.

Business Segment Overview

We operate principally through four business segments: Advanced Engineered Materials, Consumer Specialties, Industrial Specialties and Acetyl Intermediates. For further details on our business segments, see Note 26 to the consolidated financial statements. The table below illustrates each business segment’s net sales to external customers for the year ended December 31, 2009, as well as each business segment’s major products and end-use markets.

Advanced
	Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates

2009 Net Sales(1)	$808 million	$1,078 million	$974 million	$2,220 million

Key Products
•   Polyacetal products (“POM”)

•   Ultra-high molecular
weight polyethylene (“GUR®”)

•   Liquid crystal polymers (“LCP”)

•   Polyphenylene sulfide (“PPS”)

•   Polybutylene
terephthalate (“PBT”)

•   Polyethylene terephthalate (“PET”)

•   Long fiber reinforced thermoplastics (“LFRT”)
		• Acetate tow • Acetate flake • Sunett® sweetener • Sorbates	• Polyvinyl alcohol (“PVOH”)(2) • Conventional emulsions • Vinyl acetate ethylene emulsions (“VAE”) • Low-density polyethylene resins (“LDPE”) • Ethylene vinyl acetate (“EVA”) resins and compounds	• Acetic acid • Vinyl acetate monomer (“VAM”) • Acetic anhydride • Acetaldehyde • Ethyl acetate • Butyl acetate • Formaldehyde
Major End-Use Markets	• Fuel system components • Conveyor belts • Battery separators • Electronics • Seat belt mechanisms • Other automotive • Appliances • Electronics • Filtrations • Coatings • Medical Devices • Telecommunications	• Filter products • Beverages • Confections • Baked goods • Pharmaceuticals	• Paints • Coatings • Adhesives • Building products • Glass fibers • Textiles • Paper • Flexible packaging • Lamination products • Medical tubing • Automotive parts	• Paints • Coatings • Adhesives • Lubricants • Detergents • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Esters • Solvents

(1)	Consolidated net sales of $5,082 million for the year ended December 31, 2009 also includes $2 million in net sales from Other Activities, which is attributable to our captive insurance companies. Net sales for Acetyl Intermediates and Consumer Specialties exclude inter-segment sales of $389 million combined for the year ended December 31, 2009.

(2)	The PVOH business was sold July 1, 2009.

Competitive Strengths

We benefit from a number of competitive strengths, including the following:

• Leading Positions

We believe that we are a leading global integrated producer of acetyl, acetate and vinyl emulsion products. Advanced Engineered Materials and our strategic affiliates, Polyplastics Co., Ltd. (“Polyplastics”) and Korea Engineering Plastics Co., Ltd. (“KEPCO”), are leading producers and suppliers of engineered polymers in North America, Europe and the Asia-Pacific region. Our leadership positions are based on our large share of global production capacity, operating efficiencies, proprietary production technology and competitive cost structures in our major product lines.

• Proprietary Production Technology and Operating Expertise

Our production of acetyl products employs industry-leading proprietary and licensed technologies, including our proprietary AOPlus®2 and AOPlustm technologies for the production of acetic acid and VAntagetm and VAntage Plustm vinyl acetate monomer technology. AOPlus®2 builds on the industry benchmark with the ability to increase acetic acid production from our current capacity of 1.2 million tons per reactor per year to approximately 1.5 million tons per reactor per year at a fraction of the cost of a new facility. This technology is applicable to existing and new greenfield units. AOPlustm enables increased raw material efficiencies, lower operating costs and the ability to expand plant capacity with minimal investment. VAntagetm and VAntage Plustm enable significant increases in production efficiencies, lower operating costs and increases in capacity at ten to fifteen percent of the cost of building a new plant.

• Low Cost Producer

Our competitive cost structures are based on production and purchasing economies of scale, vertical integration, technical expertise and the use of advanced technologies.

• Global Reach

We own or lease thirty-two production facilities throughout the world, of which five sites are no longer operating as of December 31, 2009. We participate in strategic ventures which operate thirteen additional facilities. Our infrastructure of manufacturing plants, terminals, warehouses and sales offices provides us with a competitive advantage in anticipating and meeting the needs of our global and local customers in well-established and growing markets, while our geographic diversity reduces the potential impact of volatility in any individual country or region. We have a strong, growing presence in Asia, particularly in China, and we have a defined strategy to continue this growth. For more information regarding our financial information with respect to our geographic areas, see Note 26 to the consolidated financial statements.

• Strategic Investments

Our strategic investments have enabled us to gain access, minimize costs and accelerate growth in new markets, while also generating significant cash flow and earnings. Our equity investments and cost investments represent an important component of our growth strategy. See Note 8 to the consolidated financial statements and Item 1. Business — Investments for additional information on our equity and cost investments.

• Diversified Products and End-Use Markets

We offer our customers a broad range of products in a wide variety of end-use markets. Our diversified end-use markets include paints and coatings, textiles, automotive applications, consumer and medical applications, performance industrial applications, filter media, paper and packaging, chemical additives, construction, consumer and industrial adhesives, and food and beverage applications. This product and market diversity reduces the potential impact of volatility in any individual segment.

Business Strategies

Our strategic foundation is based on the following four pillars which are focused on increasing operating cash flows, improving profitability, delivering high return on investments and increasing shareholder value:

• Focus

We focus on businesses where we have a sustainable and proven competitive advantage. We continue to optimize our business portfolio in order to achieve market, cost and technology leadership while expanding our product mix into higher value-added products.

• Investment

We build on advantaged positions that optimize our portfolio of products. In order to improve our competitive advantage, we have invested in: our core group of businesses through acquisitions; growth in Asia bolstered by our integrated chemical complex in Nanjing, China; and new applications of our advanced engineered polymers products.

• Growth

We aggressively align with our customers and their end-use markets to capture growth. We are quickly expanding in Asia, the fastest-growing region in the world, in order to meet increasing demand for our products. As part of our strategy, we also continue to develop new products and industry-leading production technologies that deliver value-added solutions for our customers.

• Redeployment

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

Prices for most of these products, particularly specialized product grades for targeted applications, generally reflect the value added in complex polymer chemistry, precision formulation and compounding, and the extensive application development services provided. These specialized products are not typically susceptible to cyclical swings in pricing.

• Key Products

POM is sold under the trademark Hostaform® in all regions but North America, where it is sold under the trademark Celcon®. Polyplastics and KEPCO are leading suppliers of POM and other engineering resins in the Asia-Pacific region. POM is used for mechanical parts, including door locks and seat belt mechanisms, in automotive applications and in electrical, consumer and medical applications such as drug delivery systems and gears for large appliances.

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

Fortron®, a PPS product, is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance, including fuel system parts, radiator pipes and halogen lamp housings, often replacing metal. Other possible application fields include non-woven filtration devices such as coal fired power plants. Fortron® is manufactured by Fortron Industries LLC (“Fortron”), Advanced Engineered Materials’ 50% owned strategic venture with Kureha Corporation of Japan.

• Facilities

Advanced Engineered Materials has polymerization, compounding and research and technology centers in Germany, Brazil, China and the United States.

• Geographic Regions

The following table illustrates the destination of the net sales of the Advanced Engineered Materials segment by geographic region.

Net Sales to External Customers by Destination — Advanced Engineered Materials

	Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
	$	Segment	$	Segment	$	Segment
		(In millions, except percentages)

North America	285	35%	365	34%	388	38%
Europe and Africa	403	50%	553	52%	517	50%
Asia-Pacific	82	10%	106	10%	88	8%
South America	38	5%	37	4%	37	4%

Total	808		1,061		1,030

Advanced Engineered Materials’ sales in Asia are made directly and through distributors including its strategic affiliates. Polyplastics, KEPCO and Fortron are accounted for under the equity method and therefore not included in Advanced Engineered Materials’ consolidated net sales. If Advanced Engineered Materials’ portion of the sales made by these strategic affiliates were included in the table above, the percentage of sales sold in Asia-Pacific would be substantially higher. A number of Advanced Engineered Materials’ POM customers, particularly in the appliance, electrical components and certain sections of the electronics/telecommunications fields, have moved tooling and molding operations to Asia, particularly southern China. In addition to our Advanced Engineered Materials affiliates, we directly service Asian demand by offering our customers global solutions.

Advanced Engineered Materials’ principal customers are consumer product manufacturers and suppliers to the automotive industry. These customers primarily produce engineered products, and Advanced Engineered Materials collaborates with its customers to assist in developing and improving specialized applications and systems. Advanced Engineered Materials has long-standing relationships with most of its major customers, but also uses distributors for its major products, as well as a number of electronic marketplaces to reach a larger customer base. For most of Advanced Engineered Materials’ products, contracts with customers typically have a term of one to two years.

• Competition

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

• Key Products

Acetate tow is used primarily in cigarette filters. We produce acetate flake by processing wood pulp with acetic anhydride. We purchase wood pulp that is made from reforested trees from major suppliers and produce acetic anhydride internally. The acetate flake is then further processed into acetate fiber in the form of a tow band.

According to the 2009 Stanford Research Institute International Chemical Economics Handbook, as of 2008 we are the world’s leading producer of acetate tow, including production of our China ventures.

Sales of acetate tow amounted to approximately 16%, 12% and 11% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

We have an approximate 30% interest in three manufacturing China ventures, which are accounted for as cost method investments (see Note 8 to the consolidated financial statements) that produce acetate flake and tow. Our partner in each of the ventures is the Chinese state-owned tobacco entity, China National Tobacco Corporation. In addition, approximately 12% of our 2009 acetate tow sales were sold directly to China, the largest consuming country for acetate tow.

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

•  Facilities

Acetate Products has production sites in the United States, Mexico, the United Kingdom and Belgium, and participates in three manufacturing ventures in China.

Nutrinova has a production facility in Germany, as well as sales and distribution facilities in all major world markets.

•  Geographic Regions

The following table illustrates the destination of the net sales of the Consumer Specialties segment by geographic region.

Net Sales to External Customers by Destination — Consumer Specialties

	Year Ended December 31,
	2009			2008		2007
			% of		% of		% of
	$		Segment	$	Segment	$	Segment
	(In millions, except percentages)

North America	176		16%	194	17%	201	18%
Europe and Africa	452		42%	497	43%	427	39%
Asia-Pacific	402		37%	413	36%	437	39%
South America	48		5%	51	4%	46	4%

Total	1,078	(1)		1,155		1,111

(1)	Excludes inter-segment sales of $6 million for the year ended December 31, 2009.

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

• Competition

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

Industrial Specialties

Our Industrial Specialties segment includes our Emulsions, PVOH and EVA Performance Polymers businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low VOC (volatile organic compounds), an environmentally-friendly technology. Our PVOH business was sold in July 2009 to Sekisui Chemical Co., Ltd. (“Sekisui”) for a net cash purchase price of $168 million. The PVOH business produced a broad portfolio of performance PVOH chemicals engineered to meet specific customer requirements. Our emulsions products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. EVA Performance Polymers offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing and devices, automotive carpet and solar cell encapsulation films.

• Key Products

The products in our Emulsions business include conventional vinyl and acrylate based emulsions and high-pressure vinyl acetate ethylene emulsions. Emulsions are made from VAM, acrylate esters and styrene. Our Emulsions business is a leading producer of vinyl acetate ethylene emulsions in Europe. These products are a key component of water-based architectural coatings, adhesives, non-wovens, textiles, glass fiber and other applications.

Sales from the Emulsions business amounted to approximately 15%, 13% and 14% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

PVOH is used in adhesives, building products, paper coatings, films and textiles. The primary raw material to produce PVOH is VAM, while acetic acid is produced as a by-product. Our PVOH business was sold to Sekisui in July 2009.

EVA Performance Polymers produces low-density polyethylene and EVA resins and compounds that are used in the manufacture of hot melt adhesives, automotive carpet, lamination film products, flexible packaging films, medical tubing and solar cell encapsulation films. EVA resins and compounds are produced in high-pressure reactors from ethylene and VAM.

• Facilities

The Emulsions business has production sites in the United States, Canada, China, Spain, Sweden, the Netherlands and Germany. EVA Performance Polymers has a production facility in Edmonton, Alberta, Canada. Our PVOH production sites in the United States and Spain were sold to Sekisui in July 2009.

• Geographic Regions

The following table illustrates the destination of the net sales of the Industrial Specialties segment by geographic region.

Net Sales to External Customers by Destination — Industrial Specialties

	Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
	$	Segment	$	Segment	$	Segment
	(In millions, except percentages)

North America	382	39%	617	44%	583	43%
Europe and Africa	504	52%	684	48%	674	50%
Asia-Pacific	78	8%	81	6%	69	5%
South America	10	1%	24	2%	20	2%

Total	974		1,406		1,346

Industrial Specialties’ products are sold to a diverse group of regional and multinational customers. Customers for emulsions are manufacturers of water-based paints and coatings, adhesives, paper, building and construction products, glass fiber, non-wovens and textiles. The customers of the PVOH business are primarily engaged in the production of adhesives, paper, films, building products and textiles. Customers of EVA Performance Polymers are primarily engaged in the manufacture of adhesives, automotive components, packaging materials, print media and solar energy products.

• Competition

Principal competitors in the Emulsions business include The Dow Chemical Company (“Dow”), BASF, Dairen, Wacker and several smaller regional manufacturers.

Principal competitors for the EVA Performance Polymers EVA resins and compounds business include DuPont, ExxonMobil Chemical, Arkema and several Asian manufacturers.

Acetyl Intermediates

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, and medicines. Other chemicals produced in this business segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

• Key Products

Acetyl Products. Acetyl products include acetic acid, VAM, acetic anhydride and acetaldehyde. Acetic acid is primarily used to manufacture VAM, PTA and other acetyl derivatives. VAM is used in a variety of adhesives, paints, films, coatings and textiles. Acetic anhydride is a raw material used in the production of cellulose acetate, detergents and pharmaceuticals. Acetaldehyde is a major feedstock for the production of a variety of derivatives, such as pyridines, which are used in agricultural products. We manufacture acetic acid, VAM and acetic anhydride for our own use, as well as for sale to third parties.

Acetic acid and VAM, our basic acetyl intermediates products, are impacted by global supply and demand fundamentals and are cyclical in nature. The principal raw materials in these products are ethylene, which we purchase from numerous sources; carbon monoxide, which we purchase under long-term contracts; and methanol, which we purchase under long-term and short-term contracts. With the exception of carbon monoxide, these raw materials are commodity products available from a wide variety of sources.

Our production of acetyl products employs leading proprietary and licensed technologies, including our proprietary AOPlus®2 and AOPlustm technologies for the production of acetic acid and VAntagetm and VAntage Plustm VAM technology.

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

•    Amines such as methyl amines, monisopropynol amines and butyl amines are used in agrochemicals, herbicides and the treatment of rubber and water; and

•    Special solvents, such as crotonaldehyde, which are used by the Nutrinova line for the production of sorbates, as well as raw materials for the fragrance and food ingredients industry.

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

Sales from acetyl products amounted to approximately 34%, 35% and 34% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Sales from solvents and derivatives products amounted to approximately 10%, 12% and 12% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

• Facilities

Acetyl Intermediates has production sites in the United States, China, Mexico, Singapore, Spain, France and Germany. As of December 31, 2009, acetic acid and VAM production at our Pardies, France location had ceased. In addition, our Cangrejera, Mexico site no longer produced VAM as of December 31, 2009. We also participate in a strategic venture in Saudi Arabia that produces methanol and methyl tertiary-butyl ether (“MTBE”). Over the last few years, we have continued to shift our production capacity to lower cost production facilities while expanding in growth markets, such as China.

• Geographic Regions

The following table illustrates net sales by destination of the Acetyl Intermediates segment by geographic region.

Net Sales to External Customers by Destination — Acetyl Intermediates

	Year Ended December 31,
	2009			2008			2007
			% of			% of			% of
	$		Segment	$		Segment	$		Segment
	(In millions, except percentages)

North America	501		22%	743		23%	685		23%
Europe and Africa	771		35%	1,198		37%	1,183		40%
Asia-Pacific	884		40%	1,142		36%	968		33%
South America	64		3%	116		4%	119		4%

Total	2,220	(1)		3,199	(1)		2,955	(1)

(1)	Excludes inter-segment sales of $383 million, $676 million and $660 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

• Competition

Our principal competitors in the Acetyl Intermediates segment include Atofina S.A., BASF, British Petroleum PLC, Chang Chun Petrochemical Co., Ltd., Daicel, Dow, Eastman, DuPont, LyondellBasell Industries, Nippon Gohsei, Perstorp Inc., Jiangsu Sopo Corporation (Group) Ltd., Showa Denko K.K., and Kuraray Co. Ltd.

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

Investments

We have a significant portfolio of strategic investments, including a number of ventures in Asia-Pacific, North America and Europe. In aggregate, these strategic investments enjoy significant sales, earnings and cash flow. We have entered into these strategic investments in order to gain access to local demand, minimize costs and accelerate growth in areas we believe have significant future business potential. See Note 8 to the consolidated financial statements for additional information.

The table below represents our significant strategic ventures as of December 31, 2009:

					Year
	Location	Ownership	Segment	Partner(s)	Entered

Equity Method Investments
Korea Engineering Plastics Co. Ltd	South Korea	50%	Advanced Engineered Materials	Mitsubishi Gas Chemical Company, Inc./Mitsubishi Corporation	1999
Polyplastics Co., Ltd.	Japan	45%	Advanced Engineered Materials	Daicel Chemical Industries Ltd.	1964
Fortron Industries LLC	US	50%	Advanced Engineered Materials	Kureha Corporation	1992
Cost Method Investments
National Methanol Co.	Saudi Arabia	25%	Acetyl Intermediates	Saudi Basic Industries Corporation (“SABIC”)/ Texas Eastern Arabian Corporation Ltd.	1981
Kunming Cellulose Fibers Co. Ltd.	China	30%	Consumer Specialties	China National Tobacco Corporation	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	Consumer Specialties	China National Tobacco Corporation	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	Consumer Specialties	China National Tobacco Corporation	1993

• Major Equity Method Investments

Korea Engineering Plastics Co. Ltd. Founded in 1987, KEPCO is the leading producer of polyacetal in South Korea. Mitsubishi Gas Chemical Company, Inc. owns 40% and Mitsubishi Corporation owns 10% of KEPCO. KEPCO operates a POM plant in Ulsan, South Korea and participates with Polyplastics and Mitsubishi Gas Chemical Company, Inc. in a world-scale POM facility in Nantong, China.

Polyplastics Co., Ltd. We believe Polyplastics is a leading supplier of engineered plastics in the Asia-Pacific region. Polyplastics’ principal production facilities are located in Japan, Taiwan, Malaysia and China. We believe Polyplastics is a leading producer and marketer of POM in the Asia-Pacific region.

Fortron Industries LLC. We believe Fortron Industries LLC (“Fortron”) is a leading global producer of PPS. Fortron’s facility is located in Wilmington, North Carolina. We believe Fortron has the leading technology in linear polymer applications.

• Major Cost Method Investments

National Methanol Co. (“Ibn Sina”). With production facilities in Saudi Arabia, Ibn Sina represents approximately 2% of the world’s methanol production capacity and is the world’s eighth largest producer of MTBE. Methanol and MTBE are key global commodity chemical products. We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Co., a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%), with the remainder held by SABIC (50%). SABIC has responsibility for all product marketing.

China Acetate Products ventures. We hold approximately 30% ownership interests (50% board representation) in three separate Acetate Products production entities in China: the Nantong, Kunming and Zhuhai Cellulose Fiber Companies. In each instance, the Chinese state-owned tobacco entity, China National Tobacco Corporation, controls the remainder. The China ventures fund operations using operating cash flows.

These cost investments where we own greater than a 20% ownership interest are accounted for under the cost method of accounting because we cannot exercise significant influence over these entities. We determined that we cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on our involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

• Other Equity Investments

InfraServs. We hold ownership interests in several InfraServ entities located in Germany. InfraServs own and develop industrial parks and provide on-site general and administrative support to tenants. The table below represents our equity investments in InfraServ ventures as of December 31, 2009:

Company	Ownership %

InfraServ GmbH & Co. Gendorf KG	39%
InfraServ GmbH & Co. Knapsack KG	27%
InfraServ GmbH & Co. Hoechst KG	32%

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

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply/demand fundamentals change. Our production facilities rely largely on fuel oil, natural gas and electricity for energy. Most of the raw materials for our European operations are centrally purchased by one of our subsidiaries, which also buys raw materials on behalf of third parties. We manage our exposure through forward purchase contracts, long-term supply agreements and multi-year purchasing and sales agreements. During 2009, we did not enter into any commodity financial derivative contracts. See Note 2 and Note 22 to the consolidated financial statements for additional information.

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

Intellectual Property

We attach great importance to patents, trademarks, copyrights and product designs in order to protect our investment in research and development, manufacturing and marketing. Our policy is to seek the widest possible protection for significant product and process developments in our major markets. Patents may cover processes, products, intermediate products and product uses. We also seek to register trademarks extensively as a means of protecting the brand names of our products, which brand names become more important once the corresponding products or process patents have expired. We protect our trademarks vigorously against infringement and also seek to register design protection where appropriate.

In most industrial countries, patent protection exists for new substances and formulations, as well as for unique applications and production processes. However, we do business in regions of the world where intellectual property protection may be limited and difficult to enforce. We maintain strict information security policies and procedures wherever we do business. Such information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information, as well as employee awareness training. Moreover, we monitor our competitors and vigorously defend and enforce infringements on our intellectual property rights.

Neither Celanese nor any particular business segment is materially dependent upon any one particular patent, trademark, copyright or trade secret.

• Trademarks

AOPlus®2, AOPlus®, VAntage®, VAntage Plustm, BuyTiconaDirecttm, Celanex®, Celcon®, Celstran®, Celvolit®, Compel®, Erkol®, GUR®, Hostaform®, Impet®, Mowilith®, Nutrinova®, Riteflex®, Sunett®, Vandar®, Vectra®, Vinamul®, EcoVAE®, Duroset®, Ateva®, Acetex® and certain other products and services named in this document are trademarks, service marks or registered trademarks of Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all trademarks, service marks or registered trademarks owned by Celanese. Fortron® is a registered trademark of Fortron Industries LLC, a venture of Celanese.

Environmental and Other Regulation

Matters pertaining to environmental and other regulations are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Accounting for Commitments and Contingencies, and Note 16 and Note 24 to the consolidated financial statements.

Employees

As of December 31, 2009, we had 7,400 employees worldwide. The following table sets forth the approximate number of employees on a continuing basis.

Employees as of
December 31, 2009

North America
US	2,500
Canada	250
Mexico	700

Total	3,450
Europe
Germany	1,600
Other Europe	1,600

Total	3,200
Asia	700
Rest of World	50

Total	7,400

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

Available Information — Securities and Exchange Commission (“SEC”) Filings and Corporate Governance Materials

We make available free of charge, through our internet website (http://www.celanese.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Celanese Corporation, that electronically file with the SEC at http://www.sec.gov.

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

Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners. In particular, we are exposed to risks associated with reduced levels of automotive and textile production and declines in the housing market. These conditions have resulted in financial instability or other adverse effects at many of our suppliers, customers or business partners. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, delays or interruptions of the supply of raw materials we purchase and bankruptcy of customers, suppliers or other creditors. The continuation of any of these events may adversely affect our cash flow, profitability and financial condition.

During 2008 and 2009, as a result of the economic downturn, lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers reducing the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Although the markets have stabilized since 2008, future disruption of the credit markets could adversely affect our customer’s access to credit which supports the continuation and expansion of their businesses worldwide and could result in contract cancellations or suspensions, payment delays or defaults by our customers.

We are a company with operations around the world and are exposed to general economic, political and regulatory conditions and risks in the countries in which we have significant operations.

We operate in the global market and have customers in many countries. We have major facilities primarily located in North America, Europe and Asia, and hold interests in ventures that operate in the US, Germany, China, Japan, South Korea, Taiwan and Saudi Arabia. Our principal customers are similarly global in scope, and the prices of our most significant products are typically world market prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic, political and regulatory conditions.

In addition to the worldwide economic downturn, conditions such as the uncertainties associated with war, terrorist activities, epidemics, pandemics, weather or political instability in any of the countries in which we operate could affect us by causing delays or losses in the supply or delivery of raw materials and products, as well as increasing security costs, insurance premiums and other expenses. These conditions could also result in or lengthen economic recession in the United States, Europe, Asia or elsewhere.

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

We purchase significant amounts of natural gas, ethylene and methanol from third parties for use in our production of basic chemicals in the Acetyl Intermediates segment, principally formaldehyde, acetic acid and VAM. We use a portion of our output of these chemicals, in turn, as inputs in the production of further products in all our business segments. We also purchase significant amounts of wood pulp for use in our production of cellulose acetate in the Consumer Specialties segment. The price of many of these items is dependent on the available supply of such item and may increase significantly as a result of production disruptions or strikes. For example, the unplanned shutdown of our Clear Lake, Texas facility during 2007 together with other tight supply conditions caused a shortage of acetic acid and increased the price for such product.

We are exposed to volatility in the prices of our raw materials and energy. Although we have agreements providing for the supply of natural gas, ethylene, wood pulp, electricity and fuel oil, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past and which may do so in the future include:

•	Shortages of raw materials due to increasing demand, e.g., from growing uses or new uses;

•	Capacity constraints, e.g., due to construction delays, labor disruption or involuntary shutdowns;

•	The general level of business and economic activity; and

•	The direct or indirect effect of governmental regulation.

If we are not able to fully offset the effects of higher energy and raw material costs, or if such commodities were unavailable, it could have a significant adverse effect on our financial results.

Failure to develop new products and production technologies or to implement productivity and cost reduction initiatives successfully may harm our competitive position.

Our operating results, especially in our Consumer Specialties and Advanced Engineered Materials segments, depend significantly on the development of commercially viable new products, product grades and applications, as well as production technologies. If we are unsuccessful in developing new products, applications and production processes in the future, our competitive position and operating results may be negatively affected. Likewise, we have undertaken and are continuing to undertake initiatives in all business segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.

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

Regulations have recently been issued by the US Department of Homeland Security (“DHS”) aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and prevention plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. We have registered certain of our sites with DHS in accordance with these regulations, and are conducting vulnerability assessments for our sites and until that is done we cannot state with certainty the costs associated with any security plans that DHS may require. These regulations may be revised further, and additional legislation may be proposed in the future on this topic. It is possible that such future legislation could contain terms that are more restrictive than what has recently been passed and which would be more costly to us. We cannot predict the final form of currently pending legislation, or other related legislation that may be passed and can provide no assurance that such legislation will not have an adverse effect on our results of operations in a future reporting period.

Environmental regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.

Costs related to our compliance with environmental laws and regulations, and potential obligations with respect to contaminated sites may have a significant negative impact on our operating results. These obligations include the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and the Resource Conservation and Recovery Act of 1976 (“RCRA”) related to sites currently or formerly owned or operated by us, or where waste from our operations was disposed. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between Celanese GmbH and Hoechst, also referred to as the demerger agreement, for environmental matters arising out of certain divestitures that took place prior to the demerger.

Our operations are subject to extensive international, national, state, local and other supranational laws and regulations that govern environmental and health and safety matters, including CERCLA and RCRA. We incur substantial capital and other costs to comply with these requirements. If we violate them, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws, regulations and enforcement policies could result in substantial costs and liabilities to us or limitations on our operations and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present. Consequently, compliance with these laws and regulations could result in significant capital expenditures as well as other costs and liabilities, which could cause our business and operating results to be less favorable than expected. An adverse outcome in these claim procedures may negatively affect our earnings and cash flows in a particular reporting period.

Changes in environmental, health and safety regulations in the jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products.

New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products.

In June 2009, the California Office of Environmental Health Hazard Assessment (“OEHHA”) formally proposed to list vinyl acetate monomer (“VAM”), along with 11 other substances, to a list of chemicals “known to the state of California” to cause cancer. OEHHA is required to maintain this list under the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”). Celanese filed comments in opposition to the proposed listing because the listing was not based on a scientific review of the relevant data and the legal standard for adding VAM to the Proposition 65 list had not been met. Celanese also filed an action in the Sacramento County Supervisor Court seeking declaration that OEHHA’s proposed listing of VAM would be contrary to law. The Superior Court granted Celanese’s request for relief. It is anticipated that OEHHA will appeal that decision.

We can provide no assurance that the Sacramento County Superior Court decision will be affirmed on appeal, or that VAM or other chemicals we produce will not be classified in other jurisdictions in a manner that would adversely affect demand for such products.

We are a producer of formaldehyde and plastics derived from formaldehyde. Several studies have investigated possible links between formaldehyde exposure and various end points including leukemia. The International Agency for Research on Cancer (“IARC”), a private research agency, has reclassified formaldehyde from Group 2A (probable human carcinogen) to Group 1 (known human carcinogen) based on studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans. In October 2009, IARC also concluded based on a recent study that there is sufficient evidence for a casual association between formaldehyde and the development of leukemia. We expect the results of IARC’s review will be examined and considered by government agencies with responsibility for setting worker and environmental exposure standards and labeling requirements.

Other pending initiatives will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children’s Chemical Evaluation Program, High Production Volume Chemical Initiative and expected modifications to the Toxic Substances Control Act (TSCA) in the United States, as well as various European Commission programs, such as the Registration, Evaluation, Authorization and Restriction of Chemicals (REACh).

The above-mentioned assessments in the United States and Europe may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand would likely have an adverse impact on our business and results of operations.

We are subject to risks associated with possible climate change legislation, regulation and international accords.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU. Similarly, numerous bills related to climate change have been introduced in the US Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gas could occur pursuant to future US treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.

While not all are likely to become law, this is a strong indication that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices and establishing costly emissions trading schemes and requiring modification of equipment.

A step toward potential federal restriction on greenhouse gas emissions was taken on December 7, 2009 when the Environmental Protection Agency (“EPA”) issued its Endangerment Finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, many sources of greenhouse gas emissions may be regulated without the need for further legislation.

The US Congress is considering legislation that would create an economy-wide “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and sale of emissions permits or “allowances.” Under the leading cap-and-trade proposals before Congress, the chemical industry likely would be affected due to anticipated increases in energy costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain, to cover the emissions from fuel production and the eventual use of fuel by the Company or its energy suppliers. In addition, cap-and-trade proposals would likely increase the cost of energy, including purchases of steam and electricity, and certain raw materials used by the Company. Other countries are also considering or have implemented “cap-and-trade” systems. Future environmental regulatory developments related to climate change are possible, which could materially increase operating costs in the chemical industry and thereby increase our manufacturing and delivery costs.

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

Our business and financial results may be adversely affected by various legal and regulatory proceedings.

We are subject to legal and regulatory proceedings, lawsuits and claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our business, results of operations or financial condition in any particular period. For a more detailed discussion of our legal proceedings, see Item 3. Legal Proceedings below.

We may experience unexpected difficulties and incur unexpected costs in the relocation of our Ticona plant from Kelsterbach to the Rhine Main area, which may increase our costs, delay the transition or disrupt our ability to supply our customers.

We have agreed with Frankfurt, Germany Airport (“Fraport”) to relocate our Kelsterbach, Germany business, resolving several years of legal disputes related to the planned Frankfurt airport expansion. As a result of the settlement, we will transition Ticona’s operations from Kelsterbach to another location in Germany by mid-2011. In July 2007, we announced that we would relocate the Kelsterbach, Germany business to the Hoechst Industrial Park in the Rhine Main area. Over a five-year period, Fraport agreed to pay Ticona a total of €670 million to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. While the settlement and related payment amount was meant to be cost-neutral and represent the amount required to select a site, build new production facilities, demolish old production facilities and transition business activities according to schedule and without any disruptions to customer supply, we may encounter unexpected costs or other difficulties during the relocation process that bring the total costs of the relocation to an amount greater than the compensation provided by Fraport. The relocation of these facilities represents a major logistical undertaking, and we may have underestimated the amount that will be required to carry out every aspect of the relocation. We may lose the services of valuable experienced employees during the transition if they decide not to work at the new location. The construction of the new facilities may not be complete on time or may face cost overruns. If our costs relating to the relocation exceed the amount of payments from Fraport or if the relocation causes other unexpected difficulties, our expenses may increase or supplies to our customers may be disrupted.

If supply to our customers is disrupted for an extended period, this could negatively impact the reputation of this business and result in the loss of customers. Such effects could have an adverse impact on our results of operations in future periods.

Our significant non-US operations expose us to global exchange rate fluctuations that could adversely impact our profitability.

Because we conduct a significant portion of our operations outside the United States, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. For example, changes in currency exchange rates may decrease our profits in comparison to the profits of our competitors on the same products sold in the same markets and increase the cost of items required in our operations.

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

The cost of our pension plans is incurred over long periods of time and involves many uncertainties during those periods of time. Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. During 2008, the value of our plan assets declined significantly due to the decline in the overall equity markets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. In recent years, an extended duration strategy in the asset portfolio has been implemented to minimize the influence of liability volatility due to interest rate movements. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost for subsequent fiscal years. If the value of our pension fund’s portfolio declines or does not perform as expected or if our experience with the fund leads us to change our assumptions regarding the fund, we may be required to contribute additional capital to the fund.

Our future success will depend in part on our ability to protect our intellectual property rights. Our inability to enforce these rights could reduce our ability to maintain our market position and our profit margins.

We attach great importance to our patents, trademarks, copyrights and product designs in order to protect our investment in research and development, manufacturing and marketing. We also license patents and other technology from third parties. Our policy is to seek the widest possible protection for significant product and process developments in our major markets. Patents may cover processes, products, intermediate products and product uses. Protection for individual products extends for varying periods in accordance with the date of patent application filing and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. As patents expire, the products and processes described and claimed in those patents become generally available for use by the public. We also seek to register trademarks extensively as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. Our continued growth strategy may bring us to regions of the world where intellectual property protection may be limited and difficult to enforce. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, our revenues, results of operations and cash flows may be adversely affected.

Provisions in certificate of incorporation and bylaws, as well as any shareholders’ rights plan, may discourage a takeover attempt.

Provisions contained in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our Series A common stock. These rights may have the effect of delaying or deterring a change of control of our Company. In addition, a change of control of our company may be delayed or deterred as a result of our having three classes of directors (each class elected for a three year term) or as a result of any shareholders’ rights plan that our Board of Directors may adopt. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Series A common stock.

Risks Related to the Acquisition of Celanese GmbH, formerly Celanese AG

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the domination and profit and loss transfer agreement (“Domination Agreement”) and/or the compensation paid in connection with the squeeze-out may be increased, which may further reduce the funds the Purchaser can otherwise make available to us.

Several minority shareholders of Celanese GmbH have initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement. On December 12, 2006, the Frankfurt District Court appointed an expert to help determine the value of Celanese AG as of July 31, 2004, on which date an extraordinary shareholder meeting of Celanese AG was held to resolve the Domination Agreement. As a result of these proceedings, the amounts of the fair cash compensation and of the guaranteed annual payment could be increased by the court, and the Purchaser would be required to make such payments within two months after the publication of the court’s ruling. Any such increase may be substantial. All minority shareholders would be entitled to claim the respective higher amounts. This may reduce the funds the Purchaser can make available to us and, accordingly, diminish our ability to make payments on our indebtedness. See Note 24 to the consolidated financial statements for further information.

The Company also received applications for the commencement of award proceedings filed by 79 shareholders against the Purchaser with the Frankfurt District Court requesting the court to set a higher amount for the Squeeze-Out compensation. Should the court set a higher value for the Squeeze-Out compensation, former Celanese AG shareholders who ceased to be shareholders of Celanese AG due to the Squeeze-Out are entitled, pursuant to a settlement agreement between the Purchaser and certain former Celanese AG shareholders, to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings. Previously received compensation for their shares will be offset so that those shareholders who ceased to be shareholders of Celanese AG due to the Squeeze-Out are not entitled to more than higher of the amount set in the two court proceedings.

The Purchaser may be required to compensate Celanese GmbH for annual losses, which may reduce the funds the Purchaser can otherwise make available to us.

Under the Domination Agreement, the Purchaser is required, among other things, to compensate Celanese GmbH for any annual loss incurred, determined in accordance with German accounting requirements, by Celanese GmbH at the end of the fiscal year in which the loss was incurred. This obligation to compensate Celanese GmbH for annual losses will apply during the entire term of the Domination Agreement. If Celanese GmbH incurs losses during any period of the operative term of the Domination Agreement and if such losses lead to an annual loss of Celanese GmbH at the end of any given fiscal year during the term of the Domination Agreement, the Purchaser will be obligated to make a corresponding cash payment to Celanese GmbH to the extent that the respective annual loss is not fully compensated for by the dissolution of profit reserves accrued at the level of Celanese GmbH during the term of the Domination Agreement. The Purchaser may be able to reduce or avoid cash payments to Celanese GmbH by off-setting against such loss compensation claims by Celanese GmbH any valuable counterclaims against Celanese GmbH that the Purchaser may have. If the Purchaser is obligated to make cash payments to Celanese GmbH to cover an annual loss, we may not have sufficient funds to make payments on our indebtedness when due and, unless the Purchaser is able to obtain funds from a source other than annual profits of Celanese GmbH, the Purchaser may not be able to satisfy its obligation to fund such shortfall. See Note 24 to the consolidated financial statements. Since the Domination Agreement has been terminated effective as of December 31, 2009, there will be no obligation by the Purchaser to compensate Celanese GmbH for any losses incurred after December 31, 2009.

We and two of our subsidiaries have taken on certain obligations with respect to the Purchaser’s obligation under the Domination Agreement and intercompany indebtedness to Celanese GmbH, which may diminish our ability to make payments on our indebtedness.

Our subsidiaries, Celanese International Holdings Luxembourg S.à r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing so that the Purchaser is at all times in a position to completely meet its obligations under, or in connection with, the Domination Agreement. In addition, Celanese has guaranteed (i) that the Purchaser will meet its obligation under the Domination Agreement to compensate Celanese GmbH for any annual loss incurred by Celanese GmbH during the term of the Domination Agreement; and (ii) the repayment of all existing intercompany indebtedness of Celanese’s subsidiaries to Celanese GmbH. Further, under the terms of Celanese’s guarantee, in certain limited circumstances Celanese GmbH may be entitled to require the immediate repayment of some or all of the intercompany indebtedness owed by Celanese’s subsidiaries to Celanese GmbH. If CIH and/or Celanese US are obligated to make payments under their obligations to the Purchaser or Celanese GmbH, as the case may be, or if the intercompany indebtedness owed to Celanese GmbH is accelerated, we may not have sufficient funds for payments on our indebtedness when due. Since the Domination Agreement has been terminated effective as of December 31, 2009, there will be no obligation by the Purchaser to compensate Celanese GmbH for any losses incurred after December 31, 2009 and our subsidiaries will be released from their obligations.

Risks Related to Our Indebtedness

See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Other Obligations.

Our level of indebtedness could diminish our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.

Our total indebtedness is approximately $3.5 billion as of December 31, 2009.

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

Moreover, the terms of our existing debt do not fully prohibit us or our subsidiaries from incurring substantial additional indebtedness in the future. If new debt, including amounts available under our senior credit agreement, is added to our current debt levels, the related risks that we now face could intensify. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Other Obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase, net of the impacts of hedges in place. As of December 31, 2009, we had $2.2 billion, €440 million and CNY 1.4 billion of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves $643 million, €290 million and CNY 1.4 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $13 million.

Our senior credit agreement consists of $2,280 million of US dollar denominated and €400 million of Euro denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the new senior credit agreement. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly, commencing in July 2007. The remaining principal amount of the term loans will be due on April 2, 2014.

An increase in interest rates could have an adverse impact on our future results of operations and cash flows. See also Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk Management.

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

In addition, the senior credit agreement requires us to maintain a maximum first lien senior secured leverage ratio if there are outstanding borrowings under the revolving credit facility. Our ability to meet this financial ratio can be affected by events beyond our control, and we may not be able to meet this test at all.

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

The terms of our senior credit agreement limit the ability of Celanese Holdings LLC and its subsidiaries to pay dividends or otherwise transfer their assets to us.

Our operations are conducted through our subsidiaries and our ability to pay dividends is dependent on the earnings and the distribution of funds from our subsidiaries. However, the terms of our senior credit agreement limit the ability of Celanese Holdings LLC and its subsidiaries to pay dividends or otherwise transfer their assets to us. Accordingly, our ability to pay dividends on our stock is similarly limited.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Description of Property

We own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal production and other facilities throughout the world as of December 31, 2009.

Site	Leased/Owned	Products/Functions
Corporate Offices
Budapest, Hungary	Leased	Administrative offices
Dallas, Texas, US	Leased	Corporate headquarters
Kronberg/Taunus, Germany	Leased	Administrative offices
Mexico City, Mexico	Leased	Administrative offices
Mexico City, Mexico(1)	Owned	Administrative offices
Advanced Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	POM, GUR®, Compounding
Florence, Kentucky, US	Owned	Compounding
Kelsterbach, Germany	Owned	LFRT, POM, Compounding
Oberhausen, Germany(5)	Leased	GUR®
Fuji City, Japan	Owned by Polyplastics Co., Ltd.(7)	POM, PBT, LCP, Compounding
Kuantan, Malaysia	Owned by Polyplastics Co., Ltd.(7)	POM, Compounding
Shelby, North Carolina, US	Owned	LCP, PBT, PET, Compounding
Suzano, Brazil	Owned	Compounding
Ulsan, South Korea	Owned by Korea Engineering Plastics Co., Ltd.(7)	POM
Wilmington, North Carolina, US	Owned by Fortron Industries LLC(7)	PPS
Winona, Minnesota, US	Owned	LFRT
Nanjing, China(3)	Leased	LFRT, GUR®
Consumer Specialties
Kunming, China	Owned by Kunming Cellulose Fibers Co. Ltd.(6)	Acetate tow, Acetate flake
Lanaken, Belgium	Owned	Acetate tow
Nantong, China	Owned by Nantong Cellulose Fibers Co. Ltd.(6)	Acetate tow, Acetate flake
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Ocotlán, Jalisco, Mexico	Owned	Acetate tow, Acetate flake
Spondon, Derby, UK	Owned	Acetate tow, Acetate flake
Frankfurt am Main, Germany(4)	Owned by InfraServ GmbH & Co. Hoechst KG(7)	Sorbates, Sunett® sweetener
Zhuhai, China	Owned by Zhuhai Cellulose Fibers Co. Ltd.(6)	Acetate tow, Acetate flake
Industrial Specialties
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Enoree, South Carolina, US	Owned	Conventional emulsions, Vinyl acetate ethylene emulsions
Edmonton, Alberta, Canada	Owned	LDPE, EVA
Frankfurt am Main, Germany(4)	Owned by InfraServ GmbH & Co. Hoechst KG(7)	Conventional emulsions, Vinyl acetate ethylene emulsions
Geleen, Netherlands	Owned	Vinyl acetate ethylene emulsions
Guardo, Spain	Owned	Site is no longer operating as of December 31, 2009.
Meredosia, Illinois, US	Owned	Conventional emulsions, Vinyl acetate ethylene emulsions

Site	Leased/Owned	Products/Functions
Nanjing, China(3)	Leased	Conventional emulsions, Vinyl acetate ethylene emulsions
Koper, Slovenia	Owned	Site is no longer operating as of December 31, 2009.
Tarragona, Spain(2)	Owned by Complejo Industrial Taqsa AIE(6)	Conventional emulsions, Vinyl acetate ethylene emulsions
Perstorp, Sweden	Owned	Conventional emulsions, Vinyl acetate ethylene emulsions
Warrington, UK	Owned	Site is no longer operating as of December 31, 2009.
Acetyl Intermediates
Bay City, Texas, US	Leased	VAM
Bishop, Texas, US	Owned	Formaldehyde
Cangrejera, Veracruz, Mexico	Owned	Acetic anhydride, Ethyl acetate
Clear Lake, Texas, US	Owned	Acetic acid, VAM
Frankfurt am Main, Germany(4)	Owned by InfraServ GmbH & Co. Hoechst KG(7)	Acetaldehyde, VAM, Butyl acetate
Nanjing, China(3)	Leased	Acetic acid, Acetic anhydride, VAM
Pampa, Texas, US	Owned	Site is no longer operating as of December 31, 2009.
Pardies, France	Owned	Site is no longer operating as of December 31, 2009.
Roussillon, France(5)	Leased	Acetic anhydride
Jubail, Saudi Arabia	Owned by National Methanol Company(6)	Methyl tertiary-butyl ether, Methanol
Jurong Island, Singapore(5)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Tarragona, Spain(2)	Owned by Complejo Industrial Taqsa AIE(6)	VAM

(1)	Site is no longer operational and is currently held for sale.

(2)	Multiple Celanese business segments conduct operations at the Tarragona site. Celanese owns its assets at the facility but shares ownership in the land. Celanese’s ownership percentage in the land is 15%.

(3)	Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site, but utilizes the land through the terms of a long-term land lease.

(4)	Multiple Celanese business segments conduct operations at the Frankfurt facility.

(5)	Celanese owns the assets on this site, but utilizes the land through the terms of a long-term land lease.

(6)	A Celanese cost method investment.

(7)	A Celanese equity method investment.

We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations. We continue to review our capacity requirements as part of our strategy to maximize our global manufacturing efficiency.

See Note 8 to the consolidated financial statements for more information on our cost and equity method investments.

For information on environmental issues associated with our properties, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Accounting for Commitments and Contingencies. Additional information with respect to our property, plant and equipment, and leases is contained in Note 9 and Note 21 to the consolidated financial statements.

Item 3.	Legal Proceedings

We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, intellectual property, workers’ compensation, prior acquisitions, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we are actively defending those matters where the Company is named as a defendant. Additionally, we believe, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation claims will not have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. See Note 24 to the consolidated financial statements for a discussion of material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Series A common stock has traded on the New York Stock Exchange under the symbol “CE” since January 21, 2005. The closing sale price of our Series A common stock, as reported by the New York Stock Exchange, on February 5, 2010 was $29.89. The following table sets forth the high and low intraday sales prices per share of our common stock, as reported by the New York Stock Exchange, for the periods indicated.

	Price Range
	High	Low

2009
Quarter ended March 31, 2009	$15.27	$7.44
Quarter ended June 30, 2009	$24.30	$12.67
Quarter ended September 30, 2009	$27.93	$19.72
Quarter ended December 31, 2009	$33.41	$23.65
2008
Quarter ended March 31, 2008	$43.72	$31.76
Quarter ended June 30, 2008	$50.99	$39.50
Quarter ended September 30, 2008	$47.02	$24.68
Quarter ended December 31, 2008	$27.76	$5.71

Holders

No shares of Celanese’s Series B common stock are issued and outstanding. As of February 5, 2010, there were 64 holders of record of our Series A common stock, and one holder of record of our 4.25% convertible perpetual preferred stock (“Preferred Stock”). By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 28,000 as of February 5, 2010.

On February 1, 2010, we announced we would elect to redeem all of our 9,600,000 outstanding shares of our Preferred Stock on February 22, 2010 (“Redemption Date”). On that date, each share of our Preferred Stock will be redeemed for a number of shares of our Series A common stock equal to the redemption price ($25.06) divided by 97.5% of the average closing price of our Series A common stock for the 10 trading days ending on the fifth trading day prior to February 22, 2010.

Holders of the Preferred Stock also have the right to convert their shares at any time prior to 5:00 p.m., New York City time, on February 19, 2010, the business day immediately preceding the Redemption Date. Holders who want to convert their shares of our Preferred Stock must satisfy all of the requirements as defined in the Certificate of Designations prior to 5:00 p.m., New York City time, in order to effect conversion of their shares of Preferred Stock. Each share of Preferred Stock is convertible into 1.2600 shares of our Series A common stock, subject to adjustment under certain circumstances as set forth in the Certificates of Designations.

Dividend Policy

Our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate of $0.16 per share unless our Board of Directors, in its sole discretion, determines otherwise. Pursuant to this policy, we paid quarterly dividends of $0.04 per share on February 1, 2009, May 1, 2009, August 3, 2009 and November 2, 2009 and similar quarterly dividends during each quarter of 2008. The annual cash dividend declared and paid during the years ended December 31, 2009 and 2008 were $23 million and $24 million, respectively. Dividends payable to holders of our Series A common stock cannot be declared or paid nor can any funds be set aside for the payment thereof, unless we have paid or set aside funds for the payment of all accumulated and unpaid dividends with respect to the shares of our Preferred Stock, as described below. Our Board of Directors may, at any time, modify or revoke our dividend policy on our Series A common stock.

We are required under the terms of our Preferred Stock to pay scheduled quarterly dividends, subject to legally available funds. For so long as the Preferred Stock remains outstanding, (1) we will not declare, pay or set apart funds for the payment of any dividend or other distribution with respect to any junior stock or parity stock and (2) neither we, nor any of our subsidiaries, will, subject to certain exceptions, redeem, purchase or otherwise acquire for consideration junior stock or parity stock through a sinking fund or otherwise, in each case unless we have paid or set apart funds for the payment of all accumulated and unpaid dividends with respect to the shares of Preferred Stock and any parity stock for all preceding dividend periods. Pursuant to this policy, we paid quarterly dividends of $0.265625 per share on our Preferred Stock on February 1, 2009, May 1, 2009, August 3, 2009 and November 2, 2009 and similar quarterly dividends during each quarter of 2008. The annual cash dividend declared and paid during the years ended December 31, 2009 and 2008 were $10 million and $10 million, respectively.

On January 5, 2010, we declared a cash dividend of $0.265625 per share on our Preferred Stock amounting to $3 million and a cash dividend of $0.04 per share on our Series A common stock amounting to $6 million. Both cash dividends are for the period from November 2, 2009 to January 31, 2010 and were paid on February 1, 2010 to holders of record as of January 15, 2010.

On February 1, 2010, we announced we would elect to redeem all of our outstanding Preferred Stock on February 22, 2010. Holders of the Preferred Stock also have the right to convert their shares at any time prior to 5:00 p.m., New York City time, on February 19, 2010, the business day immediately preceding the February 22, 2010 redemption date.

Based on the number of outstanding shares as of December 31, 2009 and considering the redemption of our Preferred Stock, cash dividends to be paid in 2010 are expected to result in annual dividend payments less than those paid in 2009.

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

Celanese Purchases of its Equity Securities

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended December 31, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	Remaining that may be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program
October 1-31, 2009	24,980	$24.54	-	$122,300,000.00
November 1-30, 2009	-	$-	-	$122,300,000.00
December 1-31, 2009	334	$32.03	-	$122,300,000.00

(1)	Relates to shares employees have elected to have withheld to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units. No shares were purchased during the three months ended December 31, 2009 under our previously announced stock repurchase plan.

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

Comparison of Cumulative Total Return

Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2009 with respect to equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	100,000	$17.17	3,812,359
Restricted stock units	1,381,886	-	3,812,359
Equity compensation plans not approved by security holders:
Stock options	5,902,938	$19.05	-
Restricted stock units	1,283,021	-	-

Total	8,667,845		3,812,359

Recent Sales of Unregistered Securities

Our deferred compensation plan offers certain of our senior employees and directors the opportunity to defer a portion of their compensation in exchange for a future payment amount equal to their deferments plus or minus certain amounts based upon the market-performance of specified measurement funds selected by the participant. These deferred compensation obligations may be considered securities of Celanese. Participants were required to make deferral elections under the plan prior to January 1 of the year such deferrals will be withheld from their compensation. We relied on the exemption from registration provided by Section 4(2) of the Securities Act in making this offer to a select group of employees, fewer than 35 of which were non-accredited investors under the rules promulgated by the Securities and Exchange Commission.

Item 6.	Selected Financial Data

The balance sheet data shown below as of December 31, 2009 and 2008, and the statements of operations and cash flow data for the years ended December 31, 2009, 2008 and 2007, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this document and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2007, 2006 and 2005 and the statements of operations and cash flow data for the years ended December 31, 2006 and 2005 shown below were derived from previously issued financial statements, adjusted for applicable discontinued operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In $ millions, except per share data)

Statement of Operations Data
Net sales	5,082	6,823	6,444	5,778	5,270
Other (charges) gains, net	(136)	(108)	(58)	(10)	(61)
Operating profit	290	440	748	620	486
Earnings (loss) from continuing operations before tax	241	434	447	526	276
Earnings (loss) from continuing operations	484	371	337	319	214
Earnings (loss) from discontinued operations	4	(90)	90	87	63
Net earnings (loss) attributable to Celanese Corporation	488	282	426	406	277
Earnings (loss) per common share
Continuing operations — basic	3.30	2.44	2.11	1.95	1.32
Continuing operations — diluted	3.08	2.28	1.96	1.86	1.29
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	596	586	566	751	701
Investing activities	31	(201)	143	(268)	(907)
Financing activities	(112)	(499)	(714)	(108)	(144)
Balance Sheet Data (at the end of period)
Trade working capital (1)	594	685	827	824	758
Total assets	8,410	7,166	8,058	7,895	7,445
Total debt	3,501	3,533	3,556	3,498	3,437
Total Celanese Corporation shareholders’ equity (deficit)	584	182	1,062	787	235
Other Financial Data
Depreciation and amortization	308	350	291	269	267
Capital expenditures (2)	167	267	306	244	203
Cash basis dividends paid per common share	0.16	0.16	0.16	0.16	0.08

(1)	Trade working capital is defined as trade accounts receivable from third parties and affiliates net of allowance for doubtful allowance for doubtful accounts, plus inventories, less trade accounts payable to third parties and affiliates. Trade working capital is calculated in the table below:

	As of December 31,
	2009	2008	2007	2006	2005
	(In $ millions)

Trade receivables, net	721	631	1,009	1,001	919
Inventories	522	577	636	653	650
Trade payables	(649)	(523)	(818)	(830)	(811)

Trade working capital	594	685	827	824	758

(2)	Amounts include accrued capital expenditures. Amounts do not include capital expenditures related to capital lease obligations or capital expenditures related to the relocation of our Ticona plant in Kelsterbach. See Note 25 and Note 29 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company,” “we,” “our” and “us” refer to Celanese and its subsidiaries on a consolidated basis. The term “Celanese US” refers to our subsidiary Celanese US Holdings LLC, a Delaware limited liability company, formerly known as BCP Crystal US Holdings Corp., a Delaware corporation, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, formerly known as BCP Crystal Acquisition GmbH & Co. KG, a German limited partnership, and not its subsidiaries, except where otherwise indicated.

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

See Item 1A. Risk Factors for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

•       potential liability for remedial actions and increased costs under existing or future environmental regulations, including those related to climate change;

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

Overview

During 2009, we made significant progress in executing our strategic objectives. As detailed below, we optimized our portfolio, realigned our manufacturing footprint, continued our expansion efforts in Asia, made technological advancements, and took other strategic actions to deliver value for our shareholders.

2009 Highlights:

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

•       We completed the sale of our polyvinyl alcohol (“PVOH”) business to Sekisui Chemical Co., Ltd. for the net cash purchase price of $168 million.

•       We agreed to a “Project of Closure” for our acetic acid and VAM production operations at our Pardies, France facility. We ceased the production of acetic acid and VAM at our facility in Pardies, France on December 1, 2009. As a result of the Pardies, France Project of Closure, we have incurred $89 million of exit costs in 2009. We may incur an additional $17 million in contingent employee termination benefits relates to the Pardies, France Project of Closure.

•       We announced that Celanese US had amended its $650 million revolving credit facility. The amendment lowered the total revolver commitment to $600 million and increased the first lien senior secured leverage ratio for a period of six quarters, beginning June 30, 2009 and ending December 31, 2010.

•       We announced the creation of our new and proprietary AOPlus®2 acetic acid technology, which allows for expansion up to 1.5 million tons per reactor annually.

•       We successfully started up our expansion of our acetic acid unit in Nanjing, China which doubled the unit’s capacity from 600,000 tons to 1.2 million tons annually.

•       We announced the expansion of our vinyl acetate ethylene emulsions (“VAE”) manufacturing facility at our Nanjing, China integrated chemical complex to support continued growth plans throughout Asia. The expanded facility will double our VAE capacity in the region and is expected to be operational in the first half of 2011.

•       We launched a new, innovative polyacetal (“POM”) technology that is expected to create significant additional growth opportunities for our Advanced Engineered Materials segment.

•       We signed a memorandum of understanding with our acetate joint venture partner, the China National Tobacco Corporation, to expand the flake and tow capacities at our joint venture facility in Nantong, China.

•       We reached a long-term agreement to supply VAM to Jiangxi Jiangwei High-Tech Stock Co., Ltd (“Jiangwei”). Jiangwei will cease production of its calcium carbide-based alternative for economic and environmental reasons and source our VAM.

•       We acquired the long fiber reinforced thermoplastics (“LFT”) business of FACT GmbH (Future Advanced Composites Technology) of Germany, supporting our Advanced Engineered Materials segment.

•       We announced the redemption of our Convertible Perpetual Preferred Stock for our Series A Common Stock to be completed February 22, 2010.

2010 Outlook

In 2010 we expect to see an increase in overall demand versus 2009 as the global economy begins a gradual recovery. We would also expect growth in Asia to outpace growth in other regions of the world. Raw materials and energy costs are expected to be modestly higher in 2010 than in the prior year. Additionally, we expect to realize an incremental $100 million of fixed spending reductions, driven by structural streamlining of our manufacturing and administrative functions.

Financial Highlights

	Year Ended December 31,
	2009	2008	2007
	(In $ millions, except percentages)

Statement of Operations Data
Net sales	5,082	6,823	6,444
Gross profit	1,003	1,256	1,445
Selling, general and administrative expenses	(469)	(540)	(516)
Other (charges) gains, net	(136)	(108)	(58)
Operating profit	290	440	748
Equity in net earnings of affiliates	48	54	82
Interest expense	(207)	(261)	(262)
Refinancing expenses	-	-	(256)
Dividend income — cost investments	98	167	116
Earnings (loss) from continuing operations before tax	241	434	447
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	484	372	336
Earnings (loss) from discontinued operations	4	(90)	90
Net earnings (loss)	488	282	426
Other Data
Depreciation and amortization	308	350	291
Operating margin (1)	5.7%	6.4%	11.6%
Earnings from continuing operations before tax as a percentage of net sales	4.7%	6.4%	6.9%

(1)	Defined as operating profit divided by net sales.

	As of December 31,
	2009	2008
	(In $ millions)

Balance Sheet Data
Short-term borrowings and current installments of long-term debt — third party and affiliates	242	233
Plus: Long-term debt	3,259	3,300

Total debt	3,501	3,533
Less: Cash and cash equivalents	1,254	676

Net debt	2,247	2,857

Summary of Consolidated Results — Year Ended December 31, 2009 compared with Year Ended December 31, 2008

The challenging economic environment in the United States and Europe during the second half of 2008 continued throughout 2009. Net sales declined in 2009 from 2008 primarily as a result of decreased demand due to the significant weakness of the global economy. In July 2009, we completed the sale of our PVOH business which also contributed to the declines in our sales volumes. In the fourth quarter of 2009, we began to see a gradual recovery in the global economy with increasing demand within some of our business segments. A decrease in selling prices was also a significant factor on the decrease in net sales. Decreases in key raw material and energy costs were the primary factors in lower selling prices. A slightly unfavorable foreign currency impact also contributed to the decrease in net sales.

Gross profit declined due to lower net sales. As a percentage of sales, gross profit increased as lower raw material and energy costs more than offset decreases in net sales during the period. In 2010 we expect raw material and energy costs to increase which will partially be offset by increases in selling prices.

Other (charges) gains, net increased $28 million during 2009 as compared to 2008:

	Year Ended
	December 31,
	2009	2008
	(In $ millions)

Employee termination benefits	(105)	(21)
Plant/office closures	(17)	(7)
Plumbing actions	10	-
Insurance recoveries associated with Clear Lake, Texas	6	38
Asset impairments	(14)	(115)
Ticona Kelsterbach plant relocation	(16)	(12)
Sorbates antitrust actions	-	8
Other	-	1

Total Other (charges) gains, net	(136)	(108)

During the first quarter of 2009, we began efforts to align production capacity and staffing levels with our view of an economic environment of prolonged lower demand. For the year ended December 31, 2009, other charges included employee termination benefits of $40 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, we recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the year ended December 31, 2009. The VAM production unit in Cangrejera, Mexico is included in our Acetyl Intermediates segment.

As a result of the Project of Closure at our Pardies, France facility, other charges included exit costs of $89 million during the year ended December 31, 2009, which consisted of $60 million in employee termination benefits, $17 million of contract termination costs and $12 million of long-lived asset impairment losses. The Pardies, France facility is included in the Acetyl Intermediates segment.

Due to continued declines in demand in automotive and electronic sectors, we announced plans to reduce capacity by ceasing polyester polymer production at our Ticona manufacturing plant in Shelby, North Carolina. Other charges for the year ended December 31, 2009 included employee termination benefits of $2 million and long-lived asset impairment losses of $1 million related to this event. The Shelby, North Carolina facility is included in the Advanced Engineered Materials segment.

Other charges for the year ended December 31, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims we made related to the unplanned outage of our Clear Lake, Texas acetic acid facility during 2007, a $9 million decrease in legal reserves for plumbing claims due to the Company’s ongoing assessment of the likely outcome of the plumbing actions and the expiration of the statute of limitation.

Selling, general and administrative expenses decreased during 2009 primarily due to business optimization and finance improvement initiatives.

Operating profit decreased due to lower gross profit and higher other charges partially offset by lower selling, general and administrative costs.

Equity in net earnings of affiliates decreased slightly during 2009, primarily due to reduced earnings from our Advanced Engineered Materials’ affiliates resulting from decreased demand.

Our effective tax rate for continuing operations for the year ended December 31, 2009 was (101)% compared to 15% for the year ended December 31, 2008. Our effective tax rate for 2009 was favorably impacted by the release of the US valuation allowance, partially offset by lower earnings in jurisdictions participating in tax holidays, increases in valuation allowances on certain foreign net deferred tax assets and the effect of new tax legislation in Mexico.

Summary of Consolidated Results — Year Ended December 31, 2008 compared with Year Ended December 31, 2007

The challenging economic environment in the United States and Europe during the first half of 2008 resulted in higher raw material and energy costs which enabled price increase initiatives across all business segments. During the second half of 2008, the US credit crisis accelerated the economic slowdown and its spread to other regions of the world. Despite the halt in demand, we were able to maintain the majority of our enacted price increases through the remainder of 2008. As a result, increased prices improved net sales by 8%. Favorable foreign currency impacts also had a positive impact on net sales of 3%.

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

Gross profit declined as higher raw material, energy and freight costs more than offset increases in net sales during the period. The uncertain economic environment resulted in higher natural gas, ethylene, methanol and other commodity prices during the first nine months of the year. Our freight costs also increased, primarily due to increased rates driven by higher energy prices. Late in 2008, raw material and energy prices declined.

Other (charges) gains, net increased $50 million during 2008 as compared to 2007:

	Year Ended
	December 31,
	2008	2007
	(In $ millions)

Employee termination benefits	(21)	(32)
Plant/office closures	(7)	(11)
Deferred compensation triggered by Exit Event	-	(74)
Plumbing actions	-	4
Insurance recoveries associated with Clear Lake, Texas	38	40
Resolution of commercial disputes with a vendor	-	31
Asset impairments	(115)	(9)
Ticona Kelsterbach plant relocation	(12)	(5)
Sorbates antitrust actions	8	-
Other	1	(2)

Total Other (charges) gains, net	(108)	(58)

Other charges increased in 2008 compared to 2007 and includes a long-lived asset impairment loss of $92 million in connection with the 2009 closure of our acetic acid and VAM production facility in Pardies, France, our VAM production unit in Cangrejera, Mexico and the potential closure of certain other facilities. This capacity reduction was necessitated by the significant change in the global economic environment and anticipated lower customer demand. Following the initial assessment of this capacity reduction, we shut down the Cangrejera VAM production unit in February 2009.

In addition, we recognized $23 million of long-lived asset impairment losses and $13 million of employee termination benefits in 2008 related to the shutdown of our Pampa, Texas facility.

During 2007, we fully impaired $6 million of goodwill related to our PVOH business.

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

Equity in net earnings of affiliates decreased $28 million during 2008, primarily due to reduced earnings from our Advanced Engineered Materials’ affiliates resulting from higher raw material and energy costs and decreased demand. Our effective income tax rate for 2008 was 15% compared to 25% in 2007. The effective income tax rate decreased in 2008 due to: 1) a decrease in the valuation allowance, 2) tax credits generated on foreign jurisdictions and 3) the US tax impact of foreign operations.

The loss from discontinued operations of $90 million during 2008 primarily relates to a legal settlement agreement we entered into during 2008. Under the settlement agreement, we agreed to pay $107 million to resolve certain legacy items. Because the legal proceeding related to sales by the polyester staple fibers business which Hoechst AG sold to KoSa, Inc. in 1998, the impact of the settlement is reflected within discontinued operations in the current period. See the “Polyester Staple Antitrust Litigation” section in Note 24 of the consolidated financial statements.

Selected Data by Business Segment — 2009 Compared with 2008 and 2008 Compared with 2007

	Year Ended December 31,			Year Ended December 31,
			Change			Change
	2009	2008	in $	2008	2007	in $
			(In $ millions)

Net sales
Advanced Engineered Materials	808	1,061	(253)	1,061	1,030	31
Consumer Specialties	1,084	1,155	(71)	1,155	1,111	44
Industrial Specialties	974	1,406	(432)	1,406	1,346	60
Acetyl Intermediates	2,603	3,875	(1,272)	3,875	3,615	260
Other Activities	2	2	-	2	2	-
Inter-segment Eliminations	(389)	(676)	287	(676)	(660)	(16)

Total	5,082	6,823	(1,741)	6,823	6,444	379

Other (charges) gains, net
Advanced Engineered Materials	(18)	(29)	11	(29)	(4)	(25)
Consumer Specialties	(9)	(2)	(7)	(2)	(4)	2
Industrial Specialties	4	(3)	7	(3)	(23)	20
Acetyl Intermediates	(91)	(78)	(13)	(78)	72	(150)
Other Activities	(22)	4	(26)	4	(99)	103

Total	(136)	(108)	(28)	(108)	(58)	(50)

Operating profit (loss)
Advanced Engineered Materials	35	32	3	32	133	(101)
Consumer Specialties	231	190	41	190	199	(9)
Industrial Specialties	89	47	42	47	28	19
Acetyl Intermediates	95	309	(214)	309	616	(307)
Other Activities	(160)	(138)	(22)	(138)	(228)	90

Total	290	440	(150)	440	748	(308)

Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	62	69	(7)	69	189	(120)
Consumer Specialties	288	237	51	237	235	2
Industrial Specialties	89	47	42	47	28	19
Acetyl Intermediates	144	434	(290)	434	694	(260)
Other Activities	(342)	(353)	11	(353)	(699)	346

Total	241	434	(193)	434	447	(13)

Depreciation and amortization
Advanced Engineered Materials	73	76	(3)	76	69	7
Consumer Specialties	50	53	(3)	53	51	2
Industrial Specialties	51	62	(11)	62	59	3
Acetyl Intermediates	123	150	(27)	150	106	44
Other Activities	11	9	2	9	6	3

Total	308	350	(42)	350	291	59

Factors Affecting Business Segment Net Sales

The table below sets forth the percentage increase (decrease) in net sales for the years ended December 31 attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other		Total
	(In percentages)

2009 Compared to 2008
Advanced Engineered Materials	(21)	(1)	(2)	-		(24)
Consumer Specialties	(12)	7	(1)	-		(6)
Industrial Specialties	(10)	(10)	(2)	(9	)(2)	(31)
Acetyl Intermediates	(6)	(26)	(1)	-		(33)
Total Company	(10)	(16)	(2)	2		(26	)(1)
2008 Compared to 2007
Advanced Engineered Materials	(4)	3	4	-		3
Consumer Specialties	(6)	7	1	2	(3)	4
Industrial Specialties	(10)	11	4	(1	)(4)	4
Acetyl Intermediates	(3)	7	2	-		7
Total Company	(5)	8	3	-		6	(1)

(1)	Includes the effects of the captive insurance companies.

(2)	Includes loss of sales related to the sale of the PVOH business on July 1, 2009.

(3)	Includes net sales from the Acetate Products Limited (“APL”) acquisition.

(4)	Includes loss of sales related to the sale of the EVA Performance Polymers’ (f/k/a AT Plastics) Films business.

Summary by Business Segment — Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Advanced Engineered Materials

	Year Ended December 31,		Change
	2009	2008	in $
	(In $ millions, except percentages)

Net sales	808	1,061	(253)
Net sales variance
Volume	(21)%
Price	(1)%
Currency	(2)%
Other	0%
Operating profit	35	32	3
Operating margin	4.3%	3.0%
Other (charges) gains, net	(18)	(29)	11
Earnings (loss) from continuing operations before tax	62	69	(7)
Depreciation and amortization	73	76	(3)

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, we are a leading participant in the global technical polymers industry. The primary products of Advanced Engineered Materials are polyacetal products (“POM”), polyphenylene sulfide (“PPS”), long fiber reinforced thermoplastics (“LFRT”), polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), GUR® and liquid crystal polymers (“LCP”). POM, PPS, LFRT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.

Net sales decreased during 2009 compared to 2008 primarily as a result of lower sales volumes. Significant weakness in the global economy experienced during the first half of the year resulted in a dramatic decline in demand for automotive, electrical and electronic products as well as for other industrial products. As a result, sales volumes dropped significantly across all product lines. During the second half of 2009, we experienced a continued increase in demand compared with the first half of the year as a result of programs like “Cash for Clunkers” in the United States during the third quarter of 2009 and a gradual recovery in the global economy during the fourth quarter of 2009. Demand for the first quarter of 2010 is expected to see continued improvement due to seasonality, with production being reduced in many areas in December due to the holidays, and continued improvement in the global economy.

Operating profit increased in 2009 as compared to 2008. Lower raw material and energy costs and decreased overall spending more than offset the decline in net sales. Decreased overall spending was the result of our fixed spending reduction efforts. Non-capital spending incurred on the relocation of our Ticona Kelsterbach plant was flat compared to 2008. For more information regarding the Ticona Kelsterbach plant relocation, see Note 29 to the consolidated financial statements.

Earnings from continuing operations before tax was down due to a drop in equity in net earnings of affiliates as compared to 2008. Equity in net earnings of affiliates was lower in 2009 primarily due to reduced earnings from our Advanced Engineered Materials’ affiliates resulting from decreased demand and a biennial shutdown at one of our affiliate’s plants.

Consumer Specialties

	Year Ended December 31,		Change
	2009	2008	in $
	(In $ millions, except percentages)

Net sales	1,084	1,155	(71)
Net sales variance
Volume	(12)%
Price	7%
Currency	(1)%
Other	0%
Operating profit	231	190	41
Operating margin	21.3%	16.4%
Other (charges) gains, net	(9)	(2)	(7)
Earnings (loss) from continuing operations before tax	288	237	51
Depreciation and amortization	50	53	(3)

Our Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses. Our Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake, which is processed into acetate fiber in the form of a tow band. Our Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Net sales decreased $71 million during 2009 when compared with 2008. The decrease in net sales was driven primarily by decreased volume due to softening demand largely in tow with less significant decreases experienced in flake. Decreased volumes were primarily due to weakness in underlying demand resulting from the global economic downturn. The decrease in volume was partially offset by an increase in selling prices. A slightly unfavorable foreign currency impact also contributed to the decrease in net sales.

Operating profit increased from $190 million in 2008 to $231 million in 2009. Fixed cost reduction efforts, improved energy costs and a favorable currency impact on costs had a significant impact on the increase to operating profit.

Earnings from continuing operations before tax of $288 million increased from 2008 primarily due to the increase in operating profit and an increase in dividends from our China ventures of $9 million. Increased dividends are the result of increased volumes and higher prices, as well as efficiency improvements.

Industrial Specialties

	Year Ended December 31,		Change
	2009	2008	in $
	(In $ millions, except percentages)

Net sales	974	1,406	(432)
Net sales variance
Volume	(10)%
Price	(10)%
Currency	(2)%
Other	(9)%
Operating profit	89	47	42
Operating margin	9.1%	3.3%
Other (charges) gains, net	4	(3)	7
Earnings (loss) from continuing operations before tax	89	47	42
Depreciation and amortization	51	62	(11)

Our Industrial Specialties segment includes our Emulsions, PVOH and EVA Performance Polymers businesses. Our Emulsions business is a global leader which produces a broad range of products, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low volatile organic compounds (“VOC”), an environmentally-friendly technology. As a global leader, our PVOH business produced a broad portfolio of performance PVOH chemicals engineered to meet specific customer requirements. Our emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, construction, glass fiber, textiles and paper. EVA Performance Polymers offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing, automotive carpeting and solar cell encapsulation films.

In July 2009, we completed the sale of our PVOH business to Sekisui Chemical Co., Ltd. (“Sekisui”) for a net cash purchase price of $168 million. The transaction resulted in a gain on disposition of $34 million and includes long-term supply agreements between Sekisui and Celanese.

Net sales declined $432 million during 2009 compared to 2008 primarily due to the sale of our PVOH business and lower demand due to the economic downturn. The decline in our emulsions volumes was concentrated in North America and Europe, offset partially by volume increases in Asia. EVA Performance Polymers’ volumes declined due to the impact of the force majeure event at our Edmonton, Alberta, Canada plant which is offset in other charges in our Other Activities segment. Repairs to the plant were completed at the end of the second quarter 2009 and normal operations have resumed. Net sales were also down from prior year as a result of decreases in key raw material costs resulting in lower selling prices. Unfavorable currency impacts also contributed to the decline in net sales during the year.

Operating profit increased $42 million in 2009 compared to 2008 as decreases in volume and selling prices were more than offset by lower raw material and energy costs and reduced overall spending. Reduced spending is attributable to our fixed spending reduction efforts, restructuring efficiencies and favorable foreign currency impacts on costs. Energy is favorable due to lower natural gas costs and lower usage resulting from a decline in volumes. Our EVA Performance Polymers business contributed to the increase in Other (charges) gains, net as a result of receiving $10 million in insurance recoveries in partial satisfaction of the losses resulting from the force majeure event at our Edmonton, Alberta, Canada plant. The gain on the sale of our PVOH business of $34 million had a significant impact to the increase in operating profit. Deprecation and amortization also had a favorable impact on operating profit due to the PVOH divestiture and the shutdown of our Warrington, UK emulsions facility.

Acetyl Intermediates

	Year Ended December 31,		Change
	2009	2008	in $
	(In $ millions, except percentages)

Net sales	2,603	3,875	(1,272)
Net sales variance
Volume	(6)%
Price	(26)%
Currency	(1)%
Other	0%
Operating profit	95	309	(214)
Operating margin	3.6%	8.0%
Other (charges) gains, net	(91)	(78)	(13)
Earnings (loss) from continuing operations before tax	144	434	(290)
Depreciation and amortization	123	150	(27)

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, textiles, medicines and more. Other chemicals produced in this business segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products. To meet the growing demand for acetic acid in China and ongoing site optimization efforts, we successfully expanded our acetic acid unit in Nanjing, China from 600,000 tons per reactor annually to 1.2 million tons per reactor annually. Using new AOPlus®2 capability, the acetic acid unit could be further expanded to 1.5 million tons per reactor annually with only modest additional capital.

Net sales decreased 33% during 2009 as compared to 2008 primarily due to lower selling prices across all regions and major product lines, lower volumes and unfavorable foreign currency impacts. Lower volumes were driven by a reduction in underlying demand in Europe and in the Americas, which was only partially offset by significant increases in demand in Asia. Lower pricing was driven by lower raw material and energy prices, which also negatively impacted our formula-based pricing arrangements for VAM in the US. There were a number of production issues in Asia among the major acetic acid producers (other than Celanese), which coupled with planned outages, caused periodic and short-term market tightness. In 2010, sales are expected to see increases as compared to the corresponding periods in the prior year as the global economy begins to slowly recover. Sales volumes for the first quarter of 2010 are expected to be in line with the fourth quarter of 2009 as expected improvements in demand in the US are partially offset by expected reductions in Asia due to seasonal demand reductions for the Chinese New Year.

Operating profit declined $214 million primarily as a result of lower prices across all regions and major product lines. Significantly lower realized pricing was partially offset by favorable raw material and energy prices, reduced spending due to the shutdown of our Pampa, Texas facility and other reductions in fixed spending. Depreciation and amortization expense declined primarily as a result of the long-lived asset impairment losses recognized in the fourth quarter of 2008 related to our acetic acid and VAM production facility in Pardies, France, the closure of our VAM production unit in Cangrejera, Mexico in February 2009, together with lower depreciation expense resulting from the shutdown of our Pampa, Texas facility. Other charges negatively impacted our operating profit by increasing $13 million from prior year which relates primarily to the planned shutdown of our Pardies, France facility. Margins are expected to be lower in the first quarter of 2010 as compared to the fourth quarter of 2009 due to increasing competition and expected increases in raw material costs.

Earnings from continuing operations before tax differs from operating profit primarily as a result of dividend income from our cost investment, National Methanol Co. (“Ibn Sina”). Dividend income from Ibn Sina declined to $41 million in 2009 as a result of lower earnings from declining margins for methanol and methyl tertiary-butyl ether (“MTBE”).

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.

Net sales remained flat in 2009 as compared to 2008. We do not expect third-party revenues from our captive insurance companies to increase significantly in the near future.

The operating loss for Other Activities increased from an operating loss of $138 million in 2008 to an operating loss of $160 million in 2009. The increase was primarily related to higher other charges. The increase in other charges was related to insurance retention costs as a result of our force majeure event at our Edmonton, Alberta, Canada plant which is offset in our Industrial Specialties segment and severance costs as a result of business optimization and finance improvement initiatives. The increase in other charges was partially offset by lower selling, general and administrative expenses primarily attributable to our fixed spending reduction efforts and restructuring efficiencies.

The loss from continuing operations before tax decreased $11 million in 2009 compared to 2008. This decrease was primarily due to reduced interest expense resulting from lower interest rates on our senior credit facilities and favorable currency impact.

Summary by Business Segment — Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Advanced Engineered Materials

	Year Ended December 31,		Change
	2008	2007	in $
	(In $ millions, except percentages)

Net sales	1,061	1,030	31
Net sales variance
Volume	(4)%
Price	3%
Currency	4%
Other	0%
Operating profit	32	133	(101)
Operating margin	3.0%	12.9%
Other (charges) gains, net	(29)	(4)	(25)
Earnings (loss) from continuing operations before tax	69	189	(120)
Depreciation and amortization	76	69	7

Advanced Engineered Materials’ net sales increased 3% during 2008 as compared to 2007 primarily as a result of implemented pricing increases combined with favorable foreign currency impacts. Increases in net sales were partially offset by lower volumes due to significant weakness in the US and European automotive and housing industries. Extended plant shutdowns enacted by major car manufacturers during the fourth quarter of 2008 contributed significantly to the volume decline.

Operating profit declined $101 million primarily due to higher raw material, freight and energy costs. Raw material costs increased on higher prices while freight costs increased as a result of increased freight rates and larger shipments to Asia. Raw material costs declined late in 2008 though at year end we held higher-cost inventories while inventory destocking continued. Higher depreciation and amortization expense and increased other charges also contributed to lower operating profit. Depreciation and amortization expense are higher in 2008 due to the start-up of the GUR® and LFRT units in Asia. Other charges consist primarily of a $16 million long-lived asset impairment loss related to certain Advanced Engineered Materials’ facilities and $12 million related to the relocation of our Ticona plant in Kelsterbach. See Note 29 to the consolidated financial statements for more information on the Ticona Kelsterbach plant relocation.

Earnings from continuing operations before tax decreased due to decreased operating profit and decreased equity in net earnings of affiliates. Equity in net earnings of affiliates decreased $18 million during 2008, primarily due to reduced earnings from our Advanced Engineered Materials’ affiliates resulting from higher raw material and energy costs and decreased demand.

Consumer Specialties

	Year Ended December 31,		Change
	2008	2007	in $
	(In $ millions, except percentages)

Net sales	1,155	1,111	44
Net sales variance
Volume	(6)%
Price	7%
Currency	1%
Other	2%
Operating profit	190	199	(9)
Operating margin	16.4%	17.9%
Other (charges) gains, net	(2)	(4)	2
Earnings (loss) from continuing operations before tax	237	235	2
Depreciation and amortization	53	51	2

Consumer Specialties’ net sales increased 4% to $1,155 million during the year ended December 31, 2008 driven primarily by pricing actions in our Acetate Products business and an additional month of sales from our APL acquisition, which was acquired on January 31, 2007, offset by lower volumes. Lower volumes are a direct result of our strategic decision to shift acetate flake production to our China ventures, which are accounted for as cost method investments. The full impact of this shift has been realized during 2008 and thus the resulting trend of diminishing volumes is not expected to continue. Lower flake volumes were partially offset by a 5% increase in tow volumes as we were able to capture a portion of the growth in global tow demand.

The increase in net sales due to higher sales prices during 2008 was offset most significantly by higher energy costs, and to a lesser extent, higher raw material and freight costs. Operating profit, as compared to 2007, declined primarily due to the absence of a $22 million gain on the sale of our Edmonton, Alberta, Canada facility in 2007. Other charges during 2007 includes $3 million of deferred compensation plan expenses and $5 million of other restructuring charges, offset by insurance recoveries of $5 million in partial satisfaction of the business interruption losses resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility.

Earnings from continuing operations before tax of $237 million increased from 2007 as increased dividends from our China ventures more than offset the decline in operating profit. Increased dividends are the result of increased volumes and higher prices, as well as efficiency improvements.

Industrial Specialties

	Year Ended December 31,		Change
	2008	2007	in $
	(In $ millions, except percentages)

Net sales	1,406	1,346	60
Net sales variance
Volume	(10)%
Price	11%
Currency	4%
Other	(1)%
Operating profit	47	28	19
Operating margin	3.3%	2.1%
Other (charges) gains, net	(3)	(23)	20
Earnings (loss) from continuing operations before tax	47	28	19
Depreciation and amortization	62	59	3

Industrial Specialties’ net sales increased by 4% during 2008 as increased prices and favorable foreign currency impacts more than offset volume reductions. Pricing actions implemented by all business lines late in 2007 and during 2008 contributed to the increase in net sales. Volumes declined primarily on decreased demand across all regions due to the global economic downturn combined with the temporary shutdown of our EVA Performance Polymers plant late in 2008. The overall volume decline was partially offset by increased emulsions volumes at our Nanjing, China facility, which began operating late in 2008.

Increased net sales were more than offset by higher raw material and energy costs during 2008. The $19 million increase in operating profit was primarily due to lower other charges and the absence of the $7 million loss on the divestiture of our EVA Performance Polymers’ Films business in 2007. During 2007, we initiated a plan to simplify and optimize our Emulsions and PVOH businesses to focus on technology and innovation. Other charges during 2008 includes a charge of $3 million for employee termination benefits and accelerated depreciation related to this plan. Other charges during 2007 includes a charge of $14 million for employee termination benefits, $3 million for an impairment of long-lived assets and $5 million of accelerated depreciation expense for our shuttered United Kingdom plant related to this plan. Other charges in 2007 also include $6 million of goodwill impairment and receipt of $7 million in insurance recoveries in partial satisfaction of the business interruption losses resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility.

Acetyl Intermediates

	Year Ended December 31,		Change
	2008	2007	in $
	(In $ millions, except percentages)

Net sales	3,875	3,615	260
Net sales variance
Volume	(3)%
Price	7%
Currency	3%
Other	0%
Operating profit	309	616	(307)
Operating margin	8.0%	17.0%
Other (charges) gains, net	(78)	72	(150)
Earnings (loss) from continuing operations before tax	434	694	(260)
Depreciation and amortization	150	106	44

Acetyl Intermediates’ net sales increased by 7% during 2008 primarily due to increased prices and favorable foreign currency impacts, partially offset by lower volumes. Our formula-based pricing arrangements benefited from higher ethylene and methanol costs during the first nine months of 2008. Market tightness in the Americas and favorable foreign currency impacts in Europe also contributed to the increase in net sales. Reduced volumes offset the increase in net sales as the slowdown of the global economy caused customers to slow production and diminish current inventory levels, particularly in Asia during the fourth quarter. Ethylene and methanol prices decreased during the fourth quarter of 2008 on slowed global demand.

Operating profit declined $307 million primarily as a result of higher ethylene, methanol and energy prices, increased other charges, increased depreciation and amortization and the absence of a $12 million gain on the sale of our Edmonton, Alberta, Canada facility in 2007. Other charges increased during 2008 partially due to $76 million of long-lived asset impairment losses recognized in 2008 related to the closure of our acetic acid and VAM production facility in Pardies, France, our VAM production unit in Cangrejera, Mexico (which we shut down effective February 2009) and the potential shutdown of certain other facilities. Other charges in 2008 also includes $23 million of long-lived asset impairment losses and $13 million of severance and retention charges related to the shutdown of our Pampa, Texas facility. Also contributing to the increase was the absence of a one-time payment of $31 million received in 2007 in resolution of commercial disputes with a vendor and a $25 million decrease in insurance recoveries received in partial satisfaction of the losses resulting from the temporary unplanned outage of the acetic acid unit at our Clear Lake, Texas facility. Increased depreciation and amortization expense during 2008 is the result of accelerated depreciation associated with the shutdown of our Pampa, Texas facility and a full year of depreciation for our acetic acid plant in Nanjing, China, which started up in mid-2007.

Earnings from continuing operations before tax differs from operating profit primarily as a result of dividend income from our cost investment, National Methanol Co. (“Ibn Sina”). Increased dividend income of $41 million during 2008 had a positive impact on earnings from continuing operations before tax. Ibn Sina increased their dividends as a result of higher earnings from expanding margins for methanol and MTBE.

Other Activities

Net sales for Other Activities remained flat in 2008 as compared to 2007. We do not expect third-party revenues from our captive insurance companies to increase significantly in the near future.

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

The loss from continuing operations before tax decreased $346 million during 2008. The significant decrease was primarily due to the absence of $256 million of refinancing costs incurred in 2007 and the decrease in the operating loss discussed above.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have a $600 million revolving credit facility and $140 million available for borrowing under our credit-linked revolving facility to assist, if required, in meeting our working capital needs and other contractual obligations. In excess of 20 lenders participate in our revolving credit facility, each with a commitment of not more than 10% of the $600 million commitment.

While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, in 2010. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

As a result of the Pardies, France Project of Closure, we recorded exit costs of $89 million during the year ended December 31, 2009, which included $60 million in employee termination benefits, $17 million of contract termination costs, and $12 million of long-lived asset impairment losses to Other charges (gains), net. See Note 18 to the consolidated financial statements for additional information regarding Other Charges. In addition, we recorded $9 million of accelerated depreciation expense and $8 million of environmental remediation reserves for the year ended December 31, 2009 related to the shutdown of the Pardies, France facility. We may incur up to an additional $17 million in contingent employee termination benefits related to the Pardies, France Project of Closure. We expect that substantially all of the exit costs (except for accelerated depreciation of fixed assets) will result in future cash expenditures over a two-year period. The Pardies, France facility is included in the Acetyl Intermediates segment. Refer to the Acetyl Intermediates section of the MD&A for more detail.

On a stand-alone basis, Celanese Corporation has no material assets other than the stock of our subsidiaries and no independent external operations of our own. As such, we generally depend on the cash flow of our subsidiaries to meet our obligations under our preferred stock, our Series A common stock and our senior credit agreement.

Cash Flows

Cash and cash equivalents as of December 31, 2009 were $1,254 million, which was an increase of $578 million from December 31, 2008. Cash and cash equivalents as of December 31, 2008 were $676 million, which was a decrease of $149 million from December 31, 2007. See below for details on the change in cash and cash equivalents from December 31, 2008 to December 31, 2009 and the change in cash and cash equivalents from December 31, 2007 to December 31, 2008.

Net Cash Provided by Operating Activities

Cash flow provided by operating activities increased $10 million to a cash inflow of $596 million in 2009 from a cash inflow of $586 million for the same period in 2008. Operating cash flows were favorably impacted by less cash paid for interest, taxes, and legal settlements coupled with a favorable change in trade working capital which helped to offset lower operating performance.

Cash flow provided by operating activities increased $20 million to a cash inflow of $586 million in 2008 from a cash inflow of $566 million for the same period in 2007. Operating cash flows were favorably impacted by positive trade working capital changes ($202 million), lower cash taxes paid ($83 million) and the absence of adjustments to cash for discontinued operations. Adjustments to cash for discontinued operations of $84 million during 2007 related primarily to working capital changes of the oxo products and derivatives businesses and the shutdown of our Edmonton, Alberta, Canada methanol facility. Offsetting the increase in cash flows were an increase in net cash interest paid ($78 million), cash spent on legal settlements ($134 million) and decreased operating profit during the period.

Net Cash Provided by/Used in Investing Activities

Net cash from investing activities increased from a cash outflow of $201 million in 2008 to a cash inflow of $31 million in 2009. Net cash from investing activities increased primarily due to lower capital expenditures on property, plant and equipment, proceeds received from the sale of our PVOH business and increased deferred proceeds received on our Ticona Kelsterbach relocation. These cash inflows were offset slightly by in increase on our capital expenditures related to our Ticona Kelsterbach plant relocation.

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

Our cash outflows for capital expenditures were $176 million, $274 million and $288 million for the years ended December 31, 2009, 2008 and 2007, respectively, excluding amounts related to the relocation of our Ticona plant in Kelsterbach. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental, health and safety initiatives. Cash outflows for capital expenditures are expected to be approximately $265 million in 2010, excluding amounts related to the relocation of our Ticona plant in Kelsterbach.

As of December 31, 2009, we have received €542 million of cash from Fraport in connection with the Ticona Kelsterbach plant relocation. Per the terms of the Fraport agreement, we expect to receive an additional €110 million in 2011 subject to downward adjustments based on our readiness to close our operations at our Kelsterbach, Germany facility. We anticipate related cash outflows for capital expenditures in 2010 will be €200 million.

Net Cash Used in Financing Activities

Net cash for financing activities decreased from a cash outflow of $499 million in 2008 to a cash outflow of $112 million in 2009. The $387 million decrease in cash used in financing activities primarily related to cash outflows attributable to the repurchase of shares during 2008 of $378 million as compared to no shares repurchased during 2009.

Net cash for financing activities increased to a cash outflow of $499 million in 2008 compared to a cash outflow of $714 million during 2007. The increase primarily relates to the absence of cash outflows attributable to the debt refinancing in 2007. Also contributing to the increase, cash spent to repurchase shares was $25 million less during 2008 than during 2007. Decreased cash received for stock option exercises of $51 million partially offset the increase.

In addition, exchange rate effects on cash and cash equivalents increased to a favorable currency effect of $63 million in 2009 compared to an unfavorable impact of $35 million in 2008 and a favorable impact of $39 million in 2007.

Debt and Other Obligations

As of December 31, 2009, we had total debt of $3,501 million and cash and cash equivalents of $1,254 million, resulting in net debt of $2,247 million, a $610 million decrease from December 31, 2008. Increased cash of $578 million and net cash paydowns on debt of $89 million were partially offset by new capital lease obligations of $38 million and unfavorable foreign currency impacts of $24 million.

Senior Credit Facilities

Our senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. As of December 31, 2009, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $600 million remained available for borrowing. As of December 31, 2009, there were $88 million of letters of credit issued under the credit-linked revolving facility and $140 million remained available for borrowing. Our senior credit agreement requires us to not exceed a maximum first lien senior secured leverage ratio if there are outstanding borrowings under the revolving credit facility. The first lien senior secured leverage ratio is calculated as the ratio of consolidated first lien senior secured debt to earnings before interest, taxes, depreciation and amortization, subject to adjustments identified in the credit agreement. See Note 14 to the consolidated financial statements for additional information regarding our senior credit facilities.

On June 30, 2009, we entered into an amendment to the senior credit agreement. The amendment reduced the amount available under the revolving credit facility from $650 million to $600 million and increased the first lien senior secured leverage ratio covenant that is applicable when any amount is outstanding under the revolving credit portion of the senior credit agreement. Prior to giving effect to the amendment, the maximum first lien senior secured leverage ratio was 3.90 to 1.00. As amended, the maximum senior secured leverage ratio for the following trailing four-quarter periods is as follows:

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

Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at December 31, 2009, our borrowing capacity under the revolving credit facility is $600 million. As of the quarter ended December 31, 2009, we estimate our first lien senior secured leverage ratio to be 3.39 to 1.00 (which would be 4.11 to 1.00 were the revolving credit facility fully drawn). The maximum first lien senior secured leverage ratio under the revolving credit facility for such quarter is 5.25 to 1.00. Our availability in future periods will be based on the first lien senior secured leverage ratio applicable to the future periods.

Our senior credit agreement also contains a number of restrictions on certain of our subsidiaries, including, but not limited to, restrictions on their ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or certain hedge transactions; or engage in other businesses. The senior credit agreement also contains a number of affirmative covenants and events of default, including a cross default to other debt of certain of our subsidiaries in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the loans and other financial obligations under our senior credit agreement.

Commitments Relating to Share Capital

Our Board of Directors adopted a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock at an annual rate of $0.16 per share unless our Board of Directors in its sole discretion determines otherwise. For the years ended December 31, 2009, 2008 and 2007, we paid $23 million, $24 million and $25 million, respectively, in cash dividends on our Series A common stock. On January 5, 2010, we declared a $6 million cash dividend which was paid on February 1, 2010.

Holders of our 4.25% convertible perpetual preferred stock (“Preferred Stock”) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available, quarterly cash dividends at the rate of 4.25% per annum, or $0.265625 per share of liquidation preference. Dividends on the Preferred Stock are cumulative from the date of initial issuance. The Preferred Stock is convertible, at the option of the holder, at any time into 1.2600 shares of our Series A common stock, subject to adjustments, per $25.00 liquidation preference of the Preferred Stock. For the years ended December 31, 2009, 2008 and 2007, we paid $10 million annually of cash dividends on our Preferred Stock. On January 5, 2010, we declared a $3 million cash dividend on our Preferred Stock, which was paid on February 1, 2010.

On February 1, 2010, we announced we would elect to redeem all of our outstanding Preferred Stock on February 22, 2010. Holders of the Preferred Stock also have the right to convert their shares at any time prior to 5:00 p.m., New York City time, on February 19, 2010, the business day immediately preceding the February 22,

2010 redemption date. Considering the redemption of our Preferred Stock, we will pay cash dividends on our Preferred Stock of $3 million in 2010.

Contractual Debt and Cash Obligations

The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2009.

	Payments due by period
			Less Than			After 5
	Total		1 Year	Years 2 & 3	Years 4 & 5	Years
	(In $ millions)

Fixed contractual debt obligations
Term loans facility	2,785		29	57	2,699	-
Interest payments on debt and other obligations	921	(1)	193	286	165	277
Capital lease obligations	242		34	28	28	152
Other debt	474	(5)	179	69	45	181

Total	4,422		435	440	2,937	610
Operating leases	203		50	67	40	46
Uncertain tax obligations, including interest and penalties	234	(2)	5	-	-	229
Unconditional purchase obligations	1,626	(3)	228	437	316	645
Other commitments	713	(4)	187	274	141	111
Environmental and asset retirement obligations	180		35	68	21	56

Total	7,378		940	1,286	3,455	1,697

(1)	Future interest expense is calculated using the rate in effect on January 2, 2010.

(2)	Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to our uncertain tax obligations, including interest and penalties. These amounts are therefore reflected in “After 5 Years”.

(3)	Represent the take-or-pay provisions included in certain long-term purchase agreements. We do not expect to incur material losses under these arrangements.

(4)	Includes other purchase obligations such as maintenance and service agreements, energy and utility agreements, consulting contracts, software agreements and other miscellaneous agreements and contracts, obtained via a survey of the Company.

(5)	Other debt of $474 million is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and other bank obligations.

Contractual Guarantees and Commitments

As of December 31, 2009, we have current standby letters of credit of $88 million and bank guarantees of $12 million outstanding which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements.

Other Obligations

Deferred Compensation. In April 2007, certain participants in our 2004 deferred compensation plan elected to participate in a revised program, which includes both cash awards and restricted stock units. Under the revised cash program, participants relinquished their cash awards of up to $30 million that would have contingently accrued from

2007-2009 under the original plan. Based on current participation in the revised cash program, we expensed $10 million during the year ended December 31, 2009. The revised cash awards vest December 31, 2010.

In December 2008, we granted time-vesting cash awards of $22 million with Celanese’s executive officers and certain other key employees. Each award of cash vests 30% on October 14, 2009, 30% on October 14, 2010 and 40% on October 14, 2011. In its sole discretion, the compensation committee of the Board of Directors may at any time convert all or a portion of the cash award to an award of time-vesting restricted stock units. The liability cash awards are being accrued and expensed over the term of the agreements. During the year ended December 31, 2009, less than $1 million was paid to participants who left the Company and $6 million was paid in October 2009 to active employees representing 30% of the remaining outstanding award.

Pension and Other Postretirement Obligations. Our contributions for pension and postretirement benefits are preliminarily estimated to be $46 million and $27 million, respectively, in 2010.

Domination Agreement. The domination and profit and loss transfer agreement (the “Domination Agreement”) was approved at the Celanese GmbH, formerly known as Celanese AG, extraordinary shareholders’ meeting on July 31, 2004. The Domination Agreement between Celanese GmbH and the Purchaser became effective on October 1, 2004 and was terminated effective December 31, 2009 by the Purchaser in the ordinary course of business. Our subsidiaries, Celanese International Holdings Luxembourg S.à r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate Celanese GmbH for any statutory annual loss incurred by Celanese GmbH during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, we may not have sufficient funds for payments on our indebtedness when due. We have not had to compensate Celanese GmbH for an annual loss for any period during which the Domination Agreement has been in effect. Due to the termination of the Domination Agreement there will be no obligation to compensate for any losses incurred after December 31, 2009.

Purchases of Treasury Stock

In February 2008, our Board of Directors authorized the repurchase of up to $400 million of our Series A common stock. This authorization was increased to $500 million in October 2008. The authorization gives management discretion in determining the conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2009, we did not repurchase any shares of our Series A common stock in connection with this authorization. We have the ability to repurchase an additional $122 million of Series A common stock based on the Board of Director’s authorization of $500 million.

These purchases will reduce the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ equity.

Plumbing Actions

We are involved in a number of legal proceedings and claims incidental to the normal conduct of our business. As of December 31, 2009 there were reserves of $55 million related to plumbing action litigation. Although it is impossible at this time to determine with certainty the ultimate outcome of these matters, we believe, based on the advice of legal counsel, that adequate provisions have been made and that the ultimate outcome will not have a material adverse effect on our financial position, but could have a material adverse effect on our results of operations or cash flows in any given accounting period.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements.

Market Risks

Please see Item 7A. Quantitative and Qualitative Disclosure about Market Risk of this Form 10-K for additional information about our Market Risks.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of consolidated financial statements in conformity with US Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

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

• Recoverability of Long-Lived Assets

Recoverability of Goodwill and Indefinite-Lived Assets

We test for impairment of goodwill at the reporting unit level. Our reporting units are either our operating business segments or one level below our operating business segments where discrete financial information is available for our reporting units and operating results are regularly reviewed by business segment management. Our business units have been designated as our reporting units based on business segment management’s review of and reliance on the business unit financial information and include Advanced Engineered Materials, Acetate Products, Nutrinova, Emulsions, Celanese EVA Performance Polymers (formerly AT Plastics) and Acetyl Intermediates businesses. We assess the recoverability of the carrying value of our goodwill and other indefinite-lived intangible assets annually during the third quarter of our fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill and other indefinite-lived intangible assets is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

Management tests indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in Company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

For all significant goodwill and indefinite-lived intangible assets, the estimated fair value of the asset exceeded the carrying value of the asset by a substantial margin at the date of the most recent impairment test. Our methodology for determining impairment for both goodwill and indefinite-lived intangible assets was consistent with that used in the prior year.

Recoverability of Long-Lived and Amortizable Intangible Assets

We assess the recoverability of long-lived and amortizable intangible assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. To assess the recoverability of long-lived and amortizable intangible assets we compare the carrying amount of the asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or asset group. Long-lived and amortizable intangible assets are tested for recognition and measurement of an impairment loss at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The development of future net undiscounted cash flow projections require management projections related to sales and profitability trends and the remaining useful life of the asset. Projections of sales and profitability trends are the assumptions most sensitive and susceptible to change as they require significant management judgment. These projections are consistent with projections we use to manage our operations internally. When impairment is indicated, a discounted cash flow valuation model similar to that used to value goodwill at the reporting unit level, incorporating discount rates commensurate with risks associated with each asset, is used to determine the fair value of the asset to measure potential impairment. We believe the assumptions used are reflective of what a market participant would have used in calculating fair value.

Valuation methodologies utilized to evaluate goodwill and indefinite-lived intangible, amortizable intangible and long-lived assets for impairment were consistent with prior periods. We periodically engage third-party valuation consultants to assist us with this process. Specific assumptions discussed above are updated at the date of each test to consider current industry and Company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to the Company’s assumptions. To the extent that changes in the current business environment result in adjusted management projections, impairment losses may occur in future periods.

• Income Taxes

We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature, and expected timing of reversal of taxable temporary differences is given little weight unless the reversal of taxable and deductible temporary differences coincide. Valuation allowances have been established primarily on net operating loss carryforwards and other deferred tax assets in the US, Luxembourg, France, Spain, China, the United Kingdom and Canada. We have appropriately reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis. In 2009, based on cumulative profitability, the Company concluded that the US valuation allowance should be reversed except for a portion related to certain federal and state net operating loss carryforwards that are not likely to be realized.

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

The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to various assumptions and management judgment. If actual results differ from the estimates made by management in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings or Other comprehensive income depending on the nature of the respective deferred tax asset. Additionally, the positions taken with regard to tax contingencies may be subject to audit and review by tax authorities which may result in future taxes, interest and penalties.

In December 2009, Mexico enacted the 2010 Mexican Tax Reform Bill (“Tax Reform Bill”) to be effective January 1, 2010. Under this new legislation, the corporate income tax rate will be temporarily increased from 28% to 30% for 2010 through 2012, then reduced to 29% in 2013, and finally reduced back to 28% in 2014 and future years. The Tax Reform Bill as enacted accelerates this recapture period from 10 years to 5 years and effectively requires payment of taxes even if no benefit was obtained through the tax consolidation regime. Finally, significant modifications were also made to the rules for income taxes previously deferred on intercompany dividends, as well as to income taxes related to differences between consolidated and individual Mexican tax earnings and profits. The estimated income tax impact to the Company of this new legislation at December 31, 2009 is $73 million, payable $12 million in 2010, $14 million in 2012, $12 million in 2013 and $35 million in 2014 and thereafter. There is an expectation that Mexico may publish technical corrections to certain aspects of the Tax Reform Bill in 2010 that could significantly reduce the amounts due from the Company as described above. However, there is no assurance that Mexico will in fact publish such corrections, nor is it clear what impact any corrections published will have on the Company’s actual liability under the new law. Although any ultimate outcome is uncertain, we strongly contend the new legislation is unconstitutional and we will contest its validity and effective date through proper channels.

•	Benefit Obligations

We have pension and other postretirement benefit plans covering substantially all employees who meet eligibility requirements. With respect to its US qualified defined benefit pension plan, minimum funding requirements are determined by the Pension Protection Act of 2006 based on years of service and/or compensation. Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These assumptions include the weighted average discount rate, compensation levels, expected long-term rates of return on plan assets and trends in health care costs. In addition to the above mentioned assumptions, actuarial consultants use factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded in future periods.

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. A significant assumption used in determining our pension expense is the expected long-term rate of return on plan assets. As of December 31, 2009, we assumed an expected long-term rate of return on plan assets of 8.5% for the US defined benefit pension plans, which represent approximately 83% and 85% of our pension plan assets and liabilities, respectively. On average, the actual return on the US qualified defined pension plans’ assets over the long-term (15 to 20 years) has exceeded 8.5%.

We estimate a 25 basis point decline in the expected long-term rate of return for the US qualified defined benefit pension plan to increase pension expense by an estimated $5 million in 2009. Another estimate that affects our pension and other postretirement benefit expense is the discount rate used in the annual actuarial valuations of pension and other postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate, used to determine the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. As of December 31, 2009, we decreased the discount rate to 5.90% from 6.50% as of December 31, 2008 for the US plans. We estimate that a 50 basis point decline in our discount rate will increase our annual pension expenses by an estimated $12 million, and increase our benefit obligations by approximately $151 million for our US pension plans. In addition, the same basis point decline in our discount rate will also increase our annual expenses and benefit obligations by less than $1 million and $9 million respectively, for our US postretirement medical plans. We estimate that a 50 basis point decline in the discount rate for the non-US pension and postretirement medical plans will increase pension and other postretirement benefit annual expenses by approximately $1 million and less than $1 million, respectively, and will increase our benefit obligations by approximately $32 million and $2 million, respectively.

Other postretirement benefit plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The key determinants of the accumulated postretirement benefit obligation (“APBO”) are the discount rate and the healthcare cost trend rate. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing or decreasing the healthcare cost trend rate by one percentage point in each year would result in the APBO as of December 31, 2009 changing by approximately $4 million and $(3) million, respectively. Additionally, increasing or decreasing the healthcare cost trend rate by one percentage point in each year would result in the 2009 postretirement benefit cost changing by less than $1 million.

Pension assumptions are reviewed annually on a plan and country-specific basis by third-party actuaries and senior management. Such assumptions are adjusted as appropriate to reflect changes in market rates and outlook. We determine the long-term expected rate of return on plan assets by considering the current target asset allocation, as well as the historical and expected rates of return on various asset categories in which the plans are invested. A single long-term expected rate of return on plan assets is then calculated for each plan as the weighted average of the target asset allocation and the long-term expected rate of return assumptions for each asset category within each plan.

Differences between actual rates of return of plan assets and the long-term expected rate of return on plan assets are generally not recognized in pension expense in the year that the difference occurs. These differences are deferred and amortized into pension expense over the average remaining future service of employees. We apply the long-term expected rate of return on plan assets to a market-related value of plan assets to stabilize variability in the plan asset values.

• Accounting for Commitments and Contingencies

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

notifications, demands, settlements which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. With respect to environmental liabilities, it is our policy to accrue through fifteen years, unless we have government orders or other agreements that extend beyond fifteen years. A determination of the amount of loss contingency required, if any, is assessed in accordance with FASB Accounting Standards Codification (“FASB ASC”) Topic 450, Contingencies, and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available.

Financial Reporting Changes

See Note 3 to the consolidated financial statements for information regarding recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risks

Our financial market risk consists principally of exposure to currency exchange rates, interest rates and commodity prices. Exchange rate and interest rate risks are managed with a variety of techniques, including use of derivatives. We have in place policies of hedging against changes in currency exchange rates, interest rates and commodity prices as described below. Contracts to hedge exposures are primarily accounted for under FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC Topic 815”).

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

In March 2007, in anticipation of the April 2007 debt refinancing, we entered into various US dollar and Euro interest rate swap agreements, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million, respectively. The notional amount of the $1.6 billion US dollar interest rate swaps decreased by $400 million effective January 2, 2008 and decreased by another $200 million effective January 2, 2009. To offset the declines, we entered into US dollar interest rate swaps with a combined notional amount of $400 million which became effective on January 2, 2008 and an additional US dollar interest rate swap with a notional amount of $200 million which became effective April 2, 2009.

As of December 31, 2009, we had $2.2 billion, €440 million and CNY 1.4 billion of variable rate debt, of which $1.6 billion and €150 million is hedged with interest rate swaps, which leaves $643 million, €290 million and CNY 1.4 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $13 million.

See Note 22 to the consolidated financial statements for further discussion of our interest rate risk management and the related impact on our financial position and results of operations.

Foreign Exchange Risk Management

The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. Accordingly, we enter into foreign currency forwards and swaps to minimize our exposure to foreign currency fluctuations. From time to time we may also hedge our currency exposure related to forecasted transactions. Forward contracts are not designated as hedges under FASB ASC Topic 815.

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

Currency	2010 Maturity
(In $ millions)

Euro	(372)
British pound sterling	(90)
Chinese renminbi	(200)
Mexican peso	(5)
Singapore dollar	27
Canadian dollar	(48)
Japanese yen	8
Brazilian real	(11)
Swedish krona	15
Other	(1)

Total	(677)

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

During the year ended December 31, 2008, we dedesignated €385 million of the €400 million euro-denominated portion of the term loan, previously designated as a hedge of a net investment of a foreign operation. The remaining €15 million Euro-denominated portion of the term loan was dedesignated as a hedge of a net investment of a foreign operation in June 2009. Prior to these dedesignations, we had been using external derivative contracts to offset foreign currency exposures on certain intercompany loans. As a result of the dedesignations, the foreign currency exposure created by the Euro-denominated term loan is expected to offset the foreign currency exposure on certain intercompany loans, decreasing the need for external derivative contracts and reducing our exposure to external counterparties.

See Note 22 to the consolidated financial statements for further discussion of our foreign exchange risk management and the related impact on our financial position and results of operations.

Commodity Risk Management

We have exposure to the prices of commodities in our procurement of certain raw materials. We manage our exposure primarily through the use of long-term supply agreements and derivative instruments. We regularly assess our practice of purchasing a portion of our commodity requirements forward and utilization of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions. Forward purchases and swap contracts for raw materials are principally settled through actual delivery of the physical commodity. For qualifying contracts, we have elected to apply the normal purchases and normal sales exception of FASB ASC Topic 815, as it was probable at the inception and throughout the term of the contract that they would not settle net and would result in physical delivery. As such, realized gains and losses on these contracts are included in the cost of the commodity upon the settlement of the contract.

In addition, we occasionally enter into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the consolidated statements of operations. We recognized no gain or loss from these types of contracts during the years ended December 31, 2009 and 2008 and less than $1 million during the year ended December 31, 2007. As of December 31, 2009, we did not have any open financial derivative contracts for commodities.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Quarterly Financial Information

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		June 30,	September 30,		December 31,
	2009		2009	2009		2009
	(Unaudited)
	(In $ millions, except per share data)

Net sales	1,146		1,244	1,304		1,388
Gross profit	200		248	266		289
Other (charges) gains, net	(21	) (1)	(6)	(96	) (2)	(13)
Operating profit (loss)	27		89	65		109
Earnings (loss) from continuing operations before tax	(16)		122	49		86
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(21)		105	399		1
Earnings (loss) from discontinued operations	1		(1)	-		4
Net earnings (loss)	(20)		104	399		5
Earnings (loss) per share — basic	(0.16)		0.71	2.76		0.02
Earnings (loss) per share — diluted	(0.16)		0.66	2.53		0.02

	Three Months Ended
	March 31,	June 30,	September 30,		December 31,
	2008	2008	2008		2008
	(Unaudited)
	(In $ millions, except per share data)

Net sales	1,846	1,868	1,823		1,286
Gross profit	418	396	333		109
Other (charges) gains, net	(16)	(7)	(1	) (3)	(84	) (4)
Operating profit (loss)	234	207	151		(152)
Earnings (loss) from continuing operations before tax	218	247	152		(183)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	145	203	164		(140)
Earnings (loss) from discontinued operations	-	(69)	(6)		(15)
Net earnings (loss)	145	134	158		(155)
Earnings (loss) per share — basic	0.93	0.87	1.05		(1.09)
Earnings (loss) per share — diluted	0.87	0.80	0.97		(1.09)

(1)	Consists principally of $24 million in employee termination benefits, due to our efforts to align production capacity and staffing levels with our current view of an economic environment of prolonged lower demand.

(2)	Consists principally of $65 million in employee termination benefits, $20 million of contract termination costs and $7 million of long-lived impairment losses related to the Project of Closure at our Pardies, France plant location.

(3)	Consists principally of $21 million in long-lived asset impairment losses, $23 million in insurance recoveries and $8 million in employee termination benefits. The long-lived asset impairment losses are associated with the sale of our Pampa, Texas plant. The insurance recoveries were received from our reinsurers in partial satisfaction of loss claims resulting from the previously announced outage at our Clear Lake, Texas acetic acid facility.

(4)	Consists principally of $94 million in long-lived impairment losses and $15 million in insurance recoveries. The long-lived asset impairment losses are associated with the 2009 closure of our acetic acid and VAM production facility in Pardies, France, the 2009 VAM production unit in Cangrejera, Mexico and certain other facilities. The insurance recoveries reflect amounts received from our reinsurers in partial satisfaction of loss claims resulting from the previously announced outage at our Clear Lake, Texas acetic acid facility.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of December 31, 2009, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. KPMG LLP has audited this assessment of our internal control over financial reporting; their report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Celanese Corporation:

We have audited Celanese Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Celanese Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celanese Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 12, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Corporate Governance,” “Our Management Team,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders to be filed not later than March 12, 2010 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2010 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the sections captioned “Executive Compensation Discussion and Analysis,” “Potential Payments upon Termination and Change in Control,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” of the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the section captioned “Stock Ownership Information” of the 2010 Proxy Statement. The information required by Item 201(d) of Regulation S-K is submitted in a separate section of this Form 10-K. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Person Transactions” of the 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the sections captioned “Ratification of Independent Registered Public Accounting Firm” and “Corporate Governance and Director Independence” of the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.    Financial Statements. The reports of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 73 of this Annual Report on Form 10-K.

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

Date: February 12, 2010

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

Signature	Title	Date

/s/ David N. Weidman David N. Weidman	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	February 12, 2010

/s/ Steven M. Sterin Steven M. Sterin	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 12, 2010

/s/ Christopher W. Jensen Christopher W. Jensen	Vice President and Corporate Controller (Principal Accounting Officer)	February 12, 2010

/s/ James E. Barlett James E. Barlett	Director	February 12, 2010

/s/ David F. Hoffmeister David F. Hoffmeister	Director	February 12, 2010

/s/ Martin G. McGuinn Martin G. McGuinn	Director	February 12, 2010

/s/ Paul H. O’Neill Paul H. O’Neill	Director	February 12, 2010

Signature	Title	Date

/s/ Mark C. Rohr Mark C. Rohr	Director	February 12, 2010

/s/ Daniel S. Sanders Daniel S. Sanders	Director	February 12, 2010

/s/ Farah M. Walters Farah M. Walters	Director	February 12, 2010

/s/ John K. Wulff John K. Wulff	Director	February 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Celanese Corporation:

We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celanese Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (included in FASB Accounting Standards Codification (“ASC”) Subtopic 715-20, Defined Benefit Plans), during the year ended December 31, 2009.

As discussed in Note 23 to the consolidated financial statements, the Company adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (included in FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures), during the year ended December 31, 2008.

As discussed in Note 19 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (included in FASB ASC Subtopic 740-10, Income Taxes), during the year ended December 31, 2007.

/s/ KPMG LLP

Dallas, Texas
February 12, 2010

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In $ millions, except for share and per share data)

Net sales	5,082	6,823	6,444
Cost of sales	(4,079)	(5,567)	(4,999)

Gross profit	1,003	1,256	1,445
Selling, general and administrative expenses	(469)	(540)	(516)
Amortization of intangible assets (primarily customer relationships)	(77)	(76)	(72)
Research and development expenses	(75)	(80)	(73)
Other (charges) gains, net	(136)	(108)	(58)
Foreign exchange gain (loss), net	2	(4)	2
Gain (loss) on disposition of businesses and assets, net	42	(8)	20

Operating profit	290	440	748
Equity in net earnings (loss) of affiliates	48	54	82
Interest expense	(207)	(261)	(262)
Refinancing expense	-	-	(256)
Interest income	8	31	44
Dividend income — cost investments	98	167	116
Other income (expense), net	4	3	(25)

Earnings (loss) from continuing operations before tax	241	434	447
Income tax (provision) benefit	243	(63)	(110)

Earnings (loss) from continuing operations	484	371	337

Earnings (loss) from operation of discontinued operations	6	(120)	40
Gain (loss) on disposal of discontinued operations	-	6	52
Income tax (provision) benefit from discontinued operations	(2)	24	(2)

Earnings (loss) from discontinued operations	4	(90)	90

Net earnings (loss)	488	281	427
Net (earnings) loss attributable to noncontrolling interests	-	1	(1)

Net earnings (loss) attributable to Celanese Corporation	488	282	426
Cumulative preferred stock dividends	(10)	(10)	(10)

Net earnings (loss) available to common shareholders	478	272	416

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	484	372	336
Earnings (loss) from discontinued operations	4	(90)	90

Net earnings (loss)	488	282	426

Earnings (loss) per common share – basic
Continuing operations	3.30	2.44	2.11
Discontinued operations	0.03	(0.61)	0.58

Net earnings (loss) – basic	3.33	1.83	2.69

Earnings (loss) per common share – diluted
Continuing operations	3.08	2.28	1.96
Discontinued operations	0.03	(0.55)	0.53

Net earnings (loss) – diluted	3.11	1.73	2.49

Weighted average shares – basic	143,688,749	148,350,273	154,475,020
Weighted average shares – diluted	157,115,521	163,471,873	171,227,997

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In $ millions, except
	share amounts)

ASSETS
Current assets
Cash and cash equivalents	1,254	676
Trade receivables – third party and affiliates (net of allowance for doubtful accounts – 2009: $18; 2008: $25)	721	631
Non-trade receivables (net of allowance for doubtful accounts – 2009: $0; 2008: $1)	255	274
Inventories	522	577
Deferred income taxes	42	24
Marketable securities, at fair value	3	6
Assets held for sale	2	2
Other assets	57	96

Total current assets	2,856	2,286

Investments in affiliates	790	789
Property, plant and equipment (net of accumulated depreciation – 2009: $1,130; 2008: $1,051)	2,797	2,470
Deferred income taxes	484	27
Marketable securities, at fair value	80	94
Other assets	311	357
Goodwill	798	779
Intangible assets, net	294	364

Total assets	8,410	7,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt – third party and affiliates	242	233
Trade payables – third party and affiliates	649	523
Other liabilities	611	574
Deferred income taxes	33	15
Income taxes payable	72	24

Total current liabilities	1,607	1,369

Long-term debt	3,259	3,300
Deferred income taxes	137	122
Uncertain tax positions	229	218
Benefit obligations	1,288	1,167
Other liabilities	1,306	806
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2009 and 2008: 9,600,000 shares issued and outstanding)	-	-
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2009: 164,995,755 shares issued and 144,394,069 outstanding; 2008: 164,107,394 shares issued and 143,505,708 outstanding)	-	-
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2009 and 2008: 0 shares issued and outstanding)	-	-
Treasury stock, at cost – (2009 and 2008: 20,601,686 shares)	(781)	(781)
Additional paid-in capital	522	495
Retained earnings	1,502	1,047
Accumulated other comprehensive income (loss), net	(659)	(579)

Total Celanese Corporation shareholders’ equity	584	182
Noncontrolling interests	-	2

Total shareholders’ equity	584	184

Total liabilities and shareholders’ equity	8,410	7,166

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	2009		2008		2007
	Shares		Shares		Shares
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount
	(In $ millions, except share data)

Preferred stock
Balance as of the beginning of the period	9,600,000	-	9,600,000	-	9,600,000	-
Issuance of preferred stock	-	-	-	-	-	-

Balance as of the end of the period	9,600,000	-	9,600,000	-	9,600,000	-

Series A common stock
Balance as of the beginning of the period	143,505,708	-	152,102,801	-	158,668,666	-
Issuance of Series A common stock	-	-	-	-	7,400	-
Stock option exercises	806,580	-	1,056,368	-	4,265,221	-
Purchases of treasury stock	-	-	(9,763,200)	-	(10,838,486)	-
Stock awards	81,781	-	109,739	-	-	-

Balance as of the end of the period	144,394,069	-	143,505,708	-	152,102,801	-

Treasury stock
Balance as of the beginning of the period	20,601,686	(781)	10,838,486	(403)	-	-
Purchases of treasury stock, including related fees	-	-	9,763,200	(378)	10,838,486	(403)

Balance as of the end of the period	20,601,686	(781)	20,601,686	(781)	10,838,486	(403)

Additional paid-in capital
Balance as of the beginning of the period		495		469		362
Indemnification of demerger liability		-		2		4
Stock-based compensation, net of tax		13		15		15
Stock option exercises, net of tax		14		9		88

Balance as of the end of the period		522		495		469

Retained earnings
Balance as of the beginning of the period		1,047		799		394
Net earnings (loss) attributable to Celanese Corporation		488		282		426
Series A common stock dividends		(23)		(24)		(25)
Preferred stock dividends		(10)		(10)		(10)
Adoption of ASC 740(1)		-		-		14

Balance as of the end of the period		1,502		1,047		799

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(579)		197		31
Unrealized gain (loss) on securities		(3)		(23)		17
Foreign currency translation		5		(130)		70
Unrealized gain (loss) on interest rate swaps		15		(79)		(41)
Pension and postretirement benefits		(97)		(544)		120

Balance as of the end of the period		(659)		(579)		197

Total Celanese Corporation shareholders’ equity		584		182		1,062

Noncontrolling interests
Balance as of the beginning of the period		2		5		74
Purchase of remaining noncontrolling interests		-		-		(70)
Divestiture of noncontrolling interests		(2)		(2)		-
Net earnings (loss) attributable to noncontrolling interests		-		(1)		1

Balance as of the end of the period		-		2		5

Total shareholders’ equity		584		184		1,067

(1)	Adoption of ASC 740, Income Taxes related to uncertain tax positions (Note 19).

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	2009		2008		2007
	Shares		Shares		Shares
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount
	(In $ millions, except share data)

Comprehensive income (loss)
Net earnings (loss)		488		281		427
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities		(3)		(23)		17
Foreign currency translation		5		(130)		70
Unrealized gain (loss) on interest rate swaps		15		(79)		(41)
Pension and postretirement benefits		(97)		(544)		120

Total comprehensive income (loss), net of tax		408		(495)		593

Comprehensive (income) loss attributable to noncontrolling interests		-		1		(1)

Comprehensive income (loss) attributable to Celanese Corporation		408		(494)		592

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In $ millions)

Operating activities
Net earnings (loss)	488	281	427
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Other charges (gains), net of amounts used	73	111	30
Depreciation, amortization and accretion	319	360	311
Deferred income taxes, net	(402)	(69)	23
(Gain) loss on disposition of businesses and assets, net	(40)	1	(74)
Refinancing expense	-	-	256
Other, net	22	36	(2)
Operating cash provided by (used in) discontinued operations	(2)	3	(84)
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(79)	339	(69)
Inventories	30	21	(27)
Other assets	9	53	66
Trade payables — third party and affiliates	104	(265)	(11)
Other liabilities	74	(285)	(280)

Net cash provided by operating activities	596	586	566
Investing activities
Capital expenditures on property, plant and equipment	(176)	(274)	(288)
Acquisitions, net of cash acquired	(9)	-	(269)
Proceeds from sale of businesses and assets, net	171	9	715
Deferred proceeds on Ticona Kelsterbach plant relocation	412	311	-
Capital expenditures related to Ticona Kelsterbach plant relocation	(351)	(185)	(21)
Proceeds from sale of marketable securities	15	202	69
Purchases of marketable securities	-	(91)	(59)
Changes in restricted cash	-	-	46
Settlement of cross currency swap agreements	-	(93)	-
Other, net	(31)	(80)	(50)

Net cash provided by (used in) investing activities	31	(201)	143
Financing activities
Short-term borrowings (repayments), net	(9)	(64)	30
Proceeds from long-term debt	-	13	2,904
Repayments of long-term debt	(80)	(47)	(3,053)
Refinancing costs	(3)	-	(240)
Purchases of treasury stock, including related fees	-	(378)	(403)
Stock option exercises	14	18	69
Series A common stock dividends	(23)	(24)	(25)
Preferred stock dividends	(10)	(10)	(10)
Other, net	(1)	(7)	14

Net cash used in financing activities	(112)	(499)	(714)
Exchange rate effects on cash and cash equivalents	63	(35)	39

Net increase (decrease) in cash and cash equivalents	578	(149)	34
Cash and cash equivalents at beginning of period	676	825	791

Cash and cash equivalents at end of period	1,254	676	825

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and Basis of Presentation

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

In the ordinary course of the business, the Company enters into contracts and agreements relative to a number of topics, including acquisitions, dispositions, joint ventures, supply agreements, product sales and other arrangements. The Company endeavors to describe those contracts or agreements that are material to its business, results of operations or financial position. The Company may also describe some arrangements that are not material but which the Company believes investors may have an interest in or which may have been subject to a Form 8-K filing. Investors should not assume the Company has described all contracts and agreements relative to the Company’s business in this Annual Report.

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

• Investments in affiliates

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) Topic 323, Investments – Equity Method and Joint Ventures, stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee”, but does not exercise control. FASB ASC Topic 323 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. FASB ASC Topic 323 lists circumstances under which, despite 20% ownership, an investor may not be able to exercise significant influence. Certain investments where the Company owns greater than a 20% ownership and cannot exercise significant influence or control are accounted for under the cost method (Note 8).

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

• Property, plant and equipment, net

Land is recorded at historical cost. Buildings, machinery and equipment, including capitalized interest, and property under capital lease agreements, are recorded at cost less accumulated depreciation. The Company records depreciation and amortization in its consolidated statements of operations as either Cost of sales or Selling, general and administrative expenses consistent with the utilization of the underlying assets. Depreciation is calculated on a straight-line basis over the following estimated useful lives of depreciable assets:

Land Improvements	20 years
Buildings and improvements	30 years
Machinery and Equipment	20 years

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

The Company also leases property, plant and equipment under operating and capital leases. Rent expense for operating leases, which may have escalating rentals or rent holidays over the term of the lease, is recorded on a straight-line basis over the lease term. Amortization of capital lease assets is included as a component of depreciation expense.

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

The Company assesses the recoverability of the carrying value of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other. The Company’s estimates of fair value are determined based on a discounted cash flow model. The Company periodically engages third-party valuation consultants to assist with this process. Impairment losses are recorded in other operating expense or Other (charges) gains, net depending on the facts and circumstances.

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

• Financial instruments

On January 1, 2008, the Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC Topic 820”) for financial assets and liabilities. On January 1, 2009, the Company applied the provisions of FASB ASC Topic 820 for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, property, plant and equipment and asset retirement obligations. The adoptions of FASB ASC Topic 820 did not have a material impact on the Company’s financial position, results of operations or cash flows. FASB ASC Topic 820 defines fair value, and increases disclosures surrounding fair value calculations.

The Company manages its exposures to currency exchange rates, interest rates and commodity prices through a risk management program that includes the use of derivative financial instruments (Note 22). The Company does not use derivative financial instruments for speculative trading purposes. The fair value of all derivative instruments is recorded as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or Accumulated other comprehensive income (loss), net, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC Topic 815”).

Gains and losses on derivative instruments qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss), net, to the extent the hedges are effective, until the underlying transactions are recognized in income. To the extent effective, gains and losses on derivative and non-derivative instruments used as hedges of the Company’s net investment in foreign operations are recorded in Accumulated other comprehensive income (loss), net as part of the foreign currency translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in income immediately. Derivative instruments not designated as hedges are marked to market at the end of each accounting period with the change in fair value recorded in income.

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

• Noncontrolling interests

Noncontrolling interests in the equity and results of operations of the entities consolidated by the Company are shown as a separate line item in the consolidated financial statements. The entities included in the consolidated financial statements that have noncontrolling interests are as follows:

	Ownership Percentage
	as of December 31,
	2009	2008

Celanese Polisinteza d.o.o.	76%	76%
Synthesegasanlage Ruhr GmbH	50%	50%

In December 2009, the Company paid a liquidating dividend related to its ownership in Synthesegasanlage Ruhr GmbH in the amount of €1 million. The Company is currently liquidating its ownership in Synthesegasanlage Ruhr GmbH.

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

In January 2010, the FASB issued FASB Accounting Standards Update 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification (“ASU 2010-02”), which amends FASB ASC Topic 820-10 (“FASB ASC Topic 820-10”). The update addresses implementation issues related to changes in ownership provisions in the FASB ASC 820-10. The Company adopted ASU 2010-02 on December 31, 2009. This update had no impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued FASB Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which amends FASB ASC Topic 820-10 (“FASB ASC Topic 820-10”). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available. The Company adopted ASU 2009-05 beginning September 30, 2009. This update had no impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS 162 (“SFAS 168”), which created FASB ASC Topic 105-10 (“FASB ASC Topic 105-10”). FASB ASC Topic 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy). The Company adopted FASB ASC Topic 105-10 beginning September 30, 2009. This standard had no impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), codified in FASB ASC Topic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. The Company adopted SFAS 165 upon issuance. This standard had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”), which is codified in FASB ASC Topic 320-10. FSP SFAS 115-2 and SFAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. The Company adopted FSP SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) Opinion APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1, which is codified in FASB ASC Topic 825-10-50, require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted FSP SFAS 107-1 and APB 28-1 beginning April 1, 2009. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). FSP SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1, which is codified in FASB ASC Topic 805, Business Combinations, addresses application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted FSP SFAS 141(R)-1 upon issuance. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”), which is codified in FASB ASC Topic 715-20-50. FSP SFAS 132(R)-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of: 1) how investment allocation decisions are made; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. The Company adopted FSP SFAS 132(R)-1 on January 1, 2009. This FSP had no impact on the Company’s financial position, results of operations or cash flows.

4.	Acquisitions, Ventures, Divestitures, Asset Sales and Plant Closures

Acquisitions

In December 2009, the Company acquired the business and assets of FACT GmbH (Future Advanced Composites Technology) (“FACT”), a German company, for a purchase price of €5 million ($7 million). FACT is in the business of developing, producing and marketing long fiber reinforced thermoplastics. As part of the acquisition, the Company has entered into a ten year lease agreement with the seller for the property and buildings on which the FACT business is located with the option to purchase the property at various times throughout the lease. The acquired business is included in the Advanced Engineered Materials segment.

In January 2007, the Company acquired the cellulose acetate flake, tow and film business of Acetate Products Limited (“APL”), a subsidiary of Corsadi B.V. The purchase price for the transaction was approximately £57 million ($112 million), in addition to direct acquisition costs of approximately £4 million ($7 million). As contemplated prior to the closing of the acquisition, the Company closed the acquired tow production plant at Little Heath, United Kingdom in September 2007. In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $1 million in connection with the acquisition. The acquired business is included in the Company’s Consumer Specialties segment.

Ventures

In March 2007, the Company entered into a strategic partnership with Accsys Technologies PLC (“Accsys”), and its subsidiary, Titan Wood, to become the exclusive supplier of acetyl products to Titan Wood’s technology licensees for use in wood acetylation. In connection with this partnership, in May 2007, the Company acquired 8,115,883 shares of Accsys’ common stock representing approximately 5.45% of the total voting shares of Accsys for €22 million ($30 million). The investment was treated as an available-for-sale security and was included in Marketable securities, at fair value, on the Company’s consolidated balance sheets. On November 20, 2007, the Company and Accsys announced that they agreed to amend their business arrangements so that each company would have a nonexclusive “at-will” trading and supply relationship to give both companies greater flexibility. As part of this amendment, the Company subsequently sold all of its shares of Accsys stock for approximately €20 million ($30 million), which resulted in a cumulative loss of $3 million.

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

In July 2008, the Company sold its 55.46% interest in Derivados Macroquimicos S.A. de C.V. (“DEMACSA”) for proceeds of $3 million. DEMACSA produces cellulose ethers at an industrial complex in Zacapu, Michoacan, Mexico and is included in the Company’s Acetyl Intermediates segment. In June 2008, the Company recorded a long-lived asset impairment loss of $1 million to Cost of sales in the consolidated statements of operations. As a result, the proceeds from the sale approximated the carrying value of DEMACSA on the date of the sale. The Company concluded the sale of DEMACSA is not a discontinued operation due to certain forms of continuing involvement between the Company and DEMACSA subsequent to the sale.

In August 2007, the Company sold its Films business of EVA Performance Polymers (f/k/a AT Plastics), located in Edmonton and Westlock, Alberta, Canada, to British Polythene Industries PLC (“BPI”) for $12 million. The Films business manufactures products for the agricultural, horticultural and construction industries. The Company recorded a loss on the sale of $7 million during the year ended December 31, 2007. The Company maintained ownership of the Polymers business of the business formerly known as AT Plastics, which concentrates on the development and supply of specialty resins and compounds. EVA Performance Polymers is included in the Company’s Industrial Specialties segment. The Company concluded that the sale of the Films business is not a discontinued operation due to the level of continuing cash flows between the Films business and EVA Performance Polymers’ Polymers business subsequent to the sale.

In connection with the Company’s strategy to optimize its portfolio and divest non-core operations, the Company announced in December 2006 its agreement to sell its Acetyl Intermediates segment’s oxo products and derivatives businesses, including European Oxo GmbH (“EOXO”), a 50/50 venture between Celanese GmbH and Degussa AG (“Degussa”), to Advent International, for a purchase price of €480 million ($636 million) subject to final agreement adjustments and the successful exercise of the Company’s option to purchase Degussa’s 50% interest in EOXO. On February 23, 2007, the option was exercised and the Company acquired Degussa’s interest in the venture for a purchase price of €30 million ($39 million), in addition to €22 million ($29 million) paid to extinguish EOXO’s debt upon closing of the transaction. The Company completed the sale of its oxo products and derivatives businesses, including the acquired 50% interest in EOXO, on February 28, 2007. The sale included the oxo and derivatives businesses at the Oberhausen, Germany, and Bay City, Texas facilities as well as portions of its Bishop, Texas facility. Also included were EOXO’s facilities within the Oberhausen and Marl, Germany plants. The former oxo products and derivatives businesses acquired by Advent International was renamed Oxea. Taking into account agreed deductions by the buyer for pension and other employee benefits and various costs for separation activities, the Company received proceeds of approximately €443 million ($585 million) at closing. The transaction resulted in the recognition of a $47 million pre-tax gain, recorded to Gain (loss) on disposal of discontinued operations, which includes certain working capital and other adjustments, in 2007. Due to certain lease-back arrangements between the Company and the buyer and related environmental obligations of the Company, approximately $51 million of the transaction proceeds attributable to the fair value of the underlying land at Bay City ($1 million) and Oberhausen (€36 million) is included in deferred proceeds in noncurrent Other liabilities, and divested land with a book value of $14 million (€10 million at Oberhausen and $1 million at Bay City) remains in Property, plant and equipment, net in the Company’s consolidated balance sheets.

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

Third-party net sales include $5 million to the divested oxo products and derivative businesses for the year ended December 31, 2007 that were eliminated upon consolidation.

In accordance with the Company’s sponsor services agreement dated January 26, 2005, as amended, the Company paid the Advisor $6 million in connection with the sale of the oxo products and derivatives businesses.

During the second quarter of 2007, the Company discontinued its Edmonton, Alberta, Canada methanol operations, which were included in the Acetyl Intermediates segment. As a result, the earnings (loss) from operations related to Edmonton methanol are accounted for as discontinued operations.

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

In December 2007, the Company sold the assets at its Edmonton, Alberta, Canada facility to a real estate developer for approximately $35 million. As part of the agreement, the Company will retain certain environmental liabilities associated with the site. The Company derecognized $16 million of asset retirement obligations which were transferred to the buyer. As a result of the sale, the Company recorded a gain of $37 million for the year ended December 31, 2007, of which a gain of $34 million was recorded to Gain (loss) on disposition of businesses and assets, net in the consolidated statements of operations.

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

Plant Closures

In July 2009, the Company’s wholly-owned French subsidiary, Acetex Chimie, completed the consultation procedure with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company announced its formal plan to cease all manufacturing operations and associated activities by December 2009. The Company agreed with the workers council on a set of measures of assistance aimed at minimizing the effects of the plant’s closing on the Pardies workforce, including training, outplacement and severance.

As a result of the Project of Closure, the Company recorded exit costs of $89 million during the year ended December 31, 2009, which included $60 million in employee termination benefits, $17 million of contract termination costs and $12 million of long-lived asset impairment losses (see Note 18) to Other charges (gains), net, in the consolidated statements of operations. The fair value of the related held and used long-lived assets is $4 million as of December 31, 2009. In addition, the Company recorded $9 million of accelerated depreciation expense for the year ended December 31, 2009 and $8 million of environmental remediation reserves for the year ended December 31, 2009 related to the shutdown of the Company’s Pardies, France facility. The Pardies, France facility is included in the Acetyl Intermediates segment.

5.	Marketable Securities, at Fair Value

The Company’s captive insurance companies and pension-related trusts hold available-for-sale securities for capitalization and funding requirements, respectively. The Company recorded realized gains (losses) to Other income (expense), net in the consolidated statements of operations as follows:

	Years ended December 31,
	2009	2008	2007
	(In $ millions)

Realized gain on sale of securities	5	10	1
Realized loss on sale of securities	-	(10)	-

Net realized gain (loss) on sale of securities	5	-	1

The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In $ millions)

US government debt securities	26	2	-	28
US corporate debt securities	1	-	-	1

Total debt securities	27	2	-	29
Equity securities	55	-	(3)	52
Money market deposits and other securities	2	-	-	2

As of December 31, 2009	84	2	(3)	83

US government debt securities	35	17	-	52
US corporate debt securities	3	-	-	3

Total debt securities	38	17	-	55
Equity securities	55	-	(13)	42
Money market deposits and other securities	3	-	-	3

As of December 31, 2008	96	17	(13)	100

Fixed maturities as of December 31, 2009 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In $ millions)

Within one year	3	3
From one to five years	-	-
From six to ten years	-	-
Greater than ten years	26	28

Total	29	31

Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

6.	Receivables, Net

	As of
	December 31,
	2009	2008
	(In $ millions)

Trade receivables — third party and affiliates	739	656
Allowance for doubtful accounts — third party and affiliates	(18)	(25)

Trade receivables — third party and affiliates, net	721	631

Non-trade receivables
Reinsurance receivables	42	33
Income taxes receivable	64	88
Other	149	154
Allowance for doubtful accounts — other	-	(1)

Total	255	274

As of December 31, 2009 and 2008, the Company had no significant concentrations of credit risk since the Company’s customer base is dispersed across many different industries and geographies.

7.	Inventories

	As of
	December 31,
	2009	2008
	(In $ millions)

Finished goods	367	434
Work-in-process	28	24
Raw materials and supplies	127	119

Total	522	577

The Company recorded charges of $0 million and $14 million to reduce its inventories to the lower-of-cost or market for the years ended December 31, 2009 and 2008, respectively.

8.	Investments in Affiliates

Equity Method

The Company’s equity investments and ownership interests are as follows:

		Ownership				Share of Earnings (Loss)
		Percentage		Carrying Value		Year Ended
		as of December 31,		as of December 31,		December 31,
	Segment	2009	2008	2009	2008	2009	2008	2007
		(In percentages)		(In $ millions)

European Oxo GmbH(1)	Acetyl Intermediates	-	-	-	-	-	-	2
Erfei, A.I.E.(3)	Acetyl Intermediates	-	45	-	1	-	-	(1)
Fortron Industries LLC	Advanced Engineered Materials	50	50	74	77	(3)	4	16
Korea Engineering Plastics Co., Ltd.	Advanced Engineered Materials	50	50	159	145	14	12	14
Polyplastics Co., Ltd.	Advanced Engineered Materials	45	45	175	189	15	19	25
Una SA	Advanced Engineered Materials	50	50	2	2	-	2	-
InfraServ GmbH & Co. Gendorf KG	Other Activities	39	39	27	28	3	4	5
InfraServ GmbH & Co. Hoechst KG	Other Activities	32	31	142	137	15	10	18
InfraServ GmbH & Co. Knapsack KG	Other Activities	27	27	24	22	5	4	4
Sherbrooke Capital Health and
Wellness, L.P.(2)	Consumer Specialties	10	10	4	4	(1)	(1)	-

Total				607	605	48	54	83

(1)	The Company divested this investment in February 2007 (Note 4). The share of earnings (loss) for this investment is included in Earnings (loss) from operation of discontinued operations in the consolidated statements of operations.

(2)	The Company accounts for its 10% ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

(3)	The Company divested this investment in July 2009 as part of the sale of PVOH (Note 4).

	Year Ended December 31,
	2009	2008	2007
	(In $ millions)

Affiliate net earnings	121	121	204
Company’s share:
Net earnings	48	54	82	(1)
Dividends and other distributions	37	64	57

(1)	Amount does not include a $1 million liquidating dividend from Clear Lake Methanol Partners for the year ended December 31, 2007.

Cost Method

The Company’s investments accounted for under the cost method of accounting are as follows:

		Ownership
		Percentage as of		Carrying Value as of		Dividend Income for the years
		December 31,		December 31,		ended December 31,
	Segment	2009	2008	2009	2008	2009	2008	2007
		(In percentages)		(In $ millions)

National Methanol Company (“Ibn Sina”)	Acetyl Intermediates	25	25	54	54	41	119	78
Kunming Cellulose Fibers Co. Ltd.	Consumer Specialties	30	30	14	14	10	8	7
Nantong Cellulose Fibers Co. Ltd.	Consumer Specialties	31	31	77	77	38	32	24
Zhuhai Cellulose Fibers Co. Ltd.	Consumer Specialties	30	30	14	14	8	6	6
InfraServ GmbH & Co. Wiesbaden KG	Other Activities	8	8	6	6	1	2	1
Other				18	19	-	-	-

Total				183	184	98	167	116

Certain investments where the Company owns greater than a 20% ownership interest are accounted for under the cost method of accounting because the Company cannot exercise significant influence over these entities. The Company determined that it cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on the Company’s involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with US GAAP.

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

9.	Property, Plant and Equipment, Net

	As of December 31,
	2009	2008
	(In $ millions)

Land	62	61
Land improvements	44	44
Buildings and building improvements	360	358
Machinery and equipment	2,669	2,615
Construction in progress	792	443

Gross asset value	3,927	3,521
Less: accumulated depreciation	(1,130)	(1,051)

Net book value	2,797	2,470

Assets under capital leases amounted to $272 million and $233 million, less accumulated amortization of $55 million and $38 million, as of December 31, 2009 and 2008, respectively. Interest costs capitalized were $2 million, $6 million and $9 million during the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation expense was $213 million, $255 million and $209 million during the years ended December 31, 2009, 2008 and 2007, respectively.

During 2008 and 2009, certain long-lived assets were impaired (Note 18).

10.	Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(In $ millions)

As of December 31, 2007
Goodwill	277	264	53	278	872
Accumulated impairment losses	-	-	(6)	-	(6)

	277	264	47	278	866

Adjustments to preacquisition tax uncertainties	(9)	2	(12)	(30)	(49)
Exchange rate changes	(10)	(14)	(1)	(13)	(38)

As of December 31, 2008
Goodwill	258	252	40	235	785
Accumulated impairment losses	-	-	(6)	-	(6)

	258	252	34	235	779

Sale of PVOH(1)	-	-	-	-	-
Exchange rate changes	5	5	1	8	19

As of December 31, 2009
Goodwill	263	257	35	243	798
Accumulated impairment losses	-	-	-	-	-

Total	263	257	35	243	798

(1)	Fully impaired goodwill of $6 million was written off related to the sale of PVOH.

Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit which is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company, or in certain circumstances, a third-party valuation consultant, will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

In connection with the Company’s annual goodwill impairment test performed during the three months ended September 30, 2009 using June 30 balances, the Company did not record an impairment loss related to goodwill as the estimated fair value for each of the Company’s reporting units exceeded the carrying value of the underlying assets by a substantial margin. No events or changes in circumstances occurred during the three months ended December 31, 2009 that would indicate that the carrying amount of the assets may not be fully recoverable, as such, no additional impairment analysis was performed during that period.

11.	Intangible Assets, Net

			Customer-		Covenants
	Trademarks		Related		not to
	and		Intangible	Developed	Compete
	Trade names	Licenses	Assets	Technology	and Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2007	85	-	562	12	12	671
Acquisitions	-	28(1)	-	-	-	28
Exchange rate changes	(3)	1	(25)	-	-	(27)

As of December 31, 2008	82	29	537	12	12	672
Acquisitions	-	-	-	1	-	1
Exchange rate changes	1	-	15	-	-	16

As of December 31, 2009	83	29	552	13	12	689

Accumulated Amortization
As of December 31, 2007	-	-	(228)	(9)	(9)	(246)
Amortization	-	(3)	(71)	(1)	(1)	(76)
Exchange rate changes	-	-	14	-	-	14

As of December 31, 2008	-	(3)	(285)	(10)	(10)	(308)
Amortization	(5)	(3)	(67)	(1)	(1)	(77)
Exchange rate changes	-	-	(10)	-	-	(10)

As of December 31, 2009	(5)	(6)	(362)	(11)	(11)	(395)

Net book value	78	23	190	2	1	294

(1)	Acquisition of a sole and exclusive license to patents and patent applications related to acetic acid. The license is being amortized over 10 years.

Aggregate amortization expense for intangible assets with finite lives during the years ended December 31, 2009, 2008 and 2007 was $72 million, $76 million, and $72 million, respectively. In addition, during the year ended December 31, 2009 the Company recorded accelerated amortization expense of $5 million related to the AT Plastics trade name which was discontinued August 1, 2009. The trade name is now fully amortized.

Estimated amortization expense for the succeeding five fiscal years is approximately $62 million in 2010, $57 million in 2011, $43 million in 2012, $26 million in 2013, and $15 million in 2014. The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization is recorded on these intangible assets.

Management tests indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset which is classified as a Level 3 measurement under FASB ASC Topic 820. The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted-average cost of capital (“WACC”) considering any differences in Company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

In connection with the Company’s annual indefinite-lived intangible assets impairment test performed during the three months ended September 30, 2009 using June 30 balances, the Company recorded an impairment loss of less than $1 million to certain indefinite-lived intangible assets. The fair value of such indefinite-lived intangible assets is $2 million as of December 31, 2009. No events or changes in circumstances occurred during the three months ended December 31, 2009 that would indicate that the carrying amount of the assets may not be fully recoverable, as such, no additional impairment analysis was performed during that period.

For the year ended December 31, 2009, the Company did not renew or extend any intangible assets.

12.	Current Other Liabilities

	As of December 31,
	2009	2008
	(In $ millions)

Salaries and benefits	100	107
Environmental (Note 16)	13	19
Restructuring (Note 18)	99	32
Insurance	37	34
Asset retirement obligations	22	9
Derivatives	75	67
Current portion of benefit obligations (Note 15)	49	57
Sales and use tax/foreign withholding tax payable	15	16
Interest	20	54
Uncertain tax positions (Note 19)	5	-
Other	176	179

Total	611	574

13.	Noncurrent Other Liabilities

	As of December 31,
	2009	2008
	(In $ millions)

Environmental (Note 16)	93	79
Insurance	85	85
Deferred revenue	49	55
Deferred proceeds (Note 4, Note 29)	846	371
Asset retirement obligations	45	40
Derivatives	44	76
Income taxes payable	61	-
Other	83	100

Total	1,306	806

Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2009		2008	2007
	(In $ millions)

Balance at beginning of year	49		47	59
Additions	14	(1)	6 (2)	-
Accretion	2		3	5
Payments	(14)		(6)	(6)
Divestitures	-		-	(16	) (3)
Purchase accounting adjustments	-		-	3
Revisions to cash flow estimates	15	(4)	1	(2)
Exchange rate changes	1		(2)	4

Balance at end of year	67		49	47

(1)	Relates to a site for which management no longer considers to have an indeterminate life.

(2)	Relates to long-lived assets impaired (Note 18) for which management no longer considers to have an indeterminate life.

(3)	Relates to the sale of the Edmonton, Alberta, Canada plant (Note 4).

(4)	Primarily relates to long-lived assets impaired (Note 18) based on triggering events assessed by the Company in 2008 and decisions made by the Company in 2009.

Included in the asset retirement obligations for each of the years ended December 31, 2009 and 2008 is $10 million related to a business acquired in 2005. The Company has a corresponding receivable of $3 million and $7 million included in current Other assets and noncurrent Other assets in the consolidated balance sheets, respectively, as of December 31, 2009.

Based on long-lived asset impairment triggering events assessed by the Company in December 2008 and decisions made by the Company in 2009, the Company concluded several sites no longer have an indeterminate life. Accordingly, the Company recorded asset retirement obligations associated with these sites. The Company uses the expected present value technique to measure the fair value of the asset retirement obligations which is classified as a Level 3 measurement under FASB ASC Topic 820. The expected present value technique uses a set of cash flows that represent the probability-weighted average of all possible cash flows based on the Company’s judgment. The Company uses the following inputs to determine the fair value of the asset retirement obligations based on the Company’s experience with fulfilling obligations of this type and the Company’s knowledge of market conditions: a) labor costs; b) allocation of overhead costs; c) profit on labor and overhead costs; d) effect of inflation on estimated costs and profits; e) risk premium for bearing the uncertainty inherent in cash flows, other than inflation; f) time value of money represented by the risk-free interest rate commensurate with the timing of the associated cash flows; and g) nonperformance risk relating to the liability which includes the Company’s own credit risk.

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

14.	Debt

	As of December 31,
	2009	2008
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	102	81
Short-term borrowings, principally comprised of amounts due to affiliates	140	152

Total	242	233

Long-term debt
Senior credit facilities: Term loan facility due 2014	2,785	2,794
Term notes 7.125%, due 2009	-	14
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured borrowings due at various dates through 2054	242	211
Other bank obligations, interest rates ranging from 2.3% to 5.3%, due at various dates through 2014	153	181

Subtotal	3,361	3,381
Less: Current installments of long-term debt	102	81

Total	3,259	3,300

Senior Credit Facilities

The Company’s senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of December 31, 2009, the applicable margin was 1.75%. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of December 31, 2009, there were no outstanding borrowings or letters of credit issued under the revolving credit facility. As of December 31, 2009, there were $88 million of letters of credit issued under the credit-linked revolving facility and $140 million remained available for borrowing.

On June 30, 2009, the Company entered into an amendment to the senior credit agreement. The amendment reduced the amount available under the revolving credit facility from $650 million to $600 million and increased the first lien senior secured leverage ratio covenant that is applicable when any amount is outstanding under the revolving credit portion of the senior credit agreement at set forth below. Prior to giving effect to the amendment, the maximum first lien senior secured leverage ratio was 3.90 to 1.00. As amended, the maximum senior secured leverage ratio for the following trailing four-quarter periods is as follows:

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

Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at December 31, 2009, the Company’s borrowing capacity under the revolving credit facility is currently $600 million. As of December 31, 2009, the Company estimates its first lien senior secured leverage ratio to be 3.39 to 1.00 (which would be 4.11 to 1.00 were the revolving credit facility fully drawn). The maximum first lien senior secured leverage ratio under the revolving credit facility for such period is 5.25 to 1.00.

The Company’s senior credit agreement also contains a number of restrictions on certain of its subsidiaries, including, but not limited to, restrictions on their ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or certain hedge transactions; or engage in other businesses. The senior credit agreement also contains a number of affirmative covenants and events of default, including a cross default to other debt of certain of the Company’s subsidiaries in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the loans and other financial obligations under the Company’s senior credit agreement.

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

The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2009.

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

As a result of the refinancing, the Company incurred premiums paid on early redemption of debt of $207 million, accelerated amortization of premiums and deferred financing costs of $33 million and other refinancing expenses of $16 million.

In connection with the refinancing, the Company recorded deferred financing costs of $39 million related to the senior credit agreement, which are included in noncurrent Other assets on the consolidated balance sheets and are being amortized over the term of the new senior credit agreement. The deferred financing costs consist of $23 million of costs incurred to acquire the new senior credit agreement and $16 million of debt issue costs existing prior to the refinancing.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization of deferred financing costs, which is classified in Interest expense, of $7 million, $7 million, and $8 million, respectively. As of December 31, 2009 and 2008, respectively, the Company had $27 million and $32 million of net deferred financing costs.

Principal payments scheduled to be made on the Company’s debt, including short-term borrowings, are as follows:

(In $ millions)

2010	242
2011	89
2012	65
2013	73
2014	2,699
Thereafter	333

Total	3,501

15.	Benefit Obligations

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

The Company sponsors defined benefit pension plans in North America, Europe and Asia. Independent trusts or insurance companies administer the majority of these plans.

The Company sponsors various defined contribution plans in North America, Europe and Asia covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. The Company’s matching contribution to the defined contribution plans are based on specified percentages of employee contributions and aggregated $11 million, $13 million and $12 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company participates in multiemployer defined benefit pension plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit pension plans are based on specified percentages of employee contributions and aggregated $6 million, $7 million and $7 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The following tables set forth the benefit obligations, the fair value of the plan assets and the funded status of the Company’s pension and postretirement benefit plans; and the amounts recognized in the Company’s consolidated financial statements:

	Pension Benefits		Postretirement Benefits
	as of December 31,		as of December 31,
	2009	2008	2009	2008
		(In $ millions)

Change in projected benefit obligation
Projected benefit obligation at beginning of period	3,073	3,264	275	306
Service cost	29	31	1	2
Interest cost	193	195	17	17
Participant contributions	-	-	25	22
Plan amendments	5	-	-	2
Actuarial (gain) loss(1)	230	(107)	12	(14)
Special termination benefits	-	-	-	-
Divestitures	(3)	-	-	-
Settlements	(1)	(19)	-	-
Benefits paid	(222)	(222)	(59)	(58)
Federal subsidy on Medicare Part D	-	-	6	6
Curtailments	(2)	(1)	-	(2)
Foreign currency exchange rate changes	40	(68)	4	(6)
Other	-	-	-	-

Projected benefit obligation at end of period	3,342	3,073	281	275

Change in plan assets
Fair value of plan assets at beginning of period	2,170	2,875	-	-
Actual return on plan assets	306	(448)	-	-
Employer contributions	44	48	34	35
Participant contributions	-	-	25	23
Divestitures	(2)	-	-	-
Settlements	(3)	(22)	-	-
Benefits paid	(222)	(222)	(59)	(58)
Foreign currency exchange rate changes	36	(61)	-	-
Other	-	-	-	-

Fair value of plan assets at end of period	2,329	2,170	-	-

Funded status and net amounts recognized
Plan assets less than benefit obligation	(1,013)	(903)	(281)	(275)
Unrecognized prior service cost	6	1	1	1
Unrecognized actuarial (gain) loss	630	502	(63)	(80)

Net amount recognized in the consolidated balance sheets	(377)	(400)	(343)	(354)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent Other assets	5	8	-	-
Current Other liabilities	(22)	(22)	(27)	(35)
Pension obligations	(996)	(889)	(254)	(240)

Accrued benefit liability	(1,013)	(903)	(281)	(275)

Net actuarial (gain) loss	630	502	(63)	(80)
Prior service (benefit) cost	6	1	1	1

Other comprehensive (income) loss(2)	636	503	(62)	(79)

Net amount recognized in the consolidated balance sheets	(377)	(400)	(343)	(354)

(1)	Primarily relates to change in discount rates.

(2)	Amount shown net of tax of $54 million and $1 million as of December 31, 2009 and 2008, respectively, in the consolidated statements of shareholders’ equity and comprehensive income (loss). See Note 17 for the related tax associated with the pension and postretirement benefit obligations.

The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits		Postretirement Benefits
	as of December 31,		as of December 31,
	2009	2008	2009	2008
		(In percentages)

US plans	85%	86%	90%	91%
International plans	15%	14%	10%	9%

Total	100%	100%	100%	100%

The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits
	as of December 31,
	2009	2008
	(In percentages)

US plans	83%	84%
International plans	17%	16%

Total	100%	100%

A summary of pension plans with projected benefit obligations in excess of plan assets is shown below:

	As of December 31,
	2009	2008
	(In $ millions)

Projected benefit obligation	3,280	2,924
Fair value of plan assets	2,262	2,014

Included in the above table are pension plans with accumulated benefit obligations in excess of plan assets as detailed below:

	As of December 31,
	2009	2008
	(In $ millions)

Accumulated benefit obligation	3,169	2,797
Fair value of plan assets	2,249	1,985

The accumulated benefit obligation for all defined benefit pension plans was $3,218 million and $2,967 million as of December 31, 2009 and 2008, respectively.

The following table sets forth the Company’s net periodic pension cost:

	Pension Benefits			Postretirement Benefits
	Year Ended			Year Ended
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
			(In $ millions)

Service cost	29	31	38	1	1	2
Interest cost	193	195	187	17	17	19
Expected return on plan assets	(207)	(218)	(216)	-	-	-
Amortization of prior service cost	-	-	-	-	-	-
Recognized actuarial (gain) loss	1	1	1	(5)	(4)	(2)
Curtailment (gain) loss	(1)	(2)	(1)	-	-	(1)
Settlement (gain) loss	-	3	(12)	-	-	-
Special termination benefits	2	-	-	-	-	-

Net periodic benefit cost	17	10	(3)	13	14	18

Amortization of the actuarial (gain) loss into net periodic cost in 2010 is expected to be $8 million and $(4) million for pension benefits and postretirement benefits, respectively.

Included in the pension obligations above are accrued liabilities relating to supplemental retirement plans for certain US employees amounting to $235 million and $224 million as of December 31, 2009 and 2008, respectively. Pension expense relating to these plans included in net periodic benefit cost totaled $15 million, $15 million and $14 million for the years ended December 31, 2009, 2008 and 2007, respectively. To fund these obligations, nonqualified trusts were established which hold marketable securities valued at $82 million and $97 million as of December 31, 2009 and 2008, respectively. In addition to holding marketable securities, the nonqualified trusts hold investments in insurance contracts of $66 million and $67 million as of December 31, 2009 and 2008, respectively, which are included in noncurrent Other assets in the consolidated balance sheets.

Valuation

The Company uses the corridor approach in the valuation of its defined benefit plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date for active plan participants or, for retired participants, the average remaining life expectancy.

The following table set forth the principal weighted-average assumptions used to determine benefit obligation:

	Pension Benefits		Postretirement Benefits
	as of December 31,		as of December 31,
	2009	2008	2009	2008
		(In percentages)

Discount rate obligations:
US plans	5.90	6.50	5.50	6.40
International plans	5.41	5.84	5.49	6.11
Combined	5.83	6.41	5.50	6.37
Rate of compensation increase:
US plans	4.00	4.00	N/A	N/A
International plans	2.94	3.24	N/A	N/A
Combined	3.84	3.90	N/A	N/A

The following table set forth the principal weighted-average assumptions used to determine benefit cost:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
	(In percentages)

Discount rate obligations:
US plans	6.50	6.30	5.88	6.40	6.00	5.88
International plans	5.84	5.42	4.70	6.11	5.31	4.80
Combined	6.41	6.16	5.86	6.37	5.93	5.79
Expected return on plan assets:
US plans	8.50	8.50	8.50	N/A	N/A	N/A
International plans	5.29	5.68	6.59	N/A	N/A	N/A
Combined	7.94	8.05	8.20	N/A	N/A	N/A
Rate of compensation increase:
US plans	4.00	4.00	4.00	N/A	N/A	N/A
International plans	3.24	3.15	3.18	N/A	N/A	N/A
Combined	3.90	3.66	3.73	N/A	N/A	N/A

The expected rate of return is assessed annually and is based on long-term relationships among major asset classes and the level of incremental returns that can be earned by the successful implementation of different active investment management strategies. Equity returns are based on estimates of long-term inflation rate, real rate of return, 10-year Treasury bond premium over cash and equity risk premium. Fixed income returns are based on maturity, long-term inflation, real rate of return and credit spreads. The US qualified defined benefit plans’ actual return on assets for the year ended December 31, 2009 was 18% versus an expected long-term rate of asset return assumption of 8.5%.

In the US, the rate used to discount pension and other postretirement benefit plan liabilities was based on a yield curve developed from market data of over 300 Aa-grade non-callable bonds at December 31, 2009. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The Company determines its discount rates in the Euro zone using the iBoxx Euro Corporate AA Bond indices with appropriate adjustments for the duration of the plan obligations. In other international locations, the Company determines its discount rates based on the yields of high quality government bonds with a duration appropriate to the duration of the plan obligations.

On January 1, 2009, the Company’s health care cost trend assumption for US postretirement medical plan’s net periodic benefit cost was 9% for the first year declining 0.5% per year to an ultimate rate of 5%. On January 1, 2008, the Company’s health care cost trend assumption for US postretirement medical plan’s net periodic benefit cost was 9% for the first two years declining 0.5% per year to an ultimate rate of 5%. On January 1, 2007, the health care cost trend rate was 8.5% per year declining 1% per year to an ultimate rate of 5%.

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

Plan Assets

The investment objective for the plans are to earn, over moving twenty-year periods, the long-term expected rate of return, net of investment fees and transaction costs, to satisfy the benefit obligations of the plan, while at the same time maintaining sufficient liquidity to pay benefit obligations and proper expenses, and meet any other cash needs, in the short- to medium-term.

The following tables set forth the weighted average target asset allocations for the Company’s pension plans:

Asset Category — US	2010

US equity securities	26%
Global equity	20%
High yield fixed income/other	4%
Liability hedging bonds	50%

Total	100%

Asset Category — International	2010

Equity securities	21%
Debt securities	73%
Real estate and other	6%

Total	100%

The equity and debt securities objectives are to provide diversified exposure across the US and Global equity markets and to manage the plan’s risks and returns through the use of multiple managers and strategies. The fixed income portfolio objectives are to hedge a portion of the interest rate risks associated with the plan’s funding target liabilities. The goal of the liability hedging bond is to reduce surplus volatility and provide a liquidity reserve for paying off benefits. The strategy is designed to reduce liability-related interest rate risk by investing in bonds that match the duration and credit quality of the projected plan liabilities. Derivatives based strategies may be used to improve the effectiveness of the hedges. Other types of investments include investments in real estate and insurance contracts that follow several different strategies.

As discussed in Note 3, the Company adopted certain provisions of FASB ASC Topic 715-20-50 on January 1, 2009. FASB ASC Topic 715-20-50 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period using the framework established under FASB ASC Topic 820, Fair Value Measurements and Disclosures. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The three levels of inputs used to measure fair value are as follows:

Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 — inputs that are unobservable in the marketplace and significant to the valuation

The Company’s defined benefit plan assets are measured at fair value on a recurring basis and include the following items:

Cash and Cash Equivalents:  Foreign and domestic currencies as well as short term securities are valued at cost plus accrued interest, which approximates fair value.

Common/Collective Trusts:  Composed of various funds whose diversified portfolio is comprised of foreign and domestic equities, fixed income securities, and short term investments. Investments are valued at the net asset value of units held by the plan at year-end.

Corporate stock and government and corporate debt:  Valued at the closing price reported on the active market in which the individual securities are traded. Automated quotes are provided by multiple pricing services and validated by the plan custodian. These securities are traded on exchanges as well as in the over the counter market.

Registered Investment Companies:  Composed of various mutual funds and other investment companies whose diversified portfolio is comprised of foreign and domestic equities, fixed income securities, and short term investments. Investments are valued at the net asset value of units held by the plan at year-end.

Mortgage Backed Securities:  Fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets. Mortgage Backed Securities are traded in the over the counter broker/dealer market.

Derivatives:  Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps, foreign currency forwards and swaps, and options are observable in the active markets and are classified as Level 2 in the hierarchy.

Insurance contracts:  Valued at contributions made, plus earnings, less participant withdrawals and administrative expenses, which approximates fair value.

The following table sets forth the fair values of the Company’s pension plans assets as of December 31, 2009:

	Fair Value Measurement Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In $ millions)

Assets
Cash & cash equivalents	2	-	-	2
Collateralized mortgage obligations	-	16	-	16
Common/collective trusts	-	210	19	229
Corporate debt	-	831	-	831
Corporate stock-common & preferred	522	-	-	522
Derivatives	14	244	-	258
Government debt
Treasuries, other debt	88	212	-	300
Mortgage backed securities	-	53	-	53
Real estate	-	7	-	7
Registered investment companies	-	298	-	298
Short-term investments	-	65	-	65
Other	3	-	-	3
Insurance contracts	-	28	-	28

Total assets	629	1,964	19	2,612

Liabilities
Derivatives	(15)	(268)	-	(283)
Total liabilities	(15)	(268)	-	(283)

Total net assets	614	1,696	19	2,329

The Company’s Level 3 investment in common/collective trusts was valued using significant unobservable inputs. Inputs to this valuation include characteristics and quantitative data relating to the asset, investment cost, position size, liquidity, current financial condition of the company and other relevant market data. The following table sets forth fair value measurements using significant unobservable inputs:

Common/Collective Trust
(In $ millions)

Balance, beginning of period	7
Unrealized gains (losses)	10
Purchases, sales, issuances and settlements, net	2

Balance, end of period	19

The financial objectives of the qualified pension plans are established in conjunction with a comprehensive review of each plan’s liability structure. The Company’s asset allocation policy is based on detailed asset/liability analyses. In developing investment policy and financial goals, consideration is given to each plan’s demographics, the returns and risks associated with alternative investment strategies and the current and projected cash, expense and funding ratios of each plan. Investment policies must also comply with local statutory requirements as determined by each country. A formal asset/liability study of each plan is undertaken every 3 to 5 years or whenever there has been a material change in plan demographics, benefit structure or funding status and investment market. The Company has adopted a long-term investment horizon such that the risk and duration of investment losses are weighed against the long-term potential for appreciation of assets. Although there cannot be complete assurance that these objectives will be realized, it is believed that the likelihood for their realization is reasonably high, based upon the asset allocation chosen and the historical and expected performance of the asset classes utilized by the plans. The intent is for investments to be broadly diversified across asset classes, investment styles, market sectors, investment managers, developed and emerging markets and securities in order to moderate portfolio volatility and risk. Investments may be in separate accounts, commingled trusts, mutual funds and other pooled asset portfolios provided they all conform to fiduciary standards.

External investment managers are hired to manage pension assets. Investment consultants assist with the screening process for each new manager hired. Over the long-term, the investment portfolio is expected to earn returns that exceed a composite of market indices that are weighted to match each plan’s target asset allocation. The portfolio return should also (over the long-term) meet or exceed the return used for actuarial calculations in order to meet the future needs of each plan.

Employer contributions for pension benefits and postretirement benefits are preliminarily estimated to be $46 million and $27 million, respectively, in 2010. The table below reflects pension benefits expected to be paid from the plan or from the Company’s assets. The postretirement benefits represent the Company’s share of the benefit cost.

		Postretirement
		Benefit
	Pension		Expected
	Benefit		Federal
	Payments(1)	Payments	Subsidy
		(In $ millions)

2010	224	61	7
2011	222	63	7
2012	221	64	7
2013	223	65	8
2014	224	66	3
2015-2019	1,187	332	13

(1)	Payments are expected to be made primarily from plan assets.

Other Obligations

The following table represents additional benefit liabilities and other similar obligations:

	As of December 31,
	2009	2008
	(In $ millions)

Long-term disability	30	33
Other	8	5

Total	38	38

16.	Environmental

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

For the years ended December 31, 2009, 2008 and 2007, the Company’s expenditures, including expenditures for legal compliance, internal environmental initiatives and remediation of active, orphan, divested and US Superfund sites (as defined below) were $78 million, $78 million, and $83 million, respectively. The Company’s capital project-related environmental expenditures for the years ended December 31, 2009, 2008 and 2007 were $22 million, $13 million, and $14 million, respectively. Environmental reserves for remediation matters were $106 million and $98 million as of December 31, 2009 and 2008, respectively, which represents the Company’s best estimate of its liability.

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

For the years ended December 31, 2009, 2008 and 2007, the total remediation efforts charged to Cost of sales in the consolidated statements of operations were $9 million, $3 million and $4 million, respectively. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

The Company did not record any insurance recoveries related to these matters for the reported periods and there are no receivables for insurance recoveries as of December 31, 2009. As of December 31, 2009 and 2008, there were receivables of $9 million and $9 million, respectively, from the former owner APL, which was acquired in 2007 (see Note 4).

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

The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ partnership. In view of this potential obligation to eliminate residual contamination, the InfraServs, primarily relating to equity and cost affiliates which are not consolidated by the Company, have reserves of $94 million and $84 million as of December 31, 2009 and 2008, respectively.

If an InfraServ partner defaults on its respective indemnification obligations to eliminate residual contamination, the owners of the remaining participation in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServs or their owners, these liabilities are to be borne by the Company in accordance with the demerger agreement. However, Hoechst, and its legal successors, will reimburse the Company for two-thirds of any such costs. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on several sites that were not transferred to InfraServ companies, in which case Hoechst, and its legal successors, must also reimburse the Company for two-thirds of any costs so incurred. The German InfraServs are owned partially by the Company, as noted below, and the remaining ownership is held by various other companies. The Company’s ownership interest and environmental liability participation percentages for such liabilities which cannot be attributed to an InfraServ partner were as follows as of December 31, 2009:

Company	Ownership %	Liability %

InfraServ GmbH & Co. Gendorf KG	39%	10%
InfraServ GmbH & Co. Knapsack KG	27%	22%
InfraServ GmbH & Co. Hoechst KG	32%	40%
InfraServ GmbH & Co. Wiesbaden KG	8%	0%
InfraServ Verwaltungs GmbH	100%	0%

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

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company will join with other PRPs to sign joint defense agreements that will settle, among PRPs, each party’s percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available. As of December 31, 2009 and 2008, the Company had provisions totaling $10 million and $11 million, respectively, for US Superfund sites and utilized $1 million, $2 million and $1 million of these reserves during the years ended December 31, 2009, 2008 and 2007, respectively. Additional provisions and adjustments recorded during the years ended December 31, 2009, 2008 and 2007 approximately offset these expenditures.

Hoechst Liabilities

In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for the first €250 million of future remediation liabilities for environmental damages arising from 19 specified divested Hoechst entities. As of December 31, 2009 and 2008, reserves of $32 million and $27 million, respectively, for these matters are included as a component of the total environmental reserves. As of December 31, 2009 and 2008, the Company, has made total cumulative payments of $51 million and $48 million, respectively. If such future liabilities exceed €250 million, Hoechst, and its legal successors, will bear such excess up to an additional €500 million. Thereafter, the Company will bear one-third and Hoechst, and its legal successors, will bear two-thirds of any further environmental remediation liabilities. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under this indemnification, the Company has not recognized any liabilities relative to this indemnification.

17.	Shareholders’ Equity

Preferred Stock

The Company has $240 million aggregate liquidation preference of outstanding 4.25% convertible perpetual preferred stock (“Preferred Stock”). Holders of the Preferred Stock are entitled to receive, when, as and if, declared by the Company’s Board of Directors, out of funds legally available, cash dividends at the rate of 4.25% per annum of liquidation preference, payable quarterly in arrears, commencing on May 1, 2005. Dividends on the Preferred Stock are cumulative from the date of initial issuance. Accumulated but unpaid dividends accumulate at an annual rate of 4.25%. The Preferred Stock is convertible, at the option of the holder, at any time into approximately 1.26 shares of Series A common stock, subject to adjustments, per $25.00 liquidation preference of Preferred Stock and upon conversion will be recorded in the consolidated statements of shareholders’ equity and comprehensive income (loss). On February 1, 2010, the Company announced its intention to redeem its Preferred Stock (Note 31).

During 2009, 2008 and 2007, the Company declared and paid $10 million of cash dividends in each period on its Preferred Stock.

Dividends

The Company’s Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company’s Series A common stock at an annual rate of $0.16 per share unless the Company’s Board of Directors, in its sole discretion, determines otherwise. Further, such dividends payable to holders of the Company’s Series A common stock cannot be declared or paid nor can any funds be set aside for the payment thereof, unless the Company has paid or set aside funds for the payment of all accumulated and unpaid dividends with respect to the shares of the Company’s Preferred Stock, as described above. Additionally, the amount available to pay cash dividends is restricted by the Company’s senior credit agreement.

During 2009, 2008 and 2007, the Company declared and paid cash dividends of $23 million, $24 million and $25 million, respectively, to holders of its Series A common stock.

Treasury Stock

In conjunction with the April 2007 debt refinancing (Note 14), the Company, through its wholly-owned subsidiary Celanese International Holdings Luxembourg S.à.r.l. (“CIH”), formerly Celanese Caylux Holdings Luxembourg S.C.A., repurchased 2,021,775 shares of its outstanding Series A common stock in a modified “Dutch Auction” tender offer from public shareholders, which expired on April 3, 2007, at a purchase price of $30.50 per share. The total price paid for these shares was $62 million. The Company also separately purchased, through its wholly-owned subsidiary CIH, 329,011 shares of the Company’s Series A common stock at $30.50 per share from the investment funds associated with The Blackstone Group L.P. The total price paid for these shares was $10 million.

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

These purchases reduced the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method.

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

The components of Accumulated other comprehensive income (loss), net are as follows:

						Accumulated
	Unrealized			Unrealized		Other
	Gain (Loss) on		Foreign	Gain (Loss)	Pension and	Comprehensive
	Marketable		Currency	on Interest	Postretirement	Income
	Securities		Translation	Rate Swaps	Benefits	(Loss), Net
	(In $ millions)

Balance as of December 31, 2006	9		17	4	1	31
Current-period change	17		70	(41)	124	170
Tax benefit (expense)	-		-	-	(4)	(4)

Balance as of December 31, 2007	26		87	(37)	121	197
Current-period change	(23)	(1)	(130)	(79)	(549)	(781)
Tax benefit (expense)	-		-	-	5	5

Balance as of December 31, 2008	3		(43)	(116)	(423)	(579)
Current-period change	(5)		10	23	(150)	(122)
Tax benefit (expense)	2		(5)	(8)	53	42

Balance as of December 31, 2009	-		(38)	(101)	(520)	(659)

(1)	Includes a net reclassification adjustment of ($2) million to the consolidated statements of operations.

18.	Other (Charges) Gains, Net

The components of Other (charges) gains, net are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In $ millions)

Employee termination benefits	(105)	(21)	(32)
Plant/office closures	(17)	(7)	(11)
Deferred compensation triggered by Exit Event (Note 20)	-	-	(74)
Plumbing actions	10	-	4
Insurance recoveries associated with Clear Lake, Texas (Note 30)	6	38	40
Resolution of commercial disputes with a vendor	-	-	31
Asset impairments	(14)	(115)	(9)
Ticona Kelsterbach plant relocation (Note 29)	(16)	(12)	(5)
Sorbates antitrust actions (Note 24)	-	8	-
Other	-	1	(2)

Total	(136)	(108)	(58)

2009

During the first quarter of 2009, the Company began efforts to align production capacity and staffing levels with the Company’s view of an economic environment of prolonged lower demand. For the year ended December 31, 2009, Other charges included employee termination benefits of $40 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, the Company recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the year ended December 31, 2009. The VAM production unit in Cangrejera, Mexico is included in the Company’s Acetyl Intermediates segment.

As a result of the Project of Closure (Note 4), Other charges for the Company included exit costs of $89 million during the year ended December 31, 2009, which consisted of $60 million in employee termination benefits, $17 million of contract termination costs and $12 million of long-lived asset impairment losses related to capitalized costs associated with asset retirement obligations (Note 13). The Pardies, France facility is included in the Acetyl Intermediates segment.

Due to continued declines in demand in automotive and electronic sectors, the Company announced plans to reduce capacity by ceasing polyester polymer production at its Ticona manufacturing plant in Shelby, North Carolina. Other charges for the year ended December 31, 2009 included employee termination benefits of $2 million and long-lived asset impairment losses of $1 million related to this event. The Shelby, North Carolina facility is included in the Advanced Engineered Materials segment.

Other charges for the year ended December 31, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims the Company made related to the unplanned outage of the Company’s Clear Lake, Texas acetic acid facility during 2007, a $9 million decrease in legal reserves for plumbing claims due to the Company’s ongoing assessment of the likely outcome of the plumbing actions and the expiration of the statute of limitation.

2008

Other (charges) gains, net for asset impairments includes long-lived asset impairment losses of $92 million related to the potential closure of the Company’s acetic acid and VAM production facility in Pardies, France, the VAM production unit in Cangrejera, Mexico (which the Company subsequently decided to shut down effective at the end of February 2009) and certain other facilities. Of the $92 million recorded in December 2008, $76 million relates to the Acetyl Intermediates segment and $16 million relates to the Advanced Engineered Materials segment. Consideration of this potential capacity reduction was necessitated by the significant change in the global economic environment and anticipated lower customer demand.

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

For the year ended December 31, 2007, asset impairments included $6 million of goodwill impairment related to the PVOH business.

The changes in the restructuring reserves by business segment are as follows:

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total
	(In $ millions)

Employee Termination Benefits
Reserve as of December 31, 2007	2	5	12	16	2	37
Additions	1	2	1	13	4	21
Cash payments	(1)	(5)	(6)	(12)	(3)	(27)
Currency translation adjustment	-	-	(1)	-	(1)	(2)

Reserve as of December 31, 2008	2	2	6	17	2	29
Additions	12	9	6	66	12	105
Cash payments	(8)	(7)	(9)	(23)	(7)	(54)
Currency translation adjustment	1	-	-	-	-	1

Reserve as of December 31, 2009	7	4	3	60	7	81

Plant/Office Closures
Reserve as of December 31, 2007	1	3	1	2	1	8
Additions	-	-	-	-	-	-
Cash payments	(1)	-	(1)	(2)	-	(4)
Currency translation adjustment	-	(1)	-	-	-	(1)

Reserve as of December 31, 2008	-	2	-	-	1	3
Additions	-	-	-	17	-	17
Transfers	-	(2)	-	-	-	(2)
Cash payments	-	-	-	-	-	-

Reserve as of December 31, 2009	-	-	-	17	1	18

Total	7	4	3	77	8	99

19.	Income Taxes

Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended
	December 31,
	2009	2008	2007
	(In $ millions)

US	294	135	(111)
International	(53)	299	558

Total	241	434	447

The income tax provision (benefit) consists of the following:

	Year Ended
	December 31,
	2009	2008	2007
	(In $ millions)

Current
US	11	62	(9)
International	148	92	163

Total	159	154	154
Deferred
US	(404)	(37)	17
International	2	(54)	(61)

Total	(402)	(91)	(44)

Income tax provision (benefit)	(243)	63	110

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were as follows:

	As of
	December 31,
	2009	2008
	(In $ millions)

Deferred tax assets
Pension and postretirement obligations	361	304
Accrued expenses	195	195
Inventory	10	8
Net operating loss and tax credit carryforwards	375	279
Other	220	192

Subtotal	1,161	978
Valuation allowance	(334)	(652	) (1)

Total	827	326

Deferred tax liabilities
Depreciation and amortization	336	322
Investments	45	41
Other	90	49

Total	471	412

Net deferred tax assets (liabilities)	356	(86)

(1)	Includes deferred tax asset valuation allowances primarily for the Company’s deferred tax assets in the US, Luxembourg, France and Germany, as well as other foreign jurisdictions. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

Since 2004, the Company has maintained a valuation allowance against its US net deferred tax assets. FASB ASC Topic 740, Income Taxes, requires the Company to continually assess all available positive and negative evidence to determine whether it is more likely than not that the net deferred tax assets will be realized. During 2009, the Company concluded that due to cumulative profitability, it is more likely than not that it will realize its net US deferred tax assets with the exception of certain state net operating loss carryforwards. Accordingly, during the year ended December 31, 2009, the Company recorded a deferred tax benefit of $492 million for the release of the beginning-of-the-year US valuation allowance associated with those US net deferred tax assets expected to be realized in 2009 and subsequent years.

For the year ended December 31, 2009, the valuation allowance decreased by $318 million consisting of: (1) income tax benefits, net, of $314 million, (2) an increase of $1 million allocated to Accumulated other comprehensive income, (3) an increase of $11 million related to foreign currency translation adjustments and (4) $16 million of other decreases related to unrecognized tax benefits and other adjustments to deferred taxes. The charge to Accumulated other comprehensive income relates to deferred tax assets associated with the Company’s pension and postretirement obligations. The change in valuation allowance associated with foreign currency translation adjustments is related to changes in deferred tax assets for unrealized foreign exchange gains and losses on effective hedges and on foreign income previously taxed but not yet received in the US. The charge also relates to foreign currency translation adjustments for deferred tax assets recorded in various foreign jurisdictions. The decrease related to unrecognized tax benefits and other adjustments to deferred taxes includes adjustments to temporary differences and net operating loss carryforwards due to changes in uncertain tax positions.

A reconciliation of the significant differences between the US federal statutory tax rate of 35% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended
	December 31,
	2009	2008	2007
	(In $ millions)

Income tax provision computed at US federal statutory tax rate	84	152	156
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(314)	(5)	9
Equity income and dividends	(20)	(17)	8
Expenses not resulting in tax benefits	4	18	38
US tax effect of foreign earnings and dividends	10	(5)	27
Other foreign tax rate differentials (1)	(11)	(84)	(98)
Legislative changes	71	3	(21)
Tax-deductible interest on foreign equity instruments & other related items	(76)	-	(19)
State income taxes and other	9	1	10

Income tax provision (benefit)	(243)	63	110

(1)	Includes impact of earnings from China and Singapore subject to tax holidays which expire between 2008 and 2013 and favorable tax rates in other jurisdictions.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of $2.8 billion as of December 31, 2009 as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The effective tax rate for continuing operations for the year ended December 31, 2009 was (101)% compared to 15% for the year ended December 31, 2008. The effective tax rate for 2009 was favorably impacted by the release of

US valuation allowance, partially offset by lower earnings in jurisdictions participating in tax holidays, increases in valuation allowances on certain foreign net deferred tax assets and the effect of new tax legislation in Mexico.

The Company operates under tax holidays in various countries which are effective through December 2013. In China, one of the Company’s entities has a tax holiday that provided for a zero percent tax rate in 2007 and 2008. For 2009 through 2011, the Company’s tax rate is 50% of the statutory rate, or 12.5% based on the 2009 statutory rate of 25%. In Singapore, one of the Company’s entities has a tax holiday that provides for a zero percent tax rate through 2010. For 2011 through 2013, the Company’s tax rate will be 10% based on the current statutory rate of 17%. The impact of these tax holidays decreased foreign taxes $2 million for the year ended December 31, 2009.

The Corporate Tax Reform Act of 2008 was signed by the German Federal President in August 2007. The Act reduced the Company’s combined corporate statutory tax rate from 40% to 30% while imposing limitations on the deductibility of certain expenses, including interest expense. The Company recognized a tax benefit of $39 million in 2007 related to the statutory rate reduction on its German net deferred tax liabilities.

Mexico enacted the 2008 Fiscal Reform Bill on October 1, 2007. Effective January 1, 2008, the bill repealed the existing asset-based tax and established a dual income tax system consisting of a new minimum flat tax (the “IETU”) and the existing regular income tax system. The IETU system taxes companies on cash basis net income, consisting only of certain specified items of revenue and expense, at a rate of 16.5%, 17% and 17.5% for 2008, 2009 and 2010 forward, respectively. In general, companies must pay the higher of the income tax or the IETU, although unlike the previous asset tax, the IETU is not creditable against future income tax liabilities. The Company has determined that it will primarily be subject to the IETU in future periods, and as such it has recorded tax expense (benefit) of $(5) million, $7 million and $20 million in 2009, 2008 and 2007, respectively, for the tax effects of the IETU system.

On December 7, 2009, Mexico enacted the 2010 Mexican Tax Reform Bill (“Tax Reform Bill”) to be effective January 1, 2010. Under this new legislation, the corporate income tax rate will be temporarily increased from 28% to 30% for 2010 through 2012, then reduced to 29% in 2013, and finally reduced back to 28% in 2014 and future years. These rate changes would impact the Company in the event that it reverts to paying taxes on a regular income tax basis versus an IETU basis. Further, under current law, income tax loss carryforwards reported in the tax consolidation that were not utilized on an individual company basis within 10 years were subject to recapture. The Tax Reform Bill as enacted accelerates this recapture period from 10 years to 5 years and effectively requires payment of taxes even if no benefit was obtained through the tax consolidation regime. Finally, significant modifications were also made to the rules for income taxes previously deferred on intercompany dividends, as well as to income taxes related to differences between consolidated and individual Mexican tax earnings and profits. The estimated income tax impact to the Company of this new legislation at December 31, 2009 is $73 million, payable $12 million in 2010, $14 million in 2012, $12 million in 2013 and $35 million in 2014 and thereafter.

As of December 31, 2009, the Company had US federal net operating loss carryforwards of $41 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2021.

The Company also had foreign net operating loss carryforwards as of December 31, 2009 of $1 billion for Luxembourg, Canada, China, Germany, Mexico and other foreign jurisdictions with various expiration dates. Net operating losses in China have various carryforward periods and begin expiring in 2011. Net operating losses in Luxembourg, Canada and Germany have no expiration date. Net operating losses in Mexico have a ten year carryforward period and began to expire in 2009. However, these losses are not available for use under the new IETU tax regulations in Mexico. As the IETU is the primary system upon which the Company will be subject to tax in future periods, no deferred tax asset has been reflected in the consolidated balance sheets as of December 31, 2009 for these income tax loss carryforwards.

The Company adopted the provisions of FASB ASC Topic 740-10 effective January 1, 2007. FASB ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax benefit is required to meet before being recognized in the financial statements. FASB ASC Topic 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FASB ASC Topic 740-10, the Company increased Retained earnings by $14 million and decreased Goodwill by $2 million as included in the consolidated balance sheets. In addition, certain tax liabilities for unrecognized tax benefits, as well as related potential penalties and interest, were reclassified from current liabilities to noncurrent liabilities. Liabilities for unrecognized tax benefits as of December 31, 2009 relate to various US and foreign jurisdictions.

A reconciliation of the amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008
	(In $ millions)

As of the beginning of the year	195	200
Increases in tax positions for the current year	19	-
Increases in tax positions for prior years	39	7
Decreases in tax positions of prior years	(38)	(10)
Settlements	(7)	(2)

As of the end of the year	208	195

Included in the unrecognized tax benefits as of December 31, 2009 are $208 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2009 and 2008, the Company has recorded a liability of $45 million and $38 million, respectively, for interest and penalties. This amount includes an increase of $7 million and $2 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, $5 million of unrecognized tax benefits are included in current Other liabilities (Note 12).

The Company operates in the US (including multiple state jurisdictions), Germany and approximately 40 other foreign jurisdictions including Canada, China, France, Mexico and Singapore. Examinations are ongoing in a number of those jurisdictions including, most significantly, in Germany for the years 2001 to 2004 and 2005 to 2007. The Company’s US federal income tax returns for 2003 and beyond are open for examination under statute. The US tax years 2006 to 2008 were selected for audit in 2010. Currently, unrecognized tax benefits are not expected to change significantly over the next 12 months.

20.	Stock-Based and Other Management Compensation Plans

In December 2004, the Company approved a stock incentive plan for executive officers, key employees and directors, a deferred compensation plan for executive officers and key employees as well as other management incentive programs.

The stock incentive plan allows for the issuance or delivery of up to 16,250,000 shares of the Company’s Series A common stock through the award of stock options, restricted stock units (“RSUs”) and other stock-based awards as may be approved by the Company’s Compensation Committee of the Board of Directors. At the Company’s discretion under the 2004 incentive plan, the Company has the right to award dividend equivalents on RSU grants which are earned in accordance with the Company’s common stock dividend policy and are reinvested in additional RSUs. Dividend equivalents on these RSUs are forfeited if vesting conditions are not met.

In April 2009, the Company approved a global incentive plan which replaces the Company’s 2004 stock incentive plan. The 2009 global incentive plan enables the Compensation Committee of the Board of Directors to award incentive and nonqualified stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions that provide effective incentive to Company employees (including officers), non-management directors and other service providers. Under the 2009 global incentive plan, the company no longer has the option to grant RSUs with the right to participate in dividends or dividend equivalents.

The maximum number of shares that may be issued under the 2009 global incentive plan is equal to 5,350,000 shares plus (a) any shares of Common Stock that remain available for issuance under the 2004 stock incentive plan (not including any shares of Common Stock that are subject to outstanding awards under the 2004 stock incentive plan or any shares of Common Stock that were issued pursuant to awards under the 2004 stock incentive plan) and (b) any awards under the 2004 stock incentive plan that remain outstanding that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the award to the extent that such award is exercised for or settled in vested and non-forfeitable shares). As of December 31, 2009, a total of 3,812,359 shares remained available for awards under the 2009 stock incentive plan. A total of 7,185,959 and 1,481,886 shares were subject to outstanding awards under the 2004 stock incentive plan and 2009 global incentive plan, respectively.

Deferred Compensation

The 2004 deferred compensation plan provides an aggregate maximum amount payable of $196 million. The initial component of the deferred compensation plan vested in 2004 and was paid in the first quarter of 2005. In May 2007, the Original Shareholders sold their remaining equity interest in the Company triggering an Exit Event, as defined by the plan. Cash compensation of $74 million, representing the participants’ 2005 and 2006 contingent benefits, was paid to the participants during the year ended December 31, 2007. Participants continuing in the 2004 deferred compensation plan (see below for discussion regarding certain participant’s decision to participate in a revised program) continue to vest in their 2008 and 2009 time-based and performance-based entitlements as defined in the deferred compensation plan. During the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense of $1 million, $3 million and $84 million, respectively, associated with this plan. As of December 31, 2009, there was no deferred compensation payable remaining associated with this plan.

On April 2, 2007, certain participants in the Company’s deferred compensation plan elected to participate in a revised program, which includes both cash awards and restricted stock units (see Restricted Stock Units below). Under the revised program, participants relinquished their cash awards of up to $30 million that would have contingently accrued from 2007-2009 under the original plan. In lieu of these awards, the revised deferred compensation program provides for a future cash award in an amount equal to 90% of the maximum potential payout under the original plan, plus growth pursuant to one of three participant-selected notional investment vehicles, as defined in the associated agreements. Participants must remain employed through 2010 to vest in the new award. The Company will recognize expense through December 31, 2010 and make award payments under the revised program in the first quarter of 2011, unless participants elect to further defer the payment of their individual awards. Based on participation in the revised program, the Company expensed $10 million, $8 million and $6 million during the years ended December 31, 2009, 2008 and 2007, respectively, related to the revised program.

In December 2007, the Company adopted a deferred compensation plan whereby certain of the Company’s senior employees and directors were offered the opportunity to defer a portion of their compensation in exchange for a future payment amount equal to their deferments plus or minus certain amounts based upon the market performance of specified measurement funds selected by the participant. Participants are required to make deferral elections under the plan prior to January 1 of the year such deferrals will be withheld from their compensation. The Company expensed less than $1 million and $1 million during the years ended December 31, 2009 and 2008, respectively, related to this plan.

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

In December 2008, the Company granted time-vesting cash awards of $22 million to the Company’s executive officers and certain other key employees. Each award of cash vests 30% on October 14, 2009, 30% on October 14, 2010 and 40% on October 14, 2011. In its sole discretion, the compensation committee of the Board of Directors may at any time convert all or a portion of the cash award to an award of time-vesting restricted stock units. The liability cash awards are being accrued and expensed over the term of the agreements outlined above. During the year ended December 31, 2009, less than $1 million was paid to participants who left the Company. In October

2009, the Company paid cash awards totaling $6 million to active employees, representing 30% of the remaining outstanding cash awards. During the years ended December 31, 2009 and 2008, the Company expensed $7 million and less than $1 million, respectively, related to the cash awards.

Stock Options

The Company has a stock-based compensation plan that makes awards of stock options to the Company’s executives and certain employees. It is the Company’s policy to grant options with an exercise price equal to the average of the high and low price of the Company’s Series A common stock on the grant date. The options issued have a ten-year term and vest on a graded basis over periods ranging from one to five years. The estimated value of the Company’s stock-based awards less expected forfeitures is recognized over the awards’ respective vesting period on a straight-line basis.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	1.90%	3.30%	4.60%
Estimated life in years	5.20	7.70	6.80
Dividend yield	0.96%	0.38%	0.42%
Volatility	54.30%	31.40%	27.50%

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on the Company’s historical volatilities. When establishing the expected life assumptions, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

A summary of changes in stock options outstanding is as follows:

	Year Ended December 31, 2009
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	(In millions)	(In $)	(In years)	(In $ millions)

As of December 31, 2008	7.0	19.35
Granted	0.1	17.17
Exercised	(0.8)	17.79
Forfeited	(0.3)	34.06

As of December 31, 2009	6.0	19.01	5.6	79

Options exercisable at end of year	5.0	17.09	5.3	75

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008, and 2007 was $7.46, $16.78, and $14.42, respectively, per option. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $9 million, $27 million, and $84 million, respectively. As of December 31, 2009, the Company had approximately $7 million of total unrecognized compensation expense related to stock options, excluding estimated forfeitures, to be recognized over the remaining vesting periods of the options. Cash received from stock option exercises was $14 million, $18 million, and $69 million during the years ended December 31, 2009, 2008, and 2007, respectively. There was no tax benefit realized from stock option exercises during the year ended December 31, 2009. During the year ended December 31, 2008 the Company reversed $8 million of the $19 million tax benefit that was realized during the year ended December 31, 2007.

During 2009, the Company extended the contractual life of 4 million fully vested share options held by 6 employees. As a result of that modification, the Company recognized additional compensation expense of $1 million for the year ended December 31, 2009.

Restricted Stock Units (“RSUs”)

Performance-based RSUs. The Company grants performance-based RSUs to the Company’s executive officers and certain employees once per year. The Company may also grant performance-based RSUs to certain new employees or to employees who assume positions of increasing responsibility at the time those events occur. The number of performance-based RSUs that ultimately vest is dependent on one or both of the following as per the terms of the specific award agreement: The achievement of 1) internal profitability targets (performance condition) and 2) market performance targets measured by the comparison of the Company’s stock performance versus a defined peer group (market condition).

The performance-based RSUs generally cliff-vest during the Company’s quarter-end September 30 black-out period three years from the date of grant. The ultimate number of shares of the Company’s Series A common stock issued will range from zero to stretch, with stretch defined individually under each award, net of personal income taxes withheld. The market condition is factored into the estimated fair value per unit and compensation expense for each award will be based on the probability of achieving internal profitability targets, as applicable, and recognized on a straight-line basis over the term of the respective grant, less estimated forfeitures. For performance-based RSUs granted without a performance condition, compensation expense is based on the fair value per unit recognized on a straight-line basis over the term of the grant, less estimated forfeitures.

In April 2007, the Company granted performance-based RSUs to certain employees that vest annually in equal tranches beginning October 1, 2008 through October 1, 2011 and include a market condition. The performance-based RSUs awarded include a catch-up provision that provides for an additional year of vesting of previously unvested amounts, subject to certain maximums. Compensation expense is based on the fair value per unit recognized on a straight-line basis over the term of the grant, less estimated forfeitures.

A summary of changes in performance-based RSUs outstanding is as follows:

		Weighted
	Number of	Average
	Units	Fair Value
	(In thousands)	(In $)

Nonvested at December 31, 2008	1,188	19.65
Granted	420	38.16
Vested	(79)	21.30
Forfeited	(114)	17.28

Nonvested at December 31, 2009	1,415	25.24

The fair value of shares vested for performance-based RSUs during the years ended December 31, 2009 and 2008 was $2 million and $3 million, respectively. There were no vestings that occurred during the year ended December 31, 2007.

Fair value for the Company’s performance-based RSUs was estimated at the grant date using a Monte Carlo simulation approach. Monte Carlo simulation was utilized to randomly generate future stock returns for the Company and each company in the defined peer group for each grant based on company-specific dividend yields, volatilities and stock return correlations. These returns were used to calculate future performance-based RSU vesting percentages and the simulated values of the vested performance-based RSUs were then discounted to present value using a risk-free rate, yielding the expected value of these performance-based RSUs.

The range of assumptions used in the Monte Carlo simulation approach is outlined in the following table:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	1.11%	1.05%	4.53 - 4.55%
Dividend yield	0.00 - 4.64%	0.00 - 12.71%	0.00 - 2.76%
Volatility	25 - 75%	20 - 70%	20 - 45%

In December 2008, the Company granted 200,000 performance units to be settled in cash to the Company’s Chief Executive Officer. The terms of the performance units are substantially similar to the performance-based RSUs granted in December 2008 and include a performance condition and a market condition. The value of the performance units is equivalent to the value of one share of the Company’s Series A common stock and any amounts that may vest under the performance unit award agreement are to be settled in cash rather than shares of the Company’s Series A common stock. The compensation committee of the Board of Directors may elect to convert all or any portion of the performance units award to an award of an equivalent value of performance-based RSUs.

Time-based RSUs. The Company grants non-employee Directors time-based RSUs annually that generally vest one year after grant. The fair value of the time-based RSUs is equal to the closing price of the Company’s Series A common stock on the grant date.

The Company also grants time-based RSUs to the Company’s executives and certain employees that vest ratably over time intervals ranging from two to four years. The fair value of the time-based RSUs is equal to the average of the high and low price of the Company’s Series A common stock on the grant date.

A summary of changes in time-based RSUs outstanding is as follows:

	Employee Time-based RSUs		Director Time-Based RSUs
		Weighted		Weighted
	Number of	Average	Number of	Average
	Units	Fair Value	Units	Fair Value
	(In thousands)	(In $)	(In thousands)	(In $)

Nonvested at December 31, 2008	105	39.34	15	44.02
Granted	421	23.13	41	16.58
Vested	(23)	37.60	(15)	44.02
Forfeited	(1)	39.53	-	-

Nonvested at December 31, 2009	502	25.57	41	16.58

As of December 31, 2009, there was approximately $35 million of unrecognized compensation cost related to RSUs, excluding estimated forfeitures, which will be amortized on a straight-line basis over the remaining vesting periods. The fair value of shares vested for time-based RSUs during the years ended December 31, 2009 and 2008 was $2 million and $1 million, respectively. No RSUs vested during the year ended December 31, 2007.

21.	Leases

Total rent expense charged to operations under all operating leases was $148 million, $141 million and $122 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under non-

cancelable rental and lease agreements which have initial or remaining terms in excess of one year as of December 31, 2009 are as follows:

	Capital	Operating
	(In $ millions)

2010	63	50
2011	39	36
2012	38	31
2013	35	24
2014	35	16
Later years	276	46
Sublease income	-	(29)

Minimum lease commitments	486	174

Less amounts representing interest	244

Present value of net minimum lease obligations	242

The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

22.	Derivative Financial Instruments

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

In March 2007, in anticipation of the April 2007 debt refinancing, the Company entered into various US dollar and Euro interest rate swap agreements, which became effective on April 2, 2007, with notional amounts of $1.6 billion and €150 million, respectively. The notional amount of the $1.6 billion US dollar interest rate swaps decreased by $400 million effective January 2, 2008 and decreased by another $200 million effective January 2, 2009. To offset the declines, the Company entered into US dollar interest rate swaps with a combined notional amount of $400 million which became effective on January 2, 2008 and an additional US dollar interest rate swap with a notional amount of $200 million which became effective April 2, 2009. The notional amount of the interest rate swaps decreased by $100 million effective January 4, 2010. No new swaps were entered into to offset the declines.

The Company recognized interest (expense) income from hedging activities relating to interest rate swaps of ($63) million, ($18) million and $6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded a net loss of $0 million for the year ended December 31, 2009 and less than $1 million for each of the years ended December 31, 2008 and 2007, to Other income (expense), net in the consolidated statements of operations for the ineffective portion of the interest rate swap agreements. The Company recorded an unrealized gain (loss) on interest rate swaps of $15 million and ($79) million during the years ended December 31, 2009 and 2008, respectively.

Foreign Exchange Risk Management

Certain entities have receivables and payables denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. Through these instruments, the Company mitigates its foreign currency exposure on transactions with third party entities as well as intercompany transactions. The currently outstanding foreign currency contracts are hedging booked exposure, however the Company may from time to time hedge its currency exposure related to forecasted transactions. Forward contracts are not designated as hedges under FASB ASC Topic 815.

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

2010 Maturity
(In $ millions)

Currency
Euro	(372)
British pound sterling	(90)
Chinese renminbi	(200)
Mexican peso	(5)
Singapore dollar	27
Canadian dollar	(48)
Japanese yen	8
Brazilian real	(11)
Swedish krona	15
Other	(1)

Total	(677)

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

The effective portion of the gain (loss) on the derivative (cross currency swaps) is recorded in Accumulated other comprehensive income (loss), net. For the years ended December 31, 2009, 2008 and 2007, the amount charged to

Accumulated other comprehensive income (loss), net was $0 million, $(19) million and $(19) million, respectively. The gain (loss) related to items excluded from the assessment of hedge effectiveness of the cross currency swaps are recorded to Other income (expense), net in the consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, the amount charged to Other income (expense), net in the consolidated statements of operations was $0 million, $1 million and $(6) million, respectively.

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The Company manages its exposure primarily through the use of long-term supply agreements and derivative instruments. The Company regularly assesses its practice of purchasing a portion of its commodity requirements forward and utilization of other raw material hedging instruments, in addition to forward purchase contracts, in accordance with changes in market conditions. Forward purchases and swap contracts for raw materials are principally settled through actual delivery of the physical commodity. For qualifying contracts, the Company has elected to apply the normal purchases and normal sales exception of FASB ASC Topic 815, as it was probable at the inception and throughout the term of the contract that they would not settle net and would result in physical delivery. As such, realized gains and losses on these contracts are included in the cost of the commodity upon the settlement of the contract.

In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the consolidated statements of operations. The Company recognized no gain or loss from these types of contracts during the years ended December 31, 2009 and 2008 and less than $1 million during the year ended December 31, 2007. As of December 31, 2009, the Company did not have any open financial derivative contracts for commodities.

The following table presents information regarding changes in the fair value of the Company’s derivative arrangements:

	Year ended December 31, 2009
	Gain (Loss)
	Recognized
	in Other	Gain (Loss)
	Comprehensive	Recognized
	Income	in Income
	(In $ millions)

Derivatives designated as cash flow hedging instruments
Interest rate swaps	(40)	(63	) (1)
Derivatives designated as net investment hedging instruments
Euro-denominated term loan	—	—
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	(20)

Total	(40)	(83)

(1)	Amount represents reclassification from Accumulated other comprehensive income and is classified as interest expense in the consolidated statement of operations.

See Note 23, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.

23.	Fair Value Measurements

As discussed in Note 2, the Company adopted certain provisions of FASB ASC Topic 820 on January 1, 2008 and 2009. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 — inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC Topic 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Company’s financial assets and liabilities are measured at fair value on a recurring basis and include marketable securities and derivative financial instruments. Marketable securities include US government and corporate bonds, mortgage-backed securities and equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.

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

Derivative Financial Instruments. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the hierarchy.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
	(In $ millions)

Marketable securities, at fair value
US government debt securities	—	28	28
US corporate debt securities	—	1	1
Equity securities	52	—	52
Money market deposits and other securities	—	2	2
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	12	12(1)

Total assets as of December 31, 2009	52	43	95

Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(68)	(68	) (2)
Interest rate swaps	—	(44)	(44	) (3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	(7)	(7	) (2)

Total liabilities as of December 31, 2009	—	(119)	(119)

Marketable securities
US government debt securities	—	52	52
US corporate debt securities	—	3	3
Equity securities	42	—	42
Money market deposits and other securities	—	3	3
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	54	54	(1)

Total assets as of December 31, 2008	42	112	154

Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(42)	(42	) (2)
Interest rate swaps	—	(76)	(76	) (3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	(25)	(25	) (2)

Total liabilities as of December 31, 2008	—	(143)	(143)

(1)	Included in current Other assets in the consolidated balance sheets.

(2)	Included in current Other liabilities in the consolidated balance sheets.

(3)	Included in noncurrent Other liabilities in the consolidated balance sheets.

Summarized below are the carrying values and estimated fair values of financial instruments that are not carried at fair value on the Company’s consolidated balance sheets:

	As of December 31,		As of December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In $ millions)

Cost investments	183	—	184	—
Insurance contracts in nonqualified pension trusts	66	66	67	67
Long-term debt, including current installments of long-term debt	3,361	3,246	3,381	2,404

In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of December 31, 2009 and 2008, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.

The fair value of long-term debt is based on valuations from third-party banks and market quotations.

24.	Commitments and Contingencies

The Company is involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, antitrust, intellectual property, workers’ compensation, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, the Company is actively defending those matters where the Company is named as a defendant. Additionally, the Company believes, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation and claims will not have a material adverse effect on the financial position of the Company; however, the ultimate outcome of any given matter may have a material impact on the results of operations or cash flows of the Company in any given reporting period.

Plumbing Actions

CNA Holdings LLC. (“CNA Holdings”), a US subsidiary of the Company, which included the US business now conducted by the Ticona business which is included in the Advanced Engineered Materials segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona’s acetal copolymer in similar applications, CNA Holdings does not believe Ticona’s acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings’ potential future exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site-built homes during 1986 and in manufactured homes during 1990.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements that called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlement, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. As of December 31, 2009, the aggregate funding is $1,109 million, due to additional contributions and funding commitments made primarily by other parties.

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

As of December 31, 2009, the Company had remaining accruals of $55 million, of which $1 million is included in current Other liabilities in the consolidated balance sheets. As of December 31, 2008, the Company had remaining accruals of $64 million, of which $2 million was included in current Other liabilities in the consolidated balance sheets.

The Company reached settlements with CNA Holdings’ insurers specifying their responsibility for these claims. During the year ended December 31, 2007, the Company received $23 million of insurance proceeds from various CNA Holdings’ insurers as full satisfaction for their responsibility for these claims. During the year ended December 31, 2008, the Company received less than $1 million from insurers. During the year ended December 31, 2009, the Company recognized a $9 million decrease in legal reserves for plumbing claims due to the Company’s ongoing assessment of the likely outcome of the plumbing actions and the expiration of the statute of limitation.

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

Based on the advice of external counsel and a review of the existing facts and circumstances relating to the sorbates antitrust matters, including the settlement of the European Union’s investigation, as well as civil claims filed and settled, the Company released its accruals related to the settled sorbates antitrust matters and the indemnification receivables resulting in a gain of $8 million, net, included in Other (charges) gains, net, in the consolidated statements of operations for the year ended December 31, 2008.

In addition, in 2004 a civil antitrust action styled Freeman Industries LLC v. Eastman Chemical Co., et. al. was filed against Hoechst and Nutrinova, Inc. in the Law Court for Sullivan County in Kingsport, Tennessee. The plaintiff sought monetary damages and other relief for alleged conduct involving the sorbates industry. The trial court dismissed the plaintiff’s claims and upon appeal the Supreme Court of Tennessee affirmed the dismissal of the plaintiff’s claims. In December 2005, the plaintiff lost an attempt to amend its complaint and the entire action was dismissed with prejudice. Plaintiff’s counsel subsequently filed a new complaint with new class representatives in the District Court of the District of Tennessee. The Company’s motion to strike the class allegations was granted in April 2008 and the plaintiff’s request to appeal the ruling remains pending.

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

In 1998, HCC sold its polyester staple business as part of the sale of its Film & Fibers Division to KoSa B.V., f/k/a Arteva B.V. and a subsidiary of Koch Industries, Inc. (“KoSa”). In March 2001 the US Department of Justice (“DOJ”) commenced an investigation of possible price fixing regarding sales in the US of polyester staple fibers after the period the Celanese Entities were engaged in the polyester staple fiber business. The Celanese Entities were never named in these DOJ actions. As a result of the DOJ action, during August of 2002, Arteva Specialties, S.a.r.l., a subsidiary of KoSa, (“Arteva Specialties”) pled guilty to criminal violation of the Sherman Act related to anti-competitive conduct occurring after the 1998 sale of the polyester staple fiber business and paid a fine of $29 million. In a complaint pending against the Celanese Entities and Hoechst in the United States District Court for the Southern District of New York, Koch Industries, Inc., KoSa, Arteva Specialties and Arteva Services S.a.r.l. seek damages in excess of $371 million that includes indemnification for all damages related to the defendants’ alleged participation in, and failure to disclose, the alleged conspiracy during due diligence. The Company is actively defending this matter.

Acetic Acid Patent Infringement Matters

On May 9, 1999, Celanese International Corporation filed a private criminal action styled Celanese International Corporation v. China Petrochemical Development Corporation against China Petrochemical Development Corporation (“CPDC”) in the Taiwan Kaoshiung District Court alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief that, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data that was reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, the District Court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest) for the period of 1995 through 1999. In October 2008, the High Court, on appeal, reversed the District Court’s $28 million award to the Company. The Company appealed to the Superior Court in November 2008, and the court remanded the case to the Intellectual Property Court on June 4, 2009. On January 16, 2006, the District Court awarded Celanese International Corporation $800,000 (plus interest) for the year 1990. In January 2009, the High Court, on appeal, affirmed the District Court’s award and CPDC appealed on February 5, 2009 to the Supreme Court. On June 29, 2007, the District Court awarded Celanese International Corporation $60 million (plus interest) for the period of 2000 through 2005. CPDC appealed this ruling and on July 21, 2009, the High Court ruled in CPDC’s favor. The Company appealed to the Supreme Court and in December 2009, the case was remanded to the Intellectual Property Court.

Asbestos Claims

As of December 31, 2009, Celanese Ltd. and/or CNA Holdings, Inc., both US subsidiaries of the Company, are defendants in approximately 526 asbestos cases. During the year ended December 31, 2009, 56 new cases were filed against the Company, 90 cases were resolved, and 1 case was added after further analysis by outside counsel. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is no material exposure related to these matters.

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

The Domination Agreement was terminated by the Purchaser in the ordinary course of business effective December 31, 2009. The Company’s subsidiaries, CIH and Celanese US, have each agreed to provide the Purchaser with financing to strengthen the Purchaser’s ability to fulfill its obligations under, or in connection with, the Domination Agreement and to ensure that the Purchaser will perform all of its obligations under, or in connection with, the Domination Agreement when such obligations become due, including, without limitation, the obligation to compensate Celanese GmbH for any statutory annual loss incurred by Celanese GmbH during the term of the Domination Agreement. If CIH and/or Celanese US are obligated to make payments under such guarantees or other security to the Purchaser, the Company may not have sufficient funds for payments on its indebtedness when due. The Company has not had to compensate Celanese GmbH for an annual loss for any period during which the Domination Agreement has been in effect. Due to the termination of the Domination Agreement there will be no obligation by the Purchaser to compensate Celanese GmbH for any losses incurred after December 31, 2009.

Award Proceedings in relation to Domination Agreement and Squeeze Out

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement as well as the Squeeze-Out compensation are under court review in two separate special award proceedings. The amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement may be increased in special award proceedings initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to the Company. As of March 30, 2005, several minority shareholders of Celanese GmbH had initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. The court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. Thirty-three plaintiffs appealed the dismissal, and in January 2006, twenty-three of these appeals were granted by the court. They were remanded back to the court of first instance, where the valuation will be further reviewed. On December 12, 2006, the court of first instance appointed an expert to help determine the value of Celanese GmbH. In the first quarter of 2007, certain minority shareholders that received €66.99 per share as fair cash compensation also filed award proceedings challenging the amount they received as fair cash compensation.

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

Should the court set a higher value for the Squeeze-Out compensation, former Celanese GmbH shareholders who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out are entitled, pursuant to a settlement agreement between the Purchaser and certain former Celanese GmbH shareholders, to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings. Payments these shareholders already received as compensation for their shares will be offset so that those shareholders who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.

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

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $32 million and $27 million as of December 31, 2009 and 2008, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification as it is not probable or estimable. The Company has not made any payments to Hoechst or its legal successors during the years ended December 31, 2009 and 2008, respectively, in connection with this indemnification.

• Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk. As of December 31, 2009 and 2008, the Company has reserves in the aggregate of $32 million and $33 million, respectively, for these matters.

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $1.9 billion as of December 31, 2009. Other agreements do not provide for any monetary or time limitations.

Purchase Obligations

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials and utilities. As of December 31, 2009, there were outstanding future commitments of $1,626 million under take-or-pay contracts. The Company recognized $17 million of losses related to take-or-pay contract termination costs for the year ended December 31, 2009 related to the Company’s Pardies, France Project of Closure (see Note 18). The Company does not expect to incur any material losses under take-or-pay contractual arrangements unrelated to the Pardies, France Project of Closure. Additionally, as of December 31, 2009, there were other outstanding commitments of $713 million representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements.

25.	Supplemental Cash Flow Information

The following table represents supplemental cash flow information for cash and non-cash activities:

	Year Ended December 31,
	2009	2008	2007
	(In $ millions)

Taxes, net of refunds	17	98	181
Interest, net of amounts capitalized	208	259	414	(1)
Noncash investing and financing activities
Fair value adjustment to securities available for sale, net of tax	(3)	(25)	17
Capital lease obligations	38	103	80
Accrued capital expenditures	(9)	(7)	18
Asset retirement obligations	30	8	4
Accrued Ticona Kelsterbach plant relocation costs	22	17	19

(1)	Amount includes premiums paid on early redemption of debt and related issuance costs, net of amounts capitalized, of $217 million for the year ended December 31, 2007.

26.	Business and Geographical Segments

Business Segments

The Company operates through the following business segments:

• Advanced Engineered Materials

The Company’s Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products as well as other consumer and industrial applications. The Company and its strategic affiliates are a leading participant in the global technical polymers industry. The primary products of Advanced Engineered Materials are used in a broad range of products including automotive components, electronics, appliances, industrial applications, battery separators, conveyor belts, filtration equipment, coatings, medical devices, electrical and electronics.

• Consumer Specialties

The Company’s Consumer Specialties segment consists of the Acetate Products and Nutrinova businesses. The Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. The Company also produces acetate flake which is processed into acetate fiber in the form of a tow band. The Company’ Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

• Industrial Specialties

The Company’s Industrial Specialties segment includes the Emulsions, PVOH and EVA Performance Polymers businesses. The Company’s Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low VOC (volatile organic compounds), an environmentally-friendly technology. As a global leader, the Company’s PVOH business produced a broad portfolio of performance PVOH chemicals engineered to meet specific customer requirements. The Company’s emulsions and PVOH products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. EVA Performance Polymers offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing and devices, automotive carpet and solar cell encapsulation films.

In July 2009, the Company completed the sale of its PVOH business to Sekisui (Note 4).

• Acetyl Intermediates

The Company’s Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, medicines and more. Other chemicals produced in this business segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

• Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions and interest income or expense associated with financing activities of the Company, and the captive insurance companies.

The business segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies in Note 2. The Company evaluates performance based on operating profit, net earnings (loss), cash flows and other measures of financial performance reported in accordance with US GAAP.

Sales and revenues related to transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities		Eliminations	Consolidated
	(In $ millions)

Year ended December 31, 2009
Net sales	808	1,084 (1)	974	2,603	(1)	2		(389)	5,082
Other (charges) gains, net	(18)	(9)	4	(91)		(22	)(3)	—	(136)
Equity in net earnings (loss) of affiliates	27	1	—	5		15		—	48
Earnings (loss) from continuing operations before tax	62	288	89	144		(342)		—	241
Depreciation and amortization	73	50	51	123		11		—	308
Capital expenditures	27	50	45	36		9		—	167	(2)
Goodwill and intangible assets	385	299	62	346		—		—	1,092
Total assets	2,211	1,083	740	1,986		2,390		—	8,410

Year ended December 31, 2008
Net sales	1,061	1,155	1,406	3,875	(1)	2		(676)	6,823
Other (charges) gains, net	(29)	(2)	(3)	(78)		4		—	(108)
Equity in net earnings (loss) of affiliates	37	—	—	3		14		—	54
Earnings (loss) from continuing operations before tax	69	237	47	434		(353)		—	434
Depreciation and amortization	76	53	62	150		9		—	350
Capital expenditures	55	49	67	86		10		—	267	(2)
Goodwill and intangible assets	398	309	73	363		—		—	1,143
Total assets	1,867	995	903	2,197		1,204		—	7,166

(1)	Includes $389 million, $676 million and $660 million of intersegment sales eliminated in consolidation for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 29) and includes a decrease in accrued capital expenditures of $9 million and $7 million for the years ended December 31, 2009 and 2008, respectively (see Note 25).

(3)	Includes $10 million of insurance recoveries received from the Company’s captive insurance companies related to the Edmonton, Alberta, Canada facility that eliminates in consolidation.

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities		Eliminations	Consolidated
	(In $ millions)

Year ended December 31, 2007
Net sales	1,030	1,111	1,346	3,615	(1)	2		(660)	6,444
Other (charges) gains, net	(4)	(4)	(23)	72		(99	)(3)	—	(58)
Equity in net earnings (loss) of affiliates	55	3	—	6		18		—	82
Earnings (loss) from continuing operations before tax	189	235	28	694		(699)		—	447
Depreciation and amortization	69	51	59	106		6		—	291
Capital expenditures	59	43	63	130		11		—	306	(2)

(1)	Includes $389 million, $676 million and $660 million of intersegment sales eliminated in consolidation for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 29) and includes a decrease in accrued capital expenditures of $9 million and $7 million for the years ended December 31, 2009 and 2008, respectively (see Note 25).

(3)	Includes $35 million of insurance recoveries received from the Company’s captive insurance companies related to the Clear Lake, Texas facility (Note 30) that eliminates in consolidation.

Geographical Segments

Revenues and noncurrent assets are presented based on the location of the business. The following table presents net sales based on the geographic location of the Company’s facilities:

	Year Ended December 31,
	2009	2008	2007
	(In $ millions)

Net sales
US	1,262	1,719	1,754
International	3,820	5,104	4,690

Total	5,082	6,823	6,444
Significant international net sales sources include
Germany	1,733	2,469	2,348
China	460	393	182
Singapore	513	783	762
Belgium	459	478	295
Canada	173	276	266
Mexico	277	391	349

The following table presents property, plant and equipment, net based on the geographic location of the Company’s facilities:

	As of December 31,
	2009	2008
	(In $ millions)

Property, plant and equipment, net
US	634	733
International	2,163	1,737

Total	2,797	2,470
Significant international property, plant and equipment, net sources include
Germany	1,075	682
China	516	493
Singapore	98	111
Belgium	27	24
Canada	131	117
Mexico	103	105

27.	Transactions and Relationships with Affiliates and Related Parties

The Company is a party to various transactions with affiliated companies. Entities in which the Company has an investment accounted for under the cost or equity method of accounting, are considered affiliates; any transactions or balances with such companies are considered affiliate transactions. The following table represents the Company’s transactions with affiliates for the periods presented:

	Year Ended December 31,
	2009	2008	2007
	(In $ millions)

Purchases from affiliates(1)(2)	143	143	126
Sales to affiliates(1)	6	36	126
Interest income from affiliates	1	2	1
Interest expense to affiliates	1	9	7

(1)	Purchases and sales from/to affiliates are accounted for at prices which, in the opinion of the Company, approximate those charged to third-party customers for similar goods or services.

(2)	Primarily includes utilities and services purchased from InfraServ Hoechst.

Refer to Note 8 for additional information related to dividends received from affiliates.

The following table represents the Company’s balances with affiliates for the periods presented:

	As of December 31,
	2009	2008
	(In $ millions)

Trade and other receivables from affiliates	—	8
Current notes receivable (including interest) from affiliates	12	9
Noncurrent notes receivable (including interest) from affiliates	7	9

Total receivables from affiliates	19	26

Accounts payable and other liabilities due affiliates	15	18
Short-term borrowings from affiliates	85	103

Total due affiliates	100	121

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

28.	Earnings (Loss) Per Share

	Year Ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In $ millions, except for share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	484	484	372	372	336	336
Earnings (loss) from discontinued operations	4	4	(90)	(90)	90	90

Net earnings (loss)	488	488	282	282	426	426
Less: cumulative preferred stock
dividend	(10)	—	(10)	—	(10)	—

Net earnings (loss) available to common shareholders	478	488	272	282	416	426

Weighted average shares — basic	143,688,749	143,688,749	148,350,273	148,350,273	154,475,020	154,475,020
Dilutive stock options		1,167,922		2,559,268		4,344,644
Dilutive restricted stock units		172,246		504,439		362,130
Assumed conversion of preferred stock		12,086,604		12,057,893		12,046,203

Weighted average shares — diluted	143,688,749	157,115,521	148,350,273	163,471,873	154,475,020	171,227,997

Per share
Earnings (loss) from continuing operations	3.30	3.08	2.44	2.28	2.11	1.96
Earnings (loss) from discontinued operations	0.03	0.03	(0.61)	(0.55)	0.58	0.53

Net earnings (loss)	3.33	3.11	1.83	1.73	2.69	2.49

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Year Ended December 31,
	2009	2008	2007

Stock options	2,433,515	2,298,159	336,133
Restricted stock units	302,635	90,625	—

Total	2,736,150	2,388,784	336,133

29.	Ticona Kelsterbach Plant Relocation

In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany, Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona business, included in the Advanced Engineered Materials segment, resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Under the original agreement, Fraport agreed to pay Ticona a total of €670 million over a five-year period to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. In February 2009, the Company announced the Fraport supervisory board approved the acceleration of the 2009 and 2010 payments of €200 million and €140 million, respectively, required by the settlement agreement signed in June 2007. In February 2009, the Company received a discounted amount of €322 million ($412 million) under this agreement. In addition, the Company received €59 million ($75 million) in value-added tax from Fraport which was remitted to the tax authorities in April 2009. In June 2008, the Company received €200 million ($311 million) from Fraport under this agreement. Amounts received from Fraport are accounted for as deferred proceeds and are included in noncurrent Other liabilities in the consolidated balance sheets.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

					Total From
	Year Ended December 31,				Inception Through
	2009		2008		December 31, 2009
	(In $ millions)

Proceeds received from Fraport	412		311		749
Costs expensed	16		12		33
Costs capitalized	373	(1)	202	(1)	616

(1)	Includes increase in accrued capital expenditures of $22 million and $17 million for the years ended December 31, 2009 and 2008, respectively.

30.	Insurance Recoveries

In May 2007, the Company announced that it had an unplanned outage at its Clear Lake, Texas acetic acid facility. At that time, the Company originally expected the outage to last until the end of May. Upon restart of the facility, additional operating issues were identified which necessitated an extension of the outage for further, more extensive repairs. In July 2007, the Company announced that the further repairs were unsuccessful on restart of the unit. All repairs were completed in early August 2007 and normal production capacity resumed. During the years ended December 31, 2009 and 2008, the Company recorded $6 million and $38 million, respectively, of insurance recoveries from its reinsurers in partial satisfaction of claims that the Company made based on losses resulting from the outage. These insurances recoveries are included in Other (charges) gains, net in the consolidated statements of operations (Note 18).

In October 2008, the Company declared force majeure on its specialty polymers products produced at its EVA Performance Polymers facility in Edmonton, Alberta, Canada as a result of certain events and subsequent cessation of production. The Company replaced damaged long-lived assets during 2009. Any contingent liabilities associated with the outage may be mitigated by the Company’s insurance policies.

31.	Subsequent Events

On January 5, 2010, the Company declared a cash dividend of $0.265625 per share on its Preferred Stock amounting to $3 million and a cash dividend of $0.04 per share on its Series A common stock amounting to $6 million. Both cash dividends are for the period from November 2, 2009 to January 31, 2010 and were paid on February 1, 2010 to holders of record as of January 15, 2010.

On February 1, 2010, the Company announced it would elect to redeem all of the Company’s 9,600,000 outstanding shares of its Preferred Stock on February 22, 2010 (“Redemption Date”). On that date, each of the Preferred Stock will be redeemed for a number of shares of the Company’s Series A common stock equal to the redemption price ($25.06) divided by 97.5% of the average closing price of the Company’s Series A common stock for the 10 trading days ending on the fifth trading day prior to February 22, 2010.

Holders of the Preferred Stock also have the right to convert their shares at any time prior to 5:00 p.m., New York City time, on February 19, 2010, the business day immediately preceding the Redemption Date. Holders who want to convert their shares of Preferred Stock must satisfy all of the requirements as defined in the Certificate of Designations prior to 5:00 p.m., New York City time, in order to effect conversion of their shares of Preferred Stock. Each share of Preferred Stock is convertible into 1.2600 shares of the Company’s Series A common stock, subject to adjustment under certain circumstances as set forth in the Certificates of Designations.

Subsequent events have been evaluated through the date of issuance, February 12, 2010.

INDEX TO EXHIBITS

Exhibits will be furnished upon request for a nominal fee, limited to reasonable expenses.

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).

3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).

3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).

4.1	Form of certificate of Series A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 13, 2005).

4.2	Form of certificate of 4.25% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 13, 2005).

10.1	Credit Agreement, dated April 2, 2007, among Celanese Holdings LLC, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, the Lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, Merrill Lynch Capital Corporation as syndication agent, ABN AMRO Bank N.V., Bank of America, N.A., Citibank NA, and JP Morgan Chase Bank NA, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 5, 2007).

10.2	First Amendment to Credit Agreement, dated June 30, 2009, among Celanese US Holdings LLC and the Majority Lenders under the Revolving Facility (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2009).

10.3	Guarantee and Collateral Agreement, dated April 2, 2007, by and among Celanese Holdings LLC, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 5, 2007).

10.4	Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 3, 2005).

10.4(a)	Amendment to Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.4(b)	Form of 2007 Deferral Agreement between Celanese Corporation and award recipient, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.5	Celanese Corporation 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).

10.5(a)	Form of Nonqualified Stock Option Agreement (for employees) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).

10.5(b)*	Form of Amendment to Nonqualified Stock Option Agreement (for employees) between Celanese Corporation and award recipient.

10.5(c)	Form of Amendment Two to Nonqualified Stock Option Agreement (for executive officers) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.5(d)	Form of Nonqualified Stock Option Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).

10.5(e)	Form of Performance-Based Restricted Stock Unit Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.5(f)	Form of Restricted Stock Unit Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2007).

10.5(g)	Form of Performance-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.5(h)	Performance Unit Award Agreement, dated December 11, 2008, between Celanese Corporation and David N. Weidman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.5(i)	Form of Time-Vesting Cash Award Agreement (for employees) between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between the Company and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.6	Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 29, 2008).

10.6(a)	Amendment Number One to Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on April 23, 2009).

10.7	Celanese Corporation 2009 Global Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the SEC on April 23, 2009).

10.7(a)	Form of Time-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.7(b)	Form of Performance-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.7(c)	Form of Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.7(d)	Form of Long-Term Incentive Cash Award Agreement, together with a schedule identifying substantially identical agreements between the Company and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.7(e)	Time-Vesting Restricted Stock Unit Agreement, dated April 23, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.8	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).

10.9	Summary of pension benefits for David N. Weidman (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 31, 2005).

10.10	Offer Letter Agreement, dated June 27, 2007, between Celanese Corporation and Sandra Beach Lin (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on July 27, 2007).

10.11	Compensation Letter Agreement, dated March 27, 2007 between Celanese Corporation and Jim Alder (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008

10.12	Offer Letter, dated February 25, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2009).

10.13*	Offer Letter, dated November 18, 2009, between Celanese Corporation and Jacquelyn Wolf.

10.14	Agreement and General Release, dated March 28, 2008, between Celanese Corporation and William P. Antonace (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on October 22, 2008).

10.15	Agreement and General Release, dated September 25, 2008, between Celanese Corporation and Curtis S. Shaw (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on October 22, 2008).

10.16	Agreement and General Release, dated March 5, 2009, between Celanese Corporation and John J. Gallagher, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 5, 2009).

10.17	Restated Agreement and General Release, dated June 3, 2009, between Celanese Corporation and Miguel A. Desdin (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.18	Agreement and General Release, dated August 3, 2009, between Celanese Corporation and John A. O’Dwyer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on October 27, 2009).

10.19*	Agreement and General Release, dated November 16, 2009, between Celanese Corporation and Michael L. Summers (filed herewith).

10.20	Change in Control Agreement, dated April 1, 2008, between Celanese Corporation and David N. Weidman, together with a schedule identifying other substantially identical agreements between Celanese Corporation and each of its name executive officers identified thereon and identifying the material differences between each of those agreements and the filed Changed of Control Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2008).

10.21	Change in Control Agreement, dated April 1, 2008 between Celanese Corporation and Sandra Beach Lin, together with a schedule identifying other substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon and identifying the material differences between each of those agreements and the filed Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2008).

10.22	Change in Control Agreement, dated May 1, 2008, between Celanese Corporation and Christopher W. Jensen (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2008).

10.23	Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.24	Share Purchase and Transfer Agreement and Settlement Agreement, dated August 19, 2005 between Celanese Europe Holding GmbH & Co. KG, as purchaser, and Paulson & Co. Inc., and Arnhold and S. Bleichroeder Advisers, LLC, each on behalf of its own and with respect to shares owned by the investment funds and separate accounts managed by it, as the sellers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 19, 2005).

10.25	Translation of Letter of Intent, dated November 29, 2006, among Celanese AG, Ticona GmbH and Fraport AG (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed November 29, 2006).

10.26†	Purchase Agreement dated as of December 12, 2006 by and among Celanese Ltd. and certain of its affiliates named therein and Advent Oxo (Cayman) Limited, Oxo Titan US Corporation, Drachenfelssee 520. V V GMBH and Drachenfelssee 521. V V GMBH (incorporated by reference to Exhibit 10.27 to the Annual Report of Form 10-K filed on February 21, 2007).

10.26(a)	First Amendment to Purchase Agreement dated February 28, 2007, by and among Advent Oxea Cayman Ltd., Oxea Corporation, Drachenfelssee 520. V V GmbH, Drachenfelssee 521. V V GmbH, Celanese Ltd., Ticona Polymers Inc. and Celanese Chemicals Europe GmbH (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 9, 2007).

10.26(b)	Second Amendment to Purchase Agreement effective as of July 1, 2007 by and among Advent Oxea Cayman Ltd., Oxea Corporation, Oxea Holdings GmbH, Oxea Deutschland GmbH, Oxea Bishop, LLC, Oxea Japan KK, Oxea UK Ltd., Celanese Ltd., and Celanese Chemicals Europe GmbH (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on October 24, 2007).

21.1*	List of subsidiaries of Celanese Corporation

23.1*	Report on Financial Statement Schedule and Consent of Independent Registered Public Accounting Firm, KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Financial Statement schedule regarding Valuation and Qualifying Accounts

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*         Filed herewith

†         Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2 of the Securities Exchange Act of 19034, as amended. The omitted portions of this exhibit have been separately filed with the SEC.