Form 10-Q
period 2010-03-31
Celanese CORP
filed 2010-04-27
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of April 21, 2010 was 156,673,802.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended March 31, 2010

Item 1.	Financial Statements

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(In $ millions, except for per share data)

Net sales	1,388	1,146
Cost of sales	(1,170)	(946)

Gross profit	218	200
Selling, general and administrative expenses	(123)	(114)
Amortization of intangible assets (primarily customer-related intangible assets)	(15)	(17)
Research and development expenses	(19)	(20)
Other (charges) gains, net	(77)	(21)
Foreign exchange gain (loss), net	2	2
Gain (loss) on disposition of businesses and assets, net	-	(3)

Operating profit (loss)	(14)	27
Equity in net earnings (loss) of affiliates	26	(2)
Interest expense	(49)	(51)
Interest income	1	3
Dividend income — cost investments	27	6
Other income (expense), net	6	1

Earnings (loss) from continuing operations before tax	(3)	(16)
Income tax (provision) benefit	20	(5)

Earnings (loss) from continuing operations	17	(21)

Earnings (loss) from operation of discontinued operations	-	1
Gain (loss) on disposition of discontinued operations	2	-
Income tax (provision) benefit from discontinued operations	(1)	-

Earnings (loss) from discontinued operations	1	1

Net earnings (loss)	18	(20)
Net (earnings) loss attributable to noncontrolling interests	-	-

Net earnings (loss) attributable to Celanese Corporation	18	(20)
Cumulative preferred stock dividends	(3)	(3)

Net earnings (loss) available to common shareholders	15	(23)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	17	(21)
Earnings (loss) from discontinued operations	1	1

Net earnings (loss)	18	(20)

Earnings (loss) per common share — basic
Continuing operations	0.09	(0.17)
Discontinued operations	0.01	0.01

Net earnings (loss) — basic	0.10	(0.16)

Earnings (loss) per common share — diluted
Continuing operations	0.09	(0.17)
Discontinued operations	0.01	0.01

Net earnings (loss) — diluted	0.10	(0.16)

Weighted average shares — basic	150,272,227	143,506,981
Weighted average shares — diluted	152,642,371	143,506,981

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2010	2009
	(In $ millions,
	except share amounts)

ASSETS
Current assets
Cash and cash equivalents	1,139	1,254
Trade receivables — third party and affiliates (net of allowance for doubtful accounts — 2010: $18; 2009: $18)	801	721
Non-trade receivables	276	262
Inventories	545	522
Deferred income taxes	41	42
Marketable securities, at fair value	4	3
Assets held for sale	3	2
Other assets	42	50

Total current assets	2,851	2,856

Investments in affiliates	764	790
Property, plant and equipment (net of accumulated depreciation — 2010: $1,122; 2009: $1,130)	2,723	2,797
Deferred income taxes	488	484
Marketable securities, at fair value	79	80
Other assets	266	311
Goodwill	765	798
Intangible assets, net	266	294

Total assets	8,202	8,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	258	242
Trade payables — third party and affiliates	626	649
Other liabilities	552	611
Deferred income taxes	32	33
Income taxes payable	72	72

Total current liabilities	1,540	1,607

Long-term debt	3,233	3,259
Deferred income taxes	129	137
Uncertain tax positions	227	229
Benefit obligations	1,275	1,288
Other liabilities	1,224	1,306
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2010 and 2009: 0 and 9,600,000 issued and outstanding, respectively)	-	-
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2010: 177,242,954 issued and 156,641,268 outstanding; 2009: 164,995,755 issued and 144,394,069 outstanding)	-	-
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2010 and 2009: no shares issued and outstanding)	-	-
Treasury stock, at cost (2010 and 2009: 20,601,686 shares)	(781)	(781)
Additional paid-in capital	530	522
Retained earnings	1,511	1,502
Accumulated other comprehensive income (loss), net	(686)	(659)

Total Celanese Corporation shareholders’ equity	574	584
Noncontrolling interests	-	-
Total shareholders’ equity	574	584

Total liabilities and shareholders’ equity	8,202	8,410

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31, 2010
	Shares Outstanding	Amount
	(In $ millions, except share data)

Preferred stock
Balance as of the beginning of the period	9,600,000	-
Redemption of preferred stock	(9,600,000)	-

Balance as of the end of the period	-	-

Series A common stock
Balance as of the beginning of the period	144,394,069	-
Stock option exercises	152,718	-
Conversion of preferred stock	12,084,942	-
Redemption of preferred stock	7,437	-
Stock awards	2,102	-

Balance as of the end of the period	156,641,268	-

Treasury stock
Balance as of the beginning of the period	20,601,686	(781)
Purchases of treasury stock, including related fees	-	-

Balance as of the end of the period	20,601,686	(781)

Additional paid-in capital
Balance as of the beginning of the period		522
Stock-based compensation, net of tax		5
Stock option exercises, net of tax		3

Balance as of the end of the period		530

Retained earnings
Balance as of the beginning of the period		1,502
Net earnings (loss) attributable to Celanese Corporation		18
Series A common stock dividends		(6)
Preferred stock dividends		(3)

Balance as of the end of the period		1,511

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(659)
Unrealized gain (loss) on securities		3
Foreign currency translation		(31)
Unrealized gain (loss) on interest rate swaps		(3)
Pension and postretirement benefits		4

Balance as of the end of the period		(686)

Total Celanese Corporation shareholders’ equity		574

Noncontrolling interests
Balance as of the beginning of the period		-
Net earnings (loss) attributable to noncontrolling interests		-

Balance as of the end of the period		-

Total shareholders’ equity		574

Comprehensive income (loss)
Net earnings (loss)		18
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities		3
Foreign currency translation		(31)
Unrealized gain (loss) on interest rate swaps		(3)
Pension and postretirement benefits		4

Total comprehensive income (loss), net of tax		(9)

Comprehensive (income) loss attributable to noncontrolling interests		-

Comprehensive income (loss) attributable to Celanese Corporation		(9)

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(In $ millions)

Operating activities
Net earnings (loss)	18	(20)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Other charges (gains), net of amounts used	48	(2)
Depreciation, amortization and accretion	93	74
Deferred income taxes, net	(7)	(1)
(Gain) loss on disposition of businesses and assets, net	-	3
Other, net	29	28
Operating cash provided by (used in) discontinued operations	(3)	1
Value-added tax on deferred proceeds from Ticona Kelsterbach plant relocation	-	75
Changes in operating assets and liabilities:
Trade receivables — third party and affiliates, net	(82)	(11)
Inventories	(38)	42
Other assets	23	55
Trade payables — third party and affiliates	32	9
Other liabilities	(58)	(54)

Net cash provided by (used in) operating activities	55	199
Investing activities
Capital expenditures on property, plant and equipment	(44)	(56)
Proceeds from sale of businesses and assets, net	5	(1)
Deferred proceeds on Ticona Kelsterbach plant relocation	-	412
Capital expenditures related to Ticona Kelsterbach plant relocation	(85)	(58)
Proceeds from sale of marketable securities	-	15
Other, net	(8)	(1)

Net cash provided by (used in) investing activities	(132)	311
Financing activities
Short-term borrowings (repayments), net	1	(16)
Repayments of long-term debt	(10)	(23)
Stock option exercises	3	-
Series A common stock dividends	(6)	(6)
Preferred stock dividends	(3)	(3)

Net cash provided by (used in) financing activities	(15)	(48)
Exchange rate effects on cash and cash equivalents	(23)	12

Net increase (decrease) in cash and cash equivalents	(115)	474
Cash and cash equivalents at beginning of period	1,254	676

Cash and cash equivalents at end of period	1,139	1,150

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

Basis of Presentation

The unaudited interim consolidated financial statements for the three months ended March 31, 2010 and 2009 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In this Quarterly Report on Form 10-Q, the term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.

In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2009, as filed on February 12, 2010 with the SEC as part of the Company’s Annual Report on Form 10-K (the “2009 Form 10-K”).

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

In the ordinary course of the business, the Company enters into contracts and agreements relative to a number of topics, including acquisitions, dispositions, joint ventures, supply agreements, product sales and other arrangements. The Company endeavors to describe those contracts or agreements that are material to its business, results of operations or financial position. The Company may also describe some arrangements that are not material but which the Company believes investors may have an interest in or which may have been subject to a Form 8-K filing. Investors should not assume the Company has described all contracts and agreements relative to the Company’s business in this Quarterly Report on Form 10-Q.

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB ASC Topic 820-10, Fair Value Measurements and Disclosures. The update provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 15, 2010. This update had no impact on the Company’s financial position, results of operations or cash flows.

3.	Acquisitions, Dispositions and Plant Closures

In December 2009, the Company acquired the business and assets of FACT GmbH (Future Advanced Composites Technology) (“FACT”), a German company, for a purchase price of €5 million ($7 million). FACT is in the business of developing, producing and marketing long-fiber reinforced thermoplastics. As part of the acquisition, the Company has entered into a ten year lease agreement with the seller for the property and buildings on which the FACT business is located with the option to purchase the property at various times throughout the lease. The acquired business is included in the Advanced Engineered Materials segment.

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

In July 2009, the Company announced that its wholly-owned French subsidiary, Acetex Chimie, completed the consultation procedure with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company announced its formal plan to cease all manufacturing operations and associated activities by December 2009. The Company agreed with the workers council on a set of measures of assistance aimed at minimizing the effects of the plant’s closing on the Pardies workforce, including training, outplacement and severance.

As a result of the Pardies, France Project of Closure, the Company recorded exit costs of $7 million during the three months ended March 31, 2010, which included $1 million in employee termination benefits, $3 million of contract termination costs and $3 million of reindustrialization costs (Note 14) to Other charges (gains), net, in the unaudited interim consolidated statements of operations. In addition, the Company recorded $2 million of environmental remediation reserves, $4 million of inventory write-offs and $3 million of other plant shutdown costs for the three months ended March 31, 2010 related to the shutdown of the Company’s Pardies, France facility. The Pardies, France facility is included in the Acetyl Intermediates segment.

Assets held for sale in the unaudited consolidated balance sheets included an office building and plant assets with a net book value of $3 million and an office building with a net book value of $2 million as of March 31, 2010 and December 31, 2009, respectively.

4.	Marketable Securities, at Fair Value

The Company’s captive insurance companies and pension-related trusts hold available-for-sale securities for capitalization and funding requirements, respectively. The Company received proceeds from sales of marketable securities and recorded realized gains (losses) to Other income (expense), net, in the unaudited interim consolidated statements of operations as follows:

	Three months ended
	March 31,
	2010	2009
	(In $ millions)

Proceeds from sale of securities	-	15

Realized gain on sale of securities	-	1
Realized loss on sale of securities	-	-

Net realized gain (loss) on sale of securities	-	1

The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value below carrying value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, the Company considers qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the Company writes down the carrying value of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. As of March 31, 2010, the Company had gross unrealized losses of $2 million related to equity securities held for greater than twelve months in the unaudited consolidated balance sheets. The Company did not recognize any other-than-temporary impairment losses related to equity securities in the unaudited interim consolidated statements of operations for the three months ended March 31, 2010.

The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In $ millions)

US government debt securities	24	2	-	26
US corporate debt securities	1	-	-	1

Total debt securities	25	2	-	27
Equity securities	55	-	(2)	53
Money market deposits and other securities	3	-	-	3

As of March 31, 2010	83	2	(2)	83

US government debt securities	26	2	-	28
US corporate debt securities	1	-	-	1

Total debt securities	27	2	-	29
Equity securities	55	-	(3)	52
Money market deposits and other securities	2	-	-	2

As of December 31, 2009	84	2	(3)	83

Fixed maturities as of March 31, 2010 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In $ millions)

Within one year	4	4
From one to five years	-	-
From six to ten years	-	-
Greater than ten years	24	26

Total	28	30

Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

5.	Inventories

	As of	As of
	March 31,	December 31,
	2010	2009
	(In $ millions)

Finished goods	397	367
Work-in-process	29	28
Raw materials and supplies	119	127

Total	545	522

6.	Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(In $ millions)

As of December 31, 2009
Goodwill	263	257	35	243	798
Accumulated impairment losses	-	-	-	-	-

	263	257	35	243	798
Exchange rate changes	(10)	(8)	(1)	(14)	(33)

As of March 31, 2010
Goodwill	253	249	34	229	765
Accumulated impairment losses	-	-	-	-	-

Total	253	249	34	229	765

7.	Intangible Assets, Net

			Customer-		Covenants
	Trademarks		Related		not to
	and Trade		Intangible	Developed	Compete
	names	Licenses	Assets	Technology	and Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2009	83	29	552	13	12	689
Exchange rate changes	(3)	-	(28)	-	(1)	(32)

As of March 31, 2010	80	29	524	13	11	657

Accumulated Amortization
As of December 31, 2009	(5)	(6)	(362)	(11)	(11)	(395)
Amortization	-	(1)	(14)	-	-	(15)
Exchange rate changes	-	-	19	-	-	19

As of March 31, 2010	(5)	(7)	(357)	(11)	(11)	(391)

Net book value	75	22	167	2	–	266

Aggregate amortization expense for intangible assets with finite lives during the three months ended March 31, 2010 and 2009 was $15 million and $17 million, respectively.

Estimated amortization expense for the succeeding five fiscal years is $57 million in 2011, $45 million in 2012, $26 million in 2013, $15 million in 2014 and $6 million in 2015. The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization was recorded on these intangible assets for the three months ended March 31, 2010.

For the three months ended March 31, 2010, the Company did not renew or extend any intangible assets.

8.	Current Other Liabilities

	As of	As of
	March 31,	December 31,
	2010	2009
	(In $ millions)

Salaries and benefits	83	100
Environmental (Note 12)	21	13
Restructuring (Note 14)	79	99
Insurance	25	37
Asset retirement obligations	12	22
Derivatives	71	75
Current portion of benefit obligations	49	49
Interest	20	20
Sales and use tax/foreign withholding tax payable	13	15
Uncertain tax positions	5	5
Other	174	176

Total	552	611

9.	Noncurrent Other Liabilities

	As of	As of
	March 31,	December 31,
	2010	2009
	(In $ millions)

Environmental (Note 12)	85	93
Insurance	87	85
Deferred revenue	46	49
Deferred proceeds (Note 21)	793	846
Asset retirement obligations	58	45
Derivatives	41	44
Income taxes payable	35	61
Other	79	83

Total	1,224	1,306

10.	Debt

	As of	As of
	March 31,	December 31,
	2010	2009
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt, interest rates ranging from 2.31% to 25.73%	104	102
Short-term borrowings, including amounts due to affiliates, interest rates ranging from 0.04% to 5.04%	154	140

Total	258	242

Long-term debt
Senior credit facilities: Term loan facility due 2014	2,742	2,785
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings due at various dates through 2054	261	242
Other bank obligations, interest rates ranging from 2.3% to 5.3%, due at various dates through 2014	153	153

Subtotal	3,337	3,361
Less: Current installments of long-term debt	104	102

Total	3,233	3,259

Senior Credit Facilities

The Company’s senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of March 31, 2010, the applicable margin was

1.75%. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of March 31, 2010, there were no outstanding borrowings or letters of credit issued under the revolving credit facility. As of March 31, 2010, there were $90 million of letters of credit issued under the credit-linked revolving facility and $138 million remained available for borrowing.

In June 2009, the Company entered into an amendment to the senior credit agreement. The amendment reduced the amount available under the revolving credit facility from $650 million to $600 million and increased the first lien senior secured leverage ratio that is applicable when any amount is outstanding under the revolving credit portion of the senior credit agreement. The first lien senior secured leverage ratio is calculated as the ratio of consolidated first lien senior secured debt to earnings before interest, taxes, depreciation and amortization, subject to adjustments identified in the credit agreement.

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

As a condition to borrowing funds or requesting that letters of credit be issued under that facility, the Company’s first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed the threshold as specified above. Further, the Company’s first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.

Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at March 31, 2010, the Company’s borrowing capacity under the revolving credit facility is currently $600 million. As of March 31, 2010, the Company estimates its first lien senior secured leverage ratio to be 3.02 to 1.00 (which would be 3.66 to 1.00 were the revolving credit facility fully drawn). The maximum first lien senior secured leverage ratio under the revolving credit facility for such period is 4.75 to 1.00.

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

The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2010.

The senior credit agreement is guaranteed by Celanese Holdings LLC, a subsidiary of Celanese Corporation, and certain domestic subsidiaries of the Company’s subsidiary, Celanese US, and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions, pursuant to the Guarantee and Collateral Agreement, dated as of April 2, 2007, by and among Celanese Holdings LLC, Celanese US, certain subsidiaries of Celanese US and Deutsche Bank AG, New York Branch, as Administrative Agent and as Collateral Agent.

11.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

			Postretirement
	Pension Benefits		Benefits
	Three Months Ended March 31,
	2010	2009	2010	2009
	(In $ millions)

Service cost	8	7	-	-
Interest cost	48	47	4	4
Expected return on plan assets	(50)	(50)	-	-
Recognized actuarial (gain) loss	2	-	(1)	(1)
Curtailment (gain) loss	(2)	-	-	-

Total	6	4	3	3

The Company expects to contribute $46 million to its defined benefit pension plans in 2010. As of March 31, 2010, $10 million of contributions have been made. The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company expects to make benefit contributions of $27 million under the provisions of its other postretirement benefit plans in 2010. For the three months ended March 31, 2010, $7 million of benefit contributions have been made.

The Company participates in multiemployer defined benefit plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit plans are based on specified percentages of employee contributions and totaled $1 million for each of the three months ended March 31, 2010 and 2009.

12.	Environmental

General

The Company is subject to environmental laws and regulations worldwide that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from the divestiture of certain businesses by the Company or one of its predecessor companies. The Company’s environmental reserves for remediation matters as of March 31, 2010 were $106 million with $21 million recorded in current Other liabilities and $85 million recorded in noncurrent Other liabilities in the unaudited consolidated balance sheets. The Company’s environmental reserves for remediation matters as of December 31, 2009 were $106 million with $13 million recorded in current Other liabilities and $93 million recorded in noncurrent Other liabilities in the unaudited consolidated balance sheets.

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

US Superfund Sites

In the US, the Company may be subject to substantial claims brought by US federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the US Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 40 sites. At most of these sites, numerous companies, including certain companies comprising the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot accurately determine its ultimate liability for investigation or cleanup costs at these sites.

As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party’s percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available. The Company had provisions totaling $11 million and $10 million as of March 31, 2010 and December 31, 2009, respectively, for US Superfund sites which is included in the $106 million recorded in the unaudited consolidated balance sheets for environmental reserves for remediation as of March 31, 2010 and December 31, 2009.

Additional information relating to environmental remediation activity is contained in the footnotes to the Company’s consolidated financial statements included in the 2009 Form 10-K.

13.	Shareholders’ Equity

Preferred Stock

On February 1, 2010, the Company delivered notice to the holders of its 4.25% Convertible Perpetual Preferred Stock (the “Preferred Stock”), pursuant to which the Company called for the redemption of all 9.6 million outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the Company’s Series A Common Stock, par value $0.0001 per share (“Common Stock”), at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by the Company on February 22, 2010 for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. In addition to the shares of Common Stock issued in respect of the shares of Preferred Stock converted and redeemed, the Company paid cash in lieu of fractional shares. The Company recorded expense of less than $1 million in Additional paid-in capital in the unaudited interim consolidated statements of shareholders’ equity and comprehensive income (loss) for the three months ended March 31, 2010 related to the conversion and redemption of the Preferred Stock.

Treasury Stock

In February 2008, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Common Stock. This authorization was increased by the Board to $500 million in October 2008. The authorizations give management discretion in determining the conditions under which shares may be repurchased. As of March 31, 2010, the Company had repurchased 9,763,200 shares of its Common Stock at an average purchase price of $38.68 per share for a total of $378 million pursuant to this authorization. During the three months ended March 31, 2010 and 2009, the Company did not repurchase any shares of its Common Stock.

Purchases of treasury stock reduce the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Other Comprehensive Income (Loss), Net

Adjustments to net earnings (loss) to calculate other comprehensive income (loss) totaled $(27) million and $(111) million for the three months ended March 31, 2010 and 2009, respectively. These amounts included tax expense of $2 million and $0 for the three months ended March 31, 2010 and 2009, respectively.

14.	Other (Charges) Gains, Net

	Three Months Ended
	March 31,
	2010	2009
	(In $ millions)

Employee termination benefits	(5)	(24)
Ticona Kelsterbach plant relocation (Note 21)	(6)	(3)
Plumbing actions	12	1
Insurance recoveries associated with Clear Lake, Texas	-	6
Asset impairments	(72)	(1)
Plant/office closures	(6)	-

Total	(77)	(21)

2010

As a result of the proposed closure of the Spondon, Derby, United Kingdom acetate production facility (Note 22), the Company wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million for the three months ended March 31, 2010. The Company calculated the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the reporting unit which is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

As a result of the Company’s Pardies, France Project of Closure (Note 3), the Company recorded exit costs of $7 million during the three months ended March 31, 2010, which consisted of $1 million in employee termination benefits, $3 million of contract termination costs and $3 million of reindustrialization costs.

Other charges for the three months ended March 31, 2010 was partially offset by $11 million of recoveries and a $1 million decrease in legal reserves associated with plumbing cases which is included in the Company’s Advanced Engineered Materials business segment.

2009

During the three months ended March 31, 2009, the Company began efforts to align production capacity and staffing levels with the Company’s current view of an economic environment of prolonged lower demand. The Company recorded employee termination benefits of $21 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, the Company recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the three months ended March 31, 2009. The VAM production unit in Cangrejera, Mexico is included in the Company’s Acetyl Intermediates segment.

Other charges for the three months ended March 31, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims the Company made related to the unplanned outage of the Company’s Clear Lake, Texas acetic acid facility during 2007 and $1 million of insurance recoveries associated with plumbing cases.

The changes in the restructuring reserves by business segment are as follows:

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total
	(In $ millions)

Employee Termination Benefits
Reserve as of December 31, 2009	7	4	3	60	7	81
Additions	1	1	-	1	1	4
Cash payments	(3)	(2)	(1)	(10)	(2)	(18)
Other changes	-	-	-	-	(1)	(1)
Exchange rate changes	-	-	-	(4)	-	(4)

Reserve as of March 31, 2010	5	3	2	47	5	62

Plant/Office Closures
Reserve as of December 31, 2009	-	-	-	17	1	18
Additions	-	-	-	6	-	6
Cash payments	-	-	-	(6)	-	(6)
Exchange rate changes	-	-	-	(1)	-	(1)

Reserve as of March 31, 2010	-	-	-	16	1	17

Total	5	3	2	63	6	79

15.	Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2010 was 667% compared to (31)% for the three months ended March 31, 2009. The change in the effective rate was primarily due to the effect of new tax legislation in Mexico, partially offset by foreign losses not resulting in tax benefits in the current period, the effect of healthcare reform in the US and lower earnings in jurisdictions participating in tax holidays.

In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Currently, employers providing retiree prescription drug coverage that is at least as valuable as the coverage offered under Medicare Part D are entitled to a subsidy from the government. Prior to the new law, employers were entitled to deduct the entire cost of providing the retiree prescription drug coverage, even though a portion was offset by the subsidy. Under the new legislation, in years subsequent to 2012, the tax deductible prescription coverage is reduced by the amount of the subsidy. As a result, the Company reduced its deferred tax asset related to postretirement prescription drug coverage by the amount of the subsidy to be received subsequent to 2012. This reduction of $7 million to the Company’s deferred tax asset was charged to deferred tax expense during the three months ended March 31, 2010.

On December 7, 2009, Mexico enacted the 2010 Mexican Tax Reform Bill (“Tax Reform Bill”) to be effective January 1, 2010. The estimated income tax impact to the Company of the Tax Reform Bill at December 31, 2009 was $73 million and was charged to tax expense during the three months ended December 31, 2009.

On March 31, 2010, the Mexican tax authorities issued new regulations to clarify various provisions included in the Tax Reform Bill, including certain aspects of the recapture rules related to income tax loss carryforwards, intercompany dividends and differences between consolidated and individual Mexican tax earnings and profits. At March 31, 2010, the application of the new regulations resulted in a reduction of $43 million to the estimated income tax impact of the Tax Reform Bill that was recorded by the Company during the three months ended December 31, 2009. After inflation and currency adjustments, the Company’s estimated tax liability at March 31, 2010 related to the combined Tax Reform Bill and the new regulations is $35 million, payable $2 million in 2010, $2 million in 2011, $4 million in 2012, $4 million in 2013, and $23 million in 2014 and thereafter.

Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the three months ended March 31, 2010, the total unrecognized tax benefits, interest and penalties related to uncertain tax positions increased by $7 million for interest and changes in unrecognized tax benefits in foreign jurisdictions, and decreased $10 million due to currency translation adjustments. Currently, uncertain tax positions are not expected to change significantly over the next 12 months.

16.	Derivative Financial Instruments

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

The notional value of the Company’s US dollar interest rate swap agreements at March 31, 2010 and December 31, 2009 was $1.5 billion and $1.6 billion, respectively. The notional value of the Company’s Euro interest rate swap agreement was €150 million at both March 31, 2010 and December 31, 2009.

The Company enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. Through these instruments, the Company mitigates its foreign currency exposure on transactions with third party entities as well as intercompany transactions. The foreign currency forwards and swaps are not designated as hedges under FASB ASC 815, Derivatives and Hedging. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are classified as Other income (expense), net, in the unaudited interim consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are classified as Foreign exchange gain (loss), net, in the unaudited interim consolidated statements of operations. The notional value of the Company’s foreign currency forwards and swaps at March 31, 2010 and December 31, 2009 was $1.1 billion and $1.5 billion, respectively.

The following table presents information regarding changes in the fair value of the Company’s derivative arrangements:

	Three months ended				Three months ended
	March 31, 2010				March 31, 2009
	Gain (Loss)				Gain (Loss)
	Recognized in Other		Gain (Loss)		Recognized in Other	Gain (Loss)
	Comprehensive		Recognized in		Comprehensive	Recognized in
	Income		Income		Income	Income
	(In $ millions)

Derivatives designated as cash flow hedging instruments
Interest rate swaps	(16	) (2)	(18	) (1)	(15)	(12	) (1)
Derivatives designated as net investment
hedging instruments
Euro-denominated term loan	-		-		(1)	-
Derivatives not designated as
hedging instruments
Foreign currency forwards and swaps	-		25		-	(9)

Total	(16)		7		(16)	(21)

(1)	Amount represents reclassification from Accumulated other comprehensive income and is classified as interest expense in the unaudited interim consolidated statements of operations.

(2)	Amount excludes $4 million of losses associated with the Company’s equity method investments’ derivative activity and $1 million of tax expense recognized in Other comprehensive income (loss).

17.	Fair Value Measurements

On January 1, 2009, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC Topic 820”) for nonrecurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, property, plant and equipment and asset retirement obligations. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company’s financial assets and liabilities are measured at fair value on a recurring basis and include securities available for sale and derivative financial instruments. Securities available for sale include US government and corporate bonds and equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.

Marketable Securities. Where possible, the Company utilizes quoted prices in active markets to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities and US government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads and recently reported trades. Such assets are classified as Level 2 in the hierarchy and typically include corporate bonds and other US government securities.

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
	(In $ millions)

Marketable securities, at fair value
US government debt securities	-	26	26
US corporate debt securities	-	1	1

Total debt securities	-	27	27
Equity securities	53	-	53
Money market deposits and other securities	-	3	3
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	6	6	(1)

Total assets as of March 31, 2010	53	36	89

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(67)	(67	) (2)
Interest rate swaps	-	(41)	(41	) (3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(4)	(4	) (2)

Total liabilities as of March 31, 2010	-	(112)	(112)

Marketable securities, at fair value
US government debt securities	-	28	28
US corporate debt securities	-	1	1

Total debt securities	-	29	29
Equity securities	52	-	52
Money market deposits and other securities	-	2	2
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	12	12	(1)

Total assets as of December 31, 2009	52	43	95

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(68)	(68	) (2)
Interest rate swaps	-	(44)	(44	) (3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(7)	(7	) (2)

Total liabilities as of December 31, 2009	-	(119)	(119)

(1)	Included in current Other assets in the unaudited consolidated balance sheets.

(2)	Included in current Other liabilities in the unaudited consolidated balance sheets.

(3)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

Summarized below are the carrying values and estimated fair values of financial instruments that are not carried at fair value on the Company’s unaudited consolidated balance sheets:

	As of March 31, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In $ millions)

Cost investments	182	-	183	-
Insurance contracts in nonqualified pension trusts	66	66	66	66
Long-term debt, including current installments of long-term debt	3,337	3,269	3,361	3,246

In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of March 31, 2010 and December 31, 2009, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.

The fair value of long-term debt is based on valuations from third-party banks and market quotations.

18.	Commitments and Contingencies

The Company is involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, antitrust, intellectual property, workers’ compensation, chemical exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, the Company is actively defending those matters where the Company is named as a defendant. Additionally, the Company believes, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation and claims will not have a material adverse effect on the financial position of the Company; however, the ultimate outcome of any given matter may have a material impact on the results of operations or cash flows of the Company in any given reporting period.

Plumbing Actions

CNA Holdings LLC (“CNA Holdings”), a US subsidiary of the Company, which included the US business now conducted by the Ticona business that is included in the Advanced Engineered Materials segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona’s acetal copolymer in similar applications, CNA Holdings does not believe Ticona’s acetal copolymer was defective or caused the plumbing systems to fail. In many cases CNA Holdings’ potential future exposure may be limited by invocation of the statute of limitations since CNA Holdings ceased selling the resin for use in the plumbing systems in site-built homes during 1986 and in manufactured homes during 1990.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements that called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlement, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. As of March 31, 2010, the aggregate funding is $1,110 million, due to additional contributions and funding commitments made primarily by other parties.

During the period between 1995 and 2001, CNA Holdings was also named as a defendant in the following putative class actions:

▪     Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) (class was certified).

▪     Couture, et al. v. Shell Oil Company, et al., No. 200-06-000001-985 (Quebec Superior Court, Canada).

▪     Dilday, et al. v. Hoechst Celanese Corporation, et al., No. 15187 (Chancery Ct., Weakley County, Tennessee).

▪     Furlan v. Shell Oil Company, et al., No. C967239 (British Columbia Supreme Court, Vancouver Registry, Canada).

▪     Gariepy, et al. v. Shell Oil Company, et al., No. 30781/99 (Ontario Court General Division, Canada).

▪     Shelter General Insurance Co., et al. v. Shell Oil Company, et al., No. 16809 (Chancery Ct., Weakley County, Tennessee).

▪     St. Croix Ltd., et al. v. Shell Oil Company, et al., No. 1997/467 (Territorial Ct., St. Croix Division, the US Virgin Islands).

▪     Tranter v. Shell Oil Company, et al., No. 46565/97 (Ontario Court General Division, Canada).

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

As of March 31, 2010 and December 31, 2009, the Company had remaining accruals of $54 million and $55 million, respectively, of which $1 million and $1 million, respectively, is included in current Other liabilities in the unaudited consolidated balance sheets with the remainder recorded in noncurrent Other liabilities. During the three months ended March 31, 2010, the Company recorded $11 million in plumbing claim recoveries.

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

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and Celanese GmbH (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions against all Celanese Entities in consideration of a payment by the Company of $107 million. This proceeding related to sales by the polyester staple fibers business which Hoechst sold to KoSa, Inc. in 1998. Accordingly, the impact of this settlement was reflected within discontinued operations in the consolidated statements of operations for the year ended December 31, 2008. The Company also previously entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 in the Western District of North Carolina entitled Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-CV-00578). The Company is actively defending this matter.

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

Acetic Acid Patent Infringement Matters

On May 9, 1999, Celanese International Corporation filed a private criminal action styled Celanese International Corporation v. China Petrochemical Development Corporation against China Petrochemical Development Corporation (“CPDC”) in the Taiwan Kaoshiung District Court alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief that, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data that was reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, the District Court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest) for the period of 1995 through 1999. In October 2008, the High Court, on appeal, reversed the District Court’s $28 million award to the Company. The Company appealed to the Superior Court in November 2008, and the court remanded the case to the Intellectual Property Court on June 4, 2009. On January 16, 2006, the District Court awarded Celanese International Corporation $800,000 (plus interest) for the year 1990. In January 2009, the High Court, on appeal, affirmed the District Court’s award and CPDC appealed on February 5, 2009 to the Supreme Court. During the three months ended March 31, 2010, this case was remanded to the Intellectual Property Court. On June 29, 2007, the District Court awarded Celanese International Corporation $60 million (plus interest) for the period of 2000 through 2005. CPDC appealed this ruling and on

July 21, 2009, the High Court ruled in CPDC’s favor. The Company appealed to the Supreme Court and in December 2009, the case was remanded to the Intellectual Property Court.

Asbestos Claims

As of March 31, 2010, the Company and several of its US subsidiaries are defendants in approximately 516 asbestos cases. During the three months ended March 31, 2010, 17 new cases were filed against the Company and 27 cases were resolved. Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters. The Company believes that there is no material exposure related to these matters.

Award Proceedings in relation to Domination Agreement and Squeeze Out

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

The Company’s obligation to indemnify Hoechst, and its legal successors, is subject to the following thresholds:

▪     The Company will indemnify Hoechst, and its legal successors, against those liabilities up to €250 million;

▪     Hoechst, and its legal successors, will bear those liabilities exceeding €250 million, however the Company will reimburse Hoechst, and its legal successors, for one-third of those liabilities for amounts that exceed €750 million in the aggregate.

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million. Three of the divestiture agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $31 million and $32 million as of March 31, 2010 and December 31, 2009, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification as it is not probable or estimable. The Company has not made any payments to Hoechst or its legal successors during the three months ended March 31, 2010 and 2009, respectively, in connection with this indemnification.

• Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk. As of both March 31, 2010 and December 31, 2009, the Company has reserves in the aggregate of $32 million for these matters.

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $1.9 billion as of March 31, 2010. Other agreements do not provide for any monetary or time limitations.

Purchase Obligations

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials and utilities. As of March 31, 2010, there were outstanding future commitments of $1.7 billion under take-or-pay contracts. The Company recognized $3 million of losses related to take-or-pay contract termination costs for the three months ended March 31, 2010 related to the Company’s Pardies, France Project of Closure (Note 3 and Note 14). The Company does not expect to incur any material losses under take-or-pay contractual arrangements unrelated to the Pardies, France Project of Closure. Additionally, as of March 31, 2010, there were other outstanding commitments of $684 million representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements.

During March 2010, the Company successfully completed an amended raw material purchase agreement with a supplier who had filed for bankruptcy. Under the original contract, the Company made advance payments in exchange for preferential pricing on certain volumes of material purchases over the life of the contract. The cancellation of the original contract and the terms of the subsequent amendment resulted in the Company accelerating amortization on the unamortized prepayment balance of $22 million during the three months ended March 31, 2010. The accelerated amortization was recorded to Cost of sales in the unaudited interim consolidated statements of operations as follows: $20 million was recorded in the Acetyl Intermediates segment and $2 million was recorded in the Advanced Engineered Materials segment.

19.	Business Segments

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(In $ millions)

Three months ended March 31, 2010
Net sales	282	238 (1)	242	724	(1)	-	(98)	1,388
Other (charges) gains, net	5	(73)	-	(7)		(2)	-	(77)
Equity in net earnings (loss) of affiliates	21	-	-	1		4	-	26
Earnings (loss) from continuing operations before tax	67	(30)	12	30		(82)	-	(3)
Depreciation and amortization	20 (3)	11	10	45	(3)	3	-	89
Capital expenditures (2)	5	6	5	5		2	-	23
Goodwill and intangible assets	365	287	58	321		-	-	1,031
Total Assets	2,263	981	755	1,996		2,207	-	8,202
Three months ended March 31, 2009
Net sales	165	266	242	572	(1)	-	(99)	1,146
Other (charges) gains, net	(9)	-	(2)	(1)		(9)	-	(21)
Equity in net earnings (loss) of affiliates	(8)	1	-	2		3	-	(2)
Earnings (loss) from continuing operations before tax	(27)	69	10	16		(84)	-	(16)
Depreciation and amortization	17	12	13	27		2	-	71
Capital expenditures (2)	4	8	10	8		-	-	30
Goodwill and intangible assets as of December 31, 2009	385	299	62	346		-	-	1,092
Total Assets as of December 31, 2009	2,211	1,083	740	1,986		2,390	-	8,410

(1)	Includes $98 million and $99 million of intersegment sales eliminated in consolidation for the three months ended March 31, 2010 and 2009, respectively.

(2)	Includes decrease of accrued capital expenditures of $21 million and $26 million for the three months ended March 31, 2010 and 2009, respectively.

(3)	Includes $2 million for Advanced Engineered Materials and $20 million for Acetyl Intermediates for the accelerated amortization of the unamortized prepayment related to a raw material purchase agreement (Note 18).

20.	Earnings (Loss) Per Share

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In $ millions, except for share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	17	17	(21)	(21)
Earnings (loss) from discontinued operations	1	1	1	1

Net earnings (loss)	18	18	(20)	(20)
Less: Cumulative preferred stock dividends	(3)	(3)	(3)	(3)

Net earnings (loss) available to common shareholders	15	15	(23)	(23)

Weighted-average shares — basic	150,272,227	150,272,227	143,506,981	143,506,981
Dilutive stock options		1,921,121		-
Dilutive restricted stock units		449,023		-
Assumed conversion of preferred stock		-		-

Weighted-average shares — diluted		152,642,371		143,506,981

Per share
Earnings (loss) from continuing operations	0.09	0.09	(0.17)	(0.17)
Earnings (loss) from discontinued operations	0.01	0.01	0.01	0.01

Net earnings (loss)	0.10	0.10	(0.16)	(0.16)

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Three Months
	Ended March 31,
	2010	2009

Stock options	611,250	6,941,949
Restricted stock units	-	628,005
Convertible preferred stock	6,302,027	12,076,985

Total	6,913,277	19,646,939

21.	Ticona Kelsterbach Plant Relocation

In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona business, included in the Advanced Engineered Materials segment, resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany by mid-2011. Under the original agreement, Fraport agreed to pay Ticona a total of €670 million over a five-year period to offset the costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. In February 2009, the Company announced the Fraport supervisory board approved the acceleration of the 2009 and 2010 payments of €200 million and €140 million, respectively, required by the settlement agreement signed in June 2007. In February 2009, the Company received a discounted amount of €322 million ($412 million) under this agreement. In addition, the Company received €59 million ($75 million) in value-added tax from Fraport which was remitted to the tax authorities in April 2009. Amounts received from Fraport are accounted for as deferred proceeds and are included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Three Months Ended		Total From
	March 31,		Inception Through
	2010	2009	March 31, 2010
	(In $ millions)

Proceeds received from Fraport	-	412	749
Costs expensed	5	3	38
Costs capitalized(1)	68	65	684

(1)	Includes decrease in accrued capital expenditures of $17 million and increase in accrued capital expenditures of $7 million for the three months ended March 31, 2010 and 2009, respectively.

22.	Subsequent Events

On April 1, 2010, the Company announced that its National Methanol Co. joint venture (“Ibn Sina”), whose term is now being extended until 2032, will construct a 50,000 ton polyacetal (“POM”) production facility in Saudi Arabia. The Company’s pro rata share of invested capital in the POM expansion is expected to total approximately $150 million over a three-year period, beginning in late 2010. The Company, Saudi Basic Industries Corporation (“SABIC”) and Duke Energy Corporation entered into the Ibn Sina joint venture in 1981. The Company and an affiliate of Duke Energy each hold a 25% interest in the venture, with the remaining 50% held by SABIC. Upon successful startup of the POM facility, the Company’s economic interest in Ibn Sina will increase from 25% to a total of 32.5%. SABIC’s economic interest will remain unchanged. In connection with this transaction, the Company reassessed the factors surrounding the accounting method for this investment and will change the accounting from the cost method of accounting for investments to the equity method of accounting for investments beginning April 1, 2010. The impact of this change in accounting has not been determined. The Ibn Sina joint venture is included in the Acetyl Intermediates segment.

On April 5, 2010, the Company declared a cash dividend of $0.04 per share on its Common Stock amounting to $6 million. The cash dividends are for the period from February 1, 2010 to April 30, 2010 and will be paid on May 1, 2010 to holders of record as of April 15, 2010.

On April 26, 2010, the Company announced that its Board of Directors approved a 25% increase in the Company’s quarterly Common Stock cash dividend. The Directors increased the quarterly dividend rate from $0.04 to $0.05 per share of Common Stock on a quarterly basis and $0.16 to $0.20 per share of Common Stock on an annual basis. The new dividend rate will be applicable to dividends payable beginning in August 2010.

On April 27, 2010, the Company announced it is considering a plan to consolidate its global acetate manufacturing capabilities by proposing the closure of its acetate manufacturing facility in Spondon, Derby, United Kingdom. The consolidation is designed to strengthen the Company’s competitive position, reduce fixed costs and align future production capacities with anticipated industry demand trends. The consolidation is also driven by a global shift in product consumption. The Company would expect to serve its acetate customers under this proposal by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company’s acetate joint venture facilities in China. If the Company proceeds with the proposed closure, the Company expects to operate its Spondon, Derby, United Kingdom facility through late 2011 to ensure a smooth transition to these other manufacturing facilities. The Company will engage in a consultation procedure with labor unions associated with the proposed closure.

In connection with the proposed closure of the Spondon, Derby, United Kingdom facility, the Company concluded that certain long-lived assets were partially impaired. Accordingly, during the three months ended March 31, 2010, the Company recorded long-lived asset impairment losses of $72 million to Other charges (gains), net in the unaudited interim consolidated statements of operations (Note 14).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company,” “we,” “our” and “us,” refer to Celanese and its subsidiaries on a consolidated basis. The term “Celanese US” refers to our subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, and not its subsidiaries, except where otherwise indicated.

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

The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2009, as filed on February 12, 2010 with the Securities and Exchange Commission (“SEC”) as part of the Company’s Annual Report on Form 10-K (the “2009 Form 10-K”) and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

See Part I - Item 1A. Risk Factors of our 2009 Form 10-K for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, wood pulp, fuel oil and electricity;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of intellectual property and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions and increased costs under existing or future environmental regulations, including those relates to climate change;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates; and

•	various other factors, both referenced and not referenced in this Quarterly Report on Form 10-Q.

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

2010 Significant Events:

•     We announced the construction of a 50,000 ton polyacetal (“POM”) production facility in our National Methanol Co. joint venture (“Ibn Sina”) in Saudi Arabia and extended the venture, which will now run until 2032. Upon successful startup of the POM facility, our economic interest in Ibn Sina will increase from 25% to a total of 32.5%.

•     We announced that we are considering a consolidation of our global acetate manufacturing capabilities with the potential closure of our acetate manufacturing facility in Spondon, Derby, United Kingdom. We expect this proposed action would meet our return criteria for investment in productivity-related projects.

•     We received formal approval of our previously announced plans to expand flake and tow capacities, each by 30,000 tons, at our joint venture facility in Nantong, China, with our joint venture partner, China National Tobacco Corporation.

•     We announced a 25% increase in our quarterly common stock cash dividend beginning August 2010. The annual dividend rate will increase from $0.16 to $0.20 per share of common stock and the quarterly rate will increase from $0.04 to $0.05 per share.

Results of Operations

Financial Highlights

	Three Months Ended March 31,
		% of		% of
	2010	Net Sales	2009	Net Sales
	(unaudited)
	(In $ millions, except for percentages)

Net sales	1,388	100.0	1,146	100.0
Gross profit	218	15.7	200	17.4
Selling, general and administrative expenses	(123)	(8.9)	(114)	(9.9)
Other (charges) gains, net	(77)	(5.5)	(21)	(1.8)
Operating profit (loss)	(14)	(1.0)	27	2.4
Equity in net earnings (loss) of affiliates	26	1.9	(2)	(0.2)
Interest expense	(49)	(3.5)	(51)	(4.4)
Dividend income — cost investments	27	1.9	6	0.5
Earnings (loss) from continuing operations before tax	(3)	(0.2)	(16)	(1.4)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	17	1.2	(21)	(1.8)
Earnings (loss) from discontinued operations	1	0.1	1	0.1
Net earnings (loss)	18	1.3	(20)	(1.7)
Depreciation and amortization	89	6.4	71	6.2

	As of	As of
	March 31,	December 31,
	2010	2009
	(unaudited)
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates	258	242
Long-term debt	3,233	3,259

Total debt	3,491	3,501

Summary of Consolidated Results for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net sales increased 21% during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to increased volumes across all business segments, except for Consumer Specialties, as a result of the gradual recovery of the global economy. Consumer Specialties continued to experience volume declines due to softening in consumer demand, particularly within our Nutrinova business. Net sales were also positively affected by favorable foreign currency impacts across all business segments. An increase in net sales as a result of our acquisition of FACT GmbH (Future Advanced Composites Technology) (“FACT”) in December 2009 within our Advanced Engineered Materials segment only slightly offset the decrease in net sales due to the sale of our polyvinyl alcohol (“PVOH”) business in July 2009 within our Industrial Specialties segment.

Gross profit increased due to higher net sales. As a percentage of sales, gross profit declined due to overall increased raw material and energy costs which were only partially offset by increased prices. The write-off of other productive assets of $17 million related to our Singapore and Nanjing, China facilities and increased depreciation and amortization also contributed to a lower gross profit percentage. The increase in amortization was a result of $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009. The accelerated amortization was recorded as $20 million to the Acetyl Intermediates segment and $2 million to the Advanced Engineered Materials segment.

Selling, general and administrative expenses increased $9 million for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to the increase in operations. As a percentage of sales, selling, general and administrative expenses declined due to our fixed spending reduction efforts and restructuring efficiencies.

The components of Other (charges) gains, net are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
	(In $ millions)

Employee termination benefits	(5)	(24)
Ticona Kelsterbach plant relocation	(6)	(3)
Plumbing actions	12	1
Insurance recoveries associated with Clear Lake, Texas	-	6
Asset impairments	(72)	(1)
Plant/office closures	(6)	-

Total	(77)	(21)

As a result of the proposed closure of the Spondon, Derby, United Kingdom acetate production facility (see Note 22 to the unaudited interim consolidated financial statements), we wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million for the three months ended March 31, 2010. The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

As a result of the Pardies, France Project of Closure, we recorded exit costs of $7 million during the three months ended March 31, 2010, which consisted primarily of $1 million in employee termination benefits, $3 million of contract termination costs and $3 million of reindustrialization costs. The Pardies, France facility is included in our Acetyl Intermediates segment.

Other charges for the three months ended March 31, 2010 was partially offset by $11 million of recoveries and a $1 million decrease in legal reserves associated with plumbing cases which is included in our Advanced Engineered Materials segment.

During the three months ended March 31, 2009, we began efforts to align production capacity and staffing levels given the potential for an economic environment of prolonged lower demand. We recorded employee termination benefits of $21 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, we recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the three months ended March 31, 2009 which is included in our Acetyl Intermediates segment.

Other charges for the three months ended March 31, 2009 was partially offset by $6 million of insurance recoveries in satisfaction of claims we made related to the unplanned outage of our Clear Lake, Texas acetic acid facility during 2007 and $1 million of insurance recoveries associated with plumbing cases.

Operating profit decreased $41 million for the three months ended March 31, 2010, as compared to the same period in 2009, resulting in an operating loss of $14 million. Operating profit was negatively impacted by a significant increase in Other charges for the period. The long-lived asset impairment losses related to our Spondon, Derby, United Kingdom plant and plant closure costs for our Pardies, France facility contributed to the overall increase in Other charges. The write-off of other productive assets of $17 million related to our Singapore and Nanjing, China facilities and increased depreciation and amortization also contributed to a lower gross profit percentage. The increase in amortization was a result of $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Earnings (loss) from continuing operations before tax increased $13 million during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to increased equity in net earnings of affiliates and increased dividend income from cost investments more than offsetting the decrease in operating profit. Equity in net earnings of affiliates increased $28 million compared to the same period in 2009. Dividend income from our Acetyl Intermediates segment’s cost investment, Ibn Sina, increased $24 million for the three months ended March 31, 2010 compared to the same period in 2009 as a result of increased earnings.

Our effective income tax rate for the three months ended March 31, 2010 was 667% compared to (31)% for the three months ended March 31, 2009. The change in the effective rate was primarily due to the effect of new tax legislation in Mexico, partially offset by foreign losses not resulting in tax benefits in the current period, the effect of healthcare reform in the US and lower earnings in jurisdictions participating in tax holidays.

Selected Data by Business Segment

	Three Months Ended
	March 31,
			Change
	2010	2009	in $
	(unaudited)
	(In $ millions)

Net sales
Advanced Engineered Materials	282	165	117
Consumer Specialties	238	266	(28)
Industrial Specialties	242	242	-
Acetyl Intermediates	724	572	152
Other Activities	-	-	-
Inter-segment eliminations	(98)	(99)	1

Total	1,388	1,146	242

Other (charges) gains, net
Advanced Engineered Materials	5	(9)	14
Consumer Specialties	(73)	-	(73)
Industrial Specialties	-	(2)	2
Acetyl Intermediates	(7)	(1)	(6)
Other Activities	(2)	(9)	7

Total	(77)	(21)	(56)

Operating profit (loss)
Advanced Engineered Materials	46	(19)	65
Consumer Specialties	(30)	66	(96)
Industrial Specialties	12	10	2
Acetyl Intermediates	2	12	(10)
Other Activities	(44)	(42)	(2)

Total	(14)	27	(41)

Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	67	(27)	94
Consumer Specialties	(30)	69	(99)
Industrial Specialties	12	10	2
Acetyl Intermediates	30	16	14
Other Activities	(82)	(84)	2

Total	(3)	(16)	13

Depreciation and amortization
Advanced Engineered Materials	20	17	3
Consumer Specialties	11	12	(1)
Industrial Specialties	10	13	(3)
Acetyl Intermediates	45	27	18
Other Activities	3	2	1

Total	89	71	18

Factors Affecting Business Segment Net Sales

The charts below set forth the percentage increase (decrease) in net sales from the period ended March 31, 2009 to the period ended March 31, 2010 attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other(1)		Total
	(unaudited)
	(In percentages)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Advanced Engineered Materials	71	(11)	6	5	(2)	71
Consumer Specialties	(11)	-	-	-		(11)
Industrial Specialties	16	(4)	3	(15	)(3)	-
Acetyl Intermediates	14	10	3	-		27
Total Company	18	3	3	(3)		21

(1)	Includes the effects of the captive insurance companies and the impact of fluctuations in intersegment eliminations.

(2)	2010 includes the effects of the FACT acquisition.

(3)	2010 does not include the effects of the PVOH business, which was sold on July 1, 2009.

Summary by Business Segment for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Advanced Engineered Materials

	Three Months Ended
	March 31,
					Change
	2010		2009		in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	282		165		117
Net sales variance
Volume	71%
Price	(11	) %
Currency	6%
Other	5%
Other (charges) gains, net	5		(9)		14
Operating profit (loss)	46		(19)		65
Operating margin	16.3%		(11.5	) %
Earnings (loss) from continuing operations before tax	67		(27)		94
Depreciation and amortization	20		17		3

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, we are a leading participant in the global technical polymers industry. The primary products of Advanced Engineered Materials are POM, polyphenylene sulfide (“PPS”), long-fiber reinforced thermoplastics (“LFT”), polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), ultra-high molecular weight polyethylene (“GUR®”) and liquid crystal polymers (“LCP”). POM, PPS, LFT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.

Advanced Engineered Materials’ net sales increased $117 million for the three months ended March 31, 2010 compared to the same period in 2009. The increase in net sales is related to significant increases in volume which is primarily due to the gradual recovery in the global economy. Advanced Engineered Materials’ reported our lowest net sales during the three months ended March 31, 2009. Since then, the business segment has continued to see sequential volume improvement each quarter. Net sales were also positively affected by favorable foreign currency impacts and the acquisition of FACT at December 31, 2009, which was offset by decreases in average prices driven by product mix.

Operating profit increased from an operating loss of $19 million for the three months ended March 31, 2009 to an operating profit of $46 million for the three months ended March 31, 2010. The impact from higher sales volumes and positive changes from inventory restocking was only partially offset by lower sales pricing as a result of higher raw material and energy costs. Other charges positively impacted operating profit by decreasing from an expense of $9 million for the three months ended March 31, 2009 to income of $5 million for the three months ended March 31, 2010. Other charges decreased primarily as a result of plumbing recoveries and lower employee severance. Deprecation and amortization includes $2 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Our equity affiliates have experienced similar volume increases due to increased demand during the three months ended March 31, 2010. As a result, our proportional share of net earnings of these affiliates increased $29 million compared to the same period in 2009.

Consumer Specialties

	Three Months Ended
	March 31,
				Change
	2010		2009	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	238		266	(28)
Net sales variance
Volume	(11	) %
Price	-%
Currency	-%
Other	-
Other (charges) gains, net	(73)		-	(73)
Operating profit (loss)	(30)		66	(96)
Operating margin	(12.6	) %	24.8%
Earnings (loss) from continuing operations before tax	(30)		69	(99)
Depreciation and amortization	11		12	(1)

Our Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses. Our Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake, which is processed into acetate tow and acetate film. Our Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

Decreased volumes in our Acetate and Nutrinova businesses and a decrease in price in Sunett® partially offset by an increase in pricing in our Acetate business contributed to a decrease in net sales during the three month period ended March 31, 2010 as compared to 2009. Decreased volumes were primarily due to softening in consumer demand in our Nutrinova business and continuing soft demand for tow coupled with the timing of sales related to an electrical disruption and subsequent production outage at our manufacturing facility in Narrows, Virginia in our Acetate business. The facility resumed normal operations during the quarter and we expect to recover the impacted volume throughout the remainder of the year.

Operating profit of $66 million for the three month period ended March 31, 2009 decreased to an operating loss of $30 million for the three month period ended March 31, 2010. Improved pricing and the company’s fixed spending reduction efforts were not able to offset the lower volumes and higher energy costs. An increase in other charges had the most significant impact on operating profit as it was unfavorably impacted by long-lived asset impairment losses of $72 million associated with the proposed closure of our acetate production facility in Spondon, Derby, United Kingdom.

During the three month period ended March 31, 2010, earnings from continuing operations before tax decreased due to lower operating profit and lower dividends from our China ventures by $3 million compared to 2009.

Industrial Specialties

	Three Months Ended
	March 31,
				Change
	2010		2009	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	242		242	-
Net sales variance
Volume	16%
Price	(4	) %
Currency	3%
Other	(15	) %
Other (charges) gains, net	-		(2)	2
Operating profit (loss)	12		10	2
Operating margin	5.0%		4.1%
Earnings (loss) from continuing operations before tax	12		10	2
Depreciation and amortization	10		13	(3)

Our Industrial Specialties segment includes our Emulsions and ethylene vinyl acetate (“EVA”) Performance Polymers businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low volatile organic compounds, an environmentally-friendly technology. Our emulsions products are used in a wide array of applications including paints and coatings, adhesives, construction, glass fiber, textiles and paper. EVA Performance Polymers offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical devices and tubing, automotive, carpeting and solar cell encapsulation films.

In July 2009, we completed the sale of our PVOH business to Sekisui Chemical Co., Ltd. (“Sekisui”) for a net cash purchase price of $168 million, excluding the value of accounts receivable and payable retained by Celanese. The transaction resulted in a gain on disposition of $34 million and includes long-term supply agreements between Sekisui and Celanese.

Net sales were flat for the three months ended March 31, 2010 compared to the same period in 2009. Lower net sales resulting from the sale of our PVOH business were offset by increased volumes from our EVA Performance Polymers and Emulsions businesses. EVA Performance Polymers’ volumes were lower for the three months ended March 31, 2009 due to the force majeure event at our Edmonton, Alberta, Canada plant. Repairs to restore production have been completed and normal operations resumed in late 2009. Lower prices in Emulsions were largely offset by favorable currency impacts for the three months ended March 31, 2010.

Operating profit increased $2 million for the three months ended March 31, 2010 compared to the same period in 2009. Increased sales volumes were largely offset by higher raw material costs in our Emulsions business and increased spending and energy costs attributable to the resumption of normal operations at our Edmonton, Alberta, Canada plant.

Acetyl Intermediates

	Three Months Ended
	March 31,
			Change
	2010	2009	in $
	(unaudited)
	(In $ millions, except for percentages)

Net sales	724	572	152
Net sales variance
Volume	14%
Price	10%
Currency	3%
Other	-
Other (charges) gains, net	(7)	(1)	(6)
Operating profit (loss)	2	12	(10)
Operating margin	0.3%	2.1%
Earnings (loss) from continuing operations before tax	30	16	14
Depreciation and amortization	45	27	18

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

Acetyl Intermediates’ net sales increased by $152 million during the three months ended March 31, 2010 compared to the same period in 2009 due to improvement in the global economy and increased overall demand. Current period increases in volume were also a direct result of our successful acetic acid expansion at our Nanjing, China plant. We also experienced favorable pricing which was driven by rising raw material costs and price increases in Asian and European acetic acid prices and VAM prices across all regions. Favorable foreign currency impacts also contributed to the increase in net sales.

Operating profit decreased from $12 million during the three months ended March 31, 2009 to $2 million during the three months ended March 31, 2010. The decline is primarily related to increases in variable costs, other charges, depreciation and amortization and unusual cost of sales charges which were only partially offset by higher volumes and prices. Higher variable costs were a direct result of price increases, primarily in ethylene. Other charges consisted primarily of plant closure costs related to our Pardies, France facility. In addition, we recorded $2 million of environmental remediation reserves, $4 million of inventory write-offs and $3 million of other plant shutdown costs for the three months ended March 31, 2010 related to the shutdown of the Pardies, France facility. The write-off of other productive assets of $17 million at our Singapore and Nanjing, China plants and increased depreciation and amortization also contributed to a lower operating profit. The increase in amortization was a result of $20 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Earnings from continuing operations before tax increased $14 million for the three months ended March 31, 2010 compared to the same period in 2009, due to increased dividend income from Ibn Sina which was only partially offset by lower operating profit. Dividend income from Ibn Sina increased $24 million for the three months ended March 31, 2010 compared to the same period in 2009 as a result of increased earnings.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.

Net sales remained flat for the three months ended March 31, 2010 as compared to the same period in 2009.

The operating loss for Other Activities increased $2 million for the three months ended March 31, 2010, compared to the same period in 2009. The increase was due to higher selling, general and administrative costs, which were only partially offset by lower other charges. Higher selling, general and administrative expenses were primarily due to increased stock-based compensation costs as a result of a change in assumptions and higher environmental remediation costs. Other charges were higher in the first quarter of 2009 related to employee termination benefits.

The loss from continuing operations before tax was relatively flat for the three months ended March 31, 2010, compared to the same period in 2009

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have $138 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.

While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, for the remainder of 2010. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

As a result of the Pardies, France Project of Closure, we recorded exit costs of $16 million during the three months ended March 31, 2010 in the accompanying unaudited interim statements of operations. We may incur up to an additional $14 million in contingent employee termination benefits related to the Pardies, France Project of Closure. We expect that substantially all of the remaining exit costs will result in future cash expenditures through mid-2011. The Pardies, France facility is included in the Acetyl Intermediates segment. See Note 3 and Note 14 in the accompanying unaudited interim consolidated financial statements.

In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Although many of the provisions of this new legislation are directed toward health insurance providers and companies in the pharmaceutical and medical devices industries, the new legislation is expected to affect companies across many industries, particularly those companies that offer post-employment benefits to employees. Most provisions of the bill are not expected to have a material impact on the Company except for the immediate accounting recognition of the loss of the retiree drug subsidy tax deduction related to our postretirement healthcare benefit plan. The immediate accounting recognition of the subsidy tax deduction loss was $7 million.

On a stand-alone basis, Celanese Corporation has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese Corporation generally will depend on the cash flow of its subsidiaries to meet its obligations under its Series A common stock and the senior credit agreement.

Cash Flows

Cash and cash equivalents as of March 31, 2010 were $1,139 million, which was a decrease of $115 million from December 31, 2009.

Net Cash Provided by Operating Activities

Cash flow from operations decreased $144 million during the three months ended March 31, 2010 as compared to the same period in 2009. The decrease in operating profit of $41 million and the decline in trade working capital contributed to the decrease. During the three months ended March 31, 2009, we received €59 million ($75 million)

for value-added tax received from Fraport, which was remitted to the German tax authorities in April 2009. No such taxes were received in 2010.

Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities decreased from a cash inflow of $311 million for the three months ended March 31, 2009 to a cash outflow of $132 million for the same period in 2010. The decrease is primarily related to receipt of proceeds of $412 million related to the Ticona Kelsterbach plant relocation and $15 million from the sale of marketable securities that were received in 2009. There were no such proceeds in 2010.

Our cash outflow for capital expenditures was $44 million and $56 million for the three months ended March 31, 2010 and 2009, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives. Capital expenditures are expected to be approximately $265 million for 2010, excluding amounts related to the relocation of our Ticona plant in Kelsterbach. We anticipate cash outflows for capital expenditures for our Ticona plant in Kelsterbach to be €238 million during 2010.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased from a cash outflow of $48 million for the three months ended March 31, 2009 to a cash outflow of $15 million for the same period in 2010. The $33 million decrease primarily relates to the decrease in cash payments made on our long and short-term debt during the three months ended March 31, 2010 as compared to 2009.

Debt and Capital

On February 1, 2010, we delivered notice to the holders of our 4.25% Convertible Perpetual Preferred Stock (the “Preferred Stock”), pursuant to which we called for the redemption of all 9.6 million outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the our Series A common stock, par value $0.0001 per share (“Common Stock”), at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by us on February 22, 2010 for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. In addition to the Common Stock issued in respect of the shares of Preferred Stock converted and redeemed, we paid cash in lieu of fractional shares. In issuing these shares of Common Stock, we relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. We paid cash dividends on our Preferred Stock of $3 million during the three months ended March 31, 2010. As a result of the redemption of our Preferred Stock, no future dividends on Preferred Stock will be paid.

On April 5, 2010, we declared a cash dividend of $0.04 per share on our Common Stock amounting to $6 million. The cash dividends are for the period from February 1, 2010 to April 30, 2010 and will be paid on May 1, 2010 to holders of record as of April 15, 2010.

On April 26, 2010, we announced that our Board of Directors approved a 25% increase in the Celanese quarterly Common Stock cash dividend. The Directors increased the quarterly dividend rate from $0.04 to $0.05 per share of Common Stock on a quarterly basis and $0.16 to $0.20 per share of Common Stock on an annual basis. The new dividend rate will be applicable to dividends payable beginning in August 2010.

In February 2008, our Board of Directors authorized the repurchase of up to $400 million of our Common Stock. This authorization was increased by the Board to $500 million in October 2008. The authorizations give management discretion in determining the conditions under which shares may be repurchased. This repurchase program does not have an expiration date. As of March 31, 2010, we have repurchased 9,763,200 shares of our Common Stock at an average purchase price of $38.68 per share for a total of $378 million pursuant to this authorization. No shares were repurchased during the three months ended March 31, 2010.

As of March 31, 2010, we had total debt of $3,491 million compared to $3,501 million as of December 31, 2009. We were in compliance with all of the covenants related to our debt agreements as of March 31, 2010.

Our senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. As of March 31, 2010, there were no outstanding borrowings or letters of credit issued under the revolving credit facility; accordingly, $600 million remained available for borrowing. As of March 31, 2010, there were $90 million of letters of credit issued under the credit-linked revolving facility and $138 million remained available for borrowing.

In June 2009, we entered into an amendment to the senior credit agreement. The amendment reduced the amount available under the revolving credit facility from $650 million to $600 million and increased the first lien senior secured leverage ratio that is applicable when any amount is outstanding under the revolving credit portion of the senior credit agreement. The first lien senior secured leverage ratio is calculated as the ratio of consolidated first lien senior secured debt to earnings before interest, taxes, depreciation and amortization, subject to adjustments identified in the credit agreement. Prior to giving effect to the amendment, the maximum first lien senior secured leverage ratio was 3.90 to 1.00. As amended, the maximum senior secured leverage ratio for the following trailing four-quarter periods is as follows:

First Lien Senior Secured
Leverage Ratio

March 31, 2010	4.75 to 1.00
June 30, 2010	4.25 to 1.00
September 30, 2010	4.25 to 1.00
December 31, 2010 and thereafter	3.90 to 1.00

As a condition to borrowing funds or requesting that letters of credit be issued under the revolving credit facility, our first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed the threshold as specified above. Further, our first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.

Based on the estimated first lien senior secured leverage ratio for the trailing four quarters at March 31, 2010, our borrowing capacity under the revolving credit facility is $600 million. As of the quarter ended March 31, 2010, we estimate our first lien senior secured leverage ratio to be 3.02 to 1.00 (which would be 3.66 to 1.00 were the revolving credit facility fully drawn). The maximum first lien senior secured leverage ratio under the revolving credit facility for such quarter is 4.75 to 1.00. Our availability in future periods will be based on the first lien senior secured leverage ratio applicable to the future periods.

Contractual Obligations

Except as otherwise described in this report, there have been no material revisions to our contractual obligations as described in our 2009 Form 10-K.

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

We describe our significant accounting policies in Note 2, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2009 Form 10-K.

There have been no material revisions to the critical accounting policies as filed in our 2009 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2009 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

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

We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, antitrust, intellectual property, workers’ compensation, chemical exposure, prior acquisitions, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we are actively defending those matters where the Company is named as a defendant. Additionally, we believe, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation claims will not have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. See also Note 18 to the unaudited interim consolidated financial statements for a discussion of material legal proceedings.

There have been no significant developments in the “Legal Proceedings” described in our 2009 Form 10-K other than those disclosed in Note 18 to the unaudited interim consolidated financial statements.

Item 1A.	Risk Factors

There have been no material revisions to the “Risk factors” as described in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2010, the Company delivered notice to the holders of its Preferred Stock, pursuant to which the Company called for the redemption of all 9.6 million outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the Company’s Series A common stock (“Common Stock”), at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by the Company on February 22, 2010 for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. In addition to the Common Stock issued in respect of the shares of Preferred Stock converted and redeemed, the Company paid cash in lieu of fractional shares. In issuing these shares of Common Stock, the Company relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

The table below sets forth information regarding repurchases of our Common Stock during the three months ended March 31, 2010:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	Remaining that may be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

January 1-31, 2010	-	-	-	$122,300,000
February 1-28, 2010	909	$29.90	-	$122,300,000
March 1-31, 2010	3,870	$32.31	-	$122,300,000

(1)	Relates to shares employees have elected to have withheld to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units. No shares were purchased during the three months ended March 31, 2010 under our previously announced stock repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
3.2		Third Amended and Restated By-laws, effective as of October 23, 2008 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ David N. Weidman
David N. Weidman
Chairman of the Board of Directors and
Chief Executive Officer

Date: April 27, 2010

By:	/s/ Steven M. Sterin
Steven M. Sterin
Senior Vice President and
Chief Financial Officer

Date: April 27, 2010