Form 10-Q
period 2010-06-30
Celanese CORP
filed 2010-07-29
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of July 26, 2010 was 156,083,014.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended June 30, 2010

		Page

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	a) Unaudited Interim Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (as adjusted)	3
	b) Unaudited Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (as adjusted)	4
	c) Unaudited Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2010 (as adjusted)	5
	d) Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (as adjusted)	6
	e) Notes to the Unaudited Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	48
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	[Removed and Reserved]	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
Signatures		51
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		As Adjusted		As Adjusted
		(Note 3)		(Note 3)
	(In $ millions, except share and per share data)

Net sales	1,517	1,244	2,905	2,390
Cost of sales	(1,214)	(996)	(2,384)	(1,942)

Gross profit	303	248	521	448
Selling, general and administrative expenses	(123)	(114)	(246)	(228)
Amortization of intangible assets	(15)	(21)	(30)	(38)
Research and development expenses	(18)	(18)	(37)	(38)
Other (charges) gains, net	(6)	(6)	(83)	(27)
Foreign exchange gain (loss), net	-	1	2	3
Gain (loss) on disposition of businesses and assets, net	15	(1)	15	(4)

Operating profit (loss)	156	89	142	116
Equity in net earnings (loss) of affiliates	45	35	94	41
Interest expense	(49)	(54)	(98)	(105)
Interest income	1	2	2	5
Dividend income — cost investments	72	53	72	56
Other income (expense), net	(1)	2	5	3

Earnings (loss) from continuing operations before tax	224	127	217	116
Income tax (provision) benefit	(61)	(17)	(41)	(22)

Earnings (loss) from continuing operations	163	110	176	94

Earnings (loss) from operation of discontinued operations	(5)	(1)	(5)	-
Gain (loss) on disposition of discontinued operations	-	-	2	-
Income tax (provision) benefit from discontinued operations	2	-	1	-

Earnings (loss) from discontinued operations	(3)	(1)	(2)	-

Net earnings (loss)	160	109	174	94
Net (earnings) loss attributable to noncontrolling interests	-	-	-	-

Net earnings (loss) attributable to Celanese Corporation	160	109	174	94
Cumulative preferred stock dividends	-	(2)	(3)	(5)

Net earnings (loss) available to common shareholders	160	107	171	89

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	163	110	176	94
Earnings (loss) from discontinued operations	(3)	(1)	(2)	-

Net earnings (loss)	160	109	174	94

Earnings (loss) per common share — basic
Continuing operations	1.04	0.75	1.13	0.62
Discontinued operations	(0.02)	(0.01)	(0.01)	-

Net earnings (loss) — basic	1.02	0.74	1.12	0.62

Earnings (loss) per common share — diluted
Continuing operations	1.03	0.70	1.11	0.60
Discontinued operations	(0.02)	(0.01)	(0.01)	-

Net earnings (loss) — diluted	1.01	0.69	1.10	0.60

Weighted average shares — basic	156,326,226	143,528,126	153,315,950	143,517,588
Weighted average shares — diluted	158,405,119	157,077,970	158,674,073	156,355,049

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2010	2009
		As Adjusted
		(Note 3)
	(In $ millions, except share data)

ASSETS
Current assets
Cash and cash equivalents	1,081	1,254
Trade receivables — third party and affiliates (net of allowance for doubtful accounts — 2010: $17; 2009: $18)	862	721
Non-trade receivables	244	262
Inventories	522	522
Deferred income taxes	41	42
Marketable securities, at fair value	2	3
Assets held for sale	-	2
Other assets	70	50

Total current assets	2,822	2,856

Investments in affiliates	769	792
Property, plant and equipment (net of accumulated depreciation — 2010: $1,111; 2009: $1,130)	2,676	2,797
Deferred income taxes	485	484
Marketable securities, at fair value	75	80
Other assets	273	311
Goodwill	736	798
Intangible assets, net	269	294

Total assets	8,105	8,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	265	242
Trade payables — third party and affiliates	607	649
Other liabilities	532	611
Deferred income taxes	30	33
Income taxes payable	76	72

Total current liabilities	1,510	1,607

Long-term debt	3,162	3,259
Deferred income taxes	121	137
Uncertain tax positions	224	229
Benefit obligations	1,260	1,288
Other liabilities	1,139	1,306
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2010: 0 issued and outstanding; 2009: 9,600,000 issued and outstanding)	-	-
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2010: 177,352,475 issued and 156,072,197 outstanding; 2009: 164,995,755 issued and 144,394,069 outstanding)	-	-
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2010 and 2009: 0 issued and outstanding)	-	-
Treasury stock, at cost (2010: 21,280,278; 2009: 20,601,686)	(801)	(781)
Additional paid-in capital	535	522
Retained earnings	1,664	1,505
Accumulated other comprehensive income (loss), net	(709)	(660)

Total Celanese Corporation shareholders’ equity	689	586
Noncontrolling interests	-	-

Total shareholders’ equity	689	586

Total liabilities and shareholders’ equity	8,105	8,412

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended
	June 30, 2010
	Shares	Amount
		As Adjusted
		(Note 3)
	(In $ millions, except share data)

Preferred stock
Balance as of the beginning of the period	9,600,000	-
Redemption of preferred stock	(9,600,000)	-

Balance as of the end of the period	-	-

Series A common stock
Balance as of the beginning of the period	144,394,069	-
Stock option exercises	213,568	-
Conversion of preferred stock	12,084,942	-
Redemption of preferred stock	7,437	-
Purchases of treasury stock	(678,592)	-
Stock awards	50,773	-

Balance as of the end of the period	156,072,197	-

Treasury stock
Balance as of the beginning of the period	20,601,686	(781)
Purchases of treasury stock, including related fees	678,592	(20)

Balance as of the end of the period	21,280,278	(801)

Additional paid-in capital
Balance as of the beginning of the period		522
Stock-based compensation, net of tax		10
Stock option exercises, net of tax		3

Balance as of the end of the period		535

Retained earnings
Balance as of the beginning of the period		1,505
Net earnings (loss) attributable to Celanese Corporation		174
Series A common stock dividends		(12)
Preferred stock dividends		(3)

Balance as of the end of the period		1,664

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(660)
Unrealized gain (loss) on securities		1
Foreign currency translation		(59)
Unrealized gain (loss) on interest rate swaps		3
Pension and postretirement benefits		6

Balance as of the end of the period		(709)

Total Celanese Corporation shareholders’ equity		689

Noncontrolling interests
Balance as of the beginning of the period		-
Net earnings (loss) attributable to noncontrolling interests		-

Balance as of the end of the period		-

Total shareholders’ equity		689

Comprehensive income (loss)
Net earnings (loss)		174
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities		1
Foreign currency translation		(59)
Unrealized gain (loss) on interest rate swaps		3
Pension and postretirement benefits		6

Total comprehensive income (loss), net of tax		125

Comprehensive (income) loss attributable to noncontrolling interests		-

Comprehensive income (loss) attributable to Celanese Corporation		125

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
		As Adjusted
		(Note 3)
	(In $ millions)

Operating activities
Net earnings (loss)	174	94
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	35	(6)
Depreciation, amortization and accretion	159	156
Deferred income taxes, net	(10)	3
(Gain) loss on disposition of businesses and assets, net	(15)	3
Other, net	30	2
Operating cash provided by (used in) discontinued operations	2	1
Changes in operating assets and liabilities
Trade receivables — third party and affiliates, net	(150)	(70)
Inventories	(32)	75
Other assets	24	55
Trade payables — third party and affiliates	28	35
Other liabilities	(26)	(49)

Net cash provided by (used in) operating activities	219	299
Investing activities
Capital expenditures on property, plant and equipment	(78)	(96)
Acquisitions, net of cash acquired	(46)	-
Proceeds from sale of businesses and assets, net	20	(1)
Deferred proceeds on Ticona Kelsterbach plant relocation	-	412
Capital expenditures related to Ticona Kelsterbach plant relocation	(151)	(147)
Proceeds from sale of marketable securities	-	15
Other, net	(20)	-

Net cash provided by (used in) investing activities	(275)	183
Financing activities
Short-term borrowings (repayments), net	(9)	6
Repayments of long-term debt	(38)	(46)
Refinancing costs	-	(3)
Purchases of treasury stock, including related fees	(20)	-
Stock option exercises	4	1
Series A common stock dividends	(12)	(12)
Preferred stock dividends	(3)	(5)

Net cash provided by (used in) financing activities	(78)	(59)
Exchange rate effects on cash and cash equivalents	(39)	46

Net increase (decrease) in cash and cash equivalents	(173)	469
Cash and cash equivalents at beginning of period	1,254	676

Cash and cash equivalents at end of period	1,081	1,145

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and Basis of Presentation

Description of the Company

Celanese Corporation and its subsidiaries (collectively the “Company”) is a leading, global technology and specialty materials company. The Company’s business involves processing chemical raw materials, such as methanol, carbon monoxide and ethylene, and natural products, including wood pulp, into value-added chemicals, thermoplastic polymers and other chemical-based products.

Basis of Presentation

The unaudited interim consolidated financial statements for the three and six months ended June 30, 2010 and 2009 contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In this Quarterly Report, the term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, and not its subsidiaries, except where otherwise indicated.

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

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

In the ordinary course of the business, the Company enters into contracts and agreements relative to a number of topics, including acquisitions, dispositions, joint ventures, supply agreements, product sales and other arrangements. The Company endeavors to describe those contracts or agreements that are material to its business, results of operations or financial position. The Company may also describe some arrangements that are not material but in which the Company believes investors may have an interest or which may have been subject to a Form 8-K filing. Investors should not assume the Company has described all contracts and agreements relative to the Company’s business in this Quarterly Report.

Estimates and Assumptions

The preparation of unaudited interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Significant estimates pertain to impairments of goodwill, intangible assets and other long-lived assets, purchase price allocations, restructuring costs and other (charges) gains, net, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

2.	Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends FASB Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to continue to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no impact on the Company’s financial position, results of operations or cash flows.

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

3.	Acquisitions, Dispositions, Ventures and Plant Closures

Acquisitions

On May 5, 2010, the Company acquired two product lines, Zenite® liquid crystal polymer (“LCP”) and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”), from DuPont Performance Polymers. The acquisition will continue to build upon the Company’s position as a global supplier of high performance materials and technology-driven applications. These two product lines broaden the Company’s Ticona Engineering Polymers offerings within its Advanced Engineered Materials segment, enabling the Company to respond to a globalizing customer base, especially in the high growth electrical and electronics application markets. Pro forma financial information since the acquisition date has not been provided as the acquisition did not have a material impact on the Company’s financial information. The Company incurred $1 million in direct transaction costs as a result of this acquisition.

The Company allocated the purchase price of the acquisition to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered a Level 3 measurement under FASB Topic ASC 820, Fair Value Measurements and Disclosures (“FASB ASC Topic 820”). The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company, with the assistance of third-party valuation consultants, calculated the fair value of the intangible assets acquired to allocate the purchase price at the respective acquisition date.

The consideration paid for the product lines and the amounts of the intangible assets acquired recognized at the acquisition date are as follows:

	Weighted
	Average Life
	(In years)	(In $ millions)

Cash consideration		46

Intangible assets acquired
Trademarks and trade names	indefinite	9
Developed technology	10	7
Covenant not to compete and other	3	11
Customer-related intangible assets	10	6
Goodwill		13

Total		46

In connection with the acquisition, the Company has committed to purchase certain inventory at a future date valued at a range between $12 million and $17 million.

In December 2009, the Company acquired the business and assets of FACT GmbH (Future Advanced Composites Technology) (“FACT”), a German company, for a purchase price of €5 million ($7 million). FACT develops, produces and markets long-fiber reinforced thermoplastics. As part of the acquisition, the Company entered into a ten year lease agreement with the seller for the property and buildings on which the FACT business is located with an option to purchase the property at various times throughout the lease. The acquired business is included in the Advanced Engineered Materials segment.

Dispositions

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

Ventures

The Company indirectly owns a 25% interest in its National Methanol Company (“Ibn Sina”) affiliate through CTE Petrochemicals Company (“CTE”), a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into the Ibn Sina joint venture agreement in 1981. In April 2010, the Company announced that Ibn Sina will construct a 50,000 ton polyacetal (“POM”) production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Upon successful startup of the POM facility, the Company’s indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC’s economic interest will remain unchanged.

In connection with this transaction, the Company reassessed the factors surrounding the accounting method for this investment and changed the accounting from the cost method of accounting for investments to the equity method of accounting for investments beginning April 1, 2010. Financial information relating to this investment for prior periods has been retrospectively adjusted to apply the equity method of accounting. Effective April 1, 2010, the Company moved its investment in the Ibn Sina affiliate from its Acetyl Intermediates segment to its Advanced Engineered Materials segment to reflect the change in the affiliate’s business dynamics and growth opportunities as a result of the future construction of the POM facility. Business segment information for prior periods included in Note 18 has been retrospectively adjusted to reflect the change.

The retrospective effect of applying the equity method of accounting to this investment to the unaudited interim consolidated statements of operations is as follows:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	As	As Adjusted for		As	As Adjusted for
	Originally	Retrospective	Effect of	Originally	Retrospective	Effect of
	Reported	Application	Change	Reported	Application	Change
	(In $ millions, except per share data)

Equity in net earnings (loss) of affiliates	27	35	8	25	41	16
Dividend income — cost investments	56	53	(3)	62	56	(6)
Earnings (loss) from continuing operations before tax	122	127	5	106	116	10
Earnings (loss) from continuing operations	105	110	5	84	94	10
Net earnings (loss)	104	109	5	84	94	10
Net earnings (loss) attributable to Celanese Corporation	104	109	5	84	94	10
Net earnings (loss) available to common shareholders	102	107	5	79	89	10

Earnings (loss) per common share — basic
Continuing operations	0.72	0.75	0.03	0.55	0.62	0.07
Discontinued operations	(0.01)	(0.01)	-	-	-	-

Net earnings (loss) — basic	0.71	0.74	0.03	0.55	0.62	0.07

Earnings (loss) per common share — diluted
Continuing operations	0.67	0.70	0.03	0.54	0.60	0.06
Discontinued operations	(0.01)	(0.01)	-	-	-	-

Net earnings (loss) — diluted	0.66	0.69	0.03	0.54	0.60	0.06

The retrospective effect of applying the equity method of accounting to this investment to the unaudited consolidated balance sheet is as follows:

	As of December 31, 2009
		As Adjusted for
	As Originally	Retrospective	Effect of
	Reported	Application	Change
	(In $ millions)

Investments in affiliates	790	792	2
Total assets	8,410	8,412	2
Retained earnings	1,502	1,505	3
Accumulated other comprehensive income (loss), net	(659)	(660)	(1)
Total Celanese Corporation shareholders’ equity	584	586	2
Total shareholders’ equity	584	586	2
Total liabilities and shareholders’ equity	8,410	8,412	2

The retrospective effect of applying the equity method of accounting to this investment to the unaudited interim consolidated statement of cash flows is as follows:

	Six Months Ended June 30, 2009
	As	As Adjusted for
	Originally	Retrospective	Effect of
	Reported	Application	Change
	(In $ millions)

Net earnings (loss)	84	94	10
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other, net	12	2	(10)

Plant Closures

In April 2010, the Company announced it was considering a plan to consolidate its global acetate manufacturing capabilities by proposing the closure of its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. The consolidation is designed to strengthen the Company’s competitive position, reduce fixed costs and align future production capacities with anticipated industry demand trends. The consolidation is also driven by a global shift in product consumption. The Company would expect to serve its acetate customers under this proposal by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company’s acetate affiliate facilities in China.

During the first quarter of 2010, the Company concluded that certain long-lived assets of the Spondon, Derby, United Kingdom facility were partially impaired. Accordingly, during the six months ended June 30, 2010, the Company recorded long-lived asset impairment losses of $72 million (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations. The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

On July 27, 2010, the Company concluded the formal consultation process with employees and their representatives and is continuing to consider a plan to consolidate its global acetate manufacturing capabilities by closing its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. The Company has made a final offer to the union regarding severance and will continue to negotiate with the labor unions other measures of assistance aimed at minimizing the effects of the plant’s closing on the Spondon workforce, including training and outplacement.

In July 2009, the Company announced that its wholly-owned French subsidiary, Acetex Chimie, completed the consultation process with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company ceased all manufacturing operations and associated activities in December 2009. The Company agreed with the workers council on a set of measures of assistance aimed at minimizing the effects of the plant’s closing on the Pardies workforce, including training, outplacement and severance. The Pardies, France facility is included in the Acetyl Intermediates segment.

The exit costs and plant shutdown costs recorded in the unaudited interim consolidated statements of operations related to the Project of Closure (Note 13) are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
	(In $ millions)

Employee termination benefits	(1)	(2)
Asset impairments	-	(1)
Contract termination costs	-	(3)
Reindustrialization costs	-	(3)

Total exit costs recorded to Other (charges) gains, net	(1)	(9)

Environmental remediation reserves	2	-
Inventory write-offs	-	(4)
Other	(2)	(5)

Total plant shutdown costs	-	(9)

Assets held for sale in the unaudited consolidated balance sheets includes an office building with a net book value of $2 million as of December 31, 2009. As of June 30, 2010, the Company sold the office building and recorded a gain of $14 million in Gain (loss) on disposition of businesses and assets, net, in the unaudited interim consolidated statements of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In $ millions)

Proceeds from sale of securities	-	-	-	15

Realized gain on sale of securities	1	2	1	3
Realized loss on sale of securities	-	-	-	-

Net realized gain (loss) on sale of securities	1	2	1	3

The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value below carrying value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, the Company considers qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the Company writes down the carrying value of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. The Company did not recognize any other-than-temporary impairment losses related to equity securities in the unaudited interim consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.

The amortized cost, gross unrealized gain, gross unrealized loss and fair value for available-for-sale securities by major security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In $ millions)

US government debt securities	25	5	-	30
US corporate debt securities	1	-	-	1

Total debt securities	26	5	-	31
Equity securities	52	-	(7)	45
Money market deposits and other securities	1	-	-	1

As of June 30, 2010	79	5	(7)	77

US government debt securities	26	2	-	28
US corporate debt securities	1	-	-	1

Total debt securities	27	2	-	29
Equity securities	55	-	(3)	52
Money market deposits and other securities	2	-	-	2

As of December 31, 2009	84	2	(3)	83

Fixed maturities as of June 30, 2010 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In $ millions)

Within one year	2	2
From one to five years	-	-
From six to ten years	-	-
Greater than ten years	25	30

Total	27	32

Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

5.	Inventories

	As of	As of
	June 30,	December 31,
	2010	2009
	(In $ millions)

Finished goods	381	367
Work-in-process	27	28
Raw materials and supplies	114	127

Total	522	522

6.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(In $ millions)

As of December 31, 2009
Goodwill	263	257	35	243	798
Accumulated impairment losses	-	-	-	-	-

	263	257	35	243	798
Acquisition (Note 3)	13	-	-	-	13
Reallocation of Ibn Sina goodwill (Note 18)	34	-	-	(34)	-
Exchange rate changes	(22)	(17)	(2)	(34)	(75)

As of June 30, 2010
Goodwill	288	240	33	175	736
Accumulated impairment losses	-	-	-	-	-

Total	288	240	33	175	736

Intangible Assets, Net

			Customer-		Covenants
	Trademarks		Related		Not to
	and Trade		Intangible	Developed	Compete
	Names	Licenses	Assets	Technology	and Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2009	83	29	552	13	12	689
Acquisition (Note 3)	9	-	6	7	11	33
Exchange rate changes	(8)	-	(65)	-	(1)	(74)

As of June 30, 2010	84	29	493	20	22	648

Accumulated Amortization
As of December 31, 2009	(5)	(6)	(362)	(11)	(11)	(395)
Amortization	-	(2)	(27)	-	(1)	(30)
Exchange rate changes	-	-	45	1	-	46

As of June 30, 2010	(5)	(8)	(344)	(10)	(12)	(379)

Net book value	79	21	149	10	10	269

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)

2011	63
2012	47
2013	29
2014	18
2015	8

The Company’s trademarks and trade names have an indefinite life.

As of June 30, 2010, the Company did not renew or extend any intangible assets.

7.	Current Other Liabilities

	As of	As of
	June 30,	December 31,
	2010	2009
	(In $ millions)

Salaries and benefits	92	100
Environmental (Note 11)	15	13
Restructuring (Note 13)	53	99
Insurance	29	37
Asset retirement obligations	11	22
Derivatives	67	75
Current portion of benefit obligations	49	49
Interest	18	20
Sales and use tax/foreign withholding tax payable	13	15
Uncertain tax positions	5	5
Other	180	176

Total	532	611

8.	Noncurrent Other Liabilities

	As of	As of
	June 30,	December 31,
	2010	2009
	(In $ millions)

Environmental (Note 11)	82	93
Insurance	88	85
Deferred revenue	43	49
Deferred proceeds (Note 20)	725	846
Asset retirement obligations	56	45
Derivatives	35	44
Income taxes payable	34	61
Other	76	83

Total	1,139	1,306

9.	Debt

	As of	As of
	June 30,	December 31,
	2010	2009
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt, interest rates ranging from 2.31% to 25.73%	103	102
Short-term borrowings, including amounts due to affiliates, interest rates ranging from 0.27% to 5.04%	162	140

Total	265	242

Long-term debt
Senior credit facilities: Term loan facility due 2014	2,688	2,785
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings due at various dates through 2054	260	242
Other bank obligations, interest rates ranging from 2.3% to 5.3%, due at various dates through 2014	136	153

Subtotal	3,265	3,361
Less: Current installments of long-term debt	103	102

Total	3,162	3,259

Senior Credit Facilities

The Company’s senior credit facility consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014. Borrowings under the senior credit agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the term loans and any loans under the credit-linked revolving facility is 1.75%, subject to potential reductions as defined in the senior credit agreement. As of June 30, 2010, the applicable margin was 1.75%. The term loans under the senior credit agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on April 2, 2014.

As of June 30, 2010, the balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

(In $ millions)

Revolving credit facility
Borrowings outstanding	-
Letters of credit issued	-
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	91
Available for borrowing	137

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

As a condition to borrowing funds or requesting that letters of credit be issued under that facility, the Company’s first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed the threshold as specified below. Further, the Company’s first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.

Prior to giving effect to the amendment, the maximum first lien senior secured leverage ratio was 3.90 to 1.00. The Company’s amended maximum first lien senior secured leverage ratios, estimated first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility as of June 30, 2010 are as follows:

First Lien Senior Secured Leverage Ratios
			Estimate, If Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
(In $ millions)

June 30, 2010	4.25 to 1.00	2.7 to 1.00	3.34 to 1.00	600
September 30, 2010	4.25 to 1.00
December 31, 2010 and thereafter	3.90 to 1.00

The Company’s senior credit agreement also contains a number of restrictions on certain of its subsidiaries, including, but not limited to, restrictions on their ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or certain hedge transactions; or engage in other businesses. The senior credit agreement also contains a number of affirmative covenants and events of default, including a cross-default to other debt of certain of the Company’s subsidiaries in an aggregate amount equal to $40 million or greater and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the loans and other financial obligations under the Company’s senior credit agreement.

The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2010.

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

10.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In $ millions)

Service cost	8	7	1	1	16	14	1	1
Interest cost	48	48	3	4	96	95	7	8
Expected return on plan assets	(50)	(52)	-	-	(100)	(102)	-	-
Recognized actuarial (gain) loss	2	1	(1)	(2)	4	1	(2)	(3)
Curtailment (gain) loss	(1)	1	-	-	(3)	1	-	-

Total	7	5	3	3	13	9	6	6

The Company expects to contribute $52 million to its defined benefit pension plans in 2010. As of June 30, 2010, $24 million of contributions have been made. The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company expects to make benefit contributions of $27 million under the provisions of its other postretirement benefit plans in 2010. As of June 30, 2010, $14 million of benefit contributions have been made.

The Company participates in multiemployer defined benefit plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit plans are based on specified percentages of employee contributions and totaled $3 million and $4 million for each of the six months ended June 30, 2010 and 2009, respectively.

11.	Environmental

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

The Company’s environmental remediation reserves are recorded in the unaudited consolidated balance sheets as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(In $ millions)

Current other liabilities	15	13
Noncurrent other liabilities	82	93

Total	97	106

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

The Company’s environmental remediation reserves are recorded in the unaudited consolidated balance sheets as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(In $ millions)

Demerger obligations (Note 17)	29	32
Divestiture obligations (Note 17)	30	32
US Superfund sites	11	10
Other environmental remediation reserves	27	32

Total	97	106

12.	Shareholders’ Equity

Preferred Stock

On February 1, 2010, the Company delivered notice to the holders of its 4.25% Convertible Perpetual Preferred Stock (the “Preferred Stock”) that it was calling for the redemption of all 9.6 million outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the Company’s Series A Common Stock, par value $0.0001 per share (“Common Stock”), at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by the Company on February 22, 2010 for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. In addition to the shares of Common Stock issued in respect of the shares of Preferred Stock converted and redeemed, the Company paid cash in lieu of fractional shares. The Company recorded expense of less than $1 million in Additional paid-in capital in the unaudited interim consolidated statements of shareholders’ equity and comprehensive income (loss) for the six months ended June 30, 2010 related to the conversion and redemption of the Preferred Stock.

Treasury Stock

In February 2008, the Company’s Board of Directors authorized the repurchase of up to $400 million of the Company’s Common Stock. This authorization was increased by the Board of Directors to $500 million in October 2008. The authorizations give management discretion in determining the conditions under which shares may be repurchased. The number of shares repurchased and the average purchase price paid per share pursuant to this authorization are as follows:

	Six Months Ended		Total From
	June 30,		Inception Through
	2010	2009	June 30, 2010

Shares repurchased	678,592	-	10,441,792
Average purchase price per share	$29.47	$-	$38.09
Amount spent on repurchased shares (in millions)	$20	$-	$398

Purchases of treasury stock reduce the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Dividends

In April 2010, the Company announced that its Board of Directors approved a 25% increase in the Company’s quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.04 to $0.05 per share of Common Stock on a quarterly basis and $0.16 to $0.20 per share of Common Stock on an annual basis. The new dividend rate will be applicable to dividends payable beginning in August 2010.

Other Comprehensive Income (Loss), Net

Adjustments to Net earnings (loss) used to calculate Other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In $ millions)

Adjustments to net earnings (loss)	(19)	101	(44)	(10)
Income tax (provision) benefit	(3)	1	(5)	1

Adjustments to net earnings (loss), net	(22)	102	(49)	(9)

13.	Other (Charges) Gains, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In $ millions)

Employee termination benefits	(4)	(5)	(9)	(29)
Ticona Kelsterbach plant relocation (Note 20)	(4)	(3)	(10)	(6)
Plumbing actions	2	2	14	3
Insurance recoveries associated with Clear Lake, Texas	-	-	-	6
Asset impairments	-	-	(72)	(1)
Plant/office closures	-	-	(6)	-

Total	(6)	(6)	(83)	(27)

2010

During the first quarter of 2010, the Company concluded that certain long-lived assets were partially impaired at its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 3). Accordingly, the

Company wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million for the six months ended June 30, 2010. The Company calculated the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the reporting unit which is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

As a result of the Company’s Pardies, France Project of Closure (Note 3), the Company recorded exit costs of $1 million in employee termination benefits for the three months ended June 30, 2010. The Company recorded exit costs of $9 million during the six months ended June 30, 2010, which consisted of $2 million in employee termination benefits, $1 million of long-lived asset impairment losses, $3 million of contract termination costs and $3 million of reindustrialization costs. The Pardies, France facility is included in the Acetyl Intermediates segment.

Other charges for the six months ended June 30, 2010 was partially offset by $13 million of recoveries and a $1 million decrease in legal reserves associated with plumbing cases included in the Advanced Engineered Materials segment.

2009

During the first quarter of 2009, the Company began efforts to align production capacity and staffing levels with the Company’s view of an economic environment of prolonged lower demand. For the six months ended June 30, 2009, Other charges included employee termination benefits of $28 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, the Company recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the six months ended June 30, 2009. The VAM production unit in Cangrejera, Mexico is included in the Acetyl Intermediates segment.

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

The changes in the restructuring reserves by business segment are as follows:

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total
	(In $ millions)

Employee Termination Benefits
Reserve as of December 31, 2009	7	4	3	60	7	81
Additions	2	2	-	-	2	6
Cash payments	(3)	(3)	(2)	(19)	(2)	(29)
Other changes	-	-	-	-	(1)	(1)
Exchange rate changes	(1)	-	-	(7)	(1)	(9)

Reserve as of June 30, 2010	5	3	1	34	5	48

Plant/Office Closures
Reserve as of December 31, 2009	-	-	-	17	1	18
Additions	-	-	-	6	-	6
Cash payments	-	-	-	(17)	-	(17)
Exchange rate changes	-	-	-	(2)	-	(2)

Reserve as of June 30, 2010	-	-	-	4	1	5

Total	5	3	1	38	6	53

14.	Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2010 was 27% compared to 13% for the three months ended June 30, 2009. The increase in the effective rate was primarily due to foreign losses not resulting in tax benefits in the current period and increases in reserves for uncertain tax positions and related interest. The Company’s effective income tax rate for the six months ended June 30, 2010 was 19% compared to 19% for the six months ended June 30, 2009. The 2010 effective rate was favorably impacted by the effect of new tax legislation in Mexico, offset by foreign losses not resulting in tax benefits in the current period and the effect of healthcare reform in the US.

In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Currently, employers providing retiree prescription drug coverage that is at least as valuable as the coverage offered under Medicare Part D are entitled to a subsidy from the government. Prior to the enactment of the new law, employers were entitled to deduct the entire cost of providing the retiree prescription drug coverage, even though a portion was offset by the subsidy. Under the new law, in years subsequent to 2012, the tax deductible prescription coverage is reduced by the amount of the subsidy. As a result, the Company reduced its deferred tax asset related to postretirement prescription drug coverage by the amount of the subsidy to be received subsequent to 2012. This reduction of $7 million to the Company’s deferred tax asset was charged to deferred tax expense during the three months ended March 31, 2010.

On December 7, 2009, Mexico enacted the 2010 Mexican Tax Reform Bill (“Tax Reform Bill”) effective January 1, 2010. The estimated income tax impact to the Company of the Tax Reform Bill at December 31, 2009 was $73 million and was charged to tax expense during the three months ended December 31, 2009.

On March 31, 2010, the Mexican tax authorities issued new regulations clarifying various provisions in the 2010 Tax Reform Bill, including certain aspects of the recapture rules related to income tax loss carryforwards, intercompany dividends and differences between consolidated and individual Mexican tax earnings and profits. At March 31, 2010, the application of the new regulations resulted in a reduction of $43 million to the estimated income tax impact of the Tax Reform Bill that was recorded by the Company during the three months ended December 31, 2009. After inflation and exchange rate changes, the Company’s estimated tax liability at June 30, 2010 related to the combined Tax Reform Bill and the new regulations is as follows:

(In $ millions)

2010	-
2011	2
2012	3
2013	4
2014 and thereafter	23

Total	32

Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the six months ended June 30, 2010, the total unrecognized tax benefits, interest and penalties related to uncertain tax positions increased by $8 million for interest and changes in unrecognized tax benefits in US and foreign jurisdictions, and decreased $25 million due to exchange rate changes. Currently, uncertain tax positions are not expected to change significantly over the next 12 months.

15.	Derivative Financial Instruments

Risk Management

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of its variable rate debt into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges. If an interest rate swap agreement is terminated prior to its maturity, the amount previously recorded in Accumulated other comprehensive income (loss), net is recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in Accumulated other comprehensive income (loss), net are recognized into earnings immediately.

The Company also enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. Through these instruments, the Company mitigates its foreign currency exposure on transactions with third party entities as well as intercompany transactions. The foreign currency forwards and swaps are not designated as hedges under FASB ASC 815, Derivatives and Hedging. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are classified as Other income (expense), net, in the unaudited interim consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are classified as Foreign exchange gain (loss), net, in the unaudited interim consolidated statements of operations.

The notional values of the Company’s derivative arrangements are as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(In millions)

US dollar interest rate swap agreements	$1,500	$1,600
Euro interest rate swap agreements	€150	€150
Foreign currency forwards and swaps	$900	$1,500

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended				Six Months Ended
	June 30, 2010				June 30, 2010
	Gain (Loss)				Gain (Loss)
	Recognized in Other		Gain (Loss)		Recognized in Other		Gain (Loss)
	Comprehensive		Recognized in		Comprehensive		Recognized in
	Income		Income		Income		Income
	(In $ millions)

Derivatives designated as cash flow hedging instruments
Interest rate swaps	(7	) (2)	(17	) (1)	(23	) (3)	(35	) (1)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-		13		-		38

Total	(7)		(4)		(23)		3

(1)	Amount represents reclassification from Accumulated other comprehensive income and is classified as Interest expense in the unaudited interim consolidated statements of operations.
(2)	Amount excludes $3 million of losses associated with the Company’s equity method investments’ derivative activity and $1 million of tax expense.
(3)	Amount excludes $5 million of losses associated with the Company’s equity method investments’ derivative activity and $4 million of tax expense.

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Gain (Loss)			Gain (Loss)
	Recognized in Other	Gain (Loss)		Recognized in Other	Gain (Loss)
	Comprehensive	Recognized in		Comprehensive	Recognized in
	Income	Income		Income	Income
	(In $ millions)

Derivatives designated as cash flow hedging instruments
Interest rate swaps	2	(15	) (1)	(13)	(27	) (1)
Derivatives designated as net investment hedging instruments
Euro-denominated term loan	(1)	-		-	-
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(6)		-	(15)

Total	1	(21)		(13)	(42)

(1)	Amount represents reclassification from Accumulated other comprehensive income and is classified as Interest expense in the unaudited interim consolidated statements of operations.

See Note 16 for additional information regarding the fair value of the Company’s derivative arrangements.

16.	Fair Value Measurements

On January 1, 2009, the Company adopted the provisions of FASB ASC Topic 820 for nonrecurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, property, plant and equipment and asset retirement obligations. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Topic ASC 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
	(In $ millions)

Marketable securities, at fair value
US government debt securities	-	30	30
US corporate debt securities	-	1	1

Total debt securities	-	31	31
Equity securities	45	-	45
Money market deposits and other securities	-	1	1

Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	3	3	(1)

Total assets as of June 30, 2010	45	35	80

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(63)	(63	) (2)
Interest rate swaps	-	(35)	(35	) (3)

Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(4)	(4	) (2)

Total liabilities as of June 30, 2010	-	(102)	(102)

Marketable securities, at fair value
US government debt securities	-	28	28
US corporate debt securities	-	1	1

Total debt securities	-	29	29
Equity securities	52	-	52
Money market deposits and other securities	-	2	2
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	12	12	(1)

Total assets as of December 31, 2009	52	43	95

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(68)	(68	) (2)
Interest rate swaps	-	(44)	(44	) (3)

Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(7)	(7	) (2)

Total liabilities as of December 31, 2009	-	(119)	(119)

(1)	Included in current Other assets in the unaudited consolidated balance sheets.

(2)	Included in current Other liabilities in the unaudited consolidated balance sheets.

(3)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

Summarized below are the carrying values and estimated fair values of financial instruments that are not carried at fair value in the Company’s unaudited consolidated balance sheets:

	As of		As of
	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In $ millions)

Cost investments (As adjusted, Note 3)	132	-	129	-
Insurance contracts in nonqualified pension trusts	70	70	66	66
Long-term debt, including current installments of long-term debt	3,265	3,104	3,361	3,246

In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of June 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.

The fair value of long-term debt is based on valuations from third-party banks and market quotations.

17.	Commitments and Contingencies

The Company is involved in legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, contract, antitrust, intellectual property, workers’ compensation, chemical exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, the Company is actively defending those matters where the Company is named as a defendant. Additionally, the Company believes, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation and claims will not have a material adverse effect on the financial position of the Company; however, the ultimate outcome of any given matter may have a material impact on the results of operations or cash flows of the Company in any given reporting period.

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

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements that called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlement, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. As of June 30, 2010, the aggregate funding is $1,111 million due to additional contributions and funding commitments made primarily by other parties. The time to file claims for this class has now expired. Accordingly, the court has approved dissolution of the class with termination anticipated by the end of 2010. During the period between 1995 and 2001, CNA Holdings was also named as a defendant in the following putative class actions:

■       Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) (class was certified).

■       Couture, et al. v. Shell Oil Company, et al., No. 200-06-000001-985 (Quebec Superior Court, Canada).

■       Dilday, et al. v. Hoechst Celanese Corporation, et al., No. 15187 (Chancery Ct., Weakley County, Tennessee).

■       Furlan v. Shell Oil Company, et al., No. C967239 (British Columbia Supreme Court, Vancouver Registry, Canada).

■       Gariepy, et al. v. Shell Oil Company, et al., No. 30781/99 (Ontario Court General Division, Canada).

■       Shelter General Insurance Co., et al. v. Shell Oil Company, et al., No. 16809 (Chancery Ct., Weakley County, Tennessee).

■       St. Croix Ltd., et al. v. Shell Oil Company, et al., No. 1997/467 (Territorial Ct., St. Croix Division, the US Virgin Islands).

■       Tranter v. Shell Oil Company, et al., No. 46565/97 (Ontario Court General Division, Canada).

In addition, between 1994 and 2008 CNA Holdings was named as a defendant in numerous non-class actions filed in Arizona, Florida, Georgia, Louisiana, Mississippi, New Jersey, Tennessee and Texas, the US Virgin Islands and Canada of which eight are currently pending. In all of these actions, the plaintiffs have sought recovery for alleged damages caused by leaking polybutylene plumbing. Damage amounts have generally not been specified but these cases generally do not involve (either individually or in the aggregate) a large number of homes.

The Company’s remaining plumbing action accruals recorded in the unaudited consolidated balance sheets as of June 30, 2010 and December 31, 2009 are $54 million and $55 million, respectively. The Company recorded recoveries and reductions in legal reserves related to plumbing actions (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In $ millions)

Recoveries	2	1	13	2
Legal reserve reductions	-	1	1	1

Total	2	2	14	3

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

In certain of the agreements, Celanese GmbH received a fixed settlement amount. The indemnities under these agreements generally are limited to, but in some cases are greater than, the amount received in settlement from the insurance company. The maximum exposure under some of these indemnifications is $95 million, while other settlement agreements with fixed settlement amounts have no stated indemnification limits.

There are other agreements whereby the settling insurer agreed to pay a fixed percentage of claims that relate to that insurer’s policies. The Company has provided indemnifications to the insurers for amounts paid in excess of the settlement percentage. These indemnifications do not provide for monetary or time limitations.

Sorbates Antitrust Actions

In 2004 a civil antitrust action styled Freeman Industries LLC v. Eastman Chemical Co., et al. (No. C34355), was filed against Hoechst, Nutrinova, Inc. and others in the Law Court for Sullivan County in Kingsport, Tennessee. The

plaintiff sought monetary damages and other relief for alleged violations of Tennessee state antitrust laws involving the sorbates industry. The trial court dismissed the plaintiff’s claims and upon appeal the Supreme Court of Tennessee affirmed the dismissal of the plaintiff’s claims. In December 2005, the plaintiff lost an attempt to amend its complaint and the entire action was dismissed with prejudice. Plaintiff’s counsel subsequently filed a new complaint with new class representatives in the same Tennessee court. The defendant’s motion to strike the class allegations was granted in May 2008 and the plaintiff’s request to appeal the ruling remains pending.

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and Celanese GmbH (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions against all Celanese Entities in consideration of a payment by the Company of $107 million. This proceeding related to sales by the polyester staple fibers business which Hoechst sold to KoSa, Inc. in 1998. Accordingly, the impact of this settlement was reflected within discontinued operations in the consolidated statements of operations for the year ended December 31, 2008. The Company also previously entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 in the Western District of North Carolina entitled Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-CV-00578). The Company is actively defending this matter and has filed a motion to dismiss, which is pending with the court.

In December 1998, HCC sold its polyester staple business (the “1998 Sale”) to KoSa B.V., f/k/a Arteva B.V., a subsidiary of Koch Industries, Inc. (“KoSa”), under an asset purchase agreement (“APA”). In August of 2002, Arteva Specialties, S.a.r.l., a subsidiary of KoSa (“Arteva Specialties”), pled guilty to a criminal violation of the Sherman Act relating to anti-competitive conduct following the 1998 Sale. Shortly thereafter, various polyester staple customers filed approximately 50 civil anti-trust lawsuits against KoSa and Arteva Specialties, some of which alleged anti-competitive conduct prior to the 1998 Sale. In a complaint filed on November 3, 2003 in the United States District Court for the Southern District of New York, Koch Industries, Inc. et al. v. Hoechst Aktiengellschaft et al., No. 03-cv-8679, Koch Industries, Inc., KoSa, Arteva Specialties and Arteva Services S.a.r.l. sought recovery from Hoechst and the Celanese Entities exceeding $371 million. In the complaint, the plaintiffs alleged claims of fraud, unjust enrichment and indemnification for retained liabilities and for breach of contractual representations and warranties under the APA. Both parties filed motions for summary judgment in 2009. On July 19, 2010, the court granted in part and denied in part the pending motions. The court dismissed the plaintiffs’ claims for fraud and unjust enrichment, which also eliminated plaintiffs’ claims for punitive damages. The court also held that the plaintiffs cannot recover damages for liabilities arising out of the operation of the polyester staple business incurred after the 1998 Sale. The plaintiffs can recover damages for the costs of defending and settling civil antitrust actions brought against them to the extent such damages arose out of the operation of the polyester staple business prior to the 1998 Sale (i.e., “Retained Liabilities” as defined in the APA). The plaintiffs have alleged that they paid approximately $135 million for the costs of settling and defending both pre- and post-1998 Sale civil antitrust actions. The court reserved for trial the calculation and allocation of any damages to which the plaintiffs would be entitled under the relevant sections of the APA. Because of insufficient information, including that contained in the record, we are unable to estimate the amount of the Company’s loss for this matter. The court also preserved for trial the plaintiffs’ claim for breach of contractual representations and warranties under the APA. No date has been set for trial. The Company is actively defending this matter.

Acetic Acid Patent Infringement Matters

On May 9, 1999, Celanese International Corporation filed a private criminal action styled Celanese International Corporation v. China Petrochemical Development Corporation against China Petrochemical Development Corporation (“CPDC”) in the Taiwan Kaoshiung District Court alleging that CPDC infringed Celanese

International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief that, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data that was reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, the District Court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest) for the period of 1995 through 1999. In October 2008, the High Court, on appeal, reversed the District Court’s $28 million award to the Company. The Company appealed to the Superior Court in November 2008, and the court remanded the case to the Intellectual Property Court on June 4, 2009. On January 16, 2006, the District Court awarded Celanese International Corporation $800,000 (plus interest) for the year 1990. In January 2009, the High Court, on appeal, affirmed the District Court’s award and CPDC appealed on February 5, 2009 to the Supreme Court. During the quarter ended March 31, 2010, ended this case was remanded to the Intellectual Property Court. On June 29, 2007, the District Court awarded Celanese International Corporation $60 million (plus interest) for the period of 2000 through 2005. CPDC appealed this ruling and on July 21, 2009, the High Court ruled in CPDC’s favor. The Company appealed to the Supreme Court and in December 2009, the case was remanded to the Intellectual Property Court. All three cases remain pending in the Intellectual Property Court.

Workers Compensation Claims

The Company has been provided with notices of claims filed with the South Carolina Workers’ Compensation Commission and the North Carolina Industrial Commission. The notices of claims identify various alleged injuries to current and former employees arising from alleged exposure to undefined chemicals at current and former plant sites in South Carolina and North Carolina. As of June 30, 2010, there were 1,308 claims pending. The Company has reserves for defense costs related to these matters.

Asbestos Claims

As of June 30, 2010, the Company and several of its US subsidiaries are defendants in asbestos cases. During the six months ended June 30, 2010, asbestos case activity is as follows:

Asbestos Cases

As of December 31, 2009	526
Case adjustments	2
New cases filed	22
Resolved cases	(43)

As of June 30, 2010	507

Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters.

Award Proceedings in relation to Domination Agreement and Squeeze-Out

On October 1, 2004, a Domination Agreement between Celanese GmbH and the Purchaser became operative, pursuant to which the Purchaser became obligated to offer to acquire all outstanding Celanese GmbH shares from the minority shareholders of Celanese GmbH in return for payment of fair cash compensation (“Squeeze-Out”). The amount of this fair cash compensation was determined to be €41.92 per share, plus interest, in accordance with applicable German law. Until the Squeeze-Out was registered in the commercial register in Germany on December 22, 2006, any minority shareholder who elected not to sell its shares to the Purchaser was entitled to remain a shareholder of Celanese GmbH and to receive from the Purchaser a gross guaranteed annual payment on its shares of €3.27 per Celanese GmbH share less certain corporate taxes in lieu of any dividend.

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement as well as the Squeeze-Out compensation are under court review in two separate special award proceedings. The amounts of the fair cash compensation and of the guaranteed annual payment offered under the

Domination Agreement may be increased in special award proceedings initiated by minority shareholders, which may further reduce the funds the Purchaser can otherwise make available to the Company. As of March 30, 2005, several minority shareholders of Celanese GmbH had initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed annual payment offered under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares into the mandatory offer and have received the fair cash compensation could claim the respective higher amounts. The court dismissed all of these proceedings in March 2005 on the grounds of inadmissibility. Thirty-three plaintiffs appealed the dismissal, and in January 2006, twenty-three of these appeals were granted by the court. They were remanded back to the court of first instance, where the valuation will be further reviewed. On December 12, 2006, the court of first instance appointed an expert to help determine the value of Celanese GmbH. In the first quarter of 2007, certain minority shareholders that received €66.99 per share as fair cash compensation also filed award proceedings challenging the amount they received as fair cash compensation. The case remains pending before the court of the first instance.

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

The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims that have been brought to its attention. These known obligations include the following:

• Demerger Obligations

The Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the Demerger Agreement, including for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger.

The Company’s obligation to indemnify Hoechst, and its legal successors, is subject to the following thresholds:

■       The Company will indemnify Hoechst, and its legal successors, against those liabilities up to €250 million;

■       Hoechst, and its legal successors, will bear those liabilities exceeding €250 million; provided, however, that the Company will reimburse Hoechst, and its legal successors, for one-third of liabilities exceeding €750 million in the aggregate.

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million. Three of the divestiture agreements do not provide for monetary limits.

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $29 million and $32 million as of June 30, 2010 and December 31, 2009, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for (i) one-third of any and all liabilities that result from Hoechst being held as the responsible party pursuant to public law or current or future environmental law or by third parties pursuant to private or public law relates to contamination and (ii) liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any reserves associated with this indemnification as it is not probable or estimable. The Company has not made any payments to Hoechst or its legal successors during the six months ended June 30, 2010 and 2009, respectively, in connection with this indemnification.

• Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk. As of June 30, 2010 and December 31, 2009, the Company had reserves in the aggregate of $30 million and $32 million, respectively, for these matters.

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $1.9 billion as of June 30, 2010. Other agreements do not provide for any monetary or time limitations.

Purchase Obligations

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials and utilities. As of June 30, 2010, there were outstanding future commitments of $1.7 billion under take-or-pay contracts. The Company recognized $0 and $3 million of losses related to take-or-pay contract termination costs for the three and six months ended June 30, 2010, respectively, related to the Company’s Pardies, France Project of Closure (Note 3 and Note 13). The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, as of June 30, 2010, there were other outstanding commitments of $659 million representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements.

During March 2010, the Company successfully completed an amended raw material purchase agreement with a supplier who had filed for bankruptcy. Under the original contract, the Company made advance payments in exchange for preferential pricing on certain volumes of material purchases over the life of the contract. The cancellation of the original contract and the terms of the subsequent amendment resulted in the Company accelerating amortization on the unamortized prepayment balance of $0 and $22 million during the three and six months ended June 30, 2010, respectively. The accelerated amortization was recorded to Cost of sales in the unaudited interim consolidated statements of operations as follows: $20 million was recorded in the Acetyl Intermediates segment and $2 million was recorded in the Advanced Engineered Materials segment.

18.	Business Segments

Effective April 1, 2010, the Company moved its Ibn Sina affiliate from its Acetyl Intermediates segment to its Advanced Engineered Materials segment to reflect the change the affiliate’s business dynamics and growth opportunities. The Company has retrospectively adjusted its reportable segments for its Advanced Engineered

Materials segment and its Acetyl Intermediates segment for the three and six months ended June 30, 2009 to conform to the three and six months ended June 30, 2010 presentation.

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(In $ millions)

Three months ended June 30, 2010
Net sales	282	291 (1)	269	782	(1)	1	(108)	1,517
Other (charges) gains, net	(3)	(1)	-	(1)		(1)	-	(6)
Equity in net earnings (loss) of affiliates	39	1	-	1		4	-	45
Earnings (loss) from continuing operations before tax	79	137	16	70		(78)	-	224
Depreciation and amortization	18	9	10	24		3	-	64
Capital expenditures (2)	8	9	13	9		1	-	40

(As Adjusted, Note 3)
Three months ended June 30, 2009
Net sales	184	280	267	622	(1)	1	(110)	1,244
Other (charges) gains, net	(4)	(3)	(1)	-		2	-	(6)
Equity in net earnings (loss) of affiliates	31	-	-	1		3	-	35
Earnings (loss) from continuing operations before tax	31	119	19	41		(83)	-	127
Depreciation and amortization	19	12	14	32		2	-	79
Capital expenditures (2)	6	10	16	9		1	-	42

(1)	Includes $108 million and $110 million of intersegment sales eliminated in consolidation for the three months ended June 30, 2010 and 2009, respectively.
(2)	Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes increase of accrued capital expenditures of $6 million and $2 million for the three months ended June 30, 2010 and 2009, respectively.

	Advanced
	Engineered		Consumer	Industrial	Acetyl		Other
	Materials		Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(In $ millions)

Six months ended June 30, 2010
Net sales	564		529 (1)	511	1,506	(1)	1	(206)	2,905
Other (charges) gains, net	2		(74)	-	(8)		(3)	-	(83)
Equity in net earnings (loss) of affiliates	83		1	-	2		8	-	94
Earnings (loss) from continuing operations before tax	171		107	28	71		(160)	-	217
Depreciation and amortization	38	(3)	20	20	69	(3)	6	-	153
Capital expenditures (2)	13		15	18	14		3	-	63
Goodwill and intangible assets	420		275	54	256		-	-	1,005
Total assets	2,380		1,051	765	1,951		1,958	-	8,105

(As Adjusted, Note 3)
Six months ended June 30, 2009
Net sales	349		546	509	1,194	(1)	1	(209)	2,390
Other (charges) gains, net	(13)		(3)	(3)	(1)		(7)	-	(27)
Equity in net earnings (loss) of affiliates	31		1	-	3		6	-	41
Earnings (loss) from continuing operations before tax	13		188	29	53		(167)	-	116
Depreciation and amortization	36		24	27	59		4	-	150
Capital expenditures (2)	10		18	26	17		1	-	72
Goodwill and intangible assets as of December 31, 2009	385		299	62	346		-	-	1,092
Total assets as of December 31, 2009	2,268		1,083	740	1,984		2,337	-	8,412

(1)	Includes $206 million and $209 million of intersegment sales eliminated in consolidation for the six months ended June 30, 2010 and 2009, respectively.

(2)	Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes decrease of accrued capital expenditures of $15 million and $24 million for the six months ended June 30, 2010 and 2009, respectively.

(3)	Includes $2 million for Advanced Engineered Materials and $20 million for Acetyl Intermediates for the accelerated amortization of the unamortized prepayment related to a raw material purchase agreement (Note 17).

19.	Earnings (Loss) Per Share

	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
			As Adjusted
			(Note 3)
	(In $ millions, except share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	163	163	110	110
Earnings (loss) from discontinued operations	(3)	(3)	(1)	(1)

Net earnings (loss)	160	160	109	109
Less: Cumulative preferred stock dividends	-	-	(2)	-

Net earnings (loss) available to common shareholders	160	160	107	109

Weighted-average shares — basic	156,326,226	156,326,226	143,528,126	143,528,126
Dilutive stock options		1,787,983		1,020,493
Dilutive restricted stock units		290,910		445,014
Assumed conversion of preferred stock		-		12,084,337

Weighted-average shares — diluted		158,405,119		157,077,970

Per share
Earnings (loss) from continuing operations	1.04	1.03	0.75	0.70
Earnings (loss) from discontinued operations	(0.02)	(0.02)	(0.01)	(0.01)

Net earnings (loss)	1.02	1.01	0.74	0.69

	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
			As Adjusted
			(Note 3)
	(In $ millions, except share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	176	176	94	94
Earnings (loss) from discontinued operations	(2)	(2)	-	-

Net earnings (loss)	174	174	94	94
Less: Cumulative preferred stock dividends	(3)	-	(5)	-

Net earnings (loss) available to common shareholders	171	174	89	94

Weighted-average shares — basic	153,315,950	153,315,950	143,517,588	143,517,588
Dilutive stock options		1,854,552		510,246
Dilutive restricted stock units		369,966		242,878
Assumed conversion of preferred stock		3,133,605		12,084,337

Weighted-average shares — diluted		158,674,073		156,355,049

Per share
Earnings (loss) from continuing operations	1.13	1.11	0.62	0.60
Earnings (loss) from discontinued operations	(0.01)	(0.01)	-	-

Net earnings (loss)	1.12	1.10	0.62	0.60

Securities that were not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Stock options	582,500	1,583,113	596,875	4,262,531
Restricted stock units	-	88,250	-	358,127
Convertible preferred stock	-	-	-	-

Total	582,500	1,671,363	596,875	4,620,658

20.	Ticona Kelsterbach Plant Relocation

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

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Six Months Ended		Total From
	June 30,		Inception Through
	2010	2009	June 30, 2010
	(In $ millions)

Proceeds received from Fraport	-	412	749
Costs expensed	10	6	43
Costs capitalized (1)	131	162	747

(1)	Includes decrease in accrued capital expenditures of $20 million and increase in accrued capital expenditures of $17 million for the six months ended June 30, 2010 and 2009, respectively.

21.	Subsequent Events

On July 1, 2010, the Company declared a cash dividend of $0.05 per share on its Common Stock amounting to $8 million. The cash dividends are for the period from May 1, 2010 to July 31, 2010 and will be paid on August 2, 2010 to holders of record as of July 15, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company,” “we,” “our” and “us,” refer to Celanese and its subsidiaries on a consolidated basis.

Forward-Looking Statements May Prove Inaccurate

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Quarterly Report contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2009, as filed on February 12, 2010 with the Securities and Exchange Commission (“SEC”) as part of the Company’s Annual Report on Form 10-K (the “2009 Form 10-K”) and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

See Part I - Item 1A. Risk Factors of our 2009 Form 10-K for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, wood pulp, fuel oil and electricity;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of intellectual property and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions and increased costs under existing or future environmental regulations, including those relates to climate change;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates; and

•	various other factors, both referenced and not referenced in this Quarterly Report.

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

Overview

We are a leading, global technology and specialty materials company. We are one of the world’s largest producers of acetyl products, which are intermediate chemicals for nearly all major industries, as well as a leading global producer of high-performance engineered polymers that are used in a variety of high-value end-use applications. As an industry leader, we hold geographically balanced global positions and participate in diversified end-use markets. Our operations are primarily located in North America, Europe and Asia. We combine a demonstrated track record of execution, strong performance built on shared principles and objectives, and a clear focus on growth and value creation.

2010 Significant Events:

•     We concluded the formal consultation process with employees and their representatives and are continuing to consider a plan to close our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom in the latter part of 2011.

•     We acquired two product lines, Zenite® liquid crystal polymer (“LCP”) and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”), from DuPont Performance Polymers.

•     We announced five-year Environmental Health and Safety sustainability goals for occupational safety performance, energy intensity, greenhouse gases and waste management for the year 2015.

•     We received American Chemistry Council’s (“ACC”) 2010 Responsible Care Initiative of the Year Award. This award recognizes companies that demonstrate leadership in the areas of employee health and safety, security or environmental protection in the chemical industry.

•     We announced the construction of a 50,000 ton polyacetal (“POM”) production facility by our National Methanol Company affiliate (“Ibn Sina”) in Saudi Arabia and extended the term of the joint venture, which will now run until 2032. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to a total of 32.5%.

•     We received formal approval of our previously announced plans to expand flake and tow capacities, each by 30,000 tons, at our affiliate facility in Nantong, China, with our affiliate partner, China National Tobacco Corporation.

•     We announced a 25% increase in our quarterly common stock cash dividend beginning August 2010. The annual dividend rate will increase from $0.16 to $0.20 per share of common stock and the quarterly rate will increase from $0.04 to $0.05 per share of common stock.

Results of Operations

We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Company (“CTE”), a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into the Ibn Sina joint venture agreement in 1981. In April 2010, we announced that Ibn Sina will construct a 50,000 ton POM production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC’s economic interest will remain unchanged.

In connection with this transaction, we reassessed the factors surrounding the accounting method for this investment and changed the accounting from the cost method of accounting for investments to the equity method of accounting for investments beginning April 1, 2010. Financial information relating to this investment for prior periods has been retrospectively adjusted to apply the equity method of accounting.

Effective April 1, 2010, we moved our Ibn Sina affiliate from our Acetyl Intermediates segment to our Advanced Engineered Materials segment to reflect the change in the affiliate’s business dynamics and growth opportunities. Business segment information for prior periods included below has been retrospectively adjusted to reflect the change.

Financial Highlights

	Three Months Ended June 30,				Six Months Ended June 30,

		% of		% of		% of		% of
	2010	Net Sales	2009	Net Sales	2010	Net Sales	2009	Net Sales
			(As Adjusted)				(As Adjusted)
	(unaudited)
	(In $ millions, except percentages)

Net sales	1,517	100.0	1,244	100.0	2,905	100.0	2,390	100.0
Gross profit	303	20.0	248	19.9	521	17.9	448	18.7
Selling, general and administrative expenses	(123)	(8.1)	(114)	(9.2)	(246)	(8.5)	(228)	(9.5)
Other (charges) gains, net	(6)	(0.4)	(6)	(0.5)	(83)	(2.9)	(27)	(1.1)
Operating profit (loss)	156	10.3	89	7.2	142	4.9	116	4.9
Equity in net earnings (loss) of affiliates	45	3.0	35	2.8	94	3.2	41	1.7
Interest expense	(49)	(3.2)	(54)	(4.3)	(98)	(3.4)	(105)	(4.4)
Dividend income — cost investments	72	4.7	53	4.3	72	2.5	56	2.3
Earnings (loss) from continuing operations before tax	224	14.8	127	10.2	217	7.5	116	4.9
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	163	10.7	110	8.9	176	6.0	94	3.9
Earnings (loss) from discontinued operations	(3)	(0.2)	(1)	(0.1)	(2)	—	—	—
Net earnings (loss)	160	10.5	109	8.8	174	6.0	94	3.9
Depreciation and amortization	64	4.2	79	6.4	153	5.3	150	6.3

	As of	As of
	June 30,	December 31,
	2010	2009
	(unaudited)
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates	265	242
Long-term debt	3,162	3,259

Total debt	3,427	3,501

Summary of Consolidated Results for the Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

Net sales increased 22% during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to increased volumes across most business segments as a result of the gradual recovery of the global economy. Net sales also increased due to increases in selling prices across the majority of our business segments. The increase in net sales resulting from our acquisition of FACT GmbH (Future Advanced Composites Technology) (“FACT”) in December 2009 within our Advanced Engineered Materials segment only slightly offset the decrease in net sales due to the sale of our polyvinyl alcohol (“PVOH”) business in July 2009 within our Industrial Specialties segment. Unfavorable foreign currency impacts only slightly offset the increase in net sales.

Gross profit increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 due to higher net sales. Gross profit as a percentage of sales was consistent for three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Gross profit as a percentage of sales declined during the six months ended June 30, 2010 as compared to June 30, 2009 due to overall increased raw material and energy costs which were only partially offset by increased prices. The write-off of other productive assets of $17 million related to our Singapore and Nanjing, China facilities and increased depreciation and amortization also contributed to a lower gross profit percentage. The increase in amortization was a result of $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009. The accelerated amortization was recorded as $20 million to our Acetyl Intermediates segment and $2 million to our Advanced Engineered Materials segment.

Selling, general and administrative expenses increased for the three and six months ended June 30, 2010 compared to the same period in 2009 primarily due to the increase in operations. As a percentage of sales, selling, general and administrative expenses declined due to our fixed spending reduction efforts and restructuring efficiencies.

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)
	(In $ millions)

Employee termination benefits	(4)	(5)	(9)	(29)
Ticona Kelsterbach plant relocation	(4)	(3)	(10)	(6)
Plumbing actions	2	2	14	3
Insurance recoveries associated with Clear Lake, Texas	-	-	-	6
Asset impairments	-	-	(72)	(1)
Plant/office closures	-	-	(6)	-

Total	(6)	(6)	(83)	(27)

During the first quarter of 2010, we concluded that certain long-lived assets were partially impaired at our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (see Note 3 to the accompanying unaudited interim consolidated financial statements). Accordingly, we wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million for the six months ended June 30, 2010. The Spondon, Derby, United Kingdom facility is included in our Consumer Specialties segment.

As a result of our Pardies, France Project of Closure (see Note 3 to the accompanying unaudited interim consolidated financial statements), we recorded $1 million in employee termination benefits for the three months ended June 30, 2010. We recorded exit costs of $9 million during the six months ended June 30, 2010, which consisted of $2 million in employee termination benefits, $1 million of long-lived asset impairment losses, $3 million of contract termination costs and $3 million of reindustrialization costs. The Pardies, France facility is included in our Acetyl Intermediates segment.

Other charges for the six months ended June 30, 2010 was partially offset by $13 million of recoveries and a $1 million decrease in legal reserves associated with plumbing cases which is included in our Advanced Engineered Materials segment.

During the first quarter of 2009, we began efforts to align production capacity and staffing levels given the potential for an economic environment of prolonged lower demand. For the six months ended June 30, 2009, we recorded employee termination benefits of $28 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, we recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the six months ended June 30, 2009. The VAM production unit in Cangrejera, Mexico is included in our Acetyl Intermediates segment.

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

Operating profit increased for the three and six months ended June 30, 2010 as compared to the same periods in 2009. The increase in operating profit is a result of increased gross profit.

Earnings (loss) from continuing operations before tax increased during the three and six months ended June 30, 2010 compared to the same period in 2009 primarily due to increased equity in net earnings of affiliates and increased dividend income from cost investments in addition to the increase in operating profit.

Our effective income tax rate for the three months ended June 30, 2010 was 27% compared to 13% for the three months ended June 30, 2009. The increase in our effective rate was primarily due to foreign losses not resulting in tax benefits in the current period and increases in reserves for uncertain tax positions and related interest. Our effective income tax rate for the six months ended June 30, 2010 was 19% compared to 19% for the six months ended June 30, 2009. Our 2010 effective rate was favorably impacted by the effect of new tax legislation in Mexico, offset by foreign losses not resulting in tax benefits in the current period and the effect of healthcare reform in the US.

Selected Data by Business Segment

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
		(As Adjusted)			(As Adjusted)
	(unaudited)
	(In $ millions)

Net sales
Advanced Engineered Materials	282	184	98	564	349	215
Consumer Specialties	291	280	11	529	546	(17)
Industrial Specialties	269	267	2	511	509	2
Acetyl Intermediates	782	622	160	1,506	1,194	312
Other Activities	1	1	-	1	1	-
Inter-segment eliminations	(108)	(110)	2	(206)	(209)	3

Total	1,517	1,244	273	2,905	2,390	515

Other (charges) gains, net
Advanced Engineered Materials	(3)	(4)	1	2	(13)	15
Consumer Specialties	(1)	(3)	2	(74)	(3)	(71)
Industrial Specialties	-	(1)	1	-	(3)	3
Acetyl Intermediates	(1)	-	(1)	(8)	(1)	(7)
Other Activities	(1)	2	(3)	(3)	(7)	4

Total	(6)	(6)	-	(83)	(27)	(56)

Operating profit (loss)
Advanced Engineered Materials	40	1	39	88	(17)	105
Consumer Specialties	64	66	(2)	34	132	(98)
Industrial Specialties	16	19	(3)	28	29	(1)
Acetyl Intermediates	68	39	29	68	50	18
Other Activities	(32)	(36)	4	(76)	(78)	2

Total	156	89	67	142	116	26

Earnings (loss) from continuing operations before tax Advanced Engineered Materials	79	31	48	171	13	158
Consumer Specialties	137	119	18	107	188	(81)
Industrial Specialties	16	19	(3)	28	29	(1)
Acetyl Intermediates	70	41	29	71	53	18
Other Activities	(78)	(83)	5	(160)	(167)	7

Total	224	127	97	217	116	101

Depreciation and amortization
Advanced Engineered Materials	18	19	(1)	38	36	2
Consumer Specialties	9	12	(3)	20	24	(4)
Industrial Specialties	10	14	(4)	20	27	(7)
Acetyl Intermediates	24	32	(8)	69	59	10
Other Activities	3	2	1	6	4	2

Total	64	79	(15)	153	150	3

Factors Affecting Business Segment Net Sales

The charts below set forth the percentage increase (decrease) in net sales from the period ended June 30, 2009 to the period ended June 30, 2010 attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other (1)		Total
	(unaudited)
	(In percentages)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Advanced Engineered Materials	52	2	(5)	4	(2)	53
Consumer Specialties	6	(1)	(1)	-		4
Industrial Specialties	13	9	(3)	(18	) (3)	1
Acetyl Intermediates	14	15	(3)	-		26
Total Company	19	9	(3)	(3)		22

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Advanced Engineered Materials	61	(4)	-	5	(2)	62
Consumer Specialties	(3)	-	-	-		(3)
Industrial Specialties	14	3	-	(17	) (3)	-
Acetyl Intermediates	14	12	-	-		26
Total Company	19	6	-	(3)		22

(1)	Includes the effects of the captive insurance companies and the impact of fluctuations in intersegment eliminations.

(2)	2010 includes the effects of the FACT acquisition.

(3)	2010 does not include the effects of the PVOH business, which was sold on July 1, 2009.

Summary by Business Segment for the Three and Six Months Ended June 30, 2010 compared to the Three and Six Months Ended June 30, 2009

Advanced Engineered Materials

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
		(As Adjusted)			(As Adjusted)
	(unaudited)
	(In $ millions, except percentages)

Net sales	282	184	98	564	349	215
Net sales variance
Volume	52%			61%
Price	2%			(4)%
Currency	(5)%			-%
Other	4%			5%
Other (charges) gains, net	(3)	(4)	1	2	(13)	15
Operating profit (loss)	40	1	39	88	(17)	105
Operating margin	14.2%	0.5%		15.6%	(4.9)%
Earnings (loss) from continuing operations before tax	79	31	48	171	13	158
Depreciation and amortization	18	19	(1)	38	36	2

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

Advanced Engineered Materials’ net sales increased $98 million and $215 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase in net sales is primarily related to significant increases in volume which is due to the gradual recovery in the global economy, continued success in the innovation and commercialization of new products and applications and the acquisition of FACT in December 2009. Advanced Engineered Materials’ reported their lowest net sales during the three months ended March 31, 2009. Since then, the business segment has continued to see sequential volume improvement each quarter. The current quarter increase in net sales for the three months ended June 30, 2010 as compared to the same period in 2009 was positively impacted by increases in average pricing as a result of implemented price increases and product mix which was partially offset by unfavorable foreign currency impacts.

Operating profit increased $39 million and $105 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The positive impact from higher sales volumes, increased pricing for our high performance polymers and inventory restocking was only partially offset by higher raw material and energy costs. Other charges positively impacted operating profit for the six months ended June 30, 2010 by decreasing from an expense of $13 million for the six months ended June 30, 2009 to income of $2 million for the six months ended June 30, 2010. Other charges decreased primarily as a result of plumbing recoveries and lower employee severance. Depreciation and amortization includes $2 million of accelerated amortization for the six months ended June 30, 2010 to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Our equity affiliates, including Ibn Sina, have experienced similar volume increases due to increased demand during the three and six months ended June 30, 2010. As a result, our proportional share of net earnings of these affiliates increased $52 million compared to the same period in 2009.

Consumer Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
	(unaudited)
	(In $ millions, except percentages)

Net sales	291	280	11	529	546	(17)
Net sales variance
Volume	6%			(3)%
Price	(1)%			-%
Currency	(1)%			-%
Other	-%			-%
Other (charges) gains, net	(1)	(3)	2	(74)	(3)	(71)
Operating profit (loss)	64	66	(2)	34	132	(98)
Operating margin	22.0%	23.6%		6.4%	24.2%
Earnings (loss) from continuing operations before tax	137	119	18	107	188	(81)
Depreciation and amortization	9	12	(3)	20	24	(4)

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

The decrease in net sales for the six months ended June 30, 2010 as compared to the same period in 2009 is due to decreased volumes in our Acetate business and in Sunett® which were only partially offset by an increase in demand in sorbates. Decreased volumes were primarily due to softening in consumer demand in Sunett® and the timing of sales related to an electrical disruption and subsequent production outage at our manufacturing facility in Narrows,

Virginia in our Acetate business. The facility resumed normal operations during the quarter and we expect to recover the impacted volume throughout the remainder of the year.

Operating profit decreased for the six month period ended June 30, 2010 as compared to the same period in 2009. Our fixed spending reduction efforts were not able to offset the lower volumes, higher energy and raw material costs, and additional expenditures related to the outage at our Narrows, Virginia facility. An increase in other charges for the six months ended June 30, 2010 had the most significant impact on operating profit as it was unfavorably impacted by long-lived asset impairment losses of $72 million associated with management’s assessment of the potential closure of our acetate flake and tow production operations in Spondon, Derby, United Kingdom.

During the six month period ended June 30, 2010, earnings from continuing operations before tax decreased due to lower operating profit, which was partially offset by higher dividends from our China ventures of $15 million compared to 2009.

Industrial Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
	(unaudited)
	(In $ millions, except percentages)

Net sales	269	267	2	511	509	2
Net sales variance
Volume	13%			14%
Price	9%			3%
Currency	(3)%			-%
Other	(18)%			(17)%
Other (charges) gains, net	-	(1)	1	-	(3)	3
Operating profit (loss)	16	19	(3)	28	29	(1)
Operating margin	5.9%	7.1%		5.5%	5.7%
Earnings (loss) from continuing operations before tax	16	19	(3)	28	29	(1)
Depreciation and amortization	10	14	(4)	20	27	(7)

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

In July 2009, we completed the sale of our polyvinyl alcohol (“PVOH”) business to Sekisui Chemical Co., Ltd. (“Sekisui”) for a net cash purchase price of $168 million, excluding the value of accounts receivable and payable retained by Celanese. The transaction resulted in a gain on disposition of $34 million and includes long-term supply agreements between Sekisui and Celanese.

Net sales increased $2 million for the three months and six months ended June 30, 2010 compared to the same period in 2009. Lower net sales resulting from the sale of our PVOH business were more than offset by increased volumes from our EVA Performance Polymers and Emulsions businesses. EVA Performance Polymers’ volumes were lower for the second quarter of 2009 due to technical issues at our Edmonton, Alberta, Canada plant. Such technical production issues have been resolved and normal operations resumed prior to the end of the third quarter of 2009. Higher prices in our EVA Performance Polymers business due to a second quarter price increase and favorable product mix were partially offset by lower net sales in Emulsions due to an unfavorable foreign exchange rate. Vinyl acetate/ethylene emulsions production volumes at our Nanjing, China facility remained at full utilization on strong demand in the Asia-Pacific region. As previously announced, we plan to expand our production capacity in 2011 to support our continued success in new product development and application innovation.

Operating profit decreased $3 million and $1 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 primarily due to the divestiture of our PVOH business. Increased sales volumes and prices were largely offset by higher raw material costs in both our EVA Performance Polymers and Emulsions businesses and increased spending and energy costs attributable to the resumption of normal operations at our EVA Performance Polymers Edmonton, Alberta, Canada plant.

Acetyl Intermediates

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
		(As Adjusted)			(As Adjusted)
	(unaudited)
	(In $ millions, except percentages)

Net sales	782	622	160	1,506	1,194	312
Net sales variance
Volume	14%			14%
Price	15%			12%
Currency	(3)%			-%
Other	-%			-%
Other (charges) gains, net	(1)	-	(1)	(8)	(1)	(7)
Operating profit (loss)	68	39	29	68	50	18
Operating margin	8.7%	6.3%		4.5%	4.2%
Earnings (loss) from continuing operations before tax	70	41	29	71	53	18
Depreciation and amortization	24	32	(8)	69	59	10

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

Acetyl Intermediates’ net sales increased $160 million and $312 million during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to improvement in the global economy and increased overall demand. Current period increases in volume were also a direct result of our successful acetic acid expansion at our Nanjing, China plant. We also experienced favorable pricing which was driven by rising raw material costs and price increases in acetic acid and VAM across all regions. The increase in net sales was only slightly offset by unfavorable foreign currency impacts.

Operating profit increased during the three and six months ended June 30, 2010 compared to the same periods in 2009. The increase in operating profit is primarily due to higher volumes and prices and reduction in plant costs resulting from the closure of our less advantaged acetic acid and VAM production operations in Pardies, France. The increase in operating profit was only slightly offset by higher variable costs and an increase in other charges. Higher variable costs were a direct result of price increases, primarily in ethylene. Other charges consisted primarily of plant closure costs related to our Pardies, France facility.

Earnings from continuing operations before tax increased during the three and six months ended June 30, 2010 compared to the same period in 2009 due to increased operating profit.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.

Net sales remained flat for the three and six months ended June 30, 2010.

The operating loss for Other Activities decreased $4 million and $2 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease was primarily due to a $14 million gain on sale of assets, offset by $13 million higher selling, general and administrative costs. Higher selling, general and administrative expenses were primarily due to higher business optimization, finance improvement initiatives, management compensation and legal costs.

The loss from continuing operations before tax decreased $5 million and $7 million for the three and six months ended June 30, 2010, respectively, compared to the same period in 2009. The decrease is primarily due to reduced interest expense resulting from lower interest rates on our senior credit facilities in addition to higher returns on our equity investments.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have $137 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.

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

As a result of the Pardies, France Project of Closure, we recorded exit costs of $18 million during the six months ended June 30, 2010 in the accompanying unaudited interim consolidated statements of operations. We may incur up to an additional $10 million in contingent employee termination benefits related to the Pardies, France Project of Closure. We expect that substantially all of the remaining exit costs will result in future cash expenditures through mid-2011. The Pardies, France facility is included in our Acetyl Intermediates segment. See Note 3 and Note 13 in the accompanying unaudited interim consolidated financial statements.

On a stand-alone basis, Celanese Corporation has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese Corporation generally will depend on the cash flow of its subsidiaries to meet its obligations under its Series A common stock and its senior credit agreement.

Cash Flows

Cash and cash equivalents as of June 30, 2010 were $1,081 million, which was a decrease of $173 million from December 31, 2009.

Net Cash Provided by Operating Activities

Cash flow from operations decreased $80 million during the six months ended June 30, 2010 as compared to the same period in 2009. The increase in operating profit was more than offset by the increase in trade working capital.

Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities decreased from a cash inflow of $183 million for the six months ended June 30, 2009 to a cash outflow of $275 million for the same period in 2010. The decrease is primarily related to receipt of proceeds of $412 million related to the Ticona Kelsterbach plant relocation and $15 million from the sale of marketable securities that were received in 2009. There were no such proceeds in 2010.

Our cash outflow for capital expenditures was $78 million and $96 million for the six months ended June 30, 2010 and 2009, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs, and environmental and health and safety initiatives.

Additionally, we had cash outflows for the six months ended June 30, 2010 of $46 million related to our acquisition of two product lines, Zenite® liquid crystal polymer (“LCP”) and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”), from DuPont Performance Polymers. In connection with the acquisition, we have committed to purchase certain inventory at a future date valued at a range between $12 million and $17 million.

Capital expenditures are expected to be approximately $243 million for 2010, excluding amounts related to the relocation of our Ticona plant in Kelsterbach. We anticipate cash outflows for capital expenditures for our Ticona plant in Kelsterbach to be €239 million during 2010. In connection with the construction of the POM facility in Saudi Arabia, our pro rata share of invested capital is expected to total approximately $150 million over a three year period beginning in late 2010.

Net Cash Used in Financing Activities

Net cash used in financing activities increased from a cash outflow of $59 million for the six months ended June, 2009 to a cash outflow of $78 million for the same period in 2010. The $19 million increase primarily relates to the $20 million repurchase of the Company’s common stock that occurred during the second quarter of 2010.

Debt and Capital

On February 1, 2010, we delivered notice to the holders of our 4.25% Convertible Perpetual Preferred Stock (the “Preferred Stock”), pursuant to which we called for the redemption of all 9.6 million outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the our Series A common stock, par value $0.0001 per share (“Common Stock”), at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by us on February 22, 2010 for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. In addition to the Common Stock issued in respect of the shares of Preferred Stock converted and redeemed, we paid cash in lieu of fractional shares. In issuing these shares of Common Stock, we relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. We paid cash dividends on our Preferred Stock of $3 million during the six months ended June 30, 2010. As a result of the redemption of our Preferred Stock, no future dividends on Preferred Stock will be paid.

In April 2010, we announced that our Board of Directors approved a 25% increase in the Celanese quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.04 to $0.05 per share of Common Stock on a quarterly basis and $0.16 to $0.20 per share of Common Stock on an annual basis. The new dividend rate will be applicable to dividends payable beginning in August 2010.

On July 1, 2010, we declared a cash dividend of $0.05 per share on our Common Stock amounting to $8 million. The cash dividends are for the period from May 1, 2010 to July 31, 2010 and will be paid on August 2, 2010 to holders of record as of July 15, 2010.

In February 2008, our Board of Directors authorized the repurchase of up to $400 million of our Common Stock. This authorization was increased by the Board of Directors to $500 million in October 2008. The authorizations give management discretion in determining the conditions under which shares may be repurchased. This repurchase program does not have an expiration date. The number of shares repurchased and the average purchase price paid per share pursuant to this authorization are as follows:

	Six Months Ended		Total From
	June 30,		Inception Through
	2010	2009	June 30, 2010
	(unaudited)

Shares repurchased	678,592	-	10,441,792
Average purchase price per share	$29.47	-	$38.09
Amount spent on repurchased shares (in millions)	$20	-	$398

As of June 30, 2010, we had total debt of $3,427 million compared to $3,501 million as of December 31, 2009. We were in compliance with all of the covenants related to our debt agreements as of June 30, 2010.

Our senior credit agreement consists of $2,280 million of US dollar-denominated and €400 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2013 and a $228 million credit-linked revolving facility terminating in 2014.

As of June 30, 2010, the balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

(In $ millions)
(unaudited)

Revolving credit facility
Borrowings outstanding	-
Letters of credit issued	-
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	91
Available for borrowing	137

In June 2009, we entered into an amendment to the senior credit agreement. The amendment reduced the amount available under the revolving credit facility from $650 million to $600 million and increased the first lien senior secured leverage ratio that is applicable when any amount is outstanding under the revolving credit portion of the senior credit agreement. The first lien senior secured leverage ratio is calculated as the ratio of consolidated first lien senior secured debt to earnings before interest, taxes, depreciation and amortization, subject to adjustments identified in the credit agreement. Prior to giving effect to the amendment, the maximum first lien senior secured leverage ratio was 3.90 to 1.00. Our amended maximum first lien senior secured leverage ratios, estimated first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility as of June 30, 2010 are as follows:

First Lien Senior Secured Leverage Ratios
Estimate, If Fully
	Maximum	Estimate	Drawn	Borrowing Capacity
(unaudited)
(In $ millions)

June 30, 2010	4.25 to 1.00	2.7 to 1.00	3.34 to 1.00	600
September 30, 2010	4.25 to 1.00
December 31, 2010 and thereafter	3.90 to 1.00

As a condition to borrowing funds or requesting that letters of credit be issued under the revolving credit facility, our first lien senior secured leverage ratio (as calculated) as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed the threshold as specified above. Further, our first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.

Contractual Obligations

Except as otherwise described in this report, there have been no material revisions to our contractual obligations as described in our 2009 Form 10-K.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

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

We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, contract, antitrust, intellectual property, workers’ compensation, chemical exposure, prior acquisitions, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we are actively defending those matters where the Company is named as a defendant. Additionally, we believe, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation claims will not have a material adverse effect on the financial position of the Company; however, the ultimate outcome of any given matter may have a material adverse effect on the results of operations or cash flows of the Company in any given reporting period. See also Note 17 to the unaudited interim consolidated financial statements for a discussion of material legal proceedings.

There have been no significant developments in the “Legal Proceedings” described in our 2009 Form 10-K other than those disclosed in Note 17 to the unaudited interim consolidated financial statements.

Item 1A.	Risk Factors

There have been no material revisions to the “Risk factors” as described in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our Common Stock during the three months ended June 30, 2010:

					Approximate Dollar
				Total Number of	Value of Shares
	Total Number		Average	Shares Purchased as	Remaining that may be
	of Shares		Price Paid	Part of Publicly	Purchased Under
Period	Purchased		per Share	Announced Program	the Program
			(unaudited)

April 1-30, 2010	83,581	(1)	$32.91	79,172	$119,700,000
May 1-31, 2010	599,420		$29.03	599,420	$102,300,000
June 1-30, 2010	-		$-	-	$102,300,000

(1)	4,409 shares relate to shares employees have elected to have withheld to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
3.2		Third Amended and Restated By-laws, effective as of October 23, 2008 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).
10.1		Agreement and General Release, dated April 23, 2010, between Celanese Corporation and Sandra Beach Lin (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 27, 2010).
10.2		Credit Agreement, dated April 2, 2007, among Celanese Holdings LLC, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, the Lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, Merrill Lynch Capital Corporation as syndication agent, ABN AMRO Bank N.V., Bank of America, N.A., Citibank NA, and JP Morgan Chase Bank NA, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).*
10.3		Guarantee and Collateral Agreement, dated April 2, 2007, by and among Celanese Holdings LLC, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).
10.4		Form of Performance-Based Restricted Stock Unit Agreement between Celanese Corporation and award recipient (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).
10.5		Restated Agreement and General Release, dated June 3, 2009, between Celanese Corporation and Miguel A. Desdin (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).
10.6		Offer Letter, dated November 18, 2009, between Celanese Corporation and Jacquelyn H. Wolf (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).*
10.7		Form of Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (filed herewith).
10.8		Form of Time-Vesting Restricted Stock Unit Award Agreement (for non-employee directors) between Celanese Corporation and award recipient (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.).
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions of these documents have been omitted based on a request for confidential treatment submitted by the Company to the SEC. The omitted information has been separately filed with the SEC. The redacted portions of these documents are indicated by “** Confidential Treatment Requested**”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ David N. Weidman
David N. Weidman
Chairman of the Board of Directors and
Chief Executive Officer

Date: July 29, 2010

By:	/s/ Steven M. Sterin
Steven M. Sterin
Senior Vice President and
Chief Financial Officer

Date: July 29, 2010