Form 10-Q
period 2010-09-30
Celanese CORP
filed 2010-10-26
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission File Number) 001-32410

CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0420726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 West LBJ Freeway, Dallas, TX	75234-6034 (Zip Code)
(Address of Principal Executive Offices)

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

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of October 21, 2010 was 155,663,714.

CELANESE CORPORATION

Form 10-Q
For the Quarterly Period Ended September 30, 2010

		Page

	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	a) Unaudited Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (as adjusted)	3
	b) Unaudited Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (as adjusted)	4
	c) Unaudited Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2010 (as adjusted)	5
	d) Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (as adjusted)	6
	e) Notes to the Unaudited Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 4.	Controls and Procedures	57

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	[Removed and Reserved]	60
Item 5.	Other Information	60
Item 6.	Exhibits	61
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		As Adjusted		As Adjusted
		(Note 3)		(Note 3)
	(In $ millions, except share and per share data)

Net sales	1,506	1,304	4,411	3,694
Cost of sales	(1,160)	(1,038)	(3,544)	(2,980)

Gross profit	346	266	867	714
Selling, general and administrative expenses	(123)	(110)	(369)	(338)
Amortization of intangible assets	(15)	(20)	(45)	(58)
Research and development expenses	(19)	(18)	(56)	(56)
Other (charges) gains, net	36	(96)	(47)	(123)
Foreign exchange gain (loss), net	(1)	(2)	1	1
Gain (loss) on disposition of businesses and assets, net	(3)	45	12	41

Operating profit (loss)	221	65	363	181
Equity in net earnings (loss) of affiliates	37	36	131	77
Interest expense	(48)	(51)	(146)	(156)
Interest income	-	2	2	7
Refinancing expense	(16)	-	(16)	-
Dividend income — cost investments	1	1	73	57
Other income (expense), net	(4)	(5)	1	(2)

Earnings (loss) from continuing operations before tax	191	48	408	164
Income tax (provision) benefit	(44)	350	(85)	328

Earnings (loss) from continuing operations	147	398	323	492

Earnings (loss) from operation of discontinued operations	(3)	-	(8)	-
Gain (loss) on disposition of discontinued operations	-	-	2	-
Income tax (provision) benefit from discontinued operations	1	-	2	-

Earnings (loss) from discontinued operations	(2)	-	(4)	-

Net earnings (loss)	145	398	319	492
Net (earnings) loss attributable to noncontrolling interests	-	-	-	-

Net earnings (loss) attributable to Celanese Corporation	145	398	319	492
Cumulative preferred stock dividends	-	(3)	(3)	(8)

Net earnings (loss) available to common shareholders	145	395	316	484

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	147	398	323	492
Earnings (loss) from discontinued operations	(2)	-	(4)	-

Net earnings (loss)	145	398	319	492

Earnings (loss) per common share — basic
Continuing operations	0.94	2.75	2.08	3.37
Discontinued operations	(0.01)	-	(0.03)	-

Net earnings (loss) — basic	0.93	2.75	2.05	3.37

Earnings (loss) per common share — diluted
Continuing operations	0.93	2.53	2.04	3.14
Discontinued operations	(0.01)	-	(0.03)	-

Net earnings (loss) — diluted	0.92	2.53	2.01	3.14

Weighted average shares — basic	155,859,508	143,591,231	154,173,120	143,542,405
Weighted average shares — diluted	157,883,548	157,562,916	158,408,403	156,678,265

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2010	2009
		As Adjusted
		(Note 3)
	(In $ millions, except share data)

ASSETS
Current assets
Cash and cash equivalents	884	1,254
Trade receivables — third party and affiliates (net of allowance for doubtful accounts — 2010: $14; 2009: $18)	897	721
Non-trade receivables	264	262
Inventories	578	522
Deferred income taxes	42	42
Marketable securities, at fair value	2	3
Assets held for sale	9	2
Other assets	91	50

Total current assets	2,767	2,856

Investments in affiliates	817	792
Property, plant and equipment (net of accumulated depreciation — 2010: $1,159; 2009: $1,130)	2,884	2,797
Deferred income taxes	499	484
Marketable securities, at fair value	79	80
Other assets	292	311
Goodwill	785	798
Intangible assets, net	271	294

Total assets	8,394	8,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	261	242
Trade payables — third party and affiliates	640	649
Other liabilities	589	611
Deferred income taxes	33	33
Income taxes payable	114	72

Total current liabilities	1,637	1,607

Long-term debt	3,010	3,259
Deferred income taxes	132	137
Uncertain tax positions	266	229
Benefit obligations	1,257	1,288
Other liabilities	1,175	1,306
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2010: 0 issued and outstanding; 2009: 9,600,000 issued and outstanding)	-	-
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2010: 177,616,053 issued and 155,543,775 outstanding; 2009: 164,995,755 issued and 144,394,069 outstanding)	-	-
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2010 and 2009: 0 issued and outstanding)	-	-
Treasury stock, at cost (2010: 22,075,178; 2009: 20,601,686)	(822)	(781)
Additional paid-in capital	544	522
Retained earnings	1,801	1,505
Accumulated other comprehensive income (loss), net	(606)	(660)

Total Celanese Corporation shareholders’ equity	917	586
Noncontrolling interests	-	-

Total shareholders’ equity	917	586

Total liabilities and shareholders’ equity	8,394	8,412

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended
	September 30, 2010
	Shares	Amount
		As Adjusted
		(Note 3)
	(In $ millions, except share data)

Preferred stock
Balance as of the beginning of the period	9,600,000	-
Redemption of preferred stock	(9,600,000)	-

Balance as of the end of the period	-	-

Series A common stock
Balance as of the beginning of the period	144,394,069	-
Stock option exercises	479,268	-
Conversion of preferred stock	12,084,942	-
Redemption of preferred stock	7,437	-
Purchases of treasury stock	(1,473,492)	-
Stock awards	51,551	-

Balance as of the end of the period	155,543,775	-

Treasury stock
Balance as of the beginning of the period	20,601,686	(781)
Purchases of treasury stock, including related fees	1,473,492	(41)

Balance as of the end of the period	22,075,178	(822)

Additional paid-in capital
Balance as of the beginning of the period		522
Stock-based compensation, net of tax		14
Stock option exercises, net of tax		8

Balance as of the end of the period		544

Retained earnings
Balance as of the beginning of the period		1,505
Net earnings (loss) attributable to Celanese Corporation		319
Series A common stock dividends		(20)
Preferred stock dividends		(3)

Balance as of the end of the period		1,801

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(660)
Unrealized gain (loss) on securities		6
Foreign currency translation		39
Unrealized gain (loss) on interest rate swaps		1
Pension and postretirement benefits		8

Balance as of the end of the period		(606)

Total Celanese Corporation shareholders’ equity		917

Noncontrolling interests
Balance as of the beginning of the period		-
Net earnings (loss) attributable to noncontrolling interests		-

Balance as of the end of the period		-

Total shareholders’ equity		917

Comprehensive income (loss)
Net earnings (loss)		319
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities		6
Foreign currency translation		39
Unrealized gain (loss) on interest rate swaps		1
Pension and postretirement benefits		8

Total comprehensive income (loss), net of tax		373

Comprehensive (income) loss attributable to noncontrolling interests		-

Comprehensive income (loss) attributable to Celanese Corporation		373

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
		As Adjusted
		(Note 3)
	(In $ millions)

Operating activities
Net earnings (loss)	319	492
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	17	77
Depreciation, amortization and accretion	226	242
Deferred income taxes, net	(24)	(367)
(Gain) loss on disposition of businesses and assets, net	(12)	(41)
Refinancing expense	16	-
Other, net	22	(1)
Operating cash provided by (used in) discontinued operations	5	(1)
Changes in operating assets and liabilities
Trade receivables — third party and affiliates, net	(162)	(79)
Inventories	(63)	86
Other assets	11	40
Trade payables — third party and affiliates	15	24
Other liabilities	(7)	(64)

Net cash provided by (used in) operating activities	363	408
Investing activities
Capital expenditures on property, plant and equipment	(122)	(130)
Acquisitions, net of cash acquired	(46)	(1)
Proceeds from sale of businesses and assets, net	22	168
Deferred proceeds on Ticona Kelsterbach plant relocation	-	412
Capital expenditures related to Ticona Kelsterbach plant relocation	(219)	(248)
Proceeds from sale of marketable securities	-	15
Other, net	(16)	(25)

Net cash provided by (used in) investing activities	(381)	191
Financing activities
Short-term borrowings (repayments), net	(4)	31
Proceeds from long-term debt	600	-
Repayments of long-term debt	(848)	(56)
Refinancing costs	(24)	(3)
Purchases of treasury stock, including related fees	(41)	-
Stock option exercises	8	1
Series A common stock dividends	(20)	(17)
Preferred stock dividends	(3)	(8)

Net cash provided by (used in) financing activities	(332)	(52)
Exchange rate effects on cash and cash equivalents	(20)	70

Net increase (decrease) in cash and cash equivalents	(370)	617
Cash and cash equivalents at beginning of period	1,254	676

Cash and cash equivalents at end of period	884	1,293

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

Basis of Presentation

The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In this Quarterly Report, the term “Celanese” refers to Celanese Corporation and not its subsidiaries. The term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries. The term “Purchaser” refers to our subsidiary, Celanese Europe Holding GmbH & Co. KG, and not its subsidiaries, except where otherwise indicated.

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

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures. The update provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 15, 2010. This update had no impact on the Company’s financial position, results of operations or cash flows.

3.	Acquisitions, Dispositions, Ventures and Plant Closures

Acquisitions

In May 2010, the Company acquired two product lines, Zenite® liquid crystal polymer (“LCP”) and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”), from DuPont Performance Polymers. The acquisition will continue to build upon the Company’s position as a global supplier of high performance materials and technology-driven applications. These two product lines broaden the Company’s Ticona Engineering Polymers offerings within its Advanced Engineered Materials segment, enabling the Company to respond to a globalizing customer base, especially in the high growth electrical and electronics application markets. Pro forma financial information since the acquisition date has not been provided as the acquisition did not have a material impact on the Company’s financial information. The Company incurred $1 million in direct transaction costs as a result of this acquisition.

The Company allocated the purchase price of the acquisition to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC Topic 820”). The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company, with the assistance of third-party valuation consultants, calculated the fair value of the intangible assets acquired to allocate the purchase price at the respective acquisition date.

The consideration paid for the product lines and the amounts of the intangible assets acquired recognized at the acquisition date are as follows:

	Weighted
	Average Life
	(In years)	(In $ millions)

Cash consideration		46

Intangible assets acquired
Trademarks and trade names	indefinite	9
Customer-related intangible assets	10	6
Developed technology	10	7
Covenant not to compete and other	3	11
Goodwill		13

Total		46

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

The retrospective effect of applying the equity method of accounting to this investment to the unaudited interim consolidated statements of operations is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	As	As Adjusted for		As	As Adjusted for
	Originally	Retrospective	Effect of	Originally	Retrospective	Effect of
	Reported	Application	Change	Reported	Application	Change
	(In $ millions, except per share data)

Equity in net earnings (loss) of affiliates	19	36	17	44	77	33
Dividend income — cost investments	19	1	(18)	81	57	(24)
Earnings (loss) from continuing
operations before tax	49	48	(1)	155	164	9
Earnings (loss) from continuing
operations	399	398	(1)	483	492	9
Net earnings (loss)	399	398	(1)	483	492	9
Net earnings (loss) attributable to
Celanese Corporation	399	398	(1)	483	492	9
Net earnings (loss) available to common
shareholders	396	395	(1)	475	484	9
Earnings (loss) per common share — basic
Continuing operations	2.76	2.75	(0.01)	3.31	3.37	0.06
Discontinued operations	-	-	-	-	-	-

Net earnings (loss) — basic	2.76	2.75	(0.01)	3.31	3.37	0.06

Earnings (loss) per common share — diluted
Continuing operations	2.53	2.53	-	3.08	3.14	0.06
Discontinued operations	-	-	-	-	-	-

Net earnings (loss) — diluted	2.53	2.53	-	3.08	3.14	0.06

The retrospective effect of applying the equity method of accounting to this investment to the unaudited consolidated balance sheet is as follows:

	As of December 31, 2009
	As	As Adjusted for
	Originally	Retrospective	Effect of
	Reported	Application	Change
	(In $ millions)

Investments in affiliates	790	792	2
Total assets	8,410	8,412	2
Retained earnings	1,502	1,505	3
Accumulated other comprehensive income (loss), net	(659)	(660)	(1)
Total Celanese Corporation shareholders’ equity	584	586	2
Total shareholders’ equity	584	586	2
Total liabilities and shareholders’ equity	8,410	8,412	2

The retrospective effect of applying the equity method of accounting to this investment to the unaudited interim consolidated statement of cash flows is as follows:

	Nine Months Ended
	September 30, 2009
	As	As Adjusted for
	Originally	Retrospective	Effect of
	Reported	Application	Change
	(In $ millions)

Net earnings (loss)	483	492	9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other, net	8	(1)	(9)

Plant Closures

• Spondon, Derby, United Kingdom

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

During the first quarter of 2010, the Company concluded that certain long-lived assets of the Spondon, Derby, United Kingdom facility were partially impaired. Accordingly, during the nine months ended September 30, 2010, the Company recorded long-lived asset impairment losses of $72 million (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations. The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

In August 2010, the Company announced that it will consolidate its global acetate manufacturing capabilities by closing its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. The Company consulted with employees and their representatives since the announced proposed cessation of operations at the Spondon plant made on April 27, 2010. These consultations did not result in a demonstrated basis for viable continuing operations for acetate flake and tow operations at the site and, therefore, the Company intends to cease operations in the latter part of 2011.

The exit costs and plant shutdown costs recorded in the unaudited interim consolidated statements of operations related to the closure of the Spondon, Derby, United Kingdom location (Note 13) are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(In $ millions)

Employee termination benefits	14	14
Asset impairments	-	72

Total exit costs recorded to Other (charges) gains, net	14	86

Accelerated depreciation	2	2

Total plant shutdown costs	2	2

• Pardies, France

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

The exit costs and plant shutdown costs recorded in the unaudited interim consolidated statements of operations related to the Project of Closure (Note 13) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In $ millions)

Employee termination benefits	(2)	(58)	(4)	(58)
Asset impairments	-	(7)	(1)	(7)
Contract termination costs	-	(20)	(3)	(20)
Reindustrialization costs	-	-	(3)	-
Other	1	-	1	-

Total exit costs recorded to Other (charges) gains, net	(1)	(85)	(10)	(85)

Asset sale	1	-	1	-
Inventory write-offs	-	-	(4)	-
Accelerated depreciation	-	(5)	-	(9)
Other	(1)	(3)	(6)	(3)

Total plant shutdown costs	-	(8)	(9)	(12)

• Assets Held For Sale

Assets held for sale in the unaudited consolidated balance sheets includes plant assets with a net book value of $9 million and an office building with a net book value of $2 million as of September 30, 2010 and December 31, 2009, respectively. The Company sold the office building and recorded a gain of $14 million in Gain (loss) on disposition of businesses and assets, net, in the unaudited interim consolidated statements of operations for the nine months ended September 30, 2010. The plant assets held for sale as of September 30, 2010 relate to an agreement reached in July 2007 with Babcock & Brown, a worldwide investment firm that specializes in real estate and utilities development, to sell the Company’s Pampa, Texas facility. The office building is included in the Other Activities segment and the plant assets are included in the Acetyl Intermediates segment.

4.	Marketable Securities, at Fair Value

The Company’s captive insurance companies and pension-related trusts hold available-for-sale securities for capitalization and funding requirements, respectively. The Company received proceeds from sales of marketable securities and recorded realized gains (losses) to Other income (expense), net, in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In $ millions)

Proceeds from sale of securities	-	-	-	15

Realized gain on sale of securities	-	1	-	4
Realized loss on sale of securities	-	-	-	-

Net realized gain (loss) on sale of securities	-	1	-	4

The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value below carrying value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, the Company considers qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the Company writes down the carrying value of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. The Company recognized $0 million and $1 million of other-than-temporary impairment losses related to equity securities in the unaudited interim consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively. The Company recognized $0 million and $1 million of other-than-temporary impairment losses related to equity securities in the unaudited interim consolidated statements of operations for the nine months ended September 30, 2010 and 2009, respectively.

The amortized cost, gross unrealized gain, gross unrealized loss and fair value for available-for-sale securities by major security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In $ millions)

US government debt securities	25	8	-	33
US corporate debt securities	1	-	-	1

Total debt securities	26	8	-	34
Equity securities	47	-	(1)	46
Money market deposits and other securities	1	-	-	1

As of September 30, 2010	74	8	(1)	81

US government debt securities	26	2	-	28
US corporate debt securities	1	-	-	1

Total debt securities	27	2	-	29
Equity securities	55	-	(3)	52
Money market deposits and other securities	2	-	-	2

As of December 31, 2009	84	2	(3)	83

Fixed maturities as of September 30, 2010 by contractual maturity are shown below. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In $ millions)

Within one year	2	2
From one to five years	-	-
From six to ten years	-	-
Greater than ten years	25	33

Total	27	35

Proceeds received from fixed maturities that mature within one year are expected to be reinvested into additional securities upon such maturity.

5.	Inventories

	As of	As of
	September 30,	December 31,
	2010	2009
	(In $ millions)

Finished goods	420	367
Work-in-process	29	28
Raw materials and supplies	129	127

Total	578	522

6.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(In $ millions)

As of December 31, 2009
Goodwill	263	257	35	243	798
Accumulated impairment losses	-	-	-	-	-

Total	263	257	35	243	798
Acquisition (Note 3)	13	-	-	-	13
Reallocation of Ibn Sina goodwill
(Note 18)	34	-	-	(34)	-
Exchange rate changes	(7)	(5)	(1)	(13)	(26)

As of September 30, 2010
Goodwill	303	252	34	196	785
Accumulated impairment losses	-	-	-	-	-

Total	303	252	34	196	785

The Company assesses the recoverability of the carrying value of its reporting unit goodwill annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company’s annual goodwill impairment test, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2010.

Intangible Assets, Net

			Customer-		Covenants
	Trademarks		Related		Not to
	and Trade		Intangible	Developed	Compete
	Names	Licenses	Assets	Technology	and Other	Total
Gross Asset Value	(In $ millions)
As of December 31, 2009	83	29	552	13	12	689
Acquisition (Note 3)	9	-	6	7	11	33
Exchange rate changes	(3)	1	(23)	-	(1)	(26)

As of September 30, 2010	89	30	535	20	22	696

Accumulated Amortization
As of December 31, 2009	(5)	(6)	(362)	(11)	(11)	(395)
Amortization of intangible assets	-	(2)	(40)	(1)	(2)	(45)
Exchange rate changes	-	-	14	1	-	15

As of September 30, 2010	(5)	(8)	(388)	(11)	(13)	(425)

Net book value	84	22	147	9	9	271

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)

2011	63
2012	47
2013	29
2014	18
2015	8

The Company assesses the recoverability of the carrying value of its indefinite-lived intangible assets annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company’s annual indefinite-lived intangible assets impairment test, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months September 30, 2010.

The Company’s trademarks and trade names have an indefinite life. As of September 30, 2010, the Company did not renew or extend any significant intangible assets.

7. Current Other Liabilities

	As of	As of
	September 30,	December 31,
	2010	2009
	(In $ millions)
Salaries and benefits	110	100
Environmental (Note 11)	15	13
Restructuring (Note 13)	64	99
Insurance	29	37
Asset retirement obligations	16	22
Derivatives	71	75
Current portion of benefit obligations	49	49
Interest	18	20
Sales and use tax/foreign withholding tax payable	18	15
Uncertain tax positions	5	5
Other	194	176

Total	589	611

8. Noncurrent Other Liabilities

	As of	As of
	September 30,	December 31,
	2010	2009
	(In $ millions)

Environmental (Note 11)	89	93
Insurance	68	85
Deferred revenue	43	49
Deferred proceeds (Note 20)	805	846
Asset retirement obligations	50	45
Derivatives	36	44
Income taxes payable	32	61
Other	52	83

Total	1,175	1,306

9. Debt

	As of	As of
	September 30,	December 31,
	2010	2009
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	105	102
Short-term borrowings, including amounts due to affiliates, weighted average interest rate of 3.3%	156	140

Total	261	242

Long-term debt
Senior credit facilities
Term B loan facility due 2014	512	2,785
Term C loan facility due 2016	1,418	-
Senior unsecured notes due 2018	600	-
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings, interest rates ranging from 6.7% to 25.7%, due at various dates through 2054	266	242
Other bank obligations, interest rates ranging from 1.9% to 5.3%, due at various dates through 2014	138	153

Subtotal	3,115	3,361
Less: Current installments of long-term debt	105	102

Total	3,010	3,259

Senior Notes

On September 24, 2010, Celanese US completed an offering of $600 million in aggregate principal amount of
6 5/8% Senior Notes due 2018 (the “Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).

The Notes were issued under an indenture dated September 24, 2010 (the “Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. The Notes bear interest at a rate of 6 5/8% per annum and were priced at 100% of par. Celanese US will pay interest on the Notes on April 15 and October 15 of each year commencing on April 15, 2011. The Notes will mature on October 15, 2018 and the Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the Indenture. The Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.

The holders of the Notes are entitled to the benefits of a registration rights agreement dated September 24, 2010 (the “Registration Rights Agreement”), by and among Celanese US and the initial purchasers listed therein. Pursuant to the Registration Rights Agreement, Celanese US has agreed to use commercially reasonable efforts to file a registration statement (an “Exchange Offer Registration Statement”) with respect to a registered exchange offer (an “Exchange Offer”) to exchange the Notes for new notes with terms substantially identical in all material respects to the Notes (except that the new notes will not have transfer restrictions, registration rights or be entitled to Additional Interest (as defined below)), to cause the Exchange Offer Registration Statement to be declared effective by the SEC under the Securities Act and to consummate the Exchange Offer by the 270th day after the date of the initial issuance of the Notes (June 21, 2011). Celanese US may also, in certain circumstances, be required pursuant to the Registration Rights Agreement to file and cause to become effective a shelf registration statement with respect to resales of the Notes.

If, on or before the 270th day after the original issue date of the Notes, (a) Celanese US has not exchanged the new notes for all Notes validly tendered in accordance with the terms of an Exchange Offer or, if required, a shelf registration statement covering resales of the Notes has not been declared effective, or (b) a shelf registration statement covering resales of the Notes is required and becomes effective but such shelf registration statement ceases to be effective during the period specified in the Registration Rights Agreement (subject to certain exceptions) (each such event referred to in clauses (a) and (b) of this paragraph, a “Registration Default”), then additional interest (“Additional Interest”) shall accrue on the outstanding principal amount of the Notes from and including the date on which such Registration Default has occurred at a rate of 0.25% per annum for the first 90 day period immediately following such date and will increase by an additional 0.25% per annum at the end of each subsequent 90 day period, up to a maximum rate of 1.00% per annum; provided, however, that Additional Interest will not accrue in respect of more than one Registration Default at any time. Additional Interest will cease to accrue upon the earliest to occur of (i) the date on which the Registration Default giving rise to such Additional Interest shall have been cured and (ii) the date that is the second anniversary of the closing date of the offering.

The Indenture contains covenants, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

Senior Credit Facilities

On September 29, 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement (the “Amendment Agreement”) with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated as of April 2, 2007 (as previously amended, the “Existing Credit Agreement”, and as amended and restated by the Amendment Agreement, the “Amended Credit Agreement”).

Prior to entering into the Amendment Agreement, Celanese US, through its subsidiaries, prepaid outstanding term loan borrowings under the Existing Credit Agreement in an aggregate principal amount of $800 million using the proceeds from the issuance of the Notes and cash on hand. The prepaid principal amount was comprised of $649 million of US dollar-denominated term loan facility and €114 million of Euro-denominated term loan facility.

As part of the Amendment Agreement, $1,140 million of US dollar-denominated term loan facility and €204 million of Euro-denominated term loan facility under the Existing Credit Agreement were converted into the Term C loan facility having an extended maturity of October 31, 2016. The non-extended portions of the Term B loan facility were continued under the Amended Credit Agreement as the Term B loan facility, having principal amounts of $417 million and €69 million, respectively, without change to the maturity date of April 2, 2014. Additionally, Celanese US extended $600 million of revolving credit facility commitments to October 31, 2015. The maturity date of the revolving credit facility will be accelerated to January 1, 2014 if, on such date, the aggregate principal amount of the Term B loan facility outstanding is $450 million or more. The maturity of the $228 million credit-linked revolving facility terminating in 2014 was not extended under the Amendment Agreement.

A summary of the Amendment Agreement changes from the Existing Credit Agreement to the Amended Credit Agreement is as follows:

	US dollar-	Euro dollar-
	denominated	denominated
	term loan	term loan	Maturity Date
Existing Credit Agreement	(In $ millions)
Balance as of June 30, 2010	$2,212	€388	April 2, 2014
Principal paydown on September 24, 2010	(649)	(114)
1% annual amortization payment of principal pro-rated on July 2, 2010	(6)	(1)

Balance as of September 30, 2010	$1,557	€273

Amended Credit Agreement
Term C loan facility	$1,140	€204	October 31, 2016
Term B loan facility	417	69	April 2, 2014

Total	$1,557	€273

As of September 30, 2010, the balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

(In $ millions)

Revolving credit facility
Borrowings outstanding	-
Letters of credit issued	-
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	84
Available for borrowing	144

Borrowings under the Amended Credit Agreement will continue to bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the Term B loan facility and any borrowings under the credit-linked revolving facility is 1.75% above LIBOR or EURIBOR, as applicable, subject to reduction by 0.25% if the Company’s total net leverage ratio is 2.25:1.00 or less. The applicable margin for the Term C loan facility is 3.00% above LIBOR or EURIBOR, as applicable, subject to increase by 0.25% if the Company’s total net leverage ratio is above 2.25:1.00, and subject to reduction by 0.25% if the Company’s total net leverage ratio is 1.75:1.00 or less. The applicable margin for the Term B loan facility and any borrowings under the credit-linked revolving facility is 1.5% as of September 30, 2010. The applicable margin for the Term C loan facility is 3.0%, as of September 30, 2010. The applicable margin for borrowings under the revolving credit facility is currently 2.50% above LIBOR or EURIBOR, as applicable, subject to increase or reduction in certain circumstances based on changes in the Company’s corporate credit ratings. Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly.

The Amended Credit Agreement is guaranteed by Celanese and certain domestic subsidiaries of Celanese US and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions (including for certain real property and certain shares of foreign subsidiaries), pursuant to the Guarantee and Collateral Agreement, dated as of April 2, 2007.

As a condition to borrowing funds or requesting that letters of credit be issued under the revolving facility, the Company’s first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed the threshold as specified below. Further, the Company’s first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.

The Company’s amended maximum first lien senior secured leverage ratios, estimated first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility as of September 30, 2010 are as follows:

First Lien Senior Secured Leverage Ratios
			Estimate, if Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
(In $ millions)

September 30, 2010	4.25 to 1.00	1.9 to 1.00	2.4 to 1.00	600
December 31, 2010 and thereafter	3.90 to 1.00

The Amended Credit Agreement contains covenants that are substantially similar to those found in the Existing Credit Agreement, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses.

The Amended Credit Agreement also maintains, from the Existing Credit Agreement, a number of events of default, including a cross default to other debt of Celanese, Celanese US, or their subsidiaries, including the Notes, in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations under the Amended Credit Agreement.

As a result of the Amendment Agreement and the issuance of the Notes, the Company accelerated amortization of deferred financing costs of $8 million and incurred other refinancing expenses of $8 million which combined are recorded as Refinancing expense in the unaudited interim consolidated statements of operations. In addition, the Company recorded deferred financing costs of $7 million related to the Amendment Agreement and $9 million related to the issuance of the Notes. These deferred financing costs combined with existing deferred financing costs of $11 million are included in noncurrent Other assets on the unaudited interim consolidated balance sheet as of September 30, 2010. Deferred financing costs of $18 million and $9 million are being amortized over the terms of the Amendment Agreement and the Notes, respectively.

The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2010.

10.	Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In $ millions)

Service cost	7	8	-	-	23	22	1	1
Interest cost	46	50	4	5	142	145	11	13
Expected return on plan assets	(48)	(54)	-	-	(148)	(156)	-	-
Recognized actuarial (gain) loss	1	-	(1)	(1)	5	1	(3)	(4)
Prior service credit	1	-	-	-	1	-	-	-
Curtailment (gain) loss	(1)	-	-	-	(4)	1	-	-

Total	6	4	3	4	19	13	9	10

The Company expects to contribute $52 million to its defined benefit pension plans in 2010. As of September 30, 2010, $42 million of contributions have been made. The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company expects to make benefit contributions of $27 million under the provisions of its other postretirement benefit plans in 2010. As of September 30, 2010, $20 million of benefit contributions have been made.

The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $4 million for the nine months ended September 30, 2010.

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

The Company’s environmental remediation reserves are recorded in the unaudited consolidated balance sheets as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
	(In $ millions)

Current other liabilities	15	13
Noncurrent other liabilities	89	93

Total	104	106

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

The Company’s environmental remediation reserves are recorded in the unaudited consolidated balance sheets as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
	(In $ millions)

Demerger obligations (Note 17)	36	36
Divestiture obligations (Note 17)	27	28
US Superfund sites	13	10
Other environmental remediation reserves	28	32

Total	104	106

12.	Shareholders’ Equity

Preferred Stock

On February 1, 2010, the Company delivered notice to the holders of its 4.25% Convertible Perpetual Preferred Stock (the “Preferred Stock”) that it was calling for the redemption of all 9.6 million outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the Company’s Series A Common Stock, par value $0.0001 per share (“Common Stock”), at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by the Company on February 22, 2010 for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. In addition to the shares of Common Stock issued in respect of the shares of Preferred Stock converted and redeemed, the Company paid cash in lieu of fractional shares. The Company recorded expense of less than $1 million in Additional paid-in capital in the unaudited interim consolidated statements of shareholders’ equity and comprehensive income (loss) for the nine months ended September 30, 2010 related to the conversion and redemption of the Preferred Stock.

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

	Nine Months Ended		Total From
	September 30,		Inception Through
	2010	2009	September 30, 2010

Shares repurchased	1,473,492	-	11,236,692
Average purchase price per share	$27.82	$-	$37.26
Amount spent on repurchased shares (in millions)	$41	$-	$419

Purchases of treasury stock reduce the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Dividends

In April 2010, the Company announced that its Board of Directors approved a 25% increase in the Company’s quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.04 to $0.05 per share of Common Stock on a quarterly basis and $0.16 to $0.20 per share of Common Stock on an annual basis. The new dividend rate was applicable to dividends payable beginning in August 2010.

Other Comprehensive Income (Loss), Net

Adjustments to Net earnings (loss) used to calculate Other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In $ millions)

Adjustments to net earnings (loss)	107	46	63	36
Income tax (provision) benefit	(4)	(1)	(9)	-

Adjustments to net earnings (loss), net	103	45	54	36

13.	Other (Charges) Gains, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In $ millions)

Employee termination benefits	(17)	(65)	(26)	(94)
Ticona Kelsterbach plant relocation (Note 20)	(7)	(4)	(17)	(10)
Plumbing actions	26	-	40	3
Insurance recoveries	18	-	18	6
Asset impairments	-	(7)	(73)	(8)
Plant/office closures	1	(20)	(4)	(20)
Resolution of commercial disputes	15	-	15	-

Total	36	(96)	(47)	(123)

2010

During the first quarter of 2010, the Company concluded that certain long-lived assets were partially impaired at its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 3). Accordingly, the Company wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million for the nine months ended September 30, 2010. The Company calculated the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the reporting unit which is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

As a result of the announced closure of the Company’s acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 3), the Company recorded $14 million of employee termination benefits during the three months ended September 30, 2010. The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

As a result of the Company’s Pardies, France Project of Closure (Note 3), the Company recorded exit costs of $2 million in employee termination benefits for the three months ended September 30, 2010. The Company recorded exit costs of $10 million during the nine months ended September 30, 2010, which consisted of $4 million in employee termination benefits, $1 million of long-lived asset impairment losses, $2 million of contract termination costs and other plant closure costs and $3 million of reindustrialization costs. The Pardies, France facility is included in the Acetyl Intermediates segment.

Due to certain events in October 2008 and subsequent periodic cessations of production of the Company’s specialty polymers products produced at its ethylene vinyl acetate (“EVA”) Performance Polymers facility in Edmonton, Alberta, Canada, the Company declared two events of force majeure. During 2009, the Company replaced long-lived assets damaged in October 2008. As a result of these events and subsequent periodic cessation of production, the Company recorded $25 million of insurance recoveries during the three months ended September 30, 2010 in the Company’s Industrial Specialties segment. This amount was partially offset by a $7 million charge from the Company’s captive insurance companies included in the Other Activities segment. The net insurance recoveries of $18 million consisted of $8 million related to property damage and $10 million related to business interruption.

Other charges for the three months ended September 30, 2010 included a $26 million decrease in legal reserves associated with the plumbing actions. Other charges for the nine months ended September 30, 2010 included $13 million of recoveries and a $27 million decrease in legal reserves associated with the plumbing actions. This activity was recorded in the Company’s Advanced Engineered Materials segment.

Other charges for the three months ended September 30, 2010 also included a $15 million favorable settlement in resolution of a commercial dispute. This settlement was recorded in the Company’s Consumer Specialties segment.

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

As a result of the Pardies, France Project of Closure (see Note 3), Other charges for the Company included exit costs of $85 million during the three months ended September 30, 2009, which consisted of $58 million in employee termination benefits, $20 million of contract termination costs and $7 million of long-lived asset impairment losses. The Pardies, France facility is included in the Acetyl Intermediates segment.

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

The changes in the restructuring reserves by business segment are as follows:

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total
	(In $ millions)

Employee Termination Benefits
Reserve as of December 31, 2009	7	4	3	60	7	81
Additions	2	16	-	-	4	22
Cash payments	(5)	(3)	(2)	(23)	(3)	(36)
Other changes	-	(1)	(1)	-	-	(2)
Exchange rate changes	-	(1)	-	(4)	-	(5)

Reserve as of September 30, 2010	4	15	-	33	8	60

Plant/Office Closures
Reserve as of December 31, 2009	-	-	-	17	1	18
Additions	-	-	-	6	-	6
Cash payments	-	-	-	(18)	-	(18)
Exchange rate changes	-	-	-	(2)	-	(2)

Reserve as of September 30, 2010	-	-	-	3	1	4

Total	4	15	-	36	9	64

14.	Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2010 was 23% compared to (729%) for the three months ended September 30, 2009. The increase in the effective rate for the three months ended September 30, 2010 was primarily due to the release of valuation allowance on US net deferred tax assets during the three months ended September 30, 2009. The Company’s effective income tax rate for the nine months ended September 30, 2010 was 21% compared to (200%) for the nine months ended September 30, 2009. The 2010 effective rate was higher due to the release of valuation allowance on US net deferred tax assets during the three months ended September 30, 2009, a current period increase in reserves for uncertain tax positions, an increase in foreign losses not resulting in tax benefits in the current year and the effect of 2010 healthcare reform in the US, partially offset by the effect of new tax legislation in Mexico in 2010.

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

On March 31, 2010, the Mexican tax authorities issued new regulations to clarify various provisions included in the Tax Reform Bill, including certain aspects of the recapture rules related to income tax loss carryforwards, intercompany dividends and differences between consolidated and individual Mexican tax earnings and profits. At March 31, 2010, the application of the new regulations resulted in a reduction of $43 million to the estimated income tax impact of the Tax Reform Bill that was recorded by the Company during the three months ended December 31, 2009. After inflation and exchange rate changes, the Company’s estimated tax liability at September 30, 2010 related to the combined Tax Reform Bill and the new regulations is as follows:

(In $ millions)

2010	-
2011	2
2012	3
2013	4
2014 and thereafter	23

Total	32

Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the nine months ended September 30, 2010, the total unrecognized tax benefits, interest and penalties related to uncertain tax positions increased $22 million for interest and changes in unrecognized tax benefits in US and foreign jurisdictions, and decreased by $7 million due to exchange rate changes. Currently, uncertain tax positions are not expected to change significantly over the next 12 months.

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

On August 27, 2010 the Company executed a forward-starting interest rate swap with a notional amount of $1.1 billion. As a result of the swap, the Company has fixed the LIBOR portion of $1.1 billion of the Company’s floating rate debt at 1.7125% effective January 2, 2012 through January 2, 2014.

The Company also enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. Through these instruments, the Company mitigates its foreign currency exposure on transactions with third party entities as well as intercompany transactions. The foreign currency forwards and swaps are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are classified as Other income (expense), net, in the unaudited interim consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are classified as Foreign exchange gain (loss), net, in the unaudited interim consolidated statements of operations.

The Company’s US-dollar interest rate swap derivative arrangements are as follows:

As of September 30, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)

100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%

2,600

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate LIBOR borrowings (Note 9).

As of December 31, 2009
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)

100	April 2, 2007	January 4, 2010	4.92%
100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%

1,600

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate LIBOR borrowings (Note 9).

The Company’s Euro interest rate swap derivative arrangements are as follows:

As of September 30, 2010 and December 31, 2009
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In € millions)

150	April 2, 2007	April 2, 2011	4.04%

(1)	Fixes the EURIBOR portion of the Company’s Euro denominated variable rate EURIBOR borrowings (Note 9).

The notional values of the Company’s foreign currency forwards and swaps is $474 million and $1,463 million as of September 30, 2010 and December 31, 2009, respectively.

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2010				September 30, 2010
	Gain (Loss)				Gain (Loss)
	Recognized in Other		Gain (Loss)		Recognized in Other		Gain (Loss)
	Comprehensive		Recognized in		Comprehensive		Recognized in
	Income		Income		Income		Income
	(In $ millions)

Derivatives designated as cash flow hedging instruments
Interest rate swaps	(17	) (3)	(16	) (1)	(40	) (2)	(51	) (1)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-		(8)		-		30

Total	(17)		(24)		(40)		(21)

(1)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is classified as Interest expense in the unaudited interim consolidated statements of operations.

(2)	Amount excludes $6 million of losses associated with the Company’s equity method investments’ derivative activity and $4 million of tax expense.

(3)	Amount excludes $1 million of losses associated with the Company’s equity method investments’ derivative activity.

	Three Months Ended				Nine Months Ended
	September 30, 2009				September 30, 2009
	Gain (Loss)				Gain (Loss)
	Recognized in Other		Gain (Loss)		Recognized in Other		Gain (Loss)
	Comprehensive		Recognized in		Comprehensive		Recognized in
	Income		Income		Income		Income
	(In $ millions)

Derivatives designated as cash flow hedging instruments
Interest rate swaps	(20	) (2)	(17	) (1)	(33	) (2)	(44	) (1)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-		(7)		-		(22)

Total	(20)		(24)		(33)		(66)

(1)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is classified as Interest expense in the unaudited interim consolidated statements of operations.

(2)	Amount excludes tax effect of $4 million recognized in Other comprehensive income (loss).

See Note 16 for additional information regarding the fair value of the Company’s derivative arrangements.

16.	Fair Value Measurements

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)	Total
	(In $ millions)

Marketable securities, at fair value
US government debt securities	-	33	33
US corporate debt securities	-	1	1

Total debt securities	-	34	34
Equity securities	46	-	46
Money market deposits and other securities	-	1	1
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	5	5	(1)

Total assets as of September 30, 2010	46	40	86

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(63)	(63)	(2)
Interest rate swaps	-	(36)	(36)	(3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(8)	(8)	(2)

Total liabilities as of September 30, 2010	-	(107)	(107)

Marketable securities, at fair value
US government debt securities	-	28	28
US corporate debt securities	-	1	1

Total debt securities	-	29	29
Equity securities	52	-	52
Money market deposits and other securities	-	2	2
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	12	12	(1)

Total assets as of December 31, 2009	52	43	95

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(68)	(68)	(2)
Interest rate swaps	-	(44)	(44)	(3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(7)	(7)	(2)

Total liabilities as of December 31, 2009	-	(119)	(119)

(1)	Included in current Other assets in the unaudited consolidated balance sheets.

(2)	Included in current Other liabilities in the unaudited consolidated balance sheets.

(3)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

Summarized below are the carrying values and estimated fair values of financial instruments that are not carried at fair value in the Company’s unaudited consolidated balance sheets:

	As of		As of
	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In $ millions)

Cost investments (As adjusted, Note 3)	134	-	129	-
Insurance contracts in nonqualified pension trusts	73	73	66	66
Long-term debt, including current installments of long-term debt	3,115	3,111	3,361	3,246

In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of September 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.

The fair value of long-term debt is based on valuations from third-party banks and market quotations.

17.	Commitments and Contingencies

The Company is involved in legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, contract, antitrust, intellectual property, workers’ compensation, chemical exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, the Company is actively defending those matters where the Company is named as a defendant. Additionally, the Company believes, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation and claims will not have a material adverse effect on the financial position of the Company; however, the ultimate outcome of any given matter may have a material adverse impact on the results of operations or cash flows of the Company in any given reporting period.

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

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements that called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlement, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. As of September 30, 2010, the aggregate funding is $1,111 million due to additional contributions and funding commitments made primarily by other parties. The time to file claims for the class in Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) has now expired. Accordingly, the court ruled the terms of the Cox settlement have been fully performed. The entity previously established to administer all Cox related claims was dissolved on September 24, 2010.

During the period between 1995 and 2001, CNA Holdings was also named as a defendant in the following putative class actions:

•	Couture, et al. v. Shell Oil Company, et al., No. 200-06-000001-985 (Quebec Superior Court, Canada).

•	Dilday, et al. v. Hoechst Celanese Corporation, et al., No. 15187 (Chancery Ct., Weakley County, Tennessee).

•	Furlan v. Shell Oil Company, et al., No. C967239 (British Columbia Supreme Court, Vancouver Registry, Canada).

•	Gariepy, et al. v. Shell Oil Company, et al., No. 30781/99 (Ontario Court General Division, Canada) (pending final approval of nationwide Canadian class settlement).

•	Shelter General Insurance Co., et al. v. Shell Oil Company, et al., No. 16809 (Chancery Ct., Weakley County, Tennessee).

•	St. Croix Ltd., et al. v. Shell Oil Company, et al., No. 1997/467 (Territorial Ct., St. Croix Division, the US Virgin Islands).

•	Tranter v. Shell Oil Company, et al., No. 46565/97 (Ontario Court General Division, Canada).

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

The Company’s remaining plumbing action accruals recorded in the unaudited consolidated balance sheets as of September 30, 2010 and December 31, 2009 are $28 million and $55 million, respectively. The Company recorded recoveries and reductions in legal reserves related to plumbing actions (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In $ millions)

Recoveries	-	-	13	1
Legal reserve reductions	26	-	27	2

Total	26	-	40	3

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

Sorbates Antitrust Actions

In 2004 a civil antitrust action styled Freeman Industries LLC v. Eastman Chemical Co., et al. (No. C34355), was filed against Hoechst, Nutrinova, Inc. and others in the Law Court for Sullivan County in Kingsport, Tennessee. The plaintiff sought monetary damages and other relief for alleged violations of Tennessee state antitrust laws involving the sorbates industry. The trial court dismissed the plaintiff’s claims and upon appeal the Supreme Court of Tennessee affirmed the dismissal of the plaintiff’s claims. In December 2005, the plaintiff lost an attempt to amend its complaint and the entire action was dismissed with prejudice. Plaintiff’s counsel subsequently filed a new complaint with new class representatives in the same Tennessee court. The defendant’s motion to strike the class allegations was granted in May 2008. On August 20, 2010, this action was dismissed with prejudice.

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

In December 1998, HCC sold its polyester staple business (the “1998 Sale”) to KoSa B.V., f/k/a Arteva B.V., a subsidiary of Koch Industries, Inc. (“KoSa”), under an asset purchase agreement (“APA”). In August of 2002, Arteva Specialties, S.a.r.l., a subsidiary of KoSa (“Arteva Specialties”), pled guilty to a criminal violation of the Sherman Act relating to anti-competitive conduct following the 1998 Sale. Shortly thereafter, various polyester staple customers filed approximately 50 civil anti-trust lawsuits against KoSa and Arteva Specialties, some of which alleged anti-competitive conduct prior to the 1998 Sale. In a complaint filed on November 3, 2003 in the United States District Court for the Southern District of New York, Koch Industries, Inc. et al. v. Hoechst Aktiengellschaft et al., No. 03-cv-8679, Koch Industries, Inc., KoSa, Arteva Specialties and Arteva Services S.a.r.l. sought recovery from Hoechst and the Celanese Entities exceeding $371 million. In the complaint, the plaintiffs alleged claims of fraud, unjust enrichment and indemnification for retained liabilities and for breach of contractual representations and warranties under the APA. Both parties filed motions for summary judgment in 2009. On July 19, 2010, the court granted in part and denied in part the pending motions. The court dismissed the plaintiffs’ claims for fraud and unjust enrichment, which also eliminated plaintiffs’ claims for punitive damages. The court also held that the plaintiffs cannot recover damages for liabilities arising out of the operation of the polyester staple business incurred after the 1998 Sale. The plaintiffs can recover damages for the costs of defending and settling civil antitrust actions brought against them to the extent such damages arose out of the operation of the polyester staple business prior to the 1998 Sale (i.e., “Retained Liabilities” as defined in the APA). The plaintiffs have alleged that they paid approximately $135 million for the costs of settling and defending both pre- and post-1998 Sale civil antitrust actions. The court reserved for trial the calculation and allocation of any damages to which the plaintiffs would be entitled under the relevant sections of the APA. Because of insufficient information, including that contained in the record, we are unable to estimate the amount of the Company’s loss for this matter. The court also preserved for trial the plaintiffs’ claim for breach of contractual representations and warranties under the APA. Trial has been set for March 21, 2011. The Company is actively defending this matter.

Other Commercial Actions

In April 2007, Southern Chemical Corporation (“Southern”) filed a petition in the 190th Judicial District Court of Harris County, Texas styled Southern Chemical Corporation v. Celanese Ltd. (Cause No. 2007-25490), seeking declaratory judgment relating to the terms of a multi-year supply contract. The trial court granted the Company’s motion for summary judgment in March 2008 dismissing Southern’s claims. In September 2009, the intermediate Texas appellate court reversed the trial court decision and remanded the case to the trial court. The Texas Supreme Court subsequently declined both parties’ requests that it hear the case. On August 15, 2010, Southern filed a second amended petition adding a claim for breach of contract and seeking equitable damages in an unspecified amount from the Company. Trial has been set for August 2011. The Company does not believe the contractual interpretations set forth by Southern have merit and is actively defending the matter.

Acetic Acid Patent Infringement Matters

On May 9, 1999, Celanese International Corporation filed a private criminal action styled Celanese International Corporation v. China Petrochemical Development Corporation against China Petrochemical Development Corporation (“CPDC”) in the Taiwan Kaoshiung District Court alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief that, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data that was reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, the District Court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest) for the period of 1995 through 1999. In October 2008, the High Court, on appeal, reversed the District Court’s $28 million award to the Company. The Company appealed to the Superior Court in November 2008, and the court remanded the case to the Intellectual Property Court in June 2009. On January 16, 2006, the District Court awarded Celanese International Corporation $800,000 (plus interest) for the year 1990. In January 2009, the High Court, on appeal, affirmed the District Court’s award and CPDC appealed on February 5, 2009 to the Supreme Court. During the quarter ended March 31, 2010, this case was remanded to the Intellectual Property Court. In August 2010, the Intellectual Property Court ruled in CPDC’s favor and Celanese filed an appeal to the Supreme Court. On June 29, 2007, the District Court awarded Celanese International Corporation $60 million (plus interest) for the period of 2000 through 2005. CPDC appealed this ruling and in July 2009, the High Court ruled in CPDC’s favor. The Company appealed to the Supreme Court and in December 2009, the case was remanded to the Intellectual Property Court.

Workers Compensation Claims

The Company has been provided with notices of claims filed with the South Carolina Workers’ Compensation Commission and the North Carolina Industrial Commission. The notices of claims identify various alleged injuries to current and former employees arising from alleged exposure to undefined chemicals at current and former plant sites in South Carolina and North Carolina. As of September 30, 2010, there were 1,348 claims pending. The Company has reserves for defense costs related to these matters.

Asbestos Claims

As of September 30, 2010, the Company and several of its US subsidiaries are defendants in asbestos cases. During the nine months ended September 30, 2010, asbestos case activity is as follows:

Asbestos Cases

As of December 31, 2009	526
Case adjustments	2
New cases filed	36
Resolved cases	(55)

As of September 30, 2010	509

Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters.

Award Proceedings in relation to Domination Agreement and Squeeze-Out

On October 1, 2004, Celanese GmbH and the Purchaser entered into a Domination Agreement pursuant to which the Purchaser became obligated to offer to acquire all outstanding Celanese GmbH shares from the minority shareholders of Celanese GmbH in return for payment of fair cash compensation (the “Purchaser Offer”). The amount of this fair cash compensation was determined to be €41.92 per share in accordance with applicable German law. All minority shareholders who elected not to sell their shares to the Purchaser under the Purchase Offer were entitled to remain shareholders of Celanese GmbH and to receive from the Purchaser a gross guaranteed annual payment of €3.27 per Celanese GmbH share less certain corporate taxes in lieu of any dividend.

As of March 30, 2005, several minority shareholders of Celanese GmbH had initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered in the Purchaser Offer under the Domination Agreement. In the Purchase Offer, 145,387 shares were tendered at the fair cash compensation of €41.92, and 938,784 shares initially remained outstanding and were entitled to the guaranteed annual payment under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed annual payment paid under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares in the Purchase Offer for the fair cash compensation, could claim the respective higher amounts. On December 12, 2006, the court of first instance appointed an expert to assist the court in determining the value of Celanese GmbH.

On May 30, 2006 the majority shareholder of Celanese GmbH adopted a squeeze-out resolution under which all outstanding shares held by minority shareholders should be transferred to the Purchaser for a fair cash compensation of €66.99 per share (the “Squeeze-Out”). This shareholder resolution was challenged by shareholders but the Squeeze-Out became effective after the disputes were settled on December 22, 2006. Award proceedings were subsequently filed by 79 shareholders against the Purchaser with the Frankfurt District Court requesting the court to set a higher amount for the Squeeze-Out compensation.

Pursuant to a settlement agreement between the Purchaser and certain former Celanese GmbH shareholders, if the court sets a higher value for the fair cash compensation or the guaranteed payment under the Purchaser Offer or the Squeeze-Out compensation, former Celanese GmbH shareholders who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out will be entitled to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings related to the Purchase Offer and the Squeeze-Out. If the fair cash compensation determined by the court is higher than the Squeeze-Out compensation of € 66.99, then 1,069,465 shares will be entitled to an adjustment. If the court confirms the value of the fair cash compensation under the Domination Agreement but determines a higher value for the Squeeze-Out compensation, 924,078 shares would be entitled to an adjustment. Payments already received by these shareholders as compensation for their shares will be offset so that persons who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.

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

The Company’s obligation to indemnify Hoechst, and its legal successors, for environmental liabilities associated with contamination arising under these 19 divestiture agreements is subject to the following thresholds:

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

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $36 million as of September 30, 2010 and December 31, 2009 for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for (i) one-third of any and all liabilities that result from Hoechst being held as the responsible party pursuant to public law or current or future environmental law or by third parties pursuant to private or public law relates to contamination and (ii) liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any significant reserves associated with this indemnification as it is not probable or estimable. The Company has not made any payments to Hoechst or its legal successors during the nine months ended September 30, 2010 and 2009, respectively, in connection with this indemnification.

•	Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk. As of September 30, 2010 and December 31, 2009, the Company had reserves in the aggregate of $27 million and $28 million, respectively, for these matters.

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $1.9 billion as of September 30, 2010. Other agreements do not provide for any monetary or time limitations.

Purchase Obligations

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials and utilities. As of September 30, 2010, there were outstanding future commitments of $1.7 billion under take-or-pay contracts. The Company recognized $0 and $3 million of losses related to take-or-pay contract termination costs for the three and nine months ended September 30, 2010, respectively, related to the Company’s Pardies, France Project of Closure (Note 3 and Note 13). The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, as of September 30, 2010, there were other outstanding commitments of $487 million representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements.

During March 2010, the Company successfully completed an amended raw material purchase agreement with a supplier who had filed for bankruptcy. Under the original contract, the Company made advance payments in exchange for preferential pricing on certain volumes of material purchases over the life of the contract. The cancellation of the original contract and the terms of the subsequent amendment resulted in the Company accelerating amortization on the unamortized prepayment balance of $0 and $22 million during the three and nine months ended September 30, 2010, respectively. The accelerated amortization was recorded to Cost of sales in the unaudited interim consolidated statements of operations as follows: $20 million was recorded in the Acetyl Intermediates segment and $2 million was recorded in the Advanced Engineered Materials segment.

18.	Segment Information

Effective April 1, 2010, the Company moved its Ibn Sina affiliate from its Acetyl Intermediates segment to its Advanced Engineered Materials segment to reflect the change the affiliate’s business dynamics and growth opportunities. The Company has retrospectively adjusted its reportable segments for its Advanced Engineered Materials segment and its Acetyl Intermediates segment for the three and nine months ended September 30, 2009 to conform to the three and nine months ended September 30, 2010 presentation.

	Advanced
	Engineered	Consumer		Industrial	Acetyl	Other
	Materials	Specialties		Specialties	Intermediates	Activities	Eliminations	Consolidated
	(In $ millions)

Three months ended September 30, 2010
Net sales	271	288	(1)	276	777 (1)	-	(106)	1,506
Other (charges) gains, net	19	1		25	(1)	(8)	-	36
Equity in net earnings (loss) of affiliates	31	-		-	2	4	-	37
Earnings (loss) from continuing operations before tax	93	72		50	85	(109)	-	191
Depreciation and amortization	19	9		11	23	4	-	66
Capital expenditures (2)	14	15		14	11	5	-	59

(As Adjusted, Note 3)
Three months ended September 30, 2009
Net sales	220	271		236	666 (1)	-	(89)	1,304
Other (charges) gains, net	(6)	(3)		(2)	(85)	-	-	(96)
Equity in net earnings (loss) of affiliates	28	-		-	2	6	-	36
Earnings (loss) from continuing operations before tax	49	52		44	(27)	(70)	-	48
Depreciation and amortization	17	13		14	34	5	-	83
Capital expenditures (2)	5	12		7	6	3	-	33

(1)	Includes $106 million and $89 million of combined intersegment sales eliminated in consolidation for the three months ended September 30, 2010 and 2009, respectively.

(2)	Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes an increase of accrued capital expenditures of $15 million and $0 million for the three months ended September 30, 2010 and 2009, respectively.

	Advanced
	Engineered		Consumer	Industrial	Acetyl		Other
	Materials		Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated
	(In $ millions)

Nine months ended September 30, 2010
Net sales	835		817 (1)	787	2,283	(1)	1	(312)	4,411
Other (charges) gains, net	21		(73)	25	(9)		(11)	-	(47)
Equity in net earnings (loss) of affiliates	114		1	-	4		12	-	131
Earnings (loss) from continuing operations before tax	264		179	78	156		(269)	-	408
Depreciation and amortization	57	(3)	29	31	92	(3)	10	-	219
Capital expenditures (2)	27		30	32	25		8	-	122
Goodwill and intangible assets, net	435		289	55	277		-	-	1,056
Total assets	2,645		1,008	854	2,074		1,813	-	8,394

(As Adjusted, Note 3)
Nine months ended September 30, 2009
Net sales	569		817	745	1,860	(1)	1	(298)	3,694
Other (charges) gains, net	(19)		(6)	(5)	(86)		(7)	-	(123)
Equity in net earnings (loss) of affiliates	59		1	-	5		12	-	77
Earnings (loss) from continuing operations before tax	62		240	73	26		(237)	-	164
Depreciation and amortization	53		37	41	93		9	-	233
Capital expenditures (2)	15		30	33	23		4	-	105
Goodwill and intangible assets, net as of December 31, 2009	385		299	62	346		-	-	1,092
Total assets as of December 31, 2009	2,268		1,083	740	1,985		2,336	-	8,412

(1)	Includes $312 million and $298 million of combined intersegment sales eliminated in consolidation for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes a decrease of accrued capital expenditures of $0 million and $25 million for the nine months ended September 30, 2010 and 2009, respectively.

(3)	Includes $2 million for Advanced Engineered Materials and $20 million for Acetyl Intermediates for the accelerated amortization of the unamortized prepayment related to a raw material purchase agreement (Note 17).

19.	Earnings (Loss) Per Share

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
			As Adjusted
			(Note 3)
	(In $ millions, except share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	147	147	398	398
Earnings (loss) from discontinued operations	(2)	(2)	-	-

Net earnings (loss)	145	145	398	398
Cumulative preferred stock dividends	-	-	(3)	-

Net earnings (loss) available to common shareholders	145	145	395	398

Weighted-average shares — basic	155,859,508	155,859,508	143,591,231	143,591,231
Dilutive stock options		1,670,850		1,730,977
Dilutive restricted stock units		353,190		150,672
Assumed conversion of preferred stock		-		12,090,036

Weighted-average shares — diluted		157,883,548		157,562,916

Per share
Earnings (loss) from continuing operations	0.94	0.93	2.75	2.53
Earnings (loss) from discontinued operations	(0.01)	(0.01)	-	-

Net earnings (loss)	0.93	0.92	2.75	2.53

	Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
			As Adjusted
			(Note 3)
	(In $ millions, except share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	323	323	492	492
Earnings (loss) from discontinued operations	(4)	(4)	-	-

Net earnings (loss)	319	319	492	492
Cumulative preferred stock dividends	(3)	-	(8)	-

Net earnings (loss) available to common shareholders	316	319	484	492

Weighted-average shares — basic	154,173,120	154,173,120	143,542,405	143,542,405
Dilutive stock options		1,793,318		917,156
Dilutive restricted stock units		364,374		128,668
Assumed conversion of preferred stock		2,077,591		12,090,036

Weighted-average shares — diluted		158,408,403		156,678,265

Per share
Earnings (loss) from continuing operations	2.08	2.04	3.37	3.14
Earnings (loss) from discontinued operations	(0.03)	(0.03)	-	-

Net earnings (loss)	2.05	2.01	3.37	3.14

Securities that were not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Stock options	543,250	604,500	579,000	3,043,187
Restricted stock units	68,193	419,621	22,731	378,625
Convertible preferred stock	-	-	-	-

Total	611,443	1,024,121	601,731	3,421,812

20.	Ticona Kelsterbach Plant Relocation

In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona business, included in the Advanced Engineered Materials segment, resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany. Under the original agreement, Fraport agreed to pay Ticona a total of €670 million over a five-year period to offset costs associated with the transition of the business from its current location and the closure of the Kelsterbach plant. The Company subsequently decided to expand the scope of the new production facilities.

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

Below is a summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation:

	Nine Months Ended		Total From
	September 30,		Inception Through
	2010	2009	September 30, 2010
	(In $ millions)

Proceeds received from Fraport	-	412	749
Costs expensed	17	10	50
Costs capitalized (1)	202	270	818

(1)	Includes a decrease in accrued capital expenditures of $17 million and an increase of accrued capital expenditures of $22 million for the nine months ended September 30, 2010 and 2009, respectively.

21.	Subsequent Events

On October 4, 2010, the Company declared a cash dividend of $0.05 per share on its Common Stock amounting to $8 million. The cash dividends are for the period from August 2, 2010 to October 31, 2010 and will be paid on November 1, 2010 to holders of record as of October 15, 2010.

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

See Part I - Item 1A. Risk Factors of our 2009 Form 10-K for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and prices of ethylene, methanol, natural gas, wood pulp, fuel oil and electricity;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of intellectual property and other legal protection afforded to our products;

•	compliance costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions and increased costs under existing or future environmental regulations, including those relating to climate change;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates; and

•	various other factors, both referenced and not referenced in this Quarterly Report.

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

2010 Significant Events:

•	We announced that Fortron Industries LLC, one of our strategic affiliates, will increase its production at its Wilmington, North Carolina plant to meet an increased global demand for Fortron® polyphenylene sulfide (“PPS”), a high-performance polymer used in demanding industrial applications. The Fortron Industries plant is the world’s largest linear PPS operation with a 15,000 metric ton annual capacity.

•	We announced a plan to close our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom in the latter part of 2011. We expect the project to cost between $80 million and $120 million, with annual cash savings of $40 million to $60 million.

•	We completed an amendment and extension to our senior secured credit facility and completed an offering of $600 million of senior unsecured notes. We used the proceeds from the sale of the notes and $200 million of cash on hand to repay $800 million of borrowings under our term loan facility. These actions resulted in a reduction of our previous $2.7 billion term loan facility maturing in 2014 to $2.5 billion of secured and unsecured debt with staggered maturities in 2014, 2016 and 2018.

•	We acquired two product lines, Zenite® liquid crystal polymer (“LCP”) and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”), from DuPont Performance Polymers.

•	We announced five-year Environmental Health and Safety sustainability goals for occupational safety performance, energy intensity, greenhouse gases and waste management for the year 2015.

•	We received American Chemistry Council’s (“ACC”) 2010 Responsible Care Initiative of the Year Award. This award recognizes companies that demonstrate leadership in the areas of employee health and safety, security or environmental protection in the chemical industry.

•	We announced the construction of a 50,000 ton polyacetal (“POM”) production facility by our National Methanol Company affiliate (“Ibn Sina”) in Saudi Arabia and extended the term of the joint venture, which will now run until 2032. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to a total of 32.5%.

•	We received formal approval of our previously announced plans to expand flake and tow capacities, each by 30,000 tons, at our affiliate facility in Nantong, China, with our affiliate partner, China National Tobacco Corporation.

•	We announced a 25% increase in our quarterly common stock cash dividend beginning August 2010. The annual dividend rate will increase from $0.16 to $0.20 per share of common stock and the quarterly rate will increase from $0.04 to $0.05 per share of common stock.

•	We redeemed all of our Convertible Perpetual Preferred Stock for Series A Common Stock on February 22, 2010.

Results of Operations

Ibn Sina

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

In addition, in connection with the extension of the joint venture, effective April 1, 2010, we moved our Ibn Sina affiliate from our Acetyl Intermediates segment to our Advanced Engineered Materials segment to reflect the change in the affiliate’s business dynamics and growth opportunities. Business segment information for prior periods included below has been retrospectively adjusted to reflect the change.

Financial Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2010	Net Sales	2009	Net Sales	2010	Net Sales	2009	Net Sales
			(As Adjusted)				(As Adjusted)
	(unaudited)
	(In $ millions, except percentages)

Net sales	1,506	100.0	1,304	100.0	4,411	100.0	3,694	100.0
Gross profit	346	23.0	266	20.4	867	19.7	714	19.3
Selling, general and administrative expenses	(123)	(8.2)	(110)	(8.4)	(369)	(8.4)	(338)	(9.1)
Other (charges) gains, net	36	2.4	(96)	(7.4)	(47)	(1.1)	(123)	(3.3)
Operating profit (loss)	221	14.7	65	5.0	363	8.2	181	4.9
Equity in net earnings (loss) of affiliates	37	2.5	36	2.8	131	3.0	77	2.1
Dividend income — cost investments	1	0.1	1	0.1	73	1.7	57	1.5
Earnings (loss) from continuing operations before tax	191	12.7	48	3.7	408	9.2	164	4.4
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	147	9.7	398	30.5	323	7.3	492	13.3
Earnings (loss) from discontinued operations	(2)	(0.1)	-	-	(4)	(0.1)	-	-
Net earnings (loss)	145	9.6	398	30.5	319	7.2	492	13.3
Depreciation and amortization	66	4.4	83	6.4	219	5.0	233	6.3

	As of	As of
	September 30,	December 31,
	2010	2009
	(unaudited)
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates	261	242
Plus: Long-term debt	3,010	3,259

Total debt	3,271	3,501

Summary of Consolidated Results for the Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009

Net sales increased 15% and 19% during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily due to increased volumes across all business segments as a result of the gradual recovery of the global economy. Net sales also increased due to increases in selling prices across the majority of our business segments. The increase in net sales resulting from our acquisition of FACT GmbH (Future Advanced Composites Technology) (“FACT”) in December 2009 within our Advanced Engineered Materials segment only slightly offset the decrease in net sales due to the sale of our polyvinyl alcohol (“PVOH”) business in July 2009 within our Industrial Specialties segment. Unfavorable foreign currency impacts only slightly offset the increase in net sales.

Gross profit increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to higher net sales. Gross profit as a percentage of sales was consistent for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Gross profit as a percentage of sales increased during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as increased pricing more than offset increased raw material and energy costs.

During the first quarter of 2010, we wrote-off other productive assets of $17 million related to our Singapore and Nanjing, China facilities. We also recorded $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009. The accelerated amortization was recorded as $20 million to our Acetyl Intermediates segment and $2 million to our Advanced Engineered Materials segment.

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to the increase in operations. As a percentage of sales, selling, general and administrative expenses declined compared to 2009 due to our fixed spending reduction efforts, restructuring efficiencies and a positive impact from foreign currency.

The components of Other (charges) gains, net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(In $ millions)

Employee termination benefits	(17)	(65)	(26)	(94)
Ticona Kelsterbach plant relocation	(7)	(4)	(17)	(10)
Plumbing actions	26	-	40	3
Insurance recoveries	18	-	18	6
Asset impairments	-	(7)	(73)	(8)
Plant/office closures	1	(20)	(4)	(20)
Resolution of commercial disputes	15	-	15	-

Total	36	(96)	(47)	(123)

2010

During the first quarter of 2010, we concluded that certain long-lived assets were partially impaired at our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. Accordingly, we wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million for the nine months ended September 30, 2010.

As a result of the announced closure of the our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom, we recorded $14 million of employee termination benefits during the three months ended September 30, 2010. The Spondon, Derby, United Kingdom facility is included in our Consumer Specialties segment.

As a result of our Pardies, France Project of Closure, we recorded exit costs of $2 million in employee termination benefits for the three months ended September 30, 2010. We recorded exit costs of $10 million during the nine months ended September 30, 2010, which consisted of $4 million in employee termination benefits, $1 million of long-lived asset impairment losses, $2 million of contract termination costs and other plant closure costs and $3 million of reindustrialization costs. The Pardies, France facility is included in our Acetyl Intermediates segment.

Due to certain events in October 2008 and subsequent periodic cessations of production of our specialty polymers products produced at its ethylene vinyl acetate (“EVA”) Performance Polymers facility in Edmonton, Alberta, Canada, we declared two events of force majeure. We replaced long-lived assets damaged in October 2008 during 2009. As a result of these events and subsequent periodic cessation of production, we recorded $25 million of insurance recoveries during the three months ended September 30, 2010 in our Industrial Specialties segment. This amount was partially offset by a $7 million charge from our captive insurance companies included in our Other Activities segment. The net insurance recoveries of $18 million consisted of $8 million related to property damage and $10 million related to business interruption.

Other charges for the three months ended September 30, 2010 included a $26 million decrease in legal reserves associated with plumbing cases. Other charges for the nine months ended September 30, 2010 included $13 million of recoveries and a $27 million decrease in legal reserves associated with plumbing cases. This activity is included in our Advanced Engineered Materials segment.

Other charges for the three months ended September 30, 2010 also included a $15 million favorable settlement in resolution of a commercial dispute. This settlement is recorded in our Consumer Specialties segment.

2009

During the first quarter of 2009, we began efforts to align production capacity and staffing levels given the potential for an economic environment of prolonged lower demand. For the nine months ended September 30, 2009, Other charges included employee termination benefits of $33 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer production (“VAM”) unit in Cangrejera, Mexico, we recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million during the nine months ended September 30, 2009. The VAM production unit in Cangrejera, Mexico is included in our Acetyl Intermediates segment.

As a result of the Pardies, France Project of Closure, Other charges included exit costs of $85 million during the three months ended September 30, 2009, which consisted of $58 million in employee termination benefits, $20 million of contract termination costs and $7 million of long-lived asset impairment losses. The Pardies, France facility is included in our Acetyl Intermediates segment.

Due to continued declines in demand in automotive and electronic sectors, we announced our plans to reduce capacity by ceasing polyester polymer production at our Ticona manufacturing plant in Shelby, North Carolina. Other charges for the three months ended September 30, 2009 included $2 million of employee termination benefits related to this event. The Shelby, North Carolina facility is included in our Advanced Engineered Materials segment.

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

Operating profit increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The increase in operating profit is a result of increased gross profit and a reduction in plant costs resulting from the closure of our less advantaged acetic acid and VAM production operations in Pardies, France. A decrease in other charges, consisting primarily of plant closure costs related to our Pardies, France facility in 2009 and a decrease in legal reserves associated with plumbing cases, also had a favorable impact on operating profit.

Earnings (loss) from continuing operations before tax increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to the increase in operating profit.

Increased equity in net earnings of affiliates and increased dividend income from cost investments contributed to the increase for the nine months ended September 30, 2010.

Our effective income tax rate for the three months ended September 30, 2010 was 23% compared to (729%) for the three months ended September 30, 2009. The increase in the effective rate for the quarter was primarily due to the release of valuation allowance on US net deferred tax assets during the three months ended September 30, 2009. Our effective income tax rate for the nine months ended September 30, 2010 was 21% compared to (200%) for the nine months ended September 30, 2009. The 2010 effective rate was higher due to the release of valuation allowance on US net deferred tax assets during the three months ended September 30, 2009, a current period increase in reserves for uncertain tax positions, an increase in foreign losses not resulting in tax benefits in the current year and the effect of 2010 healthcare reform in the U.S., partially offset by the effect of new tax legislation in Mexico in 2010.

Selected Data by Business Segment

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
		(As Adjusted)			(As Adjusted)
	(unaudited)
	(In $ millions, except percentages)

Net sales
Advanced Engineered Materials	271	220	51	835	569	266
Consumer Specialties	288	271	17	817	817	-
Industrial Specialties	276	236	40	787	745	42
Acetyl Intermediates	777	666	111	2,283	1,860	423
Other Activities	-	-	-	1	1	-
Inter-segment eliminations	(106)	(89)	(17)	(312)	(298)	(14)

Total	1,506	1,304	202	4,411	3,694	717

Other (charges) gains, net
Advanced Engineered Materials	19	(6)	25	21	(19)	40
Consumer Specialties	1	(3)	4	(73)	(6)	(67)
Industrial Specialties	25	(2)	27	25	(5)	30
Acetyl Intermediates	(1)	(85)	84	(9)	(86)	77
Other Activities	(8)	-	(8)	(11)	(7)	(4)

Total	36	(96)	132	(47)	(123)	76

Operating profit (loss)
Advanced Engineered Materials	63	21	42	151	4	147
Consumer Specialties	71	52	19	105	184	(79)
Industrial Specialties	50	44	6	78	73	5
Acetyl Intermediates	81	(30)	111	149	20	129
Other Activities	(44)	(22)	(22)	(120)	(100)	(20)

Total	221	65	156	363	181	182

Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	93	49	44	264	62	202
Consumer Specialties	72	52	20	179	240	(61)
Industrial Specialties	50	44	6	78	73	5
Acetyl Intermediates	85	(27)	112	156	26	130
Other Activities	(109)	(70)	(39)	(269)	(237)	(32)

Total	191	48	143	408	164	244

Depreciation and amortization
Advanced Engineered Materials	19	17	2	57	53	4
Consumer Specialties	9	13	(4)	29	37	(8)
Industrial Specialties	11	14	(3)	31	41	(10)
Acetyl Intermediates	23	34	(11)	92	93	(1)
Other Activities	4	5	(1)	10	9	1

Total	66	83	(17)	219	233	(14)

Operating margin (1)
Advanced Engineered Materials	23.2%	9.5%	13.7%	18.1%	0.7%	17.4%
Consumer Specialties	24.7%	19.2%	5.5%	12.9%	22.5%	(9.6)%
Industrial Specialties	18.1%	18.6%	(0.5)%	9.9%	9.8%	0.1%
Acetyl Intermediates	10.4%	(4.5)%	14.9%	6.5%	1.1%	5.4%
Total	14.7%	5.0%	9.7%	8.2%	4.9%	3.3%

(1)	Defined as operating profit (loss) divided by net sales

Factors Affecting Business Segment Net Sales

The charts below set forth the percentage increase (decrease) in net sales from the period ended September 30, 2009 to the period ended September 30, 2010 attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other		Total
	(unaudited)
	(In percentages)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Advanced Engineered Materials	22	5	(7)	3	(2)	23
Consumer Specialties	8	(1)	(1)	-		6
Industrial Specialties	12	11	(6)	-		17
Acetyl Intermediates	12	9	(4)	-		17
Total Company	13	8	(5)	(1	) (1)	15

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Advanced Engineered Materials	46	-	(3)	4	(2)	47
Consumer Specialties	1	(1)	-	-		-
Industrial Specialties	14	5	(2)	(11	) (3)	6
Acetyl Intermediates	13	12	(2)	-		23
Total Company	17	6	(2)	(2	) (1)	19

(1)	Includes the effects of the captive insurance companies and the impact of fluctuations in intersegment eliminations.

(2)	2010 includes the effects of the FACT acquisition.

(3)	2010 does not include the effects of the PVOH business, which was sold on July 1, 2009.

Summary by Business Segment for the Three and Nine Months Ended September 30, 2010 compared to the Three and Nine Months Ended September 30, 2009

Advanced Engineered Materials

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
		(As Adjusted)			(As Adjusted)
	(unaudited)
	(In $ millions, except percentages)

Net sales	271	220	51	835	569	266
Net sales variance
Volume	22%			46%
Price	5%			-%
Currency	(7)%			(3)%
Other	3%			4%
Other (charges) gains, net	19	(6)	25	21	(19)	40
Operating profit (loss)	63	21	42	151	4	147
Operating margin	23.2%	9.5%		18.1%	0.7%
Earnings (loss) from continuing operations before tax	93	49	44	264	62	202
Depreciation and amortization	19	17	2	57	53	4

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance technical polymers for application in automotive and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, we are a leading participant in the global technical polymers industry. The primary products of Advanced Engineered Materials are POM, PPS, long-fiber reinforced thermoplastics (“LFT”), polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), ultra-high molecular weight polyethylene (“GUR®”) and LCP. POM, PPS, LFT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.

Advanced Engineered Materials’ net sales increased $51 million and $266 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase in net sales is primarily related to significant increases in volume which is due to the gradual recovery in the global economy, continued success in the innovation and commercialization of new products and applications and the acquisition of FACT in December 2009. The increase in net sales for the three months ended September 30, 2010 as compared to the same period in 2009 was positively impacted by increases in average pricing as a result of implemented price increases which was partially offset by unfavorable foreign currency impacts.

Operating profit increased $42 million and $147 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The positive impact from higher sales volumes, increased pricing for our high performance polymers and higher production volumes, including a planned inventory build for the relocation of our facility in Kelsterbach, Germany, more than offset higher raw material and energy costs. The acquisition of the two FACT product lines LCP and PCT also contributed to the increase in operating profit. Other charges positively impacted operating profit for the three and nine months ended September 30, 2010 driven by a $26 million decrease in legal reserves associated with plumbing cases. Depreciation and amortization includes $2 million of accelerated amortization for the nine months ended September 30, 2010 to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Our equity affiliates, including Ibn Sina, have experienced similar volume increases due to increased demand during the three and nine months ended September 30, 2010. As a result, our proportional share of net earnings of these affiliates increased $55 million for the nine months ended September 30, 2010 compared to the same period in 2009.

Consumer Specialties

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
	(unaudited)
	(In $ millions, except percentages)

Net sales	288	271	17	817	817	-
Net sales variance
Volume	8%			1%
Price	(1)%			(1)%
Currency	(1)%			-%
Other	-%			-%
Other (charges) gains, net	1	(3)	4	(73)	(6)	(67)
Operating profit (loss)	71	52	19	105	184	(79)
Operating margin	24.7%	19.2%		12.9%	22.5%
Earnings (loss) from continuing operations before tax	72	52	20	179	240	(61)
Depreciation and amortization	9	13	(4)	29	37	(8)

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

Net sales for Consumer Specialties was flat for the nine months ended September 30, 2010 as compared to the same period in 2009. Net sales increased slightly for the three months ended September 30, 2010 as compared to the same period in 2009. During the first half of 2010, we experienced a decline in net sales related to an electrical disruption and subsequent production outage at our Acetate Products manufacturing facility in Narrows, Virginia. The facility resumed normal operations during the second quarter of 2010 and we began to recover the impacted volume during the current quarter as we experienced increased volumes in our Acetate Products business.

Operating profit decreased for the nine month period ended September 30, 2010 as compared to the same period in 2009. An increase in other charges for the nine months ended September 30, 2010 had the most significant impact on operating profit as it was unfavorably impacted by long-lived asset impairment losses of $72 million associated with management’s assessment of the closure of our acetate flake and tow production operations in Spondon, Derby, United Kingdom during the three months ended March 31, 2010. Operating profit increased $19 million for the three month period ended September 30, 2010 as compared to the same period in 2009. Higher volumes and benefits from our fixed cost reduction efforts more than offset higher energy and raw material costs.

During the nine month period ended September 30, 2010, earnings from continuing operations before tax decreased due to lower operating profit, which was partially offset by higher dividends from our China ventures of $15 million compared to 2009.

Industrial Specialties

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
	(unaudited)
	(In $ millions, except percentages)

Net sales	276	236	40	787	745	42
Net sales variance
Volume	12%			14%
Price	11%			5%
Currency	(6)%			(2)%
Other	-%			(11)%
Other (charges) gains, net	25	(2)	27	25	(5)	30
Operating profit (loss)	50	44	6	78	73	5
Operating margin	18.1%	18.6%		9.9%	9.8%
Earnings (loss) from continuing operations before tax	50	44	6	78	73	5
Depreciation and amortization	11	14	(3)	31	41	(10)

Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. Our Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low volatile organic compounds, an environmentally-friendly technology. Our emulsions products are used in a wide array of applications including paints and coatings, adhesives, construction, glass fiber, textiles and paper. EVA Performance Polymers business offers a complete line of low-density polyethylene and specialty EVA resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical devices and tubing, automotive, carpeting and solar cell encapsulation films.

In July 2009, we completed the sale of our PVOH business to Sekisui Chemical Co., Ltd. (“Sekisui”) for a net cash purchase price of $168 million, excluding the value of accounts receivable and payable we retained. The transaction resulted in a gain on disposition of $34 million and includes long-term supply agreements between Sekisui and the Company.

Net sales increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Increased net sales were a result of higher growth and innovation volumes from our Emulsions business and higher volumes from our EVA Performance Polymers business partially offset by impacts resulting from the sale of our PVOH business in July 2009. EVA Performance Polymers business’ volumes were lower for the third quarter of 2009 due to technical issues at our Edmonton, Alberta, Canada plant. Such technical production issues were resolved and normal operations resumed prior to the end of the third quarter of 2009. Higher prices in our EVA Performance Polymers business due to price increases and favorable product mix were partially offset by lower prices in our Emulsions business due to unfavorable foreign exchange rates.

Due to certain events in October 2008 and subsequent periodic cessations of production of our specialty polymers products produced at our EVA Performance Polymers facility in Edmonton, Alberta, Canada, we declared two events of force majeure. During 2009, we replaced long-lived assets damaged in October 2008. As a result of these events and subsequent periodic cessation of production, we recorded $25 million of other charges related to insurance recoveries during the three months ended September 30, 2010. This amount was partially offset by a $7 million charge from our captive insurance companies included in the Other Activities segment. The net insurance recoveries of $18 million consisted of $8 million related to property damage and $10 million related to business interruption.

Operating profit increased $6 million and $5 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009 primarily due to the resumption of normal operations at our EVA Performance Polymers facility and the insurance proceeds received in the third quarter of 2010 partially offset by the 2009 gain on disposition of assets related to the divestiture of our PVOH business. Increased sales volumes and prices were largely offset by higher raw material costs in both our EVA Performance Polymers and Emulsions businesses.

Earnings from continuing operations before tax increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to increased operating profit.

Acetyl Intermediates

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2010	2009	in $	2010	2009	in $
		(As Adjusted)			(As Adjusted)
	(unaudited)
	(In $ millions, except percentages)

Net sales	777	666	111	2,283	1,860	423
Net sales variance
Volume	12%			13%
Price	9%			12%
Currency	(4)%			(2)%
Other	-%			-%
Other (charges) gains, net	(1)	(85)	84	(9)	(86)	77
Operating profit (loss)	81	(30)	111	149	20	129
Operating margin	10.4%	(4.5)%		6.5%	1.1%
Earnings (loss) from continuing operations before tax	85	(27)	112	156	26	130
Depreciation and amortization	23	34	(11)	92	93	(1)

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

Acetyl Intermediates’ net sales increased $111 million and $423 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 due to improvement in the global economy resulting in increased overall demand. Increases in volume for both the three and nine months ended September 30, 2010 were also a direct result of our successful acetic acid expansion at our Nanjing, China plant. We also experienced favorable pricing which was driven by rising raw material costs and price increases in acetic acid and VAM across all regions. The increase in net sales was only slightly offset by unfavorable foreign currency impacts.

Operating profit increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increase in operating profit is primarily due to higher volumes and prices and reduction in plant costs resulting from the closure of our less advantaged acetic acid and VAM production operations in Pardies, France. A decrease in other charges, due primarily to the absence of plant closure costs related to the 2009 closure of our Pardies, France facility, also had a favorable impact on operating profit. These increases to operating profit were only slightly offset by higher variable costs. Higher variable costs were a direct result of price increases in all major raw materials.

Earnings from continuing operations before tax increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to increased operating profit.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.

Net sales remained flat for the three and nine months ended September 30, 2010.

The operating loss for Other Activities increased $22 million and $20 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase was primarily due to a $35 million increase in selling, general and administrative costs, a $7 million charge from our captive insurance companies related to the insurance recoveries received by our EVA Performance Polymers business related to the events of force majeure, which was only partially offset by a $14 million gain on the sale of an office building. Higher selling, general and administrative expenses were primarily due to higher legal costs and strategic growth and business optimization initiatives.

The loss from continuing operations before tax increased $39 million and $32 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase is primarily related to $16 million of fees associated with our debt refinancing that occurred during the three months ended September 30, 2010.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, we have $144 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.

While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, for the remainder of 2010. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

As a result of the planned closure of our acetate flake and tow manufacturing operations at the Spondon, Derby, United Kingdom site, we expect to record total expenses of approximately $35 to $45 million, consisting of approximately $20 million for personnel-related exit costs and approximately $20 million of other facility-related shutdown costs such as contract termination costs and accelerated depreciation of fixed assets. We expect that substantially all of the exit costs (except for accelerated depreciation of fixed assets of approximately $15 million) will result in future cash expenditures. Cash outflows are expected to occur through 2011. For the nine months ended September 30, 2010, we recorded exit costs of $14 million related to personnel-related costs and $2 million related to accelerated depreciation. See Note 3 and Note 13 in the accompanying unaudited interim consolidated financial statements.

In addition to exit-related costs associated with the closure of the Spondon, Derby, United Kingdom acetate flake and tow manufacturing operations, we expect to make capital expenditures of approximately $75 million in certain capacity and efficiency improvements, principally at either or both of our Ocotlan, Mexico and Narrows, Virginia facilities, to optimize our global production network. The Spondon, Derby, United Kingdom, Ocotlan, Mexico and Narrows, Virginia acetate facilities are included in our Consumer Specialties segment.

On a stand-alone basis, Celanese has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese generally will depend on the cash flow of its subsidiaries to meet its obligations under its Series A common stock, senior credit facilities and its senior notes.

Cash Flows

As of September 30, 2010, we had total debt of $3,271 million and cash and cash equivalents of $884 million resulting in net debt of $2,387 million compared to total debt of $3,501 million, cash and cash equivalents of $1,254 million, and net debt of $2,247 million, as of December 31, 2009. Decreased cash of $370 million was primarily due to net cash payments on long-term debt of $248 million, purchases of treasury stock of $41 million, acquisitions of $46 million and capital expenditures (including capital expenditures related to the Kelsterbach relocation) of $341 million.

•	Net Cash Provided by Operating Activities

Cash flow provided by operations decreased $45 million during the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in operating profit was more than offset by the increase in trade working capital and cash paid for taxes of $104 million.

•	Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities decreased from a cash inflow of $191 million for the nine months ended September 30, 2009 to a cash outflow of $381 million for the same period in 2010. The decrease is primarily related to the receipt of proceeds of $412 million related to the Ticona Kelsterbach plant relocation and the receipt of $168 million for the sale of our PVOH business that were both received in 2009. There were no such proceeds in 2010.

Our cash outflow for capital expenditures was $122 million and $130 million for the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives.

Additionally, we had cash outflows for the nine months ended September 30, 2010 of $46 million related to our acquisition of two product lines, Zenite® LCP and Thermx® PCT, from DuPont Performance Polymers. In connection with the acquisition, we have committed to purchase certain inventory at a future date valued at a range between $12 million and $17 million.

Capital expenditures are expected to be approximately $221 million for 2010, excluding amounts related to the relocation of our Ticona plant in Kelsterbach. We expect cash outflows for capital expenditures for our Ticona plant in Kelsterbach to be €234 million during 2010 of which we paid €166 million through September 30, 2010. We expect to receive the final installment of €110 million in proceeds from Fraport in 2011. As the relocation project progressed, we decided to expand the scope of the new production facilities and now expect to spend in excess of total proceeds to be received from Fraport.

In connection with the construction of the POM facility in Saudi Arabia, our pro rata share of invested capital is expected to total approximately $150 million over a three year period beginning in late 2010.

•	Net Cash Used in Financing Activities

Net cash used in financing activities increased from a cash outflow of $52 million for the nine months ended September 30, 2009 to a cash outflow of $332 million for the same period in 2010. The $280 million increase primarily relates to the net pay down on long-term debt of $248 million and $41 million used to repurchase the Company’s common stock.

Debt

•	Senior Notes

On September 24, 2010, we completed an offering of $600 million aggregate principal amount of 6 5/8% Senior Notes due 2018 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).

The Notes were issued under an indenture dated as of September 24, 2010 (the “Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. The Notes bear interest at a rate of 6 5/8% per annum and were priced at 100% of par. Celanese US will pay interest on the Notes on April 15 and October 15 of each year commencing on April 15, 2011. The Notes will mature on October 15, 2018. The Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the Indenture. The Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.

The Indenture contains covenants, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

•	Senior Credit Agreement

On September 29, 2010, we entered into an amendment agreement with the lenders under our existing senior secured credit facilities in order to amend and restate the corresponding credit agreement, dated as of April 2, 2007 (as previously amended, the “Existing Credit Agreement”, and as amended and restated by the amendment agreement, the “Amended Credit Agreement”). Our Amended Credit Agreement consists of the Term C loan facility having principal amounts of $1,140 million of US dollar-denominated and €204 million of Euro-denominated term loans due 2016, the Term B loan facility having principal amounts of $417 million US dollar-denominated and €69 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014. Prior to entering into the Amendment Agreement, we used the proceeds from the offering of the Notes along with $200 million of cash on hand to pay down the Term B loan facility borrowings under the Existing Credit Agreement.

As of September 30, 2010, the balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

(In $ millions)
(unaudited)

Revolving credit facility
Borrowings outstanding	-
Letters of credit issued	-
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	84
Available for borrowing	144

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

Our amended maximum first lien senior secured leverage ratios, estimated first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility as of September 30, 2010 are as follows:

First Lien Senior Secured Leverage Ratios
			Estimate, If Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
(unaudited)
(In $ millions)

September 30, 2010	4.25 to 1.00	1.9 to 1.00	2.4 to 1.00	600
December 31, 2010 and thereafter	3.90 to 1.00

The Amended Credit Agreement contains covenants that are substantially similar to those found in the Existing Credit Agreement, including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses; as well as a covenant requiring maintenance of a maximum first lien senior secured leverage ratio.

We are in compliance with all of the covenants related to our debt agreements as of September 30, 2010.

Share Capital

We have a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of Series A common stock, par value $0.0001 per share (“Common Stock”). In April 2010, we announced that our Board of Directors approved a 25% increase in the Celanese quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.04 to $0.05 per share of Common Stock on a quarterly basis and $0.16 to $0.20 per share of Common Stock on an annual basis. The new dividend rate was applicable to dividends payable beginning in August 2010. On October 4, 2010, we declared a cash dividend of $0.05 per share on our Common Stock amounting to $8 million. The cash dividends are for the period from August 2, 2010 to October 31, 2010 and will be paid on November 1, 2010 to holders of record as of October 15, 2010.

On February 1, 2010, we delivered notice to the holders of our 4.25% Convertible Perpetual Preferred Stock (the “Preferred Stock”), pursuant to which we called for the redemption of all 9.6 million outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of our Common Stock at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by us on February 22, 2010 for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. In addition to the Common Stock issued in respect of the shares of Preferred Stock converted and redeemed, we paid cash in lieu of fractional shares. In issuing these shares of Common Stock, we relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. We paid cash dividends on our Preferred Stock of $3 million during the nine months ended September 30, 2010. As a result of the redemption of our Preferred Stock, no future dividends on Preferred Stock will be paid.

In February 2008, our Board of Directors authorized the repurchase of up to $400 million of our Common Stock. This authorization was increased by the Board of Directors to $500 million in October 2008. The authorizations give management discretion in determining the conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

The number of shares repurchased and the average purchase price paid per share pursuant to this authorization are as follows:

	Nine Months Ended		Total From
	September 30,		Inception Through
	2010	2009	September 30, 2010
	(unaudited)

Shares repurchased	1,473,492	-	11,236,692
Average purchase price per share	$27.82	-	$37.26
Amount spent on repurchased shares (in millions)	$41	-	$419

These repurchases will reduce the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ equity the accompanying unaudited interim consolidated financial statements.

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

We assess the recoverability of the carrying value of its reporting unit goodwill and indefinite-lived intangible assets annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with our annual goodwill and indefinite-lived intangible asset impairment tests, we did not record an impairment loss to goodwill or indefinite-lived intangible assets during the nine months ended September 30, 2010.

For all significant goodwill and indefinite-lived intangible assets, the estimated fair value of the asset exceeded the carrying value of the asset by a substantial margin at the date of the impairment test. Our methodology for determining impairment for both goodwill and indefinite-lived intangible assets was consistent with that used in the prior year.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, contract, antitrust, intellectual property, workers’ compensation, chemical exposure, prior acquisitions, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we are actively defending those matters where the Company is named as a defendant. Additionally, we believe, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation and claims will not have a material adverse effect on the financial position of the Company; however, the ultimate outcome of any given matter may have a material adverse impact on the results of operations or cash flows of the Company in any given reporting period. See also Note 17 to the unaudited interim consolidated financial statements for a discussion of material legal proceedings.

There have been no significant developments in the “Legal Proceedings” described in our 2009 Form 10-K other than those disclosed in Note 17 in the accompanying unaudited interim consolidated financial statements.

Item 1A.	Risk Factors

Our business and operations are subject to various risks and uncertainties, which are described in our various reports, including those set forth in Item 1A of our 2009 Form 10-K. Set forth below is a discussion of the material changes in our risk factors since the 2009 Form 10-K. The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2009 Form 10-K.

Risks Related to Our Indebtedness

On September 24, 2010, Celanese US Holdings LLC, a Delaware Limited Liability Company, and not its subsidiaries (“Celanese US”) completed an offering of $600 million in aggregate principal amount of 6 5/8% Senior Notes due 2018 (the “Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes were issued under an indenture dated September 24, 2010 (the “Indenture”) among Celanese US, Celanese, each of the domestic subsidiaries of Celanese US that guarantee its obligations under is senior secured credit facilities and Wells Fargo Bank, National Association, as trustee.

On September 29, 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US, entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding credit agreement, dated as of April 2, 2007 (the “Amended Credit Agreement”). The term “Celanese” refers to Celanese Corporation and not its subsidiaries.

We may be able to incur additional indebtedness in the future, which could increase the risks described above.

Although covenants under the Amended Credit Agreement and the Indenture governing the Notes will limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be significant. To the extent that we incur additional indebtedness, the risks associated with our leverage described above, including our possible inability to service our debt, including the Notes, would increase.

Restrictive covenants in our debt agreements may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

The Amended Credit Agreement and the Indenture governing the Notes each contain various covenants that limit our ability to engage in specified types of transactions. The Indenture governing the Notes will limit Celanese US’s and certain of its subsidiaries’ ability to, among other things, incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make payments to Celanese US and its restricted subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Celanese US’s assets or the assets of its restricted subsidiaries.

In addition, the Amended Credit Agreement requires us to maintain a maximum first lien senior secured leverage ratio if there are outstanding borrowings under the revolving credit facility. Our ability to meet this financial ratio can be affected by events beyond our control, and we may not be able to meet this test at all.

Such restrictions in our debt instruments could result in us having to obtain the consent of holders of the Notes and of our lenders in order to take certain actions. Disruptions in credit markets may prevent us from obtaining or make it more difficult or more costly for us to obtain such consents. Our ability to expand our business or to address declines in our business may be limited if we are unable to obtain such consents.

A breach of any of these covenants could result in a default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, a default under the Amended Credit Agreement could permit lenders to accelerate the maturity of our indebtedness under the Amended Credit Agreement and to terminate any commitments to lend. If we were unable to repay such indebtedness, the lenders under the Amended Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. Our subsidiaries have pledged a significant portion of our assets as collateral to secure our indebtedness under the Amended Credit Agreement. If the lenders under the Amended Credit Agreement accelerate the repayment of such indebtedness, we may not have sufficient assets to repay such amounts or our other indebtedness, including the Notes. In such event, we could be forced into bankruptcy or liquidation.

Celanese and Celanese US are holding companies and depend on subsidiaries to satisfy their obligations under the Notes and the guarantee of Celanese US’s obligations under the Notes by Celanese.

As holding companies, Celanese and Celanese US conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. Consequently, the principal source of cash to pay Celanese and Celanese US’s obligations, including obligations under the Notes and the guarantee of the Celanese US’s obligations under the Notes by Celanese, is the cash that our subsidiaries generate from their operations. We cannot assure that our subsidiaries will be able to, or be permitted to, make distributions to enable Celanese US and/or Celanese to make payments in respect of their obligations. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable state laws, regulatory limitations and terms of our debt instruments may limit Celanese US’s and Celanese’s ability to obtain cash from our subsidiaries. While the Indenture governing the Notes limits the ability of our subsidiaries to restrict their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which may have the effect of significantly restricting the applicability of those limits. In the event Celanese US and/or Celanese do not receive distributions from our subsidiaries, Celanese US and/or Celanese may be unable to make required payments on the Notes, the guarantee of Celanese US’s obligations under the Notes by Celanese, or our other indebtedness.

Risks Related to Our Business

We may experience unexpected difficulties and incur unexpected costs in the relocation of our Kelsterbach Ticona plant, which may increase our costs, delay the transition or disrupt our ability to supply our customers.

We have agreed with the Frankfurt, Germany Airport (“Fraport”) to relocate our Kelsterbach, Germany business to another location, resolving several years of legal disputes related to the planned Frankfurt airport expansion. In July 2007, we announced that we would relocate the Kelsterbach, Germany business to the Hoechst Industrial Park in the Rhine Main area. Fraport agreed to pay Ticona a total of €670 million over a 5-year period to offset costs associated with the closure of the Kelsterbach plant and the transition of the business from its current location. Because the relocation of our Kelsterbach, Germany business represents a major logistical undertaking, the construction of our new facilities may be delayed, actual costs may exceed our estimates and we may be subject to penalties if we have not timely vacated the Kelsterbach location. If the relocation causes other unexpected difficulties, our costs may increase or supplies to our customers may be disrupted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our Common Stock during the three months ended September 30, 2010:

					Approximate Dollar
				Total Number of	Value of Shares
	Total Number		Average	Shares Purchased as	Remaining that may be
	of Shares		Price Paid	Part of Publicly	Purchased Under
Period	Purchased		per Share	Announced Program	the Program
			(unaudited)

July 1-31, 2010	334	(1)	$26.94	-	$102,300,000
August 1-31, 2010	794,900		$26.40	794,900	$81,300,000
September 1-30, 2010	-		$-	-	$81,300,000

(1)	Relate to shares employees have elected to have withheld to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2005).
3.2		Third Amended and Restated By-laws, effective as of October 23, 2008 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).
4.1		Indenture, dated September 24, 2010, by and among Celanese US Holdings LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).
10.1		Registration Rights Agreement, dated September 24, 2010, among Celanese US Holdings LLC, the guarantors party thereto, and the initial purchasers listed therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).
10.2		Amendment Agreement, dated September 29, 2010 among Celanese Corporation, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC, the lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, and Deutsche Bank Securities LLC and Banc of Americas Securities LLC as joint lead arrangers and joint book runners (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).
10.3		Amended and Restated Credit Agreement, dated September 29, 2010 among Celanese Corporation, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers and guarantors, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities LLC and Banc of Americas Securities LLC as joint lead arrangers and joint book runners, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland PLC, as Co-Documentation Agents, the other lenders party thereto, and certain other agents for such lenders (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).
10.4		Executive Severance Benefits Plan, dated July 21, 2010 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2010).
10.5		Form of Performance-Vesting Restricted Stock Unit Award Agreement ) between Celanese Corporation and award recipient (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).
10.6		Form of Time-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).
10.7		Form of Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Undertaking Regarding Furnishing Additional Documents

The Company agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments not filed herewith with respect to the Company’s senior unsecured notes due 2018 that were issued in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended, on September 24, 2010, and which are discussed in Note 9 to the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ David N. Weidman
David N. Weidman
Chairman of the Board of Directors and
Chief Executive Officer

Date: October 26, 2010

By:	/s/ Steven M. Sterin
Steven M. Sterin
Senior Vice President and
Chief Financial Officer

Date: October 26, 2010