Form 10-K
period 2010-12-31
Celanese CORP
filed 2011-02-11
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the registrant’s Series A Common Stock held by non-affiliates as of June 30, 2010 (the last business day of the registrants’ most recently completed second fiscal quarter) was $3,865,760,182.

The number of outstanding shares of the registrant’s Series A Common Stock, $0.0001 par value, as of February 4, 2011 was 155,976,657.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement relating to the 2011 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2010

		Page

Special Note Regarding Forward-Looking Statements		3

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	32
Item 3.	Legal Proceedings	34
Item 4.	[Removed and Reserved]	34
	Executive Officers of the Registrant	34

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8	Financial Statements and Supplementary Data	72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A	Controls and Procedures	73
Item 9B.	Other Information	76

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	76
Item 11.	Executive Compensation	76
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76
Item 13.	Certain Relationships and Related Transactions, and Director Independence	76
Item 14.	Principal Accounting Fees and Services	76

PART IV
Item 15.	Exhibits and Financial Statement Schedule	77
Signatures		78
EX-3.1
EX-3.3
EX-10.8
EX-10.8.A
EX-10.8.D
EX-10.13
EX-10.29
EX-10.30
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (“Annual Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”), and incorporated herein by reference, are forward-looking in nature as defined in Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements that relate to, such matters as planned and expected capacity increases and utilization; anticipated capital spending; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; expectations, strategies, and plans for individual assets and products, business segments, as well as for the whole Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets and integration of acquired businesses.

Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above. Any or all of the forward-looking statements included in this Annual Report and in any other materials incorporated by reference herein may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, in some cases based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Annual Report, such as those discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our shareholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those anticipated by us.

All forward-looking statements made in this Annual Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Annual Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above or in Item 3. Legal Proceedings below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

Item 1.	Business

Basis of Presentation

In this Annual Report on Form 10-K, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms “Company,” “we,” “our” and “us” refer to Celanese and its subsidiaries on a consolidated basis. The term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.

Overview

Celanese Corporation was formed in 2004 when affiliates of The Blackstone Group purchased 84% of the ordinary shares of Celanese GmbH, formerly known as Celanese AG, a diversified German chemical company. Celanese

Corporation was incorporated in 2005 under the laws of the state of Delaware and its shares are traded on the New York Stock Exchange under the symbol “CE”. During the period from 2005 through 2007, Celanese Corporation acquired the remaining 16% interest in Celanese GmbH.

We are a global technology and specialty materials company. We are one of the world’s largest producers of acetyl products, which are intermediate chemicals, for nearly all major industries, as well as a leading global producer of high performance engineered polymers that are used in a variety of high-value applications. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including paints and coatings, textiles, automotive applications, consumer and medical applications, performance industrial applications, filter media, paper and packaging, chemical additives, construction, consumer and industrial adhesives, and food and beverage applications. Our products enjoy leading global positions due to our large global production capacity, operating efficiencies, proprietary production technology and competitive cost structures.

Our large and diverse global customer base primarily consists of major companies in a broad array of industries. We hold geographically balanced global positions and participate in diversified end-use applications. We combine a demonstrated track record of execution, strong performance built on shared principles and objectives, and a clear focus on growth and value creation. Known for operational excellence and execution of our business strategies, we deliver value to customers around the globe with best-in-class technologies.

Industry

This Annual Report on Form 10-K includes industry data obtained from industry publications and surveys as well as our own internal company surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. The statements regarding Celanese’s industry position in this document are based on information derived from, among others, the 2009 Stanford Research Institute International Chemical Economics Handbook.

Business Segment Overview

We operate principally through four business segments: Advanced Engineered Materials, Consumer Specialties, Industrial Specialties and Acetyl Intermediates. See Note 25 to the accompanying consolidated financial statements for further details on our business segments. The table below illustrates each business segment’s net sales to external customers for the year ended December 31, 2010, as well as each business segment’s major products and end-use applications.

Advanced
	Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates

2010 Net Sales(1)	$1,109 million	$1,089 million	$1,036 million	$2,682 million

Key Products
•   Polyacetal products (“POM”)

•   Ultra-high molecular weight polyethylene (“GUR®”)

•   Liquid crystal polymers (“LCP”)

•   Polyphenylene sulfide (“PPS”)

•   Polybutylene terephthalate (“PBT”)

•   Polyethylene terephthalate (“PET”)

•   Long-fiber reinforced thermoplastics (“LFT”)
		• Acetate tow • Acetate flake • Sunett® sweetener • Sorbates	• Conventional emulsions • Vinyl acetate ethylene emulsions (“VAE”) • Low-density polyethylene resins (“LDPE”) • Ethylene vinyl acetate (“EVA”) resins and compounds	• Acetic acid • Vinyl acetate monomer (“VAM”) • Acetic anhydride • Acetaldehyde • Ethyl acetate • Butyl acetate • Formaldehyde

Major End-Use Applications	• Fuel system components • Conveyor belts • Battery separators • Electronics • Automotive safety systems • Appliances • Filtrations • Medical Devices • Telecommunications	• Filter products • Beverages • Confections • Baked goods	• Photovoltaic cell systems • Paints • Coatings • Adhesives • Textiles • Paper finishing • Flexible packaging • Lamination products • Medical tubing • Automotive parts	• Paints • Coatings • Adhesives • Lubricants • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Esters • Solvents

(1)	Consolidated net sales of $5,918 million for the year ended December 31, 2010 also includes $2 million in net sales from Other Activities, which is attributable to our captive insurance companies. Net sales for Acetyl Intermediates and Consumer Specialties exclude inter-segment sales of $400 million and $9 million, respectively, for the year ended December 31, 2010.

Competitive Strengths

We benefit from a number of competitive strengths, including the following:

Leading Positions

We hold a leading position in the major product industries that we serve. Our positions are based on our operating efficiencies, proprietary production technology and competitive cost structures in our major product lines.

•	Advanced Engineered Materials—Our Advanced Engineered Materials business is a leading participant in the global technical polymers industry. Approximately 70% of its business is specification-based, which drives sustainable value for its performance polymers. Advanced Engineered Materials maintains its competitive advantage with high-quality products and services, as well as its technical knowledge in application development and product technology. Its substantial strategic affiliates also enhance its global reach.

•	Consumer Specialties—Our Acetate Products business is a leading producer of acetate tow, used in the production of filter products. We also hold approximately 30% ownership interests in three separate Acetate Products production entities in China. Our Nutrinova business is a leading international supplier of the high intensity sweetener Sunett® (acesulfame potassium) for the food, beverage and pharmaceutical industries and is also one of the world’s largest producers of sorbates used in food preservatives.

•	Industrial Specialties—Our Industrial Specialties business is active in every major global industrial sector and has manufacturing plants across North America, Europe and Asia. Our expertise in vinyl-based technology enables us to drive value into our customers’ products. We are a leading global producer of VAE emulsions and a recognized authority on low VOC (volatile organic compound) technology.

•	Acetyl Intermediates—As an industry leader, our Acetyl Intermediates business has built on its leading technology, an advantaged feedstock position, and attractive industry structure to drive growth. With decades of experience, advanced proprietary process technology and favorable production costs, we are a leading global producer of acetic acid and VAM. In 2007, we strengthened our global positions with the opening of an integrated chemical complex in Nanjing, China, that brings world-class scale to one site for the production of acetic acid, VAM, acetic anhydride and other products.

Highly Diversified Products and End-Use Applications

We offer our customers a broad range of products in a wide variety of end-use applications including paints and coatings, textiles, automotive applications, consumer and medical applications, performance industrial applications, filter media, paper and packaging, chemical additives, construction, consumer and industrial adhesives, and food and beverage applications. Our net sales are also geographically balanced across the global regions. For the year ended December 31, 2010, approximately 28% of our net sales were to customers located in North America, 40% to customers in Europe and Africa, 29% to customers in Asia-Pacific and 3% to customers in South America. We have property, plant and equipment, net in the United States of $650 million and outside the United States of $2,367 million.

Attractive Near-Term Growth Prospects

We continue to make significant progress toward our stated growth objectives and aim to increase the earnings power of our portfolio over the near term. We intend to continue to grow the earnings power of the business through four key strategic levers:

•	Geographic Growth—We continue to accelerate growth in emerging regions, including Asia. Our integrated chemical complex in Nanjing, China, the largest integrated acetyls complex in the world, serves as a foundation for our expansion in Asia and supports the region’s increasing demand. Our strategic affiliates will further accelerate this growth.

•	Innovation—We expect innovation through new product and application development to enhance revenue growth, particularly in our Advanced Engineered Materials and Industrial Specialties businesses. Advanced Engineered Materials has industry-leading polymer technologies used in high performance applications and Industrial Specialties provides attractive economic solutions for environmentally-sensitive low-VOC applications, including paints, coatings and adhesives. Innovation and application development strategies in these businesses bolster the company’s operating earnings.

•	Productivity—We have a track record of executing on our productivity commitments. Energy reduction, business process excellence, manufacturing optimization and other productivity initiatives will enable us to offset fixed cost inflation, improve our operating performance and fuel reinvestment in our businesses. We expect to realize our productivity commitments for fixed cost reductions in the near term.

•	Portfolio Enhancements—We continuously pursue opportunities that meet our investment criteria and shift our current product base towards technology-focused and specialty materials businesses. In December 2009, we completed the acquisition of the LFT business of FACT GmbH (Future Advanced Composites Technology). We also acquired two product lines, Zenite® LCP and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”), from DuPont Performance Polymers in May 2010. Through our 25%-owned strategic venture in Saudi Arabia, known as National Methanol Company or “Ibn Sina,” we are also investing in a new POM facility in Saudi Arabia to strengthen our specialty materials portfolio.

Strategic Affiliates

Our equity and cost investments represent an important component of our strategy for accelerated growth and expansion of our global reach. These investments have provided our core businesses with a large presence in Asia and the Middle East, and have also contributed significantly to earnings and cash flow. These ventures, some of which date back as far as the 1960s, have sizeable operations and are significant within their industries.

Proprietary Production Technology and Operating Expertise

Our production of acetyl products employs industry-leading proprietary and licensed technologies, including our proprietary AOPlus® and AOPlus®2 technologies for the production of acetic acid and VAntage® and VAntage Plustm vinyl acetate monomer technology. AOPlus®2 builds on the industry benchmark with the ability to increase acetic acid production from our current capacity of 1.2 million tons per reactor per year to approximately 1.5 million tons per reactor per year at a fraction of the cost of a new facility. This technology is applicable to existing and new greenfield units. AOPlus® enables increased raw material efficiencies, lower operating costs and the ability to expand plant capacity with minimal investment. VAntage® and VAntage Plustm enable significant increases in production efficiencies, lower operating costs and increases in capacity at ten to fifteen percent of the cost of building a new plant.

Low Cost Producer

Our competitive cost structures are based on production and purchasing economies of scale, vertical integration, technical expertise and the use of advanced technologies.

Global Reach

We own or lease thirty production facilities throughout the world, of which three sites are no longer operating as of December 31, 2010. We participate in strategic ventures which operate eight additional facilities. Our infrastructure of manufacturing plants, terminals, warehouses and sales offices provides us with a competitive advantage in anticipating and meeting the needs of our global and local customers in well-established and growing industries, while our geographic diversity reduces the potential impact of volatility in any individual country or region. We have a strong, growing presence in Asia, particularly in China, and we have a defined strategy to continue this growth. See Note 25 to the accompanying consolidated financial statements for further information regarding our geographic areas.

Business Strategies

Our strategic foundation is based on the following three pillars which are focused on increasing operating cash flows, improving profitability, delivering high return on investments and increasing shareholder value:

Business Focus

We focus on businesses where we have a clear, sustainable, competitive advantage. We continue to optimize our business portfolio in order to achieve industry, cost and technology leadership while expanding our product mix into higher value-added products.

Strategic Results

We have created a unique portfolio of technology and specialty materials businesses that will enable Celanese to deliver sustainable results that yield premier financial performance. Our advantaged portfolio is well positioned for sustained earnings growth, relatively higher margins, modest earnings volatility and high capital return.

Strategic Levers

We will deliver earnings growth, further strengthen our businesses and increase shareholder value through premier execution of our four key strategic earnings growth levers: Geographic Growth, Innovation, Productivity and Portfolio Enhancements.

Business Segments

Advanced Engineered Materials

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, we are a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are POM, PPS, PBT, LFT, GUR® and LCP. POM, PPS, PBT and LFT are used in a broad range of products including automotive components, medical devices, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end uses for LCP are electrical and electronics.

Advanced Engineered Materials’ specialty polymers have chemical and physical properties enabling them, among other things, to withstand elevated temperatures, resist adverse chemical interactions with solvents and withstand deformation. These products are used in a wide range of performance-demanding applications in the automotive and electronics sectors as well as in other consumer and industrial goods.

Advanced Engineered Materials works in concert with its customers to enable innovations and develop new or enhanced products. Advanced Engineered Materials focuses its efforts on developing new applications for its product lines, often creating custom formulations to satisfy the technical and processing requirements of a customer’s applications. For example, Advanced Engineered Materials has collaborated with fuel system suppliers to develop an acetal copolymer with the chemical and impact resistance necessary to withstand exposure to hot diesel fuels in the new generation of common rail diesel engines. The product can also be used in automotive fuel sender units where it remains stable at the operating temperatures present in direct-injection diesel engines and can meet the requirements of the new generation of biofuels.

Prices for most of these products, particularly specialized product grades for targeted applications, generally reflect the value added in complex polymer chemistry, precision formulation and compounding, and the extensive application development services provided. These specialized products are not typically susceptible to cyclical swings in pricing.

•	Key Products

POM. Polyacetal, as POM is commonly known in the chemical industry, is sold by Advanced Engineered Materials under the trademark Hostaform® in all regions but North America, where it is sold under the trademark Celcon®. POM is used for mechanical parts, including door locks and seat belt mechanisms, in automotive applications and in electrical, medical and consumer applications such as drug delivery systems and gears for large appliances. POM and other engineering resins are manufactured in the Asia-Pacific region by Polyplastics Co., Ltd., our 45%-owned strategic venture (“Polyplastics”), and Korea Engineering Plastics Co., Ltd., our 50%-owned strategic venture (“KEPCO”).

The primary raw material for POM is formaldehyde, which is manufactured from methanol. Advanced Engineered Materials currently purchases formaldehyde in the United States from our Acetyl Intermediates segment and, in Europe, manufactures formaldehyde from purchased methanol.

Ibn Sina produces methanol and methyl tertiary-butyl ether (“MTBE”). We recently announced the extension of our Ibn Sina strategic venture, including the construction of a new 50,000 ton POM manufacturing facility in Saudi Arabia. Engineering on the facility began in 2010.

LFT. Celstran® and Compel® are long-fiber reinforced thermoplastics, which impart extra strength and stiffness, making them more suitable for larger parts than conventional thermoplastics and both products are used in automotive, transportation and industrial applications.

GUR®. A highly engineered material designed for heavy-duty industrial and automotive applications, GUR® is used in items such as industrial conveyor belts, car battery separator panels and specialty medical and consumer applications, such as sports prostheses and equipment. GUR® micro powder grades are used for high-performance filters, membranes, diagnostic devices, coatings and additives for thermoplastics and elastomers. GUR® fibers are also used in protective ballistic applications.

Polyesters. Our products also include certain polyesters such as Celanex® PBT, Celanex® PET, Vandar®, a series of PBT-polyester blends and Riteflex®, a thermoplastic polyester elastomer, used in a wide variety of automotive, electrical and consumer applications, including ignition system parts, radiator grilles, electrical switches, appliance and sensor housings, light emitting diodes (“LEDs”) and technical fibers. Raw materials for polyesters vary. Base monomers, such as dimethyl terephthalate and purified terephthalic acid (“PTA”), are widely available with pricing dependent on broader polyester fiber and packaging resins industry conditions. Smaller volume specialty co-monomers for these products are typically supplied to us by a limited number of companies.

Liquid crystal polymers, such as Vectra® and Zenite®, are primarily used in electrical and electronics applications for precision parts with thin walls and complex shapes as well as in high heat cookware applications.

Fortron®, a PPS product, is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance, including fuel system parts, radiator pipes and halogen lamp housings, often replacing metal. Other application fields include non-woven filtration devices used in coal fired power plants. Fortron® is manufactured by Fortron Industries LLC (“Fortron”), our 50%-owned strategic venture with Kureha Corporation of Japan.

•	Facilities

Advanced Engineered Materials has polymerization, compounding and research and technology centers in Germany, Brazil, China and the United States.

•	Geographic Regions

The following table illustrates the destination of the net sales of the Advanced Engineered Materials segment by geographic region.

Net Sales to External Customers by Destination — Advanced Engineered Materials

	Year Ended December 31,
	2010		2009		2008
		% of		% of		% of
	$	Segment	$	Segment	$	Segment
		(In millions, except percentages)

North America	384	34	285	35	365	34
Europe and Africa	530	48	403	50	553	52
Asia-Pacific	152	14	82	10	106	10
South America	43	4	38	5	37	4

Total	1,109		808		1,061

•	Customers

Advanced Engineered Materials’ sales in Asia are made directly and through distributors including its strategic affiliates. Polyplastics, KEPCO and Fortron are accounted for under the equity method of accounting and therefore not included in Advanced Engineered Materials’ consolidated net sales. If Advanced Engineered Materials’ portion of the sales made by these strategic affiliates were included in the table above, the percentage of sales sold in Asia-Pacific would be substantially higher. A number of Advanced Engineered Materials’ POM customers, particularly in the appliance, electrical components and certain sections of the electronics/telecommunications fields, have moved tooling and molding operations to Asia, particularly southern China. In addition to our Advanced Engineered Materials affiliates, we directly service Asian demand by offering our customers global solutions.

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

Advanced Engineered Materials’ principal competitors include BASF AG (“BASF”), E. I. DuPont de Nemours and Company (“DuPont”), DSM N.V., SABIC Innovative Plastics and Solvay S.A. Other regional competitors include Asahi Kasei Corporation, Mitsubishi Gas Chemicals, Inc., Chevron Phillips Chemical Company, L.P., Braskem S.A., Lanxess AG, Teijin, Sumitomo, Inc. and Toray Industries Inc.

Consumer Specialties

The Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses. Our Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake which is processed into acetate fiber in the form of a tow band. Our Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates and sorbic acid, for the food, beverage and pharmaceutical industries.

•	Key Products

Acetate flake and tow. According to the 2009 Stanford Research Institute International Chemical Economics Handbook, as of 2008 we were the world’s leading producer of acetate tow (inclusive of the production of our China ventures). Acetate tow is used primarily in cigarette filters. To produce acetate tow, we first produce acetate flake by processing wood pulp with acetic acid and acetic anhydride. Wood pulp comes from reforested trees and is purchased externally from a variety of sources and acetic anhydride is an intermediate chemical we produce internally from acetic acid. The acetate flake is then further processed into acetate fiber in the form of a tow band.

Sales of acetate tow amounted to approximately 15%, 16% and 12% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

We have an approximate 30% interest in three manufacturing ventures in China that produce acetate flake and tow. Our partner in each of the ventures is the Chinese state-owned tobacco entity, China National Tobacco Corporation. In addition to being our venture partner, China National Tobacco accounted for approximately 12% of our 2010 acetate tow sales.

Sunett® sweetener. Acesulfame potassium, a high intensity sweetener marketed under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® sweetener is known for its consistent product quality and reliable supply. Nutrinova’s strategy is to be the most reliable and highest quality producer of this product, to develop new product applications and to expand into new regions.

Food protection ingredients. Nutrinova’s food protection ingredients are mainly used in foods, beverages and personal care products. The primary raw materials for these products are ketene and crotonaldehyde. Sorbates pricing is extremely sensitive to demand and industry capacity and is not necessarily dependent on the prices of raw materials.

•	Facilities

Acetate Products has production sites in the United States, Mexico, the United Kingdom and Belgium, and participates in three manufacturing ventures in China. During 2010, we announced the shutdown of our acetate tow and flake manufacturing operations at our Spondon, Derby, United Kingdom site. We will continue to maintain our Clarifoil manufacturing operations at this site.

Nutrinova has a production facility in Germany, as well as sales and distribution facilities in all major regions of the world.

•	Geographic Regions

The following table illustrates the destination of the net sales of the Consumer Specialties segment by geographic region.

Net Sales to External Customers by Destination — Consumer Specialties

	Year Ended December 31,
	2010			2009			2008
			% of			% of			% of
	$		Segment	$		Segment	$		Segment
	(In millions, except percentages)

North America	186		17	176		16	194		17
Europe and Africa	448		41	452		42	497		43
Asia-Pacific	394		36	402		37	413		36
South America	61		6	48		5	51		4

Total	1,089	(1)		1,078	(1)		1,155	(1)

(1)	Excludes inter-segment sales of $9 million, $6 million and $0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•	Customers

Sales of acetate tow are principally to the major tobacco companies that account for a majority of worldwide cigarette production. Our contracts with most of our customers are entered into on an annual basis.

Nutrinova primarily markets Sunett® sweetener to a limited number of large multinational and regional customers in the beverage and food industry under long-term and annual contracts. Nutrinova markets food protection ingredients primarily through regional distributors to small and medium sized customers and directly through regional sales offices to large multinational customers in the food industry.

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

Industrial Specialties

Our Industrial Specialties segment is comprised of our Emulsions and EVA Performance Polymers businesses and is a leading producer of environmentally sensitive, low volatile organic compound (“VOC”) applications. Our emulsions products are used in a wide array of applications, including paints and coatings, adhesives, construction, glass fiber, textiles and paper. EVA Performance Polymers offers a complete line of low-density polyethylene and specialty EVA resins and compounds used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical devices and tubing, automotive, carpeting and solar cell encapsulation films. Our polyvinyl alcohol (“PVOH”) business was included in our Industrial Specialties segment until it was sold in July 2009 to Sekisui Chemical Co., Ltd. (“Sekisui”) for a net cash purchase price of $168 million.

Primary raw materials for our emulsions and EVA products are VAM which is produced by our Acetyl Intermediates segment and ethylene which we purchase externally from a variety of sources.

•	Key Products

Our Emulsions business produces conventional vinyl- and acrylate-based emulsions and high-pressure VAE. Emulsions are made from VAM, acrylate esters and styrene. Our Emulsions business is a leading producer of VAE in Europe. VAE is a key component of water-based architectural coatings, adhesives, nonwovens, textiles, glass fiber and other applications.

EVA Performance Polymers produces low-density polyethylene and EVA resins and compounds. EVA resins and compounds are produced in high-pressure reactors from ethylene and VAM.

•	Facilities

The Emulsions business has production sites in the United States, Canada, China, Spain, Sweden, the Netherlands and Germany. EVA Performance Polymers has a production facility in Edmonton, Alberta, Canada.

•	Geographic Regions

The following table illustrates the destination of the net sales of the Industrial Specialties segment by geographic region.

Net Sales to External Customers by Destination — Industrial Specialties

	Year Ended December 31,
	2010		2009		2008
		% of		% of		% of
	$	Segment	$	Segment	$	Segment
		(In millions, except percentages)

North America	450	43	382	39	617	44
Europe and Africa	481	47	504	52	684	48
Asia-Pacific	97	9	78	8	81	6
South America	8	1	10	1	24	2

Total	1,036		974		1,406

•	Customers

Industrial Specialties’ products are sold to a diverse group of regional and multinational customers. Customers for emulsions products are manufacturers of water-based paints and coatings, adhesives, paper, building and construction products, glass fiber, non-wovens and textiles. Customers of EVA Performance Polymers products are primarily engaged in the manufacture of adhesives, automotive components, packaging materials, print media and solar energy products.

•	Competition

Principal competitors in the Emulsions business include The Dow Chemical Company (“Dow”), BASF, Dairen Chemical, Wacker Chemie AG and several smaller regional manufacturers.

Principal competitors for the EVA Performance Polymers business include DuPont, ExxonMobil Chemical, Arkema and several Asian manufacturers.

Acetyl Intermediates

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. Other chemicals produced in this business segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products.

In November 2010, we announced our newly developed advanced technology to produce ethanol, which will be included in our Acetyl Intermediates segment. This innovative, new process combines our proprietary and leading acetyl platform with highly advanced manufacturing technology to produce ethanol from hydrocarbon-sourced feedstocks. In January 2011, we signed letters of intent for projects to construct and operate industrial ethanol production facilities and signed a memorandum of understanding for production of certain feedstocks used in our advanced ethanol production process.

•	Key Products

Acetyl Products. Acetyl products include acetic acid, VAM and acetic anhydride. Acetic acid is primarily used to manufacture VAM, PTA and other acetyl derivatives. VAM is used in a variety of adhesives, paints, films, coatings and textiles. Acetic anhydride is a raw material used in the production of cellulose acetate, detergents and pharmaceuticals. Acetaldehyde is a major feedstock for the production of a variety of derivatives, such as pyridines, which are used in agricultural products. We manufacture acetic acid, VAM and acetic anhydride for our own use, as well as for sale to third parties.

Our basic acetyl intermediates products, acetic acid and VAM, are impacted by global supply and demand fundamentals and are cyclical in nature. The principal raw materials in these products are: carbon monoxide, which we generally purchase under long-term contracts; methanol, which we generally purchase under long-term and short-term contracts; and ethylene, which we purchase from numerous sources. With the exception of carbon monoxide, these raw materials are commodity products available from a wide variety of sources.

Our production of acetyl products employs leading proprietary and licensed technologies, including our proprietary AOPlus® and AOPlus®2 technologies for the production of acetic acid and VAntage® and VAntage Plustm VAM technology. We believe our production technology is one of the lowest cost in the industry and provides us a cost advantage over our competitors.

Sales from acetyl products amounted to 34%, 34% and 35% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

Solvents and Derivatives. These include a variety of solvents, formaldehyde and other chemicals, which in turn are used in the manufacture of paints, coatings, adhesives and other products. Many solvents and derivatives products are derived from our production of acetic acid. Primary products are:

•	Ethyl acetate, an acetate ester that is a solvent used in coatings, inks and adhesives and in the manufacture of photographic films and coated papers; and

•	Butyl acetate, an acetate ester that is a solvent used in inks, pharmaceuticals and perfume.

Formaldehyde and formaldehyde derivative products are derivatives of methanol and are made up of the following products:

•	Formaldehyde, paraformaldehyde and formcels are primarily used to produce adhesive resins for plywood, particle board, coatings, POM engineering resins and a compound used in making polyurethane; and

•	Other chemicals, such as crotonaldehyde, are used by the Nutrinova line for the production of sorbates, as well as raw materials for the fragrance and food ingredients industry.

Solvents and derivatives are products characterized by cyclicality in pricing. The principal raw materials used in solvents and derivatives products are acetic acid, various alcohols, methanol, ethylene and ammonia. We purchase ethylene from a variety of sources.

Sales from solvents and derivatives products amounted to 11%, 10% and 12% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

•	Facilities

Acetyl Intermediates has production sites in the United States, China, Mexico, Singapore, Spain, France and Germany. As of December 31, 2009, acetic acid and VAM production at our Pardies, France location had ceased. In addition, our Cangrejera, Mexico site no longer produced VAM as of December 31, 2009. Over the last few years, we have continued to shift our production capacity to lower cost production facilities while expanding in growth regions, such as China.

•	Geographic Regions

The following table illustrates net sales by destination of the Acetyl Intermediates segment by geographic region.

Net Sales to External Customers by Destination — Acetyl Intermediates

	Year Ended December 31,
	2010			2009			2008
			% of			% of			% of
	$		Segment	$		Segment	$		Segment
	(In millions, except percentages)

North America	654		24	501		22	743		23
Europe and Africa	897		34	771		35	1,198		37
Asia-Pacific	1,046		39	884		40	1,142		36
South America	85		3	64		3	116		4

Total	2,682	(1)		2,220	(1)		3,199	(1)

(1)	Excludes inter-segment sales of $400 million, $383 million and $676 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•	Customers

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

Solvents and derivatives are sold to a diverse group of regional and multinational customers both under multi-year contracts and on the basis of long-standing relationships. The customers of solvents and derivatives are primarily engaged in the production of paints, coatings and adhesives. We manufacture formaldehyde for our own use as well as for sale to a few regional customers that include manufacturers in the wood products and chemical derivatives industries. The sale of formaldehyde is based on both long and short-term agreements. Specialty solvents are sold globally to a wide variety of customers, primarily in the coatings and resins and the specialty products industries. These products serve global regions in the synthetic lubricant, agrochemical, rubber processing and other specialty chemical areas.

•	Competition

Our principal competitors in the Acetyl Intermediates segment include Atofina S.A., BASF, BP PLC, Chang Chun Petrochemical Co., Ltd., Daicel, Dow, Eastman, DuPont, LyondellBasell Industries, Nippon Gohsei, Perstorp Inc., Jiangsu Sopo Corporation (Group) Ltd., Showa Denko K.K. and Kuraray Co. Ltd.

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

Strategic Ventures & Affiliates

We have a significant portfolio of strategic relationships and ventures in various regions, including Asia-Pacific, North America, the Middle East and Europe. Historically, we have entered into these strategic investments in order to gain access to local demand, minimize costs and accelerate growth in areas we believe have significant future business potential. Depending on the level of investment and other factors, we account for our strategic ventures using either the equity method or cost method of accounting.

In aggregate, our strategic investments generate significant sales, earnings and cash flows. For example, during the year ended December 31, 2010, our equity affiliates generated combined sales of $4.5 billion resulting in $168 million of equity in earnings from affiliates during the same period.

Our significant strategic ventures as of December 31, 2010 are as follows:

					Year
	Location	Ownership	Business Segment	Partner(s)	Entered

Equity Method Investments
National Methanol Company	Saudi Arabia	25%	Advanced Engineered Materials	Saudi Basic Industries Corporation (“SABIC”)/ Texas Eastern Arabian Corporation Ltd.	1981
Korea Engineering Plastics Co., Ltd	South Korea	50%	Advanced Engineered Materials	Mitsubishi Gas Chemical Company, Inc./Mitsubishi Corporation	1999
Polyplastics Co., Ltd.	Japan	45%	Advanced Engineered Materials	Daicel Chemical Industries Ltd.	1964
Fortron Industries LLC	US	50%	Advanced Engineered Materials	Kureha Corporation	1992
Cost Method Investments
Kunming Cellulose Fibers Co. Ltd.	China	30%	Consumer Specialties	China National Tobacco Corporation	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	Consumer Specialties	China National Tobacco Corporation	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	Consumer Specialties	China National Tobacco Corporation	1993

National Methanol Company (Ibn Sina). With production facilities in Saudi Arabia, Ibn Sina represents approximately 2% of the world’s methanol production capacity and is one of the world’s largest producers of MTBE, a gasoline additive. We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Company, a joint venture with Texas Eastern Arabian Corporation Ltd. Texas Eastern Arabian Corporation Ltd. indirectly owns an additional 25% interest in Ibn Sina, and the remaining 50% interest is held by SABIC. SABIC is responsible for all product marketing.

In April 2010, we announced that Ibn Sina will construct a 50,000 ton POM production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. The purpose of the plant is to supply POM to support Celanese’s Advanced Engineered Materials segment growth as well as our venture partners’ regional business development. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC’s economic interest will remain unchanged.

In connection with the extension of the venture, we reassessed the factors surrounding the accounting method for this investment and changed from the cost method of accounting for investments to the equity method of accounting for investments beginning April 1, 2010.

Korea Engineering Plastics Co., Ltd. Founded in 1987, KEPCO is the leading producer of POM in South Korea. Mitsubishi Gas Chemical Company, Inc. owns 40% and Mitsubishi Corporation owns 10% of KEPCO. KEPCO operates a POM plant in Ulsan, South Korea and participates with Polyplastics and Mitsubishi Gas Chemical Company, Inc. in a POM facility in Nantong, China.

Polyplastics Co., Ltd. Polyplastics is a leading supplier of engineered plastics in the Asia-Pacific region. Polyplastics’ principal production facilities are located in Japan, Taiwan, Malaysia and China. Polyplastics is a producer and marketer of POM in the Asia-Pacific region.

Fortron Industries LLC. Fortron is a leading global producer of PPS. Fortron’s facility is located in Wilmington, North Carolina.

China acetate strategic ventures. We hold an approximately 30% ownership interest (50% board representation) in three separate Acetate Products production entities in China: the Nantong, Kunming and Zhuhai Cellulose Fiber Companies. In each instance, the Chinese state-owned tobacco entity, China National Tobacco Corporation, controls the remainder. With an estimated 30% share of the world’s cigarette production and consumption, China is the world’s largest and fastest growing area for acetate tow products according to the 2009 Stanford Research Institute International Chemical Economics Handbook. Combined, these ventures are a leader in Chinese domestic acetate production and are well positioned to supply Chinese cigarette producers.

In December 2009, we announced plans with China National Tobacco to expand our acetate flake and tow capacity at our Nantong facility. During 2010 we received formal approval to expand flake and tow capacities, each by 30,000 tons. Our Chinese acetate ventures fund their operations using operating cash flow. We made contributions during 2010 of $12 million and have committed to contributions of $17 million in 2011 related to the capacity expansion in Nantong.

Our Chinese acetate ventures pay a dividend in the second quarter of each fiscal year, based on the ventures’ performance for the preceding year. In 2010, 2009 and 2008, we received cash dividends of $71 million, $56 million and $46 million, respectively.

Despite the fact that our ownership interest exceeds 20% in each of our China Acetate Products ventures, we account for these investments using the cost method of accounting because we cannot exercise significant influence over these entities. We determined that we cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on our involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

•	Other Equity Investments

InfraServs. We hold ownership interests in several InfraServ entities located in Germany that own and develop industrial parks and provide on-site general and administrative support to tenants. The table below represents our equity investments in InfraServ ventures as of December 31, 2010:

Ownership %

InfraServ GmbH & Co. Gendorf KG	39
InfraServ GmbH & Co. Knapsack KG	27
InfraServ GmbH & Co. Hoechst KG	32

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

A substantial portion of our products and raw materials are commodities whose prices fluctuate as supply and demand fundamentals change. Our production facilities rely largely on fuel oil, natural gas, coal and electricity for energy. Most of the raw materials for our European operations are centrally purchased by one of our subsidiaries, which also buys raw materials on behalf of third parties. We manage our exposure to commodity risk primarily through the use of long-term supply agreements, multi-year purchasing and sales agreements and forward purchase contracts.

We also currently purchase and lease supplies of various precious metals, such as rhodium, used as catalysts for the manufacture of Acetyl Intermediates products. For precious metals, the leases are distributed between a minimum of three lessors per product and are divided into several contracts.

Research and Development

All of our businesses conduct research and development activities to increase competitiveness. Our businesses are innovation-oriented and conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications. We consider the amounts spent during each of the last three fiscal years on research and development activities to be sufficient to drive our current strategic initiatives.

Intellectual Property

We attach great importance to patents, trademarks, copyrights and product designs in order to protect our investment in research and development, manufacturing and marketing. Patents may cover processes, products, intermediate products and product uses. We also seek to register trademarks extensively as a means of protecting the brand names of our products. We protect our intellectual property vigorously against infringement and also seek to register design protection where appropriate.

Patents. In most industrial countries, patent protection exists for new substances and formulations, as well as for unique applications and production processes. However, we do business in regions of the world where intellectual property protection may be limited and difficult to enforce. We maintain strict information security policies and procedures wherever we do business. Such information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information, as well as employee awareness training. Moreover, we monitor competitive developments and vigorously defend against infringements on our intellectual property rights.

Trademarks. AOPlus®, AOPlus®2, VAntage®, VAntage Plustm, BuyTiconaDirecttm, Celanex®, Celcon®, Celstran®, Celvolit®, Compel®, Erkol®, GUR®, Hostaform®, Impet®, Mowilith®, Nutrinova®, Riteflex®, Sunett®, Thermx®, Zenite®, Vandar®, Vectra®, Vinamul®, EcoVAE®, Duroset®, Ateva®, Acetex® and certain other products and services named in this document are trademarks, service marks or registered trademarks of Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all trademarks, service marks or registered trademarks owned by Celanese. Fortron® is a registered trademark of Fortron Industries LLC, one of Celanese’s equity investments.

Neither Celanese nor any particular business segment is materially dependent upon any one patent, trademark, copyright or trade secret.

Environmental and Other Regulation

Matters pertaining to environmental and other regulations are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Accounting for Commitments and Contingencies, and Note 15 and Note 23 to the accompanying consolidated financial statements.

Employees

The approximate number of employees employed by Celanese on a continuing basis throughout the world is as follows:

Employees as of
December 31, 2010

North America
US	2,350
Canada	250
Mexico	700

Total	3,300
Europe
Germany	1,600
Other Europe	1,500

Total	3,100
Asia	800
Rest of World	50

Total	7,250

Many of our employees are unionized, particularly in Germany, Canada, Mexico, the United Kingdom, Brazil and Belgium. In the United States, however, less than one quarter of our employees are unionized. Moreover, in Germany and France, wages and general working conditions are often the subject of centrally negotiated collective bargaining agreements. Within the limits established by these agreements, our various subsidiaries negotiate directly with the unions and other labor organizations, such as workers’ councils, representing the employees. Collective bargaining agreements between the German chemical employers associations and unions relating to remuneration generally have a term of one year, while in the United States a three year term for collective bargaining agreements is typical. We offer comprehensive benefit plans for employees and their families and believe our relations with employees are satisfactory.

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

Available Information — Securities and Exchange Commission (“SEC”) Filings and Corporate Governance Materials

We make available free of charge, through our internet website (http://www.celanese.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as ownership reports on Form 3 and Form 4, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including Celanese Corporation, that electronically file with the SEC at http://www.sec.gov.

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

Risks Related to Our Business

Our business is exposed to risks associated with the creditworthiness of our suppliers, customers and business partners and the industries in which our suppliers and customers participate are cyclical in nature, both of which may adversely affect our business and results of operations.

Some of the industries in which our end-use customers participate, such as the automotive, electrical, construction and textile industries, are cyclical in nature, thus posing a risk to us which is beyond our control. The industries in which these customers participate are highly competitive, to a large extent driven by end-use applications, and may experience overcapacity, all of which may affect demand for and pricing of our products. Our business is exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners and reductions in demand for our customers’ products. The consequences of this could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, delays or interruptions of the supply of raw materials we purchase and bankruptcy of customers, suppliers or other creditors. The occurrence of any of these events may adversely affect our cash flow, profitability and financial condition.

We are a company with operations around the world and are exposed to general economic, political and regulatory conditions and risks in the countries in which we have significant operations.

We operate globally and have customers in many countries. We have major facilities primarily located in North America, Europe and Asia, and hold interests in ventures that operate in the US, Germany, China, Japan, South Korea, Taiwan and Saudi Arabia. Our principal customers are similarly global in scope, and the prices of our most significant products are typically world market prices. Also, our operations in certain foreign jurisdictions are subject to nationalization and expropriation risk, and some of our contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. Consequently, our business and financial results are affected, directly and indirectly, by world economic, political and regulatory conditions.

In addition to the worldwide economic downturn, conditions such as the uncertainties associated with war, terrorist activities, civil unrest, epidemics, pandemics, weather, the effects of climate change or political instability in any of the countries in which we operate could affect us by causing delays or losses in the supply or delivery of raw materials and products, as well as increasing security costs, insurance premiums and other expenses. These conditions could also result in or lengthen economic recession in the United States, Europe, Asia or elsewhere.

Failure to comply with applicable laws, rules, regulations or court decisions could expose us to fines, penalties and other costs. Moreover, changes in laws or regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in the reporting requirements of the United States, German, European Union (“EU”) or Asian governmental agencies, could increase the cost of doing business in these regions. Any of these conditions may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our securities, including our stock. Although we maintain insurance to cover risks associated with the operation of our business, there can be no assurance that the types of insurance we obtain or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all.

In particular, we have invested significant resources in China and other Asian countries. This region’s growth has slowed and we may fail to realize the anticipated benefits associated with our investment there and our financial results may be adversely impacted.

We are subject to risks associated with the increased volatility in the prices and availability of key raw materials and energy.

We purchase significant amounts of natural gas, ethylene and methanol from third parties for use in our production of basic chemicals in the Acetyl Intermediates segment, principally acetic acid, VAM and formaldehyde. We use a portion of our output of these chemicals, in turn, as inputs in the production of further products in all our business segments. We also purchase significant amounts of wood pulp for use in our production of cellulose acetate in the Consumer Specialties segment. The price of many of these items is dependent on the available supply of such item and may increase significantly as a result of production disruptions or strikes. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol, can have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs.

We are exposed to volatility in the prices of our raw materials and energy. Although we have agreements providing for the supply of natural gas, ethylene, wood pulp, electricity and fuel oil, the contractual prices for these raw materials and energy vary with economic conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past and which may do so in the future include:

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

Our operating results depend significantly on the development of commercially viable new products, product grades and applications, as well as production technologies. If we are unsuccessful in developing new products, applications and production processes in the future, our competitive position and operating results may be negatively affected. For example, we recently announced our intention to construct new ethanol manufacturing facilities in China and the US that will utilize advanced technology developed with elements of our proprietary advanced acetyl platform. However, as we invest in the commercialization of this new process technology, we face the risk of unanticipated operational or commercialization difficulties, including an inability to obtain necessary permits or governmental approvals, failure of facilities or processes to operate in accordance with specifications or expectations, construction delays, cost over-runs, the unavailability of required materials and equipment and various other factors. Likewise, we have undertaken and are continuing to undertake initiatives in all business segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.

US federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future could, if passed into law, require us to relocate certain manufacturing activities and require us to alter or discontinue our production of certain chemical products, thereby increasing our operating costs and causing an adverse effect on our results of operations.

Regulations are being implemented by the US Department of Homeland Security (“DHS”) aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and security plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. We have registered certain of our sites with DHS in accordance with these regulations, have conducted vulnerability assessments at applicable sites and are awaiting DHS review and approval of security plans. Until that is done we cannot determine with certainty the costs associated with any security measures that DHS may require.

Environmental regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.

Costs related to our compliance with environmental laws and regulations, and potential obligations with respect to contaminated sites may have a significant negative impact on our operating results. These obligations include the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and the Resource Conservation and Recovery Act of 1976 (“RCRA”) related to sites currently or formerly owned or operated by us, or where waste from our operations was disposed. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between Celanese GmbH and Hoechst AG, also referred to as the demerger agreement, for environmental matters arising out of certain divestitures that took place prior to the demerger.

Our operations are subject to extensive international, national, state, local and other supranational laws and regulations that govern environmental and health and safety matters, including CERCLA and RCRA. We incur substantial capital and other costs to comply with these requirements. If we violate any one of those laws or regulations, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws, regulations and enforcement policies could result in substantial costs and liabilities to us or limitations on our operations and could subject our handling, manufacture, transport, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present. One example of such regulations is the National Emission Standard for Hazardous Air Pollutants (“NESHAP”) for Industrial, Commercial, and Institutional Boilers, which was issued in draft form by the Environmental Protection Agency (“EPA”) on April 29, 2010. In its current draft form, these rules could require us to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers at our facilities. Consequently, compliance with these laws and regulations could result in significant capital expenditures as well as other costs and liabilities, which could adversely affect our business and cause our operating results to be less favorable than expected. An adverse outcome in these claim procedures may negatively affect our earnings and cash flows in a particular reporting period.

Changes in environmental, health and safety regulations in the jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products.

New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products.

In June 2009, the California Office of Environmental Health Hazard Assessment (“OEHHA”) formally proposed to add VAM, along with 11 other substances, to a list of chemicals “known to the state of California” to cause cancer. OEHHA is required to maintain this list under the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”). Celanese filed comments in opposition to the proposed listing because the listing was not based on a scientific review of the relevant data and the legal standard for adding VAM to the Proposition 65 list had not been met. Celanese also filed an action in the Sacramento County Superior Court seeking declaration that OEHHA’s proposed listing of VAM would be contrary to law. The Superior Court granted Celanese’s request for relief. An appeal filed by OEHHA is pending in the California Court of Appeal.

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

Other pending initiatives will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children’s Chemical Evaluation Program, High Production Volume Chemical Initiative and expected modifications to the Toxic Substances Control Act (“TSCA”) in the United States, as well as various European Commission programs, such as the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACh”).

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

Our business exposes us to potential product liability claims and recalls, which could adversely affect our financial condition and performance.

The development, manufacture and sales of specialty chemical products by us, including products produced for the food, beverage, cigarette, and pharmaceutical industries, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition.

We are subject to risks associated with possible climate change legislation, regulation and international accords.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU. Similarly, numerous bills related to climate change have been introduced in the US Congress, which could adversely impact all industries. In addition, the EPA has promulgated rules limiting greenhouse gas emissions and regulation of greenhouse gas also could occur pursuant to future US treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.

While not all are likely to become law, this is a strong indication that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, establishing costly emissions trading schemes and requiring modification of equipment to limit greenhouse gas emissions.

A step toward potential federal restriction on greenhouse gas emissions was taken on December 7, 2009 when the Environmental Protection Agency (“EPA”) issued its Endangerment Finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, absent legislative action, the EPA has begun to regulate many sources of greenhouse gas emissions.

For example, on January 2, 2011, many large sources of greenhouse gas emissions became subject to the requirements of the Prevention of Significant Deterioration (“PSD”) permitting program. The PSD permitting program requires these large sources of greenhouse gas emissions to install Best Available Control Technology (“BACT”) to limit greenhouse gas emissions when modifying equipment if the increased greenhouse gas emissions will exceed 75,000 tons per year. Texas, however, has refused to implement the PSD permitting program for greenhouse gas emissions, which prompted the EPA to attempt to take over GHG permitting from the state regulators late last year. On December 30, 2010, an Appellate Court stayed EPA’s action pending a determination of whether EPA’s take-over complies with the U.S. Clean Air Act. Additionally, the EPA announced on December 23, 2010 that it would impose further greenhouse gas emission limits on electric generating units and petroleum refineries through the establishment of New Source Performance Standards (“NSPS”).

The US Congress recently considered legislation that would create an economy-wide “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and/or sale of emissions permits or “allowances.” Under these proposals, the chemical industry likely would be affected due to anticipated increases in energy costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain, to cover the emissions from fuel production and the eventual use of fuel by the Company or its energy suppliers. In addition, cap-and-trade proposals would likely increase the cost of energy, including purchases of steam and electricity, and certain raw materials used by the Company.

Other countries are also considering or have implemented regulatory programs to reduce greenhouse gas emissions. Future environmental legislative and regulatory developments related to climate change are possible, which could materially increase operating costs in the chemical industry and thereby increase our manufacturing and delivery costs.

Our production facilities handle the processing of some volatile and hazardous materials that subject us to operating risks that could have a negative effect on our operating results.

Our operations are subject to operating risks associated with chemical manufacturing, including the related storage and transportation of raw materials, finished products and waste. These risks include, among other things, pipeline and storage tank leaks and ruptures, explosions and fires and discharges or releases of toxic or hazardous substances.

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

A disruption in production at one or more of our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. In particular, production disruptions at our manufacturing facilities that produce chemicals used as inputs in the production of chemicals in other business segments, such as acetic acid, VAM and formaldehyde, could have a more significant adverse effect on our business and financial performance and results of operation to the extent of such vertical integration. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at the manufacturing facility may not be able to be sufficiently increased in the future.

Our business and financial results may be adversely affected by various legal and regulatory proceedings.

We are subject to legal and regulatory proceedings, lawsuits and claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our business, results of operations or financial condition in any particular period. For a more detailed discussion of our legal proceedings, see Item 3. Legal Proceedings below.

Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.

Our success depends on our ability to attract and retain key personnel, and we rely heavily on our management team. The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, because of the reliance on our management team, our future success depends in part on our ability to identify and develop talent to succeed senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critically important to the successful implementation of our strategies.

We may not be able to complete future acquisitions or successfully integrate future acquisitions into our business, which could affect adversely our business or results of operations.

As part of our growth strategy, we intend to pursue acquisitions and joint venture opportunities. Successful accomplishment of this objective may be limited by the availability and suitability of acquisition candidates and by our financial resources, including available cash and borrowing capacity. Acquisitions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired lines or businesses, personnel turnover and the diversion of management’s attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these acquisitions in the timeframe that we anticipate, or at all, which could affect adversely our business or results of operations.

We may experience unexpected difficulties and incur unexpected costs in the relocation of our Ticona plant from Kelsterbach to the Rhine Main area, which may increase our costs, delay the transition or disrupt our ability to supply our customers.

We have agreed with Frankfurt, Germany Airport (“Fraport”) to relocate our Kelsterbach, Germany operations to another location, resolving several years of legal disputes related to the planned Frankfurt airport expansion. In July 2007, we announced that we would relocate the Kelsterbach, Germany operations to the Hoechst Industrial Park in the Rhine Main area. Fraport agreed to pay Ticona a total of €670 million over a 5-year period to offset costs associated with the closure of the Kelsterbach plant and the transition of the operations from its current location. As the relocation project progressed, we decided to expand the scope of the new production facilities and now expect to spend in excess of the proceeds to be received from Fraport. Because the relocation of our Kelsterbach, Germany operations represents a major logistical undertaking, the construction of our new facilities may be delayed, actual costs may exceed our revised estimates and we may be subject to penalties if we have not timely vacated the Kelsterbach location. If the relocation causes other unexpected difficulties, our costs may increase or supplies to our customers may be disrupted.

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

In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary’s functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction and translation risks effectively, and volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk. Since a portion of our indebtedness is and will be denominated in currencies other than US dollars, a weakening of the US dollar could make it more difficult for us to repay our indebtedness denominated in foreign currencies unless we have cash flows in those foreign currencies from our foreign operations sufficient to repay that indebtedness out of those cash flows.

We use financial instruments to hedge certain exposure to foreign currency fluctuations, but we cannot guarantee that our hedging strategies will be effective. Failure to effectively manage these risks could have an adverse impact on our financial position, results of operations and cash flows.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.

The cost of our pension plans is incurred over long periods of time and involves many uncertainties during those periods of time. Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level and value of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected or actual rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. In recent years, an extended duration strategy in the asset portfolio has been implemented to minimize the influence of liability volatility due to interest rate movements. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost for subsequent fiscal years. If the value of our pension fund’s portfolio declines we may be required to contribute capital in addition to those contributions for which we have already planned.

Our future success will depend in part on our ability to protect our intellectual property rights. Our inability to protect and enforce these rights could reduce our ability to maintain our market position and our profit margins.

We attach great importance to our patents, trademarks, copyrights and know-how and trade secrets in order to protect our investment in research and development, manufacturing and marketing. We have also adopted rigorous internal policies for protecting our valuable know-how and trade secrets. We sometimes license patents and other technology from third parties. Our policy is to seek the widest possible protection for significant developments that provide us competitive advantages in our major markets. Patents may cover catalysts, processes, products, intermediate products and product uses. These patents provide varying periods of protection based on the filing date of the patent application, and the legal life of patents, type of patent and its scope in the various countries in which we seek protection. As patents expire, the catalysts, processes and products described and claimed in those patents become generally available for use by the public subject to our continued protection for associated know-how and trade secrets. We also seek to register trademarks extensively as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. We operate in regions of the world where intellectual property protection may be limited and difficult to enforce and our continued growth strategy may bring us to additional regions with similar challenges. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, our revenues, results of operations and cash flows may be adversely affected.

Provisions in our certificate of incorporation and bylaws, as well as any shareholders’ rights plan, may discourage a takeover attempt.

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

Risks Related to the Acquisition of Celanese GmbH, formerly Celanese AG

The amounts of the fair cash compensation and of the guaranteed annual payment offered under the domination and profit and loss transfer agreement (the “Domination Agreement”) and/or the compensation paid in connection with the squeeze out may be increased, which may further reduce the funds that our subsidiary, BCP Holdings GmbH, a German limited liability company (“BCP Holdings”), can otherwise make available to us.

Several minority shareholders of Celanese GmbH have initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered under the Domination Agreement. On December 12, 2006, the Frankfurt District Court appointed an expert to help determine the value of Celanese AG as of July 31, 2004, on which date an extraordinary shareholder meeting of Celanese AG was held to resolve the Domination Agreement. As a result of these proceedings, the amounts of the fair cash compensation and of the guaranteed annual payment could be increased by the court, and BCP Holdings would be required to make such payments within two months after the publication of the court’s ruling. Any such increase may be substantial. All minority shareholders would be entitled to claim the respective higher amounts. This may reduce the funds BCP Holdings can make available to us and, accordingly, diminish our ability to make payments on our indebtedness. See Note 23 to the accompanying consolidated financial statements for further information.

The Company also received applications for the commencement of award proceedings filed by 79 shareholders against BCP Holdings with the Frankfurt District Court requesting the court to set a higher amount for the Squeeze-Out compensation. Should the court set a higher value for the Squeeze-Out compensation, former Celanese AG shareholders who ceased to be shareholders of Celanese AG due to the Squeeze-Out are entitled, pursuant to a settlement agreement between BCP Holdings and certain former Celanese AG shareholders, to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings. Previously received compensation for their shares will be offset so that those shareholders who ceased to be shareholders of Celanese AG due to the Squeeze-Out are not entitled to more than higher of the amount set in the two court proceedings.

Celanese Deutschland Holding GmbH (“CDH”) may be required to compensate BCP Holdings for annual losses, which may reduce the funds CDH can otherwise make available to us.

CDH and BCP Holdings have entered into a profit and loss transfer agreement on December 3, 2009 which became effective on December 10, 2009 (the “PLTA”). Under the PLTA, CDH is required, among other things, to compensate BCP Holdings for any annual loss incurred, determined in accordance with German accounting requirements, by BCP Holdings at the end of the fiscal year in which the loss was incurred. This obligation to compensate BCP Holdings for annual losses will apply during the entire term of the PLTA. If BCP Holdings incurs losses during any period of the operative term of the PLTA and if such losses lead to an annual loss of BCP Holdings at the end of any given fiscal year during the term of the PLTA, CDH will be obligated to make a corresponding cash payment to BCP Holdings to the extent that the respective annual loss is not fully compensated for by the dissolution of profit reserves accrued at the level of BCP Holdings during the term of the PLTA. CDH may be able to reduce or avoid cash payments to BCP Holdings by off-setting against such loss compensation claims made by BCP Holdings any valuable counterclaims against BCP Holdings that CDH may have. If CDH is obligated to make cash payments to BCP Holdings to cover an annual loss, we may not have sufficient funds to make payments on our indebtedness when due and, unless CDH is able to obtain funds from a source other than annual profits of BCP Holdings, CDH may not be able to satisfy its obligation to fund such shortfall.

BCP Holdings may be required to compensate Celanese GmbH for annual losses, which may reduce the funds BCP Holdings can otherwise make available to us.

BCP Holdings and Celanese GmbH have entered into a new domination agreement on March 26, 2010 which became effective on April 9, 2010 (the “Domination Agreement II”). Under the Domination Agreement II, BCP Holdings is required, among other things, to compensate Celanese GmbH for any annual loss incurred, determined in accordance with German accounting requirements, by Celanese GmbH at the end of the fiscal year in which the loss was incurred. This obligation to compensate Celanese GmbH for annual losses will apply during the entire term of the Domination Agreement II. If Celanese GmbH incurs losses during any period of the operative term of the Domination Agreement II and if such losses lead to an annual loss of Celanese GmbH at the end of any given fiscal year during the term of the Domination Agreement II, BCP Holdings will be obligated to make a corresponding cash payment to Celanese GmbH to the extent that the respective annual loss is not fully compensated for by the dissolution of profit reserves accrued at the level of Celanese GmbH during the term of the Domination Agreement II. BCP Holdings may be able to reduce or avoid cash payments to Celanese GmbH by off-setting against such loss compensation claims by Celanese GmbH any valuable counterclaims against Celanese GmbH that BCP Holdings may have. If BCP Holdings is obligated to make cash payments to Celanese GmbH to cover an annual loss, we may not have sufficient funds to make payments on our indebtedness when due and, unless BCP Holdings is able to obtain funds from a source other than annual profits of Celanese GmbH, BCP Holdings may not be able to satisfy its obligation to fund such shortfall.

Risks Related to Our Indebtedness

Our level of indebtedness could diminish our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.

Our total indebtedness is approximately $3.2 billion as of December 31, 2010. See Note 13 to the accompanying consolidated financial statements for further information.

Our level of indebtedness could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit facilities (the “Senior Credit Agreement”);

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities or pay dividends on our common stock;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

We may be able to incur additional indebtedness in the future, which could increase the risks described above.

Although covenants under the Senior Credit Agreement and the Indenture governing the $600 million in aggregate principal amount of 6 5/8% Senior Notes due 2018 (the “Notes”) limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we could incur in compliance with these restrictions could be significant. To the extent that we incur additional indebtedness, the risks associated with our leverage described above, including our possible inability to service our debt, including the Notes, would increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase. As of December 31, 2010, we had $1.6 billion, €296 million and CNY 1.5 billion of variable rate debt, of which $1.5 billion and €150 million is hedged with interest rate swaps, which leaves $73 million, €146 million and CNY 1.5 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” and Note 21 to the accompanying consolidated financial statements for further information.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Senior Credit Agreement restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Restrictive covenants in our debt agreements may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

The Senior Credit Agreement and the Indenture governing the Notes each contain various covenants that limit our ability to engage in specified types of transactions. The Indenture governing the Notes will limit Celanese US’s and certain of its subsidiaries’ ability to, among other things, incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make payments to Celanese US and its restricted subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Celanese US’s assets or the assets of its restricted subsidiaries.

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

A breach of any of these covenants could result in a default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, a default under the Senior Credit Agreement could permit lenders to accelerate the maturity of our indebtedness under the Senior Credit Agreement and to terminate any commitments to lend. If we were unable to repay such indebtedness, the lenders under the Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. Our subsidiaries have pledged a significant portion of our assets as collateral to secure our indebtedness under the Senior Credit Agreement. If the lenders under the Senior Credit Agreement accelerate the repayment of such indebtedness, we may not have sufficient assets to repay such amounts or our other indebtedness, including the Notes. In such event, we could be forced into bankruptcy or liquidation.

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

Description of Property

We own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal production and other facilities throughout the world as of December 31, 2010.

Site	Leased/Owned	Products/Functions
Corporate Offices
Budapest, Hungary	Leased	Administrative offices
Dallas, Texas, US	Leased	Corporate headquarters
Kelsterbach, Germany	Owned	Administrative offices
Shanghai, China	Leased	Administrative offices
Advanced Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	POM, GUR®, Compounding
Florence, Kentucky, US	Owned	Compounding
Fuji City, Japan	Owned by Polyplastics Co., Ltd.(6)	POM, PBT, LCP, Compounding

Frankfurt am Main, Germany(7)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	No operations in 2010; relocation site
Jubail, Saudi Arabia(9)	Owned by National Methanol Company(6)	MTBE, Methanol
Kaiserslautern, Germany(1)	Leased	LFT
Kelsterbach, Germany(7)	Owned	LFT, POM, Compounding
Kuantan, Malaysia	Owned by Polyplastics Co., Ltd.(6)	POM, Compounding
Nanjing, China(2)	Leased	LFT, GUR®, Compounding
Oberhausen, Germany(1)	Leased	GUR®
Shelby, North Carolina, US	Owned	LCP, Compounding

Suzano, Brazil(1)	Leased	Compounding
Ulsan, South Korea	Owned by Korea Engineering Plastics Co., Ltd.(6)	POM
Wilmington, North Carolina, US	Owned by Fortron Industries LLC(6)	PPS
Winona, Minnesota, US	Owned	LFT
Consumer Specialties
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	Sorbates, Sunett® sweetener
Kunming, China	Owned by Kunming Cellulose Fibers Co. Ltd.(5)	Acetate tow
Lanaken, Belgium	Owned	Acetate tow
Nantong, China	Owned by Nantong Cellulose Fibers Co. Ltd.(5)	Acetate tow, Acetate flake
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Ocotlán, Mexico	Owned	Acetate tow, Acetate flake

Site	Leased/Owned	Products/Functions
Spondon, Derby, United Kingdom	Owned	Acetate tow, Acetate flake, Acetate film
Zhuhai, China	Owned by Zhuhai Cellulose Fibers Co. Ltd.(5)	Acetate tow
Industrial Specialties
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Enoree, South Carolina, US	Owned	Conventional emulsions, VAE emulsions
Edmonton, Alberta, Canada	Owned	LDPE, EVA
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	Conventional emulsions, VAE emulsions
Geleen, Netherlands	Owned	VAE emulsions
Meredosia, Illinois, US	Owned	Conventional emulsions, VAE emulsions
Nanjing, China(2)	Leased	Conventional emulsions, VAE emulsions
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
Tarragona, Spain(4)	Owned by Complejo Industrial Taqsa AIE(5)	Conventional emulsions, VAE emulsions
Acetyl Intermediates
Bay City, Texas, US	Leased	VAM
Bishop, Texas, US	Owned	Formaldehyde
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate
Clear Lake, Texas, US	Owned	Acetic acid, VAM
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	Acetaldehyde, VAM, Butyl acetate
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Nanjing, China(2)	Leased	Acetic acid, Acetic anhydride, VAM
Pampa, Texas, US(8)	Owned	Site is no longer operating
Pardies, France	Owned	Site is no longer operating
Roussillon, France(1)	Leased	Acetic anhydride
Tarragona, Spain(4)	Owned by Complejo Industrial Taqsa AIE(5)	VAM

(1)	Celanese owns the assets on this site, but utilizes the land through the terms of a long-term land lease.

(2)	Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site, but utilizes the land through the terms of a long-term land lease.

(3)	Multiple Celanese business segments conduct operations at the Frankfurt am Main facility.

(4)	Multiple Celanese business segments conduct operations at the Tarragona site. Celanese owns the assets on this site but shares ownership in the land. Celanese’s ownership percentage in the land is 15%.

(5)	A Celanese cost method investment.

(6)	A Celanese equity method investment.

(7)	Celanese is relocating the Kelsterbach plant to the Frankfurt am Main facility. Celanese will own the assets, but utilize the land through the terms of a long-term land lease.

(8)	Site is no longer operational and is currently held for sale.

(9)	Site moved from Acetyl Intermediates segment to Advanced Engineered Materials segment to reflect the change in the affiliate’s business dynamics and growth opportunities as a result of the future construction of the POM facility.

Item 3.	Legal Proceedings

We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, contract antitrust, intellectual property, workers’ compensation, chemical exposure, prior acquisitions, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we are actively defending those matters where the Company is named as a defendant. Additionally, we believe, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation claims will not have a material adverse effect on our financial position, but may have a material adverse effect on our results of operations or cash flows in any given accounting period. See Note 23 to the accompanying consolidated financial statements for a discussion of commitments and contingencies related to legal and regulatory proceedings.

Item 4.	[Removed and Reserved]

Executive Officers of the Registrant

The names, ages and biographies of our executive officers as of February 11, 2011 are as follows:

Name	Age	Position

David N. Weidman	55	Chairman of the Board, President and Chief Executive Officer
Douglas M. Madden	58	Chief Operating Officer
Steven M. Sterin	39	Senior Vice President and Chief Financial Officer
James S. Alder	62	Senior Vice President, Operations and Technical
Gjon N. Nivica, Jr.	46	Senior Vice President, General Counsel and Corporate Secretary
Mark W. Oberle	45	Senior Vice President, Corporate Affairs
Jay C. Townsend	52	Senior Vice President, Business Strategy Development and Procurement
Jacquelyn H. Wolf	49	Senior Vice President, Human Resources
Christopher W. Jensen	44	Senior Vice President, Finance and Treasurer

David N. Weidman has been our Chief Executive Officer and a member of our board of directors since December 2004. He became Chairman of the board of directors in February 2007. Mr. Weidman joined Celanese AG (the Company’s predecessor) in September 2000 where he held a number of executive positions, most recently Vice Chairman and a member of its board of management. Before joining Celanese AG, Mr. Weidman held various leadership positions with AlliedSignal, most recently as the President of its performance polymers business. Mr. Weidman began his career in the chemical industry with American Cyanamid in 1980. He is a member of the board of the American Chemistry Council, the National Advisory Council of the Marriott School of Management and the Society of Chemical Industry. He is also a member of the Advancement Counsel for Engineering and Technology for the Ira A. Fulton College of Engineering and Technology and a member of the board and Chairman of the finance committee of The Conservation Fund.

Douglas M. Madden has served as our Chief Operating Officer since December 2009. Prior to that time, Mr. Madden served as Corporate Executive Vice President with responsibility for the Company’s Acetyl Intermediates and Industrial Specialties Segments since February 2009. He was the Executive Vice President and President, Acetate, EVA Performance Polymers and Emulsions & PVOH from 2006 through February 2009.

Mr. Madden previously served as President of Celanese Acetate from October 2003 to 2006. Prior to assuming leadership for Celanese Acetate, Mr. Madden served as Vice President and General Manager of the acrylates business and head of global supply chain for Celanese Chemicals from 2000 to October 2003. Prior to 2000, Mr. Madden held various vice president level positions in finance, global procurement and business support with the Hoechst Celanese Life Sciences Group, Celanese Fibers and Celanese Chemicals businesses. In 1990, he served as business director for Ticona’s GUR business and held prior responsibilities as director of quality management for Specialty Products. Mr. Madden started his career with American Hoechst Corporation in 1984 as manager of corporate distribution. His prior experience included operational and distribution management with Warner-Lambert and Johnson & Johnson. Mr. Madden received a Bachelor of Science degree in business administration from the University of Illinois.

Steven M. Sterin has served as our Senior Vice President and Chief Financial Officer since July 2007. Mr. Sterin previously served as our Vice President, Controller and Principal Accounting Officer from September 2005 to July 2007 and Director of Finance for Celanese Chemicals from 2003 to 2005 and Controller of Celanese Chemicals from 2004 to 2005. Prior to joining Celanese, Mr. Sterin worked for Reichhold, Inc., a subsidiary of Dainnippon Ink and Chemicals, Incorporated, beginning in 1997. There he held a variety of leadership positions in the finance organization before serving as Treasurer from 2000 to 2001 and later as Vice President of Finance, Coating Resins from 2001 to 2003. Mr. Sterin began his career at Price Waterhouse LLP, currently known as PricewaterhouseCoopers LLP. Mr. Sterin, a Certified Public Accountant, graduated from the University of Texas at Austin in May 1995, receiving both a Bachelor of Arts degree in business and a masters degree in professional accounting.

James S. Alder has served as our Senior Vice President, Operations and Technical since February 2008. In this capacity he oversees our global manufacturing, supply chain and environmental, health and safety operations, as well as the Company’s overall productivity efforts, including Six Sigma and operational excellence. Mr. Alder previously served as our Vice President, Operations and Technical from 2000 to February 2008. Prior to 2000, Mr. Alder held various roles within the Company’s manufacturing, research and development and business management operations. He joined Celanese in 1974 as a process engineer and received a Bachelor of Science degree in Chemical Engineering from MIT in 1972.

Gjon N. Nivica, Jr. has served as our Senior Vice President, General Counsel and Corporate Secretary since April 2009. Prior to that time, Mr. Nivica served as Vice President and General Counsel of the $5 billion Honeywell Transportation Systems business group from 2005 to 2009, during which time he also served as Deputy General Counsel and Assistant Secretary to Honeywell International Inc. Prior to that time, he was the Vice President and General Counsel to Honeywell Aerospace Electronic Systems from 2002 to 2005 and to Honeywell Engines Systems and Services from 1996 to 2002. Mr. Nivica began his career in 1989 as a corporate associate in the Los Angeles office of Gibson, Dunn & Crutcher, where he specialized in acquisitions, divestitures and general corporate and securities work, before becoming M&A Senior Counsel to AlliedSignal Aerospace Inc. from 1994 to 1996. Mr. Nivica received his J.D., magna cum laude, from Boston University Law School.

Mark W. Oberle has served as our Senior Vice President, Corporate Affairs since February 2010. From April 2005 to February 2010, Mr. Oberle served as our Vice President, Investor Relations. He assumed overall responsibility for global communications and public affairs in 2006. Prior to joining Celanese, Mr. Oberle was Director of Investor Relations for Navistar International Corporation, where he served in a variety of financial and commercial roles. Prior to that time, he was a management consultant with KPMG. Mr. Oberle earned a bachelor’s and master’s degrees in business administration from Bradley University.

Jay C. Townsend has served as our Senior Vice President, Business Strategy Development and Procurement since 2010. Mr. Townsend previously served as our Senior Vice President, Strategy and Business Development from 2007 to 2010, and as our Vice President of Business Strategy and Development from 2005 to 2006. Mr. Townsend joined Celanese in 1986 as a Business Analyst and has held several roles of increasing responsibility within the US and Europe. Mr. Townsend received his Bachelor of Science degree in international finance from Widener University in 1980.

Jacquelyn H. Wolf has served as our Senior Vice President, Human Resources since December 2009. Prior to that time, she was the Executive Vice President, Chief Human Resources Officer for Comerica, Incorporated from January 2006 to December 2009. Ms. Wolf also held the position as Global Human Resources Director for General Motor’s Finance, Asset Management, and Economic Development & Enterprise Services organizations from May 1, 2002. Prior to this position, she supported the Information Systems & Services upon joining General Motors in July 2000 to January 2006. Before joining General Motors, she served as Vice President of Human Resources for Honeywell’s (previously AlliedSignal) Aerospace Market Segments in Phoenix, AZ. Prior to this role, she was Vice President, Human Resources at the Honeywell AlliedSignal Truck Brakes Division in Cleveland. Prior to Honeywell (AlliedSignal), she spent 12 years in human resource management and labor relations positions at the General Electric Corporation. Ms. Wolf earned a Ph.D. and a master’s degree in organizational and human systems from Fielding Graduate University (Santa Barbara, California), a master’s degree in management from Baker University (Overland Park, Kansas) and a bachelor’s degree in Organizational Communications from Youngstown State University (Youngstown, Ohio).

Christopher W. Jensen has served as our Senior Vice President, Finance and Treasurer since August 2010. Prior to August 2010, Mr. Jensen served as our Vice President and Corporate Controller from March 2009 to July 2010. From May 2008 to February 2009, he served as Vice President of Finance and Treasurer. In his current capacity, Mr. Jensen has global responsibility for corporate finance, treasury operations, insurance risk management, pensions, business planning and analysis, corporate accounting, tax and general ledger accounting. Mr. Jensen was previously the Assistant Corporate Controller from March 2007 through April 2008, where he was responsible for SEC reporting, internal reporting, and technical accounting. In his initial role at Celanese from October 2005 through March 2007, he built and directed the company’s technical accounting function. From August 2004 to October 2005, Mr. Jensen worked in the inspections and registration division of the Public Company Accounting Oversight Board. He spent 13 years of his career at PricewaterhouseCoopers LLP in various positions in both the auditing and mergers & acquisitions groups. Mr. Jensen earned master’s and bachelor’s degrees in accounting from Brigham Young University and is a Certified Public Accountant.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Series A common stock has traded on the New York Stock Exchange under the symbol “CE” since January 21, 2005. The closing sale price of our Series A common stock, as reported by the New York Stock Exchange, on February 4, 2011 was $42.93. The following table sets forth the high and low intraday sales prices per share of our Series A common stock, as reported by the New York Stock Exchange, for the periods indicated.

	Price Range
	High	Low

2010
Quarter ended March 31, 2010	$34.77	$28.20
Quarter ended June 30, 2010	$35.83	$24.84
Quarter ended September 30, 2010	$33.00	$23.47
Quarter ended December 31, 2010	$41.74	$31.22

2009
Quarter ended March 31, 2009	$15.27	$7.44
Quarter ended June 30, 2009	$24.30	$12.67
Quarter ended September 30, 2009	$27.93	$19.72
Quarter ended December 31, 2009	$33.41	$23.65

Holders

No shares of Celanese’s Series B common stock and no shares of Celanese’s 4.25% convertible perpetual preferred stock (“Preferred Stock”) are issued and outstanding. As of February 4, 2011, there were 46 holders of record of our Series A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our shareholder base to be approximately 33,500.

On February 1, 2010, we delivered notice to the holders of our Preferred Stock that we were calling for the redemption of all of our 9,600,000 outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of our Series A common stock, par value $0.0001 per share, at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Series A common stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by us on February 22, 2010 for 7,437 shares of Series A common stock, in accordance with the terms of the Preferred Stock. In addition to the shares of Series A common stock issued in respect of the shares of Preferred Stock converted and redeemed, we paid cash in lieu of fractional shares. See Note 16 to the accompanying consolidated financial statements for further discussion of the Preferred Stock redemption.

Dividend Policy

Our Board of Directors has a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock as determined in its sole discretion. Pursuant to this policy, we paid quarterly dividends of $0.04 per share on February 1, 2010 and May 1, 2010 and similar quarterly dividends during each quarter of 2009. In April 2010, our Board of Directors approved a 25% increase in the quarterly dividend rate from $0.04 to $0.05 per share of Series A common stock, which equates to $0.20 per share annually. Pursuant to this policy change, we paid quarterly dividends of $0.05 per share on August 2, 2010 and November 1, 2010. The annual cash dividend declared and paid during the years ended December 31, 2010 and 2009 were $28 million and $23 million, respectively. Our Board of Directors may, at any time, modify or revoke our dividend policy on our Series A common stock.

We were required under the terms of our Preferred Stock to pay scheduled quarterly dividends, subject to legally available funds for so long as the Preferred Stock remains outstanding. Pursuant to this policy, we paid quarterly dividends of $0.265625 per share on our Preferred Stock on February 1, 2010 and similar quarterly dividends during each quarter of 2009. No dividends were declared or paid subsequent to February 1, 2010 as a result of the Preferred Stock redemption as described above. The annual cash dividend declared and paid during the years ended December 31, 2010 and 2009 were $3 million and $10 million, respectively.

On January 6, 2011, we declared a cash dividend of $0.05 per share on our Series A common stock amounting to $8 million. The cash dividend is for the period from November 2, 2010 to January 31, 2011 and was paid on February 1, 2011 to holders of record as of January 18, 2011.

Based on the increase in the quarterly dividend rate from $0.04 to $0.05 per share of Series A common stock beginning August 2010, number of outstanding shares as of December 31, 2010 and considering the redemption of our Preferred Stock, cash dividends to be paid in 2011 are expected to be comparable to those paid in 2010.

The amount available to us to pay cash dividends is restricted by our Senior Credit Agreement and the terms of our Notes. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

Celanese Purchases of its Equity Securities

The table below sets forth information regarding repurchases of our Series A common stock during the three months ended December 31, 2010:

					Approximate Dollar
				Total Number of	Value of Shares
	Total Number		Average	Shares Purchased as	Remaining that may be
	of Shares		Price Paid	Part of Publicly	Purchased Under
Period	Purchased		per Share	Announced Program	the Program
October 1-31, 2010	41,129	(1)	$32.35	-	$81,300,000
November 1-30, 2010	194,100		$36.05	194,100	$74,300,000
December 1-31, 2010	335	(1)	$39.09	-	$74,300,000

Total	235,564		$35.41	194,100	74,300,000

(1)	Relates to shares the Company has elected to withhold from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

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

Comparison of Cumulative Total Return

Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is provided as of December 31, 2010 with respect to equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders
Stock options	302,125	$27.36	2,322,450
Restricted stock units	2,228,329	-	2,322,450
Equity compensation plans not approved by security holders(1)
Stock options	4,970,842	$20.44	-
Restricted stock units	952,305	-	-

Total	8,453,601		2,322,450

(1)	The shares to be issued under plans not approved by shareholders relate to the Celanese Corporation 2004 Stock Incentive Plan, which is our former broad-based stock incentive plan for executive officers, key employees and directors. The 2004 Stock Incentive Plan allowed for the issuance or delivery of shares of our common stock through the award of stock options, restricted stock units and other stock-based awards as approved by the compensation committee of the board of directors. The 2004 Stock Incentive Plan was effectively replaced by the Celanese Corporation 2009 Global Incentive Plan. No further awards were made pursuant to the 2004 Stock Incentive Plan upon shareholder approval of the 2009 Global Incentive Plan in April 2009. Both the 2004 Stock Incentive Plan and the 2009 Global Incentive Plan are described in more detail in Note 19 of the accompanying notes to the consolidated financial statements.

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

The balance sheet data as of December 31, 2010 and 2009, and the statements of operations data for the years ended December 31, 2010, 2009 and 2008, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2008, 2007 and 2006 and the statements of operations data for the years ended December 31, 2007 and 2006 shown below were derived from previously issued financial statements, adjusted for applicable discontinued operations and the Ibn Sina accounting change described below.

Ibn Sina

We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Company (“CTE”), a venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into the Ibn Sina joint venture agreement in 1981. In April 2010, we announced that Ibn Sina will construct a 50,000 ton POM production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC’s economic interest will remain unchanged.

In connection with this transaction, we reassessed the factors surrounding the accounting method for this investment and changed from the cost method of accounting for investments to the equity method of accounting for investments beginning April 1, 2010. Financial information relating to this investment for periods prior to 2010 has been retrospectively adjusted to apply the equity method of accounting.

In addition, effective April 1, 2010, we moved our investment in the Ibn Sina affiliate from our Acetyl Intermediates segment to our Advanced Engineered Materials segment to reflect the change in the affiliate’s business dynamics and growth opportunities as a result of the future construction of the POM facility.

	Year Ended December 31,
	2010	2009	2008	2007	2006
		As Adjusted
	(In $ millions, except per share data)

Statement of Operations Data
Net sales	5,918	5,082	6,823	6,444	5,778
Other (charges) gains, net	(46)	(136)	(108)	(58)	(10)
Operating profit	503	290	440	748	620
Earnings (loss) from continuing operations before tax	538	251	433	437	549
Earnings (loss) from continuing operations	426	494	370	327	342
Earnings (loss) from discontinued operations	(49)	4	(90)	90	87
Net earnings (loss) attributable to Celanese Corporation	377	498	281	416	429
Earnings (loss) per common share
Continuing operations — basic	2.73	3.37	2.44	2.05	2.09
Continuing operations — diluted	2.69	3.14	2.27	1.90	1.99
Balance Sheet Data (at the end of period)
Trade working capital(1)	764	594	685	827	824
Total assets	8,281	8,412	7,158	8,051	7,898
Total debt	3,218	3,501	3,533	3,556	3,498
Total Celanese Corporation shareholders’ equity (deficit)	926	586	174	1,055	790
Other Financial Data
Depreciation and amortization	287	308	350	291	269
Capital expenditures(2)	222	167	267	306	244
Dividends paid per common share(3)	0.18	0.16	0.16	0.16	0.16

(1)	Trade working capital is defined as trade accounts receivable from third parties and affiliates net of allowance for doubtful accounts, plus inventories, less trade accounts payable to third parties and affiliates. Trade working capital is calculated in the table below:

	As of December 31,
	2010	2009	2008	2007	2006
	(In $ millions)

Trade receivables, net	827	721	631	1,009	1,001
Inventories	610	522	577	636	653
Trade payables	(673)	(649)	(523)	(818)	(830)

Trade working capital	764	594	685	827	824

(2)	Amounts include accrued capital expenditures. Amounts do not include capital expenditures related to capital lease obligations or capital expenditures related to the relocation of our Ticona plant in Kelsterbach. See Note 24 and Note 28 to the accompanying consolidated financial statements.

(3)	Annual dividends for the year ended December 31, 2010 consists of two quarterly dividend payments of $0.04 and two quarterly dividend payments of $0.05 per share. In April 2010 the Board of Directors approved a 25% increase in our quarterly dividend rate from $0.04 to $0.05 per share of Series A common stock applicable to dividends payable beginning in August 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K (“Annual Report”), the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the “Company,” “we,” “our” and “us” refer to Celanese and its subsidiaries on a consolidated basis. The term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.

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

See Item 1A. Risk Factors for a description of certain risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, textiles, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, wood pulp and fuel oil and the prices for electricity and other energy sources;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce or maintain at their current levels production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of intellectual property and other legal protection afforded to our products;

•	costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions and increased costs under existing or future environmental regulations, including those related to climate change;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates; and

•	our level of indebtedness, which could diminish our ability to raise additional capital to fund operations or limit our ability to react to changes in the economy or the chemicals industry;

•	various other factors, both referenced and not referenced in this document.

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

Overview

During 2010, we made significant progress in executing our strategic objectives. As detailed below, we optimized our portfolio, realigned our manufacturing footprint, continued our expansion efforts in Asia, improved our financing arrangements, made technological advancements, and took other strategic actions to deliver value for our shareholders.

2010 Highlights:

•	We announced our newly developed advanced technology to produce ethanol. This innovative, new process combines our proprietary and leading acetyl platform with highly advanced manufacturing technology to produce ethanol from hydrocarbon-sourced feedstocks.

•	We launched VitalDosetm, an ethylene vinyl acetate (“EVA”) polymer-based excipient that facilitates drug makers’ efforts to develop and commercialize controlled-release pharmaceutical solutions.

•	We announced that Fortron Industries, LLC, one of our strategic affiliates, will increase its production at its Wilmington, North Carolina plant to meet an increased global demand for Fortron® polyphenylene sulfide (“PPS”), a high-performance polymer used in demanding industrial applications. The Fortron Industries plant is the world’s largest linear PPS operation with a 15,000 metric ton annual capacity.

•	We announced a plan to close our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom in the latter part of 2011. We expect the project to cost between $80 million and $120 million, with annual cash savings of $40 million to $60 million.

•	We completed an amendment and extension to our senior secured credit facility and completed an offering of $600 million of senior unsecured notes. We used the proceeds from the sale of the notes and $200 million of cash on hand to repay $800 million of borrowings under our term loan facility. These actions resulted in a reduction of our previous $2.7 billion term loan facility maturing in 2014 to $2.5 billion of secured and unsecured debt with staggered maturities in 2014, 2016 and 2018.

•	We acquired two product lines, Zenite® liquid crystal polymer (“LCP”) and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”), from DuPont Performance Polymers (“DuPont”).

•	We announced five-year Environmental Health and Safety sustainability goals for occupational safety performance, energy intensity, greenhouse gases and waste management intended to be achieved by the year 2015.

•	We received American Chemistry Council’s (“ACC”) 2010 Responsible Care Initiative of the Year Award. This award recognizes companies that demonstrate leadership in the areas of employee health and safety, security or environmental protection in the chemistry industry.

•	We announced the construction of a 50,000 ton polyacetal (“POM”) production facility by our National Methanol Company affiliate (“Ibn Sina”) in Saudi Arabia and extended the term of the joint venture, which will now run until 2032. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to a total of 32.5%.

•	We received formal approval of our previously announced plans to expand flake and tow capacities, each by 30,000 tons, at our affiliate facility in Nantong, China, with our affiliate partner, China National Tobacco Corporation.

•	We announced a 25% increase in our quarterly Series A common stock cash dividend beginning August 2010. Accordingly, the annual dividend rate increased from $0.16 to $0.20 per share of Series A common stock and the quarterly rate increased from $0.04 to $0.05 per share of Series A common stock.

•	We redeemed all of our Convertible Perpetual Preferred Stock for Series A common stock on February 22, 2010.

2011 Outlook

Based on the strength of our 2010 performance, our confidence in our earnings growth programs and our expectations for a continued, modest global economic recovery, we expect 2011 results to improve as compared to 2010. We expect our unique portfolio of technology and specialty materials businesses, coupled with our ongoing growth, innovation and productivity initiatives, will enable us to deliver earnings improvement. We anticipate healthy demand across all of our business segments and expect to see earnings growth in every segment in 2011.

In January 2011, we signed letters of intent for projects to construct and operate industrial ethanol production facilities in Nanjing, China, at the Nanjing Chemical Industrial Park, and in Zhuhai, China, at the Gaolan Port Economic Zone. We also signed a memorandum of understanding with Wison (China) Holding Co., Ltd., a Chinese synthesis gas supplier, for production of certain feedstocks used in our advanced ethanol production process.

Results of Operations

Ibn Sina

We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Company (“CTE”), a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into the Ibn Sina joint venture agreement in 1981. In April 2010, we announced that Ibn Sina will construct a 50,000 ton POM production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC’s economic interest will remain unchanged.

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

In addition, effective April 1, 2010, we moved our investment in the Ibn Sina affiliate from our Acetyl Intermediates segment to our Advanced Engineered Materials segment to reflect the change in the affiliate’s business dynamics and growth opportunities. Business segment information for prior periods included below has been retrospectively adjusted to reflect the change and to conform to the current year presentation.

Financial Highlights

	Year Ended December 31,
	2010	2009	2008
		As Adjusted
	(In $ millions, except percentages)

Statement of Operations Data
Net sales	5,918	5,082	6,823
Gross profit	1,180	1,003	1,256
Selling, general and administrative expenses	(505)	(474)	(545)
Other (charges) gains, net	(46)	(136)	(108)
Operating profit	503	290	440
Equity in net earnings of affiliates	168	99	172
Interest expense	(204)	(207)	(261)
Refinancing expense	(16)	-	-
Dividend income — cost investments	73	57	48
Earnings (loss) from continuing operations before tax	538	251	433
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	426	494	371
Earnings (loss) from discontinued operations	(49)	4	(90)

Net earnings (loss)	377	498	281

Other Data
Depreciation and amortization	287	308	350
Earnings from continuing operations before tax as a percentage of net sales	9.1%	4.9%	6.3%

	As of December 31,
	2010	2009
	(In $ millions)

Balance Sheet Data
Cash and cash equivalents	740	1,254
Short-term borrowings and current installments of long-term debt — third party and affiliates	228	242
Long-term debt	2,990	3,259

Total debt	3,218	3,501

Consolidated Results — Year Ended December 31, 2010 compared with Year Ended December 31, 2009

During 2010 the global economy gradually began to recover from the challenging economic environment we experienced during the second half of 2008 and throughout 2009. Net sales increased in 2010 from 2009 primarily due to increased volumes as a result of the gradual recovery and increased selling prices across the majority of our business segments. The increase in net sales resulting from our acquisition of FACT GmbH (Future Advanced Composites Technology) (“FACT”) in December 2009 only slightly offset the decrease in net sales due to the sale of our polyvinyl alcohol (“PVOH”) business in July 2009 within our Industrial Specialties segment. Unfavorable foreign currency impacts only slightly offset the increase in net sales.

Gross profit increased due to higher net sales. Gross profit as a percentage of sales remained consistent with prior year as increased pricing offset increased raw material and energy costs.

During the year ended December 31, 2010, we wrote-off other productive assets of $18 million related to our Singapore and Nanjing, China facilities. In March 2010, we recorded $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009. The accelerated amortization was recorded as $20 million to our Acetyl Intermediates segment and $2 million to our Advanced Engineered Materials segment. Both the write-off of other productive assets and accelerated amortization were recorded to Cost of sales in the accompanying consolidated statements of operations during the year ended December 31, 2010.

Selling, general and administrative expenses increased during 2010 primarily due to the increase in net sales and higher legal costs and costs associated with business optimization initiatives. As a percentage of sales, selling, general and administrative expenses declined slightly as compared to 2009 due to our continued fixed spending reduction efforts, restructuring efficiencies and a positive impact from foreign currency.

Other (charges) gains, net decreased $90 million during 2010 as compared to 2009:

	Year Ended December 31,
	2010	2009
	(In $ millions)

Employee termination benefits	(32)	(105)
Plant/office closures	(4)	(17)
Asset impairments	(74)	(14)
Ticona Kelsterbach plant relocation	(26)	(16)
Insurance recoveries, net	18	6
Resolution of commercial disputes	13	-
Plumbing actions	59	10

Total Other (charges) gains, net	(46)	(136)

In March 2010, we concluded that certain long-lived assets were partially impaired at our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. Accordingly, we wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million during the year ended December 31, 2010. As a result of the announced closure of our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom, we recorded $15 million of employee termination benefits during the year ended December 31, 2010.

As a result of our Pardies, France “Project of Closure”, we recorded exit costs of $12 million during the year ended December 31, 2010, which consisted of $6 million in employee termination benefits, $1 million of long-lived asset impairment losses, $2 million of contract termination costs and other plant closure costs and $3 million of reindustrialization costs.

Due to certain events in October 2008 and subsequent periodic cessations of production of our specialty polymers products produced at our EVA Performance Polymers facility in Edmonton, Alberta, Canada, we declared two events of force majeure. During 2009, we replaced long-lived assets damaged in October 2008. As a result of these events and subsequent periodic cessations of production, we recorded $18 million of net insurance recoveries consisting of $8 million related to property damage and $10 million related to business interruption.

As a result of several business optimization projects undertaken by us beginning in 2009 and continuing throughout 2010, we recorded $11 million in employee termination costs during the year ended December 31, 2010.

During the year ended December 31, 2010 we recorded $14 million of recoveries and $45 million of reductions in legal reserves related to lawsuits alleging that certain plastics utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. See Note 23 to the accompanying consolidated financial statements for further information regarding the plumbing actions.

In November 2006, we finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona operations resolving several years of legal disputes related to the planned Fraport expansion. During 2010, we recorded $26 million of expenses related to the Ticona Kelsterbach relocation. See Note 28 to the accompanying consolidated financial statements for further information regarding the Ticona Kelsterbach plant relocation.

Other charges for the year ended December 31, 2010 also included gains of $13 million, net, related to settlements in resolution of a commercial disputes.

Equity in net earnings of affiliates and dividend income from cost investments increased during 2010 as compared to the same period in 2009. Our strategic affiliates have experienced similar volume increases due to increased demand during the year ended December 31, 2010. As a result, our proportional share of net earnings from equity affiliates increased $69 million and our dividend income from cost investments increased $16 million for the year ended December 31, 2010 as compared to the same period in 2009.

Our effective tax rate for continuing operations for the year ended December 31, 2010 was 21% compared to (97)% for the year ended December 31, 2009. Our effective tax rate for 2009 was favorably impacted by the release of the US valuation allowance on net deferred tax assets, partially offset by increases in valuation allowances on certain foreign net deferred tax assets and the effect of new tax legislation in Mexico. The effective rate for the year ended December 31, 2010 was favorably impacted by amendments to tax legislation in Mexico.

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

Selling, general and administrative expenses decreased during 2009 primarily due to business optimization and finance improvement initiatives.

Other (charges) gains, net increased $28 million during 2009 as compared to 2008:

	Year Ended December 31,
	2009	2008
	(In $ millions)

Employee termination benefits	(105)	(21)
Plant/office closures	(17)	(7)
Asset impairments	(14)	(115)
Ticona Kelsterbach plant relocation	(16)	(12)
Insurance recoveries, net	6	38
Plumbing actions	10	-
Sorbates antitrust actions	-	8
Other	-	1

Total Other (charges) gains, net	(136)	(108)

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

As a result of the “Project of Closure” at our Pardies, France facility, other charges included exit costs of $89 million during the year ended December 31, 2009, which consisted of $60 million in employee termination benefits, $17 million of contract termination costs and $12 million of long-lived asset impairment losses.

Due to continued declines in demand in automotive and electronic sectors, we announced plans to reduce capacity by ceasing polyester polymer production at our Ticona manufacturing plant in Shelby, North Carolina. Other charges for the year ended December 31, 2009 included employee termination benefits of $2 million and long-lived asset impairment losses of $1 million related to this event.

Other charges for the year ended December 31, 2009 was partially offset by $6 million of net insurance recoveries in satisfaction of claims we made related to the unplanned outage of our Clear Lake, Texas acetic acid facility during 2007, a $9 million decrease in legal reserves for plumbing claims due to the Company’s ongoing assessment of the likely outcome of the plumbing actions and the expiration of the statute of limitation.

In November 2006, we finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona operations resolving several years of legal disputes related to the planned Fraport expansion. During 2009, we recorded $16 million of expenses related to the Ticona Kelsterbach relocation.

Operating profit decreased due to lower gross profit and higher other charges partially offset by lower selling, general and administrative costs.

Equity in net earnings of affiliates decreased during 2009, primarily due to reduced earnings from our Advanced Engineered Materials’ affiliates resulting from decreased demand.

Our effective tax rate for continuing operations for the year ended December 31, 2009 was (97)% compared to 15% for the year ended December 31, 2008. Our effective tax rate for 2009 was favorably impacted by the release of the US valuation allowance, partially offset by lower earnings in jurisdictions participating in tax holidays, increases in valuation allowances on certain foreign net deferred tax assets and the effect of new tax legislation in Mexico.

Selected Data by Business Segment — 2010 Compared with 2009 and 2009 Compared with 2008

	Year Ended			Year Ended
	December 31,		Change	December 31,		Change
	2010	2009	in $	2009	2008	in $
		As Adjusted		As Adjusted
	(In $ millions)

Net sales
Advanced Engineered Materials	1,109	808	301	808	1,061	(253)
Consumer Specialties	1,098	1,084	14	1,084	1,155	(71)
Industrial Specialties	1,036	974	62	974	1,406	(432)
Acetyl Intermediates	3,082	2,603	479	2,603	3,875	(1,272)
Other Activities	2	2	-	2	2	-
Inter-segment Eliminations	(409)	(389)	(20)	(389)	(676)	287

Total	5,918	5,082	836	5,082	6,823	(1,741)

Other (charges) gains, net
Advanced Engineered Materials	31	(18)	49	(18)	(29)	11
Consumer Specialties	(76)	(9)	(67)	(9)	(2)	(7)
Industrial Specialties	25	4	21	4	(3)	7
Acetyl Intermediates	(12)	(91)	79	(91)	(78)	(13)
Other Activities	(14)	(22)	8	(22)	4	(26)

Total	(46)	(136)	90	(136)	(108)	(28)

Operating profit (loss)
Advanced Engineered Materials	186	38	148	38	37	1
Consumer Specialties	164	231	(67)	231	190	41
Industrial Specialties	89	89	-	89	47	42
Acetyl Intermediates	243	92	151	92	304	(212)
Other Activities	(179)	(160)	(19)	(160)	(138)	(22)

Total	503	290	213	290	440	(150)

Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	329	114	215	114	190	(76)
Consumer Specialties	237	288	(51)	288	237	51
Industrial Specialties	89	89	-	89	47	42
Acetyl Intermediates	252	102	150	102	312	(210)
Other Activities	(369)	(342)	(27)	(342)	(353)	11

Total	538	251	287	251	433	(182)

Depreciation and amortization
Advanced Engineered Materials	76	73	3	73	76	(3)
Consumer Specialties	42	50	(8)	50	53	(3)
Industrial Specialties	41	51	(10)	51	62	(11)
Acetyl Intermediates	117	123	(6)	123	150	(27)
Other Activities	11	11	-	11	9	2

Total	287	308	(21)	308	350	(42)

Operating margin (1)
Advanced Engineered Materials	16.8%	4.7%	12.1%	4.7%	3.5%	1.2%
Consumer Specialties	14.9%	21.3%	(6.4)%	21.3%	16.5%	4.8%
Industrial Specialties	8.6%	9.1%	(0.5)%	9.1%	3.3%	5.8%
Acetyl Intermediates	7.9%	3.5%	4.4%	3.5%	7.8%	(4.3)%
Total	8.5%	5.7%	2.8%	5.7%	6.4%	(0.7)%

(1) Defined as operating profit (loss) divided by net sales.

Factors Affecting Business Segment Net Sales

The table below sets forth the percentage increase (decrease) in net sales for the years ended December 31 attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other		Total
	(In percentages)

2010 Compared to 2009
Advanced Engineered Materials	35	1	(3)	4	(2)	37
Consumer Specialties	2	-	(1)	-		1
Industrial Specialties	11	6	(3)	(8	)(3)	6
Acetyl Intermediates	10	10	(2)	-		18
Total Company	13	7	(2)	(2	)(1)	16
2009 Compared to 2008
Advanced Engineered Materials	(21)	(1)	(2)	-		(24)
Consumer Specialties	(12)	7	(1)	-		(6)
Industrial Specialties	(10)	(10)	(2)	(9	)(3)	(31)
Acetyl Intermediates	(6)	(26)	(1)	-		(33)
Total Company	(10)	(16)	(2)	2	(1)	(26)

(1)	Includes the effects of the captive insurance companies and the impact of fluctuations in intersegment eliminations.

(2)	2010 includes the effects of the FACT and DuPont acquisitions.

(3)	2010 does not include the effects of the PVOH business, which was sold on July 1, 2009.

Business Segment — Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Advanced Engineered Materials

	Year Ended December 31,		Change
	2010	2009	in $
		As Adjusted
	(In $ millions, except percentages)

Net sales	1,109	808	301
Net sales variance
Volume	35%
Price	1%
Currency	(3)%
Other	4%
Operating profit	186	38	148
Operating margin	16.8%	4.7%
Other (charges) gains, net	31	(18)	49
Equity in net earnings (loss) of affiliates	144	78	66
Earnings (loss) from continuing operations before tax	329	114	215
Depreciation and amortization	76	73	3

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered

Materials segment is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are POM, PPS, long-fiber reinforced thermoplastics (“LFT”), polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), ultra-high molecular weight polyethylene (“GUR®”) and LCP. POM, PPS, LFT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.

Advanced Engineered Materials’ net sales increased $301 million for the year ended December 31, 2010 compared to the same period in 2009. The increase in net sales is primarily related to significant increases in volume which are due to the gradual recovery in the global economy, continued success in the innovation and commercialization of new products and applications and the acquisition of FACT in December 2009. Net sales was also positively impacted by increases in average pricing as a result of implemented price increases in addition to integrating the DuPont product lines LCP and PCT that were acquired in May 2010 into our sales process during the fourth quarter. These increases were only partially offset by unfavorable foreign currency impacts.

Operating profit increased $148 million for the year ended December 31, 2010 as compared to the same period in 2009. The positive impact from higher sales volumes, increased pricing for our high performance polymers and higher production volumes, including a planned inventory build for the relocation of our facility in Kelsterbach, Germany, more than offset higher raw material and energy costs. Other charges positively impacted operating profit for the year ended December 31, 2010 driven by a $45 million decrease in legal reserves and $14 million of recoveries associated with plumbing actions partially offset by expenses related to our European expansion and Kelsterbach relocation. Depreciation and amortization includes $2 million of accelerated amortization for the year ended December 31, 2010 to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Earnings from continuing operations before tax increased for the year ended December 31, 2010 as compared to the same period in 2009 due to increased operating profit and increased equity in net earnings of affiliates. Our equity affiliates, including Ibn Sina, have experienced similar volume increases due to increased demand during the year ended December 31, 2010. As a result, our proportional share of net earnings of these affiliates increased $66 million for the year ended December 31, 2010 compared to the same period in 2009.

The economic outlook within the automotive and electronic industries continues to look favorable entering into 2011 with seasonally strong demand. We are anticipating a continued strong value-in-use pricing environment supported by higher raw material costs. As we progress with the relocation of our Kelsterbach, Germany operations and expansion of capacity in Europe, we will continue to build inventory to support our customers in their product qualification process.

Consumer Specialties

	Year Ended December 31,		Change
	2010	2009	in $
	(In $ millions, except percentages)

Net sales	1,098	1,084	14
Net sales variance
Volume	2%
Price	-%
Currency	(1)%
Other	-%
Operating profit	164	231	(67)
Operating margin	14.9%	21.3%
Other (charges) gains, net	(76)	(9)	(67)
Equity in net earnings (loss) of affiliates	2	1	1
Dividend income — cost investments	71	56	15
Earnings (loss) from continuing operations before tax	237	288	(51)
Depreciation and amortization	42	50	(8)

Our Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses. Our Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. We also produce acetate flake, which is processed into acetate tow and acetate film. Our Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates and sorbic acid, for the food, beverage and pharmaceuticals industries.

Net sales for Consumer Specialties increased $14 million for the year ended December 31, 2010 as compared to the same period in 2009. The increase in volume and price in our Acetate Products business more than offset the decline in volume and price in our Nutrinova business as lower demand in Sunett® negatively impacted net sales.

During the first half of 2010, we experienced a decline in net sales related to an electrical disruption and subsequent production outage at our Acetate Products manufacturing facility in Narrows, Virginia. The facility resumed normal operations during the second quarter of 2010 and we recovered the impacted volume during the second half of 2010 as we experienced increased volumes in our Acetate Products business due to higher demand in acetate tow and improved business in acetate film.

Operating profit decreased for the year ended December 31, 2010 as compared to the same period in 2009. An increase in other charges for the year ended December 31, 2010 had the most significant impact on operating profit as it was unfavorably impacted by long-lived asset impairment losses of $72 million associated with management’s assessment of the closure of our acetate flake and tow production operations in Spondon, Derby, United Kingdom during the three months ended March 31, 2010.

During the year ended December 31, 2010, earnings from continuing operations before tax decreased due to lower operating profit, which was partially offset by higher dividends from our China ventures of $15 million compared to 2009.

We expect demand to be relatively flat during the first quarter of 2011; however, slightly lower sales are expected due to seasonal trends. Margin expansion driven by sustainable productivity initiatives is expected to continue in 2011. In addition, we expect spending to be higher during the first quarter of 2011 as compared to the same period in 2010 due to plant turnaround costs.

Industrial Specialties

	Year Ended December 31,		Change
	2010	2009	in $
	(In $ millions, except percentages)

Net sales	1,036	974	62
Net sales variance
Volume	11%
Price	6%
Currency	(3)%
Other	(8)%
Operating profit	89	89	-
Operating margin	8.6%	9.1%
Other (charges) gains, net	25	4	21
Earnings (loss) from continuing operations before tax	89	89	-
Depreciation and amortization	41	51	(10)

Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. Our Emulsions business is a global leader that produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low volatile organic compounds, an environmentally-friendly technology. Our emulsions products are used in a wide array of applications including paints and coatings, adhesives, construction, glass fiber, textiles and paper. EVA Performance Polymers business offers a complete line of low-density polyethylene and specialty EVA resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical devices and tubing, automotive carpeting and solar cell encapsulation films.

In July 2009, we completed the sale of our PVOH business to Sekisui Chemical Co., Ltd. (“Sekisui”) for a net cash purchase price of $168 million, excluding the value of accounts receivable and payable we retained. The transaction resulted in a gain on disposition of $34 million and includes long-term supply agreements between Sekisui and Celanese.

Net sales increased for the year ended December 31, 2010 compared to the same period in 2009. Increased net sales were a result of higher growth and innovation volumes from our Emulsions business and higher volumes from our EVA Performance Polymers business partially offset by impacts resulting from the sale of our PVOH business in July 2009. The increase in our EVA Performance Polymers business’ volumes was partly as a result of our Edmonton, Alberta, Canada plant being fully operational during 2010. Volumes were lower during 2009 due to technical issues at our Edmonton, Alberta, Canada plant. Such technical production issues were resolved and normal operations resumed prior to the end of the third quarter of 2009. Higher prices in our EVA Performance Polymers business due to price increases and favorable product mix were partially offset by lower prices in our Emulsions business due to unfavorable foreign exchange rates.

Due to certain events in October 2008 and subsequent periodic cessations of production of our specialty polymers products produced at our EVA Performance Polymers facility in Edmonton, Alberta, Canada, we declared two events of force majeure. During 2009, we replaced long-lived assets damaged in October 2008. As a result of these events and subsequent periodic cessation of production, we recorded $25 million and $10 million of insurance recoveries to other charges during the years ended December 31, 2010 and 2009, respectively. These amounts were partially offset by $7 million and $10 million, respectively, recorded as a charge by our captive insurance companies included in the Other Activities segment. The net insurance recoveries recorded during the year ended December 31, 2010 of $18 million consisted of $8 million related to property damage and $10 million related to business interruption.

Operating profit remained unchanged for the year ended December 31, 2010 compared to the same period in 2009. Increases in operating profit in 2010 are primarily due to the resumption of normal operations at our EVA

Performance Polymers facility, net insurance proceeds received in 2010 and increases in sales volumes and prices. These increases were offset by the 2009 gain on disposition of assets related to the divestiture of our PVOH business and higher raw material costs in both our EVA Performance Polymers and Emulsions businesses.

In 2011 we expect to see positive industry conditions with volume demands continuing to increase from those levels experienced in 2010. We also anticipate margin expansion due to a robust pricing environment and higher margins on new products.

Acetyl Intermediates

	Year Ended December 31,		Change
	2010	2009	in $
		As Adjusted
	(In $ millions, except percentages)

Net sales	3,082	2,603	479
Net sales variance
Volume	10%
Price	10%
Currency	(2)%
Other	-%
Operating profit	243	92	151
Operating margin	7.9%	3.5%
Other (charges) gains, net	(12)	(91)	79
Equity in net earnings (loss) of affiliates	5	5	-
Earnings (loss) from continuing operations before tax	252	102	150
Depreciation and amortization	117	123	(6)

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings, textiles, medicines and more. Other chemicals produced in this business segment are organic solvents and intermediates for pharmaceutical, agricultural and chemical products. To meet the growing demand for acetic acid in China and to support ongoing site optimization efforts, we successfully expanded our acetic acid unit in Nanjing, China from 600,000 tons per reactor annually to 1.2 million tons per reactor annually during the fourth quarter of 2009. Using new AOPlus®2 capability, the acetic acid unit could be further expanded to 1.5 million tons per reactor annually with only modest additional capital.

Acetyl Intermediates’ net sales increased $479 million during the year ended December 31, 2010 as compared to the same period in 2009 due to improvement in the global economy resulting in increased overall demand across all regions for the major acetyl derivative product lines. Increases in volume were also a direct result of our successful acetic acid expansion at our Nanjing, China plant. We also experienced favorable pricing which was driven by rising raw material costs and price increases in acetic acid and VAM across all regions. The increase in net sales was only slightly offset by unfavorable foreign currency impacts.

Operating profit increased during the year ended December 31, 2010 compared to the same period in 2009. The increase in operating profit is primarily due to higher volumes and prices and reduction in plant costs resulting from the closure of our less advantaged acetic acid and VAM production operations in Pardies, France. A decrease in other charges, due primarily to the reduction of plant closure costs related to the 2009 closure of our Pardies, France facility, also had a favorable impact on operating profit. These increases to operating profit were only slightly offset by higher variable costs and unfavorable foreign currency impacts. Higher variable costs were a direct result of price increases in all major raw materials. Depreciation and amortization includes $20 million of accelerated amortization for the year ended December 31, 2010 to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Earnings from continuing operations before tax increased during the year ended December 31, 2010 compared to the same period in 2009 due to increased operating profit.

Entering into 2011, we expect to see a relatively flat first quarter. Decreasing volumes in Asia as a result of the Chinese new year are expected to offset seasonal increases in demand in the US and Europe. Overall growth in Asia for 2011 is anticipated. In addition, our advanced acetyl technology is expected to sustain acetic acid margins and process innovation and productivity are expected to positively impact 2011.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.

The operating loss for Other Activities increased $19 million for the year ended December 31, 2010 compared to the same period in 2009. The increase was primarily due to a $38 million increase in selling, general and administrative costs, which was only partially offset by a $14 million gain on the sale of an office building. Higher selling, general and administrative expenses were primarily due to higher legal costs and costs associated with business optimization initiatives.

The loss from continuing operations before tax increased $27 million for the year ended December 31, 2010 compared to the same period in 2009. The increase is primarily related to $16 million of fees associated with our debt refinancing that occurred during the three months ended September 30, 2010.

Business Segment — Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Advanced Engineered Materials

	Year Ended December 31,		Change
	2009	2008	in $
	As Adjusted
	(In $ millions, except percentages)

Net sales	808	1,061	(253)
Net sales variance
Volume	(21)%
Price	(1)%
Currency	(2)%
Other	-%
Operating profit	38	37	1
Operating margin	4.7%	3.5%
Other (charges) gains, net	(18)	(29)	11
Equity in net earnings (loss) of affiliates	78	155	(77)
Earnings (loss) from continuing operations before tax	114	190	(76)
Depreciation and amortization	73	76	(3)

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

Operating profit increased in 2009 as compared to 2008. Lower raw material and energy costs and decreased overall spending more than offset the decline in net sales. Decreased overall spending was the result of our fixed spending reduction efforts. Non-capital spending incurred on the relocation of our Ticona Kelsterbach plant was flat compared to 2008. See Note 28 to the accompanying consolidated financial statements for further information regarding the Ticona Kelsterbach plant relocation.

Earnings from continuing operations before tax was down due to a drop in equity in net earnings of affiliates as compared to 2008. Equity in net earnings of affiliates was lower in 2009 primarily due to reduced earnings from our Advanced Engineered Materials’ affiliates resulting from decreased demand and a biennial shutdown at one of our affiliate’s plants.

Consumer Specialties

	Year Ended December 31,		Change
	2009	2008	in $
	(In $ millions, except percentages)

Net sales	1,084	1,155	(71)
Net sales variance
Volume	(12)%
Price	7%
Currency	(1)%
Other	-%
Operating profit	231	190	41
Operating margin	21.3%	16.5%
Other (charges) gains, net	(9)	(2)	(7)
Equity in net earnings (loss) of affiliates	1	-	1
Dividend income — cost investments	56	46	10
Earnings (loss) from continuing operations before tax	288	237	51
Depreciation and amortization	50	53	(3)

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

Earnings from continuing operations before tax of $288 million increased from 2008 primarily due to the increase in operating profit and an increase in dividends from our China ventures of $10 million. Increased dividends are the result of increased volumes and higher prices, as well as efficiency improvements.

Industrial Specialties

	Year Ended December 31,		Change
	2009	2008	in $
	(In $ millions, except percentages)

Net sales	974	1,406	(432)
Net sales variance
Volume	(10)%
Price	(10)%
Currency	(2)%
Other	(9)%
Operating profit	89	47	42
Operating margin	9.1%	3.3%
Other (charges) gains, net	4	(3)	7
Earnings (loss) from continuing operations before tax	89	47	42
Depreciation and amortization	51	62	(11)

Net sales declined $432 million during 2009 compared to 2008 primarily due to the sale of our PVOH business and lower demand due to the economic downturn. The decline in our emulsions volumes was concentrated in North America and Europe, offset partially by volume increases in Asia. EVA Performance Polymers’ volumes declined due to the impact of the force majeure event at our Edmonton, Alberta, Canada plant which is offset in other charges in our Other Activities segment. Repairs to the plant were completed at the end of the second quarter 2009 and normal operations have resumed. Both decreases in key raw material costs resulting in lower selling prices and unfavorable currency impacts also contributed to the decline in net sales for 2009 compared to 2008.

Operating profit increased $42 million in 2009 compared to 2008 as decreases in volume and selling prices were more than offset by lower raw material and energy costs and reduced overall spending. Reduced spending is attributable to our fixed spending reduction efforts, restructuring efficiencies and favorable foreign currency impacts on costs. Energy is favorable due to lower natural gas costs and lower usage resulting from a decline in volumes. Our EVA Performance Polymers business contributed to the increase in Other (charges) gains, net as a result of receiving $10 million in insurance recoveries in partial satisfaction of the losses resulting from the force majeure event at our Edmonton, Alberta, Canada plant. The gain on the sale of our PVOH business of $34 million had a significant impact to the increase in operating profit. Depreciation and amortization also had a favorable impact on operating profit due to the PVOH divestiture and the shutdown of our Warrington, UK emulsions facility.

Acetyl Intermediates

	Year Ended December 31,		Change
	2009	2008	in $
	As Adjusted
	(In $ millions, except percentages)

Net sales	2,603	3,875	(1,272)
Net sales variance
Volume	(6)%
Price	(26)%
Currency	(1)%
Other	-%
Operating profit	92	304	(212)
Operating margin	3.5%	7.8%
Other (charges) gains, net	(91)	(78)	(13)
Equity in net earnings (loss) of affiliates	5	3	2
Earnings (loss) from continuing operations before tax	102	312	(210)
Depreciation and amortization	123	150	(27)

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

Operating profit declined $212 million primarily as a result of lower prices across all regions and major product lines. Significantly lower realized pricing was partially offset by favorable raw material and energy prices, reduced spending due to the shutdown of our Pampa, Texas facility and other reductions in fixed spending. Depreciation and amortization expense declined primarily as a result of the long-lived asset impairment losses recognized in the fourth quarter of 2008 related to our acetic acid and VAM production facility in Pardies, France, the closure of our VAM production unit in Cangrejera, Mexico in February 2009, together with lower depreciation expense resulting from the shutdown of our Pampa, Texas facility. Our operating profit was also negatively impacted by a $13 million increase in Other charges for 2009 compared to 2008, relating primarily to the shutdown of our Pardies, France facility.

The decrease in earnings from continuing operations before tax of $210 million is consistent with the decline in operating profit.

Other Activities

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

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of December 31, 2010 we have $145 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations. We have 17 lenders who participate in our revolving credit facility, each with a commitment of not more than 10% of the $600 million commitment.

While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, in 2011. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

In January 2011, our wholly-owned subsidiary, Celanese Far East Limited, signed letters of intent to construct and operate industrial ethanol production facilities in Nanjing, China, at the Nanjing Chemical Industrial Park, and in Zhuhai, China, at the Gaolan Port Economic Zone. Pending project approvals, we could begin industrial ethanol production within the next 30 months with expected nameplate capacity of 400,000 tons per year per plant with an initial investment of approximately $300 million per plant. We are pursuing approval at two locations to ensure our ability to effectively grow with future demand.

In April 2010, we announced that, through our strategic venture Ibn Sina, we will construct a 50,000 ton POM production facility in Saudi Arabia. Our pro rata share of invested capital in the POM expansion is expected to total approximately $165 million over a three year period which began in late 2010. For the year ended December 31, 2010, we incurred $2 million of capital expenditures. We anticipate related cash outflows for capital expenditures in 2011 will be $10 million.

Cash outflows for capital expenditures are expected to be approximately $350 million in 2011, excluding amounts related to the relocation of our Ticona plant in Kelsterbach and capacity expansion in Europe. Per the terms of our agreement with Fraport, we expect to receive the final cash installment of €110 million in 2011 subject to downward adjustments based on our readiness to close our operations at our Kelsterbach, Germany facility. As the relocation project progressed, we decided to expand the scope of the new production facilities and now expect to spend in excess of total proceeds to be received from Fraport. We anticipate related cash outflows for capital expenditures in 2011 will be €186 million.

In December 2009, we announced plans with China National Tobacco to expand our acetate flake and tow capacity at our Nantong facility. During 2010 we received formal approval to expand flake and tow capacities, each by 30,000 tons. Our Chinese acetate ventures fund their operations using operating cash flow. We made contributions during 2010 of $12 million and have committed to contributions of $17 million in 2011 related to the capacity expansion in Nantong.

As a result of the planned closure of our acetate flake and tow manufacturing operations at the Spondon, Derby, United Kingdom site, we expect to record total expenses of approximately $35 to $45 million, consisting of approximately $20 million for personnel-related exit costs and approximately $20 million of other facility-related shutdown costs such as contract termination costs and accelerated depreciation of fixed assets. We expect that substantially all of the exit costs (except for accelerated depreciation of fixed assets of approximately $15 million) will result in future cash expenditures. Cash outflows are expected to occur through 2011. For the year ended December 31, 2010, we recorded exit costs of $15 million related to personnel-related costs and $6 million related to accelerated depreciation. See Note 4 and Note 17 to the accompanying consolidated financial statements for further information.

In addition to exit-related costs associated with the closure of the Spondon, Derby, United Kingdom acetate flake and tow manufacturing operations, we expect to incur capital expenditures of approximately $35 million in certain capacity and efficiency improvements, principally at our Lanaken, Belgium facility, to optimize our global production network.

On a stand-alone basis, Celanese has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese generally will depend on the cash flow of its subsidiaries and their ability to pay dividends and make other distributions to Celanese in order for Celanese to meet its obligations, including its obligations under its Series A common stock, senior credit facilities and senior notes.

Cash Flows

Cash and cash equivalents as of December 31, 2010 were $740 million, which was a decrease of $514 million from December 31, 2009. Cash and cash equivalents as of December 31, 2009 were $1,254 million, which was an increase of $578 million from December 31, 2008.

Net Cash Provided by Operating Activities

Cash flow provided by operating activities decreased $144 million to a cash inflow of $452 million in 2010 from a cash inflow of $596 million for the same period in 2009. The increase in trade working capital and the increases in cash paid for taxes and legal settlements, which negatively affected cash provided by operating activities, more than offset the increase in earnings and the increase in cash from our foreign currency hedges.

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

Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities decreased from a cash inflow of $31 million in 2009 to a cash outflow of $560 million for the same period in 2010. The decrease is primarily related to the receipt of proceeds of $412 million related to the Ticona Kelsterbach plant relocation and the receipt of $168 million for the sale of our PVOH business that were both received in 2009. There were no such proceeds in 2010. Adding to the decrease was cash outflows of $46 million incurred in 2010 related to our acquisition of two product lines, Zenite® LCP and Thermx® PCT, from DuPont Performance Polymers as compared to the cash outflows for our FACT business acquired in 2009 which were only $8 million.

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

Our cash outflows for capital expenditures were $201 million, $176 million and $274 million for the years ended December 31, 2010, 2009 and 2008, respectively, excluding amounts related to the relocation of our Ticona plant in Kelsterbach. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives. Cash outflows for capital expenditures for our Ticona plant in Kelsterbach were €236 million for the year ended December 31, 2010.

Net Cash Used in Financing Activities

Net cash used in financing activities increased from a cash outflow of $112 million in 2009 to a cash outflow of $388 million for the same period in 2010. The $276 million increase primarily relates to the net pay down on long-term debt of $297 million and $48 million used to repurchase shares of the Company’s Series A common stock.

Net cash for financing activities decreased from a cash outflow of $499 million in 2008 to a cash outflow of $112 million in 2009. The $387 million decrease in cash used in financing activities primarily related to cash outflows attributable to the repurchase of shares during 2008 of $378 million as compared to no shares repurchased during 2009.

In addition, exchange rate effects on cash and cash equivalents was an unfavorable currency effect of $18 million in 2010 compared to a favorable impact of $63 million in 2009 and an unfavorable impact of $35 million in 2008.

Debt and Other Obligations

Senior Notes

On September 24, 2010, we completed an offering of $600 million aggregate principal amount of 6 5/8% Senior Notes due 2018 (the “Notes”). The Notes are senior unsecured obligations of Celanese US and rank equally in right of payment and other subordinated indebtedness of Celanese US. The Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).

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

Senior Credit Agreement

On September 29, 2010, we entered into an amendment agreement with the lenders under our existing senior secured credit facilities in order to amend and restate the corresponding credit agreement, dated as of April 2, 2007 (as previously amended, the “Existing Credit Agreement”, and as amended and restated by the amendment agreement, the “Amended Credit Agreement”). Our Amended Credit Agreement consists of the Term C loan facility having principal amounts of $1,140 million of US dollar-denominated and €204 million of Euro-denominated term loans due 2016, the Term B loan facility having principal amounts of $417 million US dollar-denominated and €69 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014. Prior to entering into the Amendment Agreement, we used the proceeds from the offering of the Notes along with $200 million of cash on hand to pay down the Term B loan facility borrowings under the Existing Credit Agreement. See Note 13 to the accompanying consolidated financial statements for further information regarding our senior credit facilities.

As of December 31, 2010, the balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

(In $ millions)

Revolving credit facility
Borrowings outstanding	-
Letters of credit issued	-
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	83
Available for borrowing	145

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

Our amended maximum first lien senior secured leverage ratios, estimated first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility as of December 31, 2010 are as follows:

	First Lien Senior Secured Leverage Ratios
			Estimate, if Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
				(In $ millions)

December 31, 2010 and thereafter	3.9 to 1.00	1.8 to 1.00	2.4 to 1.00	600

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

We are in compliance with all of the covenants related to our debt agreements as of December 31, 2010.

Commitments Relating to Share Capital

We have a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of Series A common stock, par value $0.0001 per share. In April 2010, we announced that our Board of Directors approved a 25% increase in the Celanese quarterly Series A common stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.04 to $0.05 per share of Series A common stock on a quarterly basis, which equates to $0.16 to $0.20 per share of Series A common stock annually. The new dividend rate was applicable to dividends payable beginning in August 2010. For the years ended December 31, 2010, 2009 and 2008, we paid $28 million, $23 million and $24 million, respectively, in cash dividends on our Series A common stock. On January 6, 2011, we declared an $8 million cash dividend which was paid on February 1, 2011.

In February 2008, our Board of Directors authorized the repurchase of up to $400 million of our Series A common stock. This authorization was increased to $500 million in October 2008. The authorization gives management discretion in determining the conditions under which shares may be repurchased. This repurchase program does not have an expiration date. The number or shares repurchased and the average purchase price paid per share pursuant to this authorization are as follows:

				Total From
	Year Ended December 31,			Inception Through
	2010	2009	2008	December 31, 2010

Shares repurchased	1,667,592	-	9,763,200	11,430,792
Average purchase price per share	$28.77	$-	$38.68	$37.24
Amount spent on repurchased shares (in millions)	$48	$-	$378	$426

The purchase of treasury stock will reduce the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ equity.

Contractual Debt and Cash Obligations

The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2010.

			Payments due by period
			Less Than			After 5
	Total		1 Year	Years 2 & 3	Years 4 & 5	Years
	(In $ millions)

Fixed contractual debt obligations
Senior notes	600		-	-	-	600
Term B loans facility	508		5	10	493	-
Term C loans facility	1,409		14	28	28	1,339
Interest payments on debt and other obligations	1,199	(1)	208	309	244	438
Capital lease obligations	245		15	32	31	167
Other debt	456	(2)	194	21	28	213

Total	4,417		436	400	824	2,757
Operating leases	336		62	92	83	99
Uncertain tax obligations, including interest and penalties	288		15	-	-	273	(3)
Unconditional purchase obligations	1,642	(4)	241	470	250	681
Other commitments	308	(5)	80	100	39	89
Pension and other postretirement funding obligations	1,347		205	413	391	338
Environmental and asset retirement obligations	185		53	57	23	52

Total	8,523		1,092	1,532	1,610	4,289

(1)	We have outstanding interest rate swap agreements accounted for as cash flow hedges that have the economic effect of modifying the variable rate obligations associated with our term loans into fixed interest obligations. The impact of these interest rate swaps was factored into the calculation of the future interest payments on long-term debt. Future interest expense is calculated using the rate in effect on December 31, 2010.

(2)	Other debt of $456 million is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and other bank obligations.

(3)	Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to our uncertain tax obligations, including interest and penalties. These amounts are therefore reflected in “After 5 Years”.

(4)	Represents the take-or-pay provisions included in certain long-term purchase agreements. We do not expect to incur material losses under these arrangements.

(5)	Includes other purchase obligations such as maintenance and service agreements, energy and utility agreements, consulting contracts, software agreements and other miscellaneous agreements and contracts, obtained via a survey of the Company.

Contractual Guarantees and Commitments

As of December 31, 2010, we have current standby letters of credit of $83 million and bank guarantees of $10 million outstanding which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements. In addition, the senior notes issued by Celanese US are guaranteed by Celanese and certain domestic subsidiaries of Celanese US. See Note 13 to the accompanying consolidated financial statements for a description of this guarantee and the guarantees under our senior credit facility.

See Note 23 to the accompanying consolidated financial statements for a discussion of commitments and contingencies related to legal and regulatory proceedings.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements.

Market Risks

Please see Item 7A. Quantitative and Qualitative Disclosure about Market Risk of this Form 10-K for additional information about our Market Risks.

Critical Accounting Policies and Estimates

Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of consolidated financial statements in conformity with US Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We believe the following accounting policies and estimates are critical to understanding the financial reporting risks present in the current economic environment. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See Note 2 to the accompanying consolidated financial statements for further discussion of our significant accounting policies.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if needed based on historical taxable income, projected future taxable income, applicable tax planning strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature, and expected timing of reversal of taxable temporary differences is given little weight unless the reversal of taxable and deductible temporary differences coincide. Valuation allowances have been established primarily on net operating loss carryforwards and other deferred tax assets in the US, Netherlands, Luxembourg, France, Spain, China, the United Kingdom and Canada. We have appropriately reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis. In 2009, based on cumulative profitability, the Company concluded that the US valuation allowance should be reversed except for a portion related to certain federal and state net operating loss carryforwards that are not likely to be realized.

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

The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to various assumptions and management judgment. If actual results differ from the estimates made by management in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings or Other comprehensive income depending on the nature of the respective deferred tax asset. In addition, the positions taken with regard to tax contingencies may be subject to audit and review by tax authorities which may result in future taxes, interest and penalties.

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

The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. A significant assumption used in determining our pension expense is the expected long-term rate of return on plan assets. As of December 31, 2010, we assumed an expected long-term rate of return on plan assets of 8.5% for the US defined benefit pension plans, which represent approximately 82% and 85% of our fair value of pension plan assets and projected benefit obligation, respectively. On average, the actual return on the US qualified defined pension plans’ assets over the long-term (20 years) has exceeded 8.5%.

We estimate a 25 basis point decline in the expected long-term rate of return for the US qualified defined benefit pension plan to increase pension expense by an estimated $5 million in 2011. Another estimate that affects our pension and other postretirement benefit expense is the discount rate used in the annual actuarial valuations of pension and other postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate, used to determine the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. As of December 31, 2010, we decreased the discount rate to 5.30% from 5.90% as of December 31, 2009 for the US plans. We estimate that a 50 basis point decline in our discount rate will increase our annual pension expenses by an estimated $6 million, and increase our benefit obligations by approximately $146 million for our US pension plans. In addition, the same basis point decline in our discount rate will also increase our annual expenses and benefit obligations by less than $1 million and $9 million respectively, for our US postretirement medical plans. We estimate that a 50 basis point decline in the discount rate for the non-US pension and postretirement medical plans will increase pension and other postretirement benefit annual expenses by approximately $1 million and less than $1 million, respectively, and will increase our benefit obligations by approximately $32 million and $2 million, respectively.

Other postretirement benefit plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The key determinants of the accumulated postretirement benefit obligation (“APBO”) are the discount rate and the healthcare cost trend rate. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing or decreasing the healthcare cost trend rate by one percentage point in each year would result in the APBO as of December 31, 2010 increasing by approximately $4 million and decreasing by $4 million, respectively. Additionally, increasing or decreasing the healthcare cost trend rate by one percentage point in each year would result in the 2010 postretirement benefit cost changing by less than $1 million.

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

We are subject to a number of legal proceedings, lawsuits, claims, and investigations, incidental to the normal conduct of our business, relating to and including product liability, patent and intellectual property, commercial, contract, antitrust, past waste disposal practices, release of chemicals into the environment and employment matters, which are handled and defended in the ordinary course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable and reasonably estimable losses. Reasonable estimates involve judgments made by us after considering a broad range of information including: notifications, demands, settlements which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. With respect to environmental remediation liabilities, it is our policy to accrue through fifteen years, unless we have government orders or other agreements that extend beyond fifteen years. A determination of the amount of loss contingency required, if any, is assessed in accordance with FASB Accounting Standards Codification (“FASB ASC”) Topic 450, Contingencies, and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available.

Financial Reporting Changes

See Note 3 to the accompanying consolidated financial statements for information regarding recent accounting pronouncements.

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

See Note 21 to the accompanying consolidated financial statements for further discussion of our market risk management and the related impact on our financial position and results of operations.

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

In August 2010, we executed a forward-starting interest rate swap with a notional amount of $1.1 billion. As a result of the swap, we have fixed the LIBOR portion of $1.1 billion of the Company’s floating rate debt at 1.7125% effective January 2, 2012 through January 2, 2014.

Our US-dollar interest rate swap derivative arrangements are as follows:

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)

100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%

2,600

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 13).

As of December 31, 2009
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)

100	April 2, 2007	January 4, 2010	4.92%
100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%

1,600

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 13).

Our Euro interest rate swap derivative arrangements are as follows:

As of December 31, 2010 and December 31, 2009
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In € millions)

150	April 2, 2007	April 2, 2011	4.04%

(1)	Fixes the EURIBOR portion of the Company’s Euro denominated variable rate borrowings (Note 13).

As of December 31, 2010, we had $1.6 billion, €296 million and CNY 1.5 billion of variable rate debt, of which $1.5 billion and €150 million is hedged with interest rate swaps, which leaves $73 million, €146 million and CNY 1.5 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by approximately $5 million.

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

2011 Maturity
(In $ millions)

Currency
Euro	(217)
British pound sterling	(43)
Chinese renminbi	(265)
Mexican peso	22
Singapore dollar	26
Canadian dollar	35
Japanese yen	1
Brazilian real	(12)
Swedish krona	14
Other	6

Total	(433)

Additionally, a portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the US dollar. Fluctuations in the value of these currencies against the US dollar can have a direct and material impact on the business and financial results. For example, a decline in the value of the Euro versus the US dollar results in a decline in the US dollar value of our sales and earnings denominated in Euros due to translation effects. Likewise, an increase in the value of the Euro versus the US dollar would result in an opposite effect.

In 2009, we dedesignated the foreign currency exposure created by the Euro-denominated term loan which is expected to offset the foreign currency exposure on certain intercompany loans, decreasing the need for external derivative contracts and reducing our exposure to external counterparties.

Commodity Risk Management

We have exposure to the prices of commodities in our procurement of certain raw materials. We manage our exposure to commodity risk primarily through the use of long-term supply agreements, multi-year purchasing and sales agreements and forward purchase agreements. We regularly assess our practice of purchasing a portion of our commodity requirements under forward purchase agreements and other raw material hedging instruments in accordance with changes in market conditions. Forward purchases and swap contracts for raw materials are principally settled through actual delivery of the physical commodity. For qualifying contracts, we have elected to apply the normal purchases and normal sales exception of FASB ASC Topic 815 based on the probability at the inception and throughout the term of the contract that we would not settle net and the transaction would settle by physical delivery of the commodity. As such, realized gains and losses on these contracts are included in the cost of the commodity upon the settlement of the contract.

In addition, we occasionally enter into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the accompanying consolidated statements of operations. We recognized no gain or loss from these types of contracts during the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, we did not have any open financial derivative contracts for commodities.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Quarterly Financial Information

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		June 30,	September 30,		December 31,
	2010		2010	2010		2010
	As Adjusted
	(Unaudited)
	(In $ millions, except per share data)

Net sales	1,388		1,517	1,506		1,507
Gross profit	218		303	346		313
Other (charges) gains, net	(77	) (1)	(6)	36	(2)	1
Operating profit (loss)	(14)		156	221		140
Earnings (loss) from continuing operations before tax	(7)		224	191		130
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	13		163	147		103
Earnings (loss) from discontinued operations	1		(3)	(2)		(45)

Net earnings (loss)	14		160	145		58

Earnings (loss) per share — basic	0.07		1.02	0.93		0.37
Earnings (loss) per share — diluted	0.07		1.01	0.92		0.36

	Three Months Ended
	March 31,		June 30,	September 30,		December 31,
	2009		2009	2009		2009
	As Adjusted
	(Unaudited)
	(In $ millions, except per share data)

Net sales	1,146		1,244	1,304		1,388
Gross profit	200		248	266		289
Other (charges) gains, net	(21	) (3)	(6)	(96	) (4)	(13)
Operating profit (loss)	27		89	65		109
Earnings (loss) from continuing operations before tax	(11)		127	48		87
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(16)		110	398		2
Earnings (loss) from discontinued operations	1		(1)	-		4

Net earnings (loss)	(15)		109	398		6

Earnings (loss) per share — basic	(0.12)		0.74	2.75		0.03
Earnings (loss) per share — diluted	(0.12)		0.69	2.53		0.03

(1)	Consists principally of $72 million in long-lived asset impairment losses. The long-lived asset impairment losses are associated with the proposed closure of the Spondon, Derby, United Kingdom acetate production facility.

(2)	Consists principally of $18 million in net insurance recoveries, a $26 million reduction in plumbing legal reserves, and a $15 million favorable settlement in a resolution of a commercial dispute, partially offset by $16 million of employee termination costs related to the closures of the Pardies, France and Spondon, Derby, United Kingdom plant locations.

(3)	Consists principally of $24 million in employee termination benefits due to our efforts to align production capacity and staffing levels with our view of an economic environment of prolonged lower demand.

(4)	Consists principally of $58 million in employee termination benefits, $20 million of contract termination costs and $7 million of long-lived impairment losses related to the Project of Closure at our Pardies, France plant location.

For a discussion of material events affecting performance in each quarter, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All amounts in the table above have been properly adjusted for the effects of discontinued operations and the Ibn Sina accounting change described below.

Ibn Sina

We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Company (“CTE”), a venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into the Ibn Sina joint venture agreement in 1981. In April 2010, we announced that Ibn Sina will construct a 50,000 ton POM production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC’s economic interest will remain unchanged.

In connection with this transaction, we reassessed the factors surrounding the accounting method for this investment and changed from the cost method of accounting for investments to the equity method of accounting for investments beginning April 1, 2010. Financial information relating to this investment for periods prior to 2010 has been retrospectively adjusted to apply the equity method of accounting.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2010, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. KPMG LLP has audited this assessment of our internal control over financial reporting; its report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Celanese Corporation:

We have audited Celanese Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Celanese Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celanese Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 11, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Item 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2011 annual meeting of shareholders to be filed not later than March 11, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2011 Proxy Statement”). Information about executive officers of the Company is contained in Part I of this Annual Report and it incorporated by reference.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the sections captioned “Executive Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Payments upon Termination and Change in Control,” and “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the section captioned “Stock Ownership Information” of the 2011 Proxy Statement. The information required by Item 201(d) of Regulation S-K is submitted in a separate section of this Form 10-K. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence” of the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned “Ratification of Independent Registered Public Accounting Firm” of the 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 81 of this Annual Report on Form 10-K.

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

Date: February 11, 2011

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

Signature	Title	Date

/s/ David N. Weidman David N. Weidman	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	February 11, 2011

/s/ Steven M. Sterin Steven M. Sterin	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 11, 2011

/s/ Christopher W. Jensen Christopher W. Jensen	Senior Vice President, Finance and Treasurer (Principal Accounting Officer)	February 11, 2011

/s/ James E. Barlett James E. Barlett	Director	February 11, 2011

/s/ David F. Hoffmeister David F. Hoffmeister	Director	February 11, 2011

/s/ Martin G. McGuinn Martin G. McGuinn	Director	February 11, 2011

Signature	Title	Date

/s/ Paul H. O’Neill Paul H. O’Neill	Director	February 11, 2011

/s/ Mark C. Rohr Mark C. Rohr	Director	February 11, 2011

/s/ Daniel S. Sanders Daniel S. Sanders	Director	February 11, 2011

/s/ Farah M. Walters Farah M. Walters	Director	February 11, 2011

/s/ John K. Wulff John K. Wulff	Director	February 11, 2011

CELANESE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Celanese Corporation:

We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celanese Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (included in FASB Accounting Standards Codification (“ASC”) Subtopic 715-20, Defined Benefit Plans), during the year ended December 31, 2009.

As discussed in Note 22 to the consolidated financial statements, the Company adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (included in FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures), during the year ended December 31, 2008.

/s/ KPMG LLP

Dallas, Texas
February 11, 2011

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
		As Adjusted (Note 4)
	(In $ millions, except for share and per share data)
Net sales	5,918	5,082	6,823
Cost of sales	(4,738)	(4,079)	(5,567)

Gross profit	1,180	1,003	1,256
Selling, general and administrative expenses	(505)	(474)	(545)
Amortization of intangible assets	(61)	(77)	(76)
Research and development expenses	(70)	(70)	(75)
Other (charges) gains, net	(46)	(136)	(108)
Foreign exchange gain (loss), net	(3)	2	(4)
Gain (loss) on disposition of businesses and assets, net	8	42	(8)

Operating profit	503	290	440
Equity in net earnings (loss) of affiliates	168	99	172
Interest expense	(204)	(207)	(261)
Refinancing expense	(16)	-	-
Interest income	7	8	31
Dividend income — cost investments	73	57	48
Other income (expense), net	7	4	3

Earnings (loss) from continuing operations before tax	538	251	433
Income tax (provision) benefit	(112)	243	(63)

Earnings (loss) from continuing operations	426	494	370

Earnings (loss) from operation of discontinued operations	(80)	6	(120)
Gain (loss) on disposition of discontinued operations	2	-	6
Income tax (provision) benefit from discontinued operations	29	(2)	24

Earnings (loss) from discontinued operations	(49)	4	(90)

Net earnings (loss)	377	498	280
Net (earnings) loss attributable to noncontrolling interests	-	-	1

Net earnings (loss) attributable to Celanese Corporation	377	498	281
Cumulative preferred stock dividends	(3)	(10)	(10)

Net earnings (loss) available to common shareholders	374	488	271

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	426	494	371
Earnings (loss) from discontinued operations	(49)	4	(90)

Net earnings (loss)	377	498	281

Earnings (loss) per common share — basic
Continuing operations	2.73	3.37	2.44
Discontinued operations	(0.31)	0.03	(0.61)

Net earnings (loss) — basic	2.42	3.40	1.83

Earnings (loss) per common share — diluted
Continuing operations	2.69	3.14	2.27
Discontinued operations	(0.31)	0.03	(0.55)

Net earnings (loss) — diluted	2.38	3.17	1.72

Weighted average shares — basic	154,564,136	143,688,749	148,350,273
Weighted average shares — diluted	158,372,192	157,115,521	163,471,873

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
		As Adjusted
		(Note 4)
	(In $ millions, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	740	1,254
Trade receivables — third party and affiliates (net of allowance for doubtful accounts — 2010: $12; 2009: $18)	827	721
Non-trade receivables, net	253	262
Inventories	610	522
Deferred income taxes	92	42
Marketable securities, at fair value	78	3
Assets held for sale	9	2
Other assets	59	50

Total current assets	2,668	2,856

Investments in affiliates	838	792
Property, plant and equipment (net of accumulated depreciation — 2010: $1,131; 2009: $1,130)	3,017	2,797
Deferred income taxes	443	484
Marketable securities, at fair value	-	80
Other assets	289	311
Goodwill	774	798
Intangible assets, net	252	294

Total assets	8,281	8,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	228	242
Trade payables — third party and affiliates	673	649
Other liabilities	596	611
Deferred income taxes	28	33
Income taxes payable	17	72

Total current liabilities	1,542	1,607

Long-term debt	2,990	3,259
Deferred income taxes	116	137
Uncertain tax positions	273	229
Benefit obligations	1,359	1,288
Other liabilities	1,075	1,306
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2010: 0 issued and outstanding; 2009: 9,600,000 issued and outstanding)	-	-
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2010: 178,028,571 issued and 155,759,293 outstanding; 2009: 164,995,755 issued and 144,394,069 outstanding)	-	-
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2010 and 2009: 0 issued and outstanding)	-	-
Treasury stock, at cost (2010: 22,269,278 shares; 2009: 20,601,686 shares)	(829)	(781)
Additional paid-in capital	574	522
Retained earnings	1,851	1,505
Accumulated other comprehensive income (loss), net	(670)	(660)

Total Celanese Corporation shareholders’ equity	926	586
Noncontrolling interests	-	-

Total shareholders’ equity	926	586

Total liabilities and shareholders’ equity	8,281	8,412

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	2010		2009		2008
	Shares		Shares		Shares
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount
			As Adjusted (Note 4)
	(In $ millions, except share data)
Preferred stock
Balance as of the beginning of the period	9,600,000	-	9,600,000	-	9,600,000	-
Redemption of preferred stock	(9,600,000)	-	-	-	-	-

Balance as of the end of the period	-	-	9,600,000	-	9,600,000	-

Series A common stock
Balance as of the beginning of the period	144,394,069	-	143,505,708	-	152,102,801	-
Conversion of preferred stock	12,084,942	-	-	-	-	-
Redemption of preferred stock	7,437	-	-	-	-	-
Stock option exercises	800,347	-	806,580	-	1,056,368	-
Purchases of treasury stock	(1,667,592)	-	-	-	(9,763,200)	-
Stock awards	140,090	-	81,781	-	109,739	-

Balance as of the end of the period	155,759,293	-	144,394,069	-	143,505,708	-

Treasury stock
Balance as of the beginning of the period	20,601,686	(781)	20,601,686	(781)	10,838,486	(403)
Purchases of treasury stock, including related fees	1,667,592	(48)	-	-	9,763,200	(378)

Balance as of the end of the period	22,269,278	(829)	20,601,686	(781)	20,601,686	(781)

Additional paid-in capital
Balance as of the beginning of the period		522		495		469
Indemnification of demerger liability		-		-		2
Stock-based compensation, net of tax		19		13		14
Stock option exercises, net of tax		33		14		10

Balance as of the end of the period		574		522		495

Retained earnings
Balance as of the beginning of the period		1,505		1,040		793
Net earnings (loss) attributable to Celanese Corporation		377		498		281
Series A common stock dividends		(28)		(23)		(24)
Preferred stock dividends		(3)		(10)		(10)

Balance as of the end of the period		1,851		1,505		1,040

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(660)		(580)		196
Unrealized gain (loss) on securities		(1)		(3)		(23)
Foreign currency translation		37		5		(130)
Unrealized gain (loss) on interest rate swaps		17		15		(79)
Pension and postretirement benefits		(63)		(97)		(544)

Balance as of the end of the period		(670)		(660)		(580)

Total Celanese Corporation shareholders’ equity		926		586		174

Noncontrolling interests
Balance as of the beginning of the period		-		2		5
Divestiture of noncontrolling interests		-		(2)		(2)
Net earnings (loss) attributable to noncontrolling interests		-		-		(1)

Balance as of the end of the period		-		-		2

Total shareholders’ equity		926		586		176

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	2010		2009		2008
	Shares		Shares		Shares
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount
			As Adjusted (Note 4)
	(In $ millions, except share data)
Comprehensive income (loss)
Net earnings (loss)		377		498		280
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities		(1)		(3)		(23)
Foreign currency translation		37		5		(130)
Unrealized gain (loss) on interest rate swaps		17		15		(79)
Pension and postretirement benefits		(63)		(97)		(544)

Total comprehensive income (loss), net of tax		367		418		(496)

Comprehensive (income) loss attributable to noncontrolling interests		-		-		1

Comprehensive income (loss) attributable to Celanese Corporation		367		418		(495)

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
		As Adjusted (Note 4)
	(In $ millions)
Operating activities
Net earnings (loss)	377	498	280
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(5)	73	111
Depreciation, amortization and accretion	300	319	360
Deferred income taxes, net	15	(402)	(69)
(Gain) loss on disposition of businesses and assets, net	(8)	(40)	1
Refinancing expense	16	-	-
Other, net	11	12	37
Operating cash provided by (used in) discontinued operations	8	(2)	3
Changes in operating assets and liabilities
Trade receivables — third party and affiliates, net	(90)	(79)	339
Inventories	(98)	30	21
Other assets	9	9	53
Trade payables — third party and affiliates	19	104	(265)
Other liabilities	(102)	74	(285)

Net cash provided by (used in) operating activities	452	596	586
Investing activities
Capital expenditures on property, plant and equipment	(201)	(176)	(274)
Acquisitions, net of cash acquired	(46)	(9)	-
Proceeds from sale of businesses and assets, net	26	171	9
Deferred proceeds on Ticona Kelsterbach plant relocation	-	412	311
Capital expenditures related to Ticona Kelsterbach plant relocation	(312)	(351)	(185)
Proceeds from sale of marketable securities	-	15	202
Purchases of marketable securities	-	-	(91)
Settlement of cross currency swap agreements	-	-	(93)
Other, net	(27)	(31)	(80)

Net cash provided by (used in) investing activities	(560)	31	(201)
Financing activities
Short-term borrowings (repayments), net	(16)	(9)	(64)
Proceeds from long-term debt	600	-	13
Repayments of long-term debt	(897)	(80)	(47)
Refinancing costs	(24)	(3)	-
Purchases of treasury stock, including related fees	(48)	-	(378)
Stock option exercises	14	14	18
Series A common stock dividends	(28)	(23)	(24)
Preferred stock dividends	(3)	(10)	(10)
Other, net	14	(1)	(7)

Net cash provided by (used in) financing activities	(388)	(112)	(499)
Exchange rate effects on cash and cash equivalents	(18)	63	(35)

Net increase (decrease) in cash and cash equivalents	(514)	578	(149)
Cash and cash equivalents at beginning of period	1,254	676	825

Cash and cash equivalents at end of period	740	1,254	676

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and Basis of Presentation

Celanese Corporation and its subsidiaries (collectively the “Company”) is a global technology and specialty materials company. The Company’s business involves processing chemical raw materials, such as methanol, carbon monoxide and ethylene, and natural products, including wood pulp, into value-added chemicals, thermoplastic polymers and other chemical-based products.

Definitions

In this Annual Report on Form 10-K (“Annual Report”), the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, Investments – Equity Method and Joint Ventures (“FASB ASC Topic 323”), stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee”, but does not exercise control. FASB ASC Topic 323 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. In certain instances, the financial information of the Company’s equity investees is not available timely. Accordingly, the Company records its proportional share of the investee’s earnings or losses on a consistent lag of no more than one quarter. FASB ASC Topic 323 lists circumstances under which, despite 20% ownership, an investor may not be able to exercise significant influence. Certain investments where the Company owns greater than a 20% ownership and cannot exercise significant influence or control are accounted for under the cost method of accounting (Note 8).

The Company assesses the recoverability of the carrying value of its investments whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. A loss in value of an equity method or cost method investment which is other than a temporary decline will be recognized as the difference between the carrying amount of the investment and its fair value.

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

The Company assesses the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. Impairment losses are recorded primarily to Other (charges) gains, net.

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

The Company assesses the recoverability of the carrying value of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”). The Company periodically engages third-party valuation consultants to assist with this process. Impairment losses are recorded primarily to Other (charges) gains, net.

Recoverability of goodwill for each reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC Topic 820”). The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company, or in certain circumstances, a third-party valuation consultant, will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

The Company assesses recoverability of other indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the indefinite-lived intangible asset over its fair value. Any excess of the carrying value of the indefinite-lived intangible asset over its fair value is recognized as an impairment loss. The Company periodically engages third-party valuation consultants to assist with this process. Impairment losses are recorded primarily to Other (charges) gains, net.

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

The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property, plant and equipment as described above. Impairment losses are recorded primarily to Other (charges) gains, net.

•	Financial instruments

On January 1, 2008, the Company adopted the provisions of FASB ASC Topic 820 for financial assets and liabilities. On January 1, 2009, the Company applied the provisions of FASB ASC Topic 820 for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, property, plant and equipment and asset retirement obligations. The adoptions of FASB ASC Topic 820 did not have a material impact on the Company’s financial position, results of operations or cash flows. FASB ASC Topic 820 defines fair value, and increases disclosures surrounding fair value calculations.

The Company manages its exposures to currency exchange rates, interest rates and commodity prices through a risk management program that includes the use of derivative financial instruments (Note 21). The Company does not use derivative financial instruments for speculative trading purposes. The fair value of all derivative instruments is recorded as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or Accumulated other comprehensive income (loss), net, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC Topic 815”).

Gains and losses on derivative instruments qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss), net, to the extent the hedges are effective, until the underlying transactions are recognized in earnings. To the extent effective, gains and losses on derivative and non-derivative instruments used as hedges of the Company’s net investment in foreign operations are recorded in Accumulated other comprehensive income (loss), net as part of the foreign currency translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in earnings immediately. Derivative instruments not designated as hedges are marked to market at the end of each accounting period with the change in fair value recorded in earnings.

•	Concentrations of credit risk

The Company is exposed to credit risk in the event of nonpayment by customers and counterparties. The creditworthiness of customers and counterparties is subject to continuing review, including the use of master netting agreements, where the Company deems appropriate. The Company minimizes concentrations of credit risk through its global orientation in diverse businesses with a large number of diverse customers and suppliers. In addition, credit risk arising from derivative instruments is not significant because the counterparties to these contracts are primarily major international financial institutions and, to a lesser extent, major chemical companies. Where appropriate, the Company has diversified its selection of counterparties. Generally, collateral is not required from customers and counterparties and allowances are provided for specific risks inherent in receivables.

•	Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results is low. The allowance for doubtful accounts is estimated using factors such as customer credit ratings, past collection history and general risk profile. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

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

An environmental reserve related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These reserves do not take into account any claims or recoveries from insurance. There are no pending insurance claims for any environmental liability that are expected to be material. The measurement of environmental liabilities is based on the Company’s periodic estimate of what it will cost to perform each of the elements of the remediation effort. The Company utilizes third parties to assist in the management and development of cost estimates for its sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur (Note 15).

•	Legal fees

The Company accrues for legal fees related to loss contingency matters when the costs associated with defending these matters can be reasonably estimated and are probable of occurring. All other legal fees are expensed as incurred.

•	Revenue recognition

The Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products, and provided that four basic criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Should changes in conditions cause the Company to determine revenue recognition criteria are not met for certain transactions, revenue recognition would be delayed until such time that the transactions become realizable and fully earned. Payments received in advance of meeting the above revenue recognition criteria are recorded as deferred revenue.

•	Research and development

The costs of research and development are charged as an expense in the period in which they are incurred.

•	Insurance loss reserves

The Company has two wholly-owned insurance companies (the “Captives”) that are used as a form of self insurance for property, liability and workers compensation risks. One of the Captives also insures certain third-party risks. The liabilities recorded by the Captives relate to the estimated risk of loss, which is based on management estimates and actuarial valuations, and unearned premiums, which represent the portion of the third-party premiums written applicable to the unexpired terms of the policies in-force. Liabilities are recognized for known claims when sufficient information has been developed to indicate involvement of a specific policy and the Company can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposure on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. It is possible that actual results could differ significantly from the recorded liabilities. Premiums written are recognized as revenue based on the terms of the policies. Capitalization of the Captives is determined by regulatory guidelines.

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

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized.

The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Tax positions are recognized only when it is more likely than not, based on technical merits, that the positions will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

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

In December 2010, the FASB issued FASB Accounting Standards Updated (“ASU”) 2010-29, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which amends FASB ASC Topic 805, Business Combinations. The update addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011. This update had no impact on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued FASB ASU 2010-28, Intangible – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which amends FASB ASC Topic 350. The update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted ASU 2010-28 on January 1, 2011. This update had no impact on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU 2010-17, Revenue Recognition – Milestone Method: Milestone Method of Revenue Recognition (“ASU 2010-17”), which amends FASB ASC Topic 605, Revenue Recognition – Milestone Method. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research or development transactions. Authoritative guidance on the use of the milestone method did not previously exist. The Company adopted ASU 2010-17 on January 1, 2011. This update had no impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB ASC Topic 820. The update provides additional disclosures for transfers in and out of Level 1 and 2 and for activity in Level 3 and clarifies certain other existing disclosure requirements. The Company adopted ASU 2010-06 beginning January 15, 2010. This update had no impact on the Company’s financial position, results of operations or cash flows.

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

The Company allocated the purchase price of the acquisition to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered a Level 3 measurement under FASB ASC Topic 820. The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company, with the assistance of third-party valuation consultants, calculated the fair value of the intangible assets acquired to allocate the purchase price at the respective acquisition date.

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

In connection with the acquisition, the Company committed to purchase certain inventory at a future date valued at between $12 million and $17 million. During the three months ended December 31, 2010, the Company purchased $3 million of inventory in Europe and the US, leaving additional inventory of between $9 million and $14 million expected to be purchased in Asia during the first half of 2011.

In December 2009, the Company acquired the business and assets of FACT GmbH (Future Advanced Composites Technology) (“FACT”), a German company, for a purchase price of €5 million ($8 million). FACT is in the business of developing, producing and marketing long-fiber reinforced thermoplastics. As part of the acquisition, the Company has entered into a ten year lease agreement with the seller for the property and buildings on which the FACT business is located with the option to purchase the property at various times throughout the lease. The acquired business is included in the Advanced Engineered Materials segment.

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

Ventures

The Company indirectly owns a 25% interest in its National Methanol Company (“Ibn Sina”) affiliate through CTE Petrochemicals Company (“CTE”), a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into the Ibn Sina joint venture agreement in 1981. In April 2010, the Company announced that Ibn Sina will construct a 50,000 ton polyacetal (“POM”) production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. Upon successful startup of the POM facility, the Company’s indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC’s economic interest will remain unchanged.

In connection with this transaction, the Company reassessed the factors surrounding the accounting method for this investment and changed from the cost method of accounting for investments to the equity method of accounting for investments beginning April 1, 2010. Financial information relating to this investment for prior periods has been retrospectively adjusted to apply the equity method of accounting. Effective April 1, 2010, the Company moved its investment in the Ibn Sina affiliate from its Acetyl Intermediates segment to its Advanced Engineered Materials segment to reflect the change in the affiliate’s business dynamics and growth opportunities as a result of the future construction of the POM facility. Business segment information for prior periods has been retrospectively adjusted to reflect this change and to conform to the current year presentation (Note 25).

The retrospective effect of applying the equity method of accounting to this investment to the consolidated statements of operations is as follows:

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As	As Adjusted for		As	As Adjusted for
	Originally	Retrospective	Effect of	Originally	Retrospective	Effect of
	Reported	Application	Change	Reported	Application	Change
	(In $ millions, except per share data)

Equity in net earnings (loss) of affiliates	48	99	51	54	172	118
Dividend income — cost investments	98	57	(41)	167	48	(119)
Earnings (loss) from continuing operations before tax	241	251	10	434	433	(1)
Earnings (loss) from continuing operations	484	494	10	371	370	(1)
Net earnings (loss)	488	498	10	281	280	(1)
Net earnings (loss) attributable to Celanese Corporation	488	498	10	282	281	(1)
Net earnings (loss) available to common shareholders	478	488	10	272	271	(1)
Earnings (loss) per common share — basic Continuing operations	3.30	3.37	0.07	2.44	2.44	-
Discontinued operations	0.03	0.03	-	(0.61)	(0.61)	-

Net earnings (loss) — basic	3.33	3.40	0.07	1.83	1.83	-

Earnings (loss) per common share — diluted Continuing operations	3.08	3.14	0.06	2.28	2.27	(0.01)
Discontinued operations	0.03	0.03	-	(0.55)	(0.55)	-

Net earnings (loss) — diluted	3.11	3.17	0.06	1.73	1.72	(0.01)

The retrospective effect of applying the equity method of accounting to this investment to the consolidated balance sheets is as follows:

	As of December 31, 2009
	As	As Adjusted for
	Originally	Retrospective	Effect of
	Reported	Application	Change
	(In $ millions)

Investments in affiliates	790	792	2
Total assets	8,410	8,412	2
Retained earnings	1,502	1,505	3
Accumulated other comprehensive income (loss), net	(659)	(660)	(1)
Total Celanese Corporation shareholders’ equity	584	586	2
Total shareholders’ equity	584	586	2
Total liabilities and shareholders’ equity	8,410	8,412	2

As a result of the accounting change, Retained earnings as of January 1, 2008 decreased from $799 million, as originally reported using the cost method of accounting for investments, to $793 million using the equity method of accounting for investments.

The retrospective effect of applying the equity method of accounting to this investment to the consolidated statements of cash flows is as follows:

	Year Ended December 31,
	2009			2008
	As	As Adjusted for		As	As Adjusted for
	Originally	Retrospective	Effect of	Originally	Retrospective	Effect of
	Reported	Application	Change	Reported	Application	Change
	(In $ millions)

Net earnings (loss)	488	498	10	281	280	(1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other, net	22	12	(10)	36	37	1

The retrospective effect of applying the equity method of accounting to this investment to the business segment financial information (Note 25) is as follows:

	Year Ended December 31,
	2009			2008
	As	As Adjusted for		As	As Adjusted for
	Originally	Retrospective	Effect of	Originally	Retrospective	Effect of
	Reported	Application	Change	Reported	Application	Change
	(In $ millions)

Advanced Engineered Materials Earnings (loss) from continuing operations before tax	62	114	52	69	190	121
Acetyl Intermediates Earnings (loss) from continuing operations before tax	144	102	(42)	434	312	(122)

Plant Closures

•	Spondon, Derby, United Kingdom

During the first quarter of 2010, the Company began to assess the possibility of consolidating its global acetate flake and tow manufacturing operations to strengthen the Company’s competitive position, reduce fixed costs and align future production capacities with anticipated industry demand trends. The assessment was also driven by a global shift in product consumption and included considering the probability of closing the Company’s acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. Based on this assessment, the Company concluded that certain long-lived assets were partially impaired. Accordingly, in March 2010, the Company recorded long-lived asset impairment losses of $72 million (Note 17) to Other (charges) gains, net in the consolidated statements of operations. The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

In April 2010, when the Company announced the proposed cessation of operations at the Spondon plant, the Company began the consulting process with employees and their representatives . These consultations did not result in a demonstrated basis for viable continuing operations for acetate flake and tow operations at the site. Accordingly, in August 2010, the Company announced that it will consolidate its global acetate manufacturing capabilities by closing its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom, with operations expecting to cease in the latter part of 2011. The Company expects to serve its acetate customers under this proposal by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company’s acetate affiliate facilities in China.

The exit costs and plant shutdown costs recorded in the consolidated statements of operations related to the closure of the Spondon, Derby, United Kingdom location (Note 17) are as follows:

Year Ended December 31, 2010
(In $ millions)

Employee termination benefits	(15)
Asset impairments	(72)

Total exit costs recorded to Other (charges) gains, net	(87)

Accelerated depreciation	(6)

Total plant shutdown costs	(6)

•	Pardies, France

In July 2009, the Company’s wholly-owned French subsidiary, Acetex Chimie S.A., completed the consultation process with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company ceased all manufacturing operations and associated activities in December 2009. The Company agreed with the workers council on a set of measures of assistance aimed at minimizing the effects of the plant’s closing on the Pardies workforce, including training, outplacement and severance. The Pardies, France facility is included in the Acetyl Intermediates segment.

The exit costs and plant shutdown costs recorded in the consolidated statements of operations related to the “Project of Closure” (Note 17) are as follows:

	Year Ended December 31,
	2010	2009
	(In $ millions)

Employee termination benefits	(6)	(60)
Asset impairments	(1)	(12)
Contract termination costs	(3)	(17)
Reindustrialization costs	(3)	-
Other	1	-

Total exit costs recorded to Other (charges) gains, net	(12)	(89)

Asset sale	-	-
Inventory write-offs	(4)	-
Accelerated depreciation	-	(9)
Other	(8)	(8)

Total plant shutdown costs	(12)	(17)

Assets Held for Sale

Assets held for sale in the consolidated balance sheet as of December 31, 2010 include plant assets with a net book value of $9 million. The plant assets held for sale relate to an agreement reached in July 2007 with Babcock & Brown, a worldwide investment firm that specializes in real estate and utilities development, to sell the Company’s Pampa, Texas facility. The plant assets are included in the Acetyl Intermediates segment.

Assets held for sale in the consolidated balance sheet as of December 31, 2009 include an office building the Company sold during the year ended December 31, 2010. The office building had a net book value of $2 million and the Company recorded a gain of $14 million to Gain (loss) on disposition of businesses and assets, net, in the consolidated statements of operations during the year ended December 31, 2010. The office building was included in the Other Activities segment.

5.	Marketable Securities, at Fair Value

The Captives and nonqualified pension trusts hold available-for-sale securities for capitalization and funding requirements, respectively. The Company recorded realized gains (losses) as follows:

	Year ended December 31,
	2010	2009	2008
	(In $ millions)

Realized gain on sale of securities	8	5	10
Realized loss on sale of securities	-	-	(10)

Net realized gain (loss) on sale of securities	8	5	-

The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value below carrying value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, the Company considers qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the Company writes down the carrying value of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment. The Company recognized $0 million, $1 million and $0 million of other-than-temporary impairment losses related to equity securities in the consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008, respectively.

The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In $ millions)

US corporate debt securities	1	-	-	1
Mutual funds	77	-	-	77

As of December 31, 2010	78	-	-	78

US government debt securities	26	2	-	28
US corporate debt securities	1	-	-	1

Total debt securities	27	2	-	29
Equity securities	55	-	(3)	52
Mutual funds	2	-	-	2

As of December 31, 2009	84	2	(3)	83

Fixed maturities of $1 million as of December 31, 2010 will mature in 2013. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

6.	Receivables, Net

	As of December 31,
	2010	2009
	(In $ millions)

Trade receivables — third party and affiliates	839	739
Allowance for doubtful accounts — third party and affiliates	(12)	(18)

Trade receivables — third party and affiliates, net	827	721

Reinsurance receivables	31	49
Income taxes receivable	60	64
Other	163	149
Allowance for doubtful accounts — other	(1)	-

Non-trade receivables, net	253	262

As of December 31, 2010 and 2009, the Company had no significant concentrations of credit risk since the Company’s customer base is dispersed across many different industries and geographies.

7.	Inventories

	As of December 31,
	2010	2009
	(In $ millions)

Finished goods	442	367
Work-in-process	31	28
Raw materials and supplies	137	127

Total	610	522

8.	Investments in Affiliates

Equity Method

Equity method investments and ownership interests are as follows:

						Share of
		Ownership		Carrying		Earnings (Loss)
		Percentage		Value		Year Ended
		as of December 31,		as of December 31,		December 31,
	Business Segment	2010	2009	2010	2009	2010	2009	2008
		(In percentages)		(In $ millions)

Erfei, A.I.E.(1)	Acetyl Intermediates	-	-	-	-	-	-	-
National Methanol Company (“Ibn Sina”) (Note 4)	Advanced Engineered Materials	25	25	53	56	81	51	118
Fortron Industries LLC	Advanced Engineered Materials	50	50	79	74	5	(3)	4
Korea Engineering Plastics Co., Ltd.	Advanced Engineered Materials	50	50	153	159	20	14	12
Polyplastics Co., Ltd.	Advanced Engineered Materials	45	45	229	175	37	15	19
Una SA	Advanced Engineered Materials	50	50	3	2	1	-	2
InfraServ GmbH & Co. Gendorf KG	Other Activities	39	39	27	27	4	3	4
InfraServ GmbH & Co. Hoechst KG	Other Activities	32	32	128	142	16	15	10
InfraServ GmbH & Co. Knapsack KG	Other Activities	27	27	22	24	4	5	4
Sherbrooke Capital Health and Wellness, L.P.(2)	Consumer Specialties	10	10	5	4	-	(1)	(1)

Total (As Adjusted Note 4)				699	663	168	99	172

(1)	The Company divested this investment in July 2009 as part of the sale of PVOH (Note 4).

(2)	The Company accounts for its 10% ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

	Year Ended December 31,
	2010	2009	2008
		As Adjusted (Note 4)
	(In $ millions)

Affiliate net earnings	566	336	633
Company’s proportional share
Net earnings	168	99	172
Dividends and other distributions	138	78	183

Financial information for Ibn Sina is not provided to the Company timely and as a result, the Company’s proportional share is reported on a one quarter lag. Accordingly, summarized financial information of Ibn Sina presented below is as of and for the 12 months ended September 30 as follows:

	2010	2009
	(In $ millions)

Current assets	226	223
Noncurrent assets	202	212
Current liabilities	108	98
Noncurrent liabilities	39	43

	2010	2009	2008
	(In $ millions)

Revenues	923	630	1,235
Gross profit	403	256	578
Net income	357	222	512

Cost Method

Cost method investments and ownership interests are as follows:

		Ownership				Dividend
		Percentage as of		Carrying Value as of		Income for the
		December 31,		December 31,		Year Ended December 31,
	Business Segment	2010	2009	2010	2009	2010	2009	2008
		(In percentages)		(In $ millions)

Kunming Cellulose Fibers Co. Ltd.	Consumer Specialties	30	30	14	14	11	10	8
Nantong Cellulose Fibers Co. Ltd.	Consumer Specialties	31	31	89	77	51	38	32
Zhuhai Cellulose Fibers Co. Ltd.	Consumer Specialties	30	30	14	14	9	8	6
InfraServ GmbH & Co. Wiesbaden KG	Other Activities	8	8	6	6	2	1	2
Other				16	18	-	-	-

Total (As Adjusted Note 4)				139	129	73	57	48

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

9.	Property, Plant and Equipment, Net

	As of December 31,
	2010	2009
	(In $ millions)

Land	57	62
Land improvements	39	44
Buildings and building improvements	334	360
Machinery and equipment	2,589	2,669
Construction in progress	1,129	792

Gross asset value	4,148	3,927
Accumulated depreciation	(1,131)	(1,130)

Property, plant and equipment, net	3,017	2,797

Assets under capital leases included in the amounts above are as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Buildings	23	46
Machinery and equipment	263	226
Accumulated depreciation	(74)	(55)

Assets under capital leases, net	212	217

Capitalized interest costs and depreciation expense recorded in the consolidated financial statements are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Capitalized interest	2	2	6
Depreciation expense	195	213	255

During 2010 and 2009, certain long-lived assets were impaired (Note 4 and Note 17).

10.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total
	(In $ millions)

As of December 31, 2008
Goodwill	258	252	40	235	785
Accumulated impairment losses	-	-	(6)	-	(6)

Total	258	252	34	235	779

Sale of PVOH(1)	-	-	-	-	-
Exchange rate changes	5	5	1	8	19

As of December 31, 2009
Goodwill	263	257	35	243	798
Accumulated impairment losses	-	-	-	-	-

Total	263	257	35	243	798

Acquisitions (Note 4)	13	-	-	-	13
Reallocation of Ibn Sina goodwill (Note 4)	34	-	-	(34)	-
Exchange rate changes	(11)	(8)	-	(18)	(37)

As of December 31, 2010
Goodwill	299	249	35	191	774
Accumulated impairment losses	-	-	-	-	-

Total	299	249	35	191	774

(1)	Fully impaired goodwill of $6 million was written off related to the sale of PVOH.

In connection with the Company’s annual goodwill impairment test performed during the three months ended September 30, 2010 using June 30 balances, the Company did not record an impairment loss related to goodwill as the estimated fair value for each of the Company’s reporting units exceeded the carrying value of the underlying assets by a substantial margin. No events or changes in circumstances occurred during the three months ended December 31, 2010 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net

			Customer-		Covenants
	Trademarks		Related		not to
	and		Intangible	Developed	Compete
	Trade names	Licenses	Assets	Technology	and Other	Total
	(In $ millions)

Gross Asset Value
As of December 31, 2008	82	29	537	12	12	672
Acquisitions	-	-	-	1	-	1
Exchange rate changes	1	-	15	-	-	16

As of December 31, 2009	83	29	552	13	12	689
Acquisitions (Note 4)	9	-	6	7	11	33
Exchange rate changes	(4)	1	(32)	-	-	(35)

As of December 31, 2010	88	30	526	20	23	687

Accumulated Amortization
As of December 31, 2008	-	(3)	(285)	(10)	(10)	(308)
Amortization	(5)	(3)	(67)	(1)	(1)	(77)
Exchange rate changes	-	-	(10)	-	-	(10)

As of December 31, 2009	(5)	(6)	(362)	(11)	(11)	(395)
Amortization	-	(3)	(54)	(1)	(3)	(61)
Exchange rate changes	-	(1)	21	1	-	21

As of December 31, 2010	(5)	(10)	(395)	(11)	(14)	(435)

Net book value	83	20	131	9	9	252

Amortization expense for intangible assets with finite lives is recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Amortization of intangible assets	61	72	76

In addition, during the year ended December 31, 2009 the Company recorded accelerated amortization expense to Amortization of intangible assets in the consolidated statements of operations of $5 million related to the AT Plastics trade name, which was discontinued August 1, 2009. The trade name is now fully amortized.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)

2011	63
2012	47
2013	29
2014	18
2015	8

The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization expense is recorded on these intangible assets.

In connection with the Company’s annual indefinite-lived intangible assets impairment test performed during the three months ended September 30, 2010 using June 30 balances, the Company did not record an impairment loss to indefinite-lived intangible assets as the estimated fair value for each of the Company’s indefinite-lived intangible assets exceeded the carrying value of the underlying asset. No events or changes in circumstances occurred during the three months ended December 31, 2010 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period. For the year ended December 31, 2010, the Company did not renew or extend any intangible assets.

11.	Current Other Liabilities

	As of December 31,
	2010	2009
	(In $ millions)

Salaries and benefits	111	100
Environmental (Note 15)	16	13
Restructuring (Note 17)	57	99
Insurance	27	37
Asset retirement obligations	31	22
Derivatives (Note 21)	69	75
Current portion of benefit obligations (Note 14)	49	49
Sales and use tax/foreign withholding tax payable	15	15
Interest	29	20
Uncertain tax positions (Note 18)	15	5
Other	177	176

Total	596	611

12.	Noncurrent Other Liabilities

	As of December 31,
	2010	2009
	(In $ millions)

Environmental (Note 15)	85	93
Insurance	69	85
Deferred revenue	41	47
Deferred proceeds(1)	786	848
Asset retirement obligations	46	45
Derivatives (Note 21)	14	44
Income taxes payable	4	61
Other	30	83

Total	1,075	1,306

(1)	Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to relocate its Kelsterbach, Germany Ticona operations to a new site (Note 28). Such proceeds will be deferred until the transfer of title to the Frankfurt, Germany Airport.

Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Balance at beginning of year	67	49	47
Additions(1)	-	14	6
Accretion	3	2	3
Payments	(15)	(14)	(6)
Revisions to cash flow estimates(2)	23	15	1
Exchange rate changes	(1)	1	(2)

Balance at end of year	77	67	49

(1)	Primarily relates to sites and impaired long-lived assets (Note 17) which management no longer considers to have an indeterminate life.

(2)	Primarily relates to revisions to the estimated cost of future plant closures.

Included in the asset retirement obligations for each of the years ended December 31, 2010 and 2009 is $10 million related to a business acquired in 2005. The Company has a corresponding receivable of $10 million included in noncurrent Other assets in the consolidated balance sheets as of December 31, 2010.

The Company concluded several sites no longer had an indeterminate life based on long-lived asset impairment triggering events and decisions made by the Company. Accordingly, the Company recorded asset retirement obligations associated with these sites. To measure the fair value of the asset retirement obligations, the Company uses the expected present value technique which is classified as a Level 3 measurement under FASB ASC Topic 820. The expected present value technique uses a set of cash flows that represent the probability-weighted average of all possible cash flows based on the Company’s judgment. The Company uses the following inputs to determine the fair value of the asset retirement obligations based on the Company’s experience with fulfilling obligations of this type and the Company’s knowledge of market conditions: a) labor costs; b) allocation of overhead costs; c) profit on labor and overhead costs; d) effect of inflation on estimated costs and profits; e) risk premium for bearing the uncertainty inherent in cash flows, other than inflation; f) time value of money represented by the risk-free interest rate commensurate with the timing of the associated cash flows; and g) nonperformance risk relating to the liability which includes the Company’s own credit risk.

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

13.	Debt

	As of December 31,
	2010	2009
	(In $ millions)

Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	74	102
Short-term borrowings, including amounts due to affiliates, weighted average interest rate of 3.3%	154	140

Total	228	242

Long-term debt
Senior credit facilities
Term B loan facility due 2014	508	2,785
Term C loan facility due 2016	1,409	-
Senior unsecured notes due 2018	600	-
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings, interest rates ranging from 6.3% to 25.7%, due at various dates through 2054	245	242
Other bank obligations, interest rates ranging from 1.2% to 5.5%, due at various dates through 2017	121	153

Subtotal	3,064	3,361
Current installments of long-term debt	(74)	(102)

Total	2,990	3,259

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

The holders of the Notes are entitled to the benefits of a registration rights agreement dated September 24, 2010 (the “Registration Rights Agreement”), by and among Celanese US and the initial purchasers listed therein. Pursuant to the Registration Rights Agreement, Celanese US has agreed to use commercially reasonable efforts to file a registration statement (an “Exchange Offer Registration Statement”) with respect to a registered exchange offer (an “Exchange Offer”) to exchange the Notes for new notes with terms substantially identical in all material respects to the Notes (except that the new notes will not have transfer restrictions, registration rights or be entitled to Additional

Interest (as defined below)), to cause the Exchange Offer Registration Statement to be declared effective by the Securities and Exchange Commission under the Securities Act and to consummate the Exchange Offer by the 270th day after the date of the initial issuance of the Notes (June 21, 2011).

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

A summary of the Amendment Agreement changes from the Existing Credit Agreement to the Amended Credit Agreement is as follows:

	US dollar-	Euro dollar-
	denominated	denominated
	term loan	term loan	Maturity Date
	(In millions)

Existing Credit Agreement
Balance as of September 23, 2010	$2,212	€388	April 2, 2014
Principal paydown on September 24, 2010	(649)	(114)
1% annual amortization payment of principal paid quarterly, pro-rated from July 2, 2010 to September 29, 2010	(6)	(1)

Balance as of September 29, 2010	$1,557	€273

Amended Credit Agreement
Term C loan facility	$1,140	€204	October 31, 2016
Term B loan facility	417	69	April 2, 2014

Total	$1,557	€273

As of December 31, 2010, the balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

(In $ millions)

Revolving credit facility
Borrowings outstanding	-
Letters of credit issued	-
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	83
Available for borrowing	145

Borrowings under the Amended Credit Agreement will continue to bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), as applicable, or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus an applicable margin. The applicable margin for the Term B loan facility and any borrowings under the credit-linked revolving facility is 1.75% above LIBOR or EURIBOR, as applicable, subject to reduction by 0.25% if the Company’s total net leverage ratio is 2.25:1.00 or less. The applicable margin for the Term C loan facility is 3.00% above LIBOR or EURIBOR, as applicable, subject to increase by 0.25% if the Company’s total net leverage ratio is above 2.25:1.00, and subject to reduction by 0.25% if the Company’s total net leverage ratio is 1.75:1.00 or less. The applicable margin for the Term B loan facility and any borrowings under the credit-linked revolving facility is 1.5% as of December 31, 2010. The applicable margin for the Term C loan facility is 3.0%, as of December 31, 2010. The applicable margin for borrowings under the revolving credit facility is currently 2.50% above LIBOR or EURIBOR, as applicable, subject to increase or reduction in certain circumstances based on changes in the Company’s corporate credit ratings. Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly.

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

The Company’s amended maximum first lien senior secured leverage ratios, estimated first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility as of December 31, 2010 are as follows:

	First Lien Senior Secured Leverage Ratios
	Maximum	Estimate	Estimate, if Fully Drawn	Borrowing Capacity
				(In $ millions)

December 31, 2010 and thereafter	3.9 to 1.00	1.8 to 1.00	2.4 to 1.00	600

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

As a result of the Amendment Agreement and the issuance of the Notes, the Company accelerated amortization of deferred financing costs of $8 million and incurred other refinancing expenses of $8 million which combined are recorded to Refinancing expense in the consolidated statements of operations. In addition, the Company recorded deferred financing costs of $7 million related to the Amendment Agreement and $9 million related to the issuance of the Notes. These deferred financing costs combined with existing deferred financing costs are included in noncurrent Other assets in the consolidated balance sheet as of December 31, 2010. Deferred financing costs of $18 million and $9 million are being amortized over the terms of the Amendment Agreement and the Notes, respectively.

Amortization of deferred financing costs recorded in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Interest expense	7	7	7

Net deferred financing costs recorded in the consolidated balance sheets are as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Noncurrent Other assets	27	27

Principal payments scheduled to be made on the Company’s debt, including short-term borrowings, are as follows:

(In $ millions)

2011	228
2012	45
2013	46
2014	538
2015	42
Thereafter	2,319

Total	3,218

The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2010.

14. Benefit Obligations

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

The Company sponsors various defined contribution plans in North America, Europe and Asia covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. The Company’s matching contribution to the defined contribution plans are based on specified percentages of employee contributions.

The Company participates in multiemployer defined benefit pension plans in Europe covering certain employees. The Company’s contributions to the multiemployer defined benefit pension plans are based on specified percentages of employee contributions.

Contributions to the defined contribution plans and multiemployer defined benefit pension plans are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Defined contribution plans	14	11	13
Multiemployer defined benefit plans	6	6	7

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

The following tables set forth the benefit obligations, the fair value of the plan assets and the funded status of the Company’s pension and postretirement benefit plans; and the amounts recognized in the consolidated financial statements:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2010	2009	2010	2009
	(In $ millions)

Change in projected benefit obligation
Projected benefit obligation at beginning of period	3,342	3,073	281	275
Service cost	30	29	1	1
Interest cost	188	193	15	17
Participant contributions	-	-	22	25
Plan amendments	-	5	-	-
Actuarial (gain) loss(1)	210	230	11	12
Divestitures	-	(3)	-	-
Settlements	-	(1)	-	-
Benefits paid	(227)	(222)	(56)	(59)
Federal subsidy on Medicare Part D	-	-	7	6
Curtailments	(3)	(2)	-	-
Exchange rate changes	(7)	40	1	4

Projected benefit obligation at end of period	3,533	3,342	282	281

Change in plan assets
Fair value of plan assets at beginning of period	2,329	2,170	-	-
Actual return on plan assets	308	306	-	-
Employer contributions	52	44	34	34
Participant contributions	-	-	22	25
Divestitures	-	(2)	-	-
Settlements	-	(3)	-	-
Benefits paid	(227)	(222)	(56)	(59)
Exchange rate changes	(2)	36	-	-

Fair value of plan assets at end of period	2,460	2,329	-	-

Funded status and net amounts recognized
Plan assets less than benefit obligation	(1,073)	(1,013)	(282)	(281)
Unrecognized prior service cost	5	6	1	1
Unrecognized actuarial (gain) loss	720	630	(50)	(63)

Net amount recognized in the consolidated balance sheets	(348)	(377)	(331)	(343)

Amounts recognized in the consolidated balance sheets consist of
Noncurrent Other assets	18	5	-	-
Current Other liabilities	(22)	(22)	(27)	(27)
Pension obligations	(1,069)	(996)	(255)	(254)

Accrued benefit liability	(1,073)	(1,013)	(282)	(281)

Net actuarial (gain) loss	720	630	(50)	(63)
Prior service (benefit) cost	5	6	1	1

Other comprehensive (income) loss(2)	725	636	(49)	(62)

Net amount recognized in the consolidated balance
sheets	(348)	(377)	(331)	(343)

(1)	Primarily relates to change in discount rates.
(2)	Amount shown net of tax of $93 million and $54 million as of December 31, 2010 and 2009, respectively, in the consolidated statements of shareholders’ equity and comprehensive income (loss). See Note 16 for the related tax associated with the pension and postretirement benefit obligations.

The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2010	2009	2010	2009
	(In percentages)

US plans	85	85	89	90
International plans	15	15	11	10

Total	100	100	100	100

The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits
	As of December 31,
	2010	2009
	(In percentages)

US plans	82	83
International plans	18	17

Total	100	100

Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Projected benefit obligation	3,320	3,280
Fair value of plan assets	2,228	2,262

Included in the above table are pension plans with accumulated benefit obligations in excess of plan assets as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Accumulated benefit obligation	3,216	3,169
Fair value of plan assets	2,215	2,249

The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Accumulated benefit obligation	3,436	3,218

Net periodic benefit cost is as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(In $ millions)

Service cost	30	29	31	1	1	1
Interest cost	188	193	195	15	17	17
Expected return on plan assets	(197)	(207)	(218)	-	-	-
Amortization of prior service cost	1	-	-	-	-	-
Recognized actuarial (gain) loss	8	1	1	(4)	(5)	(4)
Curtailment (gain) loss	(4)	(1)	(2)	-	-	-
Settlement (gain) loss	-	-	3	-	-	-
Special termination benefits	-	2	-	-	-	-

Total	26	17	10	12	13	14

Amortization of Accumulated other comprehensive income (loss), net into net periodic benefit cost in 2011 is expected to be as follows:

	Pension	Postretirement
	Benefits	Benefits
	(In $ millions)

Net actuarial (gain) loss	29	(3)
Prior service cost	1	-

Total	30	(3)

The Company maintains two nonqualified pension plans funded with nonqualified trusts for certain US employees included in the consolidated balance sheets as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Marketable securities, at fair value	77	82
Noncurrent Other assets, consisting of insurance contracts	70	66
Current Other liabilities	20	19
Benefit obligations	223	216

Expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified pension trusts, is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Total	16	15	15

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

The principal weighted-average assumptions used to determine benefit obligation are as follows:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2010	2009	2010	2009
	(In percentages)

Discount rate obligations
US plans	5.30	5.90	4.90	5.50
International plans	5.05	5.41	4.95	5.49
Combined	5.26	5.83	4.91	5.50
Rate of compensation increase
US plans	4.00	4.00
International plans	2.66	2.94
Combined	3.58	3.84

The principal weighted-average assumptions used to determine benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(In percentages)

Discount rate obligations
US plans	5.90	6.50	6.30	5.50	6.40	6.00
International plans	5.41	5.84	5.42	5.49	6.11	5.31
Combined	5.83	6.41	6.16	5.50	6.37	5.93
Expected return on plan assets
US plans	8.50	8.50	8.50
International plans	6.07	5.29	5.68
Combined	8.06	7.94	8.05
Rate of compensation increase
US plans	4.00	4.00	4.00
International plans	2.94	3.24	3.15
Combined	3.84	3.90	3.66

The expected rate of return is assessed annually and is based on long-term relationships among major asset classes and the level of incremental returns that can be earned by the successful implementation of different active investment management strategies. Equity returns are based on estimates of long-term inflation rate, real rate of return, 10-year Treasury bond premium over cash and equity risk premium. Fixed income returns are based on maturity, long-term inflation, real rate of return and credit spreads. The US qualified defined benefit plans’ actual return on assets for the year ended December 31, 2010 was 15% versus an expected long-term rate of asset return assumption of 8.5%.

In the US, the rate used to discount pension and other postretirement benefit plan liabilities was based on a yield curve developed from market data of over 300 Aa-grade non-callable bonds at December 31, 2010. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

The Company determines its discount rates in the Euro zone using the iBoxx Euro Corporate AA Bond indices with appropriate adjustments for the duration of the plan obligations. In other international locations, the Company determines its discount rates based on the yields of high quality government bonds with a duration appropriate to the duration of the plan obligations.

On January 1, 2010, the Company’s health care cost trend assumption for US postretirement medical plan’s net periodic benefit cost was 8.5% for the first year declining 0.5% per year to an ultimate rate of 5%. On January 1, 2009, the Company’s health care cost trend assumption for US postretirement medical plan’s net periodic benefit cost was 9% for the first year declining 0.5% per year to an ultimate rate of 5%. On January 1, 2008, the Company’s health care cost trend assumption for US postretirement medical plan’s net periodic benefit cost was 9% for the first two years declining 0.5% per year to an ultimate rate of 5%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase or decrease in the assumed health care cost trend rate would impact postretirement obligations by $4 million and $(4) million, respectively. The effect of a one percent increase or decrease in the assumed health care cost trend rate would have a less than $1 million impact on service and interest cost.

Plan Assets

The investment objective for the plans are to earn, over moving twenty-year periods, the long-term expected rate of return, net of investment fees and transaction costs, to satisfy the benefit obligations of the plan, while at the same time maintaining sufficient liquidity to pay benefit obligations and proper expenses, and meet any other cash needs, in the short- to medium-term.

The weighted average target asset allocations for the Company’s pension plans are as follows (in percentages):

US Plans	2011

Domestic bonds	53
Domestic equities	26
Overseas equities	20
Other	1

Total	100

International Plans	2011

Domestic bonds	74
Domestic equities	17
Overseas equities	5
Other	4

Total	100

The equity and debt securities objectives are to provide diversified exposure across the US and Global equity markets and to manage the plan’s risks and returns through the use of multiple managers and strategies. The fixed income strategy is designed to reduce liability-related interest rate risk by investing in bonds that match the duration and credit quality of the plan liabilities. Derivatives based strategies may be used to improve the effectiveness of the hedges. Other types of investments include investments in real estate and insurance contracts.

The Company adopted certain provisions of FASB ASC Topic 715-20-50, Compensation – Retirement Benefits: Defined Benefit Plans – General: Disclosure (“FASB ASC Topic 715-20-50”), on January 1, 2009. FASB ASC Topic 715-20-50 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period using the framework established under FASB ASC Topic 820. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Valuations for fund investments such as common/collective trusts and registered investment companies, which do not have readily determinable fair values, are typically estimated using a net asset value provided by a third party as a practical expedient.

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

The fair values of pension plan assets are as follows:

	December 31, 2010
	Fair Value Measurement Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In $ millions)

Assets
Cash and cash equivalents	9	-	-	9
Collateralized mortgage obligations	-	21	-	21
Common/collective trusts	-	200	26	226
Corporate debt	2	778	-	780
Corporate stock-common & preferred	737	-	-	737
Derivatives	-	9	-	9
Government debt
Treasuries, other debt	33	236	-	269
Mortgage backed securities	-	68	-	68
Real estate	-	9	-	9
Registered investment companies	-	293	-	293
Short-term investments	-	58	-	58
Insurance contracts	-	29	-	29
Other	7	-	-	7

Total assets	788	1,701	26	2,515

Liabilities
Derivatives	-	(9)	-	(9)

Total liabilities	-	(9)	-	(9)

Total net assets (1)	788	1,692	26	2,506

(1)	Total net assets excludes non-financial plan receivables and payables of $26 million and $72 million, respectively. Non-financial items include due to/from broker, interest receivables and accrued expenses.

	December 31, 2009
	Fair Value Measurement Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In $ millions)

Assets
Cash and cash equivalents	2	-	-	2
Collateralized mortgage obligations	-	16	-	16
Common/collective trusts	-	210	19	229
Corporate debt	-	819	-	819
Corporate stock-common & preferred	521	-	-	521
Derivatives	-	258	-	258
Government debt
Treasuries, other debt	88	211	-	299
Mortgage backed securities	-	53	-	53
Real estate	-	7	-	7
Registered investment companies	-	298	-	298
Short-term investments	-	64	-	64
Other	6	-	-	6
Insurance contracts	-	28	-	28

Total assets	617	1,964	19	2,600

Liabilities
Derivatives	-	(283)	-	(283)

Total liabilities	-	(283)	-	(283)

Total net assets (1)	617	1,681	19	2,317

(1)	Total net assets excludes non-financial plan receivables and payables of $129 million and $117 million, respectively. Non-financial items include due to/from broker, interest receivables and accrued expenses.

The Company’s Level 3 investment in common/collective trusts was valued using significant unobservable inputs. Inputs to this valuation include characteristics and quantitative data relating to the asset, investment cost, position size, liquidity, current financial condition of the company and other relevant market data. Level 3 fair value measurements using significant unobservable inputs are as follows:

	As of December 31,
	2010	2009
	(In $ millions)

As of the beginning of the year	19	7
Unrealized gains (losses)	8	10
Purchases, sales, issuances and settlements, net	(1)	2

As of the end of the year	26	19

The financial objectives of the qualified pension plans are established in conjunction with a comprehensive review of each plan’s liability structure. The Company’s asset allocation policy is based on detailed asset/liability analyses. In developing investment policy and financial goals, consideration is given to each plan’s demographics, the returns and risks associated with current and alternative investment strategies and the current and projected cash, expense and funding ratios of each plan. Investment policies must also comply with local statutory requirements as determined by each country. A formal asset/liability study of each plan is undertaken every 3 to 5 years or whenever there has been a material change in plan demographics, benefit structure or funding status and investment market.

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

Employer contributions for pension benefits and postretirement benefits are estimated to be $178 million and $27 million, respectively, in 2011. The table below reflects pension benefits expected to be paid from the plans or from the Company’s assets. The postretirement benefits represent the Company’s share of the benefit cost.

		Postretirement
		Benefit
	Pension		Expected
	Benefit		Federal
	Payments(1)	Payments	Subsidy
	(In $ millions)

2011	232	57	7
2012	230	57	7
2013	228	58	7
2014	227	59	3
2015	226	60	3
2016-2020	1,165	290	12

(1)	Payments are expected to be made primarily from plan assets.

Other Obligations

Additional benefit liabilities and other similar obligations are as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Long-term disability	27	30
Other	8	8

15. Environmental

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

Expenditures, including expenditures for legal compliance, internal environmental initiatives, remediation of active, divested, demerger and US Superfund sites (as defined below) and capital projects are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Environmental expenditures	66	78	78
Capital project-related environmental expenditures	19	22	13

Environmental remediation reserves are recorded in the consolidated balance sheets as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Current Other liabilities	16	13
Noncurrent Other liabilities	85	93

Total	101	106

Environmental remediation reserves recorded in the consolidated balance sheets are categorized as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Demerger obligations (Note 23)	36	36
Divestiture obligations (Note 23)	26	28
US Superfund sites	13	10
Other environmental remediation reserves	26	32

Total	101	106

Remediation

Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG (“Hoechst”), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 23). The Company provides for such obligations when the event of loss is probable and reasonably estimable.

Remediation efforts recorded in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Cost of sales	1	9	3
Selling, general and administrative expenses	8	6	1

The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

The Company did not record any insurance recoveries related to these matters for the reported periods and there are no receivables for insurance recoveries as of December 31, 2010. As of December 31, 2010 and 2009, there were receivables of $7 million and $9 million, respectively, from the former owner of the Company’s cellulose Spondon, Derby, United Kingdom acetate flake, tow and film business, which was acquired in 2007, and is included in the Company’s Consumer Specialties segment.

German InfraServs

On January 1, 1997, coinciding with a reorganization of the Hoechst businesses in Germany, real estate service companies (“InfraServs”) were created to own directly the land and property and to provide various technical and administrative services at each of the manufacturing locations. The Company holds an interest in manufacturing operations at the InfraServ location in Frankfurt am Main-Hoechst, Germany and holds interests in the companies which own and operate the former Hoechst sites in Gendorf, Knapsack and Wiesbaden.

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

The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ partnership. In view of this potential obligation to eliminate residual contamination, the InfraServs, primarily relating to equity and cost investments which are not consolidated by the Company, have reserves of $94 million as of December 31, 2010 and 2009.

If an InfraServ partner defaults on its respective indemnification obligations to eliminate residual contamination, the owners of the remaining participation in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServs or their owners, these liabilities are to be borne by the Company in accordance with the demerger agreement. However, Hoechst, and its legal successors, will reimburse the Company for two-thirds of any such costs. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on several sites that were not transferred to InfraServ companies, in which case Hoechst, and its legal successors, must also reimburse the Company for two-thirds of any costs so incurred. The German InfraServs are owned partially by the Company, as noted below, and the remaining ownership is held by various other companies. The Company’s ownership interest and environmental liability participation percentages for such liabilities which cannot be attributed to an InfraServ partner were as follows as of December 31, 2010:

	Ownership %	Liability %

InfraServ GmbH & Co. Gendorf KG	39	10
InfraServ GmbH & Co. Knapsack KG	27	22
InfraServ GmbH & Co. Hoechst KG	32	40
InfraServ GmbH & Co. Wiesbaden KG	8	-
InfraServ Verwaltungs GmbH	100	-

US Superfund Sites

In the US, the Company may be subject to substantial claims brought by US federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the US Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 36 sites. At most of these sites, numerous companies, including the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot accurately determine its ultimate liability for investigation or cleanup costs at these sites.

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

US Superfund site reserves were utilized as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Total	2	1	2

Additional provisions and adjustments recorded during the years ended December 31, 2010, 2009 and 2008 approximately offset these expenditures.

16. Shareholders’ Equity

Preferred Stock

On February 1, 2010, the Company delivered notice to the holders of its 4.25% Convertible Perpetual Preferred Stock (the “Preferred Stock”) that it was calling for the redemption of all 9.6 million outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the Company’s Series A common stock, par value $0.0001 per share, at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Series A common stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by the Company on February 22, 2010 for 7,437 shares of Series A common stock, in accordance with the terms of the Preferred Stock. In addition to the shares of Series A common stock issued in respect of the shares of Preferred Stock converted and redeemed, the Company paid cash in lieu of fractional shares. The Company recorded expense of less than $1 million to Additional paid-in capital in the consolidated statements of shareholders’ equity and comprehensive income (loss) for the year ended December 31, 2010 related to the conversion and redemption of the Preferred Stock.

Common Stock

The Company’s Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company’s Series A common stock unless the Company’s Board of Directors, in its sole discretion, determines otherwise. Further, such dividends payable to holders of the Company’s Series A common stock cannot be declared or paid nor can any funds be set aside for the payment thereof, unless the Company has paid or set aside funds for the payment of all accumulated and unpaid dividends with respect to the shares of the Company’s Preferred Stock. As discussed above, all Preferred Stock was redeemed by the Company in February 2010 and no preferred stock or accumulated dividends remained outstanding as of December, 31, 2010. The amount available to pay cash dividends is restricted by the Company’s senior credit agreement and the Notes.

In April 2010, the Company announced that its Board of Directors approved a 25% increase in the Company’s quarterly Series A common stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.04 to $0.05 per share of Series A common stock on a quarterly basis. The new dividend rate was applicable to dividends payable beginning in August 2010.

The Company declared and paid cash dividends to holders of its Series A common stock as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Total	28	23	24

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

				Total From
	Year Ended December 31,			Inception Through
	2010	2009	2008	December 31, 2010

Shares repurchased	1,667,592	-	9,763,200	11,430,792
Average purchase price per share	$28.77	$-	$38.68	$37.24
Amount spent on repurchased
shares (in millions)	$48	$-	$378	$426

The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

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

The components of Accumulated other comprehensive income (loss), net are as follows:

						Accumulated
	Unrealized			Unrealized	Pension and	Other
	Gain (Loss) on		Foreign	Gain (Loss)	Postretire-	Comprehensive
	Marketable		Currency	on Interest	ment	Income
	Securities		Translation	Rate Swaps	Benefits	(Loss), Net
					As Adjusted (Note 4)
	(In $ millions)

Balance as of December 31, 2007	26		87	(37)	120	196
Current period change	(23	) (1)	(130)	(79)	(549)	(781)
Tax benefit (expense)	-		-	-	5	5

Balance as of December 31, 2008	3		(43)	(116)	(424)	(580)
Current period change	(5)		10	23	(150)	(122)
Tax benefit (expense)	2		(5)	(8)	53	42

Balance as of December 31, 2009	-		(38)	(101)	(521)	(660)
Current period change	-		26	32	(102)	(44)
Tax benefit (expense)	(1)		11	(15)	39	34

Balance as of December 31, 2010	(1)		(1)	(84)	(584)	(670)

(1)	Includes a net reclassification adjustment of ($2) million to the consolidated statements of operations.

17. Other (Charges) Gains, Net

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Employee termination benefits	(32)	(105)	(21)
Plant/office closures	(4)	(17)	(7)
Asset impairments	(74)	(14)	(115)
Ticona Kelsterbach plant relocation (Note 28)	(26)	(16)	(12)
Insurance recoveries, net (Note 29)	18	6	38
Resolution of commercial disputes	13	-	-
Plumbing actions (Note 23)	59	10	-
Sorbates antitrust actions	-	-	8
Other	-	-	1

Total	(46)	(136)	(108)

2010

In March 2010, the Company concluded that certain long-lived assets were partially impaired at its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 4). Accordingly, the Company wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million during the year ended December 31, 2010. The Company calculated the fair value for the reporting unit using a discounted cash flow model incorporating discount rates commensurate with the risks involved which is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model included discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

As a result of the announced closure of the Company’s acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 4), the Company recorded $15 million of employee termination benefits during the year ended December 31, 2010. The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

As a result of the Company’s Pardies, France “Project of Closure” (Note 4), the Company recorded exit costs of $12 million during the year ended December 31, 2010, which consisted of $6 million in employee termination benefits, $1 million of long-lived asset impairment losses, $2 million of contract termination costs and other plant closure costs and $3 million of reindustrialization costs. The Pardies, France facility is included in the Acetyl Intermediates segment.

As a result of several business optimization projects undertaken by the Company beginning in 2009 and continuing throughout 2010, the Company recorded $11 million in employee termination costs during the year ended December 31, 2010.

Other charges for the year ended December 31, 2010 also included gains of $13 million, net, related to settlements in resolution of a commercial disputes. The settlements were recorded in the Company’s Consumer Specialties segment.

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

As a result of the “Project of Closure” (Note 4), Other charges for the Company included exit costs of $89 million during the year ended December 31, 2009, which consisted of $60 million in employee termination benefits, $17 million of contract termination costs and $12 million of long-lived asset impairment losses related to capitalized costs associated with asset retirement obligations (Note 12). The Pardies, France facility is included in the Acetyl Intermediates segment.

Due to continued declines in demand in automotive and electronic sectors during 2009, the Company announced plans to reduce capacity by ceasing polyester polymer production at its Ticona manufacturing plant in Shelby, North Carolina. Other charges for the year ended December 31, 2009 included employee termination benefits of $2 million and long-lived asset impairment losses of $1 million related to this event. The Shelby, North Carolina facility is included in the Advanced Engineered Materials segment.

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

The changes in the restructuring reserves by business segment are as follows:

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total
	(In $ millions)

Employee Termination Benefits
Reserve as of December 31, 2008	2	2	6	17	2	29
Additions	12	9	6	66	12	105
Cash payments	(8)	(7)	(9)	(23)	(7)	(54)
Exchange rate changes	1	-	-	-	-	1

Reserve as of December 31, 2009	7	4	3	60	7	81
Additions	2	17	-	6	7	32
Cash payments	(6)	(3)	(3)	(37)	(4)	(53)
Other changes	-	(1)	-	-	-	(1)
Exchange rate changes	-	(1)	-	(5)	-	(6)

Reserve as of December 31, 2010	3	16	-	24	10	53

Plant/Office Closures
Reserve as of December 31, 2008	-	2	-	-	1	3
Additions	-	-	-	17	-	17
Transfers	-	(2)	-	-	-	(2)
Cash payments	-	-	-	-	-	-

Reserve as of December 31, 2009	-	-	-	17	1	18
Additions	-	-	-	6	-	6
Cash payments	-	-	-	(18)	-	(18)
Exchange rate changes	-	-	-	(2)	-	(2)

Reserve as of December 31, 2010	-	-	-	3	1	4

Total	3	16	-	27	11	57

18. Income Taxes

Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2010	2009	2008
		As Adjusted (Note 4)
	(In $ millions)

US	214	294	135
International	324	(43)	298

Total	538	251	433

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Current
US	62	11	62
International	35	148	92

Total	97	159	154
Deferred
US	16	(404)	(37)
International	(1)	2	(54)

Total	15	(402)	(91)

Income tax provision (benefit)	112	(243)	63

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Deferred tax assets
Pension and postretirement obligations	356	361
Accrued expenses	233	195
Inventory	10	10
Net operating loss and tax credit carryforwards	422	375
Other	193	220

Subtotal	1,214	1,161
Valuation allowance	(385)	(334	) (1)

Total	829	827

Deferred tax liabilities
Depreciation and amortization	323	336
Investments	47	45
Other	68	90

Total	438	471

Net deferred tax assets (liabilities)	391	356

(1)	Includes deferred tax asset valuation allowances primarily for the Company’s deferred tax assets in the US, Luxembourg, France, Spain, China, the United Kingdom and Germany, as well as other foreign jurisdictions. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

The Company maintained a valuation allowance against its US net deferred tax assets since 2004. During 2009, the Company concluded that, due to cumulative profitability, it is more likely than not that it will realize its net US deferred tax assets with the exception of certain state net operating loss carryforwards. Accordingly, during the year ended December 31, 2009, the Company recorded a deferred tax benefit of $492 million for the release of the beginning-of-the-year US valuation allowance associated with those US net deferred tax assets expected to be realized in 2009 and subsequent years.

For the year ended December 31, 2010, the valuation allowance increased by $51 million consisting of: (a) income tax expense, net, of $39 million, (b) a decrease of $13 million related to foreign currency translation adjustments and (c) $25 million of other increases related to unrecognized tax benefits and other adjustments to deferred taxes. The change in valuation allowance associated with foreign currency translation adjustments is related to changes in deferred tax assets for unrealized foreign exchange gains and losses on effective hedges and on foreign income previously taxed but not yet received in the US. The benefit also relates to foreign currency translation adjustments for deferred tax assets recorded in various foreign jurisdictions. The increase related to unrecognized tax benefits and other adjustments to deferred taxes includes adjustments to temporary differences and net operating loss carryforwards due to changes in uncertain tax positions.

A reconciliation of the significant differences between the US federal statutory tax rate of 35% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Income tax provision computed at US federal statutory tax rate	188	88	152
Change in valuation allowance	39	(314)	(5)
Equity income and dividends	(41)	(20)	(17)
(Income) expense not resulting in tax impact	8	4	18
US tax effect of foreign earnings and dividends	28	10	(5)
Other foreign tax rate differentials (1)	(48)	(15)	(84)
Legislative changes	(71)	71	3
Tax-deductible interest on foreign equity investments and other related items	(3)	(76)	-
State income taxes and other	12	9	1

Income tax provision (benefit)	112	(243)	63

(1)	Includes impact of earnings from China and Singapore subject to tax holidays which expire between 2008 and 2013 and favorable tax rates in other jurisdictions.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of $2.9 billion as of December 31, 2010 as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The effective tax rate for continuing operations for the year ended December 31, 2010 was 21% compared to (97)% for the year ended December 31, 2009. The effective tax rate for 2009 was favorably impacted by the release of the US valuation allowance on net deferred tax assets, partially offset by increases in valuation allowances on certain foreign net deferred tax assets and the effect of new tax legislation in Mexico. The effective rate for the year ended December 31, 2010 was favorably impacted by amendments to tax legislation in Mexico.

The Company operates under tax holidays in various countries which are effective through December 2013. In China, one of the Company’s entities has a tax holiday that provided for a zero percent tax rate in 2008. For 2009 through 2011, the Company’s tax rate is 50% of the statutory rate, or 12.5% based on the 2010 statutory rate of 25%. In Singapore, one of the Company’s entities has a tax holiday that provides for a zero percent tax rate through 2011. The Company realized no material benefits from tax holidays for the year ended December 31, 2010.

Mexico enacted the 2008 Fiscal Reform Bill on October 1, 2007. Effective January 1, 2008, the bill repealed the existing asset-based tax and established a dual income tax system consisting of a new minimum flat tax (the “IETU”) and the existing regular income tax system. The IETU system taxes companies on cash basis net income, consisting only of certain specified items of revenue and expense, at a rate of 16.5%, 17% and 17.5% for 2008, 2009 and 2010 forward, respectively. In general, companies must pay the higher of the income tax or the IETU, although the IETU is not creditable against future income tax liabilities. The Company has determined that it will primarily be subject to the IETU in future periods. Accordingly, the Company has recorded tax expense (benefit) of $19 million, $(5) million and $7 million for the years ended December 31, 2010, 2009 and 2008, respectively, for the tax effects of the IETU system.

In December 2009, Mexico enacted the 2010 Mexican Tax Reform Bill (“Tax Reform Bill”) to be effective January 1, 2010. Under this legislation, the corporate income tax rate was temporarily increased from 28% to 30% for 2010 through 2012, reduced to 29% in 2013 and reduced to 28% in 2014 and future years. These rate changes would impact the Company in the event that it reverts to paying taxes on a regular income tax basis versus on the IETU basis. Further, under current law, income tax loss carryforwards reported in the tax consolidation that were not utilized on an individual company basis within 10 years were subject to recapture. The Tax Reform Bill as enacted accelerated this recapture period from 10 years to 5 years and effectively required payment of taxes even if no benefit was obtained through the tax consolidation regime. Finally, significant modifications were made to the rules for income taxes previously deferred on intercompany dividends, as well as to income taxes related to differences between consolidated and individual Mexican tax earnings and profits. The estimated income tax impact to the Company of the Tax Reform Bill at December 31, 2009 was $73 million and was recorded to Income tax (provision) benefit in the consolidated statements of operations.

In March 2010, the Mexican tax authorities issued Miscellaneous Tax Resolutions (“MTRs”) to clarify various provisions included in the Tax Reform Bill related to recapture amounts for 2004 and prior years, including certain aspects of the recapture rules related to income tax loss carryforwards, intercompany dividends and differences between consolidated and individual Mexican tax earnings and profits. At March 31, 2010, the application of the MTRs resulted in a reduction of $43 million to the estimated income tax impact of the Tax Reform Bill that was initially recorded by the Company during the year ended December 31, 2009.

In December 2010, the Mexican tax authorities issued an additional MTR addressing tax year 2005 and subsequent periods. The MTRs issued in March 2010 and December 2010 eliminated the recapture tax on losses for which no tax benefit was received in consolidation and also clarified certain other aspects of the Tax Reform Bill originally enacted in December 2009. The December 2010 MTR resulted in an additional reduction of $27 million to the estimated tax liability previously recorded by the Company. After inflation and exchange rate changes, the Company’s estimated tax liability at December 31, 2010 related to the combined Tax Reform Bill and 2010 MTRs is $6 million, payable from 2011 to 2018.

In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Currently, employers providing retiree prescription drug coverage that is at least as valuable as the coverage offered under Medicare Part D are entitled to a subsidy from the government. Prior to the new law, employers were entitled to deduct the entire cost of providing the retiree prescription drug coverage, even though a portion was offset by the subsidy. Under the new legislation, in years subsequent to 2012, the tax deductible prescription coverage is reduced by the amount of the subsidy. As a result, the Company reduced its deferred tax asset related to postretirement prescription drug coverage by the amount of the subsidy to be received subsequent to 2012. This reduction of $7 million to the Company’s deferred tax asset was recorded to Income tax (provision) benefit in the consolidated statements of operations during the three months ended March 31, 2010.

On December 17, 2010, the President of the United States signed a multi-billion dollar tax package, the Tax Relief, Unemployment Reauthorization and Job Creation Act of 2010 (2010 Tax Relief Act or act). The 2010 Tax Relief Act extends the Bush-era individual and capital gains/dividend tax cuts for all individual taxpayers for two years and includes a one year payroll tax cut for individuals. The act also increases 50 percent bonus depreciation to 100 percent for qualified investments made after September 8, 2010 and before January 1, 2012, and the act also makes 50 percent bonus depreciation available for qualified property placed in service after December 31, 2011 and before January 1, 2013. The 2010 Tax Relief Act also provided a two year extension of expired provisions that were relevant to the Company including the research tax credit and look through treatment for controlled foreign corporations. The impact to the company of the new legislation was not material for the year ended December 31, 2010, but the items noted will provide additional tax benefits to the company in 2011 and 2012.

As of December 31, 2010, the Company had US federal net operating loss carryforwards of $39 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2021. At December 31, 2010, the Company also had state net operating loss carryforwards, net of federal tax impact, of $52 million, $48 million of which are offset by a valuation allowance due to uncertain recoverability. A portion of these loss carryforwards will begin to expire in 2011.

The Company also had foreign net operating loss carryforwards as of December 31, 2010 of $1.0 billion for Luxembourg, France, Spain, Canada, China, the United Kingdom, Germany and other foreign jurisdictions with various expiration dates. Net operating losses in China have various carryforward periods and begin expiring in 2011. Net operating losses in most other foreign jurisdictions have no expiration date. Net operating losses in Mexico have a ten year carryforward period and began to expire in 2009. However, these losses are not available for use under the new IETU tax regulations in Mexico. As the IETU is the primary system upon which the Company will be subject to tax in future periods, no deferred tax asset has been reflected in the consolidated balance sheets as of December 31, 2010 for these income tax loss carryforwards.

FASB ASC Topic 740 Income Taxes (“FASB ASC Topic 740”), clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax benefit is required to meet before being recognized in the financial statements. FASB ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the amount of unrecognized tax benefits included in Uncertain tax positions in the consolidated balance sheets is as follows:

	Year Ended December 31,
	2010	2009
	(In $ millions)

As of the beginning of the year	208	195
Increases in tax positions for the current year	-	19
Increases in tax positions for prior years	85	39
Decreases in tax positions of prior years	(48)	(38)
Settlements	(1)	(7)

As of the end of the year	244	208

Included in the unrecognized tax benefits as of December 31, 2010 are $264 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. As of December 31, 2010, $15 million of unrecognized tax benefits are included in current Other liabilities (Note 11) in the consolidated balance sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax (provision) benefit in the consolidated statements of operations as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Interest and penalties related to unrecognized tax benefits	12	7	2

As of December 31, 2010 and 2009, cumulative interest and penalties included in Uncertain tax positions in the consolidated balance sheets were $56 million and $45 million, respectively.

The Company operates in the US (including multiple state jurisdictions), Germany and approximately 40 other foreign jurisdictions including Canada, China, France, Mexico and Singapore. Examinations are ongoing in a number of those jurisdictions including, most significantly, in Germany for the years 2001 to 2004 and 2005 to 2007, and in the US for the years 2006 to 2008, which were selected for audit in 2010. The Company’s US federal income tax returns for 2003 and beyond are open for examination under statute. The Company’s German corporate tax returns for 2001 and beyond are open for examination under statute. Currently, unrecognized tax benefits are not expected to change significantly over the next 12 months.

19.	Stock-Based and Other Management Compensation Plans

In April 2009, the Company approved a global incentive plan which replaces the Company’s 2004 stock incentive plan. The 2009 Global Incentive Plan (“GIP”) enables the compensation committee of the Board of Directors to award incentive and nonqualified stock options, stock appreciation rights, shares of Series A common stock, restricted stock, restricted stock units (“RSUs”) and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions that provide effective incentive to Company employees (including officers), non-management directors and other service providers. Under the 2009 GIP, the Company no longer can grant RSUs with the right to participate in dividends or dividend equivalents.

The maximum number of shares that may be issued under the 2009 GIP is equal to 5,350,000 shares plus (a) any shares of Series A common stock that remain available for issuance under the 2004 Stock Incentive Plan (“SIP”) (not including any shares of Series A common stock that are subject to outstanding awards under the 2004 SIP or any shares of Series A common stock that were issued pursuant to awards under the 2004 SIP) and (b) any awards under the 2004 stock incentive plan that remain outstanding that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the award to the extent that such award is exercised for or settled in vested and non-forfeitable shares). As of December 31, 2010, total shares available for awards and total shares subject to outstanding awards are as follows:

	Shares Available for	Shares Subject to
	Awards	Outstanding Awards

2009 Global Incentive Plan	2,322,450	2,530,454
2004 Stock Incentive Plan	-	5,923,147

Upon the termination of a participant’s employment with the Company by reason of death or disability or by the Company without cause (as defined in the respective award agreements), an award in amount equal to (i) the value of the award granted multiplied by (ii) a fraction, (x) the numerator of which is the number of full months between grant date and the date of such termination, and (y) the denominator of which is the term of the award, such product to be rounded down to the nearest whole number, and reduced by (iii) the value of any award that previously vested, shall immediately vest and become payable to the Participant. Upon the termination of a Participant’s employment with the Company for any other reason, any unvested portion of the award shall be forfeited and cancelled without consideration.

There was $19 million and $0 million of tax benefit realized from stock option exercises and vesting of RSUs during the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2008 the Company reversed $8 million of the $19 million tax benefit that was realized during the year ended December 31, 2007.

Deferred Compensation

In April 2007, certain participants in the Company’s 2004 deferred compensation plan elected to participate in a revised program, which includes both cash awards and restricted stock units (see Restricted Stock Units below). Based on participation in the revised program, the Company expensed $9 million, $10 million and $8 million during the years ended December 31, 2010, 2009 and 2008, respectively, related to the revised program and made payments of $4 million during the year ended December 31, 2010 to participants who left the Company and $28 million to active employees during December 2010. As of December 31, 2010, $1 million remains to be paid during 2011 under the revised program.

As of December 31, 2009, there was no deferred compensation payable remaining associated with the 2004 deferred compensation plan. The Company recorded expense related to participants continuing in the 2004 deferred compensation plan of $0 million, $1 million and $3 million during the years ended December 31, 2010, 2009 and 2008, respectively.

In December 2007, the Company adopted a deferred compensation plan whereby certain of the Company’s senior employees and directors were offered the opportunity to defer a portion of their compensation in exchange for a future payment amount equal to their deferments plus or minus certain amounts based upon the market performance of specified measurement funds selected by the participant. Participants are required to make deferral elections under the plan prior to January 1 of the year such deferrals will be withheld from their compensation. The Company expensed less than $1 million during each of the years ended December 31, 2010, 2009 and 2008 related to this plan.

Long-Term Incentive Plan

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

Activity recorded in the consolidated financial statements related to the time-vesting cash awards is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Expense	7	7	1
Payments to active employees	5	6	-
Payments to terminated employees	1	1	-

Stock Options

The Company has a stock-based compensation plan that makes awards of stock options to the Company’s executives and certain employees. It is the Company’s policy to grant options with an exercise price equal to the average of the high and low price of the Company’s Series A common stock on the grant date. The options issued have a term ranging from seven to ten years and vest on a graded basis over four years. The estimated value of the Company’s stock-based awards less expected forfeitures is recognized over the awards’ respective vesting period on a straight-line basis.

Generally, vested stock options are exercised through a broker-assisted cashless exercise program. A broker-assisted cashless exercise is the simultaneous exercise of a stock option by an employee and a sale of the shares through a broker. Authorized shares of the Company’s Series A common stock are used to settle stock options.

In October 2010, the Company granted awards of stock options to certain executive officers of the Company that require a holding period of one year subsequent to exercising a stock option award for net profit shares (as defined below) acquired upon exercise. Net profit shares means the aggregate number of Shares determined by the Company’s human resources department representing the total number of shares remaining after taking into account the following costs related to exercise: (i) the aggregate option price with respect to the exercise; (ii) the amount of all applicable taxes with respect to the exercise, assuming the participant’s maximum applicable federal, state and local tax rates (and applicable employment taxes); and (iii) any transaction costs.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.27%	1.90%	3.30%
Estimated life in years	5.72	5.20	7.70
Dividend yield	0.59%	0.96%	0.38%
Volatility	51.75%	54.30%	31.40%

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on the Company’s historical volatilities. When establishing the expected life assumptions, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

The summary of changes in stock options outstanding is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	(In millions)	(In $)	(In years)	(In $ millions)

As of December 31, 2009	6.0	19.01
Granted	0.2	32.40
Exercised	(0.8)	17.32
Forfeited	(0.1)	39.42

As of December 31, 2010	5.3	19.27	4.2	115

Options exercisable at end of year	4.7	18.14	4.0	108

The weighted-average grant-date fair values of stock options granted is as follows:

	Year Ended December 31,
	2010	2009	2008

Total	$14.76	$7.46	$16.78

The total intrinsic value of options exercised and cash received from stock option exercises is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Intrinsic value	13	9	27
Cash received	14	14	18

As of December 31, 2010, the Company had approximately $5 million of total unrecognized compensation expense related to stock options, excluding actual forfeitures, which is expected to be recognized over the weighted-average period of 2.4 years.

During 2009, the Company extended the contractual life of 4 million fully vested share options held by 6 employees. As a result of that modification, the Company recognized additional compensation expense of $1 million for the year ended December 31, 2009.

Restricted Stock Units

The Company’s RSUs are net settled by withholding shares of the Company’s Series A common stock to cover minimum statutory income taxes and remitting the remaining shares of the Company’s Series A common stock to an individual brokerage account. Authorized shares of the Company’s Series A common stock are used to settle RSUs.

Performance-based RSUs. The Company grants performance-based RSUs to the Company’s executive officers and certain employees once per year. The Company may also grant performance-based RSUs to certain new employees or to employees who assume positions of increasing responsibility at the time those events occur. The number of performance-based RSUs that ultimately vest is dependent on one or both of the following according to the terms of the specific award agreement: The achievement of a) internal profitability targets (performance condition) and b) market performance targets measured by the comparison of the Company’s stock performance versus a defined peer group (market condition).

The performance-based RSUs generally cliff-vest during the Company’s quarter-end September 30 black-out period three years from the date of grant. The ultimate number of shares of the Company’s Series A common stock issued will range from zero to stretch, with stretch defined individually under each award, net of shares used to cover personal income taxes withheld. The market condition is factored into the estimated fair value per unit and compensation expense for each award will be based on the probability of achieving internal profitability targets, as applicable, and recognized on a straight-line basis over the term of the respective grant, less estimated forfeitures. For performance-based RSUs granted without a performance condition, compensation expense is based on the fair value per unit recognized on a straight-line basis over the term of the grant, less estimated forfeitures. Upon the termination of participant’s employment by the Company without cause prior to the vesting date, the participant is eligible for a prorated number of performance-based RSUs based on a formula as outlined in each agreement.

A summary of changes in performance-based RSUs outstanding is as follows:

			Weighted
	Number of		Average
	Units		Fair Value
	(In thousands)		(In $)

Nonvested at December 31, 2009	1,415		25.24
Granted	350		41.34
Vested	(179	) (1)	23.63
Cancelled	(69)		23.63
Forfeited	(72)		29.64

Nonvested at December 31, 2010	1,445		29.19

(1)	Shares vested on December 31, 2010; however, the shares were not released until January 2011.

The fair value of shares vested for performance-based RSUs is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Total	8	2	3

Fair value for the Company’s performance-based RSUs was estimated at the grant date using a Monte Carlo simulation approach less the present value of the expected dividends not received during the performance period. Monte Carlo simulation was utilized to randomly generate future stock returns for the Company and each company in the defined peer group for each grant based on company-specific dividend yields, volatilities and stock return correlations. These returns were used to calculate future performance-based RSU vesting percentages and the simulated values of the vested performance-based RSUs were then discounted to present value using a risk-free rate, yielding the expected value of these performance-based RSUs.

The range of assumptions used in the Monte Carlo simulation approach is outlined in the following table:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	0.79%	1.11%	1.05%
Dividend yield	0.00 - 4.18%	0.00 - 4.64%	0.00 - 12.71%
Volatility	25 - 70%	25 - 75%	20 - 70%

Time-based RSUs. The Company grants non-employee Directors time-based RSUs annually that generally vest one year after grant. The fair value of the time-based RSUs is equal to the closing price of the Company’s Series A common stock on the grant date less the present value of the expected dividends not received during the vesting period.

The Company also grants time-based RSUs to the Company’s executives and certain employees that vest ratably over time intervals ranging from three to four years. The fair value of the time-based RSUs is equal to the average of the high and low price of the Company’s Series A common stock on the grant date less the present value of the expected dividends not received during the vesting period. Upon the termination of participant’s employment by the Company without cause prior to the vesting date, the participant is eligible for a prorated number of time-based RSUs based on a formula as outlined in each agreement.

A summary of changes in time-based RSUs outstanding is as follows:

	Employee Time-based RSUs		Director Time-Based RSUs
		Weighted		Weighted
	Number of	Average	Number of	Average
	Units	Fair Value	Units	Fair Value
	(In thousands)	(In $)	(In thousands)	(In $)

Nonvested at December 31, 2009	502	25.57	41	16.58
Granted	322	30.12	21	33.13
Vested	(165)	27.62	(41)	16.58
Forfeited	(52)	25.10	-	-

Nonvested at December 31, 2010	607	26.41	21	33.13

As of December 31, 2010, there was approximately $40 million of unrecognized compensation cost related to RSUs, excluding actual forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.

The fair value of shares vested for time-based RSUs is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Total	6	2	1

In October and December 2010, the Company granted time-based RSUs and performance-based RSUs, respectively, to executive officers and certain employees of the Company. The grant requires a holding period of seven years from the grant date of the awards for 0 % to 45 % of the shares vested, depending on salary level, as specified in each individual agreement. The Company’s Chief Executive Officer (“CEO”) has a requirement to hold 75 % of the shares vested for seven years from the grant date. The fair value of the RSUs with holding periods were discounted an additional 30 % due to the lack of transferability of these RSUs during the holding period. The discount was determined using the weighted-average results as calculated under the Chaffe and Finnerty models.

Performance Units

In December 2008, the Company granted 200,000 performance units to be settled in cash to the Company’s CEO. The terms of the performance units are substantially similar to the performance-based RSUs granted in December 2008 and include a performance condition and a market condition. The value of the performance units is equivalent to the value of one share of the Company’s Series A common stock and any amounts that may vest under the performance unit award agreement are to be settled in cash rather than shares of the Company’s Series A common stock. The compensation committee of the Board of Directors may elect to convert all or any portion of the performance units award to an award of an equivalent value of performance-based RSUs. The performance units vest on October 14, 2011.

20.	Leases

Total rent expense charged to operations under all operating leases is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Total	160	148	141

Future minimum lease payments under non-cancelable rental and lease agreements which have initial or remaining terms in excess of one year as of December 31, 2010 are as follows:

	Capital	Operating
	(In $ millions)

2011	43	62
2012	42	48
2013	39	44
2014	39	38
2015	34	45
Later years	285	99
Sublease income	-	(25)

Minimum lease commitments	482	311

Less amounts representing interest	237

Present value of net minimum lease obligations	245

The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

21.	Derivative Financial Instruments

Interest Rate Risk Management

To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of the variable rate debt to a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges. If an interest rate swap agreement is terminated prior to its maturity, the amount previously recorded to Accumulated other comprehensive income (loss), net is recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded to Accumulated other comprehensive income (loss), net are recognized into earnings immediately.

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

In August 2010, the Company executed a forward-starting interest rate swap with a notional amount of $1.1 billion. As a result of the swap, the Company has fixed the LIBOR portion of $1.1 billion of the Company’s floating rate debt at 1.7125 % effective January 2, 2012 through January 2, 2014.

US-dollar interest rate swap derivative arrangements are as follows:

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)

100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%

2,600

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 13).

As of December 31, 2009
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)

100	April 2, 2007	January 4, 2010	4.92%
100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%

1,600

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 13).

Euro interest rate swap derivative arrangements are as follows:

As of December 31, 2010 and December 31, 2009
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In € millions)

150	April 2, 2007	April 2, 2011	4.04%

(1)	Fixes the EURIBOR portion of the Company’s Euro denominated variable rate borrowings (Note 13).

Interest rate swap activity recorded in the consolidated financial statements is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Hedging activities
Interest expense	(68)	(63)	(18)
Ineffective portion
Other income (expense), net	-	-	1
Unrealized gain (loss)
Other comprehensive income (loss), net of tax	17	15	(79)

Foreign Exchange Risk Management

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. Through these instruments, the Company mitigates its foreign currency exposure on transactions with third party entities as well as intercompany transactions. The foreign currency forwards and swaps are not designated as hedges under FASB ASC Topic 815. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are classified as Other income (expense), net, in the consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are classified as Foreign exchange gain (loss), net, in the consolidated statements of operations.

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

2011 Maturity
(In $ millions)

Currency
Euro	(217)
British pound sterling	(43)
Chinese renminbi	(265)
Mexican peso	22
Singapore dollar	26
Canadian dollar	35
Japanese yen	1
Brazilian real	(12)
Swedish krona	14
Other	6

Total	(433)

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

The notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Total	751	1,463

The effective portion of the gain (loss) on the derivative (cross currency swaps) is recorded in the consolidated financial statements as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Accumulated other comprehensive income (loss), net	-	-	(19)

The gain (loss) related to items excluded from the assessment of hedge effectiveness of the cross currency swaps are recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Other income (expense), net	-	-	1

Commodity Risk Management

The Company has exposure to the prices of commodities in its procurement of certain raw materials. The Company manages its exposure to commodity risk primarily through the use of long-term supply agreements, multi-year purchasing and sales agreements and forward purchase contracts. The Company regularly assesses its practice of using forward purchase contracts and other raw material hedging instruments in accordance with changes in market conditions. Forward purchases and swap contracts for raw materials are principally settled through physical delivery of the commodity. For qualifying contracts, the Company has elected to apply the normal purchases and normal sales exception of FASB ASC Topic 815 based on the probability at the inception and throughout the term of the contract that the Company would not settle net and the transaction would result in the physical delivery of the commodity. As such, realized gains and losses on these contracts are included in the cost of the commodity upon the settlement of the contract.

In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the consolidated statements of operations. The Company recognized no gain or loss from these types of contracts during the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, the Company did not have any open financial derivative contracts for commodities.

Information regarding changes in the fair value of derivative arrangements is as follows:

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Gain (Loss)				Gain (Loss)
	Recognized				Recognized
	in Other		Gain (Loss)		in Other		Gain (Loss)
	Comprehensive		Recognized		Comprehensive		Recognized
	Income		in Income		Income		in Income
	(In $ millions)				(In $ millions)

Derivatives designated as cash flow
hedging instruments
Interest rate swaps	(31	) (1)	(68	) (2)	(40	) (3)	(63	) (2)
Derivatives not designated as hedging
instruments
Foreign currency forwards and swaps	-		33		-		(20)

Total	(31)		(35)		(40)		(83)

(1)	Amount excludes $5 million of losses associated with the Company’s equity method investments’ derivative activity and $15 million of tax expense.

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is classified as Interest expense in the consolidated statement of operations.

(3)	Amount excludes $8 million of tax expense.

See Note 22, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.

22.	Fair Value Measurements

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

The Company’s financial assets and liabilities are measured at fair value on a recurring basis and include marketable securities and derivative financial instruments. Marketable securities include US government and corporate bonds and equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.

Marketable Securities. Where possible, the Company utilizes quoted prices in active markets to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities and US government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Common inputs in valuing these assets include, among others, benchmark yields and issuer spreads. Such assets are classified as Level 2 in the hierarchy and typically include corporate bonds and other US government securities.

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

Mutual Funds. Valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurement Using
	Quoted Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
	(In $ millions)

Marketable securities, at fair value
US corporate debt securities	-	1	1
Mutual funds	77	-	77
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	3	3	(1)

Total assets as of December 31, 2010	77	4	81

Derivatives designated as cash flow hedging
instruments
Interest rate swaps	-	(59)	(59	)(2)
Interest rate swaps	-	(14)	(14	)(3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(10)	(10	)(2)

Total liabilities as of December 31, 2010	-	(83)	(83)

Marketable securities, at fair value
US government debt securities	-	28	28
US corporate debt securities	-	1	1

Total debt securities	-	29	29
Equity securities	52	-	52
Mutual funds	2	-	2
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	12	12	(1)

Total assets as of December 31, 2009	54	41	95

Derivatives designated as cash flow hedging
instruments
Interest rate swaps	-	(68)	(68	)(2)
Interest rate swaps	-	(44)	(44	)(3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(7)	(7	)(2)

Total liabilities as of December 31, 2009	-	(119)	(119)

(1)	Included in current Other assets in the consolidated balance sheets.

(2)	Included in current Other liabilities in the consolidated balance sheets.

(3)	Included in noncurrent Other liabilities in the consolidated balance sheets.

Carrying values and estimated fair values of financial instruments that are not carried at fair value in the Company’s consolidated balance sheets are as follows:

	As of December 31,
	2010		2009
	Carrying	Fair	Carrying		Fair
	Amount	Value	Amount		Value
	(In $ millions)

Cost investments	139	-	129	(1)	-
Insurance contracts in nonqualified pension trusts	70	70	66		66
Long-term debt, including current installments of long-term
debt	3,064	3,087	3,361		3,246

(1)	As Adjusted (Note 4 and Note 8)

In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of December 31, 2010 and 2009, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.

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

Plumbing Actions

CNA Holdings LLC (“CNA Holdings”), a US subsidiary of the Company, which included the US business now conducted by the Ticona business that is included in the Advanced Engineered Materials segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastics manufactured by these companies that were utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. Based on, among other things, the findings of outside experts and the successful use of Ticona’s acetal copolymer in similar applications, CNA Holdings does not believe Ticona’s acetal copolymer was defective or caused the plumbing systems to fail. In addition, in many cases CNA Holdings’ potential future exposure may be limited by invocation of the statute of limitations.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements that called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlements, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. As of December 31, 2010, the aggregate funding is $1,111 million due to additional contributions and funding commitments made primarily by other parties. The time to file claims for the class in Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) has now expired. Accordingly, the court ruled the terms of the Cox settlement have been fully performed. The entity previously established to administer all Cox related claims was dissolved on September 24, 2010.

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

On January 24, 2011 and February 7, 2011, the Chancery Court for Weakley County, Tennessee entered judgments in the Shelter General Insurance Co., et al., v. Shell Oil Company, et al., No. 16809 and the Dilday, et al. v. Hoechst Celanese Corporation, et al. No. 15187, respectively, dismissing with prejudice all claims against the Company.

The class actions in Canada are subject to a pending settlement that would result in the dismissal of those actions. In addition, between 1994 and 2008 CNA Holdings was named as a defendant in numerous actions of which three are actively pending. In all of these actions, the plaintiffs have sought recovery for alleged damages caused by leaking polybutylene plumbing. Damage amounts have generally not been specified but these actions generally do not involve (either individually or in the aggregate) a large number of homes.

The Company’s remaining plumbing action reserves recorded in the consolidated balance sheets as of December 31, 2010 and 2009 are $9 million and $55 million, respectively. The Company recorded recoveries and reductions in legal reserves related to plumbing actions (Note 17) to Other (charges) gains, net in the consolidated statements of operations as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Recoveries	14	1	-
Legal reserve reductions	45	9	-

Total (Note 17)	59	10	-

Plumbing Insurance Indemnifications

Celanese GmbH entered into agreements with insurance companies related to product liability settlements associated with plumbing action claims. These agreements, except those with insolvent insurance companies, require the Company to indemnify and/or defend these insurance companies in the event that third parties seek additional monies for matters released in these agreements. The indemnifications in these agreements do not provide for time limitations.

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

There are other agreements whereby the settling insurer agreed to pay a fixed percentage of claims that relate to that insurer’s policies. The Company has provided indemnification to the insurers for amounts paid in excess of the settlement percentage. These indemnifications do not provide for monetary or time limitations.

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and Celanese GmbH (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions against all Celanese Entities in consideration of a payment by the Company of $107 million. This proceeding related to sales by the polyester staple fibers business which Hoechst sold to KoSa, Inc. in 1998. Accordingly, the impact of this settlement was reflected within discontinued operations in the consolidated statements of operations for the year ended December 31, 2008. Prior to December 31, 2008, the Company had entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 in the Western District of North Carolina entitled Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-SV-00578). The Company is actively defending this matter and has filed a motion to dismiss, which is pending with the court.

In December 1998, HCC sold its polyester staple business (the “1998 Sale”) to KoSa B.V., f/k/a Arteva B.V., a subsidiary of Koch Industries, Inc. (“KoSa”), under an asset purchase agreement (“APA”). In August of 2002, Arteva Specialties, S.a.r.l., a subsidiary of KoSa (“Arteva Specialties”), pled guilty to a criminal violation of the Sherman Act relating to anti-competitive conduct following the 1998 Sale. Shortly thereafter, various polyester staple customers filed approximately 50 civil anti-trust lawsuits against KoSa and Arteva Specialties, some of which alleged anti-competitive conduct prior to the 1998 Sale. In a complaint filed on November 3, 2003 in the United States District Court for the Southern District of New York, Koch Industries, Inc. et al. v. Hoechst Aktiengellschaft et al., No. 03-cv-8679, Koch Industries, Inc., KoSa, Arteva Specialties and Arteva Services S.a.r.l. sought recovery from Hoechst and the Celanese Entities exceeding $371 million. In the complaint, the plaintiffs alleged claims of fraud, unjust enrichment and indemnification for retained liabilities and for breach of contractual representations and warranties under the APA. Both parties filed motions for summary judgment in 2009. On July 19, 2010, the court granted in part and denied in part the pending motions. The court dismissed the plaintiffs’ claims for fraud and unjust enrichment, which also eliminated plaintiffs’ claims for punitive damages. The court also held that the plaintiffs cannot recover damages for liabilities arising out of the operation of the polyester staple business incurred after the 1998 Sale but the plaintiffs can recover damages for the costs of defending and settling civil antitrust actions brought against them to the extent such damages arose out of the operation of the polyester staple business prior to the 1998 Sale (i.e., “Retained Liabilities” as defined in the APA). The plaintiffs alleged that they had paid approximately $135 million for the costs of settling and defending both pre- and post-1998 Sale civil antitrust actions. The court reserved for trial the calculation and allocation of any damages to which the plaintiffs would be entitled under the relevant sections of the APA. The court also preserved for trial the plaintiffs’ claim for breach of contractual representations and warranties under the APA. On November 3, 2010, the Company participated in a mediation of this matter. Following mediation and during the quarter ended December 31, 2010, the parties settled the case pursuant to a confidential agreement. The settlement is a substantial portion of the amount recognized as Earnings (loss) from operations of discontinued operations in the consolidated statements of operations. On December 21, 2010, the case was dismissed with prejudice.

Other Commercial Actions

In April 2007, Southern Chemical Corporation (“Southern”) filed a petition in the 190th Judicial District Court of Harris County, Texas styled Southern Chemical Corporation v. Celanese Ltd. (Cause No. 2007-25490), seeking declaratory judgment relating to the terms of a multi-year supply contract. The trial court granted the Company’s motion for summary judgment in March 2008 dismissing Southern’s claims. In September 2009, the intermediate Texas appellate court reversed the trial court decision and remanded the case to the trial court. The Texas Supreme Court subsequently declined both parties’ requests that it hear the case. On August 15, 2010, Southern filed a second amended petition adding a claim for breach of contract and seeking equitable damages in an unspecified amount from the Company. Southern amended its complaint again in November 2010. Trial has been set for August 2011. The Company believes that the contractual interpretations set forth by Southern lack merit and is actively defending the matter.

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

Workers Compensation Claims

The Company has been provided with notices of claims filed with the South Carolina Workers’ Compensation Commission and the North Carolina Industrial Commission. The notices of claims identify various alleged injuries to current and former employees arising from alleged exposure to undefined chemicals at current and former plant sites in South Carolina and North Carolina. As of December 31, 2010, there were 1,350 claims pending. The Company has reserves for defense costs related to these matters.

Asbestos Claims

The Company and several of its US subsidiaries are defendants in asbestos cases. During the year ended December 31, 2010, asbestos case activity is as follows:

Asbestos Cases

As of December 31, 2009	526
Case adjustments	2
New cases filed	41
Resolved cases	(70)

As of December 31, 2010	499

Because many of these cases involve numerous plaintiffs, the Company is subject to claims significantly in excess of the number of actual cases. The Company has reserves for defense costs related to claims arising from these matters.

Award Proceedings in relation to Domination Agreement and Squeeze-Out

On October 1, 2004, Celanese GmbH and the Company’s subsidiary, BCP Holdings GmbH (“BCP Holdings”), a German limited liability company, entered into a Domination Agreement pursuant to which the BCP Holdings became obligated to offer to acquire all outstanding Celanese GmbH shares from the minority shareholders of Celanese GmbH in return for payment of fair cash compensation (the “Purchaser Offer”). The amount of this fair cash compensation was determined to be €41.92 per share in accordance with applicable German law. All minority shareholders who elected not to sell their shares to the BCP Holdings under the Purchaser Offer were entitled to remain shareholders of Celanese GmbH and to receive from the BCP Holdings a gross guaranteed annual payment of €3.27 per Celanese GmbH share less certain corporate taxes in lieu of any dividend.

As of March 30, 2005, several minority shareholders of Celanese GmbH had initiated special award proceedings seeking the court’s review of the amounts of the fair cash compensation and of the guaranteed annual payment offered in the Purchaser Offer under the Domination Agreement. In the Purchaser Offer, 145,387 shares were tendered at the fair cash compensation of €41.92, and 924,078 shares initially remained outstanding and were entitled to the guaranteed annual payment under the Domination Agreement. As a result of these proceedings, the amount of the fair cash consideration and the guaranteed annual payment paid under the Domination Agreement could be increased by the court so that all minority shareholders, including those who have already tendered their shares in the Purchaser Offer for the fair cash compensation, could claim the respective higher amounts. On December 12, 2006, the court of first instance appointed an expert to assist the court in determining the value of Celanese GmbH.

On May 30, 2006 the majority shareholder of Celanese GmbH adopted a squeeze-out resolution under which all outstanding shares held by minority shareholders should be transferred to BCP Holdings for a fair cash compensation of €66.99 per share (the “Squeeze-Out”). This shareholder resolution was challenged by shareholders but the Squeeze-Out became effective after the disputes were settled on December 22, 2006. Award proceedings were subsequently filed by 79 shareholders against BCP Holdings with the Frankfurt District Court requesting the court to set a higher amount for the Squeeze-Out compensation.

Pursuant to a settlement agreement between BCP Holdings and certain former Celanese GmbH shareholders, if the court sets a higher value for the fair cash compensation or the guaranteed payment under the Purchaser Offer or the Squeeze-Out compensation, former Celanese GmbH shareholders who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out will be entitled to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings related to the Purchaser Offer and the Squeeze-Out. If the fair cash compensation determined by the court is higher than the Squeeze-Out compensation of € 66.99, then 1,069,465 shares will be entitled to an adjustment. If the court confirms the value of the fair cash compensation under the Domination Agreement but determines a higher value for the Squeeze-Out compensation, 924,078 shares would be entitled to an adjustment. Payments already received by these shareholders as compensation for their shares will be offset so that persons who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.

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

In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the Demerger Agreement, including for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger.

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

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million. Three of the divestiture agreements do not provide for monetary limits. Cumulative payments under the divestiture agreements are as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Total	54	51

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $36 million as of December 31, 2010 and 2009 for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for (i) one-third of any and all liabilities that result from Hoechst being held as the responsible party pursuant to public law or current or future environmental law or by third parties pursuant to private or public law relates to contamination and (ii) liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any significant reserves associated with this indemnification as it is not probable or estimable. The Company has made payments to Hoechst and its legal successors of less than $1 million and $0 million during the years ended December 31, 2010 and 2009, respectively, in connection with this indemnification.

•	Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk. As of December 31, 2010 and 2009, the Company had reserves in the aggregate of $26 million and $28 million, respectively, for these matters.

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of guarantees provided for under these agreements is approximately $205 million as of December 31, 2010. Other agreements do not provide for any monetary or time limitations.

•	Purchase Obligations

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials, utilities and other services. As of December 31, 2010, there were outstanding future commitments of $1.6 billion under take-or-pay contracts. The Company recognized $3 million of losses related to take-or-pay contract termination costs for the year ended December 31, 2010 related to the Company’s Pardies, France “Project of Closure” (Note 4 and Note 17). The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, as of December 31, 2010, there were other outstanding commitments of $308 million representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements.

During March 2010, the Company successfully completed an amended raw material purchase agreement with a supplier who had filed for bankruptcy. Under the original contract, the Company made advance payments in exchange for preferential pricing on certain volumes of material purchases over the life of the contract. The cancellation of the original contract and the terms of the subsequent amendment resulted in the Company accelerating amortization on the unamortized prepayment balance of $22 million during the year ended December 31, 2010. The accelerated amortization was recorded to Cost of sales in the consolidated statements of operations as follows: $20 million was recorded in the Acetyl Intermediates segment and $2 million was recorded in the Advanced Engineered Materials segment.

24.	Supplemental Cash Flow Information

Supplemental cash flow information for cash and non-cash activities is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Taxes, net of refunds	135	17	98
Interest, net of amounts capitalized	186	208	259
Noncash investing and financing activities
Fair value adjustment to securities available for sale, net of tax	(2)	(3)	(25)
Capital lease obligations	33	38	103
Accrued capital expenditures	21	(9)	(7)
Asset retirement obligations	25	30	8
Accrued Ticona Kelsterbach plant relocation costs	(7)	22	17

25. Segment Information

Business Segments

The Company operates through the following business segments:

•	Advanced Engineered Materials

The Company’s Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. The Company and its strategic affiliates are a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are used in a broad range of products including automotive components, medical devices, electronics, appliances, industrial applications, battery separators, conveyor belts, filtration equipment, coatings, electrical and electronics.

Effective April 1, 2010, the Company moved its investment in its Ibn Sina affiliate from its Acetyl Intermediates segment to its Advanced Engineered Materials segment to reflect a change in the affiliate’s business dynamics and growth opportunities as a result of the future construction of the POM facility (Note 4). The Company has retrospectively adjusted its reportable segments for prior periods to conform to the current year presentation.

•	Consumer Specialties

The Company’s Consumer Specialties segment consists of the Acetate Products and Nutrinova businesses. The Acetate Products business primarily produces and supplies acetate tow, which is used in the production of filter products. The Company also produces acetate flake which is processed into acetate fiber in the form of a tow band. The Company’s Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates, for the food, beverage and pharmaceuticals industries.

•	Industrial Specialties

The Company’s Industrial Specialties segment includes the Emulsions and EVA Performance Polymers businesses. The Company’s Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low VOC (volatile organic compounds), an environmentally-friendly technology. The Company’s emulsions products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. EVA Performance Polymers business offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing and devices, automotive carpet and solar cell encapsulation films.

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

In November 2010, the Company announced its newly developed advanced technology to produce ethanol. This innovative, new process combines our proprietary and leading acetyl platform with highly advanced manufacturing technology to produce ethanol from hydrocarbon-sourced feedstocks.

•	Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions and interest income or expense associated with financing activities of the Company and the Captives.

The business segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies in Note 2. The Company evaluates performance based on operating profit, net earnings (loss), cash flows and other measures of financial performance reported in accordance with US GAAP.

Sales and revenues related to transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Advanced
	Engineered	Consumer		Industrial		Acetyl		Other
	Materials	Specialties		Specialties		Intermediates		Activities		Eliminations	Consolidated
	(In $ millions)

	Year ended December 31, 2010

Net sales	1,109	1,098	(1)	1,036		3,082	(1)	2		(409)	5,918
Other (charges) gains, net	31	(76)		25	(3)	(12)		(14	) (3)	-	(46)
Equity in net earnings (loss) of affiliates	144	2		-		5		17		-	168
Earnings (loss) from continuing operations before tax	329	237		89		252		(369)		-	538
Depreciation and amortization	76 (4)	42		41		117	(4)	11		-	287
Capital expenditures	52	50		55		49		16		-	222	(2)
Goodwill and intangible assets, net	423	284		55		264		-		-	1,026
Total assets	2,765	998		841		1,909		1,768		-	8,281

	Year ended December 31, 2009 - As Adjusted (Note 4)

Net sales	808	1,084	(1)	974		2,603	(1)	2		(389)	5,082
Other (charges) gains, net	(18)	(9)		4	(3)	(91)		(22	) (3)	-	(136)
Equity in net earnings (loss) of affiliates	78	1		-		5		15		-	99
Earnings (loss) from continuing operations before tax	114	288		89		102		(342)		-	251
Depreciation and amortization	73	50		51		123		11		-	308
Capital expenditures	27	50		45		36		9		-	167	(2)
Goodwill and intangible assets, net	385	299		62		346		-		-	1,092
Total assets	2,268	1,083		740		1,985		2,336		-	8,412

	Year ended December 31, 2008 - As Adjusted (Note 4)

Net sales	1,061	1,155	(1)	1,406		3,875	(1)	2		(676)	6,823
Other (charges) gains, net	(29)	(2)		(3)		(78)		4		-	(108)
Equity in net earnings (loss) of affiliates	155	-		-		3		14		-	172
Earnings (loss) from continuing operations before tax	190	237		47		312		(353)		-	433
Depreciation and amortization	76	53		62		150		9		-	350
Capital expenditures	55	49		67		86		10		-	267	(2)

(1)	Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $400 million and $9 million, respectively, for the year ended December 31, 2010; $383 million and $6 million, respectively, for the year ended December 31, 2009; and $676 million and $0 million, respectively, for the year ended December 31, 2008.

(2)	Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 28) and includes an increase in accrued capital expenditures of $21 million for the year ended December 31, 2010, and a decrease in accrued capital expenditures of $9 million and $7 million for the years ended December 31, 2009 and 2008, respectively (Note 24).

(3)	Includes $7 million and $10 million for the years ended December 31, 2010 and 2009, respectively, of insurance recoveries received from the Company’s captive insurance companies related to the Edmonton, Alberta, Canada facility that eliminates in consolidation.

(4)	Includes $2 million for Advanced Engineered Materials and $20 million for Acetyl Intermediates for the accelerated amortization of the unamortized prepayment related to a raw material purchase agreement (Note 23).

Geographical Segments

Revenues and noncurrent assets are presented based on the location of the business. The net sales based on the geographic location of the Company’s facilities are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Net sales
US	1,555	1,262	1,719
International	4,363	3,820	5,104

Total	5,918	5,082	6,823
International countries with significant net sales
Germany	1,950	1,733	2,469
China	596	460	393
Singapore	612	513	783
Belgium	451	459	478
Canada	277	173	276
Mexico	267	277	391

Property, plant and equipment, net based on the geographic location of the Company’s facilities is as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Property, plant and equipment, net
US	650	634
International	2,367	2,163

Total	3,017	2,797
International countries with significant property, plant and equipment, net
Germany	1,321	1,075
China	557	516
Singapore	90	98
Belgium	30	27
Canada	131	131
Mexico	109	103

26. Transactions and Relationships with Affiliates and Related Parties

The Company is a party to various transactions with affiliated companies. Entities in which the Company has an investment accounted for under the cost or equity method of accounting are considered affiliates; any transactions or balances with such companies are considered affiliate transactions. Transactions with affiliates are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In $ millions)

Purchases from affiliates	169	143	143
Sales to affiliates	8	6	36
Interest income from affiliates	1	1	2
Interest expense to affiliates	-	1	9

Refer to Note 8 for additional information related to dividends received from affiliates.

Balances with affiliates recorded in the consolidated balance sheets are as follows:

	As of December 31,
	2010	2009
	(In $ millions)

Trade and other receivables from affiliates	1	-
Current notes receivable (including interest) from affiliates	20	12
Noncurrent notes receivable (including interest) from affiliates	-	7

Total receivables from affiliates	21	19

Accounts payable and other liabilities due affiliates	24	15
Short-term borrowings from affiliates	48	85

Total due to affiliates	72	100

The Company has agreements with certain affiliates, primarily InfraServ entities, whereby excess affiliate cash is lent to and managed by the Company, at variable interest rates governed by those agreements.

27.	Earnings (Loss) Per Share

	Year Ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
			As adjusted (Note 4)
	(In $ millions, except for share and per share data)

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	426	426	494	494	371	371
Earnings (loss) from discontinued operations	(49)	(49)	4	4	(90)	(90)

Net earnings (loss)	377	377	498	498	281	281
Less: Cumulative preferred stock dividend	(3)	-	(10)	-	(10)	-

Net earnings (loss) available to common shareholders	374	377	488	498	271	281

Weighted average shares — basic	154,564,136	154,564,136	143,688,749	143,688,749	148,350,273	148,350,273
Dilutive stock options		1,828,746		1,167,922		2,559,268
Dilutive restricted stock units		425,385		172,246		504,439
Assumed conversion of preferred stock		1,553,925		12,086,604		12,057,893

Weighted average shares — diluted	154,564,136	158,372,192	143,688,749	157,115,521	148,350,273	163,471,873

Per share
Earnings (loss) from continuing operations	2.73	2.69	3.37	3.14	2.44	2.27
Earnings (loss) from discontinued operations	(0.31)	(0.31)	0.03	0.03	(0.61)	(0.55)

Net earnings (loss)	2.42	2.38	3.40	3.17	1.83	1.72

Securities that were not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Year Ended December 31,
	2010	2009	2008

Stock options	575,266	2,433,515	2,298,159
Restricted stock units	74,166	302,635	90,625

Total	649,432	2,736,150	2,388,784

28.	Ticona Kelsterbach Plant Relocation

In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona operations, included in the Advanced Engineered Materials segment, resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Hoechst Industrial Park in the Rhine Main area in Germany. Under the original agreement, Fraport agreed to pay the Company a total of €670 million over a five-year period to offset costs associated with the transition of the operations from its current location and the closure of the Kelsterbach plant. The Company subsequently decided to expand the scope of the new production facilities.

In February 2009, the Company announced the Fraport supervisory board approved the acceleration of the 2009 and 2010 payments of €200 million and €140 million, respectively, required by the settlement agreement signed in June 2007. In February 2009, the Company received a discounted amount of €322 million ($412 million) under this agreement. In addition, the Company received €59 million ($75 million) in value-added tax from Fraport which was remitted to the tax authorities in April 2009. Amounts received from Fraport are accounted for as deferred proceeds and are included in noncurrent Other liabilities in the consolidated balance sheets. The Kelsterbach, Germany Ticona operations are included in the Advanced Engineered Materials segment.

A summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation is as follows:

					Total From
					Inception
					Through
	Year Ended December 31,				December 31,
	2010		2009		2010
	(In $ millions)

Proceeds received from Fraport	-		412		749
Costs expensed	26		16		59
Costs capitalized	305	(1)	373	(1)	921
Lease buyout	22	(2)	-		22

(1)	Includes decrease in accrued capital expenditures of $7 million for the year ended December 31, 2010, and an increase of $22 million for the year ended December 31, 2009.

(2)	Buyout of building capital lease in anticipation of Kelsterbach relocation.

29. Insurance Recoveries

Due to certain events in October 2008 and subsequent periodic cessations of production of the Company’s specialty polymers products produced at its EVA Performance Polymers facility in Edmonton, Alberta, Canada, the Company declared two events of force majeure. During 2009, the Company replaced long-lived assets damaged in October 2008. As a result of these events and subsequent periodic cessation of production, the Company recorded $25 million and $10 million of insurance recoveries during the year ended December 31, 2010 and 2009, respectively, in the Company’s Industrial Specialties segment. These amounts were partially offset by $7 million and $10 million, respectively, recorded as a charge by the Company’s Captives included in the Other Activities segment. The net insurance recoveries of $18 million recorded during the year ended December 31, 2010 consisted of $8 million related to property damage and $10 million related to business interruption. The net insurance recoveries are included in Other (charges) gains, net in the consolidated statements of operations (Note 17).

In May 2007, the Company announced that it had an unplanned outage at its Clear Lake, Texas acetic acid facility. At that time, the Company originally expected the outage to last until the end of May. Upon restart of the facility, additional operating issues were identified which necessitated an extension of the outage for further, more extensive repairs. In July 2007, the Company announced that the further repairs were unsuccessful on restart of the unit. All repairs were completed in early August 2007 and normal production capacity resumed. During the years ended December 31, 2010, 2009 and 2008, the Company recorded $0 million, $6 million and $38 million, respectively, of insurance recoveries from its reinsurers in partial satisfaction of claims that the Company made based on losses resulting from the outage. These insurance recoveries are included in Other (charges) gains, net in the consolidated statements of operations (Note 17).

30. Consolidating Guarantor Financial Information

In September 2010, the Company completed the issuance of the Notes (Note 13) by Celanese US (the “Issuer”). The Notes are guaranteed by Celanese Corporation (the “Parent Guarantor”) and substantially all of its US subsidiaries (the “Subsidiary Guarantors”). For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments. As a result, the Company presents such intercompany financing activities and dividends within the category where the ultimate use of cash to third parties is presented in the accompanying consolidated statements of cash flows. The consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	-	-	2,277	4,570	(929)	5,918
Cost of sales	-	-	(1,704)	(3,976)	942	(4,738)

Gross profit	-	-	573	594	13	1,180
Selling, general and administrative expenses	-	-	(183)	(322)	-	(505)
Amortization of intangible assets	-	-	(14)	(47)	-	(61)
Research and development expenses	-	-	(42)	(28)	-	(70)
Other (charges) gains, net	-	-	68	(114)	-	(46)
Foreign exchange gain (loss), net	-	-	-	(3)	-	(3)
Gain (loss) on disposition of businesses and assets, net	-	-	3	5	-	8

Operating profit	-	-	405	85	13	503
Equity in net earnings (loss) of affiliates	407	551	153	126	(1,069)	168
Interest expense	-	(173)	(38)	(46)	53	(204)
Refinancing expense	-	(16)	-	-	-	(16)
Interest income	-	21	30	9	(53)	7
Dividend income — cost investments	-	-	-	73	-	73
Other income (expense), net	(27)	2	(52)	84	-	7

Earnings (loss) from continuing operations before tax	380	385	498	331	(1,056)	538
Income tax (provision) benefit	(3)	22	(91)	(38)	(2)	(112)

Earnings (loss) from continuing operations	377	407	407	293	(1,058)	426

Earnings (loss) from operation of discontinued operations	-	-	(78)	(2)	-	(80)
Gain (loss) on disposal of discontinued operations	-	-	2	-	-	2
Income tax (provision) benefit from discontinued operations	-	-	28	1	-	29

Earnings (loss) from discontinued operations	-	-	(48)	(1)	-	(49)

Net earnings (loss)	377	407	359	292	(1,058)	377
Net (earnings) loss attributable to noncontrolling interests	-	-	-	-	-	-

Net earnings (loss) attributable to Celanese Corporation	377	407	359	292	(1,058)	377

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions) (As Adjusted, Note 4)
Net sales	-	-	2,046	3,986	(950)	5,082
Cost of sales	-	-	(1,443)	(3,578)	942	(4,079)

Gross profit	-	-	603	408	(8)	1,003
Selling, general and administrative expenses	-	-	(176)	(298)	-	(474)
Amortization of intangible assets	-	-	(12)	(65)	-	(77)
Research and development expenses	-	-	(41)	(29)	-	(70)
Other (charges) gains, net	-	-	(1)	(135)	-	(136)
Foreign exchange gain (loss), net	-	-	-	2	-	2
Gain (loss) on disposition of businesses and assets, net	-	-	6	26	10	42

Operating profit	-	-	379	(91)	2	290
Equity in net earnings (loss) of affiliates	491	523	72	86	(1,073)	99
Interest expense	-	(169)	(44)	(47)	53	(207)
Interest income	-	24	27	10	(53)	8
Dividend income — cost investments	-	-	38	19	-	57
Other income (expense), net	-	4	(2)	2	-	4

Earnings (loss) from continuing operations before tax	491	382	470	(21)	(1,071)	251
Income tax (provision) benefit	7	109	276	(149)	-	243

Earnings (loss) from continuing operations	498	491	746	(170)	(1,071)	494

Earnings (loss) from operation of discontinued operations	-	-	-	6	-	6
Gain (loss) on disposal of discontinued operations	-	-	-	-	-	-
Income tax (provision) benefit from discontinued operations	-	-	-	(2)	-	(2)

Earnings (loss) from discontinued operations	-	-	-	4	-	4

Net earnings (loss)	498	491	746	(166)	(1,071)	498
Net (earnings) loss attributable to noncontrolling interests	-	-	-	-	-	-

Net earnings (loss) attributable to Celanese Corporation	498	491	746	(166)	(1,071)	498

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions) (As Adjusted, Note 4)
Net sales	-	-	2,732	5,306	(1,215)	6,823
Cost of sales	-	-	(2,141)	(4,621)	1,195	(5,567)

Gross profit	-	-	591	685	(20)	1,256
Selling, general and administrative expenses	-	-	(250)	(307)	12	(545)
Amortization of intangible assets	-	-	(12)	(64)	-	(76)
Research and development expenses	-	-	(46)	(29)	-	(75)
Other (charges) gains, net	-	-	(32)	(76)	-	(108)
Foreign exchange gain (loss), net	-	-	-	(4)	-	(4)
Gain (loss) on disposition of businesses and assets, net	-	-	(6)	(2)	-	(8)

Operating profit	-	-	245	203	(8)	440
Equity in net earnings (loss) of affiliates	265	343	217	149	(802)	172
Interest expense	-	(210)	(88)	(76)	113	(261)
Interest income	-	57	47	40	(113)	31
Dividend income — cost investments	-	-	33	15	-	48
Other income (expense), net	-	1	(9)	11	-	3

Earnings (loss) from continuing operations before tax	265	191	445	342	(810)	433
Income tax (provision) benefit	16	74	(94)	(62)	3	(63)

Earnings (loss) from continuing operations	281	265	351	280	(807)	370

Earnings (loss) from operation of discontinued operations	-	-	(118)	(2)	-	(120)
Gain (loss) on disposal of discontinued operations	-	-	-	6	-	6
Income tax (provision) benefit from discontinued operations	-	-	26	(2)	-	24

Earnings (loss) from discontinued operations	-	-	(92)	2	-	(90)

Net earnings (loss)	281	265	259	282	(807)	280
Net (earnings) loss attributable to noncontrolling interests	-	-	-	1	-	1

Net earnings (loss) attributable to Celanese Corporation	281	265	259	283	(807)	281

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2010
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	-	-	128	612	-	740
Trade receivables — third party and affiliates	-	-	246	672	(91)	827
Non-trade receivables	-	10	1,400	515	(1,672)	253
Inventories	-	-	164	484	(38)	610
Deferred income taxes	-	25	33	34	-	92
Marketable securities, at fair value	-	-	77	1	-	78
Assets held for sale	-	-	9	-	-	9
Other assets	-	48	33	43	(65)	59

Total current assets	-	83	2,090	2,361	(1,866)	2,668

Investments in affiliates	903	3,721	1,413	530	(5,729)	838
Property, plant and equipment, net	-	-	650	2,367	-	3,017
Deferred income taxes	-	19	404	20	-	443
Marketable securities, at fair value	-	-	-	-	-	-
Other assets	-	614	125	389	(839)	289
Goodwill	-	-	297	477	-	774
Intangible assets, net	-	-	79	173	-	252

Total assets	903	4,437	5,058	6,317	(8,434)	8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	-	1,227	137	190	(1,326)	228
Trade payables — third party and affiliates	-	-	249	515	(91)	673
Other liabilities	-	87	385	544	(420)	596
Deferred income taxes	-	-	-	28	-	28
Income taxes payable	(26)	(309)	314	39	(1)	17

Total current liabilities	(26)	1,005	1,085	1,316	(1,838)	1,542

Long-term debt	-	2,498	980	346	(834)	2,990
Deferred income taxes	-	-	-	116	-	116
Uncertain tax positions	3	17	28	225	-	273
Benefit obligations	-	-	1,230	129	-	1,359
Other liabilities	-	14	123	954	(16)	1,075
Total Celanese Corporation shareholders’ equity	926	903	1,612	3,231	(5,746)	926
Noncontrolling interests	-	-	-	-	-	-

Total shareholders’ equity	926	903	1,612	3,231	(5,746)	926

Total liabilities and shareholders’ equity	903	4,437	5,058	6,317	(8,434)	8,281

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2009
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions) (As Adjusted, Note 4)
ASSETS
Current assets
Cash and cash equivalents	5	-	520	729	-	1,254
Trade receivables — third party and affiliates	-	-	274	602	(155)	721
Non-trade receivables	-	13	913	509	(1,173)	262
Inventories	-	-	148	415	(41)	522
Deferred income taxes	-	-	32	11	(1)	42
Marketable securities, at fair value	-	-	2	1	-	3
Assets held for sale	-	-	-	2	-	2
Other assets	-	12	25	59	(46)	50

Total current assets	5	25	1,914	2,328	(1,416)	2,856

Investments in affiliates	574	3,282	1,316	465	(4,845)	792
Property, plant and equipment, net	-	-	634	2,163	-	2,797
Deferred income taxes	12	40	375	57	-	484
Marketable securities, at fair value	-	-	80	-	-	80
Other assets	-	614	133	413	(849)	311
Goodwill	-	-	284	514	-	798
Intangible assets, net	-	-	60	234	-	294

Total assets	591	3,961	4,796	6,174	(7,110)	8,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	-	768	141	230	(897)	242
Trade payables — third party and affiliates	-	-	261	543	(155)	649
Other liabilities	-	98	343	486	(316)	611
Deferred income taxes	-	-	(6)	39	-	33
Income taxes payable	3	(297)	284	86	(4)	72

Total current liabilities	3	569	1,023	1,384	(1,372)	1,607

Long-term debt	-	2,756	989	358	(844)	3,259
Deferred income taxes	-	-	-	137	-	137
Uncertain tax positions	2	18	19	190	-	229
Benefit obligations	-	-	1,167	121	-	1,288
Other liabilities	-	44	176	1,105	(19)	1,306
Total Celanese Corporation shareholders’ equity	586	574	1,422	2,879	(4,875)	586
Noncontrolling interests	-	-	-	-	-	-

Total shareholders’ equity	586	574	1,422	2,879	(4,875)	586

Total liabilities and shareholders’ equity	591	3,961	4,796	6,174	(7,110)	8,412

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	As of December 31, 2010
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	(42)	-	49	445	-	452
Investing activities from continuing operations
Capital expenditures on property, plant and equipment	-	-	(88)	(113)	-	(201)
Acquisitions, net of cash acquired	-	-	(46)	-	-	(46)
Proceeds from sale of businesses and assets, net	-	-	4	22	-	26
Capital expenditures related to Ticona Kelsterbach plant relocation	-	-	-	(312)	-	(312)
Other, net	-	-	(6)	(21)	-	(27)

Net cash provided by (used in) investing activities	-	-	(136)	(424)	-	(560)
Financing activities from continuing operations
Short-term borrowings (repayments), net	-	-	3	(19)	-	(16)
Proceeds from long-term debt	-	600	-	-	-	600
Repayments of long-term debt	-	(827)	(2)	(68)	-	(897)
Refinancing costs	-	(24)	-	-	-	(24)
Proceeds (repayments) from intercompany financing activities	-	251	(218)	(33)	-	-
Purchases of treasury stock, including related fees	(48)	-	-	-	-	(48)
Dividends from subsidiary	86	86	-	-	(172)	-
Dividends to parent	-	(86)	(86)	-	172	-
Stock option exercises	14	-	-	-	-	14
Series A common stock dividends	(28)	-	-	-	-	(28)
Preferred stock dividends	(3)	-	-	-	-	(3)
Other, net	16	-	(2)	-	-	14

Net cash provided by (used in) financing activities	37	-	(305)	(120)	-	(388)
Exchange rate effects on cash and cash equivalents	-	-	-	(18)	-	(18)

Net increase (decrease) in cash and cash equivalents	(5)	-	(392)	(117)	-	(514)
Cash and cash equivalents at beginning of period	5	-	520	729	-	1,254

Cash and cash equivalents at end of period	-	-	128	612	-	740

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions) (As Adjusted, Note 4)
Net cash provided by (used in) operating activities	-	-	298	298	-	596
Investing activities from continuing operations
Capital expenditures on property, plant and equipment	-	-	(58)	(118)	-	(176)
Acquisitions, net of cash acquired	-	-	-	(9)	-	(9)
Proceeds from sale of businesses and assets, net	-	-	132	39	-	171
Deferred proceeds on Ticona Kelsterbach plant relocation	-	-	-	412	-	412
Capital expenditures related to Ticona Kelsterbach plant relocation	-	-	-	(351)	-	(351)
Proceeds from sale of marketable securities	-	-	-	15	-	15
Other, net	-	-	(4)	(27)	-	(31)

Net cash provided by (used in) investing activities	-	-	70	(39)	-	31
Financing activities from continuing operations
Short-term borrowings (repayments), net	-	-	(4)	(5)	-	(9)
Proceeds from long-term debt	-	-	-	-	-	-
Repayments of long-term debt	-	(28)	(16)	(36)	-	(80)
Refinancing costs	-	(3)	-	-	-	(3)
Proceeds (repayments) from intercompany financing activities	-	31	(31)	-	-	-
Dividends from subsidiary	24	24	4	-	(52)	-
Dividends to parent	-	(24)	(24)	(4)	52	-
Stock option exercises	14	-	-	-	-	14
Series A common stock dividends	(23)	-	-	-	-	(23)
Preferred stock dividends	(10)	-	-	-	-	(10)
Other, net	-	-	(1)	-	-	(1)

Net cash provided by (used in) financing activities	5	-	(72)	(45)	-	(112)
Exchange rate effects on cash and cash equivalents	-	-	-	63	-	63

Net increase (decrease) in cash and cash equivalents	5	-	296	277	-	578
Cash and cash equivalents at beginning of period	-	-	224	452	-	676

Cash and cash equivalents at end of period	5	-	520	729	-	1,254

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In $ millions) (As Adjusted, Note 4)
Net cash provided by (used in) operating activities	7	-	229	350	-	586
Investing activities from continuing operations
Capital expenditures on property, plant and equipment	-	-	(100)	(174)	-	(274)
Proceeds from sale of businesses and assets, net	-	-	4	5	-	9
Deferred proceeds on Ticona
Kelsterbach plant relocation	-	-	-	311	-	311
Capital expenditures related to Ticona plant relocation	-	-	-	(185)	-	(185)
Proceeds from sale of marketable securities	-	-	-	202	-	202
Purchases of marketable securities	-	-	-	(91)	-	(91)
Distributions from subsidiary	-	93	-	-	(93)	-
Distributions to parent	-	-	(93)	-	93	-
Settlement of cross currency swap agreements	-	(93)	-	-	-	(93)
Other, net	-	-	(33)	(47)	-	(80)

Net cash provided by (used in) investing activities	-	-	(222)	21	-	(201)
Financing activities from continuing operations
Short-term borrowings (repayments), net	-	-	5	(69)	-	(64)
Proceeds from long-term debt	-	-	-	13	-	13
Repayments of long-term debt	-	(29)	(1)	(17)	-	(47)
Proceeds (repayments) from intercompany financing activities	-	29	282	(311)	-	-
Purchases of treasury stock, including related fees	(378)	-	-	-	-	(378)
Dividends from subsidiary	359	359	-	-	(718)	-
Dividends to parent	-	(359)	(359)	-	718	-
Stock option exercises	18	-	-	-	-	18
Series A common stock dividends	(24)	-	-	-	-	(24)
Preferred stock dividends	(10)	-	-	-	-	(10)
Other, net	(6)	-	(1)	-	-	(7)

Net cash provided by (used in) financing activities	(41)	-	(74)	(384)	-	(499)
Exchange rate effects on cash and cash equivalents	-	-	-	(35)	-	(35)

Net increase (decrease) in cash and cash equivalents	(34)	-	(67)	(48)	-	(149)
Cash and cash equivalents at beginning of period	34	-	291	500	-	825

Cash and cash equivalents at end of period	-	-	224	452	-	676

31. Subsequent Events

On January 6, 2011, the Company declared a cash dividend of $0.05 per share on its Series A common stock amounting to $8 million. The cash dividend was for the period from November 2, 2010 to January 31, 2011 and was paid on February 1, 2011 to holders of record as of January 18, 2011.

In January 2011, the Company signed letters of intent for projects to construct and operate industrial ethanol production facilities in Nanjing, China, at the Nanjing Chemical Industrial Park, and in Zhuhai, China, at the Gaolan Port Economic Zone. The Company also signed a memorandum of understanding with Wison (China) Holding Co., Ltd., a Chinese synthesis gas supplier, for production of certain feedstocks used in our advanced ethanol production process.

On January 24, 2011 and February 7, 2011, the Chancery Court for Weakley County, Tennessee entered judgments in the Shelter General Insurance Co., et al. v. Shell Oil Company, et al., No. 16809 and the Dilday, et al. v. Hoechst Celanese Corporation, et al. No. 15187, respectively, dismissing with prejudice all claims against the Company.

INDEX TO EXHIBITS

Exhibits will be furnished upon request for a nominal fee, limited to reasonable expenses.

Exhibit
Number		Description

3	.1**	Second Amended and Restated Certificate of Incorporation
3.2		Third Amended and Restated By-laws, effective as of October 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).
3	.3**	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock.
4.1		Form of certificate of Series A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 13, 2005).
4.2		Form of certificate of 4.25% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 13, 2005).
4.3		Indenture, dated September 24, 2010, by and among Celanese US Holdings LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).
10.1		Registration Rights Agreement, dated September 24, 2010, among Celanese US Holdings LLC, the guarantors party thereto, and the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).
10	.2†	Credit Agreement, dated April 2, 2007, among Celanese Holdings LLC, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, the Lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, Merrill Lynch Capital Corporation as syndication agent, ABN AMRO Bank N.V., Bank of America, N.A., Citibank NA, and JP Morgan Chase Bank NA, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).
10.3		First Amendment to Credit Agreement, dated June 30, 2009, among Celanese US Holdings LLC and the Majority Lenders under the Revolving Facility (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2009).
10.4		Amendment Agreement, dated September 29, 2010 among Celanese Corporation, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC, the lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, and Deutsche Bank Securities LLC and Banc of Americas Securities LLC as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).
10.5		Amended and Restated Credit Agreement, dated September 29, 2010 among Celanese Corporation, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers and guarantors, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities LLC and Banc of Americas Securities LLC as joint lead arrangers and joint book runners, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland PLC, as Co-Documentation Agents, the other lenders party thereto, and certain other agents for such lenders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).
10.6		Guarantee and Collateral Agreement, dated April 2, 2007, by and among Celanese Holdings LLC, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).
10.7		Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 3, 2005).
10	.7(a)	Amendment to Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 3, 2007).

Exhibit
Number		Description

10	.7(b)	Form of 2007 Deferral Agreement between Celanese Corporation and award recipient, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2007).
10	.8**	Celanese Corporation 2004 Stock Incentive Plan.
10	.8(a)**	Form of Nonqualified Stock Option Agreement (for employees) between Celanese Corporation and award recipient.
10	.8(b)	Form of Amendment to Nonqualified Stock Option Agreement (for employees) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.5(b) to the Annual Report on Form 10-K filed with the SEC on February 12, 2010).
10	.8(c)	Form of Amendment Two to Nonqualified Stock Option Agreement (for executive officers) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).
10	.8(d)**	Form of Nonqualified Stock Option Agreement (for non-employee directors) between Celanese Corporation and award recipient.
10	.8(e)	Form of Performance-Based Restricted Stock Unit Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).
10	.8(f)	Form of Restricted Stock Unit Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2007).
10	.8(g)	Form of Performance-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).
10	.8(h)	Performance Unit Award Agreement, dated December 11, 2008, between Celanese Corporation and David N. Weidman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).
10	.8(i)	Form of Time-Vesting Cash Award Agreement (for employees) between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between the Company and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).
10.9		Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 29, 2008).
10	.9(a)	Amendment Number One to Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on April 23, 2009).
10.10		Celanese Corporation 2009 Global Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the SEC on April 23, 2009).
10	.10(a)	Form of Time-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).
10	.10(b)	Form of Performance-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).
10	.10(c)	Form of Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

Exhibit
Number		Description

10	.10(d)	Form of Long-Term Incentive Cash Award Agreement, together with a schedule identifying substantially identical agreements between the Company and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).
10	.10(e)	Time-Vesting Restricted Stock Unit Agreement, dated April 23, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).
10	.10(f)	Form of Time-Vesting Restricted Stock Unit Award Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).
10	.10(g)	Form of Performance-Vesting Restricted Stock Unit Award Agreement ) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).
10	.10(h)	Form of Time-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).
10	.10(i)	Form of Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).
10.11		Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).
10.12		Executive Severance Benefits Plan, dated July 21, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2010).
10	.13*	Summary of pension benefits for David N. Weidman (updated to include revisions effective after the summary was first filed as Exhibit 10.34 to the Annual Report on Form 10-K filed with the SEC on March 31, 2005).
10.14		Compensation Letter Agreement, dated March 27, 2007 between Celanese Corporation and Jim Alder (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on February 29, 2008).
10.15		Offer Letter, dated February 25, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2009).
10	.16†	Offer Letter, dated November 18, 2009, between Celanese Corporation and Jacquelyn H. Wolf (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).
10.17		Agreement and General Release, dated March 28, 2008, between Celanese Corporation and William P. Antonace (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on October 22, 2008).
10.18		Agreement and General Release, dated September 25, 2008, between Celanese Corporation and Curtis S. Shaw (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on October 22, 2008).
10.19		Agreement and General Release, dated March 5, 2009, between Celanese Corporation and John J. Gallagher, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 5, 2009).
10.20		Restated Agreement and General Release, dated June 3, 2009, between Celanese Corporation and Miguel A. Desdin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).
10.21		Agreement and General Release, dated August 3, 2009, between Celanese Corporation and John A. O’Dwyer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on October 27, 2009).

Exhibit
Number		Description

10.22		Agreement and General Release, dated November 16, 2009, between Celanese Corporation and Michael L. Summers (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC on February 12, 2010).
10.23		Agreement and General Release, dated April 23, 2010, between Celanese Corporation and Sandra Beach Lin (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 27, 2010).
10.24		Change in Control Agreement, dated April 1, 2008, between Celanese Corporation and David N. Weidman, together with a schedule identifying other substantially identical agreements between Celanese Corporation and each of its name executive officers identified thereon and identifying the material differences between each of those agreements and the filed Changed of Control Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2008).
10.25		Change in Control Agreement, dated April 1, 2008 between Celanese Corporation and Sandra Beach Lin, together with a schedule identifying other substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon and identifying the material differences between each of those agreements and the filed Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2008).
10.26		Change in Control Agreement, dated May 1, 2008, between Celanese Corporation and Christopher W. Jensen (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2008).
10.27		Form of Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2010).
10.28		Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).
10	.29*	Summary of Non-Employee Director Compensation
10	.30**	Share Purchase and Transfer Agreement and Settlement Agreement, dated August 19, 2005 between Celanese Europe Holding GmbH & Co. KG, as purchaser, and Paulson & Co. Inc., and Arnhold and S. Bleichroeder Advisers, LLC, each on behalf of its own and with respect to shares owned by the investment funds and separate accounts managed by it, as the sellers.
10.31		Translation of Letter of Intent, dated November 29, 2006, among Celanese AG, Ticona GmbH and Fraport AG (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed November 29, 2006).
10	.32†	Purchase Agreement dated as of December 12, 2006 by and among Celanese Ltd. and certain of its affiliates named therein and Advent Oxo (Cayman) Limited, Oxo Titan US Corporation, Drachenfelssee 520. V V GMBH and Drachenfelssee 521. V V GMBH (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on February 21, 2007).
10	.32(a)	First Amendment to Purchase Agreement dated February 28, 2007, by and among Advent Oxea Cayman Ltd., Oxea Corporation, Drachenfelssee 520. V V GmbH, Drachenfelssee 521. V V GmbH, Celanese Ltd., Ticona Polymers Inc. and Celanese Chemicals Europe GmbH (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 9, 2007).
10	.32(b)	Second Amendment to Purchase Agreement effective as of July 1, 2007 by and among Advent Oxea Cayman Ltd., Oxea Corporation, Oxea Holdings GmbH, Oxea Deutschland GmbH, Oxea Bishop, LLC, Oxea Japan KK, Oxea UK Ltd., Celanese Ltd., and Celanese Chemicals Europe GmbH (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on October 24, 2007).
21	.1*	List of subsidiaries of Celanese Corporation
23	.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP
23	.2*	Consent of Independent Auditors of CTE Petrochemicals Company, Deloitte & Touche LLP

Exhibit
Number		Description

23	.3*	Consent of Independent Auditors of National Methanol Company, Deloitte & Touche Bakr Abulkhair & Co.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1*	Audited financial statements as of December 31, 2010 and 2009 and for each of the years in the three year period ended December 31, 2010 for CTE Petrochemicals Company
99	.2*	Audited financial statements as of December 31, 2010 and 2009 and for each of the years in the three year period ended December 31, 2010 for National Methanol Company
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*         Filed herewith

**         Refiled herewith solely for the purpose of complying with Item 10(d) of Regulation S-K.

†         Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2 of the Securities Exchange Act of 19034, as amended. The omitted portions of this exhibit have been separately filed with the SEC.

Undertaking Regarding Furnishing Additional Documents

The Company agrees to furnish to the SEC, upon its request, the instruments not filed herewith with respect to the Company’s senior unsecured notes due 2018 that were issued in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended, on September 24, 2010, and which are discussed in Note 13 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.