Form 10-Q
period 2011-03-31
Celanese CORP
filed 2011-04-26
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of April 21, 2011 was 156,219,771.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended March 31, 2011

Item 1.	Financial Statements

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
		As Adjusted
		(Note 3)
	(In $ millions, except share
	and per share data)
Net sales	1,589	1,388
Cost of sales	(1,238)	(1,170)

Gross profit	351	218
Selling, general and administrative expenses	(128)	(124)
Amortization of intangible assets	(16)	(15)
Research and development expenses	(23)	(18)
Other (charges) gains, net	3	(77)
Foreign exchange gain (loss), net	1	2

Operating profit (loss)	188	(14)
Equity in net earnings (loss) of affiliates	43	49
Interest expense	(55)	(49)
Interest income	1	1
Other income (expense), net	3	6

Earnings (loss) from continuing operations before tax	180	(7)
Income tax (provision) benefit	(42)	20

Earnings (loss) from continuing operations	138	13

Earnings (loss) from operation of discontinued operations	6	-
Gain (loss) on disposition of discontinued operations	-	2
Income tax (provision) benefit from discontinued operations	(2)	(1)

Earnings (loss) from discontinued operations	4	1

Net earnings (loss)	142	14
Net (earnings) loss attributable to noncontrolling interests	-	-

Net earnings (loss) attributable to Celanese Corporation	142	14
Cumulative preferred stock dividends	-	(3)

Net earnings (loss) available to common shareholders	142	11

Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	138	13
Earnings (loss) from discontinued operations	4	1

Net earnings (loss)	142	14

Earnings (loss) per common share — basic
Continuing operations	0.88	0.06
Discontinued operations	0.03	0.01

Net earnings (loss) — basic	0.91	0.07

Earnings (loss) per common share — diluted
Continuing operations	0.87	0.06
Discontinued operations	0.03	0.01

Net earnings (loss) — diluted	0.90	0.07

Weighted average shares — basic	155,966,259	150,272,227
Weighted average shares — diluted	158,666,687	152,642,371

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2011	2010
		As Adjusted
		(Note 3)
	(In $ millions)
Net earnings (loss)	142	14
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	-	3
Foreign currency translation	58	(31)
Unrealized gain (loss) on interest rate swaps	9	(3)
Pension and postretirement benefits	3	4

Total other comprehensive income (loss), net of tax	70	(27)

Total comprehensive income (loss), net of tax	212	(13)

Comprehensive (income) loss attributable to noncontrolling interests	-	-

Comprehensive income (loss) attributable to Celanese Corporation	212	(13)

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2011	2010

	(In $ millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	722	740
Trade receivables — third party and affiliates (net of allowance for doubtful accounts — 2011: $9; 2010: $12)	950	827
Non-trade receivables, net	269	253
Inventories	688	610
Deferred income taxes	94	92
Marketable securities, at fair value	74	78
Assets held for sale	9	9
Other assets	45	59

Total current assets	2,851	2,668

Investments in affiliates	822	838
Property, plant and equipment (net of accumulated depreciation — 2011: $1,203; 2010: $1,131)	3,153	3,017
Deferred income taxes	438	443
Other assets	302	289
Goodwill	804	774
Intangible assets, net	252	252

Total assets	8,622	8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	219	228
Trade payables — third party and affiliates	740	673
Other liabilities	554	596
Deferred income taxes	29	28
Income taxes payable	68	17

Total current liabilities	1,610	1,542

Long-term debt	3,003	2,990
Deferred income taxes	122	116
Uncertain tax positions	285	273
Benefit obligations	1,352	1,359
Other liabilities	1,114	1,075
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2011 and 2010: 0 issued and outstanding)	-	-
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2011: 178,384,999 issued and 156,046,321 outstanding; 2010: 178,028,571 issued and 155,759,293 outstanding)	-	-
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2011 and 2010: 0 issued and outstanding)	-	-
Treasury stock, at cost (2011: 22,338,678 shares; 2010: 22,269,278 shares)	(832)	(829)
Additional paid-in capital	583	574
Retained earnings	1,985	1,851
Accumulated other comprehensive income (loss), net	(600)	(670)

Total Celanese Corporation shareholders’ equity	1,136	926
Noncontrolling interests	-	-

Total shareholders’ equity	1,136	926

Total liabilities and shareholders’ equity	8,622	8,281

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31, 2011
	Shares	Amount

	(In $ millions, except share data)
Preferred stock
Balance as of the beginning of the period	-	-
Issuance of preferred stock	-	-

Balance as of the end of the period	-	-

Series A common stock
Balance as of the beginning of the period	155,759,293	-
Stock option exercises	229,704	-
Purchases of treasury stock	(69,400)	-
Stock awards	126,724	-

Balance as of the end of the period	156,046,321	-

Treasury stock
Balance as of the beginning of the period	22,269,278	(829)
Purchases of treasury stock, including related fees	69,400	(3)

Balance as of the end of the period	22,338,678	(832)

Additional paid-in capital
Balance as of the beginning of the period		574
Stock-based compensation, net of tax		4
Stock option exercises, net of tax		5

Balance as of the end of the period		583

Retained earnings
Balance as of the beginning of the period		1,851
Net earnings (loss) attributable to Celanese Corporation		142
Series A common stock dividends		(8)

Balance as of the end of the period		1,985

Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(670)
Other comprehensive income (loss)		70

Balance as of the end of the period		(600)

Total Celanese Corporation shareholders’ equity		1,136

Noncontrolling interests
Balance as of the beginning of the period		-
Net earnings (loss) attributable to noncontrolling interests		-

Balance as of the end of the period		-

Total shareholders’ equity		1,136

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
		As Adjusted
		(Note 3)
	(In $ millions)
Operating activities
Net earnings (loss)	142	14
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(9)	48
Depreciation, amortization and accretion	75	93
Deferred income taxes, net	(2)	(7)
Other, net	38	33
Operating cash provided by (used in) discontinued operations	(2)	(3)
Changes in operating assets and liabilities
Trade receivables — third party and affiliates, net	(108)	(82)
Inventories	(60)	(38)
Other assets	(18)	23
Trade payables — third party and affiliates	75	32
Other liabilities	1	(58)

Net cash provided by (used in) operating activities	132	55
Investing activities
Capital expenditures on property, plant and equipment	(77)	(44)
Acquisitions, net of cash acquired	(8)	-
Proceeds from sale of businesses and assets, net	4	5
Capital expenditures related to Ticona Kelsterbach plant relocation	(54)	(85)
Other, net	(16)	(8)

Net cash provided by (used in) investing activities	(151)	(132)
Financing activities
Short-term borrowings (repayments), net	(5)	1
Proceeds from long-term debt	11	-
Repayments of long-term debt	(9)	(10)
Purchases of treasury stock, including related fees	(3)	-
Stock option exercises	5	3
Series A common stock dividends	(8)	(6)
Preferred stock dividends	-	(3)
Other, net	(2)	-

Net cash provided by (used in) financing activities	(11)	(15)
Exchange rate effects on cash and cash equivalents	12	(23)

Net increase (decrease) in cash and cash equivalents	(18)	(115)
Cash and cash equivalents at beginning of period	740	1,254

Cash and cash equivalents at end of period	722	1,139

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

Basis of Presentation

The unaudited interim consolidated financial statements for the three months ended March 31, 2011 and 2010 contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In this Quarterly Report, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.

In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2010, filed on February 11, 2011 with the SEC as part of the Company’s Annual Report on Form 10-K (the “2010 Form 10-K”).

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

In the ordinary course of business, the Company enters into contracts and agreements relative to a number of topics, including acquisitions, dispositions, joint ventures, supply agreements, product sales and other arrangements. The Company endeavors to describe those contracts or agreements that are material to its business, results of operations or financial position. The Company may also describe some arrangements that are not material but in which the Company believes investors may have an interest in or which may have been included in a Form 8-K filing. Investors should not assume the Company has described all contracts and agreements relative to the Company’s business in this Quarterly Report.

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

There were no new accounting pronouncements issued during the three months ended March 31, 2011 that had an impact on the Company.

3.	Acquisitions, Dispositions, Ventures and Plant Closures

Acquisitions

On February 6, 2011, the Company acquired a business primarily consisting of emulsions process technology from Crown Paints Limited. The acquired operations are included in the Industrial Specialties segment. Pro forma financial information since the acquisition date has not been provided as the acquisition did not have a material impact on the Company’s financial information.

The Company allocated the purchase price of the acquisition to developed technology acquired based on its estimated fair value. The excess of purchase price over the fair value of the developed technology was recorded as goodwill. Developed technology was valued using the relief from royalty methodology which is considered a Level 3 measurement under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“FASB ASC Topic 820”). The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change.

The consideration paid and the amounts of the intangible assets acquired recognized at the acquisition date are as follows:

	Weighted
	Average Life
	(In years)	(In $ millions)
Cash consideration		8

Intangible assets acquired
Developed technology	4	7
Goodwill		1

Total		8

In May 2010, the Company acquired two product lines, Zenite® liquid crystal polymer (“LCP”) and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”), from DuPont Performance Polymers. The acquisition continues to build upon the Company’s position as a global supplier of high performance materials and technology-driven applications. These two product lines broaden the Company’s Ticona Engineering Polymers offerings within its Advanced Engineered Materials segment, enabling the Company to respond to a globalizing customer base, especially in the high growth electrical and electronics applications.

In connection with the acquisition, the Company committed to purchase certain inventories at a future date valued at a range between $12 million and $17 million. Inventories purchased pursuant to the acquisition agreement are as follows:

		Total From
	Three Months Ended	Acquisition Through
	March 31, 2011	March 31, 2011
	(In $ Millions)

Inventories purchased	9	12

The Company has no further commitment to purchase additional inventory in connection with the acquisition agreement.

Ventures

The Company indirectly owns a 25% interest in its National Methanol Company (“Ibn Sina”) affiliate through CTE Petrochemicals Company (“CTE”), a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into an Ibn Sina joint venture agreement in 1981. In April 2010, the Company announced that Ibn Sina will construct a 50,000 ton polyacetal (“POM”) production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. Upon successful startup of the POM facility, the Company’s indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC’s economic interest will remain unchanged.

In connection with this transaction, the Company reassessed the factors surrounding the accounting method for this investment and changed from the cost method of accounting for investments to the equity method of accounting for investments beginning April 1, 2010. Financial information relating to this investment for prior periods has been retrospectively adjusted to apply the equity method of accounting. Effective April 1, 2010, the Company moved its investment in the Ibn Sina affiliate from its Acetyl Intermediates segment to its Advanced Engineered Materials segment to reflect the change in the affiliate’s business dynamics and growth opportunities as a result of the future construction of the POM facility. Business segment information for prior periods has been retrospectively adjusted to reflect the change and to conform to the current year presentation (Note 18).

The retrospective effect of applying the equity method of accounting to this investment to the unaudited interim consolidated statements of operations is as follows:

	Three Months Ended
	March 31, 2010
	As	As Adjusted for
	Originally	Retrospective	Effect of
	Reported	Application	Change

	(In $ millions, except per share data)
Equity in net earnings (loss) of affiliates	26	49	23
Dividend income — cost investments	27	-	(27)
Earnings (loss) from continuing operations before tax	(3)	(7)	(4)
Earnings (loss) from continuing operations	17	13	(4)
Net earnings (loss)	18	14	(4)
Net earnings (loss) attributable to Celanese Corporation	18	14	(4)
Net earnings (loss) available to common shareholders	15	11	(4)
Earnings (loss) per common share — basic
Continuing operations	0.09	0.06	(0.03)
Discontinued operations	0.01	0.01	-

Net earnings (loss) — basic	0.10	0.07	(0.03)

Earnings (loss) per common share — diluted
Continuing operations	0.09	0.06	(0.03)
Discontinued operations	0.01	0.01	-

Net earnings (loss) — diluted	0.10	0.07	(0.03)

The retrospective effect of applying the equity method of accounting to this investment to the unaudited interim consolidated statement of cash flows is as follows:

	Three Months Ended
	March 31, 2010
	As	As Adjusted for
	Originally	Retrospective	Effect of
	Reported	Application	Change

	(In $ millions)
Net earnings (loss)	18	14	(4)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other, net	29	33	4

The retrospective effect of applying the equity method of accounting to this investment to the business segment financial information (Note 18) is as follows:

	Three Months Ended
	March 31, 2010
	As	As Adjusted for
	Originally	Retrospective	Effect of
	Reported	Application	Change

	(In $ millions)
Advanced Engineered Materials Earnings (loss) from continuing operations before tax	67	92	25
Acetyl Intermediates Earnings (loss) from continuing operations before tax	30	1	(29)

Plant Closures

• Spondon, Derby, United Kingdom

During the first quarter of 2010, the Company assessed the possibility of consolidating its global acetate flake and tow manufacturing operations to strengthen the Company’s competitive position, reduce fixed costs and align future production capacities with anticipated industry demand trends. The assessment was also driven by a global shift in product consumption and included considering the probability of closing the Company’s acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. Based on this assessment, the Company concluded that certain long-lived assets were partially impaired. Accordingly, in March 2010, the Company recorded long-lived asset impairment losses of $72 million (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations. The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

In April 2010, when the Company announced the proposed cessation of operations at the Spondon plant, the Company began the consulting process with employees and their representatives. These consultations did not result in a demonstrated basis for viable continuing operations for acetate flake and tow operations at the site. Accordingly, in August 2010, the Company announced that it would consolidate its global acetate manufacturing capabilities by closing its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. The Company expects to serve its acetate customers under this proposal by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company’s acetate affiliate facilities in China.

The exit costs and plant shutdown costs recorded in the unaudited interim consolidated statements of operations related to the closure of the Spondon, Derby, United Kingdom location (Note 13) are as follows:

	Three Months Ended
	March 31,
	2011	2010

	(In $ millions)
Employee termination benefits	(2)	-
Asset impairments	-	(72)

Total exit costs recorded to Other (charges) gains, net	(2)	(72)

Accelerated depreciation	(4)	-

Total plant shutdown costs	(4)	-

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

The exit costs and plant shutdown costs recorded in the unaudited interim consolidated statements of operations related to the Project of Closure (Note 13) are as follows:

	Three Months Ended
	March 31,
	2011	2010

	(In $ millions)
Employee termination benefits	(1)	(1)
Contract termination costs	-	(3)
Reindustrialization costs	-	(3)

Total exit costs recorded to Other (charges) gains, net	(1)	(7)

Inventory write-offs	-	(4)
Other	-	(5)

Total plant shutdown costs	-	(9)

Assets Held For Sale

Assets held for sale in the unaudited consolidated balance sheets as of March 31, 2011 and December 31, 2010 include plant assets with a net book value of $9 million. The plant assets held for sale relate to an agreement reached in July 2007 with Babcock & Brown, a worldwide investment firm that specializes in real estate and utilities development, to sell the Company’s Pampa, Texas facility. The plant assets are included in the Acetyl Intermediates segment.

4.	Marketable Securities, at Fair Value

The Company’s captive insurance companies and nonqualified pension trusts hold available-for-sale securities for capitalization and funding requirements, respectively. The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value below carrying value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, the Company considers qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the Company writes down the carrying value of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment.

The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(In $ millions)
US corporate debt securities	1	-	-	1
Mutual funds	73	-	-	73

As of March 31, 2011	74	-	-	74

US corporate debt securities	1	-	-	1
Mutual funds	77	-	-	77

As of December 31, 2010	78	-	-	78

Fixed maturities of $1 million as of March 31, 2011 will mature in 2013. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

5.	Inventories

	As of	As of
	March 31,	December 31,
	2011	2010

	(In $ millions)
Finished goods	502	442
Work-in-process	33	31
Raw materials and supplies	153	137

Total	688	610

6.	Goodwill and Intangible Assets, Net

Goodwill

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Total

	(In $ Millions)
As of December 31, 2010
Goodwill	299	249	35	191	774
Accumulated impairment losses	-	-	-	-	-

Total	299	249	35	191	774

Acquisitions (Note 3)	-	-	1	-	1
Exchange rate changes	8	7	1	13	29

As of March 31, 2011
Goodwill	307	256	37	204	804
Accumulated impairment losses	-	-	-	-	-

Total	307	256	37	204	804

Intangible Assets, Net

			Customer-		Covenants
	Trademarks		Related		Not to
	and Trade		Intangible	Developed	Compete
	Names	Licenses	Assets	Technology	and Other	Total

	(In $ Millions)
Gross Asset Value
As of December 31, 2010	88	30	526	20	23	687
Acquisitions (Note 3)	-	-	-	7	-	7
Exchange rate changes	3	-	26	-	-	29

As of March 31, 2011	91	30	552	27	23	723

Accumulated Amortization
As of December 31, 2010	(5)	(10)	(395)	(11)	(14)	(435)
Amortization	-	-	(14)	(1)	(1)	(16)
Exchange rate changes	-	-	(19)	-	(1)	(20)

As of March 31, 2011	(5)	(10)	(428)	(12)	(16)	(471)

Net book value	86	20	124	15	7	252

Amortization expense for intangible assets with finite lives is recorded in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2011	2010

	(In $ millions)
Amortization of intangible assets	16	15

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)

2012	49
2013	31
2014	19
2015	8
2016	5

The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization expense is recorded on these intangible assets. For the three months ended March 31, 2011, the Company did not renew or extend any intangible assets.

7.	Current Other Liabilities

	As of	As of
	March 31,	December 31,
	2011	2010

	(In $ Millions)
Salaries and benefits	87	111
Environmental (Note 11)	20	16
Restructuring (Note 13)	49	57
Insurance	22	27
Asset retirement obligations	31	31
Derivatives (Note 15)	71	69
Current portion of benefit obligations	49	49
Interest	41	29
Sales and use tax/foreign withholding tax payable	9	15
Uncertain tax positions (Note 14)	12	15
Other	163	177

Total	554	596

8.	Noncurrent Other Liabilities

	As of	As of
	March 31,	December 31,
	2011	2010

	(In $ Millions)
Environmental (Note 11)	84	85
Insurance	72	69
Deferred revenue	40	41
Deferred proceeds(1)	835	786
Asset retirement obligations	46	46
Derivatives (Note 15)	-	14
Income taxes payable	4	4
Other	33	30

Total	1,114	1,075

(1)	Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to relocate its Kelsterbach, Germany Ticona operations to a new site (Note 20). Such proceeds will be deferred until the transfer of title to the Frankfurt, Germany Airport.

9. Debt

	As of	As of
	March 31,	December 31,
	2011	2010

	(In $ millions)
Short-term borrowings and current installments of long-term debt — third party and affiliates
Current installments of long-term debt	78	74
Short-term borrowings, including amounts due to affiliates, weighted average interest rate of 3.6%	141	154

Total	219	228

Long-term debt
Senior credit facilities
Term B loan facility due 2014	513	508
Term C loan facility due 2016	1,422	1,409
Senior unsecured notes due 2018, interest rate of 6.6%	600	600
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases and other secured and unsecured borrowings due at various dates through 2054	233	245
Other bank obligations, interest rates ranging from 1.6% to 6.3%, due at various dates through 2017	132	121

Subtotal	3,081	3,064
Current installments of long-term debt	(78)	(74)

Total	3,003	2,990

Senior Notes

In September 2010, Celanese US completed an offering of $600 million in aggregate principal amount of 6 5/8% Senior Notes due 2018 (the “Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).

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

On February 18, 2011, Celanese US commenced an exchange offer (the “Exchange Offer”) in which up to $600 million aggregate principal amount of exchange notes (the “Exchange Notes”) registered under the Securities Act were offered in exchange for the same principal amount of the outstanding Notes. The terms of the Exchange Notes and the outstanding Notes were substantially identical, except that the transfer restrictions, registration rights, and rights to increased interest in addition to the stated interest rate on the provisions applicable to the outstanding

Notes do not apply to the Exchange Notes. The Exchange Offer was commenced in order to satisfy Celanese US’ obligations under the registration rights agreement related to the outstanding Notes. The Exchange Offer expired on April 12, 2011 and all the Notes were tendered for exchange. On April 14, 2011, Celanese US issued $600 million aggregate principal amount of Exchange Notes in exchange for the tendered Notes.

Senior Credit Facilities

In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement (the “Amendment Agreement”) with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated as of April 2, 2007 (as previously amended, the “Existing Credit Agreement”, and as amended and restated by the Amendment Agreement, the “Amended Credit Agreement”). Our Amended Credit Agreement consists of the Term C loan facility having principal amounts of $1,140 million of US dollar-denominated and €204 million of Euro-denominated term loans, the Term B loan facility having principal amounts of $417 million US dollar-denominated and €69 million of Euro-denominated term loans, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.

Borrowings under the Amended Credit Agreement will bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus a margin. The margin may increase or decrease 0.25% based on the following:

		Estimated Margin		Estimated Total
	Estimated	Decreases	Increases	Net Leverage
	Margin as of	0.25% if	0.25% if	Ratio as of
	March 31, 2011	Estimated Total	Net Leverage	March 31, 2011

Term B and credit-linked revolving facility	1.50%	not applicable	> 2.25:1.00	2.00
Term C	3.00%	< = 1.75:1.00	> 2.25:1.00	2.00

The margin for borrowings under the revolving credit facility is currently 2.50% above LIBOR or EURIBOR, as applicable, subject to increase or reduction in certain circumstances based on changes in the Company’s corporate credit ratings. Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly.

The Amended Credit Agreement is guaranteed by Celanese and certain domestic subsidiaries of Celanese US and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions (including for certain real property and certain shares of foreign subsidiaries), pursuant to the Guarantee and Collateral Agreement, dated as of April 2, 2007.

As a condition to borrowing funds or requesting letters of credit be issued under the revolving facility, the Company’s first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed the threshold as specified below. Further, the Company’s first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.

The Company’s maximum first lien senior secured leverage ratios, estimated first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility is as follows:

	First Lien Senior Secured Leverage Ratios
			Estimate, if Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
				(In $ millions)
March 31, 2011 and thereafter	3.90 to 1.00	1.71 to 1.00	2.23 to 1.00	600

As of March 31, 2011, the balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

(In $ millions)

Revolving credit facility
Borrowings outstanding	-
Letters of credit issued	-
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	80
Available for borrowing	148

The Amended Credit Agreement contains covenants including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses.

The Amended Credit Agreement also maintains a number of events of default, including a cross default to other debt of Celanese, Celanese US, or their subsidiaries, including the Notes, in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations under the Amended Credit Agreement.

The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2011.

10. Benefit Obligations

The components of net periodic benefit costs recognized are as follows:

			Postretirement
	Pension Benefits		Benefits
	Three Months Ended March 31,
	2011	2010	2011	2010

	(In $ millions)
Service cost	7	8	-	-
Interest cost	46	48	4	4
Expected return on plan assets	(50)	(50)	-	-
Recognized actuarial (gain) loss	7	2	(1)	(1)
Curtailment (gain) loss	(1)	(2)	-	-

Total	9	6	3	3

Company commitments to fund benefit obligations are as follows:

	As of
	March 31, 2011	Expected for 2011

	(In $ millions)
Cash contributions to defined benefit pension plans	13	164
Benefit payments from nonqualified trusts related to nonqualified pension plans	4	15
Benefit payments to other postretirement benefit plans	7	27

The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $1 million for the three months ended March 31, 2011.

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

Environmental remediation reserves are recorded in the unaudited consolidated balance sheets as follows:

	As of	As of
	March 31,	December 31,
	2011	2010

	(In $ millions)
Current Other liabilities	20	16
Noncurrent Other liabilities	84	85

Total	104	101

Environmental remediation reserves recorded in the unaudited consolidated balance sheets are categorized as follows:

	As of	As of
	March 31,	December 31,
	2011	2010

	(In $ millions)
Demerger obligations (Note 17)	37	36
Divestiture obligations (Note 17)	26	26
US Superfund sites	14	13
Other environmental remediation reserves	27	26

Total	104	101

Remediation

Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG (“Hoechst”), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 17). The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given accounting period.

US Superfund Sites

In the US, the Company may be subject to substantial claims brought by US federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the US Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at approximately 38 sites. At most of these sites, numerous companies, including the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for most of these proceedings is uncertain. Consequently, the Company cannot accurately determine its ultimate liability for investigation or cleanup costs at these sites.

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

12. Shareholders’ Equity

Preferred Stock

In February 2010, the Company delivered notice to the holders of its 4.25% Convertible Perpetual Preferred Stock (the “Preferred Stock”) that it was calling for the redemption of all 9.6 million outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the Company’s Series A Common Stock, par value $0.0001 per share (“Common Stock”), at any time prior to 5:00 p.m., New York City time, on February 19, 2010. As of such date, holders of Preferred Stock had elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by the Company on February 22, 2010 for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. In addition to the shares of Common Stock issued in respect of the shares of Preferred Stock converted and redeemed, the Company paid cash in lieu of fractional shares.

Common Stock

The Company’s Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company’s Series A common stock unless the Company’s Board of Directors, in its sole discretion, determines otherwise. Further, such dividends payable to holders of the Company’s Series A common stock cannot be declared or paid nor can any funds be set aside for the payment thereof, unless the Company has paid or set aside funds for the payment of all accumulated and unpaid dividends with respect to the shares of the Company’s Preferred Stock. As discussed above, all Preferred Stock was redeemed by the Company in February 2010 and no preferred stock or accumulated dividends remained outstanding as of March 31, 2011. The amount available to pay cash dividends is restricted by the Company’s Amended Credit Agreement and the Notes.

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

	Three Months Ended		Total From
	March 31,		Inception Through
	2011	2010	March 31, 2011
Shares repurchased	69,400	-	11,500,192
Average purchase price per share	$43.42	$-	$37.28
Amount spent on repurchased shares (in millions)	$3	$-	$429

The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Other Comprehensive Income (Loss), Net

Components of Other comprehensive income (loss) with related tax effects are as follows:

	Three Months Ended March 31,
	2011			2010
		Income			Income
		Tax			Tax
	Gross	(Provision)	Net	Gross	(Provision)	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount

		(In $ millions)
Unrealized gain (loss) on marketable securities	-	-	-	3	-	3
Foreign currency translation	58	-	58	(31)	-	(31)
Unrealized gain (loss) on interest rate swaps	14	(5)	9	(2)	(1)	(3)
Pension and postretirement benefits	6	(3)	3	5	(1)	4

Total	78	(8)	70	(25)	(2)	(27)

Adjustments to Accumulated other comprehensive income (loss) are as follows:

					Accumulated
	Unrealized		Unrealized	Pension and	Other
	Gain (Loss) on	Foreign	Gain (Loss)	Postretire-	Comprehensive
	Marketable	Currency	on Interest	ment	Income
	Securities	Translation	Rate Swaps	Benefits	(Loss), Net

	(In $ millions)
Balance as of December 31, 2010	(1)	(1)	(84)	(584)	(670)
Current period change	-	58	14	6	78
Income tax (provision) benefit	-	-	(5)	(3)	(8)

Balance as of March 31, 2011	(1)	57	(75)	(581)	(600)

13.	Other (Charges) Gains, Net

	Three Months Ended
	March 31,
	2011	2010

	(In $ millions)
Employee termination benefits	(4)	(5)
Ticona Kelsterbach plant relocation (Note 20)	(13)	(6)
Plumbing actions (Note 17)	-	12
Asset impairments	-	(72)
Plant/office closures	-	(6)
Resolution of commercial disputes	20	-

Total	3	(77)

2011

As a result of the Company’s Pardies, France Project of Closure and the previously announced closure of the Company’s Spondon, Derby, United Kingdom facility (Note 3), the Company recorded $1 million and $2 million, respectively, of employee termination benefits. The Pardies, France facility is included in the Acetyl Intermediates segment and the Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.

During March 2011, the Company received consideration of $16 million in connection with the settlement of a claim against a bankrupt supplier. In addition, the Company also recovered an additional $3 million from the settlement of an unrelated commercial dispute. These commercial dispute resolutions are included in the Acetyl Intermediates segment.

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

The changes in the restructuring reserves by business segment are as follows:

	Advanced
	Engineered	Consumer	Industrial	Acetyl
	Materials	Specialties	Specialties	Intermediates	Other	Total

	(In $ millions)
Employee Termination Benefits
Reserve as of December 31, 2010	3	16	-	24	10	53
Additions	-	2	-	-	1	3
Cash payments	-	-	-	(9)	(1)	(10)
Other changes	-	-	-	-	(1)	(1)
Exchange rate changes	-	-	-	1	1	2

Reserve as of March 31, 2011	3	18	-	16	10	47

Plant/Office Closures
Reserve as of December 31, 2010	-	-	-	3	1	4
Additions	-	-	-	-	-	-
Cash payments	-	-	-	(2)	-	(2)
Exchange rate changes	-	-	-	-	-	-

Reserve as of March 31, 2011	-	-	-	1	1	2

Total	3	18	-	17	11	49

14. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2011 was 23% compared to (286)% for the three months ended March 31, 2010. The lower effective rate in the prior year was primarily due to the effect of tax legislation in Mexico, partially offset by foreign losses not resulting in tax benefits and the effect of healthcare reform in the U.S.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were enacted. Under the new legislation, in years subsequent to 2012, the tax deductible prescription coverage is reduced by the amount of the subsidy offered under Medicare Part D. As a result, the Company reduced its deferred tax asset related to postretirement prescription drug coverage by the amount of the subsidy to be received subsequent to 2012. This reduction of $7 million to the Company’s deferred tax asset was recorded to Income tax (provision) benefit in the unaudited interim consolidated statements of operations during the three months ended March 31, 2010.

In March 2010, the Mexican tax authorities issued Miscellaneous Tax Resolutions (“MTRs”) to clarify various provisions included in the 2010 Mexican Tax Reform Bill (“Tax Reform Bill”) related to recapture amounts for 2004 and prior years, including certain aspects of the recapture rules related to income tax loss carryforwards, intercompany dividends and differences between consolidated and individual Mexican tax earnings and profits. At March 31, 2010, the application of the MTRs resulted in a reduction of $43 million to the $73 million income tax impact of the Tax Reform Bill that was initially recorded by the Company during the year ended December 31, 2009.

In December 2010, the Mexican tax authorities issued additional MTRs addressing tax year 2005 and subsequent periods. The MTRs issued in March 2010 and December 2010 eliminated the recapture tax on losses for which no tax benefit was received in consolidation and also clarified certain other aspects of the Tax Reform Bill originally enacted in December 2009. The December 2010 MTRs resulted in an additional reduction of $27 million to the tax liability previously recorded by the Company. After inflation and exchange rate changes, the Company’s tax liability at March 31, 2011 related to the combined Tax Reform Bill and 2010 MTRs is $4 million payable from 2012 to 2018.

Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the three months ended March 31, 2011, the total unrecognized tax benefits, interest and penalties related to uncertain tax positions decreased by $6 million for interest and changes in unrecognized tax benefits in US and foreign jurisdictions, and increased $13 million due to exchange rate changes.

The Company’s US tax returns for the years 2006, 2007 and 2008 are currently under audit by the US Internal Revenue Service and certain of the Company’s subsidiaries are under audit in jurisdictions outside of the US. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

15.	Derivative Financial Instruments

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

US-dollar interest rate swap derivative arrangements are as follows:

As of March 31, 2011
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%

2,500

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 9).

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%

2,600

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 9).

Euro interest rate swap derivative arrangements are as follows:

As of March 31, 2011 and December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In € millions)

150	April 2, 2007	April 2, 2011	4.04%

(1)	Fixes the EURIBOR portion of the Company’s Euro denominated variable rate borrowings (Note 9).

The Company did not enter into a new Euro interest rate swap arrangement upon the expiration of the existing Euro interest rate swap arrangement on April 2, 2011.

Notional values of the foreign currency forwards and swaps are as follows:

	As of	As of
	March 31,	December 31,
	2011	2010
	(In $ millions)

Total	885	751

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended				Three Months Ended
	March 31, 2011				March 31, 2010
	Gain (Loss)				Gain (Loss)
	Recognized in				Recognized in
	Other		Gain (Loss)		Other		Gain (Loss)
	Comprehensive		Recognized in		Comprehensive		Recognized in
	Income		Income		Income		Income
(In $ millions)
Derivatives designated as cash flow
hedging instruments
Interest rate swaps	(1	) (1)	(16	) (3)	(16	) (2)	(18	) (3)
Derivatives not designated as
hedging instruments
Foreign currency forwards and swaps	-		(12)		-		25

Total	(1)		(28)		(16)		7

(1)	Amount excludes $1 million of losses associated with the Company’s equity method investments’ derivative activity and $5 million of tax expense recognized in Other comprehensive income (loss).
(2)	Amount excludes $4 million of losses associated with the Company’s equity method investments’ derivative activity and $1 million of tax expense recognized in Other comprehensive income (loss).
(3)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is classified as Interest expense in the unaudited interim consolidated statements of operations.

See Note 16 for additional information regarding the fair value of the Company’s derivative arrangements.

16. Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820 for nonrecurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, property, plant and equipment and asset retirement obligations.

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)	Total

	(In $ millions)
Marketable securities, at fair value
US corporate debt securities	-	1	1
Mutual funds	73	-	73
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	3	3 (1)

Total assets as of March 31, 2011	73	4	77

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(57)	(57	) (2)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(14)	(14	) (2)

Total liabilities as of March 31, 2011	-	(71)	(71)

Marketable securities, at fair value
US corporate debt securities	-	1	1
Mutual funds	77	-	77
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	3	3 (1)

Total assets as of December 31, 2010	77	4	81

Derivatives designated as cash flow hedging instruments
Interest rate swaps	-	(59)	(59	) (2)
Interest rate swaps	-	(14)	(14	) (3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	-	(10)	(10	) (2)

Total liabilities as of December 31, 2010	-	(83)	(83)

(1)	Included in current Other assets in the unaudited consolidated balance sheets.
(2)	Included in current Other liabilities in the unaudited consolidated balance sheets.
(3)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

Carrying values and estimated fair values of financial instruments that are not carried at fair value in the Company’s unaudited consolidated balance sheets are as follows:

	As of		As of
	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In $ millions)

Cost investments	140	-	139	-
Insurance contracts in nonqualified pension trusts	67	67	70	70
Long-term debt, including current installments of long-term debt	3,081	3,104	3,064	3,087

In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of March 31, 2011 and December 31, 2010, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.

The fair value of long-term debt is based on valuations from third-party banks and market quotations.

17. Commitments and Contingencies

The Company is involved in legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers’ compensation, chemical exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, the Company is actively defending those matters where the Company is named as a defendant. Additionally, the Company believes, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation and claims will not have a material adverse effect on the financial position of the Company; however, the ultimate outcome of any given matter may have a material adverse impact on the results of operations or cash flows of the Company in any given reporting period.

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

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements that called for the replacement of plumbing systems of claimants who have had qualifying leaks, as well as reimbursements for certain leak damage. In connection with such settlements, the three companies had agreed to fund these replacements and reimbursements up to an aggregate amount of $950 million. As of March 31, 2011, the aggregate funding is $1,111 million due to additional contributions and funding commitments made primarily by other parties. The time to file claims for the class in Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) has expired. Accordingly, the court ruled the terms of the Cox settlement have been fully performed. The entity previously established to administer all Cox related claims was dissolved on September 24, 2010.

The following cases remain pending against CNA Holdings:

•    Aaustad, et al. v. Shell Oil Company, et al., No. C994680 (British Columbia Supreme Court, Vancouver Registry, Canada).

•    Aitken, et al. v. Shell Oil Company, et al., No. 990317943 (Alberta Supreme Court, Judicial District, Edmonton, Canada).

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

•    St. Croix Ltd., et al. v. Shell Oil Company, et al., No. 1997/467 (Territorial Ct., St. Croix Division, the US Virgin Islands).

•    Tranter v. Shell Oil Company, et al., No. 46565/97 (Ontario Court General Division, Canada).

•    Williams v. E.I. du Pont de Nemours & Co., et al., No. VLCSS104060 (British Columbia Supreme Court, Vancouver Registry, Canada).

•    In re U.S. Brass Corp., No. 94-408235 (Bankruptcy Court, Eastern Division, Texas).

On January 24, 2011 and February 7, 2011, the Chancery Court for Weakley County, Tennessee entered judgments in Shelter General Insurance Co., et al., v. Shell Oil Company, et al., No. 16809 and Dilday, et al. v. Hoechst Celanese Corporation, et al. No. 15187, respectively, dismissing with prejudice all claims against the Company.

The class actions in Canada are subject to a pending settlement that would result in the dismissal of those actions. In all of these actions, the plaintiffs have sought recovery for alleged damages caused by leaking polybutylene plumbing. Damage amounts have generally not been specified but these actions generally do not involve (either individually or in the aggregate) a large number of homes.

The Company’s remaining plumbing action accruals recorded in the unaudited consolidated balance sheets as of March 31, 2011 and December 31, 2010 are $9 million. The Company recorded recoveries and reductions in legal reserves related to plumbing actions (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2011	2010

	(In $ millions)
Recoveries	-	11
Legal reserve reductions	-	1

Total	-	12

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

Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas

Corporation and Celanese GmbH (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving 25 individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions with prejudice against all Celanese Entities in consideration of a payment by the Company. This proceeding related to sales by the polyester staple fibers business which Hoechst sold to KoSa B.V., f/k/a Arteva B.V., a subsidiary of Koch Industries, Inc. (“KoSa”) in 1998. Prior to December 31, 2008, the Company had entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 in the Western District of North Carolina entitled Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-SV-00578). The Company is actively defending this matter and has filed a motion to dismiss, which is pending with the court.

In November 2003 KoSa sought recovery from the Company in alleging a variety of claims, including indemnification and breach of representations, arising out of the 1998 sale in Koch Industries, Inc. et al. v. Hoechst Aktiengellschaft et al., (No. 03-cv-8679 Southern District NY). During the fourth quarter of 2010 the parties settled the case pursuant to a confidential agreement and the case was dismissed with prejudice.

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

Acetic Acid Patent Infringement Matters

On May 9, 1999, Celanese International Corporation filed a private criminal action styled Celanese International Corporation v. China Petrochemical Development Corporation against China Petrochemical Development Corporation (“CPDC”) in the Taiwan Kaoshiung District Court alleging that CPDC infringed Celanese International Corporation’s patent covering the manufacture of acetic acid. Celanese International Corporation also filed a supplementary civil brief that, in view of changes in Taiwanese patent laws, was subsequently converted to a civil action alleging damages against CPDC based on a period of infringement of ten years, 1991-2000, and based on CPDC’s own data that was reported to the Taiwanese securities and exchange commission. Celanese International Corporation’s patent was held valid by the Taiwanese patent office. On August 31, 2005, the District Court held that CPDC infringed Celanese International Corporation’s acetic acid patent and awarded Celanese International Corporation approximately $28 million (plus interest) for the period of 1995 through 1999. In October 2008, the High Court, on appeal, reversed the District Court’s $28 million award to the Company. The Company appealed to the Superior Court in November 2008, and the court remanded the case to the Intellectual Property Court in June 2009. On January 16, 2006, the District Court awarded Celanese International Corporation $800,000 (plus interest) for the year 1990. In January 2009, the High Court, on appeal, affirmed the District Court’s award and CPDC appealed on February 5, 2009 to the Supreme Court. During the quarter ended March 31, 2010, this case was remanded to the Intellectual Property Court. In August 2010, the Intellectual Property Court ruled in CPDC’s favor and Celanese filed an appeal to the Supreme Court. The Supreme Court ruled in CPDC’s favor on March 4, 2011, and the case was dismissed. On June 29, 2007, the District Court awarded Celanese International Corporation

$60 million (plus interest) for the period of 2000 through 2005. CPDC appealed this ruling and in July 2009, the High Court ruled in CPDC’s favor. The Company appealed to the Supreme Court and in December 2009, the case was remanded to the Intellectual Property Court.

Workers Compensation Claims

The Company has been provided with notices of claims filed with the South Carolina Workers’ Compensation Commission and the North Carolina Industrial Commission. The notices of claims identify various alleged injuries to current and former employees arising from alleged exposure to undefined chemicals at current and former plant sites in South Carolina and North Carolina. As of March 31, 2011, there were 1,350 claims pending. The Company has reserves for defense costs related to these matters.

Asbestos Claims

The Company and several of its US subsidiaries are defendants in asbestos cases. During the three months ended March 31, 2011, asbestos case activity is as follows:

Asbestos Cases
As of December 31, 2010	499
Case adjustments	-
New cases filed	16
Resolved cases	(7)

As of March 31, 2011	508

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

Pursuant to a settlement agreement between BCP Holdings and certain former Celanese GmbH shareholders, if the court sets a higher value for the fair cash compensation or the guaranteed payment under the Purchaser Offer or the Squeeze-Out compensation, former Celanese GmbH shareholders who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out will be entitled to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings related to the Purchaser Offer and the Squeeze-Out. If the fair cash compensation determined by the court is higher than the Squeeze-Out compensation of €66.99, then 1,069,465 shares will be entitled to an adjustment. If the court confirms the value of the fair cash compensation under the Domination Agreement but determines a higher value for the Squeeze-Out compensation, 924,078 shares would be entitled to an adjustment. Payments already received by these shareholders as compensation for their shares will be offset so that persons who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.

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

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million. Three of the divestiture agreements do not provide for monetary limits. Cumulative payments under the divestiture agreements as of March 31, 2011 are $54 million.

Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $37 million and $36 million as of March 31, 2011 and December 31, 2010, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.

The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for (i) one-third of any and all liabilities that result from Hoechst being held as the responsible party pursuant to public law or current or future environmental law or by third parties pursuant to private or public law relates to contamination and (ii) liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any significant reserves associated with this indemnification as it is not probable or estimable. The Company has not made any payments to Hoechst and its legal successors during the three months ended March 31, 2011 and 2010 in connection with this indemnification.

• Divestiture Obligations

The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk. As of March 31, 2011 and December 31, 2010, the Company had reserves in the aggregate of $26 million for these matters.

The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of indemnifications and guarantees provided for under these agreements is approximately $198 million as of March 31, 2011. Other agreements do not provide for any monetary or time limitations.

Purchase Obligations

In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials, utilities and other services. As of March 31, 2011, there were outstanding future commitments of $1.9 billion under take-or-pay contracts. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, as of March 31, 2011, there were other outstanding commitments of $598 million representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements.

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

During March 2011, the Company received consideration of $16 million in connection with the settlement of a claim against a bankrupt supplier. The consideration was recorded to Other charges (gains), net in the unaudited interim consolidated statements of operations in the Acetyl Intermediates segment. During April 2011, the Company received additional consideration of $1 million related to the same settlement.

18. Segment Information

Effective April 1, 2010, the Company moved its Ibn Sina affiliate from its Acetyl Intermediates segment to its Advanced Engineered Materials segment to reflect the change the affiliate’s business dynamics and growth opportunities. The Company has retrospectively adjusted its reportable segments for its Advanced Engineered

Materials segment and its Acetyl Intermediates segment for the three months ended March 31, 2010 to conform to the three months ended March 31, 2011 presentation.

	Advanced
	Engineered	Consumer	Industrial	Acetyl		Other
	Materials	Specialties	Specialties	Intermediates		Activities	Eliminations	Consolidated

	(In $ millions)
	Three Months Ended March 31, 2011
Net sales	328	266 (1)	290	813	(1)	1	(109)	1,589
Other (charges) gains, net	(13)	(1)	-	18		(1)	-	3
Equity in net earnings (loss) of affiliates	34	1	-	2		6	-	43
Earnings (loss) from continuing operations before tax	73	55	25	114		(87)	-	180
Depreciation and amortization	21	12	10	25		4	-	72
Capital expenditures	17	13	12	15		2	-	59	(2)

	As of March 31, 2011
Goodwill and intangibles, net	428	292	62	274		-	-	1,056
Total assets	2,882	1,028	909	2,013		1,790	-	8,622

	Three Months Ended March 31, 2010 - As Adjusted (Note 3)
Net sales	282	238 (1)	242	724	(1)	-	(98)	1,388
Other (charges) gains, net	5	(73)	-	(7)		(2)	-	(77)
Equity in net earnings (loss) of affiliates	44	-	-	1		4	-	49
Earnings (loss) from continuing operations before tax	92	(30)	12	1		(82)	-	(7)
Depreciation and amortization	20 (3)	11	10	45	(3)	3	-	89
Capital expenditures	5	6	5	5		2	-	23	(2)

	As of December 31, 2010
Goodwill and intangibles, net	423	284	55	264		-	-	1,026
Total assets	2,765	998	841	1,909		1,768	-	8,281

(1)	Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $108 million and $1 million, respectively, for the three months ended March 31, 2011 and $94 million and $4 million, respectively, for the three months ended March 31, 2010.
(2)	Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes a decrease in accrued capital expenditures of $18 million and $21 million for the three months ended March 31, 2011 and 2010, respectively.
(3)	Includes $2 million for Advanced Engineered Materials and $20 million for Acetyl Intermediates for the accelerated amortization of the unamortized prepayment related to a raw material purchase agreement (Note 17).

19. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted

			As Adjusted
			(Note 3)
	(In $ millions, except share and per share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	138	138	13	13
Earnings (loss) from discontinued operations	4	4	1	1

Net earnings (loss)	142	142	14	14
Cumulative preferred stock dividends	-	-	(3)	(3)

Net earnings (loss) available to common shareholders	142	142	11	11

Weighted-average shares — basic	155,966,259	155,966,259	150,272,227	150,272,227
Dilutive stock options		1,992,598		1,921,121
Dilutive restricted stock units		707,830		449,023
Assumed conversion of preferred stock		-		-

Weighted-average shares — diluted		158,666,687		152,642,371

Per share
Earnings (loss) from continuing operations	0.88	0.87	0.06	0.06
Earnings (loss) from discontinued operations	0.03	0.03	0.01	0.01

Net earnings (loss)	0.91	0.90	0.07	0.07

Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended
	March 31,
	2011	2010
Stock options	180,625	611,250
Restricted stock units	-	-
Convertible preferred stock	-	6,302,027

Total	180,625	6,913,277

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

Amounts received from Fraport through March 31, 2011 were $749 million and are accounted for as deferred proceeds in noncurrent Other liabilities in the unaudited consolidated balance sheets.

On March 30, 2011, the Company provided notice to Fraport indicating the Company will cease operations at the Kelsterbach, Germany facility by July 31, 2011. The Kelsterbach, Germany Ticona operations are included in the Advanced Engineered Materials segment.

A summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation is as follows:

	Three Months Ended		Total From
	March 31,		Inception Through
	2011	2010	March 31, 2011
	(In $ millions)

Deferred proceeds	-	-	749
Costs expensed	13	6	72
Costs capitalized (1)	49	68	970
Lease buyout	-	-	22

(1)	Includes a decrease in accrued capital expenditures of $5 million and $17 million for the three months ended March 31, 2011 and 2010, respectively.

21. Consolidating Guarantor Financial Information

In September 2010, the Company completed the issuance of the Notes (Note 9) by Celanese US (the “Issuer”). The Notes are guaranteed by Celanese Corporation (the “Parent Guarantor”) and substantially all of its US subsidiaries (the “Subsidiary Guarantors”). For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments. As a result, the Company presents such intercompany financing activities and dividends within the category where the ultimate use of cash to third parties is presented in the accompanying unaudited interim consolidated statements of cash flows. The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2011
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In $ millions)
Net sales	-	-	615	1,231	(257)	1,589
Cost of sales			(436)	(1,051)	249	(1,238)

Gross profit	-	-	179	180	(8)	351
Selling, general and administrative expenses	-	-	(39)	(89)	-	(128)
Amortization of intangible assets	-	-	(4)	(12)	-	(16)
Research and development expenses	-	-	(13)	(10)	-	(23)
Other (charges) gains, net	-	-	19	(16)	-	3
Foreign exchange gain (loss), net	-	-	-	1	-	1

Operating profit	-	-	142	54	(8)	188
Equity in net earnings (loss) of affiliates	142	178	28	36	(341)	43
Interest expense	-	(51)	(12)	(10)	18	(55)
Interest income	-	6	9	4	(18)	1
Other income (expense), net	-	2	-	1	-	3

Earnings (loss) from continuing operations before tax	142	135	167	85	(349)	180
Income tax (provision) benefit	-	7	(44)	(6)	1	(42)

Earnings (loss) from continuing operations	142	142	123	79	(348)	138

Earnings (loss) from operation of discontinued operations	-	-	6	-	-	6
Income tax (provision) benefit from discontinued operations	-	-	(2)	-	-	(2)

Earnings (loss) from discontinued operations	-	-	4	-	-	4

Net earnings (loss)	142	142	127	79	(348)	142
Net (earnings) loss attributable to noncontrolling interests	-	-	-	-	-	-

Net earnings (loss) attributable to Celanese Corporation	142	142	127	79	(348)	142

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2010
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In $ millions) (As Adjusted, Note 3)
Net sales	-	-	552	1,067	(231)	1,388
Cost of sales	-	-	(430)	(977)	237	(1,170)

Gross profit	-	-	122	90	6	218
Selling, general and administrative expenses	-	-	(47)	(77)	-	(124)
Amortization of intangible assets	-	-	(2)	(13)	-	(15)
Research and development expenses	-	-	(10)	(8)	-	(18)
Other (charges) gains, net	-	-	9	(86)	-	(77)
Foreign exchange gain (loss), net	-	-	-	2	-	2

Operating profit	-	-	72	(92)	6	(14)
Equity in net earnings (loss) of affiliates	14	39	27	33	(64)	49
Interest expense	-	(39)	(9)	(12)	11	(49)
Interest income	-	5	6	1	(11)	1
Other income (expense), net	-	1	(1)	6	-	6

Earnings (loss) from continuing operations before tax	14	6	95	(64)	(58)	(7)
Income tax (provision) benefit	-	8	(12)	23	1	20

Earnings (loss) from continuing operations	14	14	83	(41)	(57)	13

Gain (loss) on disposal of discontinued operations	-	-	2	-	-	2
Income tax (provision) benefit from discontinued operations	-	-	(1)	-	-	(1)

Earnings (loss) from discontinued operations	-	-	1	-	-	1

Net earnings (loss)	14	14	84	(41)	(57)	14
Net (earnings) loss attributable to noncontrolling interests	-	-	-	-	-	-

Net earnings (loss) attributable to Celanese Corporation	14	14	84	(41)	(57)	14

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2011
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	3	-	167	552	-	722
Trade receivables — third party and affiliates	-	-	293	782	(125)	950
Non-trade receivables	-	9	1,450	510	(1,700)	269
Inventories	-	-	168	563	(43)	688
Deferred income taxes	-	25	33	36	-	94
Marketable securities, at fair value	-	-	73	1	-	74
Assets held for sale	-	-	9	-	-	9
Other assets	-	75	9	49	(88)	45

Total current assets	3	109	2,202	2,493	(1,956)	2,851

Investments in affiliates	1,109	3,955	1,400	549	(6,191)	822
Property, plant and equipment, net	-	-	653	2,500	-	3,153
Deferred income taxes	-	14	402	22	-	438
Other assets	-	615	123	411	(847)	302
Goodwill	-	-	298	506	-	804
Intangible assets, net	-	-	81	171	-	252

Total assets	1,112	4,693	5,159	6,652	(8,994)	8,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	-	1,266	134	197	(1,378)	219
Trade payables — third party and affiliates	-	-	246	619	(125)	740
Other liabilities	-	100	351	523	(420)	554
Deferred income taxes	-	-	-	29	-	29
Income taxes payable	(27)	(316)	359	54	(2)	68

Total current liabilities	(27)	1,050	1,090	1,422	(1,925)	1,610

Long-term debt	-	2,516	984	345	(842)	3,003
Deferred income taxes	-	-	-	122	-	122
Uncertain tax positions	3	18	30	234	-	285
Benefit obligations	-	-	1,220	132	-	1,352
Other liabilities	-	-	119	1,010	(15)	1,114
Total Celanese Corporation
shareholders’ equity	1,136	1,109	1,716	3,387	(6,212)	1,136
Noncontrolling interests	-	-	-	-	-	-

Total shareholders’ equity	1,136	1,109	1,716	3,387	(6,212)	1,136

Total liabilities and shareholders’ equity	1,112	4,693	5,159	6,652	(8,994)	8,622

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2010
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	-	-	128	612	-	740
Trade receivables — third party and affiliates	-	-	246	672	(91)	827
Non-trade receivables	-	10	1,400	515	(1,672)	253
Inventories	-	-	164	484	(38)	610
Deferred income taxes	-	25	33	34	-	92
Marketable securities, at fair value	-	-	77	1	-	78
Assets held for sale	-	-	9	-	-	9
Other assets	-	48	33	43	(65)	59

Total current assets	-	83	2,090	2,361	(1,866)	2,668

Investments in affiliates	903	3,721	1,413	530	(5,729)	838
Property, plant and equipment, net	-	-	650	2,367	-	3,017
Deferred income taxes	-	19	404	20	-	443
Other assets	-	614	125	389	(839)	289
Goodwill	-	-	297	477	-	774
Intangible assets, net	-	-	79	173	-	252

Total assets	903	4,437	5,058	6,317	(8,434)	8,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt — third party and affiliates	-	1,227	137	190	(1,326)	228
Trade payables — third party and affiliates	-	-	249	515	(91)	673
Other liabilities	-	87	385	544	(420)	596
Deferred income taxes	-	-	-	28	-	28
Income taxes payable	(26)	(309)	314	39	(1)	17

Total current liabilities	(26)	1,005	1,085	1,316	(1,838)	1,542

Long-term debt	-	2,498	980	346	(834)	2,990
Deferred income taxes	-	-	-	116	-	116
Uncertain tax positions	3	17	28	225	-	273
Benefit obligations	-	-	1,230	129	-	1,359
Other liabilities	-	14	123	954	(16)	1,075
Total Celanese Corporation shareholders’ equity	926	903	1,612	3,231	(5,746)	926
Noncontrolling interests	-	-	-	-	-	-

Total shareholders’ equity	926	903	1,612	3,231	(5,746)	926

Total liabilities and shareholders’ equity	903	4,437	5,058	6,317	(8,434)	8,281

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2011
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In $ millions)
Net cash provided by (used in) operating activities	-	-	102	30	-	132
Investing activities from continuing operations
Capital expenditures on property, plant and equipment	-	-	(32)	(45)	-	(77)
Acquisitions, net of cash acquired	-	-	(8)	-	-	(8)
Proceeds from sale of businesses and assets, net	-	-	1	3	-	4
Capital expenditures related to Ticona Kelsterbach plant relocation	-	-	-	(54)	-	(54)
Other, net	-	-	(2)	(14)	-	(16)

Net cash provided by (used in) investing activities	-	-	(41)	(110)	-	(151)
Financing activities from continuing operations
Short-term borrowings (repayments), net	-	-	(6)	1	-	(5)
Proceeds from long-term debt	-	-	-	11	-	11
Repayments of long-term debt	-	(5)	-	(4)	-	(9)
Proceeds and repayments from intercompany financing activities	-	5	(5)	-	-	-
Purchases of treasury stock, including related fees	(3)	-	-	-	-	(3)
Dividends from subsidiary	9	9	-	-	(18)	-
Dividends to parent	-	(9)	(9)	-	18	-
Stock option exercises	5	-	-	-	-	5
Series A common stock dividends	(8)	-	-	-	-	(8)
Other, net	-		(2)	-	-	(2)

Net cash provided by (used in) financing activities	3	-	(22)	8	-	(11)
Exchange rate effects on cash and cash equivalents	-	-	-	12	-	12

Net increase (decrease) in cash and cash equivalents	3	-	39	(60)	-	(18)
Cash and cash equivalents at beginning of period	-	-	128	612	-	740

Cash and cash equivalents at end of period	3	-	167	552	-	722

CELANESE CORPORATION AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010
	Parent		Subsidiary	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(In $ millions) (As Adjusted, Note 3)
Net cash provided by (used in) operating activities	1	-	(33)	87	-	55
Investing activities from continuing operations
Capital expenditures on property, plant and equipment	-	-	(18)	(26)	-	(44)
Proceeds from sale of businesses and assets, net	-	-	-	5	-	5
Capital expenditures related to Ticona Kelsterbach plant relocation	-	-	-	(85)	-	(85)
Other, net	-	-	(3)	(5)	-	(8)

Net cash provided by (used in) investing activities	-	-	(21)	(111)	-	(132)
Financing activities from continuing operations
Short-term borrowings (repayments), net	-	-	-	1	-	1
Repayments of long-term debt	-	(7)	(1)	(2)	-	(10)
Proceeds and repayments from intercompany financing activities	-	7	26	(33)	-	-
Dividends from subsidiary	2	2	-	-	(4)	-
Dividends to parent	-	(2)	(2)	-	4	-
Stock option exercises	3	-	-	-	-	3
Series A common stock dividends	(6)	-	-	-	-	(6)
Preferred stock dividends	(3)	-	-	-	-	(3)

Net cash provided by (used in) financing activities	(4)	-	23	(34)	-	(15)
Exchange rate effects on cash and cash equivalents	-	-	-	(23)	-	(23)

Net increase (decrease) in cash and cash equivalents	(3)	-	(31)	(81)	-	(115)
Cash and cash equivalents at beginning of period	5	-	520	729	-	1,254

Cash and cash equivalents at end of period	2	-	489	648	-	1,139

22.	Subsequent Events

On April 7, 2011, the Company declared a quarterly cash dividend of $0.05 per share on its Common Stock amounting to $8 million. The cash dividends are for the period from February 1, 2011 to April 30, 2011 and will be paid on May 2, 2011 to holders of record as of April 18, 2011.

On April 25, 2011, the Company announced that its Board of Directors approved a 20% increase in the Company’s quarterly Common Stock cash dividend. The Board of Directors increased the dividend rate from $0.05 to $0.06 per share of Common Stock on a quarterly basis and from $0.20 to $0.24 per share of Common Stock on an annual basis. The new dividend rate will be applicable to dividends payable beginning in August 2011.

The Company also announced on April 25, 2011, that its Board of Directors approved an increase of $129 million to its existing share repurchase authorization for a total remaining authorization of $200 million of its Common Stock. As of March 31, 2011, the Company had $71 million remaining under its previously announced plan that authorized up to $500 million. The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased.

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

The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2010, filed on February 11, 2011 with the Securities and Exchange Commission (“SEC”) as part of the Company’s Annual Report on Form 10-K (the “2010 Form 10-K”) and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See “Special Note Regarding Forward-Looking Statements” below.

Special Note Regarding Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Quarterly Report are forward-looking in nature as defined in various sections of the SEC’s securities laws. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views and beliefs with respect to future events at the time that the statements are made, are not historical facts or guarantees of future performance and are subject to significant risks, uncertainties and other factors that are difficult to predict and many of which are outside of our control. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate and, accordingly, should not have undue reliance placed upon them. All forward-looking statements made in this Quarterly Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Quarterly Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise.

See Part I - Item 1A. Risk Factors of our 2010 Form 10-K and subsequent periodic filings we make with the SEC for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;

•	the length and depth of product and industry business cycles particularly in the automotive, electrical, textiles, electronics and construction industries;

•	changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, wood pulp and fuel oil and the prices for electricity and other energy sources;

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce or maintain at their current levels production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of intellectual property and other legal protection afforded to our products or technologies;

•	costs and potential disruption or interruption of production due to accidents or other unforeseen events or delays in construction of facilities;

•	potential liability for remedial actions and increased costs under existing or future environmental regulations, including those relating to climate change;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies of governments or other governmental activities in the countries in which we operate;

•	changes in currency exchange rates and interest rates;

•	our level of indebtedness, which could diminish our ability to raise additional capital to fund operations or limit our ability to react to changes in the economy or the chemicals industry; and

•	various other factors, both referenced and not referenced in this Quarterly Report.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected.

Overview

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

2011 Highlights:

•	We announced the expansion of our ethylene vinyl acetate (“EVA”) capacity at our Edmonton manufacturing facility due to strong growth in strategic, high-value segments. Global EVA production increases are fueled by growth in the photovoltaic cell industry in China, strong demand for EVA in other parts of Asia, and demand for EVA in innovative applications like controlled-release excipients and medical packaging. We expect our capacity to increase by up to 15 percent for our higher vinyl acetate content EVA grades in the second half of 2011.

•	We announced that our Board of Directors approved a 20% increase in our quarterly Series A common stock cash dividend. The dividend rate increased from $0.05 to $0.06 per share of Series A common stock on a quarterly basis and from $0.20 to $0.24 per share on an annual basis. Our Board of Directors also approved an increase of $129 million to our existing share repurchase authorization for a total remaining authorization of $200 million of our Series A common stock. As of March 31, 2011, we had $71 million remaining under our previously announced plan that authorized up to $500 million.

Results of Operations

Ibn Sina

We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Company (“CTE”), a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into the Ibn Sina joint venture agreement in 1981. In April 2010, we announced that Ibn Sina will construct a 50,000 ton polyacetal (“POM”) production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC’s economic interest will remain unchanged.

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

Financial Highlights

	Three Months Ended
	March 31,
	2011	2010
		(As Adjusted)
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,589	1,388
Gross profit	351	218
Selling, general and administrative expenses	(128)	(124)
Other (charges) gains, net	3	(77)
Operating profit (loss)	188	(14)
Equity in net earnings of affiliates	43	49
Interest expense	(55)	(49)
Earnings (loss) from continuing operations before tax	180	(7)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	138	13
Earnings (loss) from discontinued operations	4	1

Net earnings (loss)	142	14

Other Data
Depreciation and amortization	72	89

	As of	As of
	March 31,	December 31,
	2011	2010

	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	722	740
Short-term borrowings and current installments of long-term debt — third party and affiliates	219	228
Long-term debt	3,003	2,990

Total debt	3,222	3,218

Consolidated Results – Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Net sales increased $201 million during the three months ended March 31, 2011 compared to the same period in 2010 primarily as a result of increased volumes across the majority of our business segments and an increase in selling price across all of our business segments. Favorable pricing was as a result of increased raw material and freight costs. Continued success in innovation in our Advanced Engineered Materials segment and in our Emulsions business included in our Industrial Specialties segment also contributed to our favorable net sales. These increases were only slightly reduced by an unfavorable foreign currency impact.

Gross profit increased during the three months ended March 31, 2011 compared to the same period in 2010. Increases in selling prices more than offset the increase in raw material, energy and freight costs. During the first quarter of 2010, we wrote-off other productive assets of $17 million related to our Singapore and Nanjing, China facilities. We also recorded $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009. The accelerated amortization was recorded as $20 million to our Acetyl Intermediates segment and $2 million to our Advanced Engineered Materials segment.

Selling, general and administrative expenses increased for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to the increase in operations. As a percentage of sales, selling, general and administrative expenses declined from 8.9% to 8.1% primarily due to sustainable efficiencies.

Other (charges) gains, net decreased $80 million for the three months ended March 31, 2011 as compared to the same period in 2010:

	Three Months Ended
	March 31,
	2011	2010

	(unaudited)
	(In $ millions)
Employee termination benefits	(4)	(5)
Ticona Kelsterbach plant relocation (Note 20)	(13)	(6)
Plumbing actions (Note 17)	-	12
Asset impairments	-	(72)
Plant/office closures	-	(6)
Resolution of commercial disputes	20	-

Total	3	(77)

In November 2006, we finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona operations resolving several years of legal disputes related to the planned Fraport expansion. We recorded $13 million and $6 million of expenses related to the Ticona Kelsterbach relocation during the three months ended March 31, 2011 and 2010, respectively. The Ticona Kelsterbach, Germany facility is included in our Advanced Engineered Materials segment. See Note 20 to the accompanying unaudited interim consolidated financial statements for further information regarding the Ticona Kelsterbach plant relocation.

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

As a result of our Pardies, France Project of Closure, we recorded exit costs of $7 million during the three months ended March 31, 2010, which consisted of $1 million in employee termination benefits, $3 million of contract termination costs and $3 million of reindustrialization costs. The Pardies, France facility is included our Acetyl Intermediates segment.

Other charges for the three months ended March 31, 2011 was more than offset by consideration of $16 million we received in connection with the settlement of a claim against a bankrupt supplier. In addition, we also recovered an additional $3 million from the settlement of an unrelated commercial dispute. These commercial dispute resolutions are included in our Acetyl Intermediates segment. Other charges for the three months ended March 31, 2010 was partially offset by $11 million of recoveries and a $1 million decrease in legal reserves associated with plumbing cases which is included in our Advanced Engineered Materials business segment.

Our effective income tax rate for the three months ended March 31, 2011 was 23% compared to (286)% for the three months ended March 31, 2010. The lower effective rate in the prior year was primarily due to the effect of tax legislation in Mexico, partially offset by foreign losses not resulting in tax benefits and the effect of healthcare reform in the U.S.

Selected Data by Business Segment

	Three Months Ended
	March 31,
	2011	2010	Change
		As Adjusted
		(unaudited)
	(In $ millions, except percentages)
Net sales
Advanced Engineered Materials	328	282	46
Consumer Specialties	266	238	28
Industrial Specialties	290	242	48
Acetyl Intermediates	813	724	89
Other Activities	1	-	1
Inter-segment eliminations	(109)	(98)	(11)

Total	1,589	1,388	201

Other (charges) gains, net
Advanced Engineered Materials	(13)	5	(18)
Consumer Specialties	(1)	(73)	72
Industrial Specialties	-	-	-
Acetyl Intermediates	18	(7)	25
Other Activities	(1)	(2)	1

Total	3	(77)	80

Operating profit (loss)
Advanced Engineered Materials	38	48	(10)
Consumer Specialties	54	(30)	84
Industrial Specialties	25	12	13
Acetyl Intermediates	112	-	112
Other Activities	(41)	(44)	3

Total	188	(14)	202

Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	73	92	(19)
Consumer Specialties	55	(30)	85
Industrial Specialties	25	12	13
Acetyl Intermediates	114	1	113
Other Activities	(87)	(82)	(5)

Total	180	(7)	187

Depreciation and amortization
Advanced Engineered Materials	21	20	1
Consumer Specialties	12	11	1
Industrial Specialties	10	10	-
Acetyl Intermediates	25	45	(20)
Other Activities	4	3	1

Total	72	89	(17)

Operating margin(1)
Advanced Engineered Materials	11.6%	17.0%	(5.4)%
Consumer Specialties	20.3%	(12.6)%	32.9%
Industrial Specialties	8.6%	5.0%	3.6%
Acetyl Intermediates	13.8%	-%	13.8%
Total	11.8%	(1.0)%	12.8%

(1)	Defined as operating profit (loss) divided by net sales.

Factors Affecting Business Segment Net Sales

The table below sets forth the percentage increase (decrease) in net sales from the period ended March 31, 2010 to the period ended March 31, 2011 attributable to each of the factors indicated for the following business segments.

	Volume	Price	Currency	Other		Total
	(unaudited)
	(In percentages)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Advanced Engineered Materials	6	8	(1)	3	(1)	16
Consumer Specialties	10	4	-	(2	) (2)	12
Industrial Specialties	8	13	(1)	-		20
Acetyl Intermediates	-	12	-	-		12
Total Company	4	11	(1)	-	(3)	14

(1)	2011 includes the effects of the two product lines acquired from DuPont Performance Polymers (acquired May 2010).
(2)	Includes the impact of fluctuations in intersegment sales.
(3)	Includes the effects of the captive insurance companies and the impact of fluctuations in intersegment eliminations.

Business Segments – Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Advanced Engineered Materials

	Three Months Ended
	March 31,		Change
	2011	2010	in $
		As Adjusted
		(unaudited)
	(In $ millions, except percentages)

Net sales	328	282	46
Net sales variance
Volume	6%
Price	8%
Currency	(1)%
Other	3%
Other (charges) gains, net	(13)	5	(18)
Operating profit (loss)	38	48	(10)
Operating margin	11.6%	17.0%
Equity in net earnings (loss) of affiliates	34	44	(10)
Earnings (loss) from continuing operations before tax	73	92	(19)
Depreciation and amortization	21	20	1

Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered Materials segment is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are POM, polyphenylene sulfide (“PPS”), long-fiber reinforced thermoplastics (“LFT”), polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), ultra-high molecular weight polyethylene (“GUR®”) and liquid crystal polymer (“LCP”). POM, PPS, LFT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.

Advanced Engineered Materials’ net sales increased $46 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase in net sales is primarily related to increases in average pricing as a result of implemented price increases, increased volumes mainly driven by continued success in the innovation and commercialization of new products and applications and the acquisition of two product lines, Zenite® LCP and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”), from DuPont Performance Polymers in May 2010. Volume increases were driven mainly by increases in volume in GUR®, as a result of strong machine builds in North America and Europe, and LFT as a result of strong demand in the automotive industry. Volumes for POM were somewhat constrained as a result of our planned inventory build for the European expansion and Kelsterbach relocation.

Operating profit decreased $10 million for the three months ended March 31, 2011 compared to the same period in 2010. The impact from higher volumes and pricing and the positive impact from our planned inventory build for the relocation of our facility in Kelsterbach, Germany, was more than offset by higher raw material costs, increased investments in our innovation and growth initiatives and other charges incurred during the three months ended March 31, 2011.

Earnings (loss) from continuing operations before tax decreased $19 million for the three months ended March 31, 2011 compared to the same period in 2010 as a result of decreased operating profit and decreased equity in net earnings (loss) of affiliates. Our strategic affiliates continued to experience strong demand which was offset by rising raw material costs and timing of certain expenses. Operating and financial results of our Polyplastics Co., Ltd. strategic affiliate were not materially impacted by the recent natural disasters in Japan during the three months ended March 31, 2011.

Consumer Specialties

	Three Months Ended
	March 31,		Change
	2011	2010	in $
		(unaudited)
	(In $ millions, except percentages)

Net sales	266	238	28
Net sales variance
Volume	10%
Price	4%
Currency	-%
Other	(2)%
Other (charges) gains, net	(1)	(73)	72
Operating profit (loss)	54	(30)	84
Operating margin	20.3%	(12.6)%
Equity in net earnings (loss) of affiliates	1	-	1
Earnings (loss) from continuing operations before tax	55	(30)	85
Depreciation and amortization	12	11	1

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

Net sales for Consumer Specialties increased for the three months ended March 31, 2011 as compared to the same period in 2010. Net sales were positively impacted during the three months ended March 31, 2011 as we experienced modestly higher demand in our tow and Sunett® businesses, increased pricing across most of our product lines as well as additional availability of supply compared with the prior year period. Net sales were temporarily impacted during the three months ended March 31, 2010 as we experienced a decline in net sales related to an electrical disruption and subsequent production outage at our Acetate Products manufacturing facility in Narrows, Virginia.

Operating profit increased from an operating loss of $30 million for the three months ended March 31, 2010 to an operating profit of $54 million for the three months ended March 31, 2011. The increase in operating profit is a result of increased volumes and pricing, which was only partially offset by an increase in raw material and freight costs and a decrease in other charges. Other charges for the three months ended March 31, 2010 was impacted by long-lived asset impairment losses of $72 million associated with management’s assessment of the closure of our acetate flake and tow production operations in Spondon, Derby, United Kingdom.

Industrial Specialties

	Three Months Ended
	March 31,		Change
	2011	2010	in $
		(unaudited)
	(In $ millions, except percentages)

Net sales	290	242	48
Net sales variance
Volume	8%
Price	13%
Currency	(1)%
Other	-
Other (charges) gains, net	-	-	-
Operating profit (loss)	25	12	13
Operating margin	8.6%	5.0%
Earnings (loss) from continuing operations before tax	25	12	13
Depreciation and amortization	10	10	-

Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. Our Emulsions business is a global leader that produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized leader in low volatile organic compounds, an environmentally-friendly technology. Our emulsions products are used in a wide array of applications including paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our EVA Performance Polymers business offers a complete line of low-density polyethylene and specialty EVA resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical devices and tubing, automotive carpeting and solar cell encapsulation films.

Net sales increased $48 million for the three months ended March 31, 2011 compared to the same period in 2010 driven by increased pricing and higher volumes. Higher pricing was attributed to recent pricing actions, current strong demand for our photovoltaic applications and improved product mix on increased sales to higher value-added applications. The increased volumes were driven by the benefits of product innovation and continued growth in vinyl emulsion applications as customers replaced oil-based solutions with our vinyl offerings, as well as higher demand for EVA performance polymers.

Operating profit increased $13 million for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to higher volumes and increased pricing which were only partially offset by higher key raw material costs. Operating profit for the three months ended March 31, 2011 was also impacted by higher fixed costs resulting from colder than normal weather, higher production costs and an unfavorable foreign currency impact.

Acetyl Intermediates

	Three Months Ended
	March 31,		Change
	2011	2010	in $
		(As Adjusted)
	(unaudited)
	(In $ millions, except percentages)

Net sales	813	724	89
Net sales variance
Volume	-%
Price	12%
Currency	-%
Other	-%
Other (charges) gains, net	18	(7)	25
Operating profit (loss)	112	-	112
Operating margin	13.8%	-%
Equity in net earnings (loss) of affiliates	2	1	1
Earnings (loss) from continuing operations before tax	114	1	113
Depreciation and amortization	25	45	(20)

Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, vinyl acetate monomer (“VAM”), acetic anhydride and acetate esters. These products are generally used as raw materials for colorants, paints, adhesives, coatings, textiles, medicines and more. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products. To meet the growing demand for acetic acid in China and to support ongoing site optimization efforts, we successfully expanded our acetic acid unit in Nanjing, China from 600,000 tons per reactor annually to 1.2 million tons per reactor annually during the fourth quarter of 2009. Using new AOPlus®2 capability, the acetic acid unit could be further expanded to 1.5 million tons per reactor annually with only modest additional capital.

Acetyl Intermediates’ net sales increased $89 million during the three months ended March 31, 2011 compared to the same period in 2010. The increase in net sales was a result of favorable pricing which was driven by rising raw material costs and price increases generated by strong global demand for acetic acid and our major downstream derivative product lines across all regions. Higher industry utilization due to planned and unplanned production outages across the industry also contributed to the increase in net sales for the three months ended March 31, 2011 as compared to the same period in 2010.

Operating profit increased $112 million during the three months ended March 31, 2011 compared to the same period in 2010. The increase in operating profit is primarily due to higher sales prices, reductions in plant costs resulting from the closure of our less advantaged acetic acid and VAM production operations in Pardies, France, and a favorable impact from other charges.

During March 2011, we received consideration of $16 million in connection with the settlement of a claim against a bankrupt supplier which was recorded to Other charges (gains) in the accompanying unaudited interim consolidated statement of operations. We also received an additional $3 million during the three months ended March 31, 2011 for resolution of a separate commercial dispute. Other charges was also positively impacted by the absence of plant closure costs related to the shutdown of our Pardies, France operations.

These increases to operating profit were only slightly offset by higher variable costs. Higher variable costs were a direct result of price increases in all major raw materials.

Depreciation and amortization for the three months ended March 31, 2010 includes $20 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Other Activities

Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.

The operating loss for Other Activities decreased $3 million for the three months ended March 31, 2011, compared to the same period in 2010. Lower selling, general and administrative expenses were primarily due to the impact of one-time environmental remediation charges that occurred in 2010.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2011 we have $148 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.

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

In January 2011, our wholly-owned subsidiary, Celanese Far East Limited, signed letters of intent to construct and operate industrial ethanol production facilities in Nanjing, China, at the Nanjing Chemical Industrial Park, and in Zhuhai, China, at the Gaolan Port Economic Zone. We could begin industrial ethanol production within 30 months following project approvals with expected nameplate capacity of 400,000 tons per year per plant with an initial investment of approximately $300 million per plant.

In April 2010, we announced that, through our strategic venture Ibn Sina, we will construct a 50,000 ton POM production facility in Saudi Arabia. Our pro rata share of the capital to be invested in the POM expansion is expected to total approximately $165 million. Of our pro rata share, we expect the expansion to be funded primarily by the operations of Ibn Sina.

Cash outflows for capital expenditures are expected to be approximately $350 million in 2011, excluding amounts related to the relocation of our Ticona plant in Kelsterbach and capacity expansion in Europe. Per the terms of our agreement with Fraport, we provided notice to Fraport on March 30, 2011 indicating we will cease operations at our Kelsterbach, Germany facility by July 31, 2011. Accordingly, we expect to receive the final cash installment of €110 million in June 2011. As the relocation project progressed, we decided to expand the scope of the new production facilities and now expect to spend in excess of total proceeds to be received from Fraport. We anticipate related cash outflows for capital expenditures in 2011 will be €185 million.

In December 2009, we announced plans with China National Tobacco Corporation to expand the acetate flake and tow capacity at our venture’s Nantong facility and in 2010 we received formal approval to expand flake and tow capacities, each by 30,000 tons. Our Chinese acetate ventures fund their operations using operating cash flow. We made contributions during 2010 of $12 million and have committed to contributions of $17 million in 2011 related to the capacity expansion in Nantong. 2011 contributions are expected to be paid during the third and fourth quarters of 2011.

As a result of the previously announced closure of our acetate flake and tow manufacturing operations at the Spondon, Derby, United Kingdom site, we expect to record total expenses of approximately $35 to $45 million, consisting of approximately $20 million for personnel-related exit costs and approximately $20 million of other facility-related shutdown costs such as contract termination costs and accelerated depreciation of fixed assets. We expect that substantially all of the exit costs (except for accelerated depreciation of fixed assets of approximately $15 million) will result in future cash expenditures. Cash outflows are expected to occur through 2011. During 2010 we recorded exist costs of $15 million related to personnel-related costs and $6 million related to accelerated depreciation. For the three months ended March 31, 2011, we recorded exit costs of $2 million related to personnel-related costs and $4 million related to accelerated depreciation. Based on current market assessments, we are considering our options regarding the previously announced Spondon facility closure. See Note 3 and Note 13 in the accompanying unaudited interim consolidated financial statements.

In addition to exit-related costs associated with the closure of the Spondon, Derby, United Kingdom acetate flake and tow manufacturing operations, we expect to incur capital expenditures of approximately $35 million in certain capacity and efficiency improvements, principally at our Lanaken, Belgium facility, to optimize our global production network.

On a stand-alone basis, Celanese has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese generally will depend on the cash flow of its subsidiaries and their abilities to pay dividends and make other distributions to Celanese in order for Celanese to meet its obligations, including its obligations under its Series A common stock, senior credit facilities and its senior notes.

Cash Flows

Cash and cash equivalents as of March 31, 2011 were $722 million, which is a decrease of $18 million from December 31, 2010.

• Net Cash Provided by Operating Activities

Cash flow provided by operations increased $77 million during the three months ended March 31, 2011 as compared to the same period in 2010. Cash flow provided by operations was positively impacted by the increase in earnings from continuing operations and a cash tax refund of $6 million for the three months ended March 31, 2011 versus net cash taxes paid of $11 million during the same period in 2010.

• Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased from a cash outflow of $132 million for the three months ended March 31, 2010 to a cash outflow of $151 million for the same period in 2011. The increase is primarily related to the cash outflow of $8 million incurred in 2011 related to our acquisition of a business primarily consisting of emulsions process technology from Crown Paints Limited. This increase was offset by decreased capital expenditures related to the Ticona Kelsterbach plant relocation.

Our cash outflows for capital expenditures were $77 million and $44 million for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives.

• Net Cash Used in Financing Activities

Net cash used in financing activities decreased from a cash outflow of $15 million for the three months ended March 31, 2010 to a cash outflow of $11 million for the same period in 2011. The $4 million decrease primarily relates to an increase of $2 million from stock option exercises and an increase of $11 million from proceeds from long-term debt. These increases were mostly offset by a $6 million increase in cash outflows for repayments on short-term debt and $3 million of cash outflows for purchases of treasury stock.

Debt and Other Obligations

• Senior Notes

In September 2010, we completed an offering of $600 million aggregate principal amount of 6 5/8% Senior Notes due 2018 (the “Notes”). The Notes are senior unsecured obligations of Celanese US and rank equally in right of payment and other subordinated indebtedness of Celanese US. The Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).

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

On February 18, 2011, Celanese US commenced an exchange offer (the “Exchange Offer”) in which up to $600 million aggregate principal amount of exchange notes (the “Exchange Notes”) registered under the Securities Act were offered in exchange for the same principal amount of the outstanding Notes. The terms of the Exchange Notes and the outstanding Notes were substantially identical, except that the transfer restrictions, registration rights, and rights to increased interest in addition to the stated interest rate on the provisions applicable to the outstanding Notes do not apply to the Exchange Notes. The Exchange Offer was commenced in order to satisfy Celanese US’ obligations under the registration rights agreement related to the outstanding Notes. The Exchange Offer expired on April 12, 2011 and all the Notes were tendered for exchange. On April 14, 2011, Celanese US issued $600 million aggregate principal amount of Exchange Notes in exchange for the tendered Notes.

• Senior Credit Facilities

In September 2010, we entered into an amendment agreement with the lenders under our existing senior secured credit facilities in order to amend and restate the corresponding credit agreement, dated as of April 2, 2007 (as previously amended, the “Existing Credit Agreement”, and as amended and restated by the amendment agreement, the “Amended Credit Agreement”). Our Amended Credit Agreement consists of the Term C loan facility having principal amounts of $1,140 million of US dollar-denominated and €204 million of Euro-denominated term loans due 2016, the Term B loan facility having principal amounts of $417 million US dollar-denominated and €69 million of Euro-denominated term loans due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.

As of March 31, 2011, the balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

(In $ millions)
(unaudited)

Revolving credit facility
Borrowings outstanding	-
Letters of credit issued	-
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	80
Available for borrowing	148

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

Our amended maximum first lien senior secured leverage ratios, estimated first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility as of March 31, 2011 are as follows:

	First Lien Senior Secured Leverage Ratios
			Estimate, If Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
	(unaudited)
				(In $ millions)

March 31, 2011 and thereafter	3.90 to 1.00	1.71 to 1.00	2.23 to 1.00	600

The Amended Credit Agreement contains covenants including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses; as well as a covenant requiring maintenance of a maximum first lien senior secured leverage ratio.

We are in compliance with all of the covenants related to our debt agreements as of March 31, 2011.

Share Capital

We have a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of Series A common stock, par value $0.0001 per share. In April 2010, we announced that our Board of Directors approved a 25% increase in the Celanese quarterly Series A common stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.04 to $0.05 per share of Series A common stock on a quarterly basis, which equates to $0.16 to $0.20 per share of Series A common stock annually. The new dividend rate was applicable to dividends payable beginning in August 2010. On April 7, 2011, we declared a cash dividend of $0.05 per share on our Series A common stock amounting to $8 million. The cash dividends are for the period from February 1, 2011 to April 30, 2011 and will be paid on May 2, 2011 to holders of record as of April 18, 2011.

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

	Three Months Ended		Total From
	March 31,		Inception Through
	2011	2010	March 31, 2011
		(unaudited)

Shares repurchased	69,400	-	11,500,192
Average purchase price per share	$43.42	-	$37.28
Amount spent on repurchased shares (in millions)	$3	-	$429

The purchase of treasury stock will reduce the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ equity.

Contractual Obligations

Except as otherwise described in this report, there have been no material revisions to our contractual obligations as described in our 2010 Form 10-K.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited interim consolidated financial statements in conformity with US

Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We describe our significant accounting policies in Note 2, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our 2010 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2010 Form 10-K.

There have been no material revisions to the critical accounting policies as filed in our 2010 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2010 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2011, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers’ compensation, chemical exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, we are actively defending those matters where the Company is named as a defendant. Additionally, we believe, based on the advice of legal counsel, that adequate reserves have been made and that the ultimate outcomes of all such litigation and claims will not have a material adverse effect on our financial position; however, the ultimate outcome of any given matter may have a material adverse impact on our results of operations or cash flows in any given reporting period. See also Note 17 in the accompanying unaudited interim consolidated financial statements for a discussion of material legal proceedings.

There have been no significant developments in the “Legal Proceedings” described in our 2010 Form 10-K other than those disclosed in Note 17 in the accompanying unaudited interim consolidated financial statements.

Item 1A. Risk Factors

Except as set forth herein, there have been no material changes to the risk factors under Part I, Item 1A of our 2010 Form 10-K. The following risk factor, which was included in our 2010 Form 10-K under “Risk Factors—Risks Related to our Business,” has been updated to reflect new regulations adopted by the Environmental Protection Agency in March 2011.

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

Our operations are subject to extensive international, national, state, local and other supranational laws and regulations that govern environmental and health and safety matters, including CERCLA and RCRA. We incur substantial capital and other costs to comply with these requirements. If we violate any one of those laws or regulations, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws, regulations and enforcement policies could result in substantial costs and liabilities to us or limitations on our operations and could subject our handling, manufacture, transport, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present. One example of such regulations is the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters, which was published by the Environmental Protection Agency in the Federal Register on March 21, 2011. These rules could require us to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our facilities in the next three to four years. Consequently, compliance with these laws and regulations could result in significant capital expenditures as well as other costs and liabilities, which could adversely affect our business and cause our operating results to be less favorable than expected. These rules will be challenged vigorously, but an adverse outcome in these proceedings may negatively affect our earnings and cash flows in a particular reporting period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our Common Stock during the three months ended March 31, 2011:

					Approximate Dollar
				Total Number of	Value of Shares
	Total Number		Average	Shares Purchased as	Remaining that may be
	of Shares		Price Paid	Part of Publicly	Purchased Under
Period	Purchased		per Share	Announced Program	the Program
			(unaudited)

January 1-31, 2011	57,596	(1)	$42.34	-	$74,300,000
February 1-28, 2011	69,400		$43.42	69,400	$71,300,000
March 1-31, 2011	-		$-	-	$71,300,000

Total	126,996		$42.93	69,400	$71,300,000

(1)	Relate to shares employees have elected to have withheld to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number		Description

3.1		Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).
3.2		Third Amended and Restated By-laws, effective as of October 23, 2008 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Undertaking Regarding Furnishing Additional Documents

The Company agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments not filed herewith with respect to the Company’s senior unsecured notes due 2018 that were issued in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended, on September 24, 2010, and which are discussed in Note 9 in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ David N. Weidman
David N. Weidman
Chairman of the Board of Directors and
Chief Executive Officer

Date: April 26, 2011

By:	/s/ Steven M. Sterin
Steven M. Sterin
Senior Vice President and
Chief Financial Officer

Date: April 26, 2011