Form 10-Q
period 2011-06-30
Celanese CORP
filed 2011-07-22
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Commission File Number) 001-32410
CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0420726 (I.R.S. Employer Identification No.)

1601 West LBJ Freeway Dallas, TX (Address of Principal Executive Offices)	75234-6034 (Zip Code)
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
Large accelerated filer ☑
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of July 18, 2011 was 156,343,947.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended June 30, 2011

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In $ millions, except share and per share data)
Net sales	1,753	1,517	3,342	2,905
Cost of sales	(1,343)	(1,214)	(2,581)	(2,384)
Gross profit	410	303	761	521
Selling, general and administrative expenses	(140)	(124)	(268)	(248)
Amortization of intangible assets	(17)	(15)	(33)	(30)
Research and development expenses	(25)	(17)	(48)	(35)
Other (charges) gains, net	(18)	(6)	(15)	(83)
Foreign exchange gain (loss), net	(1)	—	—	2
Gain (loss) on disposition of businesses and assets, net	—	15	—	15
Operating profit (loss)	209	156	397	142
Equity in net earnings (loss) of affiliates	46	45	89	94
Interest expense	(57)	(49)	(112)	(98)
Refinancing expense	(3)	—	(3)	—
Interest income	—	1	1	2
Dividend income - cost investments	79	72	79	72
Other income (expense), net	6	(1)	9	5
Earnings (loss) from continuing operations before tax	280	224	460	217
Income tax (provision) benefit	(75)	(61)	(117)	(41)
Earnings (loss) from continuing operations	205	163	343	176
Earnings (loss) from operation of discontinued operations	(3)	(5)	3	(5)
Gain (loss) on disposition of discontinued operations	—	—	—	2
Income tax (provision) benefit from discontinued operations	1	2	(1)	1
Earnings (loss) from discontinued operations	(2)	(3)	2	(2)
Net earnings (loss)	203	160	345	174
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	203	160	345	174
Cumulative preferred stock dividends	—	—	—	(3)
Net earnings (loss) available to common shareholders	203	160	345	171
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	205	163	343	176
Earnings (loss) from discontinued operations	(2)	(3)	2	(2)
Net earnings (loss)	203	160	345	174
Earnings (loss) per common share - basic
Continuing operations	1.31	1.04	2.20	1.13
Discontinued operations	(0.01)	(0.02)	0.01	(0.01)
Net earnings (loss) - basic	1.30	1.02	2.21	1.12
Earnings (loss) per common share - diluted
Continuing operations	1.29	1.03	2.16	1.11
Discontinued operations	(0.01)	(0.02)	0.01	(0.01)
Net earnings (loss) - diluted	1.28	1.01	2.17	1.10
Weighted average shares - basic	156,280,721	156,326,226	156,124,358	153,315,950
Weighted average shares - diluted	159,186,077	158,405,119	158,927,250	158,674,073
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In $ millions)
Net earnings (loss)	203	160	345	174
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	(2)	—	1
Foreign currency translation	29	(28)	87	(59)
Unrealized gain (loss) on interest rate swaps	—	6	9	3
Pension and postretirement benefits	5	2	8	6
Total other comprehensive income (loss), net of tax	34	(22)	104	(49)
Total comprehensive income (loss), net of tax	237	138	449	125
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	237	138	449	125

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2011	As of December 31, 2010
	(In $ millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	741	740
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2011: $9; 2010: $12)	1,027	827
Non-trade receivables, net	239	253
Inventories	779	610
Deferred income taxes	95	92
Marketable securities, at fair value	70	78
Assets held for sale	—	9
Other assets	63	59
Total current assets	3,014	2,668
Investments in affiliates	838	838
Property, plant and equipment (net of accumulated depreciation - 2011: $1,261; 2010: $1,131)	3,273	3,017
Deferred income taxes	434	443
Other assets	309	289
Goodwill	813	774
Intangible assets, net	238	252
Total assets	8,919	8,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	155	228
Trade payables - third party and affiliates	786	673
Other liabilities	575	596
Deferred income taxes	30	28
Income taxes payable	95	17
Total current liabilities	1,641	1,542
Long-term debt	2,893	2,990
Deferred income taxes	124	116
Uncertain tax positions	290	273
Benefit obligations	1,321	1,359
Other liabilities	1,277	1,075
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2011 and 2010: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2011: 178,886,161 issued and 156,343,130 outstanding; 2010: 178,028,571 issued and 155,759,293 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2011 and 2010: 0 issued and outstanding)	—	—
Treasury stock, at cost (2011: 22,543,031 shares; 2010: 22,269,278 shares)	(842)	(829)
Additional paid-in capital	601	574
Retained earnings	2,180	1,851
Accumulated other comprehensive income (loss), net	(566)	(670)
Total Celanese Corporation shareholders’ equity	1,373	926
Noncontrolling interests	—	—
Total shareholders’ equity	1,373	926
Total liabilities and shareholders’ equity	8,919	8,281
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY

	Six Months Ended
	June 30, 2011
	Shares	Amount
	(In $ millions, except share data)
Preferred stock
Balance as of the beginning of the period	—	—
Issuance of preferred stock	—	—
Balance as of the end of the period	—	—
Series A common stock
Balance as of the beginning of the period	155,759,293	—
Stock option exercises	706,330	—
Purchases of treasury stock	(273,753)	—
Stock awards	151,260	—
Balance as of the end of the period	156,343,130	—
Treasury stock
Balance as of the beginning of the period	22,269,278	(829)
Purchases of treasury stock, including related fees	273,753	(13)
Balance as of the end of the period	22,543,031	(842)
Additional paid-in capital
Balance as of the beginning of the period		574
Stock-based compensation, net of tax		10
Stock option exercises, net of tax		17
Balance as of the end of the period		601
Retained earnings
Balance as of the beginning of the period		1,851
Net earnings (loss) attributable to Celanese Corporation		345
Series A common stock dividends		(16)
Balance as of the end of the period		2,180
Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(670)
Other comprehensive income (loss)		104
Balance as of the end of the period		(566)
Total Celanese Corporation shareholders’ equity		1,373
Noncontrolling interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		—
Balance as of the end of the period		—
Total shareholders’ equity		1,373

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(In $ millions)
Operating activities
Net earnings (loss)	345	174
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(11)	35
Depreciation, amortization and accretion	151	159
Deferred income taxes, net	(2)	(10)
(Gain) loss on disposition of businesses and assets, net	—	(15)
Refinancing expense	3	—
Value-added tax on deferred proceeds from Ticona Kelsterbach plant relocation	18	—
Other, net	42	30
Operating cash provided by (used in) discontinued operations	2	2
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(195)	(150)
Inventories	(145)	(32)
Other assets	(11)	24
Trade payables - third party and affiliates	102	28
Other liabilities	17	(26)
Net cash provided by (used in) operating activities	316	219
Investing activities
Capital expenditures on property, plant and equipment	(151)	(78)
Acquisitions, net of cash acquired	(8)	(46)
Proceeds from sale of businesses and assets, net	5	20
Deferred proceeds from Ticona Kelsterbach plant relocation	158	—
Capital expenditures related to Ticona Kelsterbach plant relocation	(114)	(151)
Other, net	(23)	(20)
Net cash provided by (used in) investing activities	(133)	(275)
Financing activities
Short-term borrowings (repayments), net	(34)	(9)
Proceeds from long-term debt	411	—
Repayments of long-term debt	(553)	(38)
Refinancing costs	(8)	—
Purchases of treasury stock, including related fees	(13)	(20)
Stock option exercises	17	4
Series A common stock dividends	(16)	(12)
Preferred stock dividends	—	(3)
Other, net	(2)	—
Net cash provided by (used in) financing activities	(198)	(78)
Exchange rate effects on cash and cash equivalents	16	(39)
Net increase (decrease) in cash and cash equivalents	1	(173)
Cash and cash equivalents at beginning of period	740	1,254
Cash and cash equivalents at end of period	741	1,081

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and Basis of Presentation
Description of the Company
Celanese Corporation and its subsidiaries (collectively, the “Company”) is a global technology and specialty materials company. The Company’s business involves processing chemical raw materials, such as methanol, carbon monoxide and ethylene, and natural products, including wood pulp, into value-added chemicals, thermoplastic polymers and other chemical-based products.
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2011 and 2010 contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In this Quarterly Report, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2010, filed on February 11, 2011 with the SEC as part of the Company’s Annual Report on Form 10-K.
Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.
In the ordinary course of business, the Company enters into contracts and agreements relative to a number of topics, including acquisitions, dispositions, joint ventures, supply agreements, product sales and other arrangements. The Company endeavors to describe those contracts or agreements that are material to its business, results of operations or financial position. The Company may also describe some arrangements that are not material but in which the Company believes investors may have an interest or which may have been included in a Form 8-K filing. Investors should not assume the Company has described all contracts and agreements relative to the Company’s business in this Quarterly Report.
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

2. Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, an amendment to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.
In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, an amendment to FASB ASC Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.
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
The Company allocated the purchase price of the acquisition to developed technology acquired based on its estimated fair value. The excess of purchase price over the fair value of the developed technology was recorded as goodwill. Developed technology was valued using the relief from royalty methodology which is considered a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurement (“FASB ASC Topic 820”). The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change.
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

In connection with the acquisition, the Company committed to purchase certain inventories at a future date. As of June 30, 2011, the Company purchased $12 million of inventories. The Company has no further commitment to purchase additional inventories pursuant to the acquisition agreement.
Ventures
The Company indirectly owns a 25% interest in its National Methanol Company (“Ibn Sina”) affiliate through CTE Petrochemicals Company (“CTE”), a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25%). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into an Ibn Sina joint venture agreement in 1981. In April 2010, the Company announced that Ibn Sina will construct a 50,000 ton per year polyacetal (“POM”) production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. Upon successful startup of the POM facility, the Company’s indirect economic interest in Ibn Sina will increase from 25% to 32.5% although the Company's indirect ownership interest will remain unchanged. SABIC’s economic and ownership interest will remain unchanged. The Ibn Sina equity method investment is included in the Advanced Engineered Materials segment.
Plant Closures
• Spondon, Derby, United Kingdom

In March 2010, the Company assessed the possibility of consolidating its global acetate flake and tow manufacturing operations to strengthen the Company's competitive position, reduce fixed costs and align future production capacities with anticipated industry demand trends. The assessment was also driven by a global shift in product consumption and included considering the probability of closing the Company's acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. Based on this assessment, the Company concluded that certain long-lived assets were partially impaired. Accordingly, in March 2010, the Company recorded long-lived asset impairment losses of $72 million (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations. The Spondon, Derby, United Kingdom operations are included in the Consumer Specialties segment.

In April 2010, the Company announced the proposed cessation of operations at the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom and began the consulting process with employees and their representatives. As a result, in August 2010, the Company announced it would consolidate its global acetate manufacturing capabilities by closing its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. The Company expects to serve its acetate customers under this proposal by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company's acetate affiliate facilities in China.  The Company expects the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom will occur during 2012.
The exit costs and plant shutdown costs recorded in the unaudited interim consolidated statements of operations related to the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 13) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In $ millions)
Employee termination benefits	(3)	—	(5)	—
Asset impairments	—	—	—	(72)
Total exit costs recorded to Other (charges) gains, net	(3)	—	(5)	(72)

Accelerated depreciation	(3)	—	(7)	—
Total plant shutdown costs	(3)	—	(7)	—

• Pardies, France
In July 2009, the Company completed the consultation process with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company ceased all manufacturing operations and associated activities in December 2009. The Pardies, France operations are included in the Acetyl Intermediates segment.
The exit costs and plant shutdown costs recorded in the unaudited interim consolidated statements of operations related to the Project of Closure (Note 13) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In $ millions)
Employee termination benefits	(1)	(1)	(2)	(2)
Asset impairments	—	—	—	(1)
Contract termination costs	—	—	—	(3)
Reindustrialization costs	—	—	—	(3)
Total exit costs recorded to Other (charges) gains, net	(1)	(1)	(2)	(9)

Inventory write-offs	—	—	—	(4)
Other	(2)	—	(2)	(5)
Total plant shutdown costs	(2)	—	(2)	(9)

4. Marketable Securities, at Fair Value

The Company’s captive insurance companies and nonqualified pension trusts hold available-for-sale securities for capitalization and funding requirements, respectively.
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In $ millions)
Mutual funds	70	—	—	70
As of June 30, 2011	70	—	—	70

US corporate debt securities	1	—	—	1
Mutual funds	77	—	—	77
As of December 31, 2010	78	—	—	78

5. Inventories

	As of June 30, 2011	As of December 31, 2010
	(In $ millions)
Finished goods	588	442
Work-in-process	34	31
Raw materials and supplies	157	137
Total	779	610

6. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2010
Goodwill	299	249	35	191	774
Accumulated impairment losses	—	—	—	—	—
Total	299	249	35	191	774
Acquisitions (Note 3)	—	—	1	—	1
Exchange rate changes	11	9	1	17	38
As of June 30, 2011
Goodwill	310	258	37	208	813
Accumulated impairment losses	—	—	—	—	—
Total	310	258	37	208	813
Intangible Assets, Net

	Trademarks and Trade Names	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2010	88	30	526	20	23	687
Acquisitions (Note 3)	—	—	—	7	—	7
Exchange rate changes	4	1	34	—	(1)	38
As of June 30, 2011	92	31	560	27	22	732
Accumulated Amortization
As of December 31, 2010	(5)	(10)	(395)	(11)	(14)	(435)
Amortization	—	(2)	(28)	(1)	(2)	(33)
Exchange rate changes	—	1	(25)	(1)	(1)	(26)
As of June 30, 2011	(5)	(11)	(448)	(13)	(17)	(494)
Net book value	87	20	112	14	5	238
Amortization expense for intangible assets with finite lives is recorded in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In $ millions)
Amortization of intangible assets	17	15	33	30

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2012	49
2013	31
2014	19
2015	8
2016	5
The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization expense is recorded on these intangible assets. For the six months ended June 30, 2011, the Company did not renew or extend any intangible assets.

7. Current Other Liabilities

	As of June 30, 2011	As of December 31, 2010
	(In $ millions)
Salaries and benefits	103	111
Environmental (Note 11)	22	16
Restructuring (Note 13)	49	57
Insurance	21	27
Asset retirement obligations	36	31
Derivatives (Note 15)	56	69
Current portion of benefit obligations	49	49
Interest	28	29
Sales and use tax/foreign withholding tax payable	27	15
Uncertain tax positions	12	15
Other	172	177
Total	575	596

8.  Noncurrent Other Liabilities

	As of June 30, 2011	As of December 31, 2010
	(In $ millions)
Environmental (Note 11)	81	85
Insurance	75	69
Deferred revenue	38	41
Deferred proceeds(1)	1,000	786
Asset retirement obligations	38	46
Derivatives (Note 15)	11	14
Income taxes payable	5	4
Other	29	30
Total	1,277	1,075
______________________________

(1)
Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to relocate its Kelsterbach, Germany Ticona operations, included in the Advanced Engineered Materials segment, to a new site (Note 20). Such proceeds will be deferred until the transfer of title to the Frankfurt, Germany Airport. The Company recognized $8 million of deferred proceeds during the three months ended June 30, 2011 related to the completed sale of its Pampa, Texas facility included in the Acetyl Intermediates segment. Plant assets with a net book value of $9 million related to the Company's Pampa, Texas facility were included in Assets Held for Sale as of December 31, 2010.

9. Debt

	As of June 30, 2011	As of December 31, 2010
	(In $ millions)
Short-term borrowings and current installments of long-term debt - third party and affiliates
Current installments of long-term debt	58	74
Short-term borrowings, including amounts due to affiliates, weighted average interest rate of 4.4%	97	154
Total	155	228
Long-term debt
Senior credit facilities
Term B loan facility due 2014	—	508
Term C loan facility due 2016	1,424	1,409
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	—
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	181	181
Obligations under capital leases due at various dates through 2054	232	245
Other bank obligations, interest rates ranging from 1.5% to 6.3%, due at various dates through 2017	114	121
Subtotal	2,951	3,064
Current installments of long-term debt	(58)	(74)
Total	2,893	2,990

Senior Notes

In September 2010, Celanese US completed an offering of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On April 14, 2011, Celanese US issued $600 million aggregate principal amount of 6.625% senior unsecured notes (the “6.625% Notes”) in exchange for tendered 6.625% senior unsecured notes issued under the private placement in an exchange offer registered under the Securities Act. The 6.625% Notes have substantially identical terms as the notes issued under the private placement except the transfer restrictions, registration rights and rights to increased interest in addition to the stated interest rate do not apply to the exchange notes. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).
The 6.625% Notes were issued under an indenture dated September 24, 2010 (the “Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 6.625% Notes on April 15 and October 15 of each year commencing on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the Indenture. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
The Indenture contains covenants, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
On May 6, 2011, Celanese US completed anoffering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the “5.875% Notes”) in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the “First Supplemental Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 5.875% Notes on June 15 and December 15 of each year commencing on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the First Supplemental Indenture. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
As a result of the issuance of the 5.875% Notes, the Company accelerated amortization of deferred financing costs of $3 million which is recorded as Refinancing expense in the unaudited interim consolidated statements of operations. In addition, the Company recorded deferred financing costs of $8 million which are being amortized over the term of the 5.875% Notes. These deferred financing costs combined with existing deferred financing costs of $20 million are included in noncurrent Other assets on the unaudited consolidated balance sheet as of June 30, 2011.
The First Supplemental Indenture contains covenants, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
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

On May 6, 2011, Celanese US, through its subsidiaries, prepaid its outstanding Term B loan facility under the Amendment Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
A summary of the prepayment on the outstanding borrowings under the Senior Credit Facilities is as follows:

	US dollar-denominated term loan	Euro dollar-denominated term loan	Maturity Date
	(In millions)
Balance as of December 31, 2010	$1,553	€272
Term B loan facility principal paydown on May 6, 2011	(414)	(69)
1% annual amortization payment of principal pro-rated on January 4, 2011 and April 4, 2011	(8)	(1)
Balance as of June 30, 2011 (Term C loan facility)	$1,131	€202	October 31, 2016
Borrowings under the Amended Credit Agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus a margin. The margin may increase or decrease 0.25% based on the following:

		Estimated Margin
	Estimated Margin as of June 30, 2011	Decreases .25%	Increases .25%	Estimated Total Net Leverage Ratio as of June 30, 2011
		If the Estimated Total Net Leverage is:
Credit-linked revolving facility	1.50%	not applicable	> 2.25:1.00	1.66
Term C	2.75%	< = 1.75:1.00	> 2.25:1.00	1.66
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
The Company’s first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of June 30, 2011
			Estimate, if Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
				(In $ millions)
First lien senior secured leverage ratio	3.90 to 1.00	1.15 to 1.00	1.62 to 1.00	600

The balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

As of June 30, 2011
(In $ millions)
Revolving credit facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	81
Available for borrowing	147
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
The Amended Credit Agreement also maintains a number of events of default, including a cross default to other debt of Celanese, Celanese US, or their subsidiaries, including the 6.625% Notes and 5.875% Notes, in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations under the Amended Credit Agreement.
The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2011.
10. Benefit Obligations
The components of net periodic benefit costs are as follows:

			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In $ millions)				(In $ millions)
Service cost	7	8	1	1	14	16	1	1
Interest cost	45	48	2	3	91	96	6	7
Expected return on plan assets	(51)	(50)	—	—	(101)	(100)	—	—
Recognized actuarial (gain) loss	8	2	—	(1)	15	4	(1)	(2)
Curtailment (gain) loss	—	(1)	—	—	(1)	(3)	—	—
Total	9	7	3	3	18	13	6	6

The Company's commitments to fund benefit obligations during 2011 are as follows:

	As of June 30, 2011	Expected for 2011
	(In $ millions)
Cash contributions to defined benefit pension plans	46	164
Benefit payments from nonqualified trusts related to nonqualified pension plans	8	15
Benefit payments to other postretirement benefit plans	14	27

The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $3 million for the six months ended June 30, 2011.
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

Environmental remediation reserves recorded in the unaudited consolidated balance sheets are categorized as follows:

	As of June 30, 2011	As of December 31, 2010
	(In $ millions)
Demerger obligations (Note 17)	37	36
Divestiture obligations (Note 17)	25	26
US Superfund sites	14	13
Other environmental remediation reserves	27	26
Total	103	101
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
US Superfund Sites
In the US, the Company may be subject to substantial claims brought by US federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the US Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as “Superfund”) for investigation and cleanup costs at certain sites. At most of these sites, numerous companies, including the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties (“PRP”) under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for some of these proceedings is uncertain. Consequently, the Company cannot accurately determine its ultimate liability for investigation or cleanup costs at these sites.
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

12. Shareholders’ Equity
Preferred Stock
In February 2010, the Company delivered notice to the holders of its 4.25% Convertible Perpetual Preferred Stock (the “Preferred Stock”) that it was calling for the redemption of all 9,600,000 outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the Company’s Series A Common Stock, par value $0.0001 per share (“Common Stock”). Holders of the Preferred Stock elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by the Company for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. In addition to the shares of Common Stock issued in respect of the shares of Preferred Stock converted and redeemed, the Company paid cash in lieu of fractional shares.
Common Stock
The Company’s Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company’s Series A common stock unless the Company’s Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the Company’s Amended Credit Agreement, the 6.625% Notes and the 5.875% Notes.
On April 25, 2011, the Company announced that its Board of Directors approved a 20% increase in the Company’s quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.05 to $0.06 per share of Common Stock on a quarterly basis and $0.20 to $0.24 per share of Common Stock on an annual basis. The new dividend rate is applicable to dividends payable beginning in August 2011.
Treasury Stock
The Company’s Board of Directors authorized the repurchase of the Company’s Common Stock as follows:

Date of Board Authorization	Authorization Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of June 30, 2011	629
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased.
The number of shares repurchased and the average purchase price paid per share pursuant to this authorization are as follows:

	Six Months Ended June 30,		Total From February 2008 Through
	2011	2010	June 30, 2011
Shares repurchased	273,753	678,592	11,704,545
Average purchase price per share	$47.54	$29.47	$37.48
Amount spent on repurchased shares (in millions)	$13	$20	$439
The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.

Other Comprehensive Income (Loss), Net
Components of Other comprehensive income (loss) with related tax effects are as follows:

	Three Months Ended June 30,
	2011			2010
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	(2)	—	(2)
Foreign currency translation	29	—	29	(28)	—	(28)
Unrealized gain (loss) on interest rate swaps	1	(1)	—	9	(3)	6
Pension and postretirement benefits	7	(2)	5	2	—	2
Total	37	(3)	34	(19)	(3)	(22)

	Six Months Ended June 30,
	2011			2010
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	1	—	1
Foreign currency translation	87	—	87	(59)	—	(59)
Unrealized gain (loss) on interest rate swaps	15	(6)	9	7	(4)	3
Pension and postretirement benefits	13	(5)	8	7	(1)	6
Total	115	(11)	104	(44)	(5)	(49)
Adjustments to Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Pension and Postretire- ment Benefits	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
Balance as of December 31, 2010	(1)	(1)	(84)	(584)	(670)
Current period change	—	87	15	13	115
Income tax (provision) benefit	—	—	(6)	(5)	(11)
Balance as of June 30, 2011	(1)	86	(75)	(576)	(566)

13. Other (Charges) Gains, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In $ millions)
Employee termination benefits	(9)	(4)	(13)	(9)
Ticona Kelsterbach plant relocation (Note 20)	(16)	(4)	(29)	(10)
Plumbing actions (Note 17)	4	2	4	14
Asset impairments	—	—	—	(73)
Plant/office closures	—	—	—	(5)
Resolution of commercial disputes	2	—	22	—
Other	1	—	1	—
Total	(18)	(6)	(15)	(83)
2011
As a result of the Company’s Pardies, France Project of Closure and the previously announced closure of the Company’s Spondon, Derby, United Kingdom facility (Note 3), the Company recorded $2 million and $5 million, respectively, of employee termination benefits during the six months ended June 30, 2011. Additionally, the Company recorded $4 million of employee termination benefits during the three months ended June 30, 2011 related to the relocation of the Company's Ticona operations located in Kelsterbach, Germany (Note 20).
During the six months ended June 30, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. In addition, the Company recovered an additional $4 million from the settlement of unrelated commercial disputes. These commercial dispute resolutions are included in the Acetyl Intermediates segment.
2010
In 2010, the Company concluded that certain long-lived assets were partially impaired at its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 3). Accordingly, the Company wrote down the related property, plant and equipment to its fair value, resulting in long-lived asset impairment losses of $72 million for the three months ended March 31, 2010. The Company calculated the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the reporting unit which is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
Reserve as of December 31, 2010	3	16	—	24	10	53
Additions	4	5	—	—	2	11
Cash payments	(2)	—	—	(15)	(2)	(19)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	1	1	2
Reserve as of June 30, 2011	5	21	—	10	11	47
Plant/Office Closures
Reserve as of December 31, 2010	—	—	—	3	1	4
Additions	—	—	—	—	—	—
Cash payments	—	—	—	(2)	—	(2)
Exchange rate changes	—	—	—	—	—	—
Reserve as of June 30, 2011	—	—	—	1	1	2
Total	5	21	—	11	12	49

14. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In percentages)
Effective income tax rate	27	27	25	19

The effective tax rate for the three and six months ended June 30, 2011 differs from the statutory rate due to foreign rate differentials, holiday incentives in various jurisdictions , partially offset by foreign losses providing no tax benefit, US deemed income inclusions, and changes in uncertain tax positions.

The higher effective tax rate for the six months ended June 30, 2011 was primarily due to the 2010 effect of tax legislation in Mexico, partially offset by foreign losses not resulting in tax benefits and the effect of healthcare reform in the US.
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

In December 2010, the Mexican tax authorities issued additional MTRs addressing tax year 2005 and subsequent periods. The MTRs issued in March 2010 and December 2010 eliminated the recapture tax on losses for which no tax benefit was received in consolidation and also clarified certain other aspects of the Tax Reform Bill originally enacted in December 2009. The December 2010 MTRs resulted in an additional reduction of $27 million to the tax liability previously recorded by the Company. After inflation and exchange rate changes, the Company’s tax liability at June 30, 2011 related to the combined Tax Reform Bill and 2010 MTRs is $5 million payable from 2012 to 2018.
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
US-dollar interest rate swap derivative arrangements are as follows:

As of June 30, 2011
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%
______________________________

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
______________________________

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 9).
Euro interest rate swap derivative arrangements are as follows:

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In € millions)
150	April 2, 2007	April 2, 2011	4.04%
______________________________

(1)	Fixes the EURIBOR portion of the Company’s Euro denominated variable rate borrowings (Note 9).

The Company did not enter into a new Euro interest rate swap arrangement upon the expiration of the existing Euro interest rate swap arrangement on April 2, 2011.
The Company held US-dollar variable rate to fixed rate interest rate swaps with a notional value of $1.4 billion that were effective as of May 6, 2011. Upon issuance of the 5.875% Notes and prepayment of the Term B loan facility (Note 9), it became probable that the hedged interest payments associated with $275 million of variable rate debt would not occur. The Company, therefore, dedesignated as cash flow hedges US-dollar interest rate swaps with a notional value of $275 million. Accordingly, a loss of $3 million related to the dedesignated US-dollar interest rate swaps, which was previously included in Accumulated other comprehensive income (loss), net, was reclassified into Interest expense in the unaudited interim consolidated statements of operations during the three months ended June 30, 2011. Future mark-to-market adjustments on these dedesignated interest rate swaps will be recorded in Interest expense through their maturity on January 2, 2012. The interest rate swaps fixed rates are 4.33% for $75 million of notional value and 1.92% for $200 million of notional value.
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
Notional values of the foreign currency forwards and swaps are as follows:

	As of June 30, 2011	As of December 31, 2010
	(In $ millions)
Total	1,367	751

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Recognized in Income		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Recognized in Income
	(In $ millions)
Derivatives designated as cash flow hedging instruments
Interest rate swaps	(17)	(1)	(30)	(3)	(23)	(2)	(35)	(3)
Derivatives not designated as hedging instruments
Interest rate swaps	—		(3)	(4)	—		—
Foreign currency forwards and swaps	—		(15)	(5)	—		38	(5)
Total	(17)		(48)		(23)		3
______________________________

(1)	Amount excludes $1 million of losses associated with the Company’s equity method investments’ derivative activity and $6 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount excludes $5 million of losses associated with the Company’s equity method investments’ derivative activity and $4 million of tax expense recognized in Other comprehensive income (loss).

(3)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(4)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.
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
FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:
Level 1 - unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company
Level 2 - inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 - inputs that are unobservable in the marketplace and significant to the valuation
FASB ASC Topic 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
The Company’s financial assets and liabilities are measured at fair value on a recurring basis and include securities available for sale and derivative financial instruments. Securities available for sale include US government and corporate bonds and equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.
Marketable Securities. Where possible, the Company utilizes quoted prices in active markets to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities and US government bonds. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads and recently reported trades. Such assets are classified as Level 2 in the hierarchy and typically include corporate bonds and other US government securities. Mutual funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.

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
Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In $ millions)
Marketable securities, at fair value
Mutual funds	70	—	70
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	4	4	(1)
Total assets as of June 30, 2011	70	4	74
Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(41)	(41)	(2)
Interest rate swaps	—	(11)	(11)	(3)
Derivatives not designated as hedging instruments
Interest rate swaps	—	(5)	(5)	(2)
Foreign currency forwards and swaps	—	(10)	(10)	(2)
Total liabilities as of June 30, 2011	—	(67)	(67)
Marketable securities, at fair value
US corporate debt securities	—	1	1
Mutual funds	77	—	77
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	3	3	(1)
Total assets as of December 31, 2010	77	4	81
Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(59)	(59)	(2)
Interest rate swaps	—	(14)	(14)	(3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	(10)	(10)	(2)
Total liabilities as of December 31, 2010	—	(83)	(83)
______________________________

(1)	Included in current Other assets in the unaudited consolidated balance sheets.

(2)	Included in current Other liabilities in the unaudited consolidated balance sheets.

(3)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

Carrying values and fair values of financial instruments that are not carried at fair value in the Company’s unaudited consolidated balance sheets are as follows:

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In $ millions)
Cost investments	140	—	139	—
Insurance contracts in nonqualified pension trusts	68	68	70	70
Long-term debt, including current installments of long-term debt	2,951	3,179	3,064	3,087
In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of June 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.
The fair value of long-term debt is based on valuations from third-party banks and market quotations.
17. Commitments and Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss (“Possible Loss”) may not represent the ultimate loss to the Company from legal proceedings. For reasonably possible loss contingencies that may be material and when determinable, the Company estimates its Possible Loss, considering that the Company could incur no loss in certain matters. Thus, the Company's exposure and ultimate losses may be higher or lower, and possibly materially so, than the Company's litigation accruals and estimates of Possible Loss. For some matters, the Company is unable, at this time, to estimate its Possible Loss that is reasonably possible of occurring. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the more difficult for the Company to estimate the Possible Loss that it is reasonably possible the Company could incur. The Company may disclose certain information related to a plaintiff's claim against the Company alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible or probable loss. Some of the Company's exposure in legal matters may be offset by applicable insurance coverage. The Company does not consider the possible availability of insurance coverage in determining the amounts of any accruals or any estimates of Possible Loss.
Plumbing Actions
CNA Holdings LLC (“CNA Holdings”), a US subsidiary of the Company, which included the US business now conducted by the Ticona business that is included in the Advanced Engineered Materials segment, along with Shell Oil Company (“Shell”), E.I. DuPont de Nemours and Company (“DuPont”) and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastic resins manufactured by these companies that were utilized by others in the production of plumbing systems for residential property were defective for this use and/or contributed to the failure of such plumbing. Based on, among other things, the findings of outside experts and the successful use of Ticona's acetal copolymer in similar applications, CNA Holdings does not believe Ticona's acetal copolymer was defective for this use or contributed to the failure of the plumbing. In addition, in many cases CNA Holdings' potential future exposure may be limited by, among other things, statutes of limitations and repose.

In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements in the Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) matter. The time to file claims against the class has expired and the entity established by the court to administer the claims was dissolved in September 2010. In addition between 1995 and 2001, CNA Holdings was named as a defendant in various putative class actions. The majority of these actions have now been dismissed. As a result the Company recorded $59 million in reserve reductions and recoveries from associated insurance indemnifications during 2010. The reserve was further reduced by $2 million in the three months ended June 30, 2011 following the dismissal of the remaining U.S. case. As of June 30, 2011, the class actions in Canada are subject to a pending class settlement that would result in a dismissal of those cases. The Company does not believe the Possible Loss associated with the remaining matters is material.
The Company recorded recoveries and reductions in legal reserves related to plumbing actions (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In $ millions)
Recoveries	2	2	2	13
Legal reserve reductions	2	—	2	1
Total	4	2	4	14
Polyester Staple Antitrust Litigation

CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and Celanese GmbH (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving multiple individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions allege that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions with prejudice against all Celanese Entities in consideration of a payment by the Company. This proceeding related to sales by the polyester staple fibers business which Hoechst sold to KoSa B.V., f/k/a Arteva B.V., a subsidiary of Koch Industries, Inc. (“KoSa”) in 1998. Prior to December 31, 2008, the Company had entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 in the Western District of North Carolina entitled Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-SV-00578). The Company is actively defending this matter and has filed a motion to dismiss, which is pending with the court. Based on the Company's evaluation of currently available information, including that the proceeding is in the early stages (discovery has not commenced), the damages sought are unspecified, unsupported or uncertain, the matter presents meaningful legal uncertainties (including novel issues of law) and there are significant facts in dispute, the Company does not believe the Possible Loss would be material.

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

Other Commercial Actions

In April 2007, Southern Chemical Corporation (“Southern”) filed a petition in the 190th Judicial District Court of Harris County, Texas styled Southern Chemical Corporation v. Celanese Ltd. (Cause No. 2007-25490), seeking declaratory judgment relating to the terms of a multi-year methanol supply contract. The trial court granted the Company's motion for summary judgment in March 2008 dismissing Southern's claims. In September 2009, the intermediate Texas appellate court reversed the trial court decision and remanded the case to the trial court. The Texas Supreme Court subsequently declined both parties' requests that it hear the case. On August 15, 2010, Southern filed a second amended petition adding a claim for breach of contract and seeking equitable damages in an unspecified amount from the Company. Southern amended its complaint again in June 2011, maintaining its breach of contract claims, while this time abandoning its declaratory judgment claim and making new claims for fraud and tortious interference with a third-party contract. In response to a Company motion, the Court has stated that Southern will need to amend further its complaint. Trial has been set for October 2011. The Company believes that the contractual interpretations set forth by

Southern as well as their fraud and other tort claims lack merit and is aggressively defending the matter. Based on the Company's evaluation of currently available information, including that the proceeding is in its early stages (discovery is not complete) and involves foreign entities, Southern is still in the process of amending its complaint regarding both liability and damages allegations, Southern is seeking relief other than compensatory damages, the matter presents meaningful legal uncertainties, and there are significant facts and legal claims in dispute, the Company cannot estimate the Possible Loss for this matter at this time.
Acetic Acid Patent Infringement Matters
As previously disclosed, beginning in 1999, Celanese International Corporation filed three separate infringement actions against China Petrochemical Development Corporation (“CPDC”) in Taiwan alleging that CPDC infringed Celanese International Corporation's patent covering the manufacture of acetic acid. Since 1999, the cases have progressed through the Taiwan Court system, including the Intellectual Property Court. By mutual agreement on June 29, 2011, the companies entered into a settlement of this litigation. Details of the settlement are confidential and the settlement was not significant to the Company's results of operations for the three and six months ended June 30, 2011.
Award Proceedings in relation to Domination Agreement and Squeeze-Out
The Company's subsidiary, BCP Holdings GmbH (“BCP Holdings”), a German limited liability company, is a defendant in two special award proceedings initiated by minority shareholders of Celanese GmbH seeking the court's review of the amounts of (i) the fair cash compensation and of the guaranteed annual payment offered in the purchaser offer under the 2004 Domination Agreement (the “Purchase Offer”) and (ii) the fair cash compensation paid for the 2006 squeeze-out (“Squeeze-Out”) of all remaining shareholders of Celanese GmbH.
Pursuant to a settlement agreement between BCP Holdings and certain former Celanese GmbH shareholders, if the court sets a higher value for the fair cash compensation or the guaranteed payment under the Purchaser Offer or the Squeeze-Out compensation, former Celanese GmbH shareholders who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out will be entitled to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings related to the Purchaser Offer and the Squeeze-Out. If the fair cash compensation determined by the court is higher than the Squeeze-Out compensation of €66.99, then 1,069,465 shares will be entitled to an adjustment. If the court confirms the value of the fair cash compensation under the Domination Agreement but determines a higher value for the Squeeze-Out compensation, 924,078 shares would be entitled to an adjustment. Payments already received by these shareholders as compensation for their shares will be offset so that persons who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings. An expert has been appointed by the court hearing the Domination Agreement shareholders' claims to assist it in determining the value of Celanese GmbH.
Based on the Company's evaluation of currently available information, including that damages sought are unspecified, unsupported or uncertain, the matter presents meaningful legal uncertainties (including novel issues of law), there are significant facts in dispute and the court-appointed expert has not yet rendered his non-binding opinion, the Company cannot estimate the Possible Loss for this matter at this time.
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
The Company's obligation to indemnify Hoechst, and its legal successors, for environmental liabilities associated with contamination arising under these 19 divestiture agreements is subject to the following thresholds:

•	The Company will indemnify Hoechst, and its legal successors, against those liabilities up to €250 million;

•
Hoechst, and its legal successors, will bear those liabilities exceeding €250 million; provided, however, that the Company will reimburse Hoechst, and its legal successors, for one-third of liabilities exceeding €750 million in the aggregate.

The aggregate maximum amount of environmental indemnifications under the remaining divestiture agreements that provide for monetary limits is approximately €750 million. Three of the divestiture agreements do not provide for monetary limits. Cumulative payments under the divestiture agreements as of June 30, 2011 are $55 million.
Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $37 million and $36 million as of June 30, 2011 and December 31, 2010, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.
The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for (i) one-third of any and all liabilities that result from Hoechst being held as the responsible party pursuant to public law or current or future environmental law or by third parties pursuant to private or public law relates to contamination and (ii) liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any significant reserves associated with this indemnification as it is unable at this time to estimate its Possible Loss. The Company has not made any payments to Hoechst and its legal successors during the six months ended June 30, 2011 and 2010 in connection with this indemnification.

•	Divestiture Obligations
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk. As of June 30, 2011 and December 31, 2010, the Company had reserves in the aggregate of $25 and $26 million respectively for these matters.
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of indemnifications and guarantees provided for under these agreements is $199 million as of June 30, 2011. Other agreements do not provide for any monetary or time limitations.
Purchase Obligations
In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials, utilities and other services. As of June 30, 2011, there were outstanding future commitments of $2.0 billion under take-or-pay contracts. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, as of June 30, 2011, there were other outstanding commitments of $615 million representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements.
The Company holds a variable interest in an entity that supplies certain raw materials to the Company. The variable interest primarily relates to cost-plus contractual arrangements with the supplier and recovery of its capital expenditures for certain plant assets plus a rate of return on such assets.  The entity is not consolidated because the Company is not the primary beneficiary of the entity as it does not have the power to direct the activities of the entity that most significantly impact the entity's economic performance. Related to this variable interest entity, the Company has $63 million of capital lease obligations included in Long-term debt and $57 million of related machinery and equipment included in Property, plant, and equipment, net in the unaudited consolidated balance sheet as of June 30, 2011. The Company's maximum exposure to loss as a result of its involvement with this variable interest entity as of June 30, 2011 is included within the take-or-pay obligation discussed above and relates primarily to contract termination penalties.
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
During the six months ended June 30, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. The consideration was recorded to Other charges (gains), net in the unaudited interim consolidated statements of operations in the Acetyl Intermediates segment.
18. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended June 30, 2011
Net sales	346	291	(1)	329	914	(1)	—	(127)	1,753
Other (charges) gains, net	(16)	(3)		—	2		(1)	—	(18)
Equity in net earnings (loss) of affiliates	39	—		—	1		6	—	46
Earnings (loss) from continuing operations before tax	66	127		28	154		(95)	—	280
Depreciation and amortization	20	13		12	25		2	—	72
Capital expenditures	20	22		12	25		2	—	81	(2)
	Three Months Ended June 30, 2010
Net sales	282	291	(1)	269	782	(1)	1	(108)	1,517
Other (charges) gains, net	(3)	(1)		—	(1)		(1)	—	(6)
Equity in net earnings (loss) of affiliates	39	1		—	1		4	—	45
Earnings (loss) from continuing operations before tax	79	137		16	70		(78)	—	224
Depreciation and amortization	18	9		10	24		3	—	64
Capital expenditures	8	9		13	9		1	—	40	(2)
_______________________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $126 million and $1 million, respectively, for the three months ended June 30, 2011 and $107 million and $1 million, respectively, for the three months ended June 30, 2010.

(2)
Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes an increase in accrued capital expenditures of $7 million and an increase of $6 million for the three months ended June 30, 2011 and 2010, respectively.

	Advanced Engineered Materials		Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Six Months Ended June 30, 2011
Net sales	674		557	(1)	619	1,727	(1)	1	(236)	3,342
Other (charges) gains, net	(29)		(4)		—	20		(2)	—	(15)
Equity in net earnings (loss) of affiliates	73		1		—	3		12	—	89
Earnings (loss) from continuing operations before tax	139		182		53	268		(182)	—	460
Depreciation and amortization	41		25		22	50		6	—	144
Capital expenditures	37		35		24	40		4	—	140	(2)
	As of June 30, 2011
Goodwill and intangibles, net	426		293		61	271		—	—	1,051
Total assets	3,035		1,141		978	2,029		1,736	—	8,919
	Six Months Ended June 30, 2010
Net sales	564		529	(1)	511	1,506	(1)	1	(206)	2,905
Other (charges) gains, net	2		(74)		—	(8)		(3)	—	(83)
Equity in net earnings (loss) of affiliates	83		1		—	2		8	—	94
Earnings (loss) from continuing operations before tax	171		107		28	71		(160)	—	217
Depreciation and amortization	38	(3)	20		20	69	(3)	6	—	153
Capital expenditures	13		15		18	14		3	—	63	(2)
	As of December 31, 2010
Goodwill and intangibles, net	423		284		55	264		—	—	1,026
Total assets	2,765		998		841	1,909		1,768	—	8,281
_______________________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $234 million and $2 million, respectively, for the six months ended June 30, 2011 and $201 million and $5 million, respectively, for the six months ended June 30, 2010.

(2)
Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes a decrease in accrued capital expenditures of $11 million and $15 million for the six months ended June 30, 2011 and 2010, respectively.

(3)
Includes $2 million for Advanced Engineered Materials and $20 million for Acetyl Intermediates for the accelerated amortization of the unamortized prepayment related to a raw material purchase agreement (Note 17).

19. Earnings (Loss) Per Share

	Three Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In $ millions, except share and per share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	205	205	163	163
Earnings (loss) from discontinued operations	(2)	(2)	(3)	(3)
Net earnings (loss)	203	203	160	160
Cumulative preferred stock dividends	—	—	—	—
Net earnings (loss) available to common shareholders	203	203	160	160
Weighted-average shares - basic	156,280,721	156,280,721	156,326,226	156,326,226
Dilutive stock options		2,036,940		1,787,983
Dilutive restricted stock units		868,416		290,910
Assumed conversion of preferred stock		—		—
Weighted-average shares - diluted		159,186,077		158,405,119
Per share
Earnings (loss) from continuing operations	1.31	1.29	1.04	1.03
Earnings (loss) from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net earnings (loss)	1.30	1.28	1.02	1.01

	Six Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In $ millions, except share and per share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	343	343	176	176
Earnings (loss) from discontinued operations	2	2	(2)	(2)
Net earnings (loss)	345	345	174	174
Cumulative preferred stock dividends	—	—	(3)	—
Net earnings (loss) available to common shareholders	345	345	171	174
Weighted-average shares - basic	156,124,358	156,124,358	153,315,950	153,315,950
Dilutive stock options		2,014,769		1,854,552
Dilutive restricted stock units		788,123		369,966
Assumed conversion of preferred stock		—		3,133,605
Weighted-average shares - diluted		158,927,250		158,674,073
Per share
Earnings (loss) from continuing operations	2.20	2.16	1.13	1.11
Earnings (loss) from discontinued operations	0.01	0.01	(0.01)	(0.01)
Net earnings (loss)	2.21	2.17	1.12	1.10

Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	—	582,500	90,313	596,875
Restricted stock units	—	—	—	—
Convertible preferred stock	—	—	—	—
Total	—	582,500	90,313	596,875
20. Plant Relocation
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
On March 30, 2011, the Company provided notice to Fraport indicating the Company will cease operations at the Kelsterbach, Germany facility by July 31, 2011. Accordingly, the Company received its final payment from Fraport of €110 million during the three months ended June 30, 2011.

A summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation is as follows:

	Six Months Ended June 30,		Total From Inception Through
	2011	2010	June 30, 2011
	(In $ millions)
Deferred proceeds (1)	158	—	907
Costs expensed	29	10	88
Costs capitalized (2)	112	131	1,033
Lease buyout	—	—	22
_____________________________

(1)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

(2)	Includes a decrease in accrued capital expenditures of $2 million and $20 million for the six months ended June 30, 2011 and 2010, respectively.
21. Consolidating Guarantor Financial Information
The 6.625% Notes and the 5.875% Notes (collectively, the “Notes”) were issued by Celanese US (the “Issuer”) and are guaranteed by Celanese Corporation (the “Parent Guarantor”) and the Subsidiary Guarantors (Note 9). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments. As a result, the Company presents such intercompany financing activities, contributions and dividends within the category where the ultimate use of cash to third parties is presented in the accompanying unaudited interim consolidated statements of cash flows.
The Company has not presented separate financial information and other disclosures for each of its Subsidiary Guarantors because it believes such financial information and other disclosures would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	660	1,380	(287)	1,753
Cost of sales	—	—	(472)	(1,154)	283	(1,343)
Gross profit	—	—	188	226	(4)	410
Selling, general and administrative expenses	—	—	(41)	(99)	—	(140)
Amortization of intangible assets	—	—	(5)	(12)	—	(17)
Research and development expenses	—	—	(17)	(8)	—	(25)
Other (charges) gains, net	—	—	6	(24)	—	(18)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	1	(1)	—	—
Operating profit (loss)	—	—	132	81	(4)	209
Equity in net earnings (loss) of affiliates	202	246	27	35	(464)	46
Interest expense	—	(56)	(9)	(9)	17	(57)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	5	10	2	(17)	—
Dividend income - cost investments	—	—	—	79	—	79
Other income (expense), net	—	1	(1)	6	—	6
Earnings (loss) from continuing operations before tax	202	193	159	194	(468)	280
Income tax (provision) benefit	1	9	(49)	(37)	1	(75)
Earnings (loss) from continuing operations	203	202	110	157	(467)	205
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	203	202	108	157	(467)	203
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	203	202	108	157	(467)	203

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	551	1,170	(204)	1,517
Cost of sales	—	—	(428)	(992)	206	(1,214)
Gross profit	—	—	123	178	2	303
Selling, general and administrative expenses	—	—	(43)	(81)	—	(124)
Amortization of intangible assets	—	—	(4)	(11)	—	(15)
Research and development expenses	—	—	(10)	(7)	—	(17)
Other (charges) gains, net	—	—	2	(8)	—	(6)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	—	15	—	15
Operating profit (loss)	—	—	68	86	2	156
Equity in net earnings (loss) of affiliates	160	192	39	36	(382)	45
Interest expense	—	(41)	(10)	(11)	13	(49)
Refinancing expense	—	—	—	—	—	—
Interest income	—	5	7	2	(13)	1
Dividend income - cost investments	—	—	—	72	—	72
Other income (expense), net	—	(2)	—	1	—	(1)
Earnings (loss) from continuing operations before tax	160	154	104	186	(380)	224
Income tax (provision) benefit	—	6	(32)	(50)	15	(61)
Earnings (loss) from continuing operations	160	160	72	136	(365)	163
Earnings (loss) from operation of discontinued operations	—	—	(5)	—	—	(5)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	2	—	—	2
Earnings (loss) from discontinued operations	—	—	(3)	—	—	(3)
Net earnings (loss)	160	160	69	136	(365)	160
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	160	160	69	136	(365)	160

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,275	2,611	(544)	3,342
Cost of sales	—	—	(908)	(2,205)	532	(2,581)
Gross profit	—	—	367	406	(12)	761
Selling, general and administrative expenses	—	—	(80)	(188)	—	(268)
Amortization of intangible assets	—	—	(9)	(24)	—	(33)
Research and development expenses	—	—	(30)	(18)	—	(48)
Other (charges) gains, net	—	—	25	(40)	—	(15)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	1	(1)	—	—
Operating profit (loss)	—	—	274	135	(12)	397
Equity in net earnings (loss) of affiliates	344	424	55	71	(805)	89
Interest expense	—	(107)	(21)	(19)	35	(112)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	11	19	6	(35)	1
Dividend income - cost investments	—	—	—	79	—	79
Other income (expense), net	—	3	(1)	7	—	9
Earnings (loss) from continuing operations before tax	344	328	326	279	(817)	460
Income tax (provision) benefit	1	16	(93)	(43)	2	(117)
Earnings (loss) from continuing operations	345	344	233	236	(815)	343
Earnings (loss) from operation of discontinued operations	—	—	3	—	—	3
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	2	—	—	2
Net earnings (loss)	345	344	235	236	(815)	345
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	345	344	235	236	(815)	345

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,103	2,237	(435)	2,905
Cost of sales	—	—	(858)	(1,969)	443	(2,384)
Gross profit	—	—	245	268	8	521
Selling, general and administrative expenses	—	—	(90)	(158)	—	(248)
Amortization of intangible assets	—	—	(6)	(24)	—	(30)
Research and development expenses	—	—	(20)	(15)	—	(35)
Other (charges) gains, net	—	—	11	(94)	—	(83)
Foreign exchange gain (loss), net	—	—	—	2	—	2
Gain (loss) on disposition of businesses and assets, net	—	—	—	15	—	15
Operating profit (loss)	—	—	140	(6)	8	142
Equity in net earnings (loss) of affiliates	174	231	66	69	(446)	94
Interest expense	—	(80)	(19)	(23)	24	(98)
Refinancing expense	—	—	—	—	—	—
Interest income	—	10	13	3	(24)	2
Dividend income - cost investments	—	—	—	72	—	72
Other income (expense), net	—	(1)	(1)	7	—	5
Earnings (loss) from continuing operations before tax	174	160	199	122	(438)	217
Income tax (provision) benefit	—	14	(44)	(27)	16	(41)
Earnings (loss) from continuing operations	174	174	155	95	(422)	176
Earnings (loss) from operation of discontinued operations	—	—	(5)	—	—	(5)
Gain (loss) on disposition of discontinued operations	—	—	2	—	—	2
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	174	174	153	95	(422)	174
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	174	174	153	95	(422)	174

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	1	—	174	566	—	741
Trade receivables - third party and affiliates	—	—	314	853	(140)	1,027
Non-trade receivables, net	—	85	1,639	500	(1,985)	239
Inventories, net	—	—	188	639	(48)	779
Deferred income taxes	—	25	33	37	—	95
Marketable securities, at fair value	—	—	70	—	—	70
Assets held for sale	—	—	—	—	—	—
Other assets	—	2	24	53	(16)	63
Total current assets	1	112	2,442	2,648	(2,189)	3,014
Investments in affiliates	1,348	4,236	1,432	545	(6,723)	838
Property, plant and equipment, net	—	—	665	2,608	—	3,273
Deferred income taxes	—	13	399	22	—	434
Other assets	—	618	125	314	(748)	309
Goodwill	—	—	298	515	—	813
Intangible assets, net	—	—	77	161	—	238
Total assets	1,349	4,979	5,438	6,813	(9,660)	8,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,444	133	220	(1,642)	155
Trade payables - third party and affiliates	—	—	283	643	(140)	786
Other liabilities	—	74	374	496	(369)	575
Deferred income taxes	—	—	—	30	—	30
Income taxes payable	(28)	(326)	403	49	(3)	95
Total current liabilities	(28)	1,192	1,193	1,438	(2,154)	1,641
Long-term debt	—	2,410	884	343	(744)	2,893
Deferred income taxes	—	—	—	124	—	124
Uncertain tax positions	4	18	29	239	—	290
Benefit obligations	—	—	1,189	132	—	1,321
Other liabilities	—	11	103	1,178	(15)	1,277
Total Celanese Corporation shareholders’ equity	1,373	1,348	2,040	3,359	(6,747)	1,373
Noncontrolling interests	—	—	—	—	—	—
Total shareholders’ equity	1,373	1,348	2,040	3,359	(6,747)	1,373
Total liabilities and shareholders’ equity	1,349	4,979	5,438	6,813	(9,660)	8,919

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	—	—	128	612	—	740
Trade receivables - third party and affiliates	—	—	246	672	(91)	827
Non-trade receivables, net	—	10	1,400	515	(1,672)	253
Inventories, net	—	—	164	484	(38)	610
Deferred income taxes	—	25	33	34	—	92
Marketable securities, at fair value	—	—	77	1	—	78
Assets held for sale	—	—	9	—	—	9
Other assets	—	48	33	43	(65)	59
Total current assets	—	83	2,090	2,361	(1,866)	2,668
Investments in affiliates	903	3,721	1,413	530	(5,729)	838
Property, plant and equipment, net	—	—	650	2,367	—	3,017
Deferred income taxes	—	19	404	20	—	443
Other assets	—	614	125	389	(839)	289
Goodwill	—	—	297	477	—	774
Intangible assets, net	—	—	79	173	—	252
Total assets	903	4,437	5,058	6,317	(8,434)	8,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,227	137	190	(1,326)	228
Trade payables - third party and affiliates	—	—	249	515	(91)	673
Other liabilities	—	87	385	544	(420)	596
Deferred income taxes	—	—	—	28	—	28
Income taxes payable	(26)	(309)	314	39	(1)	17
Total current liabilities	(26)	1,005	1,085	1,316	(1,838)	1,542
Long-term debt	—	2,498	980	346	(834)	2,990
Deferred income taxes	—	—	—	116	—	116
Uncertain tax positions	3	17	28	225	—	273
Benefit obligations	—	—	1,230	129	—	1,359
Other liabilities	—	14	123	954	(16)	1,075
Total Celanese Corporation shareholders’ equity	926	903	1,612	3,231	(5,746)	926
Noncontrolling interests	—	—	—	—	—	—
Total shareholders’ equity	926	903	1,612	3,231	(5,746)	926
Total liabilities and shareholders’ equity	903	4,437	5,058	6,317	(8,434)	8,281

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	—	—	175	141	—	316
Investing activities
Capital expenditures on property, plant and equipment	—	—	(63)	(88)	—	(151)
Acquisitions, net of cash acquired	—	—	(8)	—	—	(8)
Proceeds from sale of businesses and assets, net	—	—	1	4	—	5
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	158	—	158
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(114)	—	(114)
Other, net	—	—	(2)	(21)	—	(23)
Net cash provided by (used in) investing activities	—	—	(72)	(61)	—	(133)
Financing activities
Short-term borrowings (repayments), net	—	—	(8)	(26)	—	(34)
Proceeds from long-term debt	—	400	—	11	—	411
Repayments of long-term debt	—	(525)	(1)	(27)	—	(553)
Refinancing costs	—	(8)	—	—	—	(8)
Proceeds and repayments from intercompany financing activities	—	133	(133)	—	—	—
Purchases of treasury stock, including related fees	(13)	—	—	—	—	(13)
Dividends from subsidiary	13	113	—	—	(126)	—
Dividends to parent	—	(13)	(13)	(100)	126	—
Contributions from parent to subsidiary	—	(100)	100	—	—	—
Stock option exercises	17	—	—	—	—	17
Series A common stock dividends	(16)	—	—	—	—	(16)
Preferred stock dividends	—	—	—	—	—	—
Other, net	—	—	(2)	—	—	(2)
Net cash provided by (used in) financing activities	1	—	(57)	(142)	—	(198)
Exchange rate effects on cash and cash equivalents	—	—	—	16	—	16
Net increase (decrease) in cash and cash equivalents	1	—	46	(46)	—	1
Cash and cash equivalents at beginning of period	—	—	128	612	—	740
Cash and cash equivalents at end of period	1	—	174	566	—	741

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	—	—	(48)	267	—	219
Investing activities
Capital expenditures on property, plant and equipment	—	—	(32)	(46)	—	(78)
Acquisitions, net of cash acquired	—	—	(46)	—	—	(46)
Proceeds from sale of businesses and assets, net	—	—	—	20	—	20
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(151)	—	(151)
Other, net	—	—	(5)	(15)	—	(20)
Net cash provided by (used in) investing activities	—	—	(83)	(192)	—	(275)
Financing activities
Short-term borrowings (repayments), net	—	—	2	(11)	—	(9)
Proceeds from long term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(14)	(1)	(23)	—	(38)
Refinancing costs	—	—	—	—	—	—
Proceeds and repayments from intercompany financing activities	—	14	19	(33)	—	—
Purchases of treasury stock, including related fees	(20)	—	—	—	—	(20)
Dividends from subsidiary	26	26	—	—	(52)	—
Dividends to parent	—	(26)	(26)	—	52	—
Contributions from parent to subsidiary	—	—	—	—	—	—
Stock option exercises	4	—	—	—	—	4
Series A common stock dividends	(12)	—	—	—	—	(12)
Preferred stock dividends	(3)	—	—	—	—	(3)
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(5)	—	(6)	(67)	—	(78)
Exchange rate effects on cash and cash equivalents	—	—	—	(39)	—	(39)
Net increase (decrease) in cash and cash equivalents	(5)	—	(137)	(31)	—	(173)
Cash and cash equivalents at beginning of period	5	—	520	729	—	1,254
Cash and cash equivalents at end of period	—	—	383	698	—	1,081

22.   Subsequent Events
On July 7, 2011, the Company declared a quarterly cash dividend of $0.06 per share on its Common Stock amounting to $9 million. The cash dividends are for the period from May 1, 2011 to July 31, 2011 and will be paid on August 1, 2011 to holders of record as of July 18, 2011.

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
2011 Highlights:

•	We published independent third-party analyses of Celanese TCX™, our proprietary technology for ethanol production.
Under non-disclosure agreements to protect intellectual property rights and maintain confidentiality, Fluor Corporation and WorleyParsons evaluated the our advanced ethanol technology that uses basic hydrocarbon feedstocks.

•
We doubled the capacity of our vinyl acetate ethylene (“VAE”) unit in Nanjing, China. The expanded unit started production in the second quarter of 2011 and is expected to meet the increased global demand for innovative specialty solutions in vinyl-based emulsions.

•
We announced we will nearly double production at our Celstran® long-fiber reinforced thermoplastic (“LFT”) manufacturing unit in Nanjing, China by the end of the fourth quarter of 2011. The unit came online in 2008 with an initial nameplate capacity of 5,000 tons per year.

•
We successfully completed a public offering of $400 million in aggregate principal amount of senior unsecured notes at 5.875% due 2021. We used the net proceeds from the offering, plus cash on hand, to retire $516 million of existing senior secured credit facility indebtedness that was set to mature in 2014.

•
Polyplastics Co., Ltd. ("Polyplastics"), one of the company's strategic equity affiliates, announced a 90,000 ton per year expansion to increase polyacetal production capacity in Malaysia that is expected to be operational in early 2014. The expansion is currently anticipated to be funded locally by Polyplastics.

•
We announced plans to accelerate industrial ethanol production in China 6 to 12 months earlier than previously expected. In addition to our previously announced plans for one, and possibly two greenfield units, we plan to modify and enhance our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX™ advanced technology, adding approximately 200,000 tons of ethanol production capacity by mid-2013.

•
We broke ground on the previously announced plans for a technology development unit for ethanol production at our facility in Clear Lake, Texas, which is now expected to be commissioned by mid-2012. We also intend to construct a new research and development facility at our Clear Lake site to continue the advancement of our acetyl and TCX™ technologies.

•
We announced the expansion of our ethylene vinyl acetate (“EVA”) capacity at our Edmonton manufacturing facility due to strong growth in strategic, high-value segments. Global EVA production increases are fueled by growth in the photovoltaic cell industry in China, strong demand for EVA in other parts of Asia, and demand for EVA in innovative applications like controlled-release excipients and medical packaging. We expect our capacity to increase by up to 15% for our higher vinyl acetate content EVA grades in the second half of 2011.

•
We announced that our Board of Directors approved a 20% increase in our quarterly Series A common stock cash dividend. The dividend rate increased from $0.05 to $0.06 per share of Series A common stock on a quarterly basis and from $0.20 to $0.24 per share on an annual basis. Our Board of Directors also approved an increase of $129 million to our existing share repurchase authorization for a total authorization of $629 million of our Series A common stock.

Results of Operations

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,753	1,517	3,342	2,905
Gross profit	410	303	761	521
Selling, general and administrative expenses	(140)	(124)	(268)	(248)
Other (charges) gains, net	(18)	(6)	(15)	(83)
Operating profit (loss)	209	156	397	142
Equity in net earnings of affiliates	46	45	89	94
Interest expense	(57)	(49)	(112)	(98)
Dividend income - cost investments	79	72	79	72
Earnings (loss) from continuing operations before tax	280	224	460	217
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	205	163	343	176
Earnings (loss) from discontinued operations	(2)	(3)	2	(2)
Net earnings (loss)	203	160	345	174
Other Data
Depreciation and amortization	72	64	144	153

	As of June 30, 2011	As of December 31, 2010
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	741	740

Short-term borrowings and current installments of long-term debt - third party and affiliates	155	228
Long-term debt	2,893	2,990
Total debt	3,048	3,218

Consolidated Results – Three and Six Months Ended June 30, 2011 Compared with Three and Six Months Ended June 30, 2010
Net sales changed $236 million and $437 million during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily as a result of increased selling prices and a positive foreign currency impact across all of our business segments. Favorable pricing was a result of increased raw material and freight costs. Continued success in innovation in our Advanced Engineered Materials segment and in our Emulsions business included in our Industrial Specialties segment also contributed to our favorable net sales. Volumes in our Acetyl Intermediates segment were down for the three and six months ended June 30, 2011 due to production turnarounds.
Gross profit increased during the three and six months ended June 30, 2011 compared to the same periods in 2010. Increases in selling prices more than offset increases in raw material, energy and freight costs. During the first quarter of 2010, we wrote-off other productive assets of $17 million related to our Singapore and Nanjing, China facilities. We also recorded $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009. The accelerated amortization was recorded as $20 million to our Acetyl Intermediates segment and $2 million to our Advanced Engineered Materials segment.

Selling, general and administrative expenses increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to the increase in operations. As a percentage of sales, selling, general and administrative expenses declined from 8.2% to 8.0% and from 8.5% to 8.0% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 due to sustainable efficiencies.
Other (charges) gains, net changed $12 million and $(68) million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
	(In $ millions)
Employee termination benefits	(9)	(4)	(13)	(9)
Ticona Kelsterbach plant relocation (Note 20)	(16)	(4)	(29)	(10)
Plumbing actions (Note 17)	4	2	4	14
Asset impairments	—	—	—	(73)
Plant/office closures	—	—	—	(5)
Resolution of commercial disputes	2	—	22	—
Other	1	—	1	—
Total	(18)	(6)	(15)	(83)
In November 2006, we finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona operations resolving several years of legal disputes related to the planned Fraport expansion. We recorded $16 million and $4 million of expenses related to the Ticona Kelsterbach relocation during the three months ended June 30, 2011 and 2010, respectively. We recorded $29 million and $10 million of expenses related to the Ticona Kelsterbach relocation during the six months ended June 30, 2011 and 2010, respectively. Additionally, we recorded $4 million of employee termination benefits during the three months ended June 30, 2011 related to the relocation. The Ticona Kelsterbach, Germany operations are included in our Advanced Engineered Materials segment. See Note 20 in the accompanying unaudited interim consolidated financial statements for further information regarding the Ticona Kelsterbach plant relocation.
As a result of our Pardies, France Project of Closure and the previously announced closure of our Spondon, Derby, United Kingdom facility, for the six months ended June 30, 2011 we recorded $2 million and $5 million, respectively, of employee termination benefits. The Pardies, France operations are included in our Acetyl Intermediates segment. The Spondon, Derby, United Kingdom operations are included in our Consumer Specialties segment. See Note 3 to the accompanying unaudited interim consolidated financial statements for further information regarding these plant closures.
Other charges for the six months ended June 30, 2011 was offset by consideration of $17 million we received in connection with the settlement of a claim against a bankrupt supplier. In addition, we recovered an additional $4 million from the settlement of unrelated commercial disputes. These commercial dispute resolutions are included in our Acetyl Intermediates segment. Other charges for the six months ended June 30, 2011 and 2010 was partially offset by $2 million and $13 million, respectively, of recoveries and a $2 million and $1 million, respectively, decrease in legal reserves associated with plumbing cases which is included in our Advanced Engineered Materials business segment.
During 2010, we concluded that certain long-lived assets were partially impaired at our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. Accordingly, we wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million for the three months ended March 31, 2010.
Our effective income tax rate for the three months ended June 30, 2011 was 27% compared to 27% for the three months ended June 30, 2010. Our effective income tax rate for the six months ended June 30, 2011 was 25% compared to 19% for the six months ended June 30, 2010. The higher effective tax rate for the six months ended June 30, 2011 was primarily due to the 2010 effect of tax legislation in Mexico, partially offset by foreign losses not resulting in tax benefits and the effect of healthcare reform in the US.

Selected Data by Business Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales
Advanced Engineered Materials	346	282	64	674	564	110
Consumer Specialties	291	291	—	557	529	28
Industrial Specialties	329	269	60	619	511	108
Acetyl Intermediates	914	782	132	1,727	1,506	221
Other Activities	—	1	(1)	1	1	—
Inter-segment eliminations	(127)	(108)	(19)	(236)	(206)	(30)
Total	1,753	1,517	236	3,342	2,905	437
Other (charges) gains, net
Advanced Engineered Materials	(16)	(3)	(13)	(29)	2	(31)
Consumer Specialties	(3)	(1)	(2)	(4)	(74)	70
Industrial Specialties	—	—	—	—	—	—
Acetyl Intermediates	2	(1)	3	20	(8)	28
Other Activities	(1)	(1)	—	(2)	(3)	1
Total	(18)	(6)	(12)	(15)	(83)	68
Operating profit (loss)
Advanced Engineered Materials	27	40	(13)	65	88	(23)
Consumer Specialties	48	64	(16)	102	34	68
Industrial Specialties	28	16	12	53	28	25
Acetyl Intermediates	152	68	84	264	68	196
Other Activities	(46)	(32)	(14)	(87)	(76)	(11)
Total	209	156	53	397	142	255
Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	66	79	(13)	139	171	(32)
Consumer Specialties	127	137	(10)	182	107	75
Industrial Specialties	28	16	12	53	28	25
Acetyl Intermediates	154	70	84	268	71	197
Other Activities	(95)	(78)	(17)	(182)	(160)	(22)
Total	280	224	56	460	217	243
Depreciation and amortization
Advanced Engineered Materials	20	18	2	41	38	3
Consumer Specialties	13	9	4	25	20	5
Industrial Specialties	12	10	2	22	20	2
Acetyl Intermediates	25	24	1	50	69	(19)
Other Activities	2	3	(1)	6	6	—
Total	72	64	8	144	153	(9)
Operating margin(1)
Advanced Engineered Materials	7.8%	14.2%	(6.4)%	9.6%	15.6%	(6.0)%
Consumer Specialties	16.5%	22.0%	(5.5)%	18.3%	6.4%	11.9%
Industrial Specialties	8.5%	5.9%	2.6%	8.6%	5.5%	3.1%
Acetyl Intermediates	16.6%	8.7%	7.9%	15.3%	4.5%	10.8%
Total	11.9%	10.3%	1.6%	11.9%	4.9%	7.0%
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales from the period ended June 30, 2010 to the period ended June 30, 2011 attributable to each of the factors indicated for each of our business segments is as follows:

	Volume	Price	Currency	Other		Total
	(unaudited)
	(In percentages)
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Advanced Engineered Materials	1	9	7	6	(1)	23
Consumer Specialties	(6)	5	1	—		—
Industrial Specialties	3	12	7	—		22
Acetyl Intermediates	(9)	20	6	—		17
Total Company	(6)	16	6	—	(3)	16

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Advanced Engineered Materials	4	8	3	5	(1)	20
Consumer Specialties	1	4	1	(1)	(2)	5
Industrial Specialties	5	12	4	—		21
Acetyl Intermediates	(5)	17	3	—		15
Total Company	(1)	13	3	—	(3)	15
_______________________________________

(1)	2011 includes the effects of the two product lines acquired from DuPont Performance Polymers (acquired May 2010).

(2)	Includes the impact of fluctuations in inter-segment sales.

(3)	Includes the effects of the captive insurance companies and the impact of fluctuations in inter-segment eliminations.

Business Segments – Three and Six Months Ended June 30, 2011 Compared with Three and Six Months Ended June 30, 2010
Advanced Engineered Materials

	Three Months Ended June 30,		Change in $	Six Months Ended June 30,		Change in $
	2011	2010		2011	2010
	(unaudited)
	(In $ millions, except percentages)
Net sales	346	282	64	674	564	110
Net sales variance
Volume	1%			4%
Price	9%			8%
Currency	7%			3%
Other	6%			5%
Other (charges) gains, net	(16)	(3)	(13)	(29)	2	(31)
Operating profit (loss)	27	40	(13)	65	88	(23)
Operating margin	7.8%	14.2%		9.6%	15.6%
Equity in net earnings (loss) of affiliates	39	39	—	73	83	(10)
Earnings (loss) from continuing operations before tax	66	79	(13)	139	171	(32)
Depreciation and amortization	20	18	2	41	38	3
Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered Materials segment is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are polyacetal (“POM”), polyphenylene sulfide (“PPS”), LFT, polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), ultra-high molecular weight polyethylene (“GUR®”), liquid crystal polymer (“LCP”) and polycyclohexylene-dimethylene terephthalate (“PCT”). POM, PPS, LFT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.
Advanced Engineered Materials’ net sales changed $64 million and $110 million for the three and six months ended
June 30, 2011, respectively, compared to the same periods in 2010. The increase in net sales is primarily related to increases in average pricing as a result of implemented price increases and the acquisition of two product lines, Zenite® LCP and Thermx® PCT, from DuPont Performance Polymers in May 2010. We experienced increased volumes in GUR® as a result of strong machine builds in North America and Europe, and LFT as a result of strong demand in the automotive industry. These volume increases were offset by a decrease in volume for POM as it was constrained as a result of our planned inventory build for the European expansion and Kelsterbach relocation.
Operating profit changed $(13) million and $(23) million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The impact from higher volumes and pricing and the positive impact from our planned inventory build for the relocation of our operations in Kelsterbach, Germany, was more than offset by higher raw material costs, increased investments in our innovation and growth initiatives and other charges incurred during the three and six months ended June 30, 2011. Other charges for the three and six months ended June 30, 2011 consisted mainly of costs associated with the relocation of our facility in Kelsterbach, Germany.
Earnings (loss) from continuing operations before tax changed $(13) million and $(32) million for the three and six months ended June 30, 2011 compared to the same periods in 2010 as a result of decreased operating profit. For the six months ended June 30, 2011, a decrease in equity in net earnings (loss) of affiliates also contributed to the decrease in earnings (loss) from continuing operations before tax. Our strategic affiliates continued to experience strong demand which was offset by rising raw material costs and timing of certain expenses. Operating and financial results of our Polyplastics Co., Ltd. strategic affiliate were modestly impacted by the recent natural disasters in Japan during the three and six months ended June 30, 2011.

Consumer Specialties

	Three Months Ended June 30,		Change in $	Six Months Ended June 30,		Change in $
	2011	2010		2011	2010
	(unaudited)
	(In $ millions, except percentages)
Net sales	291	291	—	557	529	28
Net sales variance
Volume	(6)%			1%
Price	5%			4%
Currency	1%			1%
Other	—%			(1)%
Other (charges) gains, net	(3)	(1)	(2)	(4)	(74)	70
Operating profit (loss)	48	64	(16)	102	34	68
Operating margin	16.5%	22.0%		18.3%	6.4%
Equity in net earnings (loss) of affiliates	—	1	(1)	1	1	—
Dividend income - cost investments	78	71	7	78	71	7
Earnings (loss) from continuing operations before tax	127	137	(10)	182	107	75
Depreciation and amortization	13	9	4	25	20	5
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
Net sales for Consumer Specialties were flat for the three months ended June 30, 2011 as compared to the same period in 2010. Lower volumes were offset by increased pricing and energy costs and a favorable foreign currency impact. Volumes for the three months ended June 30, 2011 were lower when compared to the prior year period as the three months ended June 30, 2010 reflected volume recovery from the production outages at our Acetate Products manufacturing facility in Narrows, Virginia during the three months ended March 31, 2010. Net sales increased $28 million for the six months ended June 30, 2011 as compared to the same period in 2010. Net sales were positively impacted during the six months ended June 30, 2011 as we experienced modestly higher demand in tow and Sunett® and increased pricing across most of our Consumer Specialties product lines.
Operating profit changed $(16) million and $68 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decrease in operating profit for the three months ended June 30, 2011 is a result of increased raw material and energy costs and increased spending on planned maintenance and reliability efforts. The increase in operating profit for the six months ended June 30, 2011 is a result of the long-lived asset impairment losses of $72 million incurred during the three months ended March 31, 2010 associated with management’s assessment of the closure of our acetate flake and tow production operations in Spondon, Derby, United Kingdom.

Industrial Specialties

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	in $	2011	2010	in $
	(unaudited)
	(In $ millions, except percentages)
Net sales	329	269	60	619	511	108
Net sales variance
Volume	3%			5%
Price	12%			12%
Currency	7%			4%
Other	—%			—%
Other (charges) gains, net	—	—	—	—	—	—
Operating profit (loss)	28	16	12	53	28	25
Operating margin	8.5%	5.9%		8.6%	5.5%
Earnings (loss) from continuing operations before tax	28	16	12	53	28	25
Depreciation and amortization	12	10	2	22	20	2
Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. Our Emulsions business is a global leader that produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized leader in low volatile organic compound emulsions, an environmentally-friendly technology. Our emulsions products are used in a wide array of applications including paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our EVA Performance Polymers business offers a complete line of low-density polyethylene and specialty EVA resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical devices and tubing, automotive carpeting and solar cell encapsulation films.
Net sales changed $60 million and $108 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 driven by increased pricing and higher volumes. Higher pricing was attributed to recent pricing actions, current strong demand for our photovoltaic applications and improved product mix on increased sales to higher value-added applications. The increased volumes were driven by the benefits of product innovation and continued growth in vinyl emulsion applications as customers replaced oil-based solutions with our vinyl offerings, as well as higher demand for EVA performance polymers.
Operating profit changed $12 million and $25 million and for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to higher volumes and increased pricing which were only partially offset by higher key raw material costs.

Acetyl Intermediates

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2011	2010	in $	2011	2010	in $
	(unaudited)
	(In $ millions, except percentages)
Net sales	914	782	132	1,727	1,506	221
Net sales variance
Volume	(9)%			(5)%
Price	20%			17%
Currency	6%			3%
Other	—%			—%
Other (charges) gains, net	2	(1)	3	20	(8)	28
Operating profit (loss)	152	68	84	264	68	196
Operating margin	16.6%	8.7%		15.3%	4.5%
Equity in net earnings (loss) of affiliates	1	1	—	3	2	1
Earnings (loss) from continuing operations before tax	154	70	84	268	71	197
Depreciation and amortization	25	24	1	50	69	(19)
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
Acetyl Intermediates’ net sales changed $132 million and $221 million during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in net sales was a result of favorable pricing which reflected the recovery of higher raw material costs and price increases generated by strong global demand for acetic acid and our major downstream derivative product lines across all regions. Higher industry utilization due to planned and unplanned production outages across the industry also contributed to the increase in net sales. These increases in net sales were slightly offset by a decrease in volumes due to production turnarounds during the six months ended June 30, 2011.
Operating profit changed $84 million and $196 million during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in operating profit is primarily due to higher sales prices, sustained reductions in plant costs resulting from the 2009 closure of our less advantaged acetic acid and VAM production operations in Pardies, France, and a favorable impact from other charges. Operating profit was also positively impacted by favorable foreign currency impacts and our inventory build as a result of expected planned production turnarounds during the third quarter of 2011.
During the six months ended June 30, 2011, we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier which was recorded to other charges. In addition, we recovered an additional $4 million from the settlement of unrelated commercial disputes.
These increases to operating profit were only slightly offset by higher variable costs. Higher variable costs were a direct result of price increases in all major raw materials.
Depreciation and amortization for the six months ended June 30, 2010 includes $20 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.
The operating loss for Other Activities changed $(14) million and $(11) million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Higher selling, general and administrative expenses were primarily due to strategic growth initiatives and higher other charges.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2011 we have $147 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
In January 2011, we signed letters of intent to construct and operate one, and possibly two industrial ethanol production facilities in China. The sites selected were Nanjing, China at the Nanjing Chemical Industrial Park, and Zhuhai, China at the Gaolan Port Economic Zone.  We expect to begin industrial ethanol production within 30 months following project approvals with anticipated initial nameplate capacity of 400,000 tons per year per unit and an initial investment of approximately $300 million per unit.  In June 2011, we announced our plans to accelerate our entry into the industrial ethanol business 6 to 12 months by modifying and enhancing our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX™ advanced technology. This would add approximately 200,000 tons per year of ethanol production capacity by mid-2013.  In June 2011, we broke ground on a technology development unit for ethanol production at our facility in Clear Lake, Texas, which is expected to be operational by mid-2012.  We also intend to construct a new research and development facility at our Clear Lake site to continue the advancement of our acetyl and TCX™ technologies.
In April 2010, we announced that, through our strategic venture Ibn Sina, we will construct a 50,000 ton per year POM production facility in Saudi Arabia. Our pro rata share of the capital to be invested in the POM expansion is expected to be in the range of $150 million to $180 million. Of our pro rata share, we expect the expansion to be funded primarily by Ibn Sina.
Cash outflows for capital expenditures are expected to be in the range of $300 million to $350 million in 2011, excluding amounts related to the relocation of our Ticona plant in Kelsterbach and capacity expansion in Europe. Per the terms of our agreement with Fraport, we provided notice to Fraport on March 30, 2011 indicating we will cease operations at our Kelsterbach, Germany facility by July 31, 2011. Accordingly, we received the final cash installment of €110 million in June 2011. As the relocation project progressed, we decided to expand the scope of the new production facilities and now expect to spend in excess of total proceeds to be received from Fraport. We anticipate related cash outflows for capital expenditures in 2011 will be €175 million.
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
As a result of the previously announced closure of our acetate flake and tow manufacturing operations at the Spondon, Derby, United Kingdom site, we expect to record total expenses of $35 to $45 million, consisting of $20 million for personnel-related exit costs and $20 million of other facility-related shutdown costs such as contract termination costs and accelerated depreciation of fixed assets. We expect that substantially all of the exit costs (except for accelerated depreciation of fixed assets of $15 million) will result in future cash expenditures. Cash outflows are expected to occur through 2012. For the six months ended June 30, 2011, we recorded exit costs of $5 million related to personnel-related costs. We expect the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom will occur during 2012. See Note 3 and Note 13 in the accompanying unaudited interim consolidated financial statements.
In addition to exit-related costs associated with the closure of the Spondon, Derby, United Kingdom acetate flake and tow manufacturing operations, we expect to incur capital expenditures of $35 million in certain capacity and efficiency improvements, principally at our Lanaken, Belgium facility, to optimize our global production network.
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

Cash Flows
Cash and cash equivalents as of June 30, 2011 were $741 million, which is a change of $1 million from December 31, 2010. As of June 30, 2011, $559 million of the $741 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.
• Net Cash Provided by Operating Activities
Cash flow provided by operations changed $97 million during the six months ended June 30, 2011 as compared to the same period in 2010. Cash flow provided by operations was positively impacted by the increase in earnings from continuing operations slightly offset by a decrease in trade working capital.
• Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities changed $142 million for the six months ended June 30, 2011 as compared to the same period in 2010. During the six months ended June 30, 2011 we received $158 million from the Frankfurt, Germany Airport related to the relocation of our Kelsterbach, Germany Ticona operations. No such proceeds were received during the same period in 2010. In addition, we spent less on capital expenditures related to the relocation of our Kelsterbach, Germany Ticona operations during the six months ended June 30, 2011 as compared to the same period in 2010. These decreases to cash used were only slightly offset by an increase in capital expenditures related to property, plant and equipment.
Our cash outflows for capital expenditures were $151 million and $78 million for the six months ended June 30, 2011 and 2010, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives.
• Net Cash Used in Financing Activities
Net cash used in financing activities changed $(120) million for the six months ended June 30, 2011 as compared to the same period in 2010. The increase in cash used in financing activities is primarily related to the increase in the net payments on long-term debt of $142 million. On May 6, 2011, we completed an offering of $400 million of 5.875% senior unsecured notes due 2021 (the “5.875% Notes”). We used the proceeds from the issuance of the 5.875% Notes and cash on hand to prepay the outstanding balance of $516 million on our Term B loan facility.
Debt and Other Obligations
• Senior Notes

In September 2010, we completed an offering of $600 million aggregate principal amount of 6.625% senior unsecured notes due 2018 in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). On April 14, 2011, we issued $600 million aggregate principal amount of 6.625% senior unsecured notes (the “6.625% Notes”) in exchange for tendered 6.625% senior unsecured notes issued under the private placement in an exchange offer registered under the Securities Act. The 6.625% Notes have substantially identical terms as the notes issued under the private placement except the transfer restrictions, registration rights and rights to increased interest in addition to the stated interest rate do not apply to the exchange notes. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).

The 6.625% Notes were issued under an indenture dated as of September 24, 2010 (the “Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. The 6.625% Notes bear interest at a rate of 6.625% per annum and were priced at 100% of par. Celanese US will pay interest on the Notes on April 15 and October 15 of each year commencing on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the Indenture. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.

The Indenture contains covenants, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
We completed the offering of the 5.875% Notes on May 6, 2011 in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and each of the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the “First Supplemental Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 5.875% Notes on June 15 and December 15 of each year commencing on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the First Supplemental Indenture. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
The First Supplemental Indenture contains covenants, including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
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
On May 6, 2011, Celanese US, through its subsidiaries, prepaid the outstanding Term B loan facility under the Amended Credit Agreement set to mature in 2014 in an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand. The prepaid principal amount was comprised of $414 million of US dollar-denominated Term B loan facility and €69 million of Euro-denominated Term B loan facility. As of June 30, 2011, only the Term C loan remains outstanding under the senior credit facilities.
The balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

As of June 30, 2011
(unaudited)
(In $ millions)
Revolving credit facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	81
Available for borrowing	147
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

Our amended first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of June 30, 2011
	Maximum	Estimate	Estimate, If Fully Drawn	Borrowing Capacity
	(unaudited)
				(In $ millions)
First Lien Senior Secured Leverage Ratio	3.90 to 1.00	1.15 to 1.00	1.62 to 1.00	600
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

We are in compliance with all of the covenants related to our debt agreements as of June 30, 2011.
Share Capital

We have a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of Series A common stock, par value $0.0001 per share. On April 25, 2011, we announced that our Board of Directors approved a 20% increase in the Celanese quarterly Series A common stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.05 to $0.06 per share of Series A common stock on a quarterly basis, which equates to $0.20 to $0.24 per share of Series A common stock annually. The new dividend rate will be applicable to dividends payable beginning in August 2011. On July 7, 2011, we declared a cash dividend of $0.06 per share on our Series A common stock amounting to $9 million. The cash dividends are for the period from May 1, 2011 to July 31, 2011 and will be paid on August 1, 2011 to holders of record as of July 18, 2011.
Our Board of Directors authorized the repurchase of our Common Stock as follows:

Date of Board Authorization	Authorization Amount
(unaudited)
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of June 30, 2011	629
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. The number of shares repurchased and the average purchase price paid per share pursuant to these authorizations are as follows:

	Six Months Ended June 30,		Total From February 2008 Through
	2011	2010	June 30, 2011
	(unaudited)
Shares repurchased	273,753	678,592	11,704,545
Average purchase price per share	$47.54	29.47	$37.48
Amount spent on repurchased shares (in millions)	$13	20	$439

The purchase of treasury stock will reduce the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of Shareholders’ equity.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2010 Form 10-K.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2011, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. We are actively defending those matters where the Company is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, our litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 17 in the accompanying unaudited interim consolidated financial statements for a discussion of material legal proceedings. There have been no significant developments in the “Legal Proceedings” described in our 2010 Form 10-K other than those disclosed in Note 17 in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
Except as set forth herein, there have been no material changes to the risk factors under Part I, Item 1A of our 2010 Form 10-K. The following risk factor, which was included in our 2010 Form 10-K under Part I, Item 1.A “Risk Factors—Risks Related to our Business” and in our Form 10-Q for the quarter ended March 31, 2011 under Part II, Item 1A. “Risk Factors”, has been updated to reflect recent developments concerning new regulations adopted by the Environmental Protection Agency in March 2011.
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
Our operations are subject to extensive international, national, state, local and other supranational laws and regulations that govern environmental and health and safety matters, including CERCLA and RCRA. We incur substantial capital and other costs to comply with these requirements. If we violate any one of those laws or regulations, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws, regulations and enforcement policies could result in substantial costs and liabilities to us or limitations on our operations and could subject our handling, manufacture, transport, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present. One example of such regulations is the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters, which was published by the Environmental Protection Agency (“EPA”) in the Federal Register on March 21, 2011. On May 16, 2011, the EPA administratively stayed the Boiler MACT regulation pending resolution of legal petitions and the EPA's reconsideration of portions of the final rule. The EPA intends to repropose the final Boiler MACT regulation in October 2011 and have a final signed rule in April 2012. These rules could require us to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our facilities in the next three to four years. Consequently, compliance with these laws and regulations could result in significant capital expenditures as well as other costs and liabilities, which could adversely affect our business and cause our operating results to be less favorable than expected. These proposed regulations are being challenged, but an adverse outcome in these proceedings may negatively affect our earnings and cash flows in a particular reporting period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program
(unaudited)
April 1-30, 2011	4,956	(1)	$47.87	—	$200,000,000
May 1-31, 2011	204,353		$48.93	204,353	$190,000,000
June 1-30, 2011	—		$—	—	$190,000,000
Total	209,309		$48.91	204,353	$190,000,000
_______________________________________

(1)	Relate to shares employees have elected to have withheld to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.
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
4.1
Indenture, 6.625% Senior Notes due 2018, dated as of September 24, 2010, by and between Celanese US Holdings LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).

4.2
Indenture, dated as of May 6, 2011, by and between Celanese US Holdings LLC, Celanese Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 6, 2011).

4.3
First Supplemental Indenture, 5.875% Senior Notes due 2021, dated as of May 6, 2011, by and between Celanese US Holdings LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on May 6, 2011).

10.1	Form of Time-Vesting Restricted Stock Unit Award Agreement (for non-employee directors) between Celanese Corporation and award recipient (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CELANESE CORPORATION

By:	/s/ David N. Weidman
David N. Weidman
Chairman of the Board of Directors and
Chief Executive Officer
Date: July 22, 2011

By:	/s/ Steven M. Sterin
Steven M. Sterin
Senior Vice President and
Chief Financial Officer
Date: July 22, 2011