Form 10-Q
period 2011-09-30
Celanese CORP
filed 2011-10-26
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of October 20, 2011 was 156,101,709.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended September 30, 2011

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In $ millions, except share and per share data)
Net sales	1,807	1,506	5,149	4,411
Cost of sales	(1,406)	(1,160)	(3,987)	(3,544)
Gross profit	401	346	1,162	867
Selling, general and administrative expenses	(140)	(125)	(408)	(373)
Amortization of intangible assets	(17)	(15)	(50)	(45)
Research and development expenses	(24)	(17)	(72)	(52)
Other (charges) gains, net	(24)	36	(39)	(47)
Foreign exchange gain (loss), net	1	(1)	1	1
Gain (loss) on disposition of businesses and assets, net	(1)	(3)	(1)	12
Operating profit (loss)	196	221	593	363
Equity in net earnings (loss) of affiliates	57	37	146	131
Interest expense	(54)	(48)	(166)	(146)
Refinancing expense	—	(16)	(3)	(16)
Interest income	1	—	2	2
Dividend income - cost investments	1	1	80	73
Other income (expense), net	—	(4)	9	1
Earnings (loss) from continuing operations before tax	201	191	661	408
Income tax (provision) benefit	(34)	(44)	(151)	(85)
Earnings (loss) from continuing operations	167	147	510	323
Earnings (loss) from operation of discontinued operations	—	(3)	3	(8)
Gain (loss) on disposition of discontinued operations	—	—	—	2
Income tax (provision) benefit from discontinued operations	—	1	(1)	2
Earnings (loss) from discontinued operations	—	(2)	2	(4)
Net earnings (loss)	167	145	512	319
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	167	145	512	319
Cumulative preferred stock dividends	—	—	—	(3)
Net earnings (loss) available to common shareholders	167	145	512	316
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	167	147	510	323
Earnings (loss) from discontinued operations	—	(2)	2	(4)
Net earnings (loss)	167	145	512	319
Earnings (loss) per common share - basic
Continuing operations	1.07	0.94	3.27	2.08
Discontinued operations	—	(0.01)	0.01	(0.03)
Net earnings (loss) - basic	1.07	0.93	3.28	2.05
Earnings (loss) per common share - diluted
Continuing operations	1.05	0.93	3.21	2.04
Discontinued operations	—	(0.01)	0.01	(0.03)
Net earnings (loss) - diluted	1.05	0.92	3.22	2.01
Weighted average shares - basic	156,194,459	155,859,508	156,147,982	154,173,120
Weighted average shares - diluted	159,018,839	157,883,548	158,965,811	158,408,403

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In $ millions)
Net earnings (loss)	167	145	512	319
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	5	—	6
Foreign currency translation	(69)	98	18	39
Unrealized gain (loss) on interest rate swaps	5	(2)	14	1
Pension and postretirement benefits	4	2	12	8
Total other comprehensive income (loss), net of tax	(60)	103	44	54
Total comprehensive income (loss), net of tax	107	248	556	373
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	107	248	556	373
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2011	As of December 31, 2010
	(In $ millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	704	740
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2011: $10; 2010: $12)	978	827
Non-trade receivables, net	203	253
Inventories	777	610
Deferred income taxes	101	92
Marketable securities, at fair value	64	78
Assets held for sale	—	9
Other assets	71	59
Total current assets	2,898	2,668
Investments in affiliates	841	838
Property, plant and equipment (net of accumulated depreciation - 2011: $1,284; 2010: $1,131)	3,233	3,017
Deferred income taxes	412	443
Other assets	334	289
Goodwill	780	774
Intangible assets, net	213	252
Total assets	8,711	8,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	161	228
Trade payables - third party and affiliates	713	673
Other liabilities	583	596
Deferred income taxes	27	28
Income taxes payable	129	17
Total current liabilities	1,613	1,542
Long-term debt	2,893	2,990
Deferred income taxes	116	116
Uncertain tax positions	205	273
Benefit obligations	1,214	1,359
Other liabilities	1,214	1,075
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2011 and 2010: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2011: 178,962,353 issued and 156,101,719 outstanding; 2010: 178,028,571 issued and 155,759,293 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2011 and 2010: 0 issued and outstanding)	—	—
Treasury stock, at cost (2011: 22,860,634 shares; 2010: 22,269,278 shares)	(857)	(829)
Additional paid-in capital	601	574
Retained earnings	2,338	1,851
Accumulated other comprehensive income (loss), net	(626)	(670)
Total Celanese Corporation shareholders’ equity	1,456	926
Noncontrolling interests	—	—
Total shareholders’ equity	1,456	926
Total liabilities and shareholders’ equity	8,711	8,281
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY

	Nine Months Ended
	September 30, 2011
	Shares	Amount
	(In $ millions, except share data)
Preferred stock
Balance as of the beginning of the period	—	—
Issuance of preferred stock	—	—
Balance as of the end of the period	—	—
Series A common stock
Balance as of the beginning of the period	155,759,293	—
Stock option exercises	781,705	—
Purchases of treasury stock	(591,356)	—
Stock awards	152,077	—
Balance as of the end of the period	156,101,719	—
Treasury stock
Balance as of the beginning of the period	22,269,278	(829)
Purchases of treasury stock, including related fees	591,356	(28)
Balance as of the end of the period	22,860,634	(857)
Additional paid-in capital
Balance as of the beginning of the period		574
Stock-based compensation, net of tax		17
Stock option exercises, net of tax		10
Balance as of the end of the period		601
Retained earnings
Balance as of the beginning of the period		1,851
Net earnings (loss) attributable to Celanese Corporation		512
Series A common stock dividends		(25)
Balance as of the end of the period		2,338
Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(670)
Other comprehensive income (loss)		44
Balance as of the end of the period		(626)
Total Celanese Corporation shareholders’ equity		1,456
Noncontrolling interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		—
Balance as of the end of the period		—
Total shareholders’ equity		1,456
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(In $ millions)
Operating activities
Net earnings (loss)	512	319
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(8)	17
Depreciation, amortization and accretion	231	226
Deferred income taxes, net	7	(24)
(Gain) loss on disposition of businesses and assets, net	—	(12)
Refinancing expense	3	16
Other, net	49	22
Operating cash provided by (used in) discontinued operations	(9)	5
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(175)	(162)
Inventories	(167)	(63)
Other assets	3	11
Trade payables - third party and affiliates	77	15
Other liabilities	(42)	(7)
Net cash provided by (used in) operating activities	481	363
Investing activities
Capital expenditures on property, plant and equipment	(241)	(122)
Acquisitions, net of cash acquired	(8)	(46)
Proceeds from sale of businesses and assets, net	6	22
Deferred proceeds from Ticona Kelsterbach plant relocation	158	—
Capital expenditures related to Ticona Kelsterbach plant relocation	(174)	(219)
Other, net	(37)	(16)
Net cash provided by (used in) investing activities	(296)	(381)
Financing activities
Short-term borrowings (repayments), net	(20)	(4)
Proceeds from long-term debt	411	600
Repayments of long-term debt	(562)	(848)
Refinancing costs	(8)	(24)
Purchases of treasury stock, including related fees	(28)	(41)
Stock option exercises	19	8
Series A common stock dividends	(25)	(20)
Preferred stock dividends	—	(3)
Other, net	(11)	—
Net cash provided by (used in) financing activities	(224)	(332)
Exchange rate effects on cash and cash equivalents	3	(20)
Net increase (decrease) in cash and cash equivalents	(36)	(370)
Cash and cash equivalents at beginning of period	740	1,254
Cash and cash equivalents at end of period	704	884
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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In this Quarterly Report, the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “Celanese US” refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
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
Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.
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

2.	Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan, an amendment to FASB Accounting Standards Codification (“ASC”) Subtopic 715-80, Compensation-Retirement Benefits-Multiemployer Plans. The update requires additional disclosures regarding the significant multiemployer plans in which an employer participates, the level of an employer's participation including contributions made, and whether the contributions made represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant multiemployer plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The ASU is effective for the Company for annual periods for fiscal years ending after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. The Company expects to comply with the disclosure requirements of this ASU for the year ending December 31, 2011.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, an amendment to FASB ASC Topic 350, Intangibles - Goodwill and Other (“FASB ASC Topic 350”). The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period. The ASU is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company did not early adopt the provisions of this ASU; however, the Company's annual goodwill impairment testing did not result in an impairment charge (Note 6). Accordingly, the Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, an amendment to FASB ASC Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. Early adoption is permitted because compliance with the amendments is already permitted. The Company expects to comply with the disclosure requirements of this ASU for the year ending December 31, 2011.
In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, an amendment to FASB ASC Topic 820, Fair Value Measurement (“FASB ASC Topic 820”). The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to have a material effect on the Company's consolidated financial statements, but the adoption of this ASU may require additional disclosures.

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

The Company allocated the purchase price of the acquisition to developed technology acquired based on its estimated fair value. The excess of purchase price over the fair value of the developed technology was recorded as goodwill. Developed technology was valued using the relief from royalty methodology which is considered a Level 3 measurement under FASB ASC Topic 820. The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change.
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

In connection with the acquisition, the Company committed to purchase certain inventories at a future date. As of September 30, 2011, the Company purchased $12 million of inventories and has no further commitment to purchase additional inventories pursuant to the acquisition agreement.
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

In April 2010, the Company announced the proposed cessation of operations at the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom and began the consulting process with employees and their representatives. As a result, in August 2010, the Company announced it would consolidate its global acetate manufacturing capabilities by closing its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. The Company expects to serve its acetate customers under this proposal by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company's acetate affiliate facilities in China.  The Company expects the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom to occur during 2012.
The exit costs and plant shutdown costs related to the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 13) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In $ millions)
Employee termination benefits	2	(14)	(3)	(14)
Asset impairments	—	—	—	(72)
Total exit costs recorded to Other (charges) gains, net	2	(14)	(3)	(86)

Accelerated depreciation	—	(2)	(7)	(2)
Other	(2)	—	(2)	—
Total plant shutdown costs	(2)	(2)	(9)	(2)
• Pardies, France
In July 2009, the Company completed the consultation process with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company ceased all manufacturing operations and associated activities in December 2009. The Pardies, France operations are included in the Acetyl Intermediates segment.
The exit costs and plant shutdown costs related to the Project of Closure (Note 13) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In $ millions)
Employee termination benefits	(2)	(2)	(4)	(4)
Asset impairments	—	—	—	(1)
Contract termination costs	—	—	—	(3)
Reindustrialization costs	—	—	—	(3)
Other	—	1	—	1
Total exit costs recorded to Other (charges) gains, net	(2)	(1)	(4)	(10)

Gain (loss) on disposition of assets, net	1	1	1	1
Inventory write-offs	—	—	—	(4)
Other	(1)	(1)	(3)	(6)
Total plant shutdown costs	—	—	(2)	(9)

4.	Marketable Securities, at Fair Value

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In $ millions)
Mutual funds	64	—	—	64
As of September 30, 2011	64	—	—	64

US corporate debt securities	1	—	—	1
Mutual funds	77	—	—	77
As of December 31, 2010	78	—	—	78
The Company’s captive insurance companies and nonqualified pension trusts hold available-for-sale securities for capitalization and funding requirements, respectively.

5.	Inventories

	As of September 30, 2011	As of December 31, 2010
	(In $ millions)
Finished goods	573	442
Work-in-process	43	31
Raw materials and supplies	161	137
Total	777	610

6.	Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2010
Goodwill	299	249	35	191	774
Accumulated impairment losses	—	—	—	—	—
Total	299	249	35	191	774
Acquisitions (Note 3)	—	—	1	—	1
Exchange rate changes	1	1	—	3	5
As of September 30, 2011
Goodwill	300	250	36	194	780
Accumulated impairment losses	—	—	—	—	—
Total	300	250	36	194	780
The Company assesses the recoverability of the carrying value of its reporting unit goodwill annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment test, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2011.

Intangible Assets, Net

	Trademarks and Trade Names	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2010	88	30	526	20	23	687
Acquisitions (Note 3)	—	—	—	7	—	7
Exchange rate changes	1	1	5	—	(1)	6
As of September 30, 2011	89	31	531	27	22	700
Accumulated Amortization
As of December 31, 2010	(5)	(10)	(395)	(11)	(14)	(435)
Amortization	—	(2)	(42)	(2)	(4)	(50)
Exchange rate changes	—	—	(1)	(1)	—	(2)
As of September 30, 2011	(5)	(12)	(438)	(14)	(18)	(487)
Net book value	84	19	93	13	4	213
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2012	49
2013	31
2014	19
2015	8
2016	5
The Company assesses the recoverability of the carrying value of its indefinite-lived intangible assets annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment test, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2011.
The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization expense is recorded on these intangible assets. For the nine months ended September 30, 2011, the Company did not renew or extend any intangible assets.

7.	Current Other Liabilities

	As of September 30, 2011	As of December 31, 2010
	(In $ millions)
Salaries and benefits	111	111
Environmental (Note 11)	20	16
Restructuring (Note 13)	45	57
Insurance	18	27
Asset retirement obligations	18	31
Derivatives (Note 15)	42	69
Current portion of benefit obligations	49	49
Interest	45	29
Sales and use tax/foreign withholding tax payable	11	15
Uncertain tax positions	64	15
Other	160	177
Total	583	596

8.	Noncurrent Other Liabilities

	As of September 30, 2011	As of December 31, 2010
	(In $ millions)
Environmental (Note 11)	79	85
Insurance	65	69
Deferred revenue	37	41
Deferred proceeds(1)	935	786
Asset retirement obligations	49	46
Derivatives (Note 15)	17	14
Income taxes payable	4	4
Other	28	30
Total	1,214	1,075
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

9.	Debt

	As of September 30, 2011	As of December 31, 2010
	(In $ millions)
Short term borrowings and current installments of long-term debt - third party and affiliates
Current installments of long-term debt	55	74
Short-term borrowings, including amounts due to affiliates, weighted average interest rate of 4.0% as of September 30, 2011	106	154
Total	161	228

	As of September 30, 2011	As of December 31, 2010
	(In $ millions)
Long-term debt
Senior credit facilities
Term B loan facility due 2014	—	508
Term C loan facility due 2016	1,401	1,409
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	—
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	182	181
Obligations under capital leases due at various dates through 2054	251	245
Other bank obligations, interest rates ranging from 1.5% to 6.3%, due at various dates through 2017	114	121
Subtotal	2,948	3,064
Current installments of long-term debt	(55)	(74)
Total	2,893	2,990
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

On May 6, 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the “5.875% Notes”) in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
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
As a result of the issuance of the 5.875% Notes, the Company accelerated amortization of deferred financing costs of $3 million which is recorded as Refinancing expense in the unaudited interim consolidated statements of operations. In addition, the Company recorded deferred financing costs of $8 million which are being amortized over the term of the 5.875% Notes. As of September 30, 2011, $29 million of deferred financing costs are included in noncurrent Other assets on the unaudited consolidated balance sheet.
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
Borrowings under the Amended Credit Agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus a margin. The margin may increase or decrease 0.25% based on the following:

		Estimated Margin
	Estimated Margin as of September 30, 2011	Decreases .25%	Increases .25%	Estimated Total Net Leverage Ratio as of September 30, 2011
		If the Estimated Total Net Leverage is:
Credit-linked revolving facility	1.50%	not applicable	> 2.25:1.00	1.57
Term C	2.75%	< = 1.75:1.00	> 2.25:1.00	1.57
The margin for borrowings under the revolving credit facility is currently 2.5% above LIBOR or EURIBOR, as applicable, subject to increase or reduction in certain circumstances based on changes in the Company’s corporate credit ratings. Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly.
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
The Company’s first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of September 30, 2011
			Estimate, if Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
				(In $ millions)
First lien senior secured leverage ratio	3.90 to 1.00	1.06 to 1.00	1.49 to 1.00	600
The balances available for borrowing are as follows:

As of September 30, 2011
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
The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2011.

10.	Benefit Obligations
The components of net periodic benefit costs are as follows:

			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In $ millions)				(In $ millions)
Service cost	7	7	—	—	21	23	1	1
Interest cost	45	46	3	4	136	142	9	11
Expected return on plan assets	(50)	(48)	—	—	(151)	(148)	—	—
Recognized actuarial (gain) loss	7	1	(1)	(1)	22	5	(2)	(3)
Prior service credit	1	1	—	—	1	1	—	—
Curtailment (gain) loss	—	(1)	—	—	(1)	(4)	—	—
Total	10	6	2	3	28	19	8	9
Commitments to fund benefit obligations during 2011 are as follows:

	As of September 30, 2011	Expected for 2011
	(In $ millions)
Cash contributions to defined benefit pension plans	133	164
Benefit payments from nonqualified trusts related to nonqualified pension plans	11	15
Benefit payments to other postretirement benefit plans	22	27
The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $5 million for the nine months ended September 30, 2011.

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

The components of environmental remediation reserves are as follows:

	As of September 30, 2011	As of December 31, 2010
	(In $ millions)
Demerger obligations (Note 17)	36	36
Divestiture obligations (Note 17)	24	26
US Superfund sites	14	13
Other environmental remediation reserves	25	26
Total	99	101

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

Treasury Stock
The Company’s Board of Directors authorized the repurchase of the Company’s Common Stock as follows:

Date of Board Authorization	Authorization Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of September 30, 2011	629
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased.
The share repurchase activity pursuant to this authorization is as follows:

	Nine Months Ended September 30,		Total From February 2008 Through
	2011	2010	September 30, 2011
Shares repurchased	591,356	1,473,492	12,022,148
Average purchase price per share	$47.37	$27.82	$37.74
Amount spent on repurchased shares (in millions)	$28	$41	$454
The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Shareholders’ equity.
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2011			2010
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	8	(3)	5
Foreign currency translation	(69)	—	(69)	98	—	98
Unrealized gain (loss) on interest rate swaps	7	(2)	5	(2)	—	(2)
Pension and postretirement benefits	6	(2)	4	3	(1)	2
Total	(56)	(4)	(60)	107	(4)	103

	Nine Months Ended September 30,
	2011			2010
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	9	(3)	6
Foreign currency translation	18	—	18	39	—	39
Unrealized gain (loss) on interest rate swaps	22	(8)	14	5	(4)	1
Pension and postretirement benefits	19	(7)	12	10	(2)	8
Total	59	(15)	44	63	(9)	54

Adjustments to Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Pension and Postretire- ment Benefits	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
Balance as of December 31, 2010	(1)	(1)	(84)	(584)	(670)
Current period change	—	18	22	19	59
Income tax (provision) benefit	—	—	(8)	(7)	(15)
Balance as of September 30, 2011	(1)	17	(70)	(572)	(626)

13.	Other (Charges) Gains, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In $ millions)
Employee termination benefits	(5)	(17)	(18)	(26)
Ticona Kelsterbach plant relocation (Note 20)	(14)	(7)	(43)	(17)
Plumbing actions (Note 17)	2	26	6	40
Insurance recoveries	—	18	—	18
Asset impairments	—	—	—	(73)
Plant/office closures	—	1	—	(4)
Commercial disputes	(7)	15	15	15
Other	—	—	1	—
Total	(24)	36	(39)	(47)
2011
As a result of the Company’s Pardies, France Project of Closure and the previously announced closure of the Company’s Spondon, Derby, United Kingdom facility (Note 3), the Company recorded $4 million and $3 million, respectively, of employee termination benefits during the nine months ended September 30, 2011. Additionally, the Company recorded $5 million of employee termination benefits during the nine months ended September 30, 2011 related to the relocation of the Company's Ticona Kelsterbach, Germany operations to Frankfurt Hoechst Industrial Park, Germany (Note 20).
During the nine months ended September 30, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. The resolution of this commercial dispute is included in the Acetyl Intermediates segment.
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

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
Reserve as of December 31, 2010	3	16	—	24	10	53
Additions	5	3	—	2	6	16
Cash payments	(2)	(1)	—	(19)	(3)	(25)
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	—	—	—	—	—	—
Reserve as of September 30, 2011	6	18	—	7	12	43
Plant/Office Closures
Reserve as of December 31, 2010	—	—	—	3	1	4
Additions	—	—	—	—	—	—
Cash payments	—	—	—	(2)	—	(2)
Exchange rate changes	—	—	—	—	—	—
Reserve as of September 30, 2011	—	—	—	1	1	2
Total	6	18	—	8	13	45

14.	Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In percentages)
Effective income tax rate	17	23	23	21

The effective tax rate for the three and nine months ended September 30, 2011 differs from the statutory rate due to foreign rate differentials and changes in uncertain tax positions, partially offset by foreign losses providing no tax benefit.

The higher effective tax rate for the nine months ended September 30, 2011 was primarily due to the 2010 effect of tax legislation in Mexico, partially offset by foreign losses not resulting in tax benefits and the effect of healthcare reform in the US.
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

In December 2010, the Mexican tax authorities issued additional MTRs addressing tax year 2005 and subsequent periods. The MTRs issued in March 2010 and December 2010 eliminated the recapture tax on losses for which no tax benefit was received in consolidation and also clarified certain other aspects of the Tax Reform Bill originally enacted in December 2009. The December 2010 MTRs resulted in an additional reduction of $27 million to the tax liability previously recorded by the Company. After inflation and exchange rate changes, the Company’s tax liability as of September 30, 2011 related to the combined Tax Reform Bill and 2010 MTRs is $4 million payable from 2012 to 2018.
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
To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of its variable rate debt into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges and fix the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 9). If an interest rate swap agreement is terminated prior to its maturity, the amount previously recorded in Accumulated other comprehensive income (loss), net is recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in Accumulated other comprehensive income (loss), net are recognized into earnings immediately.
US-dollar interest rate swap derivative arrangements are as follows:

As of September 30, 2011
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 9).

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 9).

Euro interest rate swap derivative arrangements are as follows:

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In € millions)
150	April 2, 2007	April 2, 2011	4.04%
______________________________

(1)	Fixes the EURIBOR portion of the Company's Euro denominated variable rate borrowings (Note 9).

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
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of September 30, 2011	As of December 31, 2010
	(In $ millions)
Total	1,442	751

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Recognized in Income		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Recognized in Income
	(In $ millions)
Derivatives designated as cash flow hedging instruments
Interest rate swaps	(9)	(1)	(15)	(2)	(26)	(3)	(45)	(2)
Derivatives not designated as hedging instruments
Interest rate swaps	—		1	(4)	—		(2)	(4)
Foreign currency forwards and swaps	—		5	(5)	—		(10)	(5)
Total	(9)		(9)		(26)		(57)
______________________________

(1)	Amount excludes $2 million of gains associated with the Company’s equity method investments’ derivative activity and $2 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(3)	Amount excludes $1 million of gains associated with the Company’s equity method investments’ derivative activity and $8 million of tax expense recognized in Other comprehensive income (loss).

(4)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Recognized in Income		Gain (Loss) Recognized in Other Comprehensive Income		Gain (Loss) Recognized in Income
	(In $ millions)
Derivatives designated as cash flow hedging instruments
Interest rate swaps	(17)	(1)	(16)	(2)	(40)	(3)	(51)	(2)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—		(8)	(4)	—		30	(4)
Total	(17)		(24)		(40)		(21)
______________________________

(1)	Amount excludes $1 million of losses associated with the Company’s equity method investments’ derivative activity.

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is classified as Interest expense in the unaudited interim consolidated statements of operations.

(3)	Amount excludes $6 million of losses associated with the Company's equity method investments' derivative activity and $4 million of tax expense.

(4)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.
See Note 16 for additional information regarding the fair value of the Company’s derivative arrangements.

16.	Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In $ millions)
Marketable securities, at fair value
Mutual funds	64	—	64
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	10	10	(1)
Total assets as of September 30, 2011	64	10	74
Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(31)	(31)	(2)
Interest rate swaps	—	(17)	(17)	(3)
Derivatives not designated as hedging instruments
Interest rate swaps	—	(4)	(4)	(2)
Foreign currency forwards and swaps	—	(7)	(7)	(2)
Total liabilities as of September 30, 2011	—	(59)	(59)
Marketable securities, at fair value
US corporate debt securities	—	1	1
Mutual funds	77	—	77
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	3	3	(1)
Total assets as of December 31, 2010	77	4	81
Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(59)	(59)	(2)
Interest rate swaps	—	(14)	(14)	(3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	(10)	(10)	(2)
Total liabilities as of December 31, 2010	—	(83)	(83)
______________________________

(1)	Included in current Other assets in the unaudited consolidated balance sheets.

(2)	Included in current Other liabilities in the unaudited consolidated balance sheets.

(3)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

Carrying values and fair values of financial instruments that are not carried at fair value in the Company’s unaudited consolidated balance sheets are as follows:

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In $ millions)
Cost investments	148	—	139	—
Insurance contracts in nonqualified pension trusts	71	71	70	70
Long-term debt, including current installments of long-term debt	2,948	2,936	3,064	3,087
In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of September 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.
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
In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements in the Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) matter. The time to file claims against the class has expired and the entity established by the court to administer the claims was dissolved in September 2010. In addition between 1995 and 2001, CNA Holdings was named as a defendant in various putative class actions. The majority of these actions have now been dismissed. As a result the Company recorded $59 million in reserve reductions and recoveries from associated insurance indemnifications during 2010. The reserve was further reduced by $4 million during the nine months ended September 30, 2011 following the dismissal of the remaining US case (St. Croix, Ltd., et al. v. Shell Oil Company d/b/a Shell Chemical Company, Case No. XC-97-CR-467, Virgin Islands Superior Court) which was appealed during the three months ended September 30, 2011.
As of September 30, 2011, the class actions in Canada are subject to a pending class settlement that would result in a dismissal of those cases. The Company does not believe the Possible Loss associated with the remaining matters is material. The Company recorded recoveries and reductions in legal reserves related to plumbing actions (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In $ millions)
Recoveries	—	—	2	13
Legal reserve reductions	2	26	4	27
Total	2	26	6	40
Polyester Staple Antitrust Litigation
CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and Celanese GmbH (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving multiple individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions alleged that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the United States. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the United States District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions with prejudice against all Celanese Entities in consideration of a payment by the Company. This proceeding related to sales by the polyester staple fibers business which Hoechst sold to KoSa B.V., f/k/a Arteva B.V., a subsidiary of Koch Industries, Inc. (“KoSa”) in 1998. In November 2003, KoSa sought recovery from the Company (Koch Industries, Inc. et al. v. Hoechst Aktiengesellschaft et al., No. 03-cv-8679 Southern District NY) alleging a variety of claims, including indemnification and breach of representations, arising out of the 1998 sale. During the fourth quarter of 2010, the parties settled the case pursuant to a confidential agreement and the case was dismissed with prejudice.
Prior to December 31, 2008, the Company had entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 (Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-SV-00578 W.D.N.C.)). On September 15, 2011, the case was dismissed with prejudice based on a stipulation and proposed order of voluntary dismissal.
Other Commercial Actions
In April 2007, Southern Chemical Corporation (“Southern”) filed a petition in the 190th Judicial District Court of Harris County, Texas styled Southern Chemical Corporation v. Celanese Ltd. (Cause No. 2007-25490), seeking declaratory judgment relating to the terms of a multi-year methanol supply contract. The trial court granted the Company's motion for summary judgment in March 2008 dismissing Southern's claims. In September 2009, the intermediate Texas appellate court reversed the trial court decision and remanded the case to the trial court. The Texas Supreme Court subsequently declined both parties' requests that it hear the case. On August 15, 2010, Southern filed a second amended petition adding a claim for breach of contract and seeking equitable damages in an unspecified amount from the Company. Southern amended its complaint again in June and August 2011, abandoning its declaratory judgment claim and adding new claims for fraud and tortious interference with a third-party contract. More specifically, Southern now claims the Company breached the contract when it allegedly “shipped, transferred, sold, tolled or swapped [Southern] methanol” to certain affiliates and third parties in violation of the contract and without disclosing its intentions at the beginning of the contract and during the course of performance. In the August 2011 complaint, Southern is seeking compensatory damages of $1.3 billion, as well as pre- and post-judgment interest, attorneys' fees and punitive damages equaling two times its actual damages. Southern also is seeking rescission or termination of the contract. Trial has been set for March 2012. The Company is actively defending the matter. The Company believes that Southern's claims lack merit and that its alleged damages are inaccurate and, in any event, grossly inflated. Based on the Company's evaluation of currently available information, including that the proceeding is in its early stages (discovery is not complete and involves foreign entities), the plaintiff is seeking relief other than compensatory damages, the matter presents meaningful legal uncertainties, and there are significant facts and legal claims in dispute, the Company cannot estimate the Possible Loss for this matter, if any, in excess of immaterial amounts accrued.

Acetic Acid Patent Infringement Matters
As previously disclosed, beginning in 1999, Celanese International Corporation filed three separate infringement actions against China Petrochemical Development Corporation (“CPDC”) in Taiwan alleging that CPDC infringed Celanese International Corporation's patent covering the manufacture of acetic acid. Since 1999, the cases have progressed through the Taiwan Court system, including the Intellectual Property Court. By mutual agreement on June 29, 2011, the companies entered into a confidential settlement of this litigation. The settlement was not significant to the Company's results of operations for the nine months ended September 30, 2011.
Award Proceedings in relation to Domination Agreement and Squeeze-Out
The Company's subsidiary, BCP Holdings GmbH (“BCP Holdings”), a German limited liability company, is a defendant in two special award proceedings initiated by minority shareholders of Celanese GmbH seeking the court's review of the amounts (i) of the fair cash compensation and of the guaranteed dividend offered in the purchaser offer under the 2004 Domination Agreement (the “Domination Agreement”) and (ii) the fair cash compensation paid for the 2006 squeeze-out (“Squeeze-Out”) of all remaining shareholders of Celanese GmbH.
Pursuant to a settlement agreement between BCP Holdings and certain former Celanese GmbH shareholders, if the court sets a higher value for the fair cash compensation or the guaranteed payment under the Domination Agreement or the Squeeze-Out compensation, former Celanese GmbH shareholders who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out will be entitled to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings related to the Domination Agreement and the Squeeze-Out. If the fair cash compensation determined by the court is higher than the Squeeze-Out compensation of €66.99, then 1,069,465 shares will be entitled to an adjustment. If the court confirms the value of the fair cash compensation under the Domination Agreement but determines a higher value for the Squeeze-Out compensation, 924,078 shares would be entitled to an adjustment. Payments already received by these shareholders as compensation for their shares will be offset so that persons who ceased to be shareholders of Celanese GmbH due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.
During the three months ended September 30, 2011, an expert appointed by the court hearing the Domination Agreement shareholders' claims to assist it in determining the value of Celanese GmbH rendered an opinion. The expert opined that the fair cash compensation for these shareholders (145,387 shares) should be increased from €41.92 to €51.86. This non-binding opinion recommends a total increase in share value to €2 million for those claims under the Domination Agreement. The opinion has no effect on the Squeeze-Out proceeding because the share price recommended is lower than the price those shareholders already received in the Squeeze-Out. However, the opinion also advocates that the guaranteed dividend should be increased from €2.89 to €3.79, aggregating an increase in total guaranteed dividends of €1 million to the Squeeze-Out claimants. The Company is evaluating the non-binding opinion of the expert and will submit a written response during the three months ending December 31, 2011. No expert has yet been appointed in the Squeeze-Out proceedings.
For those claims brought under the Domination Agreement, based on the Company's evaluation of currently available information, including the non-binding expert opinion, the Company does not believe that the Possible Loss is material.
For those remaining claims brought by the Squeeze-Out claimants, based on the Company's evaluation of currently available information, including that damages sought are unspecified, unsupported or uncertain, the matter presents meaningful legal uncertainties (including novel issues of law), there are significant facts in dispute and the court has not yet appointed an expert, the Company cannot estimate the Possible Loss, if any, at this time.
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

•Demerger Obligations
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the Demerger Agreement, including for environmental liabilities associated with contamination arising under 19 divestiture agreements entered into by Hoechst prior to the demerger.
The Company's obligation to indemnify Hoechst, and its legal successors, is capped at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to one-third of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2011 are $56 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been settled.
Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $36 million and $36 million as of September 30, 2011 and December 31, 2010, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.
The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for (i) one-third of any and all liabilities that result from Hoechst being held as the responsible party pursuant to public law or current or future environmental law or by third parties pursuant to private or public law relates to contamination and (ii) liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any significant reserves associated with this indemnification as it is unable at this time to estimate its Possible Loss. The Company has not made any payments to Hoechst and its legal successors during nine months ended September 30, 2011 and 2010 in connection with this indemnification.
•Divestiture Obligations
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk. As of September 30, 2011 and December 31, 2010, the Company had reserves of $24 million and $26 million, respectively, for these matters.
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of indemnifications and guarantees provided for under these agreements is $196 million as of September 30, 2011. Other agreements do not provide for any monetary or time limitations.
Purchase Obligations
In the normal course of business, the Company enters into commitments to purchase goods and services over a fixed period of time. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials, utilities and other services. As of September 30, 2011, there were outstanding future commitments of $1.9 billion under take-or-pay contracts. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, as of September 30, 2011, there were other outstanding commitments of $889 million representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements.
The Company holds a variable interest in an entity that supplies certain raw materials to the Company. The variable interest primarily relates to cost-plus contractual arrangements with the supplier and recovery of its capital expenditures for certain plant assets plus a rate of return on such assets. The entity is not consolidated because the Company is not the primary beneficiary of the entity as it does not have the power to direct the activities of the entity that most significantly impact the entity's economic performance. Related to this variable interest entity, the Company has $63 million of capital lease obligations included in Long-term debt and current installments of long-term debt and $56 million of related machinery and equipment included in Property, plant, and equipment, net in the unaudited consolidated balance sheet as of September 30, 2011. The Company's maximum exposure to loss as a result of its involvement with this variable interest entity as of September 30, 2011 is included within the take-or-pay obligation discussed above and relates primarily to contract termination penalties.

During March 2010, the Company successfully completed an amended raw material purchase agreement with a supplier who had filed for bankruptcy. Under the original contract, the Company made advance payments in exchange for preferential pricing on certain volumes of material purchases over the life of the contract. The cancellation of the original contract and the terms of the subsequent amendment resulted in the Company accelerating amortization on the unamortized prepayment balance of $22 million during the three months ended March 31, 2010. The accelerated amortization was recorded to Cost of sales in the unaudited interim consolidated statements of operations as follows: $20 million was recorded in the Acetyl Intermediates segment and $2 million was recorded in the Advanced Engineered Materials segment. During the nine months ended September 30, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against this bankrupt supplier. The consideration was recorded to Other charges (gains), net in the unaudited interim consolidated statements of operations in the Acetyl Intermediates segment.

18.	Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended September 30, 2011
Net sales	332	298	(1)	332	975	(1)	—	(130)	1,807
Other (charges) gains, net	(13)	2		—	(5)		(8)	—	(24)
Equity in net earnings (loss) of affiliates	52	1		—	1		3	—	57
Earnings (loss) from continuing operations before tax	67	66		31	131		(94)	—	201
Depreciation and amortization	27	9		12	25		4	—	77
Capital expenditures	13	24		20	39		3	—	99	(2)
	Three Months Ended September 30, 2010
Net sales	271	288	(1)	276	777	(1)	—	(106)	1,506
Other (charges) gains, net	19	1		25	(1)		(8)	—	36
Equity in net earnings (loss) of affiliates	31	—		—	2		4	—	37
Earnings (loss) from continuing operations before tax	93	72		50	85		(109)	—	191
Depreciation and amortization	19	9		11	23		4	—	66
Capital expenditures	14	15		14	11		5	—	59	(2)
_______________________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $129 million and $1 million, respectively, for the three months ended September 30, 2011 and $103 million and $3 million, respectively, for the three months ended September 30, 2010.

(2)
Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes an increase in accrued capital expenditures of $9 million and an increase of $15 million for the three months ended September 30, 2011 and 2010, respectively.

	Advanced Engineered Materials		Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2011
Net sales	1,006		855	(1)	951	2,702	(1)	1	(366)	5,149
Other (charges) gains, net	(42)		(2)		—	15		(10)	—	(39)
Equity in net earnings (loss) of affiliates	125		2		—	4		15	—	146
Earnings (loss) from continuing operations before tax	206		248		84	399		(276)	—	661
Depreciation and amortization	68		34		34	75		10	—	221
Capital expenditures	50		59		44	79		7	—	239	(2)
	As of September 30, 2011
Goodwill and intangibles, net	405		282		57	249		—	—	993
Total assets	2,901		1,149		934	2,104		1,623	—	8,711
	Nine Months Ended September 30, 2010
Net sales	835		817	(1)	787	2,283	(1)	1	(312)	4,411
Other (charges) gains, net	21		(73)		25	(9)		(11)	—	(47)
Equity in net earnings (loss) of affiliates	114		1		—	4		12	—	131
Earnings (loss) from continuing operations before tax	264		179		78	156		(269)	—	408
Depreciation and amortization	57	(3)	29		31	92	(3)	10	—	219
Capital expenditures	27		30		32	25		8	—	122	(2)
	As of December 31, 2010
Goodwill and intangibles, net	423		284		55	264		—	—	1,026
Total assets	2,765		998		841	1,909		1,768	—	8,281
_______________________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $363 million and $3 million, respectively, for the nine months ended September 30, 2011 and $304 million and $8 million, respectively, for the nine months ended September 30, 2010.

(2)
Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes a decrease in accrued capital expenditures of $2 million and $0 million for the nine months ended September 30, 2011 and 2010, respectively.

(3)
Includes $2 million for Advanced Engineered Materials and $20 million for Acetyl Intermediates for the accelerated amortization of the unamortized prepayment related to a raw material purchase agreement (Note 17).

19.	Earnings (Loss) Per Share

	Three Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In $ millions, except share and per share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	167	167	147	147
Earnings (loss) from discontinued operations	—	—	(2)	(2)
Net earnings (loss)	167	167	145	145
Cumulative preferred stock dividends	—	—	—	—
Net earnings (loss) available to common shareholders	167	167	145	145
Weighted-average shares - basic	156,194,459	156,194,459	155,859,508	155,859,508
Dilutive stock options		1,898,195		1,670,850
Dilutive restricted stock units		926,185		353,190
Assumed conversion of preferred stock		—		—
Weighted-average shares - diluted		159,018,839		157,883,548
Per share
Earnings (loss) from continuing operations	1.07	1.05	0.94	0.93
Earnings (loss) from discontinued operations	—	—	(0.01)	(0.01)
Net earnings (loss)	1.07	1.05	0.93	0.92

	Nine Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In $ millions, except share and per share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	510	510	323	323
Earnings (loss) from discontinued operations	2	2	(4)	(4)
Net earnings (loss)	512	512	319	319
Cumulative preferred stock dividends	—	—	(3)	—
Net earnings (loss) available to common shareholders	512	512	316	319
Weighted-average shares - basic	156,147,982	156,147,982	154,173,120	154,173,120
Dilutive stock options		1,975,911		1,793,318
Dilutive restricted stock units		841,918		364,374
Assumed conversion of preferred stock		—		2,077,591
Weighted-average shares - diluted		158,965,811		158,408,403
Per share
Earnings (loss) from continuing operations	3.27	3.21	2.08	2.04
Earnings (loss) from discontinued operations	0.01	0.01	(0.03)	(0.03)
Net earnings (loss)	3.28	3.22	2.05	2.01

Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	—	543,250	60,208	579,000
Restricted stock units	1,008	68,193	336	22,731
Convertible preferred stock	—	—	—	—
Total	1,008	611,443	60,544	601,731

20.	Plant Relocation
In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona operations resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Frankfurt Hoechst Industrial Park in the Rhine Main area in Germany. Under the original agreement, Fraport agreed to pay the Company a total of €670 million over a five-year period to offset costs associated with the transition of the operations from its current location and the closure of the Kelsterbach plant. The Company subsequently decided to expand the scope of the new production facilities.
On March 30, 2011, the Company provided notice to Fraport indicating the Company will cease operations at the Kelsterbach, Germany facility by July 31, 2011. Accordingly, the Company received its final payment from Fraport of €110 million during the three months ended June 30, 2011. Per the terms of the agreement with Fraport, the Company ceased POM operations at the Kelsterbach, Germany Ticona facility prior to July 31, 2011.
On September 26, 2011, the Company announced the opening of its new polyacetal (“POM”) production facility in Frankfurt Hoechst Industrial Park, Germany.

A summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation is as follows:

	Nine Months Ended September 30,		Total From Inception Through
	2011	2010	September 30, 2011
	(In $ millions)
Deferred proceeds (1)	158	—	907
Costs expensed	43	17	102
Costs capitalized (2)	137	202	1,058
Lease buyout	—	—	22
Employee termination benefits	5	—	5
_____________________________

(1)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

(2)	Includes a decrease in accrued capital expenditures of $37 million and $17 million for the nine months ended September 30, 2011 and 2010, respectively.

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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	662	1,401	(256)	1,807
Cost of sales	—	—	(491)	(1,184)	269	(1,406)
Gross profit	—	—	171	217	13	401
Selling, general and administrative expenses	—	—	(31)	(109)	—	(140)
Amortization of intangible assets	—	—	(5)	(12)	—	(17)
Research and development expenses	—	—	(16)	(8)	—	(24)
Other (charges) gains, net	—	—	(5)	(19)	—	(24)
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	—	—	(1)
Operating profit (loss)	—	—	113	70	13	196
Equity in net earnings (loss) of affiliates	167	205	70	45	(430)	57
Interest expense	—	(53)	(9)	(10)	18	(54)
Refinancing expense	—	—	—	—	—	—
Interest income	—	5	12	2	(18)	1
Dividend income - cost investments	—	—	—	1	—	1
Other income (expense), net	—	(1)	—	1	—	—
Earnings (loss) from continuing operations before tax	167	156	186	109	(417)	201
Income tax (provision) benefit	—	11	(30)	(13)	(2)	(34)
Earnings (loss) from continuing operations	167	167	156	96	(419)	167
Earnings (loss) from operation of discontinued operations	—	—	1	(1)	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	1	(1)	—	—
Net earnings (loss)	167	167	157	95	(419)	167
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	167	167	157	95	(419)	167

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	600	1,164	(258)	1,506
Cost of sales	—	—	(416)	(989)	245	(1,160)
Gross profit	—	—	184	175	(13)	346
Selling, general and administrative expenses	—	—	(40)	(85)	—	(125)
Amortization of intangible assets	—	—	(4)	(11)	—	(15)
Research and development expenses	—	—	(12)	(5)	—	(17)
Other (charges) gains, net	—	—	40	(4)	—	36
Foreign exchange gain (loss), net	—	1	—	(2)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(2)	—	(3)
Operating profit (loss)	—	1	167	66	(13)	221
Equity in net earnings (loss) of affiliates	146	184	43	28	(364)	37
Interest expense	—	(41)	(10)	(11)	14	(48)
Refinancing expense	—	(16)	—	—	—	(16)
Interest income	—	6	7	1	(14)	—
Dividend income - cost investments	—	—	—	1	—	1
Other income (expense), net	—	1	—	(5)	—	(4)
Earnings (loss) from continuing operations before tax	146	135	207	80	(377)	191
Income tax (provision) benefit	(1)	11	(37)	(23)	6	(44)
Earnings (loss) from continuing operations	145	146	170	57	(371)	147
Earnings (loss) from operation of discontinued operations	—	—	(1)	(2)	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(1)	(1)	—	(2)
Net earnings (loss)	145	146	169	56	(371)	145
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	145	146	169	56	(371)	145

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,937	4,012	(800)	5,149
Cost of sales	—	—	(1,399)	(3,389)	801	(3,987)
Gross profit	—	—	538	623	1	1,162
Selling, general and administrative expenses	—	—	(111)	(297)	—	(408)
Amortization of intangible assets	—	—	(14)	(36)	—	(50)
Research and development expenses	—	—	(46)	(26)	—	(72)
Other (charges) gains, net	—	—	20	(59)	—	(39)
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	—	(1)	—	(1)
Operating profit (loss)	—	—	387	205	1	593
Equity in net earnings (loss) of affiliates	511	629	125	116	(1,235)	146
Interest expense	—	(160)	(30)	(29)	53	(166)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	16	31	8	(53)	2
Dividend income - cost investments	—	—	—	80	—	80
Other income (expense), net	—	2	(1)	8	—	9
Earnings (loss) from continuing operations before tax	511	484	512	388	(1,234)	661
Income tax (provision) benefit	1	27	(123)	(56)	—	(151)
Earnings (loss) from continuing operations	512	511	389	332	(1,234)	510
Earnings (loss) from operation of discontinued operations	—	—	4	(1)	—	3
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	3	(1)	—	2
Net earnings (loss)	512	511	392	331	(1,234)	512
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	512	511	392	331	(1,234)	512

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,703	3,401	(693)	4,411
Cost of sales	—	—	(1,274)	(2,958)	688	(3,544)
Gross profit	—	—	429	443	(5)	867
Selling, general and administrative expenses	—	—	(130)	(243)	—	(373)
Amortization of intangible assets	—	—	(10)	(35)	—	(45)
Research and development expenses	—	—	(32)	(20)	—	(52)
Other (charges) gains, net	—	—	51	(98)	—	(47)
Foreign exchange gain (loss), net	—	1	—	—	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	13	—	12
Operating profit (loss)	—	1	307	60	(5)	363
Equity in net earnings (loss) of affiliates	320	414	109	97	(809)	131
Interest expense	—	(121)	(29)	(34)	38	(146)
Refinancing expense	—	(16)	—	—	—	(16)
Interest income	—	16	20	4	(38)	2
Dividend income - cost investments	—	—	—	73	—	73
Other income (expense), net	—	—	(1)	2	—	1
Earnings (loss) from continuing operations before tax	320	294	406	202	(814)	408
Income tax (provision) benefit	(1)	26	(82)	(50)	22	(85)
Earnings (loss) from continuing operations	319	320	324	152	(792)	323
Earnings (loss) from operation of discontinued operations	—	—	(6)	(2)	—	(8)
Gain (loss) on disposition of discontinued operations	—	—	2	—	—	2
Income tax (provision) benefit from discontinued operations	—	—	1	1	—	2
Earnings (loss) from discontinued operations	—	—	(3)	(1)	—	(4)
Net earnings (loss)	319	320	321	151	(792)	319
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	319	320	321	151	(792)	319

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	—	—	143	561	—	704
Trade receivables - third party and affiliates	—	—	299	789	(110)	978
Non-trade receivables, net	—	67	1,656	505	(2,025)	203
Inventories, net	—	—	194	624	(41)	777
Deferred income taxes	—	25	33	43	—	101
Marketable securities, at fair value	—	—	64	—	—	64
Assets held for sale	—	—	—	—	—	—
Other assets	—	4	24	68	(25)	71
Total current assets	—	96	2,413	2,590	(2,201)	2,898
Investments in affiliates	1,431	4,355	1,500	536	(6,981)	841
Property, plant and equipment, net	—	—	696	2,537	—	3,233
Deferred income taxes	—	12	392	8	—	412
Other assets	—	613	128	293	(700)	334
Goodwill	—	—	298	482	—	780
Intangible assets, net	—	—	72	141	—	213
Total assets	1,431	5,076	5,499	6,587	(9,882)	8,711
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,477	167	206	(1,689)	161
Trade payables - third party and affiliates	—	—	266	557	(110)	713
Other liabilities	—	81	368	510	(376)	583
Deferred income taxes	—	—	—	27	—	27
Income taxes payable	(28)	(336)	436	59	(2)	129
Total current liabilities	(28)	1,222	1,237	1,359	(2,177)	1,613
Long-term debt	—	2,387	840	362	(696)	2,893
Deferred income taxes	—	—	—	116	—	116
Uncertain tax positions	3	19	29	154	—	205
Benefit obligations	—	—	1,098	116	—	1,214
Other liabilities	—	17	104	1,107	(14)	1,214
Total Celanese Corporation shareholders’ equity	1,456	1,431	2,191	3,373	(6,995)	1,456
Noncontrolling interests	—	—	—	—	—	—
Total shareholders’ equity	1,456	1,431	2,191	3,373	(6,995)	1,456
Total liabilities and shareholders’ equity	1,431	5,076	5,499	6,587	(9,882)	8,711

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	—	—	128	612	—	740
Trade receivables - third party and affiliates	—	—	246	672	(91)	827
Non-trade receivables, net	—	10	1,400	515	(1,672)	253
Inventories, net	—	—	164	484	(38)	610
Deferred income taxes	—	25	33	34	—	92
Marketable securities, at fair value	—	—	77	1	—	78
Assets held for sale	—	—	9	—	—	9
Other assets	—	48	33	43	(65)	59
Total current assets	—	83	2,090	2,361	(1,866)	2,668
Investments in affiliates	903	3,721	1,413	530	(5,729)	838
Property, plant and equipment, net	—	—	650	2,367	—	3,017
Deferred income taxes	—	19	404	20	—	443
Other assets	—	614	125	389	(839)	289
Goodwill	—	—	297	477	—	774
Intangible assets, net	—	—	79	173	—	252
Total assets	903	4,437	5,058	6,317	(8,434)	8,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,227	137	190	(1,326)	228
Trade payables - third party and affiliates	—	—	249	515	(91)	673
Other liabilities	—	87	385	544	(420)	596
Deferred income taxes	—	—	—	28	—	28
Income taxes payable	(26)	(309)	314	39	(1)	17
Total current liabilities	(26)	1,005	1,085	1,316	(1,838)	1,542
Long-term debt	—	2,498	980	346	(834)	2,990
Deferred income taxes	—	—	—	116	—	116
Uncertain tax positions	3	17	28	225	—	273
Benefit obligations	—	—	1,230	129	—	1,359
Other liabilities	—	14	123	954	(16)	1,075
Total Celanese Corporation shareholders’ equity	926	903	1,612	3,231	(5,746)	926
Noncontrolling interests	—	—	—	—	—	—
Total shareholders’ equity	926	903	1,612	3,231	(5,746)	926
Total liabilities and shareholders’ equity	903	4,437	5,058	6,317	(8,434)	8,281

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	(1)	—	224	258	—	481
Investing activities
Capital expenditures on property, plant and equipment	—	—	(105)	(136)	—	(241)
Acquisitions, net of cash acquired	—	—	(8)	—	—	(8)
Proceeds from sale of businesses and assets, net	—	—	1	5	—	6
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	158	—	158
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(174)	—	(174)
Other, net	—	—	(3)	(34)	—	(37)
Net cash provided by (used in) investing activities	—	—	(115)	(181)	—	(296)
Financing activities
Short-term borrowings (repayments), net	—	—	(9)	(11)	—	(20)
Proceeds from long-term debt	—	400	—	11	—	411
Repayments of long-term debt	—	(529)	(2)	(31)	—	(562)
Refinancing costs	—	(8)	—	—	—	(8)
Proceeds and repayments from intercompany financing activities	—	137	(137)	—	—	—
Purchases of treasury stock, including related fees	(28)	—	—	—	—	(28)
Dividends from subsidiary	43	143	—	—	(186)	—
Dividends to parent	—	(43)	(43)	(100)	186	—
Contributions from parent to subsidiary	—	(100)	100	—	—	—
Stock option exercises	19	—	—	—	—	19
Series A common stock dividends	(25)	—	—	—	—	(25)
Preferred stock dividends	—	—	—	—	—	—
Other, net	(8)	—	(3)	—	—	(11)
Net cash provided by (used in) financing activities	1	—	(94)	(131)	—	(224)
Exchange rate effects on cash and cash equivalents	—	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	—	—	15	(51)	—	(36)
Cash and cash equivalents at beginning of period	—	—	128	612	—	740
Cash and cash equivalents at end of period	—	—	143	561	—	704

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	1	—	102	260	—	363
Investing activities
Capital expenditures on property, plant and equipment	—	—	(51)	(71)	—	(122)
Acquisitions, net of cash acquired	—	—	(46)	—	—	(46)
Proceeds from sale of businesses and assets, net	—	—	1	21	—	22
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(219)	—	(219)
Other, net	—	—	(6)	(10)	—	(16)
Net cash provided by (used in) investing activities	—	—	(102)	(279)	—	(381)
Financing activities
Short-term borrowings (repayments), net	—	—	2	(6)	—	(4)
Proceeds from long term debt	—	600	—	—	—	600
Repayments of long-term debt	—	(822)	(1)	(25)	—	(848)
Refinancing costs	—	(24)	—	—	—	(24)
Proceeds and repayments from intercompany financing activities	—	246	(213)	(33)	—	—
Purchases of treasury stock, including related fees	(41)	—	—	—	—	(41)
Dividends from subsidiary	53	53	—	—	(106)	—
Dividends to parent	—	(53)	(53)	—	106	—
Contributions from parent to subsidiary	—	—	—	—	—	—
Stock option exercises	8	—	—	—	—	8
Series A common stock dividends	(20)	—	—	—	—	(20)
Preferred stock dividends	(3)	—	—	—	—	(3)
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(3)	—	(265)	(64)	—	(332)
Exchange rate effects on cash and cash equivalents	—	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	(2)	—	(265)	(103)	—	(370)
Cash and cash equivalents at beginning of period	5	—	520	729	—	1,254
Cash and cash equivalents at end of period	3	—	255	626	—	884

22.	Subsequent Events
On October 7, 2011, the Company declared a quarterly cash dividend of $0.06 per share on its Common Stock amounting to $9 million. The cash dividends are for the period from August 1, 2011 to October 31, 2011 and will be paid on November 1, 2011 to holders of record as of October 17, 2011.

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

•
costs and potential disruption or interruption of production or operations due to accidents, cyber security incidents, terrorism or political unrest, or other unforeseen events or delays in construction of facilities;

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
2011 Highlights:

•
We opened a state-of-the art polyacetal (“POM”) production facility in Frankfurt Hoechst Industrial Park, Germany. With a nameplate capacity of 140,000 tons per year, the new POM plant will be the world's largest and strengthens our Ticona engineering polymers business, including its global operations and advanced technical capabilities.

•	We published independent third-party analyses of Celanese TCX™, our proprietary technology for ethanol production.
Under non-disclosure agreements to protect intellectual property rights and maintain confidentiality, Fluor Corporation and WorleyParsons evaluated our advanced ethanol technology that uses basic hydrocarbon feedstocks.

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

•
Polyplastics Co., Ltd. (“Polyplastics”), one of the company's strategic equity affiliates, announced a 90,000 ton per year expansion to increase polyacetal production capacity in Malaysia that is expected to be operational in early 2014. The expansion is currently anticipated to be funded by Polyplastics.

•
We announced plans to accelerate industrial ethanol production in China six to 12 months earlier than previously expected. In addition to our previously announced plans for one, and possibly two greenfield units, we plan to modify and enhance our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX™ advanced technology, adding approximately 200,000 tons of ethanol production capacity by mid-2013.

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

Results of Operations

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,807	1,506	5,149	4,411
Gross profit	401	346	1,162	867
Selling, general and administrative expenses	(140)	(125)	(408)	(373)
Other (charges) gains, net	(24)	36	(39)	(47)
Operating profit (loss)	196	221	593	363
Equity in net earnings of affiliates	57	37	146	131
Interest expense	(54)	(48)	(166)	(146)
Dividend income - cost investments	1	1	80	73
Earnings (loss) from continuing operations before tax	201	191	661	408
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	167	147	510	323
Earnings (loss) from discontinued operations	—	(2)	2	(4)
Net earnings (loss)	167	145	512	319
Other Data
Depreciation and amortization	77	66	221	219

	As of September 30, 2011	As of December 31, 2010
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	704	740

Short-term borrowings and current installments of long-term debt - third party and affiliates	161	228
Long-term debt	2,893	2,990
Total debt	3,054	3,218

Consolidated Results – Three and Nine Months Ended September 30, 2011 Compared with Three and Nine Months Ended September 30, 2010
Net sales changed $301 million and $738 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 primarily as a result of increased selling prices and a favorable foreign currency impact across all of our business segments. Favorable pricing was a result of elevated year-over-year industry utilization in our Acetyl Intermediates segment, the recovery of rising raw materials costs and strong demand throughout our global businesses, particularly in our Advanced Engineered Materials segment. Continued success in innovation in our Advanced Engineered Materials segment and in our Emulsions business included in our Industrial Specialties segment also contributed to our favorable net sales. Volumes in our Acetyl Intermediates segment were down for the nine months ended September 30, 2011 due to production turnarounds.
Gross profit increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010. Increases in selling prices more than offset increases in raw material, energy and freight costs. During the three months ended March 31, 2010, we wrote-off other productive assets of $17 million related to our Singapore and Nanjing, China facilities, which are included in our Acetyl Intermediates segment. We also recorded $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy in 2009. The accelerated amortization was recorded as $20 million to our Acetyl Intermediates segment and $2 million to our Advanced Engineered Materials segment.

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to the increase in operations. As a percentage of sales, selling, general and administrative expenses declined from 8.3% to 7.7% and from 8.5% to 7.9% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 due to sustainable efficiencies.
Other (charges) gains, net changed $60 million and $(8) million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
	(In $ millions)
Employee termination benefits	(5)	(17)	(18)	(26)
Ticona Kelsterbach plant relocation	(14)	(7)	(43)	(17)
Plumbing actions	2	26	6	40
Insurance recoveries	—	18	—	18
Asset impairments	—	—	—	(73)
Plant/office closures	—	1	—	(4)
Commercial disputes	(7)	15	15	15
Other	—	—	1	—
Total	(24)	36	(39)	(47)
The increase in other charges for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is primarily a result of expenses we incurred related to the relocation of our Ticona Kelsterbach production facility. Additionally, we recorded $5 million of employee termination benefits during the nine months ended September 30, 2011 related to the relocation. On September 26, 2011, the Company announced the opening of the new POM production facility in Frankfurt Hoechst Industrial Park, Germany. The Ticona German operations are included in our Advanced Engineered Materials segment. See Note 20 in the accompanying unaudited interim consolidated financial statements for further information regarding the Ticona Kelsterbach plant relocation.
As a result of our Pardies, France Project of Closure and the previously announced closure of our Spondon, Derby, United Kingdom facility, for the nine months ended September 30, 2011 and 2010 we recorded $4 million and $3 million, and $4 million and $14 million, respectively, of employee termination benefits. The Pardies, France operations are included in our Acetyl Intermediates segment. The Spondon, Derby, United Kingdom operations are included in our Consumer Specialties segment. See Note 3 to the accompanying unaudited interim consolidated financial statements for further information regarding these plant closures.

Other charges for the nine months ended September 30, 2011 was partially offset by consideration of $17 million we received in connection with the settlement of a claim against a bankrupt supplier which is included in our Acetyl Intermediates segment. Other charges for the nine months ended September 30, 2011 and 2010 was partially offset by $6 million and $40 million, respectively, of recoveries and decreases in legal reserves associated with plumbing actions which are included in our Advanced Engineered Materials business segment.
As a result of certain events beginning in October 2008 and subsequent periodic cessation of production during 2009, we recorded $25 million of insurance recoveries during the three months ended September 30, 2010 in our Industrial Specialties segment. This amount was partially offset by a $7 million charge from our captive insurance companies included in our Other Activities segment.
During 2010, we concluded that certain long-lived assets were partially impaired at our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. Accordingly, we wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million for the three months ended March 31, 2010.
Our effective income tax rate for the three months ended September 30, 2011 was 17% compared to 23% for the three months ended September 30, 2010. Our effective income tax rate for the nine months ended September 30, 2011 was 23% compared to 21% for the nine months ended September 30, 2010. The higher effective tax rate for the nine months ended September 30, 2011 was primarily due to the 2010 effect of tax legislation in Mexico, partially offset by foreign losses not resulting in tax benefits and the effect of healthcare reform in the US.

Selected Data by Business Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales
Advanced Engineered Materials	332	271	61	1,006	835	171
Consumer Specialties	298	288	10	855	817	38
Industrial Specialties	332	276	56	951	787	164
Acetyl Intermediates	975	777	198	2,702	2,283	419
Other Activities	—	—	—	1	1	—
Inter-segment eliminations	(130)	(106)	(24)	(366)	(312)	(54)
Total	1,807	1,506	301	5,149	4,411	738
Other (charges) gains, net
Advanced Engineered Materials	(13)	19	(32)	(42)	21	(63)
Consumer Specialties	2	1	1	(2)	(73)	71
Industrial Specialties	—	25	(25)	—	25	(25)
Acetyl Intermediates	(5)	(1)	(4)	15	(9)	24
Other Activities	(8)	(8)	—	(10)	(11)	1
Total	(24)	36	(60)	(39)	(47)	8
Operating profit (loss)
Advanced Engineered Materials	14	63	(49)	79	151	(72)
Consumer Specialties	66	71	(5)	168	105	63
Industrial Specialties	30	50	(20)	83	78	5
Acetyl Intermediates	128	81	47	392	149	243
Other Activities	(42)	(44)	2	(129)	(120)	(9)
Total	196	221	(25)	593	363	230
Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	67	93	(26)	206	264	(58)
Consumer Specialties	66	72	(6)	248	179	69
Industrial Specialties	31	50	(19)	84	78	6
Acetyl Intermediates	131	85	46	399	156	243
Other Activities	(94)	(109)	15	(276)	(269)	(7)
Total	201	191	10	661	408	253
Depreciation and amortization
Advanced Engineered Materials	27	19	8	68	57	11
Consumer Specialties	9	9	—	34	29	5
Industrial Specialties	12	11	1	34	31	3
Acetyl Intermediates	25	23	2	75	92	(17)
Other Activities	4	4	—	10	10	—
Total	77	66	11	221	219	2
Operating margin(1)
Advanced Engineered Materials	4.2%	23.2%	(19.0)%	7.9%	18.1%	(10.2)%
Consumer Specialties	22.1%	24.7%	(2.6)%	19.6%	12.9%	6.7%
Industrial Specialties	9.0%	18.1%	(9.1)%	8.7%	9.9%	(1.2)%
Acetyl Intermediates	13.1%	10.4%	2.7%	14.5%	6.5%	8.0%
Total	10.8%	14.7%	(3.9)%	11.5%	8.2%	3.3%
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales from the period ended September 30, 2010 to the period ended September 30, 2011 attributable to each of the factors indicated for each of our business segments is as follows:

	Volume	Price	Currency	Other		Total
	(unaudited)
	(In percentages)
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Advanced Engineered Materials	5	7	5	5	(1)	22
Consumer Specialties	(3)	6	1	—		4
Industrial Specialties	—	15	5	—		20
Acetyl Intermediates	(2)	23	5	—		26
Total Company	(1)	17	5	(1)	(2)	20

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Advanced Engineered Materials	4	8	4	5	(1)	21
Consumer Specialties	—	5	1	—		6
Industrial Specialties	3	13	4	—		20
Acetyl Intermediates	(4)	18	4	—		18
Total Company	(1)	14	4	—	(2)	17
_______________________________________

(1)	2011 includes the effects of the two product lines acquired in May 2010 from DuPont Performance Polymers.

(2)	Includes the effects of the captive insurance companies and the impact of fluctuations in inter-segment eliminations.

Business Segments – Three and Nine Months Ended September 30, 2011 Compared with Three and Nine Months Ended September 30, 2010
Advanced Engineered Materials

	Three Months Ended September 30,		Change in $	Nine Months Ended September 30,		Change in $
	2011	2010		2011	2010
	(unaudited)
	(In $ millions, except percentages)
Net sales	332	271	61	1,006	835	171
Net sales variance
Volume	5%			4%
Price	7%			8%
Currency	5%			4%
Other	5%			5%
Other (charges) gains, net	(13)	19	(32)	(42)	21	(63)
Operating profit (loss)	14	63	(49)	79	151	(72)
Operating margin	4.2%	23.2%		7.9%	18.1%
Equity in net earnings (loss) of affiliates	52	31	21	125	114	11
Earnings (loss) from continuing operations before tax	67	93	(26)	206	264	(58)
Depreciation and amortization	27	19	8	68	57	11
Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered Materials segment is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are POM, polyphenylene sulfide (“PPS”), LFT, polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), ultra-high molecular weight polyethylene (“GUR®”), liquid crystal polymer (“LCP”) and polycyclohexylene-dimethylene terephthalate (“PCT”). POM, PPS, LFT, PBT and PET are used in a broad range of products including automotive components, electronics, appliances and industrial applications. GUR® is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end markets for LCP are electrical and electronics.
Advanced Engineered Materials’ net sales changed $61 million and $171 million for the three and nine months ended
September 30, 2011, respectively, compared to the same periods in 2010 as a result of increased demand for our end-use applications, particularly automotive. The increase in net sales is a result of increases in average pricing as a result of implemented price increases, the impact of two product lines, Zenite® LCP and Thermx® PCT, acquired from DuPont Performance Polymers in May 2010, favorable currency impacts, as well as higher volumes. During the three months ended September 30, 2011, we experienced increased sales volumes of our POM product after the successful start-up of our new POM production facility at Frankfurt Hoechst Industrial Park, Germany, which provided relief to previous restrictions on POM volume. We also experienced increased volume in GUR® as a result of strong machine builds in North America and Europe, and in LFT as a result of strong demand in the automotive industry.
Operating profit changed $(49) million and $(72) million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The impact from higher volumes and pricing and the positive impact from our planned inventory build for the relocation of our German POM production operations to a new facility was more than offset by higher raw material costs, increased investments in our innovation and growth initiatives and other charges incurred during the three and nine months ended September 30, 2011. Other charges for the three and nine months ended September 30, 2011 consisted primarily of costs associated with the relocation of our German POM production operations to a new facility.
Earnings (loss) from continuing operations before tax changed $(26) million and $(58) million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 as a result of decreased operating profit. For the nine months ended September 30, 2011, an increase in equity in net earnings (loss) of affiliates partially offset the decrease in earnings (loss) from continuing operations before tax. The increase in net earnings (loss) of affiliates was primarily driven by higher earnings in our Ibn Sina venture, which provides an economic hedge against raw material costs used in our Ticona operations.

Operating and financial results of our Polyplastics strategic affiliate were modestly impacted by the recent natural disasters in Japan during the three and nine months ended September 30, 2011.
Consumer Specialties

	Three Months Ended September 30,		Change in $	Nine Months Ended September 30,		Change in $
	2011	2010		2011	2010
	(unaudited)
	(In $ millions, except percentages)
Net sales	298	288	10	855	817	38
Net sales variance
Volume	(3)%			—%
Price	6%			5%
Currency	1%			1%
Other	—%			—%
Other (charges) gains, net	2	1	1	(2)	(73)	71
Operating profit (loss)	66	71	(5)	168	105	63
Operating margin	22.1%	24.7%		19.6%	12.9%
Equity in net earnings (loss) of affiliates	1	—	1	2	1	1
Dividend income - cost investments	—	1	(1)	78	72	6
Earnings (loss) from continuing operations before tax	66	72	(6)	248	179	69
Depreciation and amortization	9	9	—	34	29	5
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
Net sales for Consumer Specialties were slightly higher for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. Lower volumes were offset by increased pricing. Acetate volumes for the three months ended September 30, 2011 were impacted by a temporary manufacturing outage, but were partially offset by higher volumes in our Nutrinova business. Net sales changed $38 million for the nine months ended September 30, 2011 as compared to the same period in 2010. Net sales were positively impacted during the nine months ended September 30, 2011 as we experienced modestly higher demand in tow and sorbates and increased pricing across most of our Consumer Specialties product lines.
Operating profit changed $(5) million and $63 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The decrease in operating profit for the three months ended September 30, 2011 is a result of increased raw material and energy costs and increased spending on planned maintenance and reliability efforts. The increase in operating profit for the nine months ended September 30, 2011 is a result of the long-lived asset impairment losses of $72 million incurred during the three months ended March 31, 2010 associated with management’s assessment of the closure of our acetate flake and tow production operations in Spondon, Derby, United Kingdom.

Industrial Specialties

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	in $	2011	2010	in $
	(unaudited)
	(In $ millions, except percentages)
Net sales	332	276	56	951	787	164
Net sales variance
Volume	—%			3%
Price	15%			13%
Currency	5%			4%
Other	—%			—%
Other (charges) gains, net	—	25	(25)	—	25	(25)
Operating profit (loss)	30	50	(20)	83	78	5
Operating margin	9.0%	18.1%		8.7%	9.9%
Earnings (loss) from continuing operations before tax	31	50	(19)	84	78	6
Depreciation and amortization	12	11	1	34	31	3
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
Net sales changed $56 million and $164 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The Industrial Specialties segment continued to benefit from increased global demand for its innovative product offerings and increased pricing for the three and nine months ended September 30, 2011. Higher pricing was attributed to recent pricing actions and improved product mix on increased sales of higher value-added applications. The increased volumes during the nine months ended September 30, 2011 were driven by the benefits of product innovation and continued growth in vinyl emulsion applications as customers replaced oil-based solutions with our vinyl offerings, as well as higher demand for EVA performance polymers.
Operating profit changed $(20) million and $5 million and for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease in operating profit for the three months ended September 30, 2011 is primarily due to $25 million of insurance recoveries recorded during the three months ended September 30, 2010 as a result of periodic cessations of production experienced by our EVA Performance Polymers business in 2009. The increase in operating profit for the nine months ended September 30, 2011 is attributed to higher volumes and increased pricing offset by higher raw material costs and innovation spending, as well as the impact of the one-time insurance recovery in 2010.

Acetyl Intermediates

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2011	2010	in $	2011	2010	in $
	(unaudited)
	(In $ millions, except percentages)
Net sales	975	777	198	2,702	2,283	419
Net sales variance
Volume	(2)%			(4)%
Price	23%			18%
Currency	5%			4%
Other	—%			—%
Other (charges) gains, net	(5)	(1)	(4)	15	(9)	24
Operating profit (loss)	128	81	47	392	149	243
Operating margin	13.1%	10.4%		14.5%	6.5%
Equity in net earnings (loss) of affiliates	1	2	(1)	4	4	—
Earnings (loss) from continuing operations before tax	131	85	46	399	156	243
Depreciation and amortization	25	23	2	75	92	(17)
Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, vinyl acetate monomer (“VAM”), acetic anhydride and acetate esters. These products are generally used as raw materials for colorants, paints, adhesives, coatings, textiles and medicines. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
Acetyl Intermediates’ net sales changed $198 million and $419 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily as a result of higher pricing for all major acetyl derivative product lines. Elevated year-over-year industry utilization due to planned and unplanned production outages across the industry primarily drove the increase in pricing for the three and nine months ended September 30, 2011. Favorable pricing also reflected the recovery of higher raw material costs and robust global demand for acetic acid and our major downstream derivative product lines across all regions for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The increase in net sales for the nine months ended September 30, 2011 was slightly offset by a decrease in volumes due to production turnarounds.
Operating profit changed $47 million and $243 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in operating profit is primarily due to higher sales prices and sustained reductions in plant costs resulting from the 2009 closure of our less advantaged acetic acid and VAM production operations in Pardies, France. Operating profit also increased due to favorable foreign currency impacts and our inventory build as a result of planned production turnarounds completed during the third quarter of 2011.
During the nine months ended September 30, 2011, we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier which was recorded to other charges. These increases to operating profit were only slightly offset by higher variable costs. Higher variable costs were a direct result of price increases in all major raw materials.
Depreciation and amortization for the nine months ended September 30, 2010 includes $20 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.

Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.
The operating loss for Other Activities changed $2 million and $(9) million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Higher selling, general and administrative expenses for the nine months ended September 30, 2011 were primarily due to strategic growth initiatives.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2011 we have $148 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
In January 2011, we signed letters of intent to construct and operate one, and possibly two industrial ethanol production facilities in China. The sites selected were Nanjing, China at the Nanjing Chemical Industrial Park, and Zhuhai, China at the Gaolan Port Economic Zone.  We expect to begin industrial ethanol production within 30 months following project approvals with anticipated initial nameplate capacity of 400,000 tons per year per unit and an initial investment of approximately $300 million per unit.  In June 2011, we announced our plans to accelerate our entry into the industrial ethanol business six to 12 months by modifying and enhancing our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX™ advanced technology. This would add approximately 200,000 tons per year of ethanol production capacity by mid-2013.  In June 2011, we broke ground on a technology development unit for ethanol production at our facility in Clear Lake, Texas, which is expected to be operational by mid-2012.  We also intend to construct a new research and development facility at our Clear Lake site to continue the advancement of our acetyl and TCX™ technologies.
In April 2010, we announced that, through our strategic venture Ibn Sina, we will construct a 50,000 ton per year POM production facility in Saudi Arabia. Our pro rata share of the capital to be invested in the POM expansion is expected to be in the range of $150 million to $180 million. Of our pro rata share, we expect the expansion to be funded primarily by Ibn Sina.
Cash outflows for capital expenditures are expected to be in the range of $350 million to $375 million in 2011, excluding amounts related to the relocation of our Ticona plant in Kelsterbach and capacity expansion in Europe. Per the terms of our agreement with Fraport, we ceased POM operations at our Kelsterbach, Germany facility prior to July 31, 2011. Accordingly, we received the final cash installment of €110 million in June 2011. As the relocation project progressed, we decided to expand the scope of the new production facilities and now expect to spend in excess of total proceeds to be received from Fraport. On September 26, 2011, the Company announced the opening of the new POM production facility in Frankfurt Hoechst Industrial Park, Germany. We anticipate related cash outflows for capital expenditures in 2011 will be €160 million.
In December 2009, we announced plans with China National Tobacco Corporation to expand the acetate flake and tow capacity at the venture’s Nantong facility and in 2010 we received formal approval to expand flake and tow capacities, each by 30,000 tons. Our Chinese acetate ventures fund their operations using operating cash flow. During 2010, we made contributions related to the capacity expansion in Nantong of $12 million and committed to contributions of $17 million in 2011. During the nine months ended September 30, 2011, we contributed $8 million to the Nantong expansion and expect to contribute an additional $9 million in 2012.
As a result of the previously announced closure of our acetate flake and tow manufacturing operations at the Spondon, Derby, United Kingdom site, we expect to record total expenses of $35 million to $45 million, consisting of $20 million for personnel-related exit costs and $20 million of other facility-related shutdown costs such as contract termination costs and accelerated depreciation of fixed assets. We expect that substantially all of the exit costs (except for accelerated depreciation of fixed assets of $15 million) will result in future cash expenditures. Cash outflows are expected to occur through 2012. For the nine months ended September 30, 2011, we recorded exit costs of $3 million related to personnel-related costs, $7 million of accelerated depreciation and $2 million of other plant shutdown costs. We expect the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom to occur during 2012. See Note 3 and Note 13 in the accompanying unaudited interim consolidated financial statements.
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

Cash Flows
Cash and cash equivalents as of September 30, 2011 were $704 million, which is a change of $36 million from December 31, 2010. As of September 30, 2011, $561 million of the $704 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.
• Net Cash Provided by Operating Activities
Cash flow provided by operations changed $118 million for the nine months ended September 30, 2011 as compared to the same period in 2010. Cash flow provided by operations was positively impacted by the increase in earnings from continuing operations as well as lower cash taxes. The increase in cash provided by operations was offset by the impact of increases in trade working capital of $59 million and US pension contributions of $85 million made during the three months ended September 30, 2011.
• Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $85 million for the nine months ended September 30, 2011 as compared to the same period in 2010. During the nine months ended September 30, 2011 we received $158 million from the Frankfurt, Germany Airport related to the relocation of our Kelsterbach, Germany Ticona operations. No such proceeds were received during the same period in 2010. In addition, capital expenditures related to the relocation of our Kelsterbach, Germany Ticona operations during the nine months ended September 30, 2011 were $45 million lower as compared to the same period in 2010. These decreases to cash used were partially offset by an increase in capital expenditures related to property, plant and equipment.
Our cash outflows for capital expenditures were $241 million and $122 million for the nine months ended September 30, 2011 and 2010, respectively. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives.
• Net Cash Used in Financing Activities
Net cash used in financing activities decreased $108 million for the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease in cash used in financing activities is primarily related to lower net borrowings and fewer stock repurchase transactions when compared to the same period in 2010. On May 6, 2011, we completed an offering of $400 million of 5.875% senior unsecured notes due 2021 (the “5.875% Notes”). We used the proceeds from the issuance of the 5.875% Notes and cash on hand to prepay the outstanding balance of $516 million on our Term B loan facility.
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

As of September 30, 2011
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

Our amended first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of September 30, 2011
	Maximum	Estimate	Estimate, If Fully Drawn	Borrowing Capacity
	(unaudited)
				(In $ millions)
First Lien Senior Secured Leverage Ratio	3.90 to 1.00	1.06 to 1.00	1.49 to 1.00	600
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

We are in compliance with all of the covenants related to our debt agreements as of September 30, 2011.
Share Capital

We have a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of Series A common stock, par value $0.0001 per share. On April 25, 2011, we announced that our Board of Directors approved a 20% increase in the Celanese quarterly Series A common stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.05 to $0.06 per share of Series A common stock on a quarterly basis, which equates to $0.20 to $0.24 per share of Series A common stock annually. The new dividend rate is applicable to dividends payable beginning in August 2011. On October 7, 2011, we declared a cash dividend of $0.06 per share on our Series A common stock amounting to $9 million. The cash dividends are for the period from August 1, 2011 to October 31, 2011 and will be paid on November 1, 2011 to holders of record as of October 17, 2011.
Our Board of Directors authorized the repurchase of our Common Stock as follows:

Date of Board Authorization	Authorization Amount
(unaudited)
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of September 30, 2011	629
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Nine Months Ended September 30,		Total From February 2008 Through
	2011	2010	September 30, 2011
	(unaudited)
Shares repurchased	591,356	1,473,492	12,022,148
Average purchase price per share	$47.37	27.82	$37.74
Amount spent on repurchased shares (in millions)	$28	41	$454

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2011, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 1A. Risk Factors
Except as set forth in our periodic filings we make with the SEC, there have been no material changes to the risk factors under Part I, Item 1A of our 2010 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
(unaudited)
July 1-31, 2011	295	(1)	$53.87	—	$190,000,000
August 1-31, 2011	317,603		$47.23	317,603	$175,000,000
September 1-30, 2011	—		$—	—	$175,000,000
Total	317,898			317,603
_______________________________________

(1)	Relate to shares employees have elected to have withheld to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)
Our Board of Directors authorized the repurchase of our Common Stock as follows: February 2008, $400 million, October 2008, $100 million and April 2011, $129 million, for a total authorization of $629 million.  These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased, and the program does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).
3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).
10.1	2011 Form of Performance-Vesting Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).
10.2	2011 Form of Time-Vesting Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).
10.3	2011 Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).
10.4	Restrictive Covenant Agreement, dated September 7, 2011, with James S. Alder (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).
10.5
Form of Amendment No. 1 to 2010 Form of Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (filed herewith).

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
Date: October 26, 2011

By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Senior Vice President and
Chief Financial Officer
Date: October 26, 2011