Form 10-K
period 2011-12-31
Celanese CORP
filed 2012-02-10
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant’s Series A Common Stock held by non-affiliates as of June 30, 2011 (the last business day of the registrants’ most recently completed second fiscal quarter) was $8,288,317,767.
The number of outstanding shares of the registrant’s Series A Common Stock, $0.0001 par value, as of February 3, 2012 was 156,661,475.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement relating to the 2012 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2011

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K (“Annual Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”), and incorporated herein by reference, are forward-looking in nature as defined in Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” "plan," “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements that relate to such matters as planned and expected capacity increases and utilization; anticipated capital spending; environmental matters; legal proceedings; exposure to, and effects of hedging of raw material and energy costs and foreign currencies; interest rate fluctuations; global and regional economic, political, and business conditions; expectations, strategies, and plans for individual assets and products, business segments, as well as for the whole Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets and integration of acquired businesses.
Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above. Any or all of the forward-looking statements included in this Annual Report and in any other materials incorporated by reference herein may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, in some cases based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Annual Report, such as those discussed in Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those anticipated by us.
All forward-looking statements made in this Annual Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Annual Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above or in Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below, including factors unknown to us and factors known to us which we have determined not to be material, could also adversely affect us.

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
Overview
Celanese is a global technology and specialty materials company that engineers and manufactures a wide variety of products essential to everyday living. As a recognized innovator in product and process technology in the chemicals industry, we help to create applications that meet the needs of our customers worldwide. We are one of the world's largest producers of acetyl products, which are intermediate chemicals for nearly all major industries. We are also a leading global producer of high performance engineered polymers that are used in a variety of high-value applications.
Our highly-diversified product portfolio serves a broad range of end-use applications including paints and coatings, textiles, automotive applications, consumer and medical applications, performance industrial applications, filter media, paper and packaging, chemical additives, construction, consumer and industrial adhesives, and food and beverage applications. Serving a diverse global customer base, our products hold leading global positions in the major product industries that we serve, supported by our large global production capacity, operating efficiencies, proprietary production technology and competitive cost structures.
Celanese's history began in 1918, the year that its predecessor company, The American Cellulose & Chemical Manufacturing Company, was incorporated. The company, which manufactured cellulose acetate, was founded by Swiss brothers Drs. Camille and Henri Dreyfus. Since that time, Celanese has transformed into a leading global chemical company. The current Celanese was incorporated in 2005 under the laws of the State of Delaware and is a US-based public company traded on the NYSE under the ticker symbol CE.
Based in Dallas, Texas, our operations are primarily located in North America, Europe and Asia and consist of 27 global production facilities, and an additional 8 strategic affiliate production facilities. As of December 31, 2011, we employed approximately 7,600 people worldwide.
Business Segment Overview
We operate principally through four business segments: Advanced Engineered Materials, Consumer Specialties, Industrial Specialties and Acetyl Intermediates. See Note 25 to the accompanying consolidated financial statements for further details on our business segments. The table below illustrates each business segment’s net sales to external customers for the year ended December 31, 2011, as well as each business segment’s major products and end-use applications.

Advanced
	Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates

(In $ millions)
2011 Net Sales(1)	1,298	1,158	1,223	3,083

Key Products
•  Polyoxymethylene (“POM”)
•  GUR® ultra-high molecular weight polyethylene
•  Polybutylene terephthalate (“PBT”)
•  Long-fiber reinforced thermoplastics (“LFT”)
•  Liquid crystal polymers (“LCP”)
•  Polyethylene terephthalate (“PET”)
• Polycyclohexylene-dimethylene terephthalate (“PCT”)
		• Acetate tow • Acetate flake • Sunett® sweetener • Sorbates	• Conventional emulsions • Vinyl acetate ethylene emulsions (“VAE”) • Ethylene vinyl acetate (“EVA”) resins and compounds • Low-density polyethylene resins (“LDPE”)	• Acetic acid • Vinyl acetate monomer (“VAM”) • Acetic anhydride • Acetaldehyde • Ethyl acetate • Formaldehyde • Butyl acetate

Major End-Use Applications	• Fuel system components • Automotive safety systems • Conveyor belts • Battery separators • Electronics • Appliances • Filtrations • Medical Devices • Telecommunications	• Filter products • Beverages • Confections • Baked goods	• Paints • Coatings • Adhesives • Textiles • Paper finishing • Flexible packaging • Lamination products • Photovoltaic cell systems • Medical tubing • Automotive parts	• Paints • Coatings • Adhesives • Lubricants • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Esters • Solvents
___________________________

(1)
Consolidated net sales of $6,763 million for the year ended December 31, 2011 also includes $1 million in net sales from Other Activities, which is attributable to our captive insurance companies. Net sales for Acetyl Intermediates and Consumer Specialties exclude inter-segment sales of $468 million and $3 million, respectively, for the year ended December 31, 2011.

Business Strategy
Our strategic foundation is based on three pillars to deliver growth and create sustainable value: Business Focus, Strategic Growth Levers and Strategic Results.
Business Focus to Generate Long-Term Earnings Growth
We focus on businesses where we have a clear, sustainable and competitive advantage to generate long-term earnings growth. We continue to optimize our business portfolio to achieve industry, cost and technology leadership while expanding our product mix into higher value-added products.
Strategic Growth Levers for Value Creation
We expect to accelerate earnings growth, further strengthen our businesses and increase stockholder value through premier execution of our key strategic growth levers:

•
Geographic Growth - Celanese is poised for future earnings growth through its geographically-balanced global footprint. Our global presence is aligned with the current and expected growth of our customers and provides flexible access to key feedstocks. We have established a strong presence and manufacturing base in Asia, one of the world's fastest growing regions. Our integrated chemical complex in Nanjing, China, the largest integrated acetyls complex in the world, serves as a foundation for our expansion in Asia and supports the region's increasing demand. We are also capturing growth with our established positions in North America and Europe, while pursuing growth opportunities in other emerging regions such as India, Indonesia and Brazil.

We own or lease 27 production facilities throughout the world. Our infrastructure of manufacturing plants, terminals, warehouses and sales offices provides us with a competitive advantage in anticipating and meeting the needs of our global and local customers in well-established and growing industries, while our geographic diversity reduces the potential impact of volatility in any individual country or region. Additionally, our equity and cost investments represent an important component of our strategy for expanding our global reach, providing our core businesses with a significant presence in Asia and the Middle East.
Due to our geographic breadth, our net sales are balanced across the global regions. For the year ended December 31, 2011, 27% of our net sales were to customers located in North America, 41% to customers in Europe and Africa, 29% to customers in Asia-Pacific and 3% to customers in South America.

•
Innovation - Our innovation efforts are focused on creating value and finding solutions for our customers through new technologies, new applications and platforms, alternative raw materials and new market channels. These efforts bolster our earnings potential and drive technology leadership in our products and processes. For example, our Advanced Engineered Materials business has industry-leading polymer technologies used in high performance applications and our Industrial Specialties business provides attractive economic solutions for environmentally-sensitive low-VOC applications, including paints, coatings and adhesives. Our Acetyl Intermediates business uses industry-leading proprietary and licensed technologies, including our AOPlus®, AOPlus®2 and AOPlus®3 technologies for acetic acid production and VAntage®, VAntage Plus™, and VAntage®2 technologies for VAM production. Innovation opportunities in our Consumer Specialties business are focused on product and end-use diversification and build off of our core foundation of acetylation chemistry, fiber processing and food chemistry. In 2010, we introduced our innovative Celanese TCX® ethanol process technology which is expected to help meet the world's increasing need for low cost liquid fuels. Using basic hydrocarbons - not food crops - as feedstock, the innovative Celanese TCX® process technology is built on our industry-leading acetyl platform and integrates new proprietary technologies.

•
Productivity - Through ongoing productivity efforts in all of our businesses and functions, we continually pursue opportunities to increase value, improve our competitive cost structures and deliver sustainable productivity improvement. Sources of productivity include improving yields, reducing energy consumption and reducing fixed manufacturing and selling, general and administrative costs. Each year, we generate productivity from hundreds of projects across our global operations to strengthen our operating leverage advantage and deliver cost improvements to offset fixed cost inflation. Recent examples of successful projects include consolidation of our North American and European financial shared services functions, an energy reduction program at our facility in Clear Lake, Texas and a manufacturing optimization project at our Lanaken, Belgium facility. We have a relentless focus on operational excellence, and these efforts allow us to offset inflation, improve operating performance and reinvest in our business.

•
Portfolio Enhancements - We continually pursue and execute value-creating portfolio enhancements that meet our investment criteria and strengthen our technology-focused and specialty materials businesses. During the last 10 years, we have executed acquisitions and divestitures to broaden our portfolio and access new technology, products and markets. These portfolio enhancements have led to the unique portfolio of leading global businesses we enjoy today. Recent portfolio enhancements include our acquisition of the LFT business of FACT GmbH (Future Advanced Composites Technology) (“FACT”), as well as the Zenite® LCP and Thermx® PCT product lines from DuPont Performance Polymers in 2009 and 2010, respectively, to support growth in our Advanced Engineered Materials business. In 2010, we also announced our plans to invest in a new POM facility through our 25%-owned National Methanol Company (“Ibn Sina”) venture in Saudi Arabia to strengthen our specialty materials portfolio. In 2012, we acquired the Vinac® and Flexbond® product lines from Ashland Inc. which will support the strategic growth of our Industrial Specialties Emulsions business.

Delivering Strategic Results with an Advantaged Portfolio
We have created a unique portfolio of technology and specialty materials businesses that will enable Celanese to deliver strategic results. Our advantaged portfolio is well positioned to drive sustained earnings growth of 10 to 15% per year, higher relative margins, lower earnings volatility and return on invested capital which exceeds our weighted average cost of capital.
Business Segments
Advanced Engineered Materials
Our Advanced Engineered Materials segment uses advanced polymer technology to produce a broad portfolio of high performance specialty polymers used in a wide spectrum of applications, including automotive, medical and electronics products, as well as other consumer and industrial applications. As a performance-driven solutions provider, Advanced Engineered Materials maintains its competitive advantage with leading technical and application expertise that enables innovation and new product development in concert with its customers. By focusing on new application development for its product lines, it often creates custom formulations to satisfy the technical and processing requirements of its customers' applications. With a strong specification position, Advanced Engineered Materials is able to build upon its differentiated polymer processing and material capability to create sustainable value for its high performance polymers. This segment also includes four strategic affiliates that complement our global reach, allow us to capture growth opportunities in emerging economies and position us as a leading participant in the global specialty polymers industry.
Advanced Engineered Materials' specialty polymers have chemical and physical properties that enable them to perform in a variety of conditions. These include enduring elevated temperatures, resisting adverse chemical interactions with solvents and withstanding deformation. POM, PBT and LFT are used in a broad range of performance-demanding applications including automotive components, medical devices, electronics, appliances and industrial applications. GUR® ultra-high molecular weight polyethylene is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end uses for LCP are electrical and electronics applications or products. These value-added applications in diverse end-uses support the business' global growth trends.
Value-in-use pricing for most of these products, particularly specialized product grades for targeted applications, generally reflect the value added in complex polymer chemistry, precision formulation and compounding, and the extensive application development services provided.
Advanced Engineered Materials has polymerization, compounding and research and technology centers in Germany, Brazil, China and the United States. In 2010, we announced the extension of our Ibn Sina strategic venture, which includes the construction of a new 50,000 ton POM manufacturing facility in Saudi Arabia. Engineering on the facility began in 2010. In 2011, we opened a state-of-the art POM production facility in Frankfurt Hoechst Industrial Park, Germany. This new POM facility, the world's largest, strengthens our Advanced Engineered Materials segment and is expected to meet the increased global demand for innovative specialty solutions in polymer-based products.

•	Key Products
POM. Polyoxymethylene, also commonly known as polyacetal in the chemical industry, is sold by Advanced Engineered Materials under the trademarks Celcon® and Hostaform®. POM is used for mechanical parts in automotive applications, including door locks and seat belt mechanisms, and in electrical, medical and consumer applications such as drug delivery systems and gears for large appliances. POM and other engineering resins are manufactured in the Asia-Pacific region by Polyplastics Co., Ltd., our 45%-owned strategic venture (“Polyplastics”), and Korea Engineering Plastics Co., Ltd., our 50%-owned strategic venture (“KEPCO”).

The primary raw material for POM is formaldehyde, which is manufactured from methanol. Advanced Engineered Materials purchases formaldehyde in the United States from our Acetyl Intermediates segment and manufactures formaldehyde in Europe from purchased methanol.
Ultra-high molecular weight polyethylene. Our ultra-high molecular weight polyethylene products, sold under the trademark GUR®, are highly engineered materials designed for heavy-duty industrial and automotive applications. They are used in items such as industrial conveyor belts, car battery separator panels, as well as specialty medical and consumer applications, such as sports prostheses and equipment. GUR® micro powder grades are used for high-performance filters, membranes, diagnostic devices, coatings and additives for thermoplastics and elastomers. High tenacity fibers based on GUR® ultra-high molecular weight polyethylene are also used in protective ballistic applications. The primary raw material for GUR® ultra-high molecular weight polyethylene is ethylene.
Polyesters. Our products include a series of thermoplastic polyesters including Celanex® PBT, Celanex® PET, Thermx® PCT and Vandar®, as well as Riteflex®, a thermoplastic polyester elastomer. They are used in a wide variety of automotive, electrical and consumer applications, including ignition system parts, radiator grilles, electrical switches, appliance and sensor housings, light emitting diodes (“LEDs”) and technical fibers.
LCP. Liquid crystal polymers, such as Vectra® and Zenite®, are primarily used in electrical and electronics applications for precision parts with thin walls and complex shapes. They are also used in high heat cookware applications. Raw materials for LCP include acetic anhydride, which is sourced from our Acetyl Intermediates segment, and monomers such as hydroxybenzoic acid, which is widely available.
LFT. Celstran® and Compel® are long-fiber reinforced thermoplastics that impart extra strength and stiffness, making them more suitable for larger parts than conventional thermoplastics. Both products are used in automotive, transportation and industrial applications, such as instrument panels, consoles and front end modules. The primary raw materials for LFT include polypropylene and a variety of fibers such as glass, stainless steel and carbon.

•	Geographic Regions
The following table illustrates the destination of the net sales of the Advanced Engineered Materials segment by geographic region.
Net Sales to External Customers by Destination — Advanced Engineered Materials

	Year Ended December 31,
	2011		2010		2009
	$	% of Segment	$	% of Segment	$	% of Segment
		(In millions, except percentages)
North America	438	34	384	34	285	35
Europe and Africa	622	48	530	48	403	50
Asia-Pacific	191	15	152	14	82	10
South America	47	3	43	4	38	5
Total	1,298		1,109		808

•	Customers
Advanced Engineered Materials' principal customers are consumer product manufacturers and suppliers to the automotive industry that primarily produce engineered products. By collaborating with its customers, Advanced Engineered Materials assists in developing and improving specialized applications and systems. Advanced Engineered Materials has long-standing relationships with most of its major customers. In addition, it uses distributors for its major products, as well as a number of electronic marketplaces to reach a larger customer base. Contracts with customers for most Advanced Engineered Materials products typically have a term of one to two years.
Advanced Engineered Materials' sales in Asia are made directly and through distributors, including its strategic affiliates. These affiliates, Polyplastics, KEPCO and Fortron Industries LLC, our 50%-owned strategic venture with Kureha Corporation of Japan (“Fortron”), are accounted for under the equity method of accounting and therefore not included in Advanced Engineered Materials' consolidated net sales. If Advanced Engineered Materials' portion of the sales made by these strategic affiliates were included in the table above, the percentage of sales sold in Asia-Pacific would be substantially higher. A number of Advanced

Engineered Materials' POM customers, particularly in the appliance, electrical components and certain sections of the electronics/telecommunications fields, have moved tooling and molding operations to Asia, particularly southern China. In addition to our Advanced Engineered Materials strategic affiliates, we directly service Asian demand by offering our customers global solutions.

•	Competition
Advanced Engineered Materials' principal competitors include BASF AG, E.I. DuPont de Nemours and Company, DSM N.V., SABIC Innovative Plastics and Solvay S.A. Other regional competitors include Asahi Kasei Corporation, Mitsubishi Gas Chemical Company, Inc., Chevron Phillips Chemical Company, L.P., Braskem S.A., Lanxess AG, Teijin, Sumitomo Corporation and Toray Industries Inc.
Consumer Specialties
The Consumer Specialties segment includes our Acetate Products and Nutrinova businesses, which serve consumer-driven applications. These businesses deliver growth primarily through manufacturing productivity, geographic expansions and targeting high value opportunities in diverse applications, and generally are not dependent on gross domestic product.
Our Acetate Products business is a leading producer and supplier of cellulose acetate flake, film and tow, primarily used in filter products applications. We also hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over two decades and has driven successful growth in our Acetate business.
Acetate Products has production sites in the United States, Mexico, the United Kingdom and Belgium, along with its three acetate ventures in China. During 2010, we announced the shutdown of our acetate tow and flake manufacturing operations at our Spondon, Derby, United Kingdom site. We will continue to operate our Clarifoil® film manufacturing operations at this facility.
Our Nutrinova business is a leading international supplier of premium quality ingredients for the food, beverage and pharmaceutical industry. The company produces and sells Sunett® (acesulfame potassium), a high intensity sweetener. It is also one of the world's largest producers of food protection ingredients, such as sorbates and sorbic acid. Nutrinova's expertise is based on its more than sixty years of experience in developing and marketing specialty ingredients to the food and beverage and pharmaceutical industries. While this business has traditionally focused on providing low calorie sweeteners in the beverage industry, it continues to target high value opportunities in more diverse applications such as oral hygiene, pharmaceuticals, dairy and cereals.
Nutrinova has a production facility in Germany, with sales and distribution facilities in all major regions of the world.

•	Key Products
Acetate flake and tow. Acetate tow is a fiber used primarily in cigarette filters. In order to produce acetate tow, we first produce acetate flake by processing wood pulp with acetic acid and acetic anhydride. Wood pulp generally comes from reforested trees and is purchased externally from a variety of sources, and acetic anhydride is an intermediate chemical that we produce from acetic acid. The acetate flake is then further processed into acetate tow.
Sales of acetate tow amounted to 14%, 15% and 16% of our consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively.
Sunett® sweetener. Acesulfame potassium, a high intensity sweetener sold under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® sweetener is the ideal blending partner for caloric and non-caloric sweeteners and is known for its consistent product quality and reliable supply.
Food protection ingredients. Nutrinova's food protection ingredients are mainly used in foods, beverages and personal care products. The primary raw materials for these products are ketene and crotonaldehyde. Sorbates pricing is extremely sensitive to demand and industry capacity and is not necessarily dependent on the prices of raw materials.

•	Geographic Regions
The following table illustrates the destination of the net sales of the Consumer Specialties segment by geographic region.
Net Sales to External Customers by Destination — Consumer Specialties

	Year Ended December 31,
	2011			2010			2009
	$		% of Segment	$		% of Segment	$		% of Segment
	(In millions, except percentages)
North America	180		16	186		17	176		16
Europe and Africa	459		40	448		41	452		42
Asia-Pacific	457		39	394		36	402		37
South America	63		5	61		6	48		5
Total	1,158	(1)		1,089	(1)		1,078	(1)
___________________________

(1)	Excludes inter-segment sales of $3 million, $9 million and $6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•	Customers
Acetate tow is sold principally to the major tobacco companies that account for a majority of worldwide cigarette production. Contracts with most of our customers are generally entered into on an annual basis.
Customers of Clarifoil® include printers, carton manufacturers, retailers, packaging buyers, publishers and designers.
Nutrinova primarily sells Sunett® sweetener to a limited number of large multinational and regional customers in the beverage and food industry under long-term and annual contracts. Nutrinova sells food protection ingredients primarily through regional distributors to small and medium sized customers and directly to large multinational customers in the food industry.

•	Competition
Acetate Products’ principal competitors include Daicel Chemical Industries Ltd., Eastman Chemical Corporation and Solvay S.A.
The principal competitors for Nutrinova’s Sunett® sweetener are The NutraSweet Company, Ajinomoto Co., Inc., Tate & Lyle PLC and several Chinese manufacturers. In sorbates, Nutrinova competes with Nantong AA, Daicel Chemical Industries Ltd. and other Chinese manufacturers.
Industrial Specialties
The Industrial Specialties segment, which includes the Emulsions and EVA Performance Polymers businesses, is active in every major global industrial sector and serves diverse industrial and consumer end-use applications. These include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including solar cells and medical applications.
The Emulsions business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The business has manufacturing facilities in major global regions and is supported by expert technical service regionally. Celanese emulsion products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, BriteCoatTM, TufCORTM and AvicorTM. The Emulsions business has production sites in the United States, Canada, China, Spain, Sweden, the Netherlands and Germany.
EVA Performance Polymers is a leading North American manufacturer of a full range of low-density polyethylene and specialty EVA resins and compounds. Sold under the Ateva® and VitalDoseTM brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells. EVA Performance Polymers has a production facility in Edmonton, Alberta, Canada.

The Industrial Specialties segment builds on our leading acetyls technology. Our Acetyl Intermediates segment produces VAM, a primary raw material for our Emulsions and EVA Performance Polymers businesses. Ethylene, another key raw material, is purchased externally from a variety of sources.
Our Industrial Specialties businesses have experienced significant growth in Asia, and we have made investments to support continued growth in the region. In 2008, we began emulsions production at our integrated chemical complex in Nanjing, China and in 2011, we doubled the VAE capacity to meet the increased global demand for innovative specialty solutions in vinyl-based emulsions. EVA Performance Polymers increased capacity at its manufacturing facility in Edmonton, Alberta, Canada by 15% for our higher vinyl acetate content EVA grades in order to serve the growing Asia region.
In addition to geographic growth, the businesses are focused on innovation efforts to increase value. The segment has successfully launched new innovative products and technologies in non-traditional applications such as medical, carpet, textiles and paper.
Our polyvinyl alcohol (“PVOH”) business was included in our Industrial Specialties segment until it was sold in July 2009 to Sekisui Chemical Co. Ltd. for a net cash purchase price of $168 million.

•	Key Products
Our Emulsions business produces conventional vinyl-and acrylate-based emulsions and VAE. Emulsions are made from VAM, ethylene, acrylate esters and styrene. VAE is a key component of water-based architectural coatings, adhesives, non-wovens, textiles, glass fiber and other applications.
EVA Performance Polymers produces low-density polyethylene and EVA resins and compounds. EVA resins and compounds are produced in high-pressure reactors from ethylene and VAM.

•	Geographic Regions
The following table illustrates the destination of the net sales of the Industrial Specialties segment by geographic region.
Net Sales to External Customers by Destination — Industrial Specialties

	Year Ended December 31,
	2011		2010		2009
	$	% of Segment	$	% of Segment	$	% of Segment
	(in millions, except percentages)
North America	492	40	450	43	382	39
Europe and Africa	550	45	481	47	504	52
Asia-Pacific	169	14	97	9	78	8
South America	12	1	8	1	10	1
Total	1,223		1,036		974

•	Customers
Industrial Specialties' products are sold to a diverse group of regional and multinational customers. Customers for emulsions products are manufacturers of water-based paints and coatings, adhesives, paper, building and construction products, glass fiber, non-wovens and textiles. Customers for EVA Performance Polymers products are engaged in the manufacture of a variety of products, including hot melt adhesives, automotive components, solar energy products, thermal laminations, flexible and food packaging materials, medical packaging and controlled-release medical devices.

•	Competition
Principal competitors for the Emulsions business include The Dow Chemical Company, BASF AG, Dairen Chemical, Wacker Chemie AG and several smaller regional manufacturers.
Principal competitors for the EVA Performance Polymers business include E.I. DuPont de Nemours and Company, ExxonMobil Chemical, Arkema and several Asian manufacturers.

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
As an industry leader, Acetyl Intermediates has built on its leading technology, an advantaged feedstock position and attractive competitive position to drive growth. With decades of experience, advanced proprietary process technology and favorable production costs, we are a leading global producer of acetic acid and VAM. Our production of acetyl products employs our leading proprietary and licensed technologies, including AOPlus®, AOPlus®2 and AOPlus®3 technologies for the production of acetic acid and VAntage®, VAntagePlusTM and VAntage®2 VAM technologies. Our technology is expected to enhance production efficiency and lower operating costs. AOPlus®3 technology, introduced in 2011, extends our historical technology advantage and enables us to construct a greenfield acetic acid facility with a capacity of 1.8 million tons at a lower capital cost. VAntage®2 technology, also introduced in 2011, could increase VAM capacity by 50% to meet growing customer demand globally. We believe our production technology is among the lowest cost in the industry and provides us with global growth opportunities through low cost expansions and a cost advantage over our competitors. Acetyl Intermediates has production sites in the United States, China, Mexico, Singapore, Spain, France and Germany. As of December 31, 2009, we ceased acetic acid and VAM production at our Pardies, France location.
In November 2010, we announced our newly developed advanced technology to produce ethanol. Celanese TCX® ethanol process technology was developed to supply current and prospective customers with ethanol for industrial purposes and for other potential uses. Industrial ethanol is used in chemical and industrial applications for the manufacture of paints, coatings, inks and pharmaceuticals. This innovative, new process combines our proprietary and leading acetyl platform with highly advanced manufacturing technology to produce ethanol from hydrocarbon-sourced feedstocks.
In 2011, we began construction of a technology advancement unit for ethanol production at our facility in Clear Lake, Texas, which is expected to be operational in 2012, and will allow us to continue the advancement of our acetyl and TCX® technologies. In addition, we plan to modify and enhance our existing integrated acetyl facility in Nanjing, China, with our TCX® advanced technology. The modifications would add approximately 200,000 tons of ethanol production capacity by mid-2013, pending approvals. We also intend to construct one, and possibly two, industrial ethanol complexes in China, following necessary approvals, that use Celanese TCX® ethanol process technology to help supply applications for the fast-growing Asia region.

•	Key Products
Acetyl Products. Acetyl products include acetic acid, VAM, acetic anhydride and acetaldehyde. Acetic acid is primarily used to manufacture VAM, purified terephthalic acid and other acetyl derivatives. VAM is used in a variety of adhesives, paints, films, coatings and textiles. Acetic anhydride is a raw material used in the production of cellulose acetate, detergents and pharmaceuticals. Acetaldehyde is a major feedstock for the production of a variety of derivatives, such as pyridines, which are used in agricultural products. We manufacture acetic acid, VAM and acetic anhydride for our own use, as well as for sale to third parties.
Acetic acid and VAM, our basic acetyl intermediates products, are impacted by global supply and demand fundamentals and are cyclical in nature. The principal raw materials in these products are: carbon monoxide, which we generally purchase under long-term contracts; methanol, which we generally purchase under long-term and short-term contracts; and ethylene, which we purchase from numerous sources. With the exception of carbon monoxide, methanol and ethylene are commodity products available from a wide variety of sources.
Sales from acetyl products amounted to 34% of our consolidated net sales for each of the years ended December 31, 2011, 2010 and 2009.
Solvents and Derivatives. We manufacture a variety of solvents, formaldehyde and other chemicals, which in turn are used in the manufacture of paints, coatings, adhesives and other products. Many solvents and derivatives products are derived from our production of acetic acid. Primary products are:

•	Ethyl acetate, an acetate ester that is a solvent used in coatings, inks and adhesives and in the manufacture of photographic films and coated papers;

•	Butyl acetate, an acetate ester that is a solvent used in inks, pharmaceuticals and perfume;

•
Formaldehyde, paraformaldehyde and formcels, which are primarily used to produce adhesive resins for plywood, particle board, coatings, POM engineering resins and a compound used in making polyurethane; and

•	Other chemicals, such as crotonaldehyde, which are used by the Nutrinova business for the production of sorbates, as well as raw materials for the fragrance and food ingredients industry.
Sales from solvents and derivatives products amounted to 12%, 11% and 10% of our consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

•	Geographic Regions
The following table illustrates net sales by destination of the Acetyl Intermediates segment by geographic region.
Net Sales to External Customers by Destination — Acetyl Intermediates

	Year Ended December 31,
	2011			2010			2009
	$		% of Segment	$		% of Segment	$		% of Segment
	(In millions, except percentages)
North America	717		23	654		24	501		22
Europe and Africa	1,110		36	897		34	771		35
Asia-Pacific	1,166		38	1,046		39	884		40
South America	90		3	85		3	64		3
Total	3,083	(1)		2,682	(1)		2,220	(1)
___________________________

(1)	Excludes inter-segment sales of $468 million, $400 million and $383 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•	Customers
Acetyl Intermediates markets its products both directly to customers and through distributors. Acetic acid, VAM and acetic anhydride are global businesses which have several large customers. Generally, we supply these global customers under multi-year contracts. Acetic acid, VAM and acetic anhydride customers produce polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers, pharmaceuticals, cellulose acetate and textiles. We have long-standing relationships with most of these customers.
Solvents and derivatives are sold to a diverse group of regional and multinational customers under multi-year contracts and on the basis of long-standing relationships. Solvents and derivatives customers are primarily engaged in the production of paints, coatings and adhesives. We manufacture formaldehyde for our own use as well as for sale to a few regional customers that include manufacturers in the wood products and chemical derivatives industries. The sale of formaldehyde is based on long- and short-term agreements. Specialty solvents are sold globally to a wide variety of customers, primarily in the coatings and resins and the specialty products industries. These products serve global regions in the synthetic lubricant, agrochemical, rubber processing and other specialty chemical areas.

•	Competition
Our principal competitors in the Acetyl Intermediates segment include Atofina S.A., BASF AG, BP PLC, Chang Chun Petrochemical Co., Ltd., Daicel Chemical Industries Ltd., The Dow Chemical Company, Eastman Chemical Corporation, E.I. DuPont de Nemours and Company, LyondellBasell Industries, Nippon Gohsei, Perstorp Inc., Jiangsu Sopo Corporation (Group) Ltd., Showa Denko K.K., Kuraray Co. Ltd. and other Chinese producers.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing activities, and our captive insurance companies. Our two wholly-owned captive insurance companies are a key component of our global risk management program, as well as a form of self-insurance for our liability and workers compensation risks. The captive insurance companies issue insurance policies to our subsidiaries to provide consistent coverage amid fluctuating costs in the insurance market and to lower long-term insurance costs through the reduction of certain regulatory fees and expenses. The captive insurance companies retain risk at levels approved by management and obtain reinsurance coverage from third parties to limit the net risk retained. One of the captive insurance companies also insures certain third-party risks.
Strategic Affiliates
Our strategic affiliates represent an important component of our strategy for accelerated growth and global expansion. We have a substantial portfolio of ventures in various regions, including Asia-Pacific, North America, the Middle East and Europe. These ventures, some of which date back as far as the 1960s, have sizeable operations and are significant within their industries.
Our strategic affiliates have similar growth patterns and business models as our core businesses. With shared characteristics such as products, applications, and manufacturing technology, these strategic affiliates complement and extend our technology and specialty materials portfolio. We have historically entered into these investments to gain access to local demand, minimize costs and accelerate growth in areas we believe have significant future business potential. Depending on the level of investment and other factors, we account for our strategic ventures using either the equity method or cost method of accounting.
Our strategic affiliates contribute substantial sales, earnings and cash flows. During the year ended December 31, 2011, our equity affiliates generated combined sales of $5 billion, resulting in Celanese recording $192 million of equity in net earnings of affiliates in the accompanying financial statements for the year ended December 31, 2011.
Our key strategic affiliates as of December 31, 2011 are as follows:

	Location	Ownership	Partner(s)	Year Entered
Equity Method Investments
Advanced Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation (“SABIC”)/ Texas Eastern Arabian Corporation Ltd.	1981
Korea Engineering Plastics Co., Ltd	South Korea	50%	Mitsubishi Gas Chemical Company, Inc./Mitsubishi Corporation	1999
Polyplastics Co., Ltd.	Japan	45%	Daicel Chemical Industries Ltd.	1964
Fortron Industries LLC	US	50%	Kureha Corporation	1992
Cost Method Investments
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	China National Tobacco Corporation	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation	1993
National Methanol Company (Ibn Sina). Founded in 1981, National Methanol Company represents approximately 2% of the world's methanol production capacity and is one of the world's largest producers of methyl tertiary-butyl ether (MTBE), a gasoline additive. Its production facilities are located in Saudi Arabia. We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Company, a 50%/50% joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns a 25% interest). The remaining 50% interest in Ibn Sina is held by the Saudi Basic Industries Corporation (“SABIC”). SABIC is responsible for all product marketing. Because methanol is a key feedstock for POM production, we enjoy an advantaged position through our Ibn Sina venture that mitigates the impact of raw material and energy volatility.
In April 2010, we announced that the term of the Ibn Sina agreement was extended until 2032 and that the joint venture will construct a 50,000 ton POM production facility in Saudi Arabia. The new facility will supply POM to support Advanced Engineered Materials' accelerated future growth plans as well as our venture partners' regional business development. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC's economic interest will remain unchanged.

Korea Engineering Plastics Co., Ltd.  Founded in 1987, KEPCO is the leading producer of POM in South Korea. KEPCO is a venture between Celanese's Ticona business (50%), Mitsubishi Gas Chemical Company, Inc. (40%) and Mitsubishi Corporation (10%). KEPCO has polyacetal production facilities in Ulsan, South Korea, compounding facilities for PBT and nylon in Pyongtaek, South Korea, and participates with Polyplastics and Mitsubishi Gas Chemical Company, Inc. in a world-scale POM facility in Nantong, China.
Polyplastics Co., Ltd.  Polyplastics is a leading supplier of engineered plastics in the Asia-Pacific region and is a venture between Daicel Chemical Industries Ltd., Japan (55%), and Celanese's Ticona business (45%). Established in 1964, Polyplastics is a producer and marketer of POM and LCP in the Asia-Pacific region, with principal production facilities located in Japan, Taiwan, Malaysia and China.
Fortron Industries LLC. Fortron is a leading global producer of polyphenylene sulfide (“PPS”), sold under the Fortron® brand, which is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance. Established in 1992, Fortron is a limited liability company whose members are Ticona Fortron Inc. (50% ownership and a wholly-owned subsidiary of CNA Holdings, LLC) and Kureha Corporation (50% ownership and a wholly-owned subsidiary of Kureha Chemical Industry Co., Ltd. of Japan). Fortron's facility is located in Wilmington, North Carolina. This venture combines the sales, marketing, distribution, compounding and manufacturing expertise of Celanese with the PPS polymer technology expertise of Kureha.
China acetate strategic ventures. We hold an approximate 30% ownership interest in three separate acetate production ventures in China. These include the Nantong Cellulose Fibers Co. Ltd., Kunming Cellulose Fibers Co. Ltd. and Zhuhai Cellulose Fibers Co. Ltd. The China National Tobacco Corporation, the Chinese state-owned tobacco entity, controls the remaining ownership interest in each of these ventures.
With an estimated 30% share of the world's cigarette production and consumption, China is the world's largest and fastest growing area for acetate tow products according to the 2009 Stanford Research Institute International Chemical Economics Handbook. Combined, these ventures are a leader in Chinese domestic acetate production and are well positioned to supply Chinese cigarette producers.
In December 2009, we announced plans with China National Tobacco to expand our acetate flake and tow capacity at our venture's Nantong facility and we received formal approval for the expansions, each by 30,000 tons, during 2010. Since their inception in 1986, the China acetate ventures have completed 12 expansions, leading to earnings growth and increased dividends.
Our Chinese acetate ventures fund their operations using operating cash flow. During 2011, we made contributions of $8 million related to the capacity expansions in Nantong and have committed contributions of $9 million in 2012. In 2010, we made contributions of $12 million.
Our Chinese acetate ventures pay a dividend in the second quarter of each fiscal year, based on the ventures' performance for the preceding year. In 2011, 2010 and 2009, we received cash dividends of $78 million, $71 million and $56 million, respectively.
Although our ownership interest in each of our China acetate ventures exceeds 20%, we account for these investments using the cost method of accounting because we determined that we cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on our involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

•	Other Equity Method Investments
InfraServs. We hold indirect ownership interests in several InfraServ Groups in Germany that own and develop industrial parks and provide on-site general and administrative support to tenants. The table below represents our equity investments in InfraServ ventures as of December 31, 2011:

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
We also currently purchase and lease supplies of various precious metals, such as rhodium, used as catalysts for the manufacture of Acetyl Intermediates products. For precious metals, the leases are distributed among a minimum of three lessors per product.
Research and Development
Our businesses are innovation-oriented and conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications. We consider the amounts spent during each of the last three fiscal years on research and development activities to be sufficient to execute our current strategic initiatives.
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
Trademarks. AOPlus®, AOPlus®2, AOPlus®3, VAntage®, VAntagePlusTM, VAntage®2, BuyTiconaDirectTM, Celanex®, Celcon®, Celstran®, Celvolit®, Clarifoil®, Compel®, Erkol®, GUR®, Hostaform®, Impet®, Mowilith®, Nutrinova®, Riteflex®, Sunett®, Thermx®, Zenite®, Vandar®, Vectra®, Vinamul®, EcoVAE®, Duroset®, Ateva®, Acetex®, TCX®, VitalDoseTM, BriteCoatTM and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC, one of Celanese's strategic affiliates.
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

Employees
The approximate number of employees employed by Celanese on a continuing basis throughout the world is as follows:

Employees as of
December 31, 2011
North America
US	2,600
Canada	250
Mexico	650
Total	3,500
Europe
Germany	1,600
Other Europe	1,400
Total	3,000
Asia	1,050
Rest of World	50
Total	7,600
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
Item 1A.  Risk Factors
Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business, financial and regulatory conditions. The factors described below represent our principal risks.
Risks Related to Our Business
We are a company with operations around the world and are exposed to general economic, political and regulatory conditions and risks in the countries in which we have significant operations.
We operate globally and have customers in many countries. Our major facilities are primarily located in North America, Europe and Asia, and we hold interests in ventures that operate in the US, Germany, China, Japan, Malaysia, South Korea, Taiwan and Saudi Arabia. Our principal customers are similarly global in scope, and the prices of our most significant products are typically world market prices. Also, our operations in certain foreign jurisdictions are subject to nationalization and expropriation risk, and some of our contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. In certain cases where we benefit from local government subsidies or other undertakings, such benefits are subject to the solvency of local government entities and are subject to termination without meaningful recourse or remedies. Consequently, our business and financial results are affected, directly and indirectly, by world economic, political and regulatory conditions.
In addition to the worldwide economic downturn, conditions such as the uncertainties associated with war, terrorist activities, civil unrest, epidemics, pandemics, weather, natural disasters, the effects of climate change or political instability in any of the countries in which we operate or have significant customers or suppliers could affect us by causing delays or losses in the supply or delivery of raw materials and products, as well as increasing security costs, insurance premiums and other expenses. These conditions could also result in or lengthen economic recession in the United States, Europe, Asia or elsewhere.
Failure to comply with applicable laws, rules, regulations or court decisions could expose us to fines, penalties and other costs. Moreover, changes in laws or regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in the reporting requirements of the United States, Canadian, Mexican, German, European Union (“EU”) or Asian governmental agencies, could increase the cost of doing business in these regions. Any of these conditions may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our securities, including our stock. Although we maintain insurance to cover risks associated with the operation of our business, there can be no assurance that the types of insurance we obtain or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all.
In particular, we have invested significant resources in China and other Asian countries. This region's growth has slowed, and we may fail to realize the anticipated benefits associated with our investment there and our financial results may be adversely impacted.
In addition, we have significant operations and financial relationships based in Europe. Europe has historically accounted for over one-third of our net revenues. If not resolved amicably and in a timely manner, an extension or exacerbation of the European sovereign debt crisis may continue to negatively impact our overall financial results due to decreased end-use customer demand and the tightening of European credit markets that some of our customers rely on for funding. As of December 31, 2011, we held $180 million in cash in European banks. This cash is primarily invested in deposits in several European banks, a European money market fund which invests only in highly rated and liquid European sovereign debt and a US Treasury money market fund. The allocation of the cash invested in each of these options fluctuates based on market conditions. As of December 31, 2011, we also had $68 million of direct investments in highly rated European sovereign debt in our pension funds accounting for less than 3% of our total pension fund assets, that may be affected if European economic conditions worsen. Finally, our ability to access additional liquidity from European financial institutions in the future may also be impaired.
We are subject to risks associated with the increased volatility in the prices and availability of key raw materials and energy.
We purchase significant amounts of natural gas, ethylene, carbon monoxide and methanol from third parties for use in our production of basic chemicals in the Acetyl Intermediates segment, principally acetic acid, VAM and formaldehyde. We use a portion of our output of these chemicals, in turn, as inputs in the production of downstream products in all our business segments. We also purchase some of these raw materials for use in our Industrial Specialties segment, primarily for VAE and EVA production, as well as significant amounts of wood pulp for use in our production of cellulose acetate in our Consumer Specialties segment. The price of many of these items is dependent on the available supply of that item and may increase significantly as a result of production disruptions or strikes. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol, or the loss of our dedicated supplies of carbon monoxide, can have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs.
We are exposed to volatility in the prices of our raw materials and energy. Although we have agreements providing for the supply of natural gas, ethylene, carbon monoxide, wood pulp, electricity and fuel oil, the contractual prices for these raw materials and energy can vary with economic conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past and which may do so in the future include:
•Shortages of raw materials due to increasing demand, e.g., from growing uses or new uses;
•Capacity constraints, e.g., due to construction delays, labor disruption or involuntary shutdowns;
•The general level of business and economic activity; and
•The direct or indirect effect of governmental regulation.

If we are not able to fully offset the effects of higher energy and raw material costs, or if such commodities were unavailable, it could have a significant adverse effect on our financial results.
Production at our manufacturing facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers' demands.
A disruption in production at one or more of our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which could cause them to seek other suppliers. In particular, production disruptions at our manufacturing facilities that produce chemicals used as inputs in the production of chemicals in other business segments, such as acetic acid, VAM and formaldehyde, could have a more significant adverse effect on our business and financial performance and results of operation to the extent of such vertical integration. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at the manufacturing facility may not be able to reach levels achieved prior to the disruption.
Failure to develop new products and production technologies or to implement productivity and cost reduction initiatives successfully may harm our competitive position.
Our operating results depend significantly on the development of commercially viable new products, product grades and applications, as well as process technologies. If we are unsuccessful in developing new products, applications and production processes in the future, our competitive position and operating results may be negatively affected. For example, we recently announced our intention to construct new ethanol manufacturing facilities in China and the US that will utilize advanced technology developed with elements of our proprietary advanced acetyl platform. However, as we invest in the commercialization of this new process technology, we face the risk of unanticipated operational or commercialization difficulties, including an inability to obtain necessary permits or governmental approvals, the development of competing technologies, failure of facilities or processes to operate in accordance with specifications or expectations, construction delays, cost over-runs, the unavailability of financing, required materials or equipment and various other factors. Likewise, we have undertaken and are continuing to undertake initiatives in all business segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.
Our business is exposed to risks associated with the creditworthiness of our suppliers, customers and business partners and the industries in which our suppliers, customers and business partners participate are cyclical in nature, both of which may adversely affect our business and results of operations.
Some of the industries in which our end-use customers participate, such as the automotive, electrical, construction and textile industries, are cyclical in nature, thus posing a risk to us which is beyond our control. The industries in which these customers participate are highly competitive, to a large extent driven by end-use applications, and may experience overcapacity, all of which may affect demand for and pricing of our products. Our business is exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners and reductions in demand for our customers' products. The consequences of this could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, delays or interruptions of the supply of raw materials we purchase and bankruptcy of customers, suppliers or other creditors. The occurrence of any of these events may adversely affect our cash flow, profitability and financial condition. Furthermore, the continuing European sovereign debt crisis could increase the likelihood and impact of these events for our European customers by potentially limiting end-use customer demand and restricting our customers' access to capital, which could continue to negatively affect our financial results.
Environmental regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.
Costs related to our compliance with environmental laws and regulations, and potential obligations with respect to sites currently or formerly owned or operated by us, may have a significant negative impact on our operating results. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between Celanese GmbH and Hoechst AG, also referred to as the demerger agreement, for environmental matters arising out of certain divestitures that took place prior to the demerger.
Our operations are subject to extensive international, national, state, local and other laws and regulations that govern environmental and health and safety matters. We incur substantial capital and other costs to comply with these requirements. If we violate any one of those laws or regulations, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws, regulations and enforcement policies could result in substantial costs and liabilities to us or limitations on our operations and could subject our handling, manufacture, transport, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than at present.
One example of such regulations is the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters (“Boiler MACT”), which was published by the Environmental Protection Agency (“EPA”) in the Federal Register on March 21, 2011. On May 16, 2011, the EPA administratively stayed the Boiler MACT regulation pending resolution of legal petitions and the EPA's reconsideration of portions of the final rule. That stay was vacated by a federal court on January 9, 2012. In the interim, the EPA signed the reproposed, reconsidered Boiler MACT regulation on December 2, 2011 and plans to have a final signed rule later in 2012. The Boiler MACT regulation will require us to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our facilities in the next two to four years. Consequently, compliance with these laws and regulations may negatively affect our earnings and cash flows in a particular reporting period.
Changes in environmental, health and safety regulations in the jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products.
New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products.
In June 2009, the California Office of Environmental Health Hazard Assessment (“OEHHA”) formally proposed to add VAM, along with 11 other substances, to a list of chemicals “known to the state of California” to cause cancer. OEHHA is required to maintain this list under the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”). Celanese filed comments in opposition to the proposed listing because the listing was not based on a scientific review of the relevant data and the legal standard for adding VAM to the Proposition 65 list had not been met. Celanese also filed an action in the Sacramento County Superior Court seeking declaration that OEHHA's proposed listing of VAM would be contrary to law. The Sacramento County Superior Court granted Celanese's request for relief. An appeal filed by OEHHA is pending in the California Court of Appeal.
We can provide no assurance that the Sacramento County Superior Court decision will be affirmed on appeal, or that VAM or other chemicals we produce will not be classified in other jurisdictions in a manner that would adversely affect demand for such products.
We are a producer of formaldehyde and plastics derived from formaldehyde. Several studies have investigated possible links between formaldehyde exposure and various end points including leukemia. The International Agency for Research on Cancer (“IARC”), a private research agency, has reclassified formaldehyde from Group 2A (probable human carcinogen) to Group 1 (known human carcinogen) based on studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans. In October 2009, IARC also concluded based on a recent study that there is sufficient evidence for a causal association between formaldehyde and the development of leukemia. We expect the results of IARC's review will be examined and considered by government agencies with responsibility for setting worker and environmental exposure standards and labeling requirements.
Other pending initiatives will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children's Chemical Evaluation Program, High Production Volume Chemical Initiative and expected modifications to the Toxic Substances Control Act (“TSCA”) in the United States, as well as various European Commission programs, such as the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”).
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
US federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future, if passed into law, may increase our operating costs and cause an adverse effect on our results of operations.
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
Greenhouse gas emissions have become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU. Similarly, numerous bills related to climate change have been introduced in the US Congress, which could adversely impact all industries. In addition, the EPA has promulgated rules limiting greenhouse gas emissions and regulation of greenhouse gas also could occur pursuant to future US treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.
While not all are likely to become law, many countries are considering or have implemented regulatory programs to reduce greenhouse gas emissions. Future environmental legislative and regulatory developments related to climate change are possible, which could materially increase operating costs in the chemical industry and thereby increase our manufacturing and delivery costs.
Our business exposes us to potential product liability claims and recalls, which could adversely affect our financial condition and performance.
The development, manufacture and sales of specialty chemical products by us, including products produced for the food, beverage, cigarette, automobile, medical device and pharmaceutical industries, involve a risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition.
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
Changes in tax legislation throughout the world could materially impact our results.
Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. In particular, proposed US tax legislation could materially impact our results. Currently, the majority of our revenue is generated from customers located outside of the US, and a substantial portion of our assets and employees are located outside of the US We have not accrued income taxes and foreign withholding taxes on undistributed earnings for most non-US subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain proposals could substantially increase our tax expense, which would substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities.
Changes in our tax rates could affect our future results.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.
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
Some of our employees are unionized, represented by workers councils or are subject to local laws that are less favorable to employers than the laws of the US.
As of December 31, 2011, we had approximately 7,600 employees. Approximately 19% of our 2,600 US based employees are unionized. Our two US based collective bargaining agreements expire in 2013 and 2014. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the US. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives and the chances are low, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
We may not be able to complete future acquisitions or successfully integrate future acquisitions into our business, which could affect adversely our business or results of operations.
As part of our growth strategy, we intend to pursue acquisitions and joint venture opportunities. Successful accomplishment of this objective may be limited by the availability and suitability of acquisition candidates and by our financial resources, including available cash and borrowing capacity. Acquisitions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired lines or businesses, personnel turnover and the diversion of management's attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these acquisitions in the timeframe that we anticipate, or at all, which could affect adversely our business or results of operations.

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
The cost of our pension plans is incurred over long periods of time and involves many uncertainties during those periods of time. Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level and value of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets will likely result in corresponding increases and decreases in the valuation of plan assets and a change in the discount rate will likely result in an increase or decrease in the valuation of pension obligations. The combined impact of these changes will affect the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. In recent years, an extended duration strategy in the asset portfolio has been implemented in some plans to reduce the influence of liability volatility due to changes in interest rates. If the funded status of a pension plan declines, we may be required to make unscheduled contributions in addition to those contributions for which we have already planned.
Our future success depends in part on our ability to protect our intellectual property rights. Our inability to protect and enforce these rights could reduce our ability to maintain our market position and our profit margins.
We attach great importance to our patents, trademarks, copyrights, know-how and trade secrets in order to protect our investment in research and development, and competitive commercial positions in manufacturing and marketing of our products. We have also adopted rigorous internal policies for protecting our valuable know-how and trade secrets. We sometimes license patents and other technology from third parties. Our practice is to seek the widest possible protection for significant developments that provide us competitive advantages and freedom to practice for our businesses. Patents may cover catalysts, processes, products, intermediate products and product uses. These patents are usually filed widely around the world and provide varying periods and scope of protection based on the filing date and the type of patent application. The legal life and scope of protections provided by patents may vary between countries in which we seek protection. As patents expire, the catalysts, processes and products described and claimed in those patents may become generally available for use by the public subject to our continued protection for associated know-how and trade secrets. We also seek to register trademarks extensively as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. We operate in regions of the world where intellectual property protection may be limited and difficult to enforce and our continued growth strategy may bring us to additional regions with similar challenges. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, our revenues, results of operations and cash flows may be adversely affected.

We are subject to information technology security threats that could materially affect our business.
We have been and continue to be subject to advanced persistent information technology security threats. While some unauthorized access to our information technology systems occurs, we believe to date these threats have not had a material impact on our business. We seek to detect and investigate these security incidents and to prevent their recurrence but in some cases we might be unaware of an incident or its magnitude and effects. The theft, mis-use or publication of our intellectual property and/or confidential business information or the compromising of our systems or networks could harm our competitive position, cause operational disruption, reduce the value of our investment in research and development of new products and other strategic initiatives or otherwise adversely affect our business or results of operations. To the extent that any security breach results in inappropriate disclosure of our employees', customers' or vendors' confidential information, we may incur liability as a result. Although we attempt to mitigate these risks by employing a number of measures, including monitoring of our systems and networks, and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to increasingly sophisticated advanced persistent threats that may have a material effect on our business. In addition, the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact the Company's financial results.
We may incur significant charges in the event we close or divest all or part of a manufacturing plant or facility.
We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant.
Provisions in our certificate of incorporation and bylaws, as well as any stockholders' rights plan, may discourage a takeover attempt.
Provisions contained in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our Series A common stock. These rights may have the effect of delaying or deterring a change of control of our company. In addition, a change of control of our company may be delayed or deterred as a result of our having three classes of directors (each class elected for a three year term) or as a result of any stockholders' rights plan that our Board of Directors may adopt. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Series A common stock.
Risks Related to Our Indebtedness
Our level of indebtedness could diminish our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.
Our total indebtedness is $3.0 billion as of December 31, 2011. See Note 13 to the accompanying consolidated financial statements for further information.
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
We may incur additional indebtedness in the future, which could increase the risks described above.
Although covenants under the Senior Credit Agreement and the indentures governing the $600 million in aggregate principal amount of 6.625% Senior Notes due 2018 and the $400 million in aggregate principal amount of 5.875% Senior Notes due 2021 (together, the “Notes”) limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we could incur in compliance with these restrictions could be significant. To the extent that we incur additional indebtedness, the risks associated with our debt described above, including our possible inability to service our debt, including the Notes, would increase.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase. As of December 31, 2011, we had $1.1 billion, €219 million and CNY1.0 billion of variable rate debt and outstanding interest rate swap agreements with notional values of $1.1 billion that expire January 2, 2014, which are accounted for as cash flow hedges. These interest rate swap agreements have the economic effect of modifying the variable rate obligations into fixed interest obligations, which leaves $39 million, €219 million and CNY1.0 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by $5 million. On February 1, 2012, the Company executed forward-starting interest rate swaps with a total notional amount of $500 million which are effective January 2, 2014 through January 2, 2016. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, Item 7A. Quantitative and Qualitative Disclosures About Market Risk below and Note 21 to the accompanying consolidated financial statements for further information.
We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy obligations under our indebtedness, which may not be successful.
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
The Senior Credit Agreement and the indentures governing the Notes each contain various covenants that limit our ability to engage in specified types of transactions. The indentures governing the Notes limit Celanese US's and certain of its subsidiaries' ability to, among other things, incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make payments to Celanese US and its restricted subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Celanese US's assets or the assets of its restricted subsidiaries.
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
Celanese and Celanese US are holding companies and depend on subsidiaries to satisfy their obligations under the Notes and the guarantee of Celanese US's obligations under the Notes by Celanese.
As holding companies, Celanese and Celanese US conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. Consequently, the principal source of cash to pay Celanese and Celanese US's obligations, including obligations under the Notes and the guarantee of the Celanese US's obligations under the Notes by Celanese, is the cash that our subsidiaries generate from their operations. We cannot assure that our subsidiaries will be able to, or be permitted to, make distributions to enable Celanese US and/or Celanese to make payments in respect of their obligations. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable state laws, regulatory limitations and terms of our debt instruments may limit Celanese US's and Celanese's ability to obtain cash from our subsidiaries. While the indentures governing the Notes limit the ability of our subsidiaries to restrict their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which may have the effect of significantly restricting the applicability of those limits. In the event Celanese US and/or Celanese do not receive distributions from our subsidiaries, Celanese US and/or Celanese may be unable to make required payments on the Notes, the guarantee of Celanese US's obligations under the Notes by Celanese, or our other indebtedness.
Item 1B.  Unresolved Staff Comments
During December 2011 the Company received a comment letter from the Staff of the Securities and Exchange Commission seeking information on contacts with Iran, Syria, Sudan and Cuba (“Embargoed Countries”). The Company replied to the Staff indicating we were not aware of non-compliance with any laws or regulations concerning the Embargoed Countries and are awaiting response from the Staff. On January 30, 2012, the Staff asked for additional information concerning our response.

Item 2.  Properties
Description of Property
We and our affiliates own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal production and other facilities throughout the world as of December 31, 2011.

Site	Leased/Owned	Products/Functions
Corporate Offices
Budapest, Hungary	Leased	Administrative offices
Dallas, Texas, US	Leased	Corporate headquarters
Irving, Texas, US(7)	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices
Advanced Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	POM, GUR® ultra-high molecular weight polyethylene, Compounding
Florence, Kentucky, US	Owned	Compounding
Frankfurt am Main, Germany(1)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	POM, Compounding
Fuji City, Japan	Owned by Polyplastics Co., Ltd.(6)	POM, PBT, LCP, Compounding
Jubail, Saudi Arabia	Owned by National Methanol Company(6)	MTBE, Methanol
Kaiserslautern, Germany(1)	Leased	LFT
Kelsterbach, Germany	Owned	Site is no longer operating
Kuantan, Malaysia	Owned by Polyplastics Co., Ltd.(6)	POM, Compounding
Nanjing, China(2)	Leased	LFT, GUR® ultra-high molecular weight polyethylene, Compounding
Oberhausen, Germany(1)	Leased	GUR® ultra-high molecular weight polyethylene
Shelby, North Carolina, US	Owned	LCP, Compounding
Suzano, Brazil(1)	Leased	Compounding
Ulsan, South Korea	Owned by Korea Engineering Plastics Co., Ltd.(6)	POM
Wilmington, North Carolina, US(8)	Leased	PPS
Winona, Minnesota, US	Owned	LFT
Consumer Specialties
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	Sorbates, Sunett® sweetener
Kunming, China	Owned by Kunming Cellulose Fibers Co. Ltd.(5)	Acetate tow
Lanaken, Belgium	Owned	Acetate tow
Nantong, China	Owned by Nantong Cellulose Fibers Co. Ltd.(5)	Acetate tow, Acetate flake
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Ocotlán, Mexico	Owned	Acetate tow, Acetate flake
Spondon, Derby, United Kingdom	Owned	Acetate tow, Acetate flake, Acetate film
Zhuhai, China	Owned by Zhuhai Cellulose Fibers Co. Ltd.(5)	Acetate tow

Site	Leased/Owned	Products/Functions
Industrial Specialties
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Edmonton, Alberta, Canada	Owned	LDPE, EVA
Enoree, South Carolina, US	Owned	Conventional emulsions, VAE emulsions
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	Conventional emulsions, VAE emulsions
Geleen, Netherlands	Owned	VAE emulsions
Meredosia, Illinois, US	Owned	Conventional emulsions, VAE emulsions
Nanjing, China(2)	Leased	Conventional emulsions, VAE emulsions
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
Tarragona, Spain(4)	Owned by Complejo Industrial Taqsa AIE(5)	Conventional emulsions, VAE emulsions
Acetyl Intermediates
Bay City, Texas, US(1)	Leased	VAM
Bishop, Texas, US	Owned	Formaldehyde
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate
Clear Lake, Texas, US	Owned	Acetic acid, VAM
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	Acetaldehyde, VAM, Butyl acetate
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Nanjing, China(2)	Leased	Acetic acid, Acetic anhydride, VAM
Pardies, France	Owned	Site is no longer operating
Roussillon, France(1)	Leased	Acetic anhydride
Tarragona, Spain(4)	Owned by Complejo Industrial Taqsa AIE(5)	VAM
__________________________

(1)	Celanese owns the assets on this site, but utilizes the land through the terms of a long-term land lease.

(2)	Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site, but utilizes the land through the terms of a long-term land lease.

(3)	Multiple Celanese business segments conduct operations at the Frankfurt Hoechst Industrial Park located in Frankfurt am Main, Germany.

(4)
Multiple Celanese business segments conduct operations at the Tarragona site. Celanese owns the assets on this site but shares ownership in the land. Celanese’s ownership percentage in the land is 15%.

(5)	A Celanese cost method investment.

(6)	A Celanese equity method investment.

(7)	Celanese will move its corporate headquarters to Irving, Texas in 2012. Certain administrative functions will remain at the Dallas office.

(8)	Fortron Industries LLC owns the assets on this site, but utilizes the land through the terms of a long-term land lease.

Item 3.  Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers’ compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. See Note 15 and Note 23 to the accompanying consolidated financial statements for a discussion of environmental matters and commitments and contingencies related to legal and regulatory proceedings.
Item 4.  Mine Safety Disclosures
None.
Executive Officers of the Registrant
The names, ages and biographies of our executive officers as of February 10, 2012 are as follows:

Name	Age	Position
David N. Weidman	56	Chairman of the Board, President and Chief Executive Officer
Douglas M. Madden	59	Chief Operating Officer
Steven M. Sterin	40	Senior Vice President and Chief Financial Officer
Gjon N. Nivica, Jr.	47	Senior Vice President, General Counsel and Corporate Secretary
Mark W. Oberle	46	Senior Vice President, Corporate Affairs
Jay C. Townsend	53	Senior Vice President, Business Strategy Development and Procurement
Jacquelyn H. Wolf	50	Senior Vice President, Human Resources
Christopher W. Jensen	45	Senior Vice President, Finance
David N. Weidman has been our Chief Executive Officer and President and a member of our board of directors since December 2004. He became Chairman of the board of directors in February 2007. Mr. Weidman joined Celanese AG (the Company’s predecessor) in September 2000 where he held a number of executive positions, most recently Vice Chairman and a member of its board of management. Before joining Celanese AG, Mr. Weidman held various leadership positions with AlliedSignal, most recently as the President of its performance polymers business. Mr. Weidman began his career in the chemical industry with American Cyanamid in 1980. He is a member of the board of the American Chemistry Council, the National Advisory Council of the Marriott School of Management and the Society of Chemical Industry. He is also a member of the Advancement Counsel for Engineering and Technology for the Ira A. Fulton College of Engineering and Technology and a member of the board and Chairman of the finance committee of The Conservation Fund. On November 7, 2011, Mr. Weidman notified our board of directors of his intent to retire as a member and Chairman of our Board of Directors, and from the Company as Chief Executive Officer, effective April 2, 2012.
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
Steven M. Sterin has served as our Senior Vice President and Chief Financial Officer since July 2007. Mr. Sterin previously served as our Vice President, Controller and Principal Accounting Officer from September 2005 to July 2007 and Director of Finance for Celanese Chemicals from 2003 to 2005 and Controller of Celanese Chemicals from 2004 to 2005. Prior to joining Celanese, Mr. Sterin worked for Reichhold, Inc., a subsidiary of Dainnippon Ink and Chemicals, Incorporated, beginning in 1997. There he held a variety of leadership positions in the finance organization before serving as Treasurer from 2000 to 2001 and later as Vice President of Finance, Coating Resins from 2001 to 2003. Mr. Sterin began his career at Price Waterhouse LLP, currently known as PricewaterhouseCoopers LLP. Mr. Sterin, a Certified Public Accountant, graduated from the University of Texas at Austin in May 1995, receiving both a Bachelor of Arts degree in business and a master's degree in professional accounting.
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
Mark W. Oberle has served as our Senior Vice President, Corporate Affairs since February 2010. From April 2005 to February 2010, Mr. Oberle served as our Vice President, Investor Relations. He assumed overall responsibility for global communications and public affairs in 2006. Prior to joining Celanese, Mr. Oberle was Director of Investor Relations for Navistar International Corporation, where he served in a variety of financial and commercial roles. Prior to that time, he was a management consultant with KPMG. Mr. Oberle earned bachelor’s and master’s degrees in business administration from Bradley University.
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
Christopher W. Jensen has served as our Senior Vice President, Finance since April 2011. From August 2010 to April 2011, Mr. Jensen served as our Senior Vice President, Finance and Treasurer. Prior to August 2010, Mr. Jensen served as our Vice President and Corporate Controller from March 2009 to July 2010. From May 2008 to February 2009, he served as Vice President of Finance and Treasurer. In his current capacity, Mr. Jensen has global responsibility for corporate finance, treasury operations, insurance risk management, pensions, business planning and analysis, corporate accounting, tax and general ledger accounting. Mr. Jensen was previously the Assistant Corporate Controller from March 2007 through April 2008, where he was responsible for SEC reporting, internal reporting, and technical accounting. In his initial role at Celanese from October 2005 through March 2007, he built and directed the company’s technical accounting function. From August 2004 to October 2005, Mr. Jensen worked in the inspections and registration division of the Public Company Accounting Oversight Board. He spent 13 years of his career at PricewaterhouseCoopers LLP in various positions in both the auditing and mergers & acquisitions groups. Mr. Jensen earned bachelor's and master’s degrees in accounting from Brigham Young University and is a Certified Public Accountant.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Series A common stock has traded on the New York Stock Exchange under the symbol “CE” since January 21, 2005. The closing sale price of our Series A common stock, as reported by the New York Stock Exchange, on February 3, 2012 was $51.16. The following table sets forth the high and low intraday sales prices per share of our Series A common stock, as reported by the New York Stock Exchange, for the periods indicated.

	Price Range
	High	Low
2011
Quarter ended March 31, 2011	$45.42	$38.36
Quarter ended June 30, 2011	$53.88	$42.95
Quarter ended September 30, 2011	$58.68	$32.49
Quarter ended December 31, 2011	$47.00	$29.43
2010
Quarter ended March 31, 2010	$34.77	$28.20
Quarter ended June 30, 2010	$35.83	$24.84
Quarter ended September 30, 2010	$33.00	$23.47
Quarter ended December 31, 2010	$41.74	$31.22
Holders
No shares of Celanese’s Series B common stock and no shares of Celanese’s 4.25% convertible perpetual preferred stock (“Preferred Stock”) are issued and outstanding. As of February 3, 2012, there were 44 holders of record of our Series A common stock. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 42,750 beneficial holders.
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
Dividend Policy
Our Board of Directors has a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock as determined in its sole discretion. Pursuant to this policy, we paid quarterly dividends of $0.05 per share on February 1, 2011 and May 2, 2011 and similar quarterly dividends during each quarter of 2010. In April 2011, our Board of Directors approved a 20% increase in the quarterly dividend rate from $0.05 to $0.06 per share of Series A common stock, which equates to $0.24 per share annually. Pursuant to this policy change, we paid quarterly dividends of $0.06 per share on August 1, 2011 and November 1, 2011. The annual cash dividend declared and paid during the years ended December 31, 2011 and 2010 were $34 million and $28 million, respectively. Our Board of Directors may, at any time, modify or revoke our dividend policy on our Series A common stock.
We were required under the terms of our Preferred Stock to pay scheduled quarterly dividends, subject to legally available funds for so long as the Preferred Stock remains outstanding. Pursuant to this policy, we paid quarterly dividends of $0.04 per share on our Preferred Stock on February 1, 2010 and May 1, 2010 and similar quarterly dividends during each quarter of 2009. No dividends were declared or paid subsequent to May 1, 2010 as a result of the Preferred Stock redemption as described above. The annual cash dividend declared and paid during the years ended December 31, 2011 and 2010 were $0 and $3 million, respectively.
On January 5, 2012, we declared a cash dividend of $0.06 per share on our Series A common stock amounting to $9 million. The cash dividend was for the period from November 1, 2011 to January 31, 2012 and was paid on February 1, 2012 to holders of record as of January 18, 2012.
Based on the increase in the quarterly dividend rate from $0.05 to $0.06 per share of Series A common stock beginning August 2011, number of outstanding shares as of December 31, 2011 and considering the redemption of our Preferred Stock, cash dividends to be paid in 2012 are expected to be comparable to those paid in 2011.
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
Celanese Purchases of its Equity Securities
The table below sets forth information regarding repurchases of our Series A common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
October 1 - 31, 2011	173,871	(1)	$33.75	—	$175,000,000
November 1 - 30, 2011	60,660		$43.25	60,660	$172,400,000
December 1 - 31, 2011	—		$—	—	$172,400,000
Total	234,531			60,660
___________________________

(1)	Relates to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

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
Comparison of Cumulative Total Return

Summary Returns				
	CE	S&P 500	S&P 500 Chemicals	S&P 500 Specialty Chemicals
6 - Month	(17.8%)	(6.1%)	(11.1%)	(5.2%)
1 - Year	8.1%	(0.0%)	(3.4%)	4.7%
2 - Year	39.4%	12.8%	15.0%	26.5%
3 - Year	263.1%	39.2%	61.9%	77.2%
5 - Year	76.2%	(11.3%)	17.1%	65.2%
Since IPO	140.4%	0.7%	33.0%	99.3%

350.0%
300.0%
250.0%
200.0%
150.0%
100.0%
50.0%
0.0%
12/30/2005
11/8/2006
9/17/2007
7/26/2008
6/4/2009
4/13/2010
2/20/2011
12/30/2011
CE
S&P 500
S&P 500 Chemicals
S&P 500 Specialty Chemicals

This comparison is based on a return assuming $100 invested December 30, 2005 in Celanese Corporation Common Stock and the S&P 500 Composite Index, the S&P 500 Chemicals Index and the S&P Specialty Chemicals Index, assuming the reinvestment of all dividends

Recent Sales of Unregistered Securities
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

Item 6. Selected Financial Data
The balance sheet data as of December 31, 2011 and 2010, and the statements of operations data for the years ended December 31, 2011, 2010 and 2009, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2009, 2008 and 2007 and the statements of operations data for the years ended December 31, 2008 and 2007 shown below were derived from previously issued financial statements, adjusted for applicable discontinued operations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In $ millions, except per share data)
Statement of Operations Data
Net sales	6,763	5,918	5,082	6,823	6,444
Other (charges) gains, net	(48)	(46)	(136)	(108)	(58)
Operating profit	690	503	290	440	748
Earnings (loss) from continuing operations before tax	755	538	251	433	437
Earnings (loss) from continuing operations	606	426	494	370	327
Earnings (loss) from discontinued operations	1	(49)	4	(90)	90
Net earnings (loss) attributable to Celanese Corporation	607	377	498	281	416
Earnings (loss) per common share
Continuing operations — basic	3.88	2.73	3.37	2.44	2.05
Continuing operations — diluted	3.81	2.69	3.14	2.27	1.90
Balance Sheet Data (at the end of period)
Trade working capital(1)	910	764	594	685	827
Total assets	8,518	8,281	8,412	7,158	8,051
Total debt	3,017	3,218	3,501	3,533	3,556
Total Celanese Corporation stockholders’ equity	1,341	926	586	174	1,055
Other Financial Data
Depreciation and amortization	298	287	308	350	291
Capital expenditures(2)	364	222	167	267	306
Dividends paid per common share(3)	0.22	0.18	0.16	0.16	0.16
________________________

(1)
Trade working capital is defined as trade accounts receivable from third parties and affiliates net of allowance for doubtful accounts, plus inventories, less trade accounts payable to third parties and affiliates. Trade working capital is calculated in the table below:

	As of December 31,
	2011	2010	2009	2008	2007
	(In $ millions)
Trade receivables, net	871	827	721	631	1,009
Inventories	712	610	522	577	636
Trade payables	(673)	(673)	(649)	(523)	(818)
Trade working capital	910	764	594	685	827
________________________

(2)
Amounts include accrued capital expenditures. Amounts do not include capital expenditures related to capital lease obligations or capital expenditures related to the relocation of our Ticona plant in Kelsterbach. See Note 24 and Note 27 to the accompanying consolidated financial statements.

(3)
Annual dividends for the year ended December 31, 2011 consists of two quarterly dividend payments of $0.05 and two quarterly dividend payments of $0.06 per share. In April 2011 the Board of Directors approved a 20% increase in our quarterly dividend rate from $0.05 to $0.06 per share of Series A common stock applicable to dividends payable beginning in August 2011. Annual dividends for the year ended December 31, 2010 consists of two quarterly dividend payments of $0.04 and two quarterly dividend payments of $0.05 per share. In April 2010 the Board of Directors approved a 25% increase in our quarterly dividend rate from $0.04 to $0.05 per share of Series A common stock applicable to dividends payable beginning in August 2010.

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
The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Annual Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See “Forward-Looking Statements” below.
Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Annual Report contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Generally, words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “plan,” “may,” “can,” “could,” “might,” and “will,” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report for further discussion.

Item 1A. Risk Factors of this Annual Report also contains a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce or maintain at their current levels production costs and improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	changes in the degree of intellectual property and other legal protection afforded to our products or technologies, or the theft of such intellectual property;

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

•	changes in currency exchange rates and interest rates;

•	our level of indebtedness, which could diminish our ability to raise additional capital to fund operations or limit our ability to react to changes in the economy or the chemicals industry; and

•	various other factors, both referenced and not referenced in this Annual Report.
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
Our large and diverse global customer base primarily consists of major companies in a broad array of industries. We hold geographically balanced global positions and participate in diversified end-use applications. We combine a demonstrated track record of execution, strong performance built on shared principles and objectives, and a clear focus on growth and value creation. Known for operational excellence and execution of our business strategies, we deliver value to customers around the globe with best-in-class technologies and solutions.
2011 Highlights:

•
We opened a state-of-the art polyacetal (“POM”) production facility in Frankfurt Hoechst Industrial Park, Germany. With a nameplate capacity of 140,000 tons per year, the new POM plant is the world's largest and strengthens our Ticona engineering polymers business, including its global operations and advanced technical capabilities.

•
We published independent third-party analyses of Celanese TCX®, our proprietary technology for ethanol production. Under non-disclosure agreements to protect intellectual property rights and maintain confidentiality, Fluor Corporation and WorleyParsons evaluated our advanced ethanol technology that uses basic hydrocarbon feedstocks.

•
We doubled the capacity of our vinyl acetate ethylene (“VAE”) unit in Nanjing, China. The expanded unit started production in the second quarter of 2011 and is expected to meet the increased global demand for innovative specialty solutions in vinyl-based emulsions.

•
We nearly doubled production capacity at our Celstran® long-fiber reinforced thermoplastic (“LFT”) manufacturing unit in Nanjing, China during the fourth quarter of 2011. The unit came online in 2008 with an initial nameplate capacity of 5,000 tons per year.

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

•
We announced plans for one, and possibly two, industrial ethanol production facilities in China. In addition, we plan to accelerate our entry into the industrial ethanol business six to 12 months earlier than previously expected, by modifying and enhancing our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX® advanced technology, adding approximately 200,000 tons of ethanol production capacity by mid-2013.

•
We broke ground on the previously announced plans for a technology development unit for ethanol production at our facility in Clear Lake, Texas, which is now expected to be commissioned by mid-2012. We also intend to construct a new research and development facility at our Clear Lake site to continue the advancement of our acetyl and TCX® technologies.

•
We announced the expansion of our ethylene vinyl acetate (“EVA”) capacity at our Edmonton manufacturing facility due to strong growth in strategic, high-value segments. Global EVA production increases are fueled by demand in the photovoltaic cell industry in China, strong demand for EVA in other parts of Asia, and demand for EVA in innovative applications like controlled-release excipients and medical packaging. We increased our capacity 15% for our higher vinyl acetate content EVA grades in the fourth quarter of 2011.

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

2012 Outlook:

•
On November 7, 2011, we announced the future retirement of our chairman and chief executive officer, David N. Weidman, who will remain with Celanese through April 2, 2012. Celanese’s Board of Directors has appointed Mark C. Rohr to succeed Mr. Weidman as chief executive officer, and will appoint Mr. Rohr as Chairman, both effective as of April 2, at which point Mr. Weidman will also retire from the Board. Mr. Weidman will be working with Mr. Rohr, who has served on the Celanese Board of Directors since 2007, to complete a smooth and effective transition.

•
On January 3, 2012, the Company announced it completed the acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, which will support the strategic growth of the Celanese Emulsions business. Vinac® branded products are used to make a variety of adhesives for use in woodworking and paper packaging and converting applications. These vinyl-based polymers can be used to make water resistant wood glues and adhesives suitable for use with various craft and coated paperboards. Flexbond® branded products are used to make interior and exterior architectural paints. These paints exhibit characteristics such as scrub and stain resistance in interior paints and weather resistance in exterior formulas.

•
On January 18, 2012, we announced the endorsement of Congressman Pete Olson's Domestic Alternative Fuels Act of 2012 which was introduced on January 17, 2012. If enacted, the bill would allow ethanol produced from domestic hydrocarbons other than petroleum, such as ethanol produced from our proprietary TCX® ethanol process technology, to satisfy the Renewable Fuels Standard requirement to use conventional biofuel (corn-based ethanol) to reduce the quantity of petroleum used in transportation fuel.

•
In 2012, we expect to grow revenues in excess of 2012 global gross domestic product (“GDP”) growth rates based on increased demand for our innovative products and geographic growth driven by the growing middle class in developing regions of the world.  We expect to increase earnings in excess of revenue growth due to our leading technologies and culture of productivity both of which contribute to our high operating leverage.  Equity in net earnings of affiliates is also expected to improve during 2012 due to continued geographic growth and no planned plant turnarounds at our strategic affiliates.

Results of Operations
Financial Highlights

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Statement of Operations Data
Net sales	6,763	5,918	5,082
Gross profit	1,434	1,180	1,003
Selling, general and administrative expenses	(536)	(505)	(474)
Other (charges) gains, net	(48)	(46)	(136)
Operating profit (loss)	690	503	290
Equity in net earnings of affiliates	192	168	99
Interest expense	(221)	(204)	(207)
Refinancing expense	(3)	(16)	—
Dividend income - cost investments	80	73	57
Earnings (loss) from continuing operations before tax	755	538	251
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	606	426	494
Earnings (loss) from discontinued operations	1	(49)	4
Net earnings (loss)	607	377	498
Other Data
Depreciation and amortization	298	287	308
Earnings from continuing operations before tax as a percentage of net sales	11.2%	9.1%	4.9%

	As of December 31,
	2011	2010
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	682	740

Short-term borrowings and current installments of long-term debt - third party and affiliates	144	228
Long-term debt	2,873	2,990
Total debt	3,017	3,218

Consolidated Results – Year Ended December 31, 2011 Compared with Year Ended December 31, 2010
Net sales increased in 2011 from 2010 primarily due to higher pricing across all of our business segments. Favorable foreign currency impacts also added to the increase in net sales. In addition to higher pricing, our Advanced Engineered Materials segment contributed to our increase in net sales reflecting the impact of the two product lines, Zenite® LCP and Thermx® PCT, acquired from DuPont Performance Polymers in May 2010, as well as higher volumes in almost all of its product lines, particularly in LFT and GUR® ultra-high molecular weight polyethylene. Increased net sales also were a result of higher growth and innovation volumes from our Emulsions business. Volumes in our Consumer Specialties business remained relatively flat while volumes in our Acetyl Intermediates segment decreased primarily due to planned and unplanned production outages at our Nanjing facility.
Gross profit increased from the prior year due to higher net sales and the absence of certain write-offs and accelerated amortization recorded in 2010. During the year ended December 31, 2010, we wrote-off other productive assets of $18 million related to our Singapore and Nanjing, China facilities, which are included in our Acetyl Intermediates segment. We also recorded $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy in 2009. The accelerated amortization was recorded as $20 million to our Acetyl Intermediates segment and $2 million to our Advanced Engineered Materials segment. Both the write-off of other productive assets and accelerated amortization were recorded to Cost of Sales in the accompanying consolidated statements of operations during the year ended December 31, 2010. Gross profit as a percentage of sales in 2011 increased due to higher pricing which more than offset higher raw material costs.
Selling, general and administrative expenses increased in 2011 primarily due to costs associated with business and functional optimization initiatives and higher spending on innovation. However, as a percentage of sales, selling, general and administrative expenses declined from 8.5% to 7.9% for the year ended December 31, 2011 as compared to the same period in 2010 due to sustainable efficiencies.
Other (charges) gains, net increased $2 million during 2011 as compared to 2010:

	Year Ended December 31,
	2011	2010
	(In $ millions)
Employee termination benefits	(22)	(32)
Ticona Kelsterbach plant relocation	(47)	(26)
Plumbing actions	6	59
Insurance recoveries	—	18
Asset impairments	(1)	(74)
Plant/office closures	—	(4)
Commercial disputes	15	13
Other	1	—
Total	(48)	(46)
As a result of the Company’s Pardies, France “Project of Closure” and the previously announced closure of the Company’s Spondon, Derby, United Kingdom facility, the Company recorded $4 million and $4 million, respectively, of employee termination benefits during the year ended December 31, 2011. The Pardies, France operations are included in our Acetyl Intermediates segment. The Spondon, Derby, United Kingdom operations are included in our Consumer Specialties segment. See Note 4 to the accompanying consolidated financial statements for further information regarding these plant closures.
Additionally, the Company recorded $8 million of employee termination benefits during the year ended December 31, 2011 related to the relocation of the Company's Ticona Kelsterbach, Germany operations to Frankfurt Hoechst Industrial Park, Germany. On September 26, 2011, the Company announced the start-up of the new POM production facility in Frankfurt Hoechst Industrial Park, Germany. The Ticona German operations are included in our Advanced Engineered Materials segment. See Note 27 in the accompanying consolidated financial statements for further information regarding the Ticona Kelsterbach plant relocation.
The Company recorded $6 million of employee termination benefits during the year ended December 31, 2011 related to a business optimization project which is included in our Other Activities segment.

During the year ended December 31, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. The resolution of this commercial dispute is included in the Acetyl Intermediates segment.
Other charges for the year ended December 31, 2011 and 2010 was partially offset by $6 million and $59 million, respectively, of recoveries and decreases in legal reserves associated with plumbing actions which are included in our Advanced Engineered Materials business segment.
As a result of certain events beginning in October 2008 and subsequent periodic cessation of production during 2009, we recorded $25 million of insurance recoveries during the year ended December 31, 2010 in our Industrial Specialties segment. This amount was partially offset by a $7 million charge from our captive insurance companies included in our Other Activities segment.
During 2010, we concluded that certain long-lived assets were partially impaired at our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. Accordingly, we wrote down the related property, plant and equipment to its fair value of $31 million, resulting in long-lived asset impairment losses of $72 million.
Equity in net earnings of affiliates increased during 2011 primarily due to higher earnings in our Ibn Sina affiliate in our Advanced Engineered Materials segment.
Our effective income tax rate for the year ended December 31, 2011 was 20% compared to 21% for the year ended December 31, 2010. The effective tax rate for 2011 was favorably impacted by increased foreign tax credit benefits realized in the United States and changes in assessments regarding valuation allowances on certain deferred tax assets, partially offset by foreign losses not providing tax benefits. The effective rate for 2010 was favorably impacted by amendments to tax legislation in Mexico.
Consolidated Results - Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
During 2010 the global economy gradually began to recover from the challenging economic environment we experienced during the second half of 2008 and throughout 2009. Net sales increased in 2010 from 2009 primarily due to increased volumes as a result of the gradual recovery and increased selling prices across the majority of our business segments. The increase in net sales resulting from our acquisition of FACT in December 2009 only slightly offset the decrease in net sales due to the sale of our polyvinyl alcohol (“PVOH”) business in July 2009 within our Industrial Specialties segment. Unfavorable foreign currency impacts only slightly offset the increase in net sales.
Gross profit increased due to higher net sales. Gross profit as a percentage of sales remained consistent with prior year as increased pricing offset increased raw material and energy costs.
In 2010, we wrote off $18 million of other productive assets related to our Asian facilities and recorded $22 million in accelerated amortization to write off an asset associated with a raw material purchase agreement with a supplier who filed bankruptcy. Both of these costs were recorded to cost of sales during the year ended December 31, 2010.
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

Other (charges) gains, net decreased $90 million during 2010 as compared to 2009:

	Year Ended December 31,
	2010	2009
	(In $ millions)
Employee termination benefits	(32)	(105)
Ticona Kelsterbach plant relocation	(26)	(16)
Plumbing actions	59	10
Insurance recoveries	18	6
Asset impairments	(74)	(14)
Plant/office closures	(4)	(17)
Commercial disputes	13	—
Other	—	—
Total	(46)	(136)
During the year ended December 31, 2010, we wrote down certain property, plant and equipment at our Spondon, Derby, United Kingdom facility to its fair value, recording a $72 million long-lived asset impairment loss. We also recorded in 2010 $15 million of employee termination benefits relating to the planned closure of this facility.
As a result of our Pardies, France “Project of Closure”, we recorded exit costs of $12 million during the year ended December 31, 2010, which primarily consisted of $6 million in employee termination benefits, $1 million of long-lived asset impairment losses, $3 million of contract termination costs and $3 million of reindustrialization costs.
In 2010, we recorded $18 million of net insurance recoveries ($8 million for property damage and $10 million for business interruption) relating to certain events and production outages that occurred in 2008 and 2009 at our EVA Performance Polymers facility in Edmonton, Alberta, Canada.
As a result of several business optimization projects undertaken by us beginning in 2009 and continuing throughout 2010, we recorded $11 million in employee termination costs during the year ended December 31, 2010.
During the year ended December 31, 2010, we recorded $14 million of recoveries and $45 million of reductions in legal reserves related to lawsuits alleging that certain plastics utilized in the production of plumbing systems for residential property were defective or caused such plumbing systems to fail. See Note 23 to the accompanying consolidated financial statements for further information regarding the plumbing actions.
In November 2006, we finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona operations, resolving several years of legal disputes related to the planned Fraport expansion. During 2010, we recorded $26 million of expenses related to the Ticona Kelsterbach plant relocation. See Note 27 to the accompanying consolidated financial statements for further information regarding the Ticona Kelsterbach plant relocation.
Other charges for the year ended December 31, 2010 also included gains of $13 million, net, related to settlements in resolution of a commercial disputes.
Equity in net earnings of affiliates and dividend income from cost investments increased during 2010 as compared to the same period in 2009. Our strategic affiliates experienced similar volume increases due to increased demand during the year ended December 31, 2010. As a result, our proportional share of net earnings from equity affiliates increased $69 million and our dividend income from cost investments increased $16 million for the year ended December 31, 2010 as compared to the same period in 2009.
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

Selected Data by Business Segment

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
	(In $ millions, except percentages)
Net sales
Advanced Engineered Materials	1,298	1,109	189	1,109	808	301
Consumer Specialties	1,161	1,098	63	1,098	1,084	14
Industrial Specialties	1,223	1,036	187	1,036	974	62
Acetyl Intermediates	3,551	3,082	469	3,082	2,603	479
Other Activities	1	2	(1)	2	2	—
Inter-segment eliminations	(471)	(409)	(62)	(409)	(389)	(20)
Total	6,763	5,918	845	5,918	5,082	836
Other (charges) gains, net
Advanced Engineered Materials	(49)	31	(80)	31	(18)	49
Consumer Specialties	(3)	(76)	73	(76)	(9)	(67)
Industrial Specialties	—	25	(25)	25	4	21
Acetyl Intermediates	14	(12)	26	(12)	(91)	79
Other Activities	(10)	(14)	4	(14)	(22)	8
Total	(48)	(46)	(2)	(46)	(136)	90
Operating profit (loss)
Advanced Engineered Materials	76	186	(110)	186	38	148
Consumer Specialties	227	164	63	164	231	(67)
Industrial Specialties	100	89	11	89	89	—
Acetyl Intermediates	459	243	216	243	92	151
Other Activities	(172)	(179)	7	(179)	(160)	(19)
Total	690	503	187	503	290	213
Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	239	329	(90)	329	114	215
Consumer Specialties	307	237	70	237	288	(51)
Industrial Specialties	102	89	13	89	89	—
Acetyl Intermediates	469	252	217	252	102	150
Other Activities	(362)	(369)	7	(369)	(342)	(27)
Total	755	538	217	538	251	287
Depreciation and amortization
Advanced Engineered Materials	100	76	24	76	73	3
Consumer Specialties	44	42	2	42	50	(8)
Industrial Specialties	45	41	4	41	51	(10)
Acetyl Intermediates	96	117	(21)	117	123	(6)
Other Activities	13	11	2	11	11	—
Total	298	287	11	287	308	(21)
Operating margin(1)
Advanced Engineered Materials	5.9%	16.8%	(10.9)%	16.8%	4.7%	12.1%
Consumer Specialties	19.6%	14.9%	4.7%	14.9%	21.3%	(6.4)%
Industrial Specialties	8.2%	8.6%	(0.4)%	8.6%	9.1%	(0.5)%
Acetyl Intermediates	12.9%	7.9%	5.0%	7.9%	3.5%	4.4%
Total	10.2%	8.5%	1.7%	8.5%	5.7%	2.8%
___________________________

(1)	Defined as operating profit (loss) divided by net sales.

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales for the years ended December 31 attributable to each of the factors indicated for each of our business segments is as follows:

	Volume	Price	Currency	Other		Total
	(In percentages)
2011 Compared to 2010
Advanced Engineered Materials	2	8	3	4	(1)	17
Consumer Specialties	1	5	—	—		6
Industrial Specialties	2	13	3	—		18
Acetyl Intermediates	(4)	16	3	—		15
Total Company	(1)	13	3	—	(2)	15

2010 Compared to 2009
Advanced Engineered Materials	35	1	(3)	4	(1)	37
Consumer Specialties	2	—	(1)	—		1
Industrial Specialties	11	6	(3)	(8)	(3)	6
Acetyl Intermediates	10	10	(2)	—		18
Total Company	13	7	(2)	(2)	(2)	16
___________________________
(1)2011 includes the effects of the two product lines acquired in May 2010 from DuPont Performance Polymers.
(2)Includes the effects of the captive insurance companies and the impact of fluctuations in inter-segment eliminations.
(3)2010 does not include the effects of the PVOH business, which was sold on July 1, 2009.

Business Segments – Year Ended December 31, 2011 Compared with Year Ended December 31, 2010
Advanced Engineered Materials

	Year Ended December 31,		Change in $
	2011	2010
	(In $ millions, except percentages)
Net sales	1,298	1,109	189
Net sales variance
Volume	2%
Price	8%
Currency	3%
Other	4%
Other (charges) gains, net	(49)	31	(80)
Operating profit (loss)	76	186	(110)
Operating margin	5.9%	16.8%
Equity in net earnings (loss) of affiliates	161	144	17
Earnings (loss) from continuing operations before tax	239	329	(90)
Depreciation and amortization	100	76	24
Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered Materials segment is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are polyoxymethylene, also commonly known as polyacetal (“POM”), long-fiber reinforced thermoplastics (“LFT”), polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), GUR® ultra-high molecular weight polyethylene, liquid crystal polymers (“LCP”) and polycyclohexylene-dimethylene terephthalate (“PCT”). POM, LFT, PBT, PCT and PET are used in a broad range of products including automotive components, medical devices, electronics, appliances and industrial applications. GUR® ultra-high molecular weight polyethylene is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end uses for LCP are electrical and electronics.
Advanced Engineered Materials’ net sales increased $189 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in net sales is primarily due to increases in average pricing for all products, the impact of two product lines, Zenite® LCP and Thermx® PCT, acquired from DuPont Performance Polymers in May 2010, favorable currency impacts, as well as higher volumes in almost all product lines, particularly in LFT and GUR® ultra-high molecular weight polyethylene.
Operating profit decreased by $110 million for the year ended December 31, 2011 as compared to the same period in 2010 mainly due to an increase in other charges related to the relocation of our POM production facility to Frankfurt Hoechst Industrial Park. In addition, AEM experienced higher depreciation related to this new POM plant, higher raw material costs and additional spending on innovation, distribution, energy costs and inflation. Other charges were higher than in the prior year reflecting the absence of a decrease in legal fees and recoveries associated with plumbing actions in 2010 as well as the higher costs incurred in 2011 associated with the relocation and expansion of our Ticona Kelsterbach, Germany POM production operations. These higher costs were partially offset by our expanded gross margins and higher volumes.
For the year ended December 31, 2011, an increase in equity in net earnings (loss) of affiliates partially offset the decrease in earnings (loss) from continuing operations before tax. The increase in net earnings (loss) of affiliates was primarily driven by higher earnings in our Ibn Sina affiliate, which provides an economic hedge against raw material costs used in our Ticona operations and is constructing a 50,000 ton POM production facility.
Operating and financial results of our Polyplastics strategic affiliate were modestly impacted by the March 2011 natural disasters in Japan and a plant turnaround during the year ended December 31, 2011.

Consumer Specialties

	Year Ended December 31,		Change in $
	2011	2010
	(In $ millions, except percentages)
Net sales	1,161	1,098	63
Net sales variance
Volume	1%
Price	5%
Currency	—%
Other	—%
Other (charges) gains, net	(3)	(76)	73
Operating profit (loss)	227	164	63
Operating margin	19.6%	14.9%
Equity in net earnings (loss) of affiliates	2	2	—
Dividend income - cost investments	78	71	7
Earnings (loss) from continuing operations before tax	307	237	70
Depreciation and amortization	44	42	2
Our Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses. Our Acetate Products business produces and supplies cellulose acetate flake, film and tow, primarily used in filter products applications. Our Nutrinova business produces and sells Sunett®, a high intensity sweetener, and food protection ingredients, such as sorbates and sorbic acid, for the food, beverage and pharmaceuticals industries.
Net sales for Consumer Specialties increased $63 million for the year ended December 31, 2011 as compared to the same period in 2010. Acetate Products pricing increased while volumes stayed relatively flat year over year. Nutrinova's volumes increased slightly reflecting higher demand and new applications for Sunett®, offsetting its decrease in pricing. Sorbates product price increases more than offset its slight decrease in volumes.
Operating profit increased $63 million for the year ended December 31, 2011 as compared with the same period in 2010 primarily due to the absence of the long-lived asset impairment losses of $72 million incurred in 2010 associated with management’s assessment of the closure of our acetate flake and tow production operations in Spondon, Derby, United Kingdom. Higher raw material and energy costs and increased spending on planned maintenance and reliability efforts were offset by higher acetate pricing.
During the year ended December 31, 2011, the Company incurred an additional $4 million in other charges relating to severance associated with the Spondon shut down. In 2010, other charges included the $72 million for asset impairment losses.

Industrial Specialties

	Year Ended December 31,		Change in $
	2011	2010
	(In $ millions, except percentages)
Net sales	1,223	1,036	187
Net sales variance
Volume	2%
Price	13%
Currency	3%
Other	—%
Other (charges) gains, net	—	25	(25)
Operating profit (loss)	100	89	11
Operating margin	8.2%	8.6%
Earnings (loss) from continuing operations before tax	102	89	13
Depreciation and amortization	45	41	4
Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. The Emulsions business is a leading global producer of vinyl acetate based emulsions and develops products and application technology to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Celanese emulsions products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, BriteCoatTM, TufCORTM, and AvicorTM. EVA Performance Polymers, the specialty polymers business of Celanese, is a leading North American manufacturer of a full range of low-density polyethylene and specialty EVA resins and compounds. Sold under the Ateva® and VitalDoseTM trade names, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.
Net sales increased in our Industrial Specialties segment by $187 million for the year ended December 31, 2011 compared to the same period in 2010. Increased net sales were a result of geographic growth, and higher volumes of innovative applications from our Emulsions business, favorable currency impact and higher pricing in both our Emulsions and our EVA Performance Polymers businesses.
Operating profit increased by $11 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in operating profit is attributed to higher volumes and increased pricing offset by higher raw material costs, increased spending on plant maintenance, additional spending on innovation, higher depreciation with the completion of our China facility expansion, as well as the impact of an insurance recovery in 2010 related to events of force majeure at our EVA Performance Polymers facility in Edmonton, Alberta, Canada in 2008 and 2009.

Acetyl Intermediates

	Year Ended December 31,		Change in $
	2011	2010
	(In $ millions, except percentages)
Net sales	3,551	3,082	469
Net sales variance
Volume	(4)%
Price	16%
Currency	3%
Other	—%
Other (charges) gains, net	14	(12)	26
Operating profit (loss)	459	243	216
Operating margin	12.9%	7.9%
Equity in net earnings (loss) of affiliates	5	5	—
Earnings (loss) from continuing operations before tax	469	252	217
Depreciation and amortization	96	117	(21)
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
Net sales increased by $469 million for the year ended December 31, 2011 compared to the same period in 2010 due to higher pricing and favorable foreign currency impacts offset partially by lower volumes. Volumes decreased primarily due to planned and unplanned outages at our Nanjing facility and industry destocking at the end of the year. Favorable pricing for all major acetyl derivative product lines was achieved across all regions, reflecting the recovery of higher raw material costs and a tight supply.
Operating profit increased by $216 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in operating profit is primarily due to higher sales prices and favorable foreign currency impacts which more than offset the increase in raw material costs. During the year ended December 31, 2011, we also received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier which was recorded to other charges. The increase in operating profit also reflects the absence of closure costs of our acetic acid and VAM production operations in Pardies, France which were incurred in 2010.
Depreciation and amortization for the year ended December 31, 2011 was less than in the prior year. In 2010, $20 million of accelerated amortization was recorded to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy during 2009.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.
The operating loss for Other Activities decreased by $7 million for the year ended December 31, 2011 compared to the same period in 2010 primarily due to lower selling, general and administrative expenses and other charges. Selling, general and administrative expenses decreased primarily due to lower shared services costs, stock-based compensation and lower legal claims, slightly offset by strategic growth initiatives. Other charges were lower in 2011 compared to 2010 due to the absence of insurance recoveries.

Business Segment - Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
Advanced Engineered Materials

	Year Ended December 31,		Change in $
	2010	2009
	(In $ millions, except percentages)
Net sales	1,109	808	301
Net sales variance
Volume	35%
Price	1%
Currency	(3)%
Other	4%
Other (charges) gains, net	31	(18)	49
Operating profit (loss)	186	38	148
Operating margin	16.8%	4.7%
Equity in net earnings (loss) of affiliates	144	78	66
Earnings (loss) from continuing operations before tax	329	114	215
Depreciation and amortization	76	73	3
Advanced Engineered Materials' net sales increased $301 million for the year ended December 31, 2010 compared to the same period in 2009. The increase in net sales is primarily related to significant increases in volume which are due to the gradual recovery in the global economy, continued success in the innovation and commercialization of new products and applications and the acquisition of FACT in December 2009. Net sales was also positively impacted by increases in average pricing as a result of implemented price increases in addition to integrating the DuPont product lines LCP and PCT that were acquired in May 2010 into our sales process during the fourth quarter. These increases were only partially offset by unfavorable foreign currency impacts.
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

Consumer Specialties

	Year Ended December 31,		Change in $
	2010	2009
	(In $ millions, except percentages)
Net sales	1,098	1,084	14
Net sales variance
Volume	2%
Price	—%
Currency	(1)%
Other	—%
Other (charges) gains, net	(76)	(9)	(67)
Operating profit (loss)	164	231	(67)
Operating margin	14.9%	21.3%
Equity in net earnings (loss) of affiliates	2	1	1
Dividend income - cost investments	71	56	15
Earnings (loss) from continuing operations before tax	237	288	(51)
Depreciation and amortization	42	50	(8)
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
Operating profit decreased for the year ended December 31, 2010 as compared to the same period in 2009. An increase in other charges for the year ended December 31, 2010 had the most significant impact on operating profit as it was unfavorably impacted by long-lived asset impairment losses of $72 million associated with management's assessment of the closure of our acetate flake and tow production operations in Spondon, Derby, United Kingdom during the three months ended March 31, 2010.
During the year ended December 31, 2010, earnings from continuing operations before tax decreased due to lower operating profit, which was partially offset by higher dividends from our China ventures of $15 million compared to 2009.

Industrial Specialties

	Year Ended December 31,		Change in $
	2010	2009
	(In $ millions, except percentages)
Net sales	1,036	974	62
Net sales variance
Volume	11%
Price	6%
Currency	(3)%
Other	(8)%
Other (charges) gains, net	25	4	21
Operating profit (loss)	89	89	—
Operating margin	8.6%	9.1%
Earnings (loss) from continuing operations before tax	89	89	—
Depreciation and amortization	41	51	(10)
Net sales increased for the year ended December 31, 2010 compared to the same period in 2009. Increased net sales were a result of higher growth and innovation volumes from our Emulsions business and higher volumes from our EVA Performance Polymers business partially offset by impacts resulting from the sale of our PVOH business in July 2009. The increase in our EVA Performance Polymers business' volumes was partly as a result of our Edmonton, Alberta, Canada plant being fully operational during 2010. Volumes were lower during 2009 due to technical issues at our Edmonton, Alberta, Canada plant. Such technical production issues were resolved and normal operations resumed prior to the end of the third quarter of 2009. Higher prices in our EVA Performance Polymers business due to price increases and favorable product mix were partially offset by lower prices in our Emulsions business due to unfavorable foreign exchange rates.
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

Acetyl Intermediates

	Year Ended December 31,		Change in $
	2010	2009
	(In $ millions, except percentages)
Net sales	3,082	2,603	479
Net sales variance
Volume	10%
Price	10%
Currency	(2)%
Other	—%
Other (charges) gains, net	(12)	(91)	79
Operating profit (loss)	243	92	151
Operating margin	7.9%	3.5%
Equity in net earnings (loss) of affiliates	5	5	—
Earnings (loss) from continuing operations before tax	252	102	150
Depreciation and amortization	117	123	(6)
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

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of December 31, 2011 we have $154 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist in meeting our working capital needs and other contractual obligations, if required.
While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, in 2012. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.
In January 2011, we signed letters of intent to construct and operate one, and possibly two industrial ethanol production facilities in China. The sites selected were Nanjing, China at the Nanjing Chemical Industrial Park, and Zhuhai, China at the Gaolan Port Economic Zone. We expect to begin industrial ethanol production within 30 months following project approvals with anticipated initial nameplate capacity of 400,000 tons per year per unit and an initial investment of approximately $300 million per unit. In June 2011, we announced our plans to accelerate our entry into the industrial ethanol business six to 12 months by modifying and enhancing our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX® advanced technology. This would add approximately 200,000 tons per year of ethanol production capacity by mid-2013.
In June 2011, we broke ground on a technology development unit for ethanol production at our facility in Clear Lake, Texas, which will be operational by mid-2012. We also intend to construct a new research and development facility at our Clear Lake site to continue the advancement of our acetyl and TCX® technologies.
In April 2010, we announced that, through our strategic affiliate Ibn Sina, we will construct a 50,000 ton POM production facility in Saudi Arabia. Our pro rata share of invested capital in the POM expansion is expected to total approximately $165 million over a four year period which began in late 2010. For the years ended December 31, 2011 and 2010, we incurred $7 million and $2 million, respectively, of capital expenditures. We anticipate related cash outflows for capital expenditures in 2012 will be $15 million to $20 million.
Cash outflows for capital expenditures are expected to range from $350 million to $400 million in 2012 excluding amounts related to the relocation of our Ticona plant in Kelsterbach and capacity expansion in Europe. Per the terms of our agreement with Fraport, we ceased POM operations at our Kelsterbach, Germany facility prior to July 31, 2011. Accordingly, we received the final cash installment of €110 million in June 2011. As the relocation project progressed, we expanded the scope of the new production facilities. As a result, we have spent in excess of total proceeds received from Fraport. On September 26, 2011, the Company announced the opening of the new POM production facility in Frankfurt Hoechst Industrial Park, Germany. We anticipate related cash outflows for capital expenditures in 2012 will be €30 million.
In December 2009, we announced plans with China National Tobacco Corporation to expand the acetate flake and tow capacity at the venture’s Nantong facility and in 2010 we received formal approval to expand flake and tow capacities, each by 30,000 tons. Our Chinese acetate ventures fund their operations using operating cash flow. For the years ended December 31, 2011 and 2010, we contributed $8 million and $12 million, respectively, to the Nantong expansion and expect to contribute an additional $9 million in 2012.
As a result of the previously announced closure of our acetate flake and tow manufacturing operations at the Spondon, Derby, United Kingdom site, we expect to record total expenses of $35 million to $45 million, consisting of $20 million for personnel-related exit costs and $20 million of other facility-related shutdown costs such as contract termination costs and accelerated depreciation of fixed assets. We expect that substantially all of the exit costs (except for accelerated depreciation of fixed assets of $15 million) will result in future cash expenditures. Cash outflows are expected to occur into 2013. For the year ended December 31, 2011, we recorded exit costs of $4 million related to personnel-related costs and $10 million of other plant shutdown costs. We expect the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom to occur during 2012. See Note 4 and Note 17 to the accompanying consolidated financial statements.
In addition to exit-related costs associated with the closure of the Spondon, Derby, United Kingdom acetate flake and tow manufacturing operations, we expect to incur capital expenditures in certain capacity and efficiency improvements, principally at our Lanaken, Belgium facility, to optimize our global production network. For the years ended December 31, 2011 and 2010, we incurred $26 million and $5 million, respectively, related to these capital projects and expect cash outflows of $13 million in 2012 related to the same projects.
As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters (“Boiler MACT”) regulations discussed in Item 1A. Risk Factors, we preliminarily estimate our costs in the US to exceed $100 million in total over the next four years, depending on the timing and requirements of final signed rule.
On a stand-alone basis, Celanese has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese generally will depend on the cash flow of its subsidiaries and their abilities to pay dividends and make other distributions to Celanese in order to meet its obligations, including obligations under its Series A common stock, senior credit facilities and its senior notes.
Cash Flows
Cash and cash equivalents as of December 31, 2011 were $682 million, which is a change of $58 million from December 31, 2010. As of December 31, 2011, $549 million of the $682 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations. Cash and cash equivalents as of December 31, 2010 were $740 million, which was a decrease of $514 million from December 31, 2009.

•	Net Cash Provided by Operating Activities
Cash flow provided by operating activities increased by $186 million for the year ended December 31, 2011 as compared to the same period in 2010. Cash flow provided by operations was positively impacted by the increase in earnings from continuing operations as well as lower cash taxes. The increase in cash provided by operations was partially offset by the impact of increases in trade working capital and higher pension contributions made during the year ended December 31, 2011 than in the prior year.

Cash flow provided by operating activities for the year ended December 31, 2010 decreased $144 million as compared to the same period in 2009. The increase in trade working capital and the increases in cash paid for taxes and legal settlements, which negatively affected cash provided by operating activities, more than offset the increase in earnings and the increase in cash from our foreign currency hedges.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $119 million for the year ended December 31, 2011 as compared to the same period in 2010. During the year ended December 31, 2011, we received $158 million from Fraport related to the relocation of our Kelsterbach, Germany Ticona operations. No such proceeds were received during the same period in 2010. In addition, in 2011 capital expenditures related to the relocation of our Kelsterbach, Germany Ticona operations were $108 million lower than in 2010. In 2011 we acquired a business primarily consisting of emulsions process technology from Crown Paints Limited for $8 million while in 2010 we incurred $46 million related to our acquisition of two product lines, Zenite® LCP and Thermx® PCT, from DuPont Performance Polymers. These decreases to cash used were partially offset by an increase in capital expenditures related to property, plant and equipment.

Net cash from investing activities decreased from a cash inflow of $31 million in 2009 to a cash outflow of $560 million for the same period in 2010. The decrease is primarily related to the receipt of proceeds of $412 million related to the Ticona Kelsterbach plant relocation and the receipt of $168 million for the sale of our PVOH business that were both received in 2009. There were no such proceeds in 2010. Adding to the decrease was cash outflows of $46 million incurred in 2010 related to our acquisition of two product lines from DuPont Performance Polymers as compared to the cash outflows for our FACT business acquired in 2009 which were $8 million.
Our cash outflows for capital expenditures were $349 million, $201 million and $176 million for the years ended December 31, 2011, 2010 and 2009, respectively, excluding amounts related to the relocation of our Ticona plant in Kelsterbach. Capital expenditures were primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives. Cash outflows for capital expenditures for our Ticona Kelsterbach plant relocation were $204 million, $312 million and $351 million for the years ended December 31, 2011, 2010, and 2009, respectively.

•	Net Cash Used in Financing Activities
Net cash used in financing activities decreased $135 million for the year ended December 31, 2011 from a cash outflow of $388 million in 2010 to a cash outflow of $253 million in 2011. The decrease in cash used in financing activities is primarily related to lower net borrowings and fewer stock repurchase transactions when compared to the same period in 2010. On May 6, 2011, we completed an offering of $400 million of 5.875% senior unsecured notes due 2021 (the “5.875% Notes”). We used the proceeds from the issuance of the 5.875% Notes and cash on hand to prepay the outstanding balance of $516 million on our Term B loan facility.

Net cash used in financing activities increased from a cash outflow of $112 million in 2009 to a cash outflow of $388 million for the same period in 2010. The $276 million increase primarily relates to the net pay down on long-term debt of $297 million and $48 million used to repurchase shares of the Company's Series A common stock.

In addition, exchange rate effects on cash and cash equivalents was an unfavorable currency impact of $2 million in 2011 compared to a unfavorable impact of $18 million in 2010 and a favorable impact of $63 million in 2009.
Debt and Other Obligations

•	Senior Notes
In September 2010, Celanese US completed an offering of $600 million aggregate principal amount of 6.625% senior unsecured notes due 2018 in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On April 14, 2011, Celanese US issued $600 million aggregate principal amount of 6.625% senior unsecured notes (the “6.625% Notes”) in exchange for tendered 6.625% senior unsecured notes issued under the private placement in an exchange offer registered under the Securities Act. The 6.625% Notes have substantially identical terms as the notes issued under the private placement except the transfer restrictions, registration rights and rights to increased interest in addition to the stated interest rate do not apply to the exchange notes. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).
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
Additionally, on May 6, 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the “5.875% Notes”) in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
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
The balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

As of December 31, 2011
(In $ millions)
Revolving credit facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600

Credit-linked revolving facility
Letters of credit issued	74
Available for borrowing	154
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
Our amended first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of December 31, 2011
	Maximum	Estimate	Estimate, If Fully Drawn	Borrowing Capacity
				(In $ millions)
First Lien Senior Secured Leverage Ratio	3.90 to 1.00	1.05 to 1.00	1.49 to 1.00	600
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
We are in compliance with all of the covenants related to our debt agreements as of December 31, 2011.

Share Capital
We have a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of Series A common stock, par value $0.0001 per share. On April 25, 2011, we announced that our Board of Directors approved a 20% increase in the Celanese quarterly Series A common stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.05 to $0.06 per share of Series A common stock on a quarterly basis, which equates to an increase from $0.20 to $0.24 per share of Series A common stock annually. The new dividend rate is applicable to dividends payable beginning in August 2011. On January 5, 2012, we declared a cash dividend of $0.06 per share on our Series A common stock amounting to $9 million. The cash dividends are for the period from November 1, 2011 to January 31, 2012 and will be paid on February 1, 2012 to holders of record as of January 18, 2012.
Our Board of Directors authorized the repurchase of our Common Stock as follows:

Date of Board Authorization	Authorization Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of December 31, 2011	629
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,			Total From February 2008 Through
	2011	2010	2009	December 31, 2011

Shares repurchased	652,016	1,667,592	—	12,082,808
Average purchase price per share	$46.99	$28.77	$—	$37.77
Amount spent on repurchased shares (in millions)	$31	$48	$—	$456
The purchase of treasury stock will reduce the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of stockholders’ equity.

Contractual Debt and Cash Obligations
The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2011.

			Payments due by period
	Total		Less Than 1 Year	Years 2 & 3	Years 4 & 5	After 5 Years
	(In $ millions)
Fixed contractual debt obligations
Senior notes	1,000		—	—	—	1,000
Term C loan facility	1,386		14	28	1,344	—
Interest payments on debt and other obligations	1,260	(1)	181	326	303	450
Capital lease obligations	248		12	27	34	175
Other debt	383	(2)	118	36	37	192
Total	4,277		325	417	1,718	1,817
Operating leases	335		58	95	76	106
Uncertain tax positions, including interest and penalties	252		70	—	—	182	(3)
Unconditional purchase obligations	3,428	(4)	748	1,280	730	670
Pension and other postretirement funding obligations	1,130	(5)	167	400	301	262
Environmental and asset retirement obligations	169		52	55	19	43
Total	9,591		1,420	2,247	2,844	3,080
_____________________
(1) We have outstanding interest rate swap agreements that expire on January 2, 2014, accounted for as cash flow hedges that have the economic effect of modifying the variable rate obligations associated with our term loans into fixed interest obligations. The impact of these interest rate swaps was factored into the calculation of the future interest payments on long-term debt. Future interest expense is calculated using the rate in effect on December 31, 2011.
(2) Other debt of $383 million is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and other bank obligations.
(3) Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to our uncertain tax obligations, including interest and penalties. These amounts are therefore reflected in “After 5 Years”.
(4) Unconditional purchase obligations primarily represent the take-or-pay provisions included in certain long-term purchase agreements. We do not expect to incur material losses under these arrangements. These amounts also include other purchase obligations such as maintenance and service agreements, energy and utility agreements, consulting contracts, software agreements and other miscellaneous agreements and contracts, obtained via a survey of the Company.

(5)	Excludes expected payments from non-qualified trusts related to nonqualified pension plans of $134 million.
Contractual Guarantees and Commitments
As of December 31, 2011, we have current standby letters of credit of $74 million and bank guarantees of $9 million outstanding which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements. In addition, the senior notes issued by Celanese US are guaranteed by Celanese and certain domestic subsidiaries of Celanese US. See Note 13 to the accompanying consolidated financial statements for a description of this guarantee and the guarantees under our senior credit facility.

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
Recoverability of Goodwill and Indefinite-Lived Assets
We test for impairment of goodwill at the reporting unit level. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by business segment management and the chief operating decision maker. Our operating business segments have been designated as our reporting units and include Advanced Engineered Materials, Acetate Products, Nutrinova, Emulsions, Celanese EVA Performance Polymers (formerly AT Plastics) and Acetyl Intermediates businesses. We assess the recoverability of the carrying value of our goodwill and other indefinite-lived intangible assets annually during the third quarter of our fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill and other indefinite-lived intangible assets is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.
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
Management tests indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates the Company's theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.
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
Valuation methodologies utilized to evaluate goodwill and indefinite-lived intangible, amortizable intangible and long-lived assets for impairment were consistent with prior periods. We periodically engage third-party valuation consultants to assist us with this process. Specific assumptions discussed above are updated at the date of each test to consider current industry and company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to the Company's assumptions. To the extent that changes in the current business environment result in adjusted management projections, impairment losses may occur in future periods.

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
We have pension and other postretirement benefit plans covering substantially all employees who meet eligibility requirements. With respect to its US qualified defined benefit pension plan, minimum funding requirements are determined by the Pension Protection Act of 2006. Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These assumptions include the discount rate, compensation levels, expected long-term rates of return on plan assets and trends in health care costs. In addition to the above mentioned assumptions, actuarial consultants use factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic benefit cost recorded in future periods.
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. A significant assumption used in determining our net periodic benefit cost is the expected long-term rate of return on plan assets. As of December 31, 2011, we assumed an expected long-term rate of return on plan assets of 8.5% for the US defined benefit pension plans, which represent approximately 82% and 86% of our fair value of pension plan assets and projected benefit obligation, respectively. On average, the actual return on the US qualified defined pension plans' assets over the long-term (20 years) has exceeded 8.5%.
We estimate a 25 basis point decline in the expected long-term rate of return for the US qualified defined benefit pension plan to increase net periodic benefit cost by an estimated $5 million in 2012. Another estimate that affects our pension and other postretirement net periodic benefit cost is the discount rate used in the annual actuarial valuations of pension and other postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate, used to determine the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. As of December 31, 2011, we decreased the discount rate to 4.6% from 5.30% as of December 31, 2010 for the US plans. We estimate that a 50 basis point decline in our discount rate will increase our annual net periodic benefit costs by an estimated $8 million, and increase our benefit obligations by approximately $170 million for our US pension plans. In addition, the same basis point decline in our discount rate will also increase our annual net periodic benefit costs and benefit obligations by less than $1 million and $9 million respectively, for our US postretirement medical plans. We estimate that a 50 basis point decline in the discount rate for the non-US pension and postretirement medical plans will increase pension and other postretirement annual net periodic benefit costs by approximately $1 million and less than $1 million, respectively, and will increase our benefit obligations by approximately $35 million and $2 million, respectively.
Other postretirement benefit plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The key determinants of the accumulated postretirement benefit obligation (“APBO”) are the discount rate and the healthcare cost trend rate. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing or decreasing the healthcare cost trend rate by one percentage point in each year would result in the APBO as of December 31, 2011 increasing by approximately $5 million and decreasing by $4 million, respectively. Additionally, increasing or decreasing the healthcare cost trend rate by one percentage point in each year would result in the 2011 postretirement benefit cost changing by less than $1 million.
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

Differences between actual rates of return of plan assets and the long-term expected rate of return on plan assets are generally not recognized in net periodic benefit cost in the year that the difference occurs. These differences are deferred and amortized into net periodic benefit cost over the average remaining future service of employees. We apply the long-term expected rate of return on plan assets to a market-related value of plan assets to stabilize variability in the plan asset values.

•	Accounting for Commitments and Contingencies
We are subject to a number of legal proceedings, lawsuits, claims, and investigations, incidental to the normal conduct of our business, relating to and including product liability, patent and intellectual property, commercial, contract, antitrust, past waste disposal practices, release of chemicals into the environment and employment matters, which are handled and defended in the ordinary course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable and reasonably estimable losses. Reasonable estimates involve judgments made by us after considering a broad range of information including: notifications, demands, settlements which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. With respect to environmental remediation liabilities, it is our policy to accrue through fifteen years, unless we have government orders or other agreements that extend beyond fifteen years. A determination of the amount of loss contingency required, if any, is assessed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) Topic 450, Contingencies, and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available.
Recent Accounting Pronouncements
See Note 3 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
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
Interest Rate Risk Management
We use interest rate swap agreements to manage the interest rate risk of our total debt portfolio and related overall cost of borrowing. To reduce the interest rate risk inherent in our variable rate borrowings, we utilize interest rate swap agreements to convert a portion of our variable rate borrowings to a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges.
Our US-dollar interest rate swap derivative arrangements are as follows:

As of December 31, 2011
Notional Value	Effective Date	Expiration Date	Fixed Rate(1)
(In $ millions)
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%
___________________________

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 13).

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate(1)
(In $ millions)
100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%
___________________________

(1)	Fixes the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 13).
Our Euro interest rate swap derivative arrangements are as follows:

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In € millions)
150	April 2, 2007	April 2, 2011	4.04%
___________________________

(1)	Fixes the EURIBOR portion of the Company’s Euro denominated variable rate borrowings (Note 13).
As of December 31, 2011, we had $1.1 billion, €219 million and CNY1.0 billion of variable rate debt and outstanding interest rate swap agreements with notional values of $1.1 billion that expire January 2, 2014, which are accounted for as cash flow hedges. These interest rate swap agreements have the economic effect of modifying the variable rate obligations into fixed interest obligations, which leaves $39 million, €219 million and CNY1.0 billion of variable rate debt subject to interest rate exposure. Accordingly, a 1% increase in interest rates would increase annual interest expense by $5 million. On February 1, 2012, the Company executed forward-starting interest rate swaps with a total notional amount of $500 million which are effective January 2, 2014 through January 2, 2016.
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

2012 Maturity
(In $ millions)
Currency
Euro	(348)
British pound sterling	(10)
Chinese renminbi	(84)
Mexican peso	19
Singapore dollar	43
Canadian dollar	42
Japanese yen	1
Brazilian real	(11)
Swedish krona	5
Other	5
Total	(338)
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
In addition, we occasionally enter into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the accompanying consolidated statements of operations. We recognized no gain or loss from these types of contracts during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, we did not have any open financial derivative contracts for commodities.

Item 8.  Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.
Quarterly Financial Information
CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2011	June 30, 2011		September 30, 2011		December 31, 2011
	(Unaudited) (In $ millions, except per share data)
Net sales	1,589	1,753		1,807		1,614
Gross profit	351	410		401		272
Other (charges) gains, net	3	(18)	(1)	(24)	(2)	(9)	(3)
Operating profit (loss)	188	209		196		97
Earnings (loss) from continuing operations before tax	180	280		201		94
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	138	205		167		96
Earnings (loss) from discontinued operations	4	(2)		—		(1)
Net earnings (loss)	142	203		167		95
Earnings (loss) per share — basic	0.91	1.30		1.07		0.61
Earnings (loss) per share — diluted	0.90	1.28		1.05		0.60

	Three Months Ended
	March 31, 2010		June 30, 2010	September 30, 2010		December 31, 2010
	(Unaudited) (In $ millions, except per share data)
Net sales	1,388		1,517	1,506		1,507
Gross profit	218		303	346		313
Other (charges) gains, net	(77)	(4)	(6)	36	(5)	1
Operating profit (loss)	(14)		156	221		140
Earnings (loss) from continuing operations before tax	(7)		224	191		130
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	13		163	147		103
Earnings (loss) from discontinued operations	1		(3)	(2)		(45)
Net earnings (loss)	14		160	145		58
Earnings (loss) per share — basic	0.07		1.02	0.93		0.37
Earnings (loss) per share — diluted	0.07		1.01	0.92		0.36
___________________________

(1)
Includes $16 million in costs and $4 million of employee termination benefits related to the relocation of the Company's Ticona Kelsterbach, Germany operations to Frankfurt Hoechst Industrial Park, Germany.

(2)
Includes $14 million in costs and $1 million of employee termination benefits related to the relocation of the Company's Ticona Kelsterbach, Germany operations to Frankfurt Hoechst Industrial Park, Germany, and a $7 million unfavorable settlement in a resolution of a commercial dispute.

(3)
Includes $4 million in costs and $3 million of employee termination benefits related to the relocation of the Company's Ticona Kelsterbach, Germany operations to Frankfurt Hoechst Industrial Park, Germany.

(4)
Includes $72 million in long-lived asset impairment losses. The long-lived asset impairment losses are associated with the proposed closure of the Spondon, Derby, United Kingdom acetate production facility.

(5)
Includes $18 million in net insurance recoveries, a $26 million reduction in plumbing legal reserves, and a $15 million favorable settlement in a resolution of a commercial dispute, partially offset by $16 million of employee termination costs related to the closures of the Pardies, France and Spondon, Derby, United Kingdom plant locations.

For a discussion of material events affecting performance in each quarter, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All amounts in the table above have been retroactively adjusted for the effects of discontinued operations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celanese Corporation:
We have audited Celanese Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Celanese Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celanese Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 10, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 10, 2012

Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the sections captioned “Proposal 1: Election of Directors,” “Corporate Governance” and “Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2012 Proxy Statement”). Information about executive officers of the Company is contained in Part I of this Annual Report.
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the sections captioned “Compensation Discussion and Analysis,” “Risk Assessment of Compensation Practices,” “Compensation Tables,” “Potential Payments upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of the 2012 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned “Stock Ownership Information - Principal Stockholders and Beneficial Owners” of the 2012 Proxy Statement.
Equity Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plans
The following information is provided as of December 31, 2011 with respect to equity compensation plans:

	Number of Securities to be Issued upon Exercise of Outstanding Options,		Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities
Plan Category	Warrants and Rights		Warrants and Rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,420,463	(1)	$29.37	15,781,658	(2)
Equity compensation plans not approved by security holders(3)	4,319,185	(4)	$17.68	—
Total	7,739,648			15,781,658
___________________________

(1)
Includes 2,067,520 restricted stock units granted under the Celanese Corporation 2009 Global Incentive Plan (the “2009 Plan”), including shares that may be issued pursuant to outstanding performance-based restricted stock units, assuming the target award is met; actual shares may vary, depending on actual performance. Upon vesting, a share of the Company's Series A Common Stock is issued for each restricted stock unit. Column (b) does not take these awards into account because they do not have an exercise price.

(2)
Includes shares available for future issuance under the Celanese Corporation 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 (the “ESPP”). As of December 31, 2011, an aggregate of 14,000,000 shares of our Series A Common Stock were available for future issuance under the ESPP. No shares have been offered for purchase under the ESPP as of December 31, 2011.

(3)
The shares to be issued under plans not approved by stockholders relate to either the Celanese Corporation 2004 Stock Incentive Plan (the “2004 Plan”), which is our former broad-based stock incentive plan for executive officers, key employees and directors. No further awards were made pursuant to the 2004 Plan upon stockholder approval of the 2009 Plan in April 2009. The 2004 Plan and the 2009 Plan are described in more detail in Note 19 of the accompanying notes to the consolidated financial statements. Additionally, there are 37,176 shares of phantom stock for compensation for director services deferred by certain of our non-employee directors under the 2008 Deferred Compensation Plan which are not reflected in column (a). Each share of phantom stock represents the right to receive one share of Series A Common Stock.

(4)
Includes 126,798 restricted stock units granted under the 2004 Plan, including shares that may be issued pursuant to outstanding performance-based restricted stock units, assuming the target award is met; actual shares may vary, depending on actual performance. Upon vesting, a share of the Company's Series A Common Stock is issued for each restricted stock unit. Column (b) does not take these awards into account because they do not have an exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence” of the 2012 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the section captioned “Proposal 4: Ratification of Independent Registered Public Accounting Firm” of the 2012 Proxy Statement.
PART IV
Item 15.  Exhibits, Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 73 of this Annual Report on Form 10-K.
2.  Financial Statement Schedules.
The financial statement schedules required by this item are included as Exhibits to this Annual Report on Form 10-K.
3.  Exhibit List.
See Index to Exhibits following our consolidated financial statements contained in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CELANESE CORPORATION

By:	/s/ David N. Weidman
Name:	David N. Weidman
Title:	Chairman of the Board of Directors and Chief Executive Officer
Date: February 10, 2012
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Sterin and Christopher W. Jensen, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that any such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Weidman	Director, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	February 10, 2012
David N. Weidman

/s/ Steven M. Sterin	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 10, 2012
Steven M. Sterin

/s/ Christopher W. Jensen	Senior Vice President, Finance (Principal Accounting Officer)	February 10, 2012
Christopher W. Jensen

/s/ James E. Barlett	Director	February 10, 2012
James E. Barlett

/s/ David F. Hoffmeister	Director	February 10, 2012
David F. Hoffmeister

/s/ Martin G. McGuinn	Director	February 10, 2012
Martin G. McGuinn

Signature	Title	Date

/s/ Paul H. O’Neill	Director	February 10, 2012
Paul H. O’Neill

/s/ Mark C. Rohr	Director	February 10, 2012
Mark C. Rohr

/s/ Daniel S. Sanders	Director	February 10, 2012
Daniel S. Sanders

/s/ Farah M. Walters	Director	February 10, 2012
Farah M. Walters

/s/ John K. Wulff	Director	February 10, 2012
John K. Wulff

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celanese Corporation:

We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celanese Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 10, 2012

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In $ millions, except share and per share data)
Net sales	6,763	5,918	5,082
Cost of sales	(5,329)	(4,738)	(4,079)
Gross profit	1,434	1,180	1,003
Selling, general and administrative expenses	(536)	(505)	(474)
Amortization of intangible assets	(62)	(61)	(77)
Research and development expenses	(96)	(70)	(70)
Other (charges) gains, net	(48)	(46)	(136)
Foreign exchange gain (loss), net	—	(3)	2
Gain (loss) on disposition of businesses and assets, net	(2)	8	42
Operating profit (loss)	690	503	290
Equity in net earnings (loss) of affiliates	192	168	99
Interest expense	(221)	(204)	(207)
Refinancing expense	(3)	(16)	—
Interest income	3	7	8
Dividend income - cost investments	80	73	57
Other income (expense), net	14	7	4
Earnings (loss) from continuing operations before tax	755	538	251
Income tax (provision) benefit	(149)	(112)	243
Earnings (loss) from continuing operations	606	426	494
Earnings (loss) from operation of discontinued operations	2	(80)	6
Gain (loss) on disposition of discontinued operations	—	2	—
Income tax (provision) benefit from discontinued operations	(1)	29	(2)
Earnings (loss) from discontinued operations	1	(49)	4
Net earnings (loss)	607	377	498
Net (earnings) loss attributable to noncontrolling interests	—	—	—
Net earnings (loss) attributable to Celanese Corporation	607	377	498
Cumulative preferred stock dividends	—	(3)	(10)
Net earnings (loss) available to common stockholders	607	374	488
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	606	426	494
Earnings (loss) from discontinued operations	1	(49)	4
Net earnings (loss)	607	377	498
Earnings (loss) per common share - basic
Continuing operations	3.88	2.73	3.37
Discontinued operations	0.01	(0.31)	0.03
Net earnings (loss) - basic	3.89	2.42	3.40
Earnings (loss) per common share - diluted
Continuing operations	3.81	2.69	3.14
Discontinued operations	0.01	(0.31)	0.03
Net earnings (loss) - diluted	3.82	2.38	3.17
Weighted average shares - basic	156,204,077	154,564,136	143,688,749
Weighted average shares - diluted	158,947,834	158,372,192	157,115,521

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Net earnings (loss)	607	377	498
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	(1)	(3)
Foreign currency translation	(27)	37	5
Unrealized gain (loss) on interest rate swaps	27	17	15
Pension and postretirement benefits	(180)	(63)	(97)
Total other comprehensive income (loss), net of tax	(180)	(10)	(80)
Total comprehensive income (loss), net of tax	427	367	418
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	427	367	418

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(In $ millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	682	740
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2011: $9; 2010: $12)	871	827
Non-trade receivables, net	235	253
Inventories	712	610
Deferred income taxes	104	92
Marketable securities, at fair value	64	78
Assets held for sale	—	9
Other assets	35	59
Total current assets	2,703	2,668
Investments in affiliates	824	838
Property, plant and equipment (net of accumulated depreciation - 2011: $1,316; 2010: $1,131)	3,269	3,017
Deferred income taxes	421	443
Other assets	344	289
Goodwill	760	774
Intangible assets, net	197	252
Total assets	8,518	8,281
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	144	228
Trade payables - third party and affiliates	673	673
Other liabilities	539	596
Deferred income taxes	17	28
Income taxes payable	12	17
Total current liabilities	1,385	1,542
Long-term debt	2,873	2,990
Deferred income taxes	92	116
Uncertain tax positions	182	273
Benefit obligations	1,492	1,359
Other liabilities	1,153	1,075
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2011 and 2010: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2011: 179,385,105 issued and 156,463,811 outstanding; 2010: 178,028,571 issued and 155,759,293 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2011 and 2010: 0 issued and outstanding)	—	—
Treasury stock, at cost (2011: 22,921,294 shares; 2010: 22,269,278 shares)	(860)	(829)
Additional paid-in capital	627	574
Retained earnings	2,424	1,851
Accumulated other comprehensive income (loss), net	(850)	(670)
Total Celanese Corporation stockholders’ equity	1,341	926
Noncontrolling interests	—	—
Total equity	1,341	926
Total liabilities and equity	8,518	8,281

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Preferred stock
Balance as of the beginning of the period	—	—	9,600,000	—	9,600,000	—
Redemption of preferred stock	—	—	(9,600,000)	—	—	—
Balance as of the end of the period	—	—	—	—	9,600,000	—
Series A common stock
Balance as of the beginning of the period	155,759,293	—	144,394,069	—	143,505,708	—
Conversion of preferred stock	—	—	12,084,942	—	—	—
Redemption of preferred stock	—	—	7,437	—	—	—
Stock option exercises	842,342	—	800,347	—	806,580	—
Purchases of treasury stock	(652,016)	—	(1,667,592)	—	—	—
Stock awards	514,192	—	140,090	—	81,781	—
Balance as of the end of the period	156,463,811	—	155,759,293	—	144,394,069	—
Treasury stock
Balance as of the beginning of the period	22,269,278	(829)	20,601,686	(781)	20,601,686	(781)
Purchases of treasury stock, including related fees	652,016	(31)	1,667,592	(48)	—	—
Balance as of the end of the period	22,921,294	(860)	22,269,278	(829)	20,601,686	(781)
Additional paid-in capital
Balance as of the beginning of the period		574		522		495
Stock-based compensation, net of tax		17		19		13
Stock option exercises, net of tax		36		33		14
Balance as of the end of the period		627		574		522
Retained earnings
Balance as of the beginning of the period		1,851		1,505		1,040
Net earnings (loss) attributable to Celanese Corporation		607		377		498
Series A common stock dividends		(34)		(28)		(23)
Preferred stock dividends		—		(3)		(10)
Balance as of the end of the period		2,424		1,851		1,505
Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(670)		(660)		(580)
Other comprehensive income (loss)		(180)		(10)		(80)
Balance as of the end of the period		(850)		(670)		(660)
Total Celanese Corporation stockholders’ equity		1,341		926		586
Noncontrolling interests
Balance as of the beginning of the period		—		—		2
Divestiture of noncontrolling interests		—		—		(2)
Net earnings (loss) attributable to noncontrolling interests		—		—		—
Balance as of the end of the period		—		—		—
Total equity		1,341		926		586

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Operating activities
Net earnings (loss)	607	377	498
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(6)	(5)	73
Depreciation, amortization and accretion	311	300	319
Deferred income taxes, net	93	15	(402)
(Gain) loss on disposition of businesses and assets, net	1	(8)	(40)
Refinancing expense	3	16	—
Other, net	56	11	12
Operating cash provided by (used in) discontinued operations	(9)	8	(2)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(83)	(90)	(79)
Inventories	(112)	(98)	30
Other assets	17	9	9
Trade payables - third party and affiliates	22	19	104
Other liabilities	(262)	(102)	74
Net cash provided by (used in) operating activities	638	452	596
Investing activities
Capital expenditures on property, plant and equipment	(349)	(201)	(176)
Acquisitions, net of cash acquired	(8)	(46)	(9)
Proceeds from sale of businesses and assets, net	6	26	171
Deferred proceeds from Ticona Kelsterbach plant relocation	159	—	412
Capital expenditures related to Ticona Kelsterbach plant relocation	(204)	(312)	(351)
Proceeds from sale of marketable securities	—	—	15
Other, net	(45)	(27)	(31)
Net cash provided by (used in) investing activities	(441)	(560)	31
Financing activities
Short-term borrowings (repayments), net	(16)	(16)	(9)
Proceeds from long-term debt	411	600	—
Repayments of long-term debt	(591)	(897)	(80)
Refinancing costs	(8)	(24)	(3)
Purchases of treasury stock, including related fees	(31)	(48)	—
Stock option exercises	20	14	14
Series A common stock dividends	(34)	(28)	(23)
Preferred stock dividends	—	(3)	(10)
Other, net	(4)	14	(1)
Net cash provided by (used in) financing activities	(253)	(388)	(112)
Exchange rate effects on cash and cash equivalents	(2)	(18)	63
Net increase (decrease) in cash and cash equivalents	(58)	(514)	578
Cash and cash equivalents as of beginning of period	740	1,254	676
Cash and cash equivalents as of end of period	682	740	1,254

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
Definitions
In this Annual Report on Form 10-K (“Annual Report”), the term “Celanese” refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term “Celanese US” refers to the Company's subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
Basis of Presentation
The consolidated financial statements contained in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The consolidated financial statements and other financial information included in this Annual Report, unless otherwise specified, have been presented to separately show the retroactive effects of discontinued operations.
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
For those consolidated subsidiaries in which the Company's ownership is less than 100%, the outside stockholders' interests are shown as noncontrolling interests.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, Investments - Equity Method and Joint Ventures (“FASB ASC Topic 323”), stipulates that the equity method should be used to account for investments whereby an investor has “the ability to exercise significant influence over operating and financial policies of an investee”, but does not exercise control. FASB ASC Topic 323 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. FASB ASC Topic 323 lists circumstances under which, despite 20% ownership, an investor may not be able to exercise significant influence. Certain investments where the Company owns greater than a 20% ownership interest are accounted for under the cost method of accounting because the Company cannot exercise significant influence or control. The Company determined that it cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on the Company's involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with US GAAP.
In certain instances, the financial information of the Company's equity investees is not available on a timely basis. Accordingly, the Company records its proportional share of the investee's earnings or losses on a consistent lag of no more than one quarter.
The Company assesses the recoverability of the carrying value of its investments whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. A loss in value of an equity method or cost method investment which is other than a temporary decline will be recognized as the difference between the carrying amount of the investment and its fair value.
The Company's estimates of fair value are determined based on a discounted cash flow model. The Company periodically engages third-party valuation consultants to assist with this process.

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
Assets acquired in business combinations are recorded at their fair values and depreciated over the assets' remaining useful lives or the Company's policy lives, whichever is shorter.
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
Customer-related intangible assets and other intangibles with finite lives are amortized on a straight-line basis over their estimated useful lives. The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”), trademarks and trade names and other indefinite-lived intangible assets are not amortized, but rather tested for impairment, at least annually. The Company tests for goodwill and indefinite-lived intangible asset impairment during the third quarter of its fiscal year using June 30 balances.
The Company assesses the recoverability of the carrying value of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other (“FASB ASC Topic 350”). Impairment losses are recorded primarily to Other (charges) gains, net.
The Company measures recoverability of goodwill for each reporting unit using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurement (“FASB ASC Topic 820”). The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company periodically engages third-party valuation consultants to assist with this process. The valuation consultants assess fair value by equally weighting a combination of two market approaches (market multiple analysis and comparable transaction analysis) and the discounted cash flow approach.

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
Management tests indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset which is classified as a Level 3 measurement under FASB ASC Topic 820. The relief from royalty method estimates the Company's theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted-average cost of capital (“WACC”) considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.
The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property, plant and equipment as described above. Impairment losses are recorded primarily to Other (charges) gains, net.

•	Financial instruments
The Company manages its exposures to currency exchange rates, interest rates and commodity prices through a risk management program that includes the use of derivative financial instruments. The Company does not use derivative financial instruments for speculative trading purposes. The fair value of all derivative instruments is recorded as an asset or liability at the balance sheet date. Changes in the fair value of these instruments are reported in earnings or Accumulated other comprehensive income (loss), net, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC Topic 815”).
Gains and losses on derivative instruments qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss), net, to the extent the hedges are effective, until the underlying transactions are recognized in earnings. To the extent effective, gains and losses on derivative and non-derivative instruments used as hedges of the Company's net investment in foreign operations are recorded in Accumulated other comprehensive income (loss), net as part of the foreign currency translation adjustment. The ineffective portions of cash flow hedges and hedges of net investment in foreign operations, if any, are recognized in earnings immediately. Derivative instruments not designated as hedges are marked to market at the end of each accounting period with the change in fair value recorded in earnings.

•	Concentrations of credit risk
The Company is exposed to credit risk in the event of nonpayment by customers and counterparties. The creditworthiness of customers and counterparties is subject to continuing review, including the use of master netting agreements, where the Company deems appropriate. The Company minimizes concentrations of credit risk through diverse customers across many different industries and geographies. In addition, credit risk arising from derivative instruments is not significant because the counterparties to these contracts are primarily major international financial institutions and, to a lesser extent, major chemical companies. Where appropriate, the Company has diversified its selection of counterparties. Generally, collateral is not required from customers and counterparties and allowances are provided for specific risks inherent in receivables.

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
An environmental reserve related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These reserves do not take into account any claims or recoveries from insurance. The measurement of environmental liabilities is based on the Company's periodic estimate of what it will cost to perform each of the elements of the remediation effort. The Company utilizes third parties to assist in the management and development of cost estimates for its sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur.

•	Legal fees
The Company accrues for legal fees related to loss contingency matters when the costs associated with defending these matters can be reasonably estimated and are probable of occurring. All other legal fees are expensed as incurred.

•	Revenue recognition
The Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products, and provided that four basic criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Should changes in conditions cause the Company to determine revenue recognition criteria are not met for certain transactions, revenue recognition would be delayed until such time that the transactions become realizable and fully earned. Payments received in advance of meeting the above revenue recognition criteria are recorded as deferred revenue. Shipping and handling fees billed to customers in a sales transaction are recorded in Net sales and shipping and handling costs incurred are recorded in Cost of sales.

•	Research and development
The costs of research and development are charged as an expense in the period in which they are incurred.

•	Insurance loss reserves
The Company has two wholly-owned insurance companies (the “Captives”) that are used as a form of self insurance for liability and workers compensation risks. The Captives enter into reinsurance arrangements to reduce their risk of loss. The reinsurance arrangements do not relieve the Captives from their obligations to policyholders. Failure of the reinsurers to honor their obligations could result in losses to the Captives. The Captives evaluate the financial condition of their reinsurers and monitor concentrations of credit risk to minimize their exposure to significant losses from reinsurer insolvencies and to establish allowances for amounts deemed non-collectible.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax (provision) benefit in the consolidated statement of operations.

•	Functional and reporting currencies
For the Company's international operations where the functional currency is other than the US dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of Accumulated other comprehensive income (loss), net.
3. Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under the new requirements, entities must disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. The Company expects to comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013.
In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan, an amendment to FASB ASC Subtopic 715-80, Compensation-Retirement Benefits-Multiemployer Plans. The update requires additional disclosures regarding the significant multiemployer plans in which an employer participates, the level of an employer's participation including contributions made, and whether the contributions made represent more than 5% of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant multiemployer plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The Company adopted ASU 2011-09 beginning December 15, 2011 and amendments have been applied retrospectively for all prior periods presented.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, an amendment to FASB ASC Topic 350, Intangibles - Goodwill and Other. The update provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test as described in FASB ASC Topic 350. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period. The ASU is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The Company did not early adopt the provisions of this ASU; however, the Company's annual goodwill impairment testing did not result in an impairment charge (Note 10). Accordingly, the Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, an amendment to FASB ASC Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income, however, in December 2011 the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company adopted ASU 2011-05 and ASU 2011-12 beginning December 15, 2011 and amendments have been applied retrospectively for all prior periods presented.
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
4. Acquisitions, Dispositions, Ventures and Plant Closures
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
In May 2010, the Company acquired Zenite® liquid crystal polymer (“LCP”) and Thermx® polycyclohexylene-dimethylene terephthalate (“PCT”) product lines from DuPont Performance Polymers. The acquisition continues to build upon the Company’s position as a global supplier of high performance materials and technology-driven applications. These product lines broaden the Company’s Ticona Engineering Polymers offerings within its Advanced Engineered Materials segment, enabling the Company to respond to a globalizing customer base, especially in the high growth electrical and electronics applications.
In connection with the acquisition, the Company committed to purchase certain inventories at a future date. As of December 31, 2011, the Company purchased $12 million of inventories and has no further commitment to purchase additional inventories pursuant to the acquisition agreement.
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
Ventures
The Company indirectly owns a 25% interest in its National Methanol Company (“Ibn Sina”) affiliate through CTE Petrochemicals Company (“CTE”), a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25% of Ibn Sina). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation (“SABIC”). SABIC and CTE entered into the Ibn Sina joint venture agreement in 1981. In April 2010, the Company announced that Ibn Sina will construct a 50,000 ton per year polyacetal (“POM”) production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. Upon successful startup of the POM facility, the Company’s indirect economic interest in Ibn Sina will increase from 25% to 32.5% although the Company's indirect ownership interest will remain unchanged. SABIC’s economic and ownership interest will remain unchanged. The Ibn Sina equity method investment is included in the Advanced Engineered Materials segment.
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
The exit costs and plant shutdown costs related to the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 17) are as follows:

	Year Ended December 31,
	2011	2010
	(In $ millions)
Employee termination benefits	(4)	(15)
Asset impairments	—	(72)
Total exit costs recorded to Other (charges) gains, net	(4)	(87)

Accelerated depreciation	(7)	(6)
Other	(3)	—
Total plant shutdown costs	(10)	(6)
• Pardies, France
In July 2009, the Company completed the consultation process with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company ceased all manufacturing operations and associated activities in December 2009. The Pardies, France operations are included in the Acetyl Intermediates segment.
The exit costs and plant shutdown costs related to the Project of Closure (Note 17) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Employee termination benefits	(4)	(6)	(60)
Asset impairments	—	(1)	(12)
Contract termination costs	—	(3)	(17)
Reindustrialization costs	—	(3)	—
Other	—	1	—
Total exit costs recorded to Other (charges) gains, net	(4)	(12)	(89)

Gain (loss) on disposition of assets, net	1	—	—
Inventory write-offs	—	(4)	—
Accelerated depreciation	—	—	(9)
Other	(4)	(8)	(8)
Total plant shutdown costs	(3)	(12)	(17)

5. Marketable Securities, at Fair Value
The Captives and nonqualified pension trusts hold available-for-sale securities for capitalization and funding requirements, respectively.
Realized gains (losses) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Realized gain on sale of securities	—	8	5
Realized loss on sale of securities	—	—	—
Net realized gain (loss) on sale of securities	—	8	5
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In $ millions)
Mutual funds	64	—	—	64
As of December 31, 2011	64	—	—	64

US corporate debt securities	1	—	—	1
Mutual funds	77	—	—	77
As of December 31, 2010	78	—	—	78
See Note 22, Fair Value Measurements, for additional information regarding the fair value of the Company's marketable securities.
6. Receivables, Net

	As of December 31,
	2011	2010
	(In $ millions)
Trade receivables - third party and affiliates	880	839
Allowance for doubtful accounts - third party and affiliates	(9)	(12)
Trade receivables - third party and affiliates, net	871	827

	As of December 31,
	2011	2010
	(In $ millions)
Non-income taxes receivable	82	82
Reinsurance receivables	24	31
Income taxes receivable	66	60
Other	64	81
Allowance for doubtful accounts - other	(1)	(1)
Non-trade receivables, net	235	253

7. Inventories

	As of December 31,
	2011	2010
	(In $ millions)
Finished goods	511	442
Work-in-process	38	31
Raw materials and supplies	163	137
Total	712	610
8. Investments in Affiliates
The Company is a party to various transactions with affiliated companies. Entities in which the Company has an investment accounted for under the cost or equity method of accounting are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership Percentage as of		Carrying Value as of		Share of Earnings (Loss) Year Ended			Dividends and Other Distributions Year Ended
	December 31,		December 31,		December 31,			December 31,
	2011	2010	2011	2010	2011	2010	2009	2011	2010	2009
	(In percentages)		(In $ millions)
Advanced Engineered Materials
Ibn Sina	25	25	54	53	112	81	51	(111)	(84)	(41)
Fortron Industries LLC	50	50	87	79	7	5	(3)	—	—	—
Korea Engineering Plastics Co., Ltd.	50	50	150	153	23	20	14	(22)	(20)	(10)
Polyplastics Co., Ltd.	45	45	202	229	19	37	15	(45)	(10)	(4)
Una SA(1)	—	50	—	3	—	1	—	(3)	—	—
Other Activities
InfraServ GmbH & Co. Gendorf KG	39	39	33	27	10	4	3	(3)	(2)	(5)
InfraServ GmbH & Co. Hoechst KG	32	32	125	128	16	16	15	(16)	(18)	(14)
InfraServ GmbH & Co. Knapsack KG	27	27	21	22	5	4	5	(5)	(4)	(4)
Consumer Specialties
Sherbrooke Capital Health and Wellness, L.P.(2)	10	10	5	5	—	—	(1)	—	—	—
Total			677	699	192	168	99	(205)	(138)	(78)
_____________________
(1) The Company divested this investment in March 2011.
(2) The Company accounts for its ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

Financial information for Ibn Sina is not provided to the Company on a timely basis and as a result, the Company's proportional share is reported on a one quarter lag. Accordingly, summarized financial information of Ibn Sina presented below is as of and for the 12 months ended September 30 as follows:

	2011	2010
	(In $ millions)
Current assets	350	226
Noncurrent assets	210	202
Current liabilities	162	108
Noncurrent liabilities	41	39

	2011	2010	2009
	(In $ millions)
Revenues	1,204	923	630
Gross profit	546	403	256
Net income	481	357	222
Cost Method
Cost method investments and ownership interests by business segment are as follows:

	Ownership Percentage as of		Carrying Value as of		Dividend Income for the Year Ended
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010	2009
	(In percentages)		(In $ millions)
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	12	11	10
Nantong Cellulose Fibers Co. Ltd.	31	31	97	89	56	51	38
Zhuhai Cellulose Fibers Co. Ltd.	30	30	14	14	10	9	8
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	6	6	2	2	1
Other			16	16	—	—	—
Total			147	139	80	73	57
Transactions with Affiliates
Transactions with affiliates are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Purchases	190	169	143
Sales	10	8	6
Interest income	1	1	1
Interest expense	—	—	1

Balances with affiliates are as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Trade receivables	—	3
Non-trade receivables	15	20
Total due from affiliates	15	23
Short-term borrowings	34	48
Trade payables	4	16
Current Other liabilities	8	8
Total due to affiliates	46	72
The Company has agreements with certain affiliates, primarily real estate service companies (“InfraServ Entities”) (Note 15), whereby excess affiliate cash is lent to and managed by the Company, at variable interest rates governed by those agreements.
9. Property, Plant and Equipment, Net

	As of December 31,
	2011	2010
	(In $ millions)
Land	56	57
Land improvements	41	39
Buildings and building improvements	636	334
Machinery and equipment	3,473	2,589
Construction in progress	379	1,129
Gross asset value	4,585	4,148
Accumulated depreciation	(1,316)	(1,131)
Total	3,269	3,017
Assets under capital leases, net, included in the amounts above are as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Buildings	33	23
Machinery and equipment	274	263
Accumulated depreciation	(96)	(74)
Total	211	212
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Capitalized interest	4	2	2
Depreciation expense	232	195	213
During 2011, 2010 and 2009, certain long-lived assets were impaired (Note 4 and Note 17).

10. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2009
Goodwill	263	257	35	243	798
Accumulated impairment losses	—	—	—	—	—
Total	263	257	35	243	798
Acquisitions (Note 4)	13	—	—	—	13
Reallocation of Ibn Sina goodwill(1)	34	—	—	(34)	—
Exchange rate changes	(11)	(8)	—	(18)	(37)
As of December 31, 2010
Goodwill	299	249	35	191	774
Accumulated impairment losses	—	—	—	—	—
Total	299	249	35	191	774
Acquisitions (Note 4)	—	—	1	—	1
Exchange rate changes	(5)	(3)	(1)	(6)	(15)
As of December 31, 2011
Goodwill	294	246	35	185	760
Accumulated impairment losses	—	—	—	—	—
Total	294	246	35	185	760
_____________________
(1) Effective April 2010, the Company moved its investment in its Ibn Sina affiliate from its Acetyl Intermediates segment to its Advanced Engineered Materials segment to reflect the change in the affiliate's business dynamics and growth opportunities as a result of the future construction of a POM facility (Note 4).
In connection with the Company's annual goodwill impairment test performed during the three months ended September 30, 2011 using June 30 balances, the Company did not record an impairment loss related to goodwill as the estimated fair value for each of the Company's reporting units exceeded the carrying value of the underlying assets by a substantial margin. No events or changes in circumstances occurred during the three months ended December 31, 2011 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net

	Trademarks and Trade Names	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2009	83	29	552	13	12	689
Acquisitions	9	—	6	7	11	33
Exchange rate changes	(4)	1	(32)	—	—	(35)
As of December 31, 2010	88	30	526	20	23	687
Acquisitions (Note 4)	—	—	—	7	—	7
Exchange rate changes	(2)	2	(13)	—	(1)	(14)
As of December 31, 2011	86	32	513	27	22	680

Accumulated Amortization
As of December 31, 2009	(5)	(6)	(362)	(11)	(11)	(395)
Amortization	—	(3)	(54)	(1)	(3)	(61)
Exchange rate changes	—	(1)	21	1	—	21
As of December 31, 2010	(5)	(10)	(395)	(11)	(14)	(435)
Amortization	—	(3)	(52)	(3)	(4)	(62)
Exchange rate changes	—	—	14	—	—	14
As of December 31, 2011	(5)	(13)	(433)	(14)	(18)	(483)
Net book value	81	19	80	13	4	197
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2012	48
2013	30
2014	19
2015	8
2016	5
The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization expense is recorded on these intangible assets.
In connection with the Company's annual indefinite-lived intangible assets impairment test performed during the three months ended September 30, 2011 using June 30 balances, the Company did not record an impairment loss to indefinite-lived intangible assets as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying asset. No events or changes in circumstances occurred during the three months ended December 31, 2011 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period. For the year ended December 31, 2011, the Company did not renew or extend any intangible assets.

11. Current Other Liabilities

	As of December 31,
	2011	2010
	(In $ millions)
Salaries and benefits	101	111
Environmental (Note 15)	25	16
Restructuring (Note 17)	44	57
Insurance	19	27
Asset retirement obligations	22	31
Derivatives (Note 21)	26	69
Current portion of benefit obligations (Note 14)	47	49
Interest	25	29
Sales and use tax/foreign withholding tax payable	16	15
Uncertain tax positions (Note 18)	70	15
Other	144	177
Total	539	596
12. Noncurrent Other Liabilities

	As of December 31,
	2011	2010
	(In $ millions)
Environmental (Note 15)	71	85
Insurance	64	69
Deferred revenue	40	46
Deferred proceeds(1)	892	781
Asset retirement obligations	42	46
Derivatives (Note 21)	13	14
Income taxes payable	2	4
Other	29	30
Total	1,153	1,075
___________________________
(1) Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to relocate its Kelsterbach, Germany Ticona operations, included in the Advanced Engineered Materials segment, to a new site (Note 27). Such proceeds will be deferred until the transfer of title to the Frankfurt, Germany Airport. The Company recognized $8 million of deferred proceeds during the three months ended June 30, 2011 related to the completed sale of its Pampa, Texas facility included in the Acetyl Intermediates segment. Plant assets with a net book value of $9 million related to the Company's Pampa, Texas facility were included in Assets held for sale in the consolidated balance sheet as of December 31, 2010.

Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Balance at beginning of year	77	67	49
Additions(1)	—	—	14
Accretion	3	3	2
Payments	(10)	(15)	(14)
Revisions to cash flow estimates(2)	(5)	23	15
Exchange rate changes	(1)	(1)	1
Balance at end of year	64	77	67
______________________________
(1) Primarily relates to sites and impaired long-lived assets (Note 17) which management no longer considers to have an indeterminate life.
(2) Primarily relates to revisions to the estimated cost of future plant closures.
Included in the asset retirement obligations for the years ended December 31, 2011 and 2010 is $10 million and $10 million, respectively, related to a business acquired in 2005. The Company has a corresponding receivable of $8 million included in noncurrent Other assets and $2 million in Non-trade receivables, net in the consolidated balance sheet as of December 31, 2011.
Periodically, the Company will conclude a site no longer has an indeterminate life based on long-lived asset impairment triggering events and decisions made by the Company. Accordingly, the Company will record asset retirement obligations associated with such sites. To measure the fair value of the asset retirement obligations, the Company will use the expected present value technique which is classified as a Level 3 measurement under FASB ASC Topic 820. The expected present value technique uses a set of cash flows that represent the probability-weighted average of all possible cash flows based on the Company's judgment. The Company uses the following inputs to determine the fair value of the asset retirement obligations based on the Company's experience with fulfilling obligations of this type and the Company's knowledge of market conditions: a) labor costs; b) allocation of overhead costs; c) profit on labor and overhead costs; d) effect of inflation on estimated costs and profits; e) risk premium for bearing the uncertainty inherent in cash flows, other than inflation; f) time value of money represented by the risk-free interest rate commensurate with the timing of the associated cash flows; and g) nonperformance risk relating to the liability which includes the Company's own credit risk.
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
13. Debt

	As of December 31,
	2011	2010
	(In $ millions)
Short term borrowings and current installments of long-term debt - third party and affiliates
Current installments of long-term debt	38	74
Short-term borrowings, including amounts due to affiliates, weighted average interest rate - 2011: 4.3%; 2010: 3.3%	106	154
Total	144	228

	As of December 31,
	2011	2010
	(In $ millions)
Long-term debt
Senior credit facilities
Term B loan facility due 2014	—	508
Term C loan facility due 2016	1,386	1,409
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	—
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	182	181
Obligations under capital leases due at various dates through 2054	248	245
Other bank obligations, interest rates ranging from 6.1% to 6.7%, due at various dates through 2017	95	121
Subtotal	2,911	3,064
Current installments of long-term debt	(38)	(74)
Total	2,873	2,990
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
As a result of the Term B loan payoff by the issuance of the 5.875% Notes, the Company accelerated amortization of deferred financing costs of $3 million which is recorded as Refinancing expense in the consolidated statements of operations. In addition, the Company recorded deferred financing costs of $8 million which are being amortized over the term of the 5.875% Notes.
Amortization of deferred financing costs is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Interest expense	4	7	7
Net deferred financing costs are as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Noncurrent Other assets	28	27
Borrowings under the Amended Credit Agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus a margin. The margin may increase or decrease 0.25% based on the following:

		Estimated Margin
	Estimated Margin as of	Decreases .25%	Increases .25%	Estimated Total Net Leverage Ratio as of
	December 31, 2011	If the Estimated Total Net Leverage is:		December 31, 2011
Credit-linked revolving facility	1.50%	not applicable	> 2.25:1.00	1.56
Term C	2.75%	< = 1.75:1.00	> 2.25:1.00	1.56
The margin for borrowings under the revolving credit facility is currently 2.5% above LIBOR or EURIBOR, as applicable, subject to increase or reduction in certain circumstances based on changes in the Company’s corporate credit ratings. Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. In addition, the Company pays quarterly commitment fees on the unused portions of the revolving credit facility and credit-linked revolving facility of 0.25% and 1.50% per annum, respectively.

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
The Company’s first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of December 31, 2011
	Maximum	Estimate	Estimate, if Fully Drawn	Borrowing Capacity
				(In $ millions)
First lien senior secured leverage ratio	3.90 to 1.00	1.05 to 1.00	1.49 to 1.00	600
The balances available for borrowing are as follows:

As of December 31, 2011
(In $ millions)
Revolving credit facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600

Credit-linked revolving facility
Letters of credit issued	74
Available for borrowing	154
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

Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2012	144
2013	43
2014	48
2015	45
2016	1,370
Thereafter	1,367
Total	3,017
The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2011.
14. Benefit Obligations
Pension obligations. Pension obligations are established for benefits payable in the form of retirement, disability and surviving dependent pensions. The commitments result from participation in defined contribution and defined benefit plans, primarily in the US. Benefits are dependent on years of service and the employee's compensation. Supplemental retirement benefits provided to certain employees are nonqualified for US tax purposes. Separate trusts have been established for some nonqualified plans. Pension costs under the Company's retirement plans are actuarially determined.
The Company sponsors defined benefit pension plans in North America, Europe and Asia. Independent trusts or insurance companies administer the majority of these plans.
The Company sponsors various defined contribution plans in North America, Europe and Asia covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. The Company's matching contribution to the defined contribution plans are based on specified percentages of employee contributions.
The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company's contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions as outlined in a works council agreement, covering all German entity employees. Statutory regulations and the works council agreement require the contributions to fully fund the pension plan. The risks of participating in this multiemployer plan are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, any underfunding may be borne by the remaining participants, especially since regulations strictly enforce funding requirements.

•
If the Company chooses to stop participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as the withdrawal liability.

Based on the 2011 unaudited and 2010 audited multiemployer defined benefit plan's financial statements, the plan is at least 100% funded in 2011, 2010 and 2009. The number of employees covered by the Company's multiemployer defined benefit plan remained relatively stable year over year from 2009 to 2011, resulting in minimal changes to employer contributions. The multiemployer plan that the Company participates in is not considered individually significant. The Company's contributions to the multiemployer plan were less than 5% of the total contributions to the plan. No other factors would indicate the plan is individually significant.
As of January 1, 2012, the multiemployer defined benefit pension plan described above will be closed to new employees.  German entity employees hired after December 31, 2011 will be covered by a newly created multiemployer defined contribution plan. The Company's contributions to this multiemployer defined contribution plan will be based on specified percentages of employee contributions, similar to the defined benefit plan, but at a lower rate.

Contributions to the defined contribution plans and multiemployer defined benefit pension plans are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Defined contribution plans	15	14	11
Multiemployer defined benefit plan	6	6	6
Other postretirement obligations. Certain retired employees receive postretirement healthcare and life insurance benefits under plans sponsored by the Company, which has the right to modify or terminate these plans at any time. The cost for coverage is shared between the Company and the retiree. The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The Company's policy is to fund benefits as claims and premiums are paid. The US plan was closed to new participants effective January 1, 2006.

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2011	2010	2011	2010
	(In $ millions)
Change in projected benefit obligation
Projected benefit obligation as of beginning of period	3,533	3,342	282	281
Service cost	28	30	1	1
Interest cost	182	188	13	15
Participant contributions	—	—	21	22
Plan amendments	(3)	—	—	—
Net actuarial (gain) loss(1)	274	210	13	11
Divestitures	—	—	—	—
Settlements	(1)	—	—	—
Benefits paid	(236)	(227)	(53)	(56)
Federal subsidy on Medicare Part D	—	—	4	7
Curtailments	(1)	(3)	—	—
Exchange rate changes	(15)	(7)	—	1
Projected benefit obligation as of end of period	3,761	3,533	281	282
Change in plan assets
Fair value of plan assets as of beginning of period	2,460	2,329	—	—
Actual return on plan assets	169	308	—	—
Employer contributions(3)	181	52	32	34
Participant contributions	—	—	21	22
Divestitures	—	—	—	—
Settlements	—	—	—	—
Benefits paid(3)	(236)	(227)	(53)	(56)
Exchange rate changes	(12)	(2)	—	—
Fair value of plan assets as of end of period	2,562	2,460	—	—
Funded Status as of end of period	(1,199)	(1,073)	(281)	(282)
Amounts recognized in the consolidated balance sheets consist of
Noncurrent Other assets	27	18	—	—
Current Other liabilities	(22)	(22)	(25)	(27)
Benefit obligations	(1,204)	(1,069)	(256)	(255)
Net amount recognized	(1,199)	(1,073)	(281)	(282)
Amounts recognized in accumulated other comprehensive income consist of
Net actuarial (gain) loss(2)	994	720	(35)	(50)
Prior service (benefit) cost	7	6	1	1
Net amount recognized	1,001	726	(34)	(49)
__________________
(1) Primarily relates to change in discount rates.
(2) Amount includes $1 million and $1 million as of December 31, 2011 and 2010, respectively, related to the Company's equity method investments. Amount shown net of tax of $203 million and $93 million as of December 31, 2011 and 2010, respectively, in the consolidated statements of equity (Note 16).

(3)	Included in pension benefits are contributions to and benefit payments from nonqualified trusts related to nonqualified pension plans of $20 million and $20 million as of December 31, 2011 and 2010.

The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2011	2010	2011	2010
	(In percentages)
US plans	86	85	88	89
International plans	14	15	12	11
Total	100	100	100	100
The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits
	As of December 31,
	2011	2010
	(In percentages)
US plans	82	82
International plans	18	18
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Projected benefit obligation	3,540	3,320
Fair value of plan assets	2,314	2,228
Included in the above table are pension plans with accumulated benefit obligations in excess of plan assets as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Accumulated benefit obligation	3,468	3,216
Fair value of plan assets	2,300	2,215
The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Accumulated benefit obligation	3,697	3,436

The components of net periodic benefit costs are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(In $ millions)
Service cost	28	30	29	1	1	1
Interest cost	182	188	193	13	15	17
Expected return on plan assets	(202)	(197)	(207)	—	—	—
Amortization of prior service cost	1	1	—	—	—	—
Recognized actuarial (gain) loss	29	8	1	(2)	(4)	(5)
Curtailment (gain) loss	(2)	(4)	(1)	—	—	—
Settlement (gain) loss	—	—	—	—	—	—
Special termination benefits	—	—	2	—	—	—
Total	36	26	17	12	12	13
Amortization of Accumulated other comprehensive income (loss), net into net periodic benefit cost in 2012 is expected to be as follows:

	Pension Benefits	Postretirement Benefits
	(In $ millions)
Net actuarial (gain) loss	57	(1)
Prior service cost	1	—
Total	58	(1)
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain US employees as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Marketable securities, at fair value	64	77
Noncurrent Other assets, consisting of insurance contracts	69	70
Current Other liabilities	20	20
Benefit obligations	235	223
Expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified pension trusts, is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Total	16	16	15
Valuation
As part of the valuation process for its defined benefit plans and other postretirement benefits, the Company uses a corridor approach to recognize actuarial gains and losses. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date for active plan participants or, for retired participants, the average remaining life expectancy.

The principal weighted-average assumptions used to determine benefit obligation are as follows:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2011	2010	2011	2010
	(In percentages)
Discount rate obligations
US plans	4.60	5.30	4.30	4.90
International plans	4.70	5.05	4.10	4.95
Combined	4.61	5.26	4.28	4.91
Rate of compensation increase
US plans	4.00	4.00
International plans	2.63	2.66
Combined	3.58	3.58
The principal weighted-average assumptions used to determine benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(In percentages)
Discount rate obligations
US plans	5.30	5.90	6.50	4.90	5.50	6.40
International plans	5.05	5.41	5.84	4.95	5.49	6.11
Combined	5.26	5.83	6.41	4.91	5.50	6.37
Expected return on plan assets
US plans	8.50	8.50	8.50
International plans	6.00	6.07	5.29
Combined	8.06	8.06	7.94
Rate of compensation increase
US plans	4.00	4.00	4.00
International plans	2.66	2.94	3.24
Combined	3.58	3.84	3.90
The expected rate of return is assessed annually and is based on long-term relationships among major asset classes and the level of incremental returns that can be earned by the successful implementation of different active investment management strategies. Equity returns are based on estimates of long-term inflation rate, real rate of return, 10-year Treasury bond premium over cash and equity risk premium. Fixed income returns are based on maturity, long-term inflation, real rate of return and credit spreads. The US qualified defined benefit plans' actual return on assets for the year ended December 31, 2011 was 7.6% versus an expected long-term rate of asset return assumption of 8.5%.
In the US, the rate used to discount pension and other postretirement benefit plan liabilities was based on a yield curve developed from market data of over 300 Aa-grade non-callable bonds at December 31, 2011. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.
The Company determines its discount rates in the Euro zone using the iBoxx Euro Corporate AA Bond indices with appropriate adjustments for the duration of the plan obligations. In other international locations, the Company determines its discount rates based on the yields of high quality government bonds with a duration appropriate to the duration of the plan obligations.

On January 1, 2011, the Company's health care cost trend assumption for US postretirement medical plan's net periodic benefit cost was 8% for the first four years, declining 0.5% per year to an ultimate rate of 5%. On January 1, 2010, the Company's health care cost trend assumption for US postretirement medical plan's net periodic benefit cost was 8.5% for the first year declining 0.5% per year to an ultimate rate of 5%. On January 1, 2009, the Company's health care cost trend assumption for US postretirement medical plan's net periodic benefit cost was 9% for the first year declining 0.5% per year to an ultimate rate of 5%.
Assumed health care cost trend rates for US postretirement medical plans have a significant effect on the amounts reported for the health care plans.
The impact of a one percentage point change in the assumed health care cost trend is as follows:

	Trend Rate Change
	Decreases 1%	Increases 1%
	(In $ millions)
Postretirement obligations	(4)	5
Service and interest cost	—	—
Plan Assets
The investment objective for the plans are to earn, over moving twenty-year periods, the long-term expected rate of return, net of investment fees and transaction costs, to satisfy the benefit obligations of the plan, while at the same time maintaining sufficient liquidity to pay benefit obligations and proper expenses, and meet any other cash needs, in the short- to medium-term.
The weighted average target asset allocations for the Company's pension plans are as follows (in percentages):

US Plans	2012
Bonds - domestic to plans	53
Equities - domestic to plans	26
Equities - international to plans	20
Other	1
Total	100

International Plans	2012
Bonds - domestic to plans	75
Equities - domestic to plans	16
Equities - international to plans	5
Other	4
Total	100
The equity and debt securities objectives are to provide diversified exposure across the US and Global equity markets and to manage the plan's risks and returns through the use of multiple managers and strategies. The fixed income strategy is designed to reduce liability-related interest rate risk by investing in bonds that match the duration and credit quality of the plan liabilities. Derivatives based strategies may be used to improve the effectiveness of the hedges. Other types of investments include investments in real estate and insurance contracts.
The Company adopted certain provisions of FASB ASC Topic 715-20-50, Compensation - Retirement Benefits: Defined Benefit Plans - General: Disclosure (“FASB ASC Topic 715-20-50”), on January 1, 2009. FASB ASC Topic 715-20-50 requires enhanced disclosures about the plan assets of a company's defined benefit pension and other postretirement plans intended to provide financial statement users with a greater understanding of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period using the framework established under FASB ASC Topic 820. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Valuations for fund investments such as common/collective trusts and registered investment companies, which do not have readily determinable fair values, are typically estimated using a net asset value provided by a third party as a practical expedient.
The levels of inputs used to measure fair value are as follows:
Level 1 - unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company
Level 2 - inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 - inputs that are unobservable in the marketplace and significant to the valuation
The Company's defined benefit plan assets are measured at fair value on a recurring basis and include the following items:
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
Derivatives: Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps, foreign currency forwards and swaps, and options are observable in the active markets and are classified as Level 2 in the hierarchy.
Insurance contracts: Valued at contributions made, plus earnings, less participant withdrawals and administrative expenses, which approximates fair value.

The fair values of pension plan assets are as follows:

	December 31, 2011
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In $ millions)
Assets
Cash and cash equivalents	14	—	—	14
Common/collective trusts
Equities	—	153	—	153
Derivatives
Swaps	—	10	—	10
Equity securities
US companies	327	—	—	327
International companies	358	—	—	358
Fixed Income
Collateralized mortgage obligations	—	6	—	6
Corporate debt	1	761	—	762
Treasuries, other debt	36	375	—	411
Mortgage backed securities	—	44	—	44
Registered investment companies	—	282	—	282
Securities lending collateral	63	—	—	63
Short-term investments	—	186	—	186
Insurance contracts	—	29	—	29
Other	7	10	—	17
Total assets	806	1,856	—	2,662
Liabilities
Derivatives
Swaps	—	10	—	10
Other	—	1	—	1
Obligations under securities lending	63	—	—	63
Total liabilities	63	11	—	74
Total net assets (1)	743	1,845	—	2,588
_____________________
(1) Total net assets excludes non-financial plan receivables and payables of $38 million and $64 million, respectively. Non-financial items include due to/from broker, interest receivables and accrued expenses.

	December 31, 2010
	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In $ millions)
Assets
Cash and cash equivalents	9	—	—	9
Common/collective trusts
Loans	—	—	26	26
Equities	—	200	—	200
Derivatives
Swaps	—	8	—	8
Other	—	1	—	1
Equity securities
US companies	402	—	—	402
International companies	335	—	—	335
Fixed Income
Collateralized mortgage obligations	—	21	—	21
Corporate debt	2	778	—	780
Treasuries, other debt	33	236	—	269
Mortgage backed securities	—	68	—	68
Registered investment companies	—	293	—	293
Securities lending collateral	140	—	—	140
Short-term investments	—	58	—	58
Insurance contracts	—	29	—	29
Other	7	9	—	16
Total assets	928	1,701	26	2,655
Liabilities
Derivatives
Swaps	—	8	—	8
Other	—	1	—	1
Obligations under securities lending	140	—	—	140
Total liabilities	140	9	—	149
Total net assets (1)	788	1,692	26	2,506
_____________________
(1) Total net assets excludes non-financial plan receivables and payables of $26 million and $72 million, respectively. Non-financial items include due to/from broker, interest receivables and accrued expenses.

The Company's Level 3 investment in common/collective trusts was valued using significant unobservable inputs. Inputs to this valuation include characteristics and quantitative data relating to the asset, investment cost, position size, liquidity, current financial condition of the company and other relevant market data. Level 3 fair value measurements using significant unobservable inputs are as follows:

	As of December 31,
	2011	2010
	(In $ millions)
As of the beginning of the year	26	19
Unrealized gain (loss)	3	8
Purchases, sales, issuances and settlements, net	(29)	(1)
As of the end of the year	—	26
The financial objectives of the qualified pension plans are established in conjunction with a comprehensive review of each plan's liability structure. The Company's asset allocation policy is based on detailed asset/liability analysis. In developing investment policy and financial goals, consideration is given to each plan's demographics, the returns and risks associated with current and alternative investment strategies and the current and projected cash, expense and funding ratios of each plan. Investment policies must also comply with local statutory requirements as determined by each country. A formal asset/liability study of each plan is undertaken every 3 to 5 years or whenever there has been a material change in plan demographics, benefit structure or funding status and investment market. The Company has adopted a long-term investment horizon such that the risk and duration of investment losses are weighed against the long-term potential for appreciation of assets. Although there cannot be complete assurance that these objectives will be realized, it is believed that the likelihood for their realization is reasonably high, based upon the asset allocation chosen and the historical and expected performance of the asset classes utilized by the plans. The intent is for investments to be broadly diversified across asset classes, investment styles, market sectors, investment managers, developed and emerging markets and securities in order to moderate portfolio volatility and risk. Investments may be in separate accounts, commingled trusts, mutual funds and other pooled asset portfolios provided they all conform to fiduciary standards.
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
Employer contributions for pension benefits and postretirement benefits are estimated to be $137 million and $25 million, respectively, in 2012. Employer contributions to and benefit payments from nonqualified trusts related to nonqualified pension plans are estimated to be $20 million in 2012. The table below reflects pension benefits expected to be paid from the plans or from the Company's assets. The postretirement benefits represent the Company's share of the benefit cost.

		Postretirement Benefit
	Pension Benefit Payments(1)	Payments	Expected Federal Subsidy
	(In $ millions)
2012	235	58	6
2013	233	59	6
2014	234	60	3
2015	234	61	2
2016	237	60	2
2017-2021	1,228	289	8
__________________
(1) Payments are expected to be made primarily from plan assets.

Other Obligations
Additional benefit obligations are as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Long-term disability	26	27
Other	6	8
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
Environmental expenditures for preventative and remediation efforts are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Capital expenditures	30	19	22
Other expenditures (1)	41	47	56
Total	71	66	78
_____________________
(1) Includes expenditures for US Superfund sites of $2 million, $2 million and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The total environmental expenditures are expected to remain in this range in 2012 and 2013.
The components of environmental remediation reserves are as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Demerger obligations (Note 23)	34	36
Divestiture obligations (Note 23)	24	26
Active sites	20	22
US Superfund sites	14	13
Other environmental remediation reserves	4	4
Total	96	101
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or US Superfund sites. In addition, as part of the demerger agreement between the Company and Hoechst AG (“Hoechst”), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 23). The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.

Remediation efforts recorded are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Cost of sales	2	1	9
Selling, general and administrative expenses	6	8	6
The Company did not record any insurance recoveries during 2011 or have any receivables for insurance recoveries related to these matters as of December 31, 2011. As of December 31, 2011 and 2010, there were receivables of $6 million and $7 million, respectively, from the former owner of the Company's Spondon, Derby, United Kingdom acetate flake, tow and film business, which was acquired in 2007, and is included in the Company's Consumer Specialties segment.
German InfraServ Entities
On January 1, 1997, coinciding with a reorganization of the Hoechst businesses in Germany, real estate service companies (“InfraServ Entities”) were created to own directly the land and property and to provide various technical and administrative services at each of the manufacturing locations. The Company owns manufacturing facilities at the InfraServ location in Frankfurt am Main-Hoechst, Germany and holds equity interests in the companies which own and operate the former Hoechst sites in Frankfurt am Main-Hoechst, Gendorf and Knapsack, all of which are located in Germany.
InfraServ Entities are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, and its legal successors, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate (Note 23). The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies will indemnify Hoechst, and its legal successors, against environmental liabilities resulting from the transferred businesses. Additionally, the InfraServ Entities have agreed to indemnify Hoechst, and its legal successors, against any environmental liability arising out of or in connection with environmental pollution of any site.
The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ partnership.
If an InfraServ partner defaults on its respective indemnification obligations to eliminate residual contamination, the owners of the remaining participation in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServ Entities or their owners, these liabilities are to be borne by the Company in accordance with the demerger agreement. However, Hoechst, and its legal successors, will reimburse the Company for two-thirds of any such costs. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on several sites that were not transferred to InfraServ companies, in which case Hoechst, and its legal successors, must also reimburse the Company for two-thirds of any costs so incurred. The German InfraServ Entities are owned partially by the Company (Note 8), as noted below, and the remaining ownership is held by various other companies. The Company's ownership interest and environmental liability participation percentages for such liabilities which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2011
	Ownership	Liability	Reserves (1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	39	10	11
InfraServ GmbH & Co. Knapsack KG	27	22	1
InfraServ GmbH & Co. Hoechst KG	32	40	71
___________________________
(1) Gross reserves maintained by the respective InfraServ entity.

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

One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the US Environmental Protection Agency (“EPA”) to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contamination in the lower 17.8 miles of the river. This study is ongoing and may take several more years to complete. The Company has also been named as a third-party defendant along with more than 200 other entities in an action initially brought by the New Jersey Department of Environmental Protection (“NJDEP”) in the Supreme Court of New Jersey against Occidental Chemical Corporation and several other companies. This suit by NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief arising from alleged discharges into the Lower Passaic River. In 2007, the EPA issued a draft study that evaluated alternatives for early remedial action of a portion of the river at an estimated cost of $900 million to $2.3 billion. Several parties commented on the draft study, and to date, EPA has not taken further action. Given that the EPA has not finalized its study and that the RI/FS is still ongoing, the Company does not believe that remedial costs can be reliably estimated at this time. The contamination allegedly released by the Company is likely an insignificant aspect of the final remedy, which will likely limit the ultimate contribution from the Company to less than approximately 1% to 2%. The Company is vigorously defending these and all related matters.
16. Stockholders’ Equity
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

Treasury Stock
The Company’s Board of Directors authorized the repurchase of the Company’s Common Stock as follows:

Date of Board Authorization	Authorization Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of December 31, 2011	629
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,			Total From February 2008 Through
	2011	2010	2009	December 31, 2011
Shares repurchased	652,016	1,667,592	—	12,082,808
Average purchase price per share	$46.99	$28.77	$—	$37.77
Amount spent on repurchased shares (in millions)	$31	$48	$—	$456
The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.
Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2011			2010			2009
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	(1)	(1)	(5)	2	(3)
Foreign currency translation	(29)	2	(27)	26	11	37	10	(5)	5
Unrealized gain (loss) on interest rate swaps	37	(10)	27	32	(15)	17	23	(8)	15
Pension and postretirement benefits	(290)	110	(180)	(102)	39	(63)	(150)	53	(97)
Total	(282)	102	(180)	(44)	34	(10)	(122)	42	(80)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Pension and Postretire- ment Benefits	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2008	3	(43)	(116)	(424)	(580)
Current period change	(5)	10	23	(150)	(122)
Income tax (provision) benefit	2	(5)	(8)	53	42
As of December 31, 2009	—	(38)	(101)	(521)	(660)
Current period change	—	26	32	(102)	(44)
Income tax (provision) benefit	(1)	11	(15)	39	34
As of December 31, 2010	(1)	(1)	(84)	(584)	(670)
Current period change	—	(29)	37	(290)	(282)
Income tax (provision) benefit	—	2	(10)	110	102
As of December 31, 2011	(1)	(28)	(57)	(764)	(850)
17. Other (Charges) Gains, Net

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Employee termination benefits	(22)	(32)	(105)
Ticona Kelsterbach plant relocation (Note 27)	(47)	(26)	(16)
Plumbing actions (Note 23)	6	59	10
Insurance recoveries (Note 28)	—	18	6
Asset impairments	(1)	(74)	(14)
Plant/office closures	—	(4)	(17)
Commercial disputes	15	13	—
Other	1	—	—
Total	(48)	(46)	(136)
2011
As a result of the Company’s Pardies, France “Project of Closure” and the previously announced closure of the Company’s Spondon, Derby, United Kingdom facility (Note 4), the Company recorded $4 million and $4 million, respectively, of employee termination benefits during the year ended December 31, 2011. Additionally, during the year ended December 31, 2011, the Company recorded $8 million of employee termination benefits related to the relocation of the Company's Ticona Kelsterbach, Germany operations to Frankfurt Hoechst Industrial Park, Germany (Note 27) and $6 million of employee termination benefits related to a business optimization project which is included in the Other Activities segment.
During the year ended December 31, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. The resolution of this commercial dispute is included in the Acetyl Intermediates segment.
2010
In 2010, the Company concluded that certain long-lived assets were partially impaired at its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 4). Accordingly, the Company wrote down the related property, plant and equipment to its fair value, resulting in long-lived asset impairment losses of $72 million for the year ended December 31, 2010. The Company calculated the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the reporting unit which is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.
As a result of the announced closure of the Company's acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 4), the Company recorded $15 million of employee termination benefits during the year ended December 31, 2010. The Spondon, Derby, United Kingdom facility is included in the Consumer Specialties segment.
As a result of the Company's Pardies, France “Project of Closure” (Note 4), the Company recorded exit costs of $12 million  during the year ended December 31, 2010, which primarily consisted of $6 million in employee termination benefits, $1 million of long-lived asset impairment losses, $3 million of contract termination costs and $3 million of reindustrialization costs. The Pardies, France facility is included in the Acetyl Intermediates segment.
As a result of several business optimization projects undertaken by the Company beginning in 2009 and continuing throughout 2010, the Company recorded $11 million in employee termination costs during the year ended December 31, 2010.
Other charges for the year ended December 31, 2010 also included gains of $13 million, net, related to settlements in resolution of commercial disputes. The settlements were recorded in the Company's Consumer Specialties segment.
2009
During the first quarter of 2009, the Company began efforts to align production capacity and staffing levels with the Company's view of an economic environment of prolonged lower demand. For the year ended December 31, 2009, Other charges included employee termination benefits of $40 million related to this endeavor. As a result of the shutdown of the vinyl acetate monomer (“VAM”) production unit in Cangrejera, Mexico, the Company recognized employee termination benefits of $1 million and long-lived asset impairment losses of $1 million  during the year ended December 31, 2009. The VAM production unit in Cangrejera, Mexico is included in the Company's Acetyl Intermediates segment.
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

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2009	7	4	3	60	7	81
Additions	2	17	—	6	7	32
Cash payments	(6)	(3)	(3)	(37)	(4)	(53)
Other changes	—	(1)	—	—	—	(1)
Exchange rate changes	—	(1)	—	(5)	—	(6)
As of December 31, 2010	3	16	—	24	10	53
Additions	8	4	—	1	8	21
Cash payments	(2)	(2)	—	(20)	(4)	(28)
Other changes	—	—	—	—	(3)	(3)
Exchange rate changes	(1)	—	—	—	—	(1)
As of December 31, 2011	8	18	—	5	11	42

Plant/Office Closures
As of December 31, 2009	—	—	—	17	1	18
Additions	—	—	—	6	—	6
Cash payments	—	—	—	(18)	—	(18)
Exchange rate changes	—	—	—	(2)	—	(2)
As of December 31, 2010	—	—	—	3	1	4
Additions	—	—	—	—	—	—
Cash payments	—	—	—	(2)	—	(2)
Exchange rate changes	—	—	—	—	—	—
As of December 31, 2011	—	—	—	1	1	2
Total	8	18	—	6	12	44
18. Income Taxes
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
US	310	214	294
International	445	324	(43)
Total	755	538	251

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Current
US	24	62	11
International	32	35	148
Total	56	97	159
Deferred
US	89	16	(404)
International	4	(1)	2
Total	93	15	(402)
Total	149	112	(243)
A reconciliation of the significant differences between the US federal statutory tax rate of 35% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions, except percentages)
Income tax provision computed at US federal statutory tax rate	264	188	88
Change in valuation allowance	7	39	(314)
Equity income and dividends	(25)	(41)	(20)
(Income) expense not resulting in tax impact	(16)	8	4
US tax effect of foreign earnings and dividends	48	28	10
Foreign tax credits	(66)	(33)	—
Other foreign tax rate differentials	(61)	(11)	(2)
Legislative changes	—	(71)	71
Tax-deductible interest on foreign equity investments and other related items	(3)	(3)	(76)
State income taxes, net of federal benefit	10	5	6
Other, net	(9)	3	(10)
Income tax provision (benefit)	149	112	(243)

Effective income tax rate	20%	21%	(97)%
Federal and state income taxes have not been provided on accumulated but undistributed earnings of $2.7 billion as of December 31, 2011 as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable. The effective tax rate for 2011 was favorably impacted by increased foreign tax credit benefits realized in the US and changes in valuation allowances on certain deferred tax assets, partially offset by foreign losses not providing tax benefits. The effective rate for the year ended December 31, 2010 was favorably impacted by amendments to tax legislation in Mexico.
Prior to 2009, the Company maintained a valuation allowance against its US net deferred tax assets. During 2009, the Company concluded that, due to cumulative profitability, it is more likely than not that it will realize its net US deferred tax assets with the exception of certain state net operating loss carryforwards. Accordingly, during the year ended December 31, 2009, the Company recorded a deferred tax benefit of $492 million for the release of the beginning-of-the-year US valuation allowance associated with those US net deferred tax assets expected to be realized in 2009 and subsequent years.
The Company operates under tax holidays in various countries which are effective through December 2012. For 2011, the Company's tax rate in China is 50% of the statutory rate, or 12.5% based on the statutory rate of 25%. In Singapore, one of the Company's entities had a tax holiday that provided for a 0% tax rate through October 2011. The Company realized $6 million of tax benefits in 2011 from tax holidays.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Deferred tax assets
Pension and postretirement obligations	529	356
Accrued expenses	57	233
Inventory	1	10
Net operating loss	359	341
Tax credit carryforwards	94	81
Other	159	193
Subtotal	1,199	1,214
Valuation allowance (1)	(363)	(385)
Total	836	829
Deferred tax liabilities
Depreciation and amortization	319	323
Investments in affiliates	50	47
Other	51	68
Total	420	438
Net deferred tax assets (liabilities)	416	391
_____________________
(1) Includes deferred tax asset valuation allowances primarily for the Company's deferred tax assets in the US, Luxembourg, France, Spain, China, the United Kingdom and Germany, as well as other foreign jurisdictions. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.
For the year ended December 31, 2011, the valuation allowance decreased by $22 million consisting of: (a) an increase of $7 million related to income tax expense, (b) a decrease of $3 million related to foreign currency translation adjustments and (c) $26 million of other decreases related to uncertain tax positions and other adjustments to deferred taxes. The change in valuation allowance associated with foreign currency translation adjustments is related to changes in deferred tax assets for unrealized foreign exchange gains and losses on effective hedges and on foreign income previously taxed but not yet received in the US. The change also relates to foreign currency translation adjustments for deferred tax assets recorded in various foreign jurisdictions. The decrease related to uncertain tax positions and other adjustments to deferred taxes includes adjustments to temporary differences and net operating loss carryforwards due to changes in uncertain tax positions in jurisdictions where valuation allowances are recorded.
Legislative Changes
Mexico enacted the 2008 Fiscal Reform Bill on October 1, 2007. Effective January 1, 2008, the bill repealed the existing asset-based tax and established a dual income tax system consisting of a new minimum flat tax (the “IETU”) and the existing regular income tax system. The IETU system taxes companies on cash basis net income, consisting only of certain specified items of revenue and expense, at a rate of 17% and 17.5% for 2009 and 2010 forward, respectively. In general, companies must pay the higher of the income tax or the IETU, although the IETU is not creditable against future income tax liabilities. The Company has determined that it will primarily be subject to the IETU in future periods. Accordingly, the Company has recorded tax expense (benefit) of $4 million, $19 million, and $(5) million for the years ended December 31, 2011, 2010 and 2009, respectively, for the tax effects of the IETU system.
In December 2009, Mexico enacted the 2010 Mexican Tax Reform Bill (“Tax Reform Bill”) to be effective January 1, 2010. Under this legislation, the corporate income tax rate was temporarily increased and the recapture period for income tax loss carryforwards was accelerated and effectively required payment of taxes if a benefit was not obtained through the tax consolidation regime. In addition, significant modifications were made to the rules for income taxes previously deferred on intercompany dividends, as well as to income taxes related to differences between consolidated and individual Mexican tax earnings and profits. The income tax impact to the Company of the Tax Reform Bill at December 31, 2009 was $73 million and was recorded to Income tax (provision) benefit in the consolidated statements of operations.
During 2010, the Mexican tax authorities issued Miscellaneous Tax Resolutions (“2010 MTRs”) to clarify various provisions included in the Tax Reform Bill related to recapture amounts for 2004 and prior years, including certain aspects of the recapture rules related to income tax loss carryforwards, intercompany dividends and differences between consolidated and individual Mexican tax earnings and profits. The application of the 2010 MTRs resulted in a reduction of $70 million to the income tax impact of the Tax Reform Bill that was initially recorded by the Company in 2009.
In December 2010, the President of the United States signed a multi-billion dollar tax package, the Tax Relief, Unemployment Reauthorization and Job Creation Act of 2010 (“2010 Tax Relief Act”). The 2010 Tax Relief Act increased 50% bonus depreciation to 100% for qualified investments made after September 8, 2010 and before January 1, 2012, and also made 50% bonus depreciation available for qualified property placed in service after December 31, 2011 and before January 1, 2013. The 2010 Tax Relief Act also provided a two-year extension of expired provisions that were relevant to the Company including the research tax credit and look through treatment for controlled foreign corporations. The new legislation allowed the Company to accelerate deductions of capital improvements resulting in a reduction to income taxes payable of $27 million for the year ended December 31, 2011.
Net Operating Loss Carryforwards
As of December 31, 2011, the Company has US federal net operating loss carryforwards of $36 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2021. At December 31, 2011, the Company also had state net operating loss carryforwards, net of federal tax impact, of $36 million, $34 million of which are offset by a valuation allowance due to uncertain recoverability. A portion of these net operating loss carryforwards will begin to expire in 2012.
The Company also has foreign net operating loss carryforwards as of December 31, 2011 of $1 billion for Luxembourg, France, Spain, Canada, China, the United Kingdom, Germany and other foreign jurisdictions with various expiration dates. Net operating losses in China have various carryforward periods and begin expiring in 2011. Net operating losses in most other foreign jurisdictions do not have an expiration date. Net operating losses in Mexico have a ten-year carryforward period and began to expire in 2009. However, these losses are not available for use under the new IETU tax regulations in Mexico. As the IETU is the primary system upon which the Company will be subject to tax in future periods, a deferred tax asset has not been reflected in the consolidated balance sheets as of December 31, 2011 for these income tax loss carryforwards.
Uncertain Tax Positions
FASB ASC Topic 740, Income Taxes (“FASB ASC Topic 740”), clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax benefit is required to meet before being recognized in the financial statements. FASB ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the amount of uncertain tax positions is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
As of the beginning of the year	244	208	195
Increases in tax positions for the current year	—	—	19
Increases in tax positions for prior years	37	85	39
Decreases in tax positions for prior years	(54)	(48)	(38)
Decreases due to settlements	(16)	(1)	(7)
As of the end of the year	211	244	208

Total uncertain tax positions that, if recognized, would impact the effective tax rate	230	264	208
Total amount of interest and penalties recognized in the consolidated statements of operations	(1)	12	7
Total amount of interest and penalties recognized in the consolidated balance sheets	55	56	45
The Company operates in the US (including multiple state jurisdictions), Germany and 40 other foreign jurisdictions including Canada, China, France, Mexico and Singapore. Examinations are ongoing in a number of those jurisdictions including, most significantly, Germany for the years 2001 to 2004 and 2005 to 2007 and the US for the years 2009 to 2010. The Company's US federal income tax returns for 2003 and forward are open for examination under statute. The Company's German corporate tax returns for 2001 and forward are open for examination under statute. A further change in uncertain tax positions may occur within the next twelve months related to the settlement of one or more tax examinations or the lapse of applicable statutes of limitations. Such amounts have been reflected as the current portion of uncertain tax positions (Note 11).
19. Management Compensation Plans
General Plan Description
In April 2009, the Company and our stockholders approved a global incentive plan which replaces the Company’s 2004 Stock Incentive Plan (“2004 SIP”). The 2009 Global Incentive Plan (“2009 GIP”) enables the compensation committee of the Board of Directors to award incentive and nonqualified stock options, stock appreciation rights, shares of Series A common stock, restricted stock, restricted stock units (“RSUs”) and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions that provide effective incentive to Company employees (including officers), non-management directors and other service providers. Under the 2009 GIP, the Company no longer can grant RSUs with the right to participate in dividends or dividend equivalents.
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
Total shares available for awards and total shares subject to outstanding awards are as follows:

	As of December 31, 2011
	Shares Available for Awards	Shares Subject to Outstanding Awards
2009 GIP	1,781,658	3,420,463
2004 SIP	—	4,319,185	(1)
_____________________

(1)
At the Company's discretion under the 2004 SIP, the Company had the right to award dividend equivalents on RSU grants which are earned in accordance with the Company's common stock dividend policy and are reinvested in additional RSUs. Dividend equivalents on these RSUs are forfeited if vesting conditions are not met.

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
There was $25 million and $19 million of tax benefit realized from stock option exercises and vesting of RSUs during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company reversed $9 million of the $19 million tax benefit that was realized during the year ended December, 2010.
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
Beginning in October 2010, the Company started granting awards of stock options to certain executive officers of the Company that require a holding period of one year subsequent to exercising a stock option award for net profit shares (as defined below) acquired upon exercise. Net profit shares means the aggregate number of shares determined by the Company’s human resources department representing the total number of shares remaining after taking into account the following costs related to exercise: (i) the aggregate option price with respect to the exercise; (ii) the amount of all applicable taxes with respect to the exercise, assuming the participant’s maximum applicable federal, state and local tax rates (and applicable employment taxes); and (iii) any transaction costs.
The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. The weighted average assumptions used in the model are as follows:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.81%	1.27%	1.90%
Estimated life in years	4.75	5.72	5.20
Dividend yield	0.60%	0.59%	0.96%
Volatility	45.00%	51.75%	54.30%
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on the Company’s historical volatilities. When establishing the expected life assumptions, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.

The summary of changes in stock options outstanding is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)	(In $)	(In years)	(In $ millions)
As of December 31, 2010	5.3	19.27	4.2	115
Granted	0.2	32.51
Exercised	(0.9)	23.90
Forfeited	—	—
Expired	—	—
As of December 31, 2011	4.6	18.94	3.6	118
Options exercisable at end of year	4.4	18.37	3.5	114
The weighted-average grant-date fair values of stock options granted is as follows:

	Year Ended December 31,
	2011	2010	2009
Total	$11.38	$14.76	$7.46
The total intrinsic value of options exercised and cash received from stock option exercises is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Intrinsic value of stock options	20	13	9
Cash received from stock option exercises	20	14	14
As of December 31, 2011, the Company had $4 million of total unrecognized compensation expense related to stock options, excluding actual forfeitures, which is expected to be recognized over the weighted-average period of 3.2 years.
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
The performance-based RSUs generally cliff-vest during the Company’s quarter-end September 30 black-out period three years from the date of grant. The ultimate number of shares of the Company’s Series A common stock issued will range from zero to stretch, with stretch defined individually under each award, net of shares used to cover minimum statutory personal income taxes withheld. The market condition is factored into the estimated fair value per unit and compensation expense for each award will be based on the probability of achieving internal profitability targets, as applicable, and recognized on a straight-line basis over the term of the respective grant, less estimated forfeitures. For performance-based RSUs granted without a performance condition, compensation expense is based on the fair value per unit recognized on a straight-line basis over the term of the grant, less estimated forfeitures. Upon the termination of participant’s employment by the Company without cause prior to the vesting date, the participant is eligible for a prorated number of performance-based RSUs based on a formula as outlined in each agreement.

A summary of changes in nonvested performance-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)	(In $)
As of December 31, 2010	1,175	30.67
Granted	266	40.81
Vested	(290)	14.65
Cancelled	(24)	21.30
Forfeited	(70)	36.89
As of December 31, 2011	1,057	37.42
The fair value of shares vested for performance-based RSUs is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Total	14	8	2
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
The range of assumptions used in the Monte Carlo simulation approach is as follows:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.38%	0.79%	1.11%
Dividend yield	0.00 - 4.37%	0.00 - 4.18%	0.00 - 4.64%
Volatility	25 - 90%	25 - 70%	25 - 75%
Time-based RSUs. The Company grants non-employee Directors time-based RSUs annually that generally vest one year after grant. The fair value of the time-based RSUs is equal to the closing price of the Company’s Series A common stock on the grant date less the present value of the expected dividends not received during the vesting period.
The Company also grants time-based RSUs to the Company’s executives and certain employees that vest ratably over intervals ranging from three to four years. The fair value of the time-based RSUs is equal to the average of the high and low price of the Company’s Series A common stock on the grant date less the present value of the expected dividends not received during the vesting period. Upon the termination of participant’s employment by the Company without cause prior to the vesting date, the participant is eligible for a prorated number of time-based RSUs based on a formula as outlined in each agreement.
A summary of changes in nonvested time-based RSUs outstanding is as follows:

	Employee Time-based RSUs		Director Time-Based RSUs
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
	(In thousands)	(In $)	(In thousands)	(In $)
As of December 31, 2010	607	26.41	21	33.13
Granted	332	33.67	13	49.30
Vested	(213)	27.78	(21)	33.13
Forfeited	(44)	27.27	—	—
As of December 31, 2011	682	30.37	13	49.30

As of December 31, 2011, there was $29 million of unrecognized compensation cost related to RSUs, excluding actual forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years.
The fair value of shares vested for time-based RSUs is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Total	7	6	2
Beginning in October 2010, the Company started granting both time-based RSUs and performance-based RSUs to executive officers and certain employees of the Company that require a holding period of seven years from the grant date of the awards for 0% to 75% of the shares vested, depending on salary level, as specified in each individual agreement. The fair value of the RSUs with holding periods were discounted due to the lack of transferability of these RSUs during the holding period as follows:

	Year Ended December 31,
	2011	2010	2009
	(In percentages)
Holding period discount	30	30	N/A
The discount was determined using the weighted-average results as calculated under the Chaffe and Finnerty models.
Performance Units
In December 2008, the Company granted 200,000 performance units to be settled in cash to the Company’s CEO. The terms of the performance units are substantially similar to the performance-based RSUs granted in December 2008 and include a performance condition and a market condition. On October 14, 2011 the performance units vested and $10 million was paid in cash to the Company's CEO. As of December 31, 2011, there are not any remaining amounts to be paid.
The expense related to performance units is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Total	3	5	2
Deferred Compensation
In April 2007, certain participants in the Company’s 2004 deferred compensation plan elected to participate in a revised program, which includes both cash awards and restricted stock units (see Restricted Stock Units above). Based on participation in the revised program, the Company expensed $0 million, $9 million and $10 million during the years ended December 31, 2011, 2010 and 2009, respectively, related to the revised program and made payments of $1 million to participants who left the Company and did not make any payments to active employees during the year ended December 31, 2011.
Cash awards
In December 2008, the Company granted time-vesting cash awards to the Company’s executive officers and certain other key employees. On October 14, 2011 the final tranche of these cash awards vested. As of December 31, 2011, there are not any remaining amounts to be paid. The activity related to the time-vesting cash awards is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Expense	4	7	7
Payments to active employees	6	5	6
Payments to terminated employees	—	1	1

20. Leases
Rent expense recorded under all operating leases is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Total	173	160	148
Future minimum lease payments under non-cancelable rental and lease agreements which have initial or remaining terms in excess of one year are as follows:

As of December 31, 2011
Capital Leases
(In $ millions)
2012	44
2013	43
2014	43
2015	43
2016	43
Later years	311
Sublease income	—
Minimum lease commitments	527
Less amounts representing interest	279
Present value of net minimum lease obligations	248

As of December 31, 2011
Operating Leases
(In $ millions)
2012	58
2013	51
2014	44
2015	40
2016	36
Later years	106
Sublease income	(21)
Minimum lease commitments	314
The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.
21. Derivative Financial Instruments
To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of its variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges and fix the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 13). If an interest rate swap agreement is terminated prior to its maturity, the amount previously recorded in Accumulated other comprehensive income (loss), net is recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in Accumulated other comprehensive income (loss), net are recognized into earnings immediately.

US-dollar interest rate swap derivative arrangements are as follows:

As of December 31, 2011
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 13).
On February 1, 2012, the Company executed forward-starting interest rate swaps with a total notional amount of $500 million. As a result of these swaps, the Company has fixed the LIBOR portion of $500 million of the Company's variable rate borrowings at 1.02% effective January 2, 2014 through January 2, 2016.

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
100	April 2, 2007	January 2, 2011	4.92%
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 13).
Euro interest rate swap derivative arrangements are as follows:

As of December 31, 2010
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In € millions)
150	April 2, 2007	April 2, 2011	4.04%
______________________________

(1)	Fixes the EURIBOR portion of the Company's Euro denominated variable rate borrowings (Note 13).
The Company did not enter into a new Euro interest rate swap arrangement upon the expiration of the existing Euro interest rate swap arrangement on April 2, 2011.
Interest rate swap activity is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Hedging activities - Interest Expense	(59)	(68)	(63)
Ineffective portion - Other income (expense), net	—	—	—
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

2012 Maturity
(In $ millions)
Currency
Euro	(348)
British pound sterling	(10)
Chinese renminbi	(84)
Mexican peso	19
Singapore dollar	43
Canadian dollar	42
Japanese yen	1
Brazilian real	(11)
Swedish krona	5
Other	5
Total	(338)
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Total	896	751

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
In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the consolidated statements of operations. The Company recognized no gain or loss from these types of contracts during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, the Company did not have any open financial derivative contracts for commodities.

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Year Ended December 31, 2011				Year Ended December 31, 2010				Year Ended December 31, 2009
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings
	(In $ millions)
Derivatives designated as cash flow hedging instruments
Interest rate swaps	(24)	(1)	(59)	(2)	(31)	(3)	(68)	(2)	(40)	(4)	(63)	(2)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—		(15)	(5)	—		33	(5)	—		(20)	(5)
Total	(24)		(74)		(31)		(35)		(40)		(83)
___________________________

(1)	Amount excludes $2 million of gains associated with the Company’s equity method investments’ derivative activity and $10 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the consolidated statements of operations.

(3)	Amount excludes $5 million of gains associated with the Company’s equity method investments’ derivative activity and $15 million of tax expense recognized in Other comprehensive income (loss).

(4)	Amount excludes $8 million of tax expense.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the consolidated statements of operations.
See Note 22, Fair Value Measurements, for additional information regarding the fair value of the Company's derivative arrangements.
22. Fair Value Measurements
The Company follows the provisions of FASB ASC Topic 820 for financial assets and liabilities. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Valuations for fund investments such as common/collective trusts and registered investment companies, which do not have readily determinable fair values, are typically estimated using a net asset value provided by a third party as a practical expedient.
The levels of inputs used to measure fair value are as follows:
Level 1 - unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company
Level 2 - inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 - inputs that are unobservable in the marketplace and significant to the valuation

The Company’s financial assets and liabilities measured at fair value on a recurring basis include securities available for sale and derivative financial instruments. Securities available for sale include US corporate bonds and equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.
Marketable Securities. Where possible, the Company utilizes quoted prices in active markets to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities. When quoted market prices for identical assets are unavailable, varying valuation techniques are used. Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads and recently reported trades. Such assets are classified as Level 2 in the hierarchy and typically include corporate bonds. Mutual funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.
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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In $ millions)
Marketable securities, at fair value
Mutual funds	64	—	64
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	9	9	(1)
Total assets as of December 31, 2011	64	9	73
Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(21)	(21)	(2)
Interest rate swaps	—	(13)	(13)	(3)
Derivatives not designated as hedging instruments
Interest rate swaps	—	(2)	(2)	(2)
Foreign currency forwards and swaps	—	(3)	(3)	(2)
Total liabilities as of December 31, 2011	—	(39)	(39)
Marketable securities, at fair value
US corporate debt securities	—	1	1
Mutual funds	77	—	77
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	3	3	(1)
Total assets as of December 31, 2010	77	4	81
Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(59)	(59)	(2)
Interest rate swaps	—	(14)	(14)	(3)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	(10)	(10)	(2)
Total liabilities as of December 31, 2010	—	(83)	(83)
___________________________

(1)	Included in current Other assets in the consolidated balance sheets.

(2)	Included in current Other liabilities in the consolidated balance sheets.

(3)	Included in noncurrent Other liabilities in the consolidated balance sheets.
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

	As of December 31, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In $ millions)
Cost investments	147	—	139	—
Insurance contracts in nonqualified pension trusts	69	69	70	70
Long-term debt, including current installments of long-term debt	2,911	2,967	3,064	3,087
In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.

As of December 31, 2011 and 2010, the fair values of cash and cash equivalents, receivables, trade payables, short-term debt and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.
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
In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements in the Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) matter. The time to file claims against the class has expired and the entity established by the court to administer the claims was dissolved in September 2010. In addition between 1995 and 2001, CNA Holdings was named as a defendant in various putative class actions. The majority of these actions have now been dismissed. As a result the Company recorded $59 million in reserve reductions and recoveries from associated insurance indemnifications during 2010. The reserve was further reduced by $4 million during the year ended December 31, 2011 following the dismissal of the remaining US case (St. Croix, Ltd., et al. v. Shell Oil Company d/b/a Shell Chemical Company, Case No. XC-97-CR-467, Virgin Islands Superior Court) which was appealed during the three months ended September 30, 2011.

As of December 31, 2011, the class actions in Canada are subject to a pending class settlement that would result in a dismissal of those cases. The Company does not believe the Possible Loss associated with the remaining matters is material. The Company recorded recoveries and reductions in legal reserves related to plumbing actions (Note 17) to Other (charges) gains, net as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Recoveries	2	14	1
Legal reserve reductions	4	45	9
Total	6	59	10
Polyester Staple Antitrust Litigation
CNA Holdings, the successor in interest to Hoechst Celanese Corporation (“HCC”), Celanese Americas Corporation and Celanese GmbH (collectively, the “Celanese Entities”) and Hoechst, the former parent of HCC, were named as defendants in two actions (involving multiple individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions alleged that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the US. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the US District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions with prejudice against all Celanese Entities in consideration of a payment by the Company. This proceeding related to sales by the polyester staple fibers business which Hoechst sold to KoSa B.V., f/k/a Arteva B.V., a subsidiary of Koch Industries, Inc. (“KoSa”) in 1998. In November 2003, KoSa sought recovery from the Company (Koch Industries, Inc. et al. v. Hoechst Aktiengesellschaft et al., No. 03-cv-8679 Southern District NY) alleging a variety of claims, including indemnification and breach of representations, arising out of the 1998 sale. During the fourth quarter of 2010, the parties settled the case pursuant to a confidential agreement and the case was dismissed with prejudice. The settlement is a substantial portion of the amount recognized as Earnings (loss) from discontinued operations in the consolidated statement of income for the year ended December 31, 2010.
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
Commercial Actions
In April 2007, Southern Chemical Corporation (“Southern”) filed a petition in the 190th Judicial District Court of Harris County, Texas styled Southern Chemical Corporation v. Celanese Ltd. (Cause No. 2007-25490), seeking declaratory judgment relating to the terms of a multi-year methanol supply contract. The trial court granted the Company's motion for summary judgment in March 2008 dismissing Southern's claims. In September 2009, the intermediate Texas appellate court reversed the trial court decision and remanded the case to the trial court. The Texas Supreme Court subsequently declined both parties' requests that it hear the case. On August 15, 2010, Southern filed a second amended petition adding a claim for breach of contract and seeking equitable damages in an unspecified amount from the Company. Southern amended its complaint again in June, August and November 2011, abandoning its declaratory judgment claim and adding new claims for fraud and tortious interference with a third-party contract. More specifically, Southern now claims the Company “materially misrepresented its intended use of the methanol to be supplied by Southern” and “violated the material terms of the contract and failed to correct these breaches after Southern provided notice.” These alleged breaches include “selling, transferring, swapping or tolling methanol to or with entities other than the Company and to entities or operations outside the U.S. or Mexico.” In the November 2011 complaint, Southern is seeking compensatory damages of $1.3 billion, as well as pre- and post-judgment interest, attorneys' fees and punitive damages equaling two times its actual damages. Southern also is seeking rescission or termination of the contract. Trial has been reset for July 17, 2012. The Company is actively defending the matter. The Company believes that Southern's claims lack merit and that its alleged damages are inaccurate and, in any event, grossly inflated. Based on the Company's evaluation of currently available information, including that discovery is ongoing and involves foreign entities, the plaintiff is seeking relief other than compensatory damages, the matter presents meaningful legal uncertainties, and there are significant facts and legal claims in dispute, the Company cannot estimate the Possible Loss for this matter, if any, in excess of immaterial amounts accrued.

Acetic Acid Patent Infringement Matters
As previously disclosed, beginning in 1999, Celanese International Corporation filed three separate infringement actions against China Petrochemical Development Corporation (“CPDC”) in Taiwan alleging that CPDC infringed Celanese International Corporation's patent covering the manufacture of acetic acid. Since 1999, the cases have progressed through the Taiwan Court system, including the Intellectual Property Court. By mutual agreement on June 29, 2011, the companies entered into a confidential settlement of this litigation. The settlement was not significant to the Company's results of operations for the year ended December 31, 2011.
Award Proceedings in relation to Domination Agreement and Squeeze-Out
The Company's subsidiary, BCP Holdings GmbH (“BCP Holdings”), a German limited liability company, is a defendant in two special award proceedings initiated by minority stockholders of Celanese GmbH seeking the court's review of the amounts (i) of the fair cash compensation and of the guaranteed dividend offered in the purchaser offer under the 2004 Domination Agreement (the “Domination Agreement”) and (ii) the fair cash compensation paid for the 2006 squeeze-out (“Squeeze-Out”) of all remaining stockholders of Celanese GmbH.
Pursuant to a settlement agreement between BCP Holdings and certain former Celanese GmbH stockholders, if the court sets a higher value for the fair cash compensation or the guaranteed payment under the Domination Agreement or the Squeeze-Out compensation, former Celanese GmbH stockholders who ceased to be stockholders of Celanese GmbH due to the Squeeze-Out will be entitled to claim for their shares the higher of the compensation amounts determined by the court in these different proceedings related to the Domination Agreement and the Squeeze-Out. If the fair cash compensation determined by the court is higher than the Squeeze-Out compensation of €66.99, then 1,069,465 shares will be entitled to an adjustment. If the court determines the value of the fair cash compensation under the Domination Agreement to be lower than the original Squeeze-Out compensation, but determines a higher value for the Squeeze-Out compensation, 924,078 shares would be entitled to an adjustment. Payments already received by these stockholders as compensation for their shares will be offset so that persons who ceased to be stockholders of Celanese GmbH due to the Squeeze-Out are not entitled to more than the higher of the amount set in the two court proceedings.
In September 2011, an expert appointed by the court hearing the Domination Agreement stockholders' claims to assist it in determining the value of Celanese GmbH rendered an opinion. The expert opined that the fair cash compensation for these stockholders (145,387 shares) should be increased from €41.92 to €51.86. This non-binding opinion recommends a total increase in share value to €2 million for those claims under the Domination Agreement. The opinion has no effect on the Squeeze-Out proceeding because the share price recommended is lower than the price those stockholders already received in the Squeeze-Out. However, the opinion also advocates that the guaranteed dividend should be increased from €2.89 to €3.79, aggregating an increase in total guaranteed dividends of €1 million to the Squeeze-Out claimants. The Company evaluated the non-binding opinion of the expert and submitted a written response during the three months ended December 31, 2011. No hearing date has been set. No expert has yet been appointed in the Squeeze-Out proceedings.
For those claims brought under the Domination Agreement, based on the Company's evaluation of currently available information, including the non-binding expert opinion, and the fact that the court may adopt this opinion or apply its own, which could increase or decrease the Company's potential exposure, the Company does not believe that the Possible Loss is material.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to one-third of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2011 are $56 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
Based on the estimate of the probability of loss under this indemnification, the Company had reserves of $34 million and $36 million as of December 31, 2011 and 2010, respectively, for this contingency. Where the Company is unable to reasonably determine the probability of loss or estimate such loss under an indemnification, the Company has not recognized any related liabilities.
The Company has also undertaken in the Demerger Agreement to indemnify Hoechst and its legal successors for (i) 33.33% of any and all liabilities that result from Hoechst being held as the responsible party pursuant to public law or current or future environmental law or by third parties pursuant to private or public law related to contamination and (ii) liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not provided for any significant reserves associated with this indemnification as it is unable at this time to estimate its Possible Loss. The Company has not been requested by Hoechst to make any payments in connection with this indemnification. Accordingly, the Company has not made any payments to Hoechst and its legal successors.

•	Divestiture Obligations
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk. As of December 31, 2011 and 2010, the Company had reserves of $24 million and $26 million, respectively, for these matters.
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of indemnifications and guarantees provided for under these agreements is $190 million as of December 31, 2011. Other agreements do not provide for any monetary or time limitations.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services which extend through 2028. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2011, the Company had unconditional purchase obligations of $3.4 billion.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. Related to these variable interest entities, the Company has $6 million and $137 million of capital lease obligations included in current installments of long-term debt and Long-term debt, respectively, and $119 million of related machinery and equipment included in Property, plant, and equipment, net in the consolidated balance sheet as of December 31, 2011. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities as of December 31, 2011 is included within the take-or-pay obligation discussed above and relates primarily to contract termination penalties.
During March 2010, the Company successfully completed an amended raw material purchase agreement with a supplier who had filed for bankruptcy. Under the original contract, the Company made advance payments in exchange for preferential pricing on certain volumes of material purchases over the life of the contract. The cancellation of the original contract and the terms of the subsequent amendment resulted in the Company accelerating amortization on the unamortized prepayment balance of $22 million during the three months ended March 31, 2010. The accelerated amortization was recorded to Cost of sales in the consolidated statements of operations as follows: $20 million was recorded in the Acetyl Intermediates segment and $2 million was recorded in the Advanced Engineered Materials segment. During the year ended December 31, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against this bankrupt supplier. The consideration was recorded to Other charges (gains), net in the consolidated statements of operations in the Acetyl Intermediates segment.
24.  Supplemental Cash Flow Information
Supplemental cash flow information for cash and non-cash activities is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Taxes, net of refunds	94	135	17
Interest, net of amounts capitalized	230	186	208
Noncash investing and financing activities
Fair value adjustment to securities available for sale, net of tax	—	(2)	(3)
Capital lease obligations	38	33	38
Accrued capital expenditures	15	21	(9)
Asset retirement obligations	(2)	25	30
Accrued Ticona Kelsterbach plant relocation costs	(33)	(7)	22
25. Segment Information
Business Segments
The Company operates through the following business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company's key decision maker, who is the Company's Chief Executive Officer.

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
The Company’s Industrial Specialties segment includes the Emulsions and EVA Performance Polymers businesses. The Company’s Emulsions business is a global leader which produces a broad product portfolio, specializing in vinyl acetate ethylene emulsions, and is a recognized authority on low VOC (volatile organic compounds), an environmentally-friendly technology. The Company’s emulsions products are used in a wide array of applications including paints and coatings, adhesives, building and construction, glass fiber, textiles and paper. The EVA Performance Polymers business offers a complete line of low-density polyethylene and specialty ethylene vinyl acetate resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing and devices, automotive carpet and solar cell encapsulation films.
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
Sales and revenues related to transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Advanced Engineered Materials		Consumer Specialties		Industrial Specialties		Acetyl Intermediates		Other Activities		Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2011
Net sales	1,298		1,161	(1)	1,223		3,551	(1)	1		(471)	6,763
Other (charges) gains, net	(49)		(3)		—		14		(10)		—	(48)
Equity in net earnings (loss) of affiliates	161		2		—		5		24		—	192
Earnings (loss) from continuing operations before tax	239		307		102		469		(362)		—	755
Depreciation and amortization	100		44		45		96		13		—	298
Capital expenditures	64		92		71		122		15		—	364	(2)
	As of December 31, 2011
Goodwill and intangibles, net	391		277		54		235		—		—	957
Total assets	2,787		1,154		901		2,035		1,641		—	8,518
	Year Ended December 31, 2010
Net sales	1,109		1,098	(1)	1,036		3,082	(1)	2		(409)	5,918
Other (charges) gains, net	31		(76)		25	(3)	(12)		(14)	(3)	—	(46)
Equity in net earnings (loss) of affiliates	144		2		—		5		17		—	168
Earnings (loss) from continuing operations before tax	329		237		89		252		(369)		—	538
Depreciation and amortization	76	(4)	42		41		117	(4)	11		—	287
Capital expenditures	52		50		55		49		16		—	222	(2)
	As of December 31, 2010
Goodwill and intangibles, net	423		284		55		264		—		—	1,026
Total assets	2,765		998		841		1,909		1,768		—	8,281
	Year Ended December 31, 2009
Net sales	808		1,084	(1)	974		2,603	(1)	2		(389)	5,082
Other (charges) gains, net	(18)		(9)		4	(3)	(91)		(22)	(3)	—	(136)
Equity in net earnings (loss) of affiliates	78		1		—		5		15		—	99
Earnings (loss) from continuing operations before tax	114		288		89		102		(342)		—	251
Depreciation and amortization	73		50		51		123		11		—	308
Capital expenditures	27		50		45		36		9		—	167	(2)
___________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $468 million and $3 million, respectively, for the year ended December 31, 2011 and $400 million and $9 million, respectively, for the year ended December 31, 2010; and $383 million and $6 million, respectively, for the year ended December 31, 2009.

(2)
Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 27) and includes an increase in accrued capital expenditures of $15 million and $21 million for the years ended December 31, 2011 and December 31, 2010, respectively, and a decrease in accrued capital expenditures of $9 million for the year ended December 31, 2009.

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

Geographical Segments
Revenues and noncurrent assets are presented based on the location of the business. The net sales based on the geographic location of the Company’s facilities are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In $ millions)
Net sales
US	1,772	1,555	1,262
International	4,991	4,363	3,820
Total	6,763	5,918	5,082
International countries with significant net sales
Germany	2,328	1,950	1,733
China	667	596	460
Singapore	722	612	513
Belgium	461	451	459
Canada	323	277	173
Mexico	241	267	277
Property, plant and equipment, net based on the geographic location of the Company’s facilities is as follows:

	As of December 31,
	2011	2010
	(In $ millions)
Property, plant and equipment, net
US	735	650
International	2,534	2,367
Total	3,269	3,017
International countries with significant property, plant and equipment, net
Germany	1,394	1,321
China	573	557
Singapore	112	90
Belgium	53	30
Canada	154	131
Mexico	117	109

26. Earnings (Loss) Per Share

	Year Ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In $ millions, except share and per share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	606	606	426	426	494	494
Earnings (loss) from discontinued operations	1	1	(49)	(49)	4	4
Net earnings (loss)	607	607	377	377	498	498
Cumulative preferred stock dividends	—	—	(3)	—	(10)	—
Net earnings (loss) available to common stockholders	607	607	374	377	488	498
Weighted-average shares - basic	156,204,077	156,204,077	154,564,136	154,564,136	143,688,749	143,688,749
Dilutive stock options		1,930,072		1,828,746		1,167,922
Dilutive restricted stock units		813,685		425,385		172,246
Assumed conversion of preferred stock		—		1,553,925		12,086,604
Weighted-average shares - diluted	156,204,077	158,947,834	154,564,136	158,372,192	143,688,749	157,115,521
Per share
Earnings (loss) from continuing operations	3.88	3.81	2.73	2.69	3.37	3.14
Earnings (loss) from discontinued operations	0.01	0.01	(0.31)	(0.31)	0.03	0.03
Net earnings (loss)	3.89	3.82	2.42	2.38	3.40	3.17
Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Year Ended December 31,
	2011	2010	2009
Stock options	69,395	575,266	2,433,515
Restricted stock units	735	74,166	302,635
Convertible preferred stock	—	—	—
Total	70,130	649,432	2,736,150
27. Plant Relocation
In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona operations resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, the Company will transition Ticona’s operations from Kelsterbach to the Frankfurt Hoechst Industrial Park in the Rhine Main area in Germany. Under the original agreement, Fraport agreed to pay the Company a total of €670 million over a five-year period to offset costs associated with the transition of the operations from its current location and the closure of the Kelsterbach plant. The Company subsequently expanded the scope of the new production facilities.
The Company received its final payment from Fraport of €110 million during the three months ended June 30, 2011 and ceased POM operations at the Kelsterbach, Germany Ticona facility prior to July 31, 2011. On September 26, 2011, the Company announced the opening of its new POM production facility in Frankfurt Hoechst Industrial Park, Germany.

A summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation is as follows:

	Year Ended December 31,		Total From Inception Through
	2011	2010	December 31, 2011
	(In $ millions)
Deferred proceeds (1)	158	—	907
Costs expensed	47	26	106
Costs capitalized (2)	171	305	1,092
Lease buyout	—	22	22
Employee termination benefits	8	—	8
___________________________

(1)	Included in noncurrent other liabilities in the consolidated balance sheets.

(2)	Includes a decrease in accrued capital expenditures of $33 million and $7 million for the year ended December 31, 2011 and 2010, respectively.
28. Insurance Recoveries
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
Insurance recoveries included in Other (charges) gains (Note 17) are as follows:

	Year Ended December 31,
	2011	2010		2009
	(In $ millions)
Clear Lake, Texas
Acetyl Intermediates	—	—		6
Edmonton, Alberta, Canada
Industrial Specialties	—	25		10
Other Activities	—	(7)		(10)
Total net recoveries	—	18	(1)	6
___________________________
(1) Total net recoveries for the year ended December 31, 2010 consists of $8 million related to property damage and $10 million related to business interruption.
29. Consolidating Guarantor Financial Information
The 6.6250% Notes and the 5.8750% Notes (collectively, the “Notes”) were issued by Celanese US (the “Issuer”) and are guaranteed by Celanese Corporation (the “Parent Guarantor”) and the Subsidiary Guarantors (Note 13). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments. As a result, the Company presents such intercompany financing activities, contributions and dividends within the category where the ultimate use of cash to third parties is presented in the consolidated statements of cash flows.

The Company has not presented separate financial information and other disclosures for each of its Subsidiary Guarantors because it believes such financial information and other disclosures would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.
The consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,572	5,240	(1,049)	6,763
Cost of sales	—	—	(1,847)	(4,507)	1,025	(5,329)
Gross profit	—	—	725	733	(24)	1,434
Selling, general and administrative expenses	—	—	(168)	(368)	—	(536)
Amortization of intangible assets	—	—	(17)	(45)	—	(62)
Research and development expenses	—	—	(64)	(32)	—	(96)
Other (charges) gains, net	—	—	23	(71)	—	(48)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	—	(1)	(2)
Operating profit (loss)	—	—	498	217	(25)	690
Equity in net earnings (loss) of affiliates	605	770	165	166	(1,514)	192
Interest expense	—	(217)	(41)	(41)	78	(221)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	23	48	10	(78)	3
Dividend income - cost investments	—	—	—	80	—	80
Other income (expense), net	—	—	(39)	53	—	14
Earnings (loss) from continuing operations before tax	605	573	631	485	(1,539)	755
Income tax (provision) benefit	2	32	(149)	(43)	9	(149)
Earnings (loss) from continuing operations	607	605	482	442	(1,530)	606
Earnings (loss) from operation of discontinued operations	—	—	3	(1)	—	2
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	2	(1)	—	1
Net earnings (loss)	607	605	484	441	(1,530)	607
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	607	605	484	441	(1,530)	607

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,277	4,570	(929)	5,918
Cost of sales	—	—	(1,704)	(3,976)	942	(4,738)
Gross profit	—	—	573	594	13	1,180
Selling, general and administrative expenses	—	—	(183)	(322)	—	(505)
Amortization of intangible assets	—	—	(14)	(47)	—	(61)
Research and development expenses	—	—	(42)	(28)	—	(70)
Other (charges) gains, net	—	—	68	(114)	—	(46)
Foreign exchange gain (loss), net	—	—	—	(3)	—	(3)
Gain (loss) on disposition of businesses and assets, net	—	—	3	5	—	8
Operating profit (loss)	—	—	405	85	13	503
Equity in net earnings (loss) of affiliates	407	551	153	126	(1,069)	168
Interest expense	—	(173)	(38)	(46)	53	(204)
Refinancing expense	—	(16)	—	—	—	(16)
Interest income	—	21	30	9	(53)	7
Dividend income - cost investments	—	—	—	73	—	73
Other income (expense), net	(27)	2	(52)	84	—	7
Earnings (loss) from continuing operations before tax	380	385	498	331	(1,056)	538
Income tax (provision) benefit	(3)	22	(91)	(38)	(2)	(112)
Earnings (loss) from continuing operations	377	407	407	293	(1,058)	426
Earnings (loss) from operation of discontinued operations	—	—	(78)	(2)	—	(80)
Gain (loss) on disposition of discontinued operations	—	—	2	—	—	2
Income tax (provision) benefit from discontinued operations	—	—	28	1	—	29
Earnings (loss) from discontinued operations	—	—	(48)	(1)	—	(49)
Net earnings (loss)	377	407	359	292	(1,058)	377
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	377	407	359	292	(1,058)	377

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,046	3,986	(950)	5,082
Cost of sales	—	—	(1,443)	(3,578)	942	(4,079)
Gross profit	—	—	603	408	(8)	1,003
Selling, general and administrative expenses	—	—	(176)	(298)	—	(474)
Amortization of intangible assets	—	—	(12)	(65)	—	(77)
Research and development expenses	—	—	(41)	(29)	—	(70)
Other (charges) gains, net	—	—	(1)	(135)	—	(136)
Foreign exchange gain (loss), net	—	—	—	2	—	2
Gain (loss) on disposition of businesses and assets, net	—	—	6	26	10	42
Operating profit (loss)	—	—	379	(91)	2	290
Equity in net earnings (loss) of affiliates	491	523	72	86	(1,073)	99
Interest expense	—	(169)	(44)	(47)	53	(207)
Interest income	—	24	27	10	(53)	8
Dividend income - cost investments	—	—	38	19	—	57
Other income (expense), net	—	4	(2)	2	—	4
Earnings (loss) from continuing operations before tax	491	382	470	(21)	(1,071)	251
Income tax (provision) benefit	7	109	276	(149)	—	243
Earnings (loss) from continuing operations	498	491	746	(170)	(1,071)	494
Earnings (loss) from operation of discontinued operations	—	—	—	6	—	6
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	(2)	—	(2)
Earnings (loss) from discontinued operations	—	—	—	4	—	4
Net earnings (loss)	498	491	746	(166)	(1,071)	498
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	498	491	746	(166)	(1,071)	498

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

	As of December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	—	—	133	549	—	682
Trade receivables - third party and affiliates	—	—	297	694	(120)	871
Non-trade receivables, net	—	10	1,651	562	(1,988)	235
Inventories, net	—	—	187	590	(65)	712
Deferred income taxes	—	—	87	17	—	104
Marketable securities, at fair value	—	—	64	—	—	64
Assets held for sale	—	—	—	—	—	—
Other assets	—	6	18	45	(34)	35
Total current assets	—	16	2,437	2,457	(2,207)	2,703
Investments in affiliates	1,315	2,978	1,530	535	(5,534)	824
Property, plant and equipment, net	—	—	735	2,534	—	3,269
Deferred income taxes	—	17	382	22	—	421
Other assets	—	1,903	132	296	(1,987)	344
Goodwill	—	—	298	462	—	760
Intangible assets, net	—	—	69	128	—	197
Total assets	1,315	4,914	5,583	6,434	(9,728)	8,518
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,492	176	131	(1,655)	144
Trade payables - third party and affiliates	—	—	258	535	(120)	673
Other liabilities	—	63	353	506	(383)	539
Deferred income taxes	—	16	(16)	17	—	17
Income taxes payable	(29)	(373)	384	35	(5)	12
Total current liabilities	(29)	1,198	1,155	1,224	(2,163)	1,385
Noncurrent liabilities
Long-term debt	—	2,372	834	1,650	(1,983)	2,873
Deferred income taxes	—	—	—	92	—	92
Uncertain tax positions	3	16	27	136	—	182
Benefit obligations	—	—	1,346	146	—	1,492
Other liabilities	—	13	99	1,055	(14)	1,153
Total noncurrent liabilities	3	2,401	2,306	3,079	(1,997)	5,792
Total Celanese Corporation stockholders’ equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Total liabilities and equity	1,315	4,914	5,583	6,434	(9,728)	8,518

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

	As of December 31, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	—	—	128	612	—	740
Trade receivables - third party and affiliates	—	—	246	672	(91)	827
Non-trade receivables, net	—	10	1,400	515	(1,672)	253
Inventories, net	—	—	164	484	(38)	610
Deferred income taxes	—	25	33	34	—	92
Marketable securities, at fair value	—	—	77	1	—	78
Assets held for sale	—	—	9	—	—	9
Other assets	—	48	33	43	(65)	59
Total current assets	—	83	2,090	2,361	(1,866)	2,668
Investments in affiliates	903	3,721	1,413	530	(5,729)	838
Property, plant and equipment, net	—	—	650	2,367	—	3,017
Deferred income taxes	—	19	404	20	—	443
Other assets	—	614	125	389	(839)	289
Goodwill	—	—	297	477	—	774
Intangible assets, net	—	—	79	173	—	252
Total assets	903	4,437	5,058	6,317	(8,434)	8,281
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,227	137	190	(1,326)	228
Trade payables - third party and affiliates	—	—	249	515	(91)	673
Other liabilities	—	87	385	544	(420)	596
Deferred income taxes	—	—	—	28	—	28
Income taxes payable	(26)	(309)	314	39	(1)	17
Total current liabilities	(26)	1,005	1,085	1,316	(1,838)	1,542
Noncurrent liabilities
Long-term debt	—	2,498	980	346	(834)	2,990
Deferred income taxes	—	—	—	116	—	116
Uncertain tax positions	3	17	28	225	—	273
Benefit obligations	—	—	1,230	129	—	1,359
Other liabilities	—	14	123	954	(16)	1,075
Total noncurrent liabilities	3	2,529	2,361	1,770	(850)	5,813
Total Celanese Corporation stockholders’ equity	926	903	1,612	3,231	(5,746)	926
Noncontrolling interests	—	—	—	—	—	—
Total equity	926	903	1,612	3,231	(5,746)	926
Total liabilities and equity	903	4,437	5,058	6,317	(8,434)	8,281

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	(4)	—	274	368	—	638
Investing activities
Capital expenditures on property, plant and equipment	—	—	(145)	(204)	—	(349)
Acquisitions, net of cash acquired	—	—	(8)	—	—	(8)
Proceeds from sale of businesses and assets, net	—	—	1	5	—	6
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	159	—	159
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(204)	—	(204)
Other, net	—	—	(15)	(30)	—	(45)
Net cash provided by (used in) investing activities	—	—	(167)	(274)	—	(441)
Financing activities
Short-term borrowings (repayments), net	—	—	(5)	(11)	—	(16)
Proceeds from long-term debt	—	400	—	11	—	411
Repayments of long-term debt	—	(532)	(4)	(55)	—	(591)
Refinancing costs	—	(8)	—	—	—	(8)
Proceeds and repayments from intercompany financing activities	—	140	(140)	—	—	—
Purchases of treasury stock, including related fees	(31)	—	—	—	—	(31)
Dividends from subsidiary	45	145	—	—	(190)	—
Dividends to parent	—	(45)	(45)	(100)	190	—
Contributions from parent to subsidiary	—	(100)	100	—	—	—
Stock option exercises	20	—	—	—	—	20
Series A common stock dividends	(34)	—	—	—	—	(34)
Preferred stock dividends	—	—	—	—	—	—
Other, net	4	—	(8)	—	—	(4)
Net cash provided by (used in) financing activities	4	—	(102)	(155)	—	(253)
Exchange rate effects on cash and cash equivalents	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	—	—	5	(63)	—	(58)
Cash and cash equivalents as of beginning of period	—	—	128	612	—	740
Cash and cash equivalents as of end of period	—	—	133	549	—	682

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	(42)	—	49	445	—	452
Investing activities
Capital expenditures on property, plant and equipment	—	—	(88)	(113)	—	(201)
Acquisitions, net of cash acquired	—	—	(46)	—	—	(46)
Proceeds from sale of businesses and assets, net	—	—	4	22	—	26
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(312)	—	(312)
Other, net	—	—	(6)	(21)	—	(27)
Net cash provided by (used in) investing activities	—	—	(136)	(424)	—	(560)
Financing activities
Short-term borrowings (repayments), net	—	—	3	(19)	—	(16)
Proceeds from long-term debt	—	600	—	—	—	600
Repayments of long-term debt	—	(827)	(2)	(68)	—	(897)
Refinancing costs	—	(24)	—	—	—	(24)
Proceeds and repayments from intercompany financing activities	—	251	(218)	(33)	—	—
Purchases of treasury stock, including related fees	(48)	—	—	—	—	(48)
Dividends from subsidiary	86	86	—	—	(172)	—
Dividends to parent	—	(86)	(86)	—	172	—
Contributions from parent to subsidiary	—	—	—	—	—	—
Stock option exercises	14	—	—	—	—	14
Series A common stock dividends	(28)	—	—	—	—	(28)
Preferred stock dividends	(3)	—	—	—	—	(3)
Other, net	16	—	(2)	—	—	14
Net cash provided by (used in) financing activities	37	—	(305)	(120)	—	(388)
Exchange rate effects on cash and cash equivalents	—	—	—	(18)	—	(18)
Net increase (decrease) in cash and cash equivalents	(5)	—	(392)	(117)	—	(514)
Cash and cash equivalents as of beginning of period	5	—	520	729	—	1,254
Cash and cash equivalents as of end of period	—	—	128	612	—	740

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	—	—	298	298	—	596
Investing activities
Capital expenditures on property, plant and equipment	—	—	(58)	(118)	—	(176)
Acquisitions, net of cash acquired	—	—	—	(9)	—	(9)
Proceeds from sale of businesses and assets, net	—	—	132	39	—	171
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	412	—	412
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(351)	—	(351)
Proceeds from sale of marketable securities	—	—	—	15	—	15
Other, net	—	—	(4)	(27)	—	(31)
Net cash provided by (used in) investing activities	—	—	70	(39)	—	31
Financing activities
Short-term borrowings (repayments), net	—	—	(4)	(5)	—	(9)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(28)	(16)	(36)	—	(80)
Refinancing costs	—	(3)	—	—	—	(3)
Proceeds and repayments from intercompany financing activities	—	31	(31)	—	—	—
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends from subsidiary	24	24	4	—	(52)	—
Dividends to parent	—	(24)	(24)	(4)	52	—
Contributions from parent to subsidiary	—	—	—	—	—	—
Stock option exercises	14	—	—	—	—	14
Series A common stock dividends	(23)	—	—	—	—	(23)
Preferred stock dividends	(10)	—	—	—	—	(10)
Other, net	—	—	(1)	—	—	(1)
Net cash provided by (used in) financing activities	5	—	(72)	(45)	—	(112)
Exchange rate effects on cash and cash equivalents	—	—	—	63	—	63
Net increase (decrease) in cash and cash equivalents	5	—	296	277	—	578
Cash and cash equivalents as of beginning of period	—	—	224	452	—	676
Cash and cash equivalents as of end of period	5	—	520	729	—	1,254

30. Subsequent Events
On January 5, 2012, the Company declared a quarterly cash dividend of $0.06 per share on its Common Stock amounting to $9 million. The cash dividend was for the period from November 1, 2011 to January 31, 2012 and was paid on February 1, 2012 to holders of record as of January 18, 2012.

INDEX TO EXHIBITS

Exhibits will be furnished upon request for a nominal fee, limited to reasonable expenses.
Exhibit Number                    Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).

3.3	Certificate of Designations of 4.25% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

4.1	Form of certificate of Series A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 13, 2005).

4.2
Indenture, dated September 24, 2010, by and among Celanese US Holdings LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).

4.3
Indenture, dated as of May 6, 2011, by and between Celanese US Holdings LLC, Celanese Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 6, 2011).

4.4
First Supplemental Indenture, 5.875% Senior Notes due 2021, dated as of May 6, 2011, by and between Celanese US Holdings LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on May 6, 2011).

10.1†
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

10.1(a)
First Amendment to Credit Agreement, dated June 30, 2009, among Celanese US Holdings LLC and the Majority Lenders under the Revolving Facility (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2009).

10.1(b)
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

10.1(c)
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

10.1(d)
Guarantee and Collateral Agreement, dated April 2, 2007, by and among Celanese Holdings LLC, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).

Exhibit Number                    Description

10.2‡	Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 3, 2005).

10.2(a)‡	Amendment to Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.2(b)‡	Form of 2007 Deferral Agreement between Celanese Corporation and award recipient, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.3‡	Celanese Corporation 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.3(a)‡
Form of Nonqualified Stock Option Agreement (for employees) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.3(b)‡
Form of Amendment to Nonqualified Stock Option Agreement (for employees) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.5(b) to the Annual Report on Form 10-K filed with the SEC on February 12, 2010).

10.3(c)‡
Form of Amendment Two to Nonqualified Stock Option Agreement (for executive officers) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.3(d)‡
Form of Nonqualified Stock Option Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.8(d) to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.3(e)‡
Form of Performance-Based Restricted Stock Unit Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).

10.3(f)‡
Form of Performance-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.3(g)‡
Performance Unit Award Agreement, dated December 11, 2008, between Celanese Corporation and David N. Weidman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.3(h)‡
Form of Time-Vesting Cash Award Agreement (for employees) between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between the Company and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.4‡	Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 29, 2008).

10.4(a)‡	Amendment Number One to Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on April 23, 2009).

10.5‡	Celanese Corporation 2009 Global Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the SEC on April 23, 2009).

10.5(a)‡
Form of 2009 Time-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

Exhibit Number                     Description

10.5(b)‡
Form of 2009 Performance-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.5(c)‡
Form of 2009 Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.5(d)‡
Form of Long-Term Incentive Cash Award Agreement, together with a schedule identifying substantially identical agreements between the Company and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.5(e)‡
Time-Vesting Restricted Stock Unit Agreement, dated April 23, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.5(f)‡
Form of 2009 Time-Vesting Restricted Stock Unit Award Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.5(g)‡
Form of 2010 Performance-Vesting Restricted Stock Unit Award Agreement) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).

10.5(h)‡
Form of 2010 Time-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).

10.5(i)‡
Form of 2010 Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).

10.5(j)‡
Form of 2011 Time-Vesting Restricted Stock Unit Award Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 22, 2011).

10.5(k)‡	Form of 2011 Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.5(l)‡	Form of 2011 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.5(m)‡	Form of 2011 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.6‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).

10.7‡	Executive Severance Benefits Plan, dated July 21, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2010).

10.8‡
Summary of pension benefits for David N. Weidman (updated to include revisions effective after the summary was first filed as Exhibit 10.34 to the Annual Report on Form 10-K filed with the SEC on March 31, 2005) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

Exhibit Number                     Description

10.9‡
Offer Letter, dated February 25, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2009).

10.10‡
Offer Letter, dated November 18, 2009, between Celanese Corporation and Jacquelyn H. Wolf (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).

10.11‡
Letter Agreement, dated November 4, 2011, between Celanese Corporation and Mark C. Rohr (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2011).

10.12‡
Restrictive Covenant Agreement, dated September 7, 2011, between Celanese Corporation and James S. Alder (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.13‡
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

10.13(a)‡
Change in Control Agreement, dated May 1, 2008, between Celanese Corporation and Christopher W. Jensen (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2008).

10.13(b)‡
Form of 2010 Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2010).

10.13(c)‡
Form of Amendment No. 1 to 2010 Form of Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on October 26, 2011).

10.14‡
Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.15*‡	Summary of Non-Employee Director Compensation.

10.16
Share Purchase and Transfer Agreement and Settlement Agreement, dated August 19, 2005 between Celanese Europe Holding GmbH & Co. KG, as purchaser, and Paulson & Co. Inc., and Arnhold and S. Bleichroeder Advisers, LLC, each on behalf of its own and with respect to shares owned by the investment funds and separate accounts managed by it, as the sellers (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.17
Translation of Letter of Intent, dated November 29, 2006, among Celanese AG, Ticona GmbH and Fraport AG (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed November 29, 2006).

10.18†
Purchase Agreement dated as of December 12, 2006 by and among Celanese Ltd. and certain of its affiliates named therein and Advent Oxo (Cayman) Limited, Oxo Titan US Corporation, Drachenfelssee 520. V V GMBH and Drachenfelssee 521. V V GMBH (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on February 21, 2007).

10.18(a)
First Amendment to Purchase Agreement dated February 28, 2007, by and among Advent Oxea Cayman Ltd., Oxea Corporation, Drachenfelssee 520. V V GmbH, Drachenfelssee 521. V V GmbH, Celanese Ltd., Ticona Polymers Inc. and Celanese Chemicals Europe GmbH (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 9, 2007).

Exhibit Number                    Description

10.18(b)
Second Amendment to Purchase Agreement effective as of July 1, 2007 by and among Advent Oxea Cayman Ltd., Oxea Corporation, Oxea Holdings GmbH, Oxea Deutschland GmbH, Oxea Bishop, LLC, Oxea Japan KK, Oxea UK Ltd., Celanese Ltd., and Celanese Chemicals Europe GmbH (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on October 24, 2007).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of subsidiaries of Celanese Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

23.2*	Consent of Independent Auditors of CTE Petrochemicals Company, BDO USA, LLP.

23.3*	Consent of Independent Auditors of CTE Petrochemicals Company, Deloitte & Touche LLP.

23.4*	Consent of Independent Auditors of National Methanol Company, BDO Dr. Mohamed Al-Amri & Co.

23.5*	Consent of Independent Auditors of National Methanol Company, Deloitte & Touche Bakr Abulkhair & Co.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited financial statements as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011 for CTE Petrochemicals Company.

99.2*	Audited financial statements as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011 for National Methanol Company.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*     Filed herewith
** Furnished herewith
‡ Indicates a management contract or compensatory plan or arrangement
†     Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2 of the Securities Exchange Act of 19034, as amended. The omitted portions of this exhibit have been separately filed with the SEC.