Form 10-K/A
period 2011-12-31
Celanese CORP
filed 2012-04-24
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K/A
(Amendment No.1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Commission File Number) 001-32410
CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0420726 (I.R.S. Employer Identification No.)

222 West Las Colinas Blvd., Suite 900N Irving, TX (Address of Principal Executive Offices)	75039-5421 (Zip Code)
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
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement relating to the 2012 annual meeting of stockholders, filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

Explanatory Note
Celanese Corporation (the “Company” or “we”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on February 10, 2012 (the “Original Filing”), solely for the purpose of correcting a typographical error in Exhibit 23.4, Consent of Independent Auditors of National Methanol Company, BDO Dr. Mohamed Al-Amri & Co. (the “Consent”). The Consent in the Original Filing incorrectly identified the date of BDO Dr. Mohamed Al-Amri & Co.’s audit report as February 10, 2012. The correct date of the audit report included in the Original Filing is February 8, 2012, and a new consent with the correct date is filed herewith as Exhibit 23.4. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes, as exhibits, new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other changes are being made to the Company’s Original Filing. This Amendment does not reflect events occurring after the Original Filing and does not modify, update or change the disclosures contained in the Original Filing in any way other than as described in this Explanatory Note.   Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's filings made with the SEC subsequent to the date of such Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Name:	Mark C. Rohr
Title:	Chairman of the Board of Directors and Chief Executive Officer
Date: April 24, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK C. ROHR	Director, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	April 24, 2012
Mark C. Rohr

/s/ STEVEN M. STERIN	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 24, 2012
Steven M. Sterin

/s/ CHRISTOPHER W. JENSEN	Senior Vice President, Finance (Principal Accounting Officer)	April 24, 2012
Christopher W. Jensen

/s/ JAMES E. BARLETT*	Director	April 24, 2012
James E. Barlett

/s/ DAVID F. HOFFMEISTER*	Director	April 24, 2012
David F. Hoffmeister

Director
Jay V. Ihlenfeld

/s/ MARTIN G. MCGUINN*	Director	April 24, 2012
Martin G. McGuinn

/s/ PAUL H. O’NEILL*	Director	April 24, 2012
Paul H. O’Neill

/s/ DANIEL S. SANDERS*	Director	April 24, 2012
Daniel S. Sanders

Signature	Title	Date

/s/ FARAH M. WALTERS*	Director	April 24, 2012
Farah M. Walters

/s/ JOHN K. WULFF*	Director	April 24, 2012
John K. Wulff

* By: /s/ STEVEN M. STERIN		April 24, 2012
Steven M. Sterin, Attorney-in-fact
Pursuant to authority granted by powers of attorney, copies of which were filed with the Original Filing.

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

10.15‡	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

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

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

21.1	List of subsidiaries of Celanese Corporation (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

23.1
Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

23.2	Consent of Independent Auditors of CTE Petrochemicals Company, BDO USA, LLP (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

23.3
Consent of Independent Auditors of CTE Petrochemicals Company, Deloitte & Touche LLP (incorporated by reference to Exhibit 23.3 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

23.4*	Consent of Independent Auditors of National Methanol Company, BDO Dr. Mohamed Al-Amri & Co.

23.5
Consent of Independent Auditors of National Methanol Company, Deloitte & Touche Bakr Abulkhair & Co. (incorporated by reference to Exhibit 23.5 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012)

24.1	Power of Attorney (included on the signature page of the Annual Report on Form 10-K filed with the SEC on February 10, 2012 and incorporated by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

99.1
Audited financial statements as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011 for CTE Petrochemicals Company (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

99.2
Audited financial statements as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011 for National Methanol Company (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

Exhibit Number                    Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K filed with the SEC on February 10, 2012).
*     Filed herewith
‡ Indicates a management contract or compensatory plan or arrangement
†     Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the SEC.