Form 10-Q
period 2012-03-31
Celanese CORP
filed 2012-04-24
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of April 17, 2012 was 156,400,883.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended March 31, 2012

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
	(In $ millions, except share and per share data)
Net sales	1,633	1,589
Cost of sales	(1,363)	(1,238)
Gross profit	270	351
Selling, general and administrative expenses	(134)	(128)
Amortization of intangible assets	(13)	(16)
Research and development expenses	(26)	(23)
Other (charges) gains, net	—	3
Foreign exchange gain (loss), net	1	1
Gain (loss) on disposition of businesses and assets, net	—	—
Operating profit (loss)	98	188
Equity in net earnings (loss) of affiliates	51	43
Interest expense	(45)	(55)
Refinancing expense	—	—
Interest income	1	1
Dividend income - cost investments	—	—
Other income (expense), net	2	3
Earnings (loss) from continuing operations before tax	107	180
Income tax (provision) benefit	76	(42)
Earnings (loss) from continuing operations	183	138
Earnings (loss) from operation of discontinued operations	—	6
Gain (loss) on disposition of discontinued operations	—	—
Income tax (provision) benefit from discontinued operations	—	(2)
Earnings (loss) from discontinued operations	—	4
Net earnings (loss)	183	142
Net (earnings) loss attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Celanese Corporation	183	142
Cumulative preferred stock dividends	—	—
Net earnings (loss) available to common stockholders	183	142
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	183	138
Earnings (loss) from discontinued operations	—	4
Net earnings (loss)	183	142
Earnings (loss) per common share - basic
Continuing operations	1.17	0.88
Discontinued operations	—	0.03
Net earnings (loss) - basic	1.17	0.91
Earnings (loss) per common share - diluted
Continuing operations	1.15	0.87
Discontinued operations	—	0.03
Net earnings (loss) - diluted	1.15	0.90
Weighted average shares - basic	156,542,424	155,966,259
Weighted average shares - diluted	159,080,760	158,666,687

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2012	2011
	(In $ millions)
Net earnings (loss)	183	142
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—
Foreign currency translation	26	58
Unrealized gain (loss) on interest rate swaps	1	9
Pension and postretirement benefits	6	3
Total other comprehensive income (loss), net of tax	33	70
Total comprehensive income (loss), net of tax	216	212
Comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Celanese Corporation	216	212

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2012	December 31, 2011
	(In $ millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	727	682
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2012: $9; 2011: $9)	928	871
Non-trade receivables, net	207	235
Inventories	753	712
Deferred income taxes	104	104
Marketable securities, at fair value	63	64
Other assets	35	35
Total current assets	2,817	2,703
Investments in affiliates	762	824
Property, plant and equipment (net of accumulated depreciation - 2012: $1,375; 2011: $1,316)	3,329	3,269
Deferred income taxes	562	421
Other assets	368	344
Goodwill	783	760
Intangible assets, net	202	197
Total assets	8,823	8,518
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	155	144
Trade payables - third party and affiliates	758	673
Other liabilities	517	539
Deferred income taxes	19	17
Income taxes payable	22	12
Total current liabilities	1,471	1,385
Long-term debt	2,875	2,873
Deferred income taxes	138	92
Uncertain tax positions	176	182
Benefit obligations	1,435	1,492
Other liabilities	1,187	1,153
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2012 and 2011: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2012: 179,741,924 issued and 156,375,729 outstanding; 2011: 179,385,105 issued and 156,463,811 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2012 and 2011: 0 issued and outstanding)	—	—
Treasury stock, at cost (2012: 23,366,195 shares; 2011: 22,921,294 shares)	(880)	(860)
Additional paid-in capital	641	627
Retained earnings	2,597	2,424
Accumulated other comprehensive income (loss), net	(817)	(850)
Total Celanese Corporation stockholders’ equity	1,541	1,341
Noncontrolling interests	—	—
Total equity	1,541	1,341
Total liabilities and equity	8,823	8,518

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Three Months Ended
	March 31, 2012
	Shares	Amount
	(In $ millions, except share data)
Series A common stock
Balance as of the beginning of the period	156,463,811	—
Stock option exercises	341,655	—
Purchases of treasury stock	(444,901)	—
Stock awards	15,164	—
Balance as of the end of the period	156,375,729	—
Treasury stock
Balance as of the beginning of the period	22,921,294	(860)
Purchases of treasury stock, including related fees	444,901	(20)
Balance as of the end of the period	23,366,195	(880)
Additional paid-in capital
Balance as of the beginning of the period		627
Stock-based compensation, net of tax		8
Stock option exercises, net of tax		6
Balance as of the end of the period		641
Retained earnings
Balance as of the beginning of the period		2,424
Net earnings (loss) attributable to Celanese Corporation		183
Series A common stock dividends		(10)
Balance as of the end of the period		2,597
Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(850)
Other comprehensive income (loss)		33
Balance as of the end of the period		(817)
Total Celanese Corporation stockholders’ equity		1,541
Noncontrolling interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		—
Balance as of the end of the period		—
Total equity		1,541

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(In $ millions)
Operating activities
Net earnings (loss)	183	142
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(4)	(9)
Depreciation, amortization and accretion	77	75
Deferred income taxes, net	(94)	(2)
(Gain) loss on disposition of businesses and assets, net	—	—
Refinancing expense	—	—
Other, net	72	38
Operating cash provided by (used in) discontinued operations	—	(2)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(47)	(108)
Inventories	(32)	(60)
Other assets	19	(18)
Trade payables - third party and affiliates	123	75
Other liabilities	(82)	1
Net cash provided by (used in) operating activities	215	132
Investing activities
Capital expenditures on property, plant and equipment	(106)	(77)
Acquisitions, net of cash acquired	(23)	(8)
Proceeds from sale of businesses and assets, net	—	4
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—
Capital expenditures related to Ticona Kelsterbach plant relocation	(21)	(54)
Other, net	(5)	(16)
Net cash provided by (used in) investing activities	(155)	(151)
Financing activities
Short-term borrowings (repayments), net	10	(5)
Proceeds from long-term debt	—	11
Repayments of long-term debt	(8)	(9)
Refinancing costs	—	—
Purchases of treasury stock, including related fees	(20)	(3)
Stock option exercises	7	5
Series A common stock dividends	(10)	(8)
Preferred stock dividends	—	—
Other, net	—	(2)
Net cash provided by (used in) financing activities	(21)	(11)
Exchange rate effects on cash and cash equivalents	6	12
Net increase (decrease) in cash and cash equivalents	45	(18)
Cash and cash equivalents as of beginning of period	682	740
Cash and cash equivalents as of end of period	727	722

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2012 and 2011 contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2011, filed on February 10, 2012 with the SEC as part of the Company’s Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.
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

2. Recent Accounting Pronouncements
None.
3. Acquisitions, Dispositions, Ventures and Plant Closures
Acquisitions
On January 3, 2012, the Company completed the acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, which will support the strategic growth of the Company's Emulsions business (Note 6). In February 2011, the Company acquired a business primarily consisting of emulsions process technology from Crown Paints Limited. Both of the acquired operations are included in the Industrial Specialties segment. Pro forma financial information since the respective acquisition dates has not been provided as the acquisitions did not have a material impact on the Company’s financial information.
The Company allocated the purchase price of the acquisitions to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered Level 3 measurements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“FASB ASC Topic 820”). The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company, with the assistance of third-party valuation consultants, calculated the fair value of the intangible assets acquired to allocate the purchase price at the respective acquisition date.
Plant Closures
• Spondon, Derby, United Kingdom
In August 2010, the Company announced it would consolidate its global acetate manufacturing capabilities by closing its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom (Note 13). The Company expects to serve its acetate customers under this proposal by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company's acetate affiliate facilities in China. The Company expects the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom to occur during the second half of 2012. The Spondon, Derby, United Kingdom operations are included in the Consumer Specialties segment.

• Pardies, France
In July 2009, the Company completed the consultation process with the workers council on its “Project of Closure” and social plan related to the Company’s Pardies, France facility pursuant to which the Company ceased all manufacturing operations and associated activities in December 2009 (Note 13). The Pardies, France operations are included in the Acetyl Intermediates segment.

4. Marketable Securities, at Fair Value
The Company’s captive insurance companies and nonqualified trusts hold available-for-sale securities for capitalization and funding requirements, respectively.
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In $ millions)
Mutual funds	63	—	—	63
As of March 31, 2012	63	—	—	63

Mutual funds	64	—	—	64
As of December 31, 2011	64	—	—	64
See Note 16, Fair Value Measurements, for additional information regarding the fair value of the Company's marketable securities.
5. Inventories

	As of	As of
	March 31, 2012	December 31, 2011
	(In $ millions)
Finished goods	549	511
Work-in-process	36	38
Raw materials and supplies	168	163
Total	753	712
6. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2011
Goodwill	294	246	35	185	760
Accumulated impairment losses	—	—	—	—	—
Net book value	294	246	35	185	760
Acquisitions (Note 3)	—	—	8	—	8
Exchange rate changes	4	4	—	7	15
As of March 31, 2012
Goodwill	298	250	43	192	783
Accumulated impairment losses	—	—	—	—	—
Net book value	298	250	43	192	783
The Company assesses the recoverability of the carrying value of its reporting unit goodwill annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

Intangible Assets, Net
Finite-lived intangibles are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2011	32	513	27	22	594
Acquisitions (Note 3)	—	4	3	6	13	(1)
Exchange rate changes	—	13	—	—	13
As of March 31, 2012	32	530	30	28	620

Accumulated Amortization
As of December 31, 2011	(13)	(433)	(14)	(18)	(478)
Amortization	(1)	(10)	(1)	(1)	(13)
Exchange rate changes	—	(11)	—	(1)	(12)
As of March 31, 2012	(14)	(454)	(15)	(20)	(503)
Net book value	18	76	15	8	117
______________________________

(1)	Weighted average amortization period of intangible assets acquired was 6 years.
Indefinite-lived intangibles are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2011	81
Acquisitions (Note 3)	2
Exchange rate changes	2
As of March 31, 2012	85
The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization expense is recorded on these intangible assets. For the three months ended March 31, 2012, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2013	32
2014	21
2015	10
2016	7
2017	6

7. Current Other Liabilities

	As of	As of
	March 31, 2012	December 31, 2011
	(In $ millions)
Salaries and benefits	75	101
Environmental (Note 11)	20	25
Restructuring (Note 13)	41	44
Insurance	17	19
Asset retirement obligations	27	22
Derivatives (Note 15)	23	26
Current portion of benefit obligations	47	47
Interest	43	25
Sales and use tax/foreign withholding tax payable	18	16
Uncertain tax positions	73	70
Other	133	144
Total	517	539
8. Noncurrent Other Liabilities

	As of	As of
	March 31, 2012	December 31, 2011
	(In $ millions)
Environmental (Note 11)	76	71
Insurance	67	64
Deferred revenue	39	40
Deferred proceeds(1)	920	892
Asset retirement obligations	38	42
Derivatives (Note 15)	9	13
Income taxes payable	3	2
Other	35	29
Total	1,187	1,153
______________________________

(1)
Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to relocate its Kelsterbach, Germany Ticona operations, included in the Advanced Engineered Materials segment, to a new site (Note 20). Such proceeds will be deferred until the transfer of title to the Frankfurt, Germany Airport.

9. Debt

	As of	As of
	March 31, 2012	December 31, 2011
	(In $ millions)
Short-term borrowings and current installments of long-term debt - third party and affiliates
Current installments of long-term debt	39	38
Short-term borrowings, including amounts due to affiliates	116	106
Total	155	144
The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates, was 4.0% as of March 31, 2012 compared to 4.3% as of December 31, 2011.

	As of	As of
	March 31, 2012	December 31, 2011
	(In $ millions)
Long-term debt
Senior credit facilities
Term C loan facility due 2016	1,391	1,386
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	182	182
Obligations under capital leases due at various dates through 2054	248	248
Other bank obligations, interest rates ranging from 6.3% to 6.7%, due at various dates through 2017	93	95
Subtotal	2,914	2,911
Current installments of long-term debt	(39)	(38)
Total	2,875	2,873
Senior Notes
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the “6.625% Notes”) under an indenture dated September 24, 2010 (the “Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act of 1933, as amended (the "Securities Act"). Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year which commenced on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the Indenture. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).
The Indenture contains covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
In May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the “5.875% Notes”) in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the “First Supplemental Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year which commenced on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the First Supplemental Indenture. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
The First Supplemental Indenture contains covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

Senior Credit Facilities
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement (the “Amendment Agreement”) with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated as of April 2, 2007 (as previously amended, the “Existing Credit Agreement”, and as amended and restated by the Amendment Agreement, the “Amended Credit Agreement”). Our Amended Credit Agreement consists of the Term C loan facility, the Term B loan facility, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US, through its subsidiaries, prepaid its outstanding Term B loan facility under the Amendment Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
Borrowings under the Amended Credit Agreement bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), or, for US dollar-denominated loans under certain circumstances, a base rate, in each case plus a margin. The margin may increase or decrease 0.25% based on the following:

	Estimated Margin as of	Estimated Margin		Estimated Total Net Leverage Ratio as of
		Decreases .25%	Increases .25%
	March 31, 2012	If the Estimated Total Net Leverage is:		March 31, 2012
Credit-linked revolving facility	1.50%	not applicable	> 2.25:1.00	1.56
Term C	2.75%	< = 1.75:1.00	> 2.25:1.00	1.56
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
The Company’s first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of March 31, 2012
			Estimate, if Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
				(In $ millions)
First lien senior secured leverage ratios	3.90 to 1.00	1.07 to 1.00	1.52 to 1.00	600

The balances available for borrowing are as follows:

As of
March 31, 2012
(In $ millions)
Revolving credit facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-linked revolving facility
Letters of credit issued	74
Available for borrowing	154
The Amended Credit Agreement contains covenants including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses.
The Amended Credit Agreement also maintains a number of events of default, including a failure to make any payment of principal or interest when due, a cross default to other debt of Celanese, Celanese US, or their subsidiaries, including the 6.625% Notes and 5.875% Notes, in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations under the Amended Credit Agreement.
The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2012.
10. Benefit Obligations
The components of net periodic benefit costs are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
	2012	2011	2012	2011
	(In $ millions)
Service cost	7	7	—	—
Interest cost	43	46	3	4
Expected return on plan assets	(51)	(50)	—	—
Recognized actuarial (gain) loss	14	7	—	(1)
Prior service credit	—	—	—	—
Curtailment (gain) loss	—	(1)	—	—
Total	13	9	3	3
Commitments to fund benefit obligations during 2012 are as follows:

	As of	Expected for
	March 31, 2012	2012
	(In $ millions)
Cash contributions to defined benefit pension plans	56	160
Benefit payments from nonqualified trusts related to nonqualified pension plans	4	15
Benefit payments to other postretirement benefit plans	7	25
The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $1 million for the three months ended March 31, 2012.
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
The components of environmental remediation reserves are as follows:

	As of	As of
	March 31, 2012	December 31, 2011
	(In $ millions)
Demerger obligations (Note 17)	34	34
Divestiture obligations (Note 17)	23	24
Active sites	21	20
US Superfund sites	14	14
Other environmental remediation reserves	4	4
Total	96	96
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

One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the US Environmental Protection Agency (“EPA”) to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the lower 17-mile stretch known as the Lower Passaic River Study Area. The RI/FS is ongoing and may take several more years to complete. The Company has also been named as a third-party defendant along with more than 200 other entities in an action initially brought by the New Jersey Department of Environmental Protection (“NJDEP”) in the Supreme Court of New Jersey against Occidental Chemical Corporation and several other companies. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief arising from alleged discharges into the Lower Passaic River.
In 2007, the EPA issued a draft study that evaluated alternatives for early remedial action of a portion of the Passaic River at an estimated cost of $900 million to $2.3 billion. Several parties commented on the draft study, and to date, the EPA has not taken further action. The contamination allegedly released by the Company is likely an insignificant aspect of the final remedy, which would consequently limit the ultimate contribution from the Company. Because the RI/FS is still ongoing, and the EPA has not finalized its study or the scope of requested cleanup, and the Company's assessment that the contamination allegedly released by the Company is likely an insignificant aspect of the final remedy, the Company cannot reliably estimate its portion of the final remedial costs for this matter at this time. However, the Company currently believes that its portion of the costs would be less than approximately 1% to 2%. The Company is vigorously defending these and all related matters.
12. Stockholders’ Equity
Common Stock
The Company’s Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company’s Series A Common Stock, par value $0.0001 per share ("Common Stock") unless the Company’s Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the Company’s Amended Credit Agreement, the 6.625% Notes and the 5.875% Notes.
In April 2011, the Company announced that its Board of Directors approved a 20% increase in the Company’s quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.05 to $0.06 per share of Common Stock on a quarterly basis and $0.20 to $0.24 per share of Common Stock on an annual basis beginning in August 2011.
Treasury Stock
The Company’s Board of Directors authorized the repurchase of the Common Stock as follows:

Date of Board Authorization	As of
March 31, 2012
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
Total	629
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The share repurchase activity pursuant to this authorization is as follows:

	Three Months Ended		Total From February 2008 Through
	March 31,
	2012	2011	March 31, 2012
Shares repurchased	444,901	69,400	12,527,709
Average purchase price per share	$46.34	$43.42	$38.07
Amount spent on repurchased shares (in millions)	$20	$3	$476
The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.

Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	26	—	26	58	—	58
Unrealized gain (loss) on interest rate swaps	2	(1)	1	14	(5)	9
Pension and postretirement benefits	12	(6)	6	6	(3)	3
Total	40	(7)	33	78	(8)	70
Adjustments to Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Pension and Postretire- ment Benefits	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2011	(1)	(28)	(57)	(764)	(850)
Current period change	—	26	2	12	40
Income tax (provision) benefit	—	—	(1)	(6)	(7)
As of March 31, 2012	(1)	(2)	(56)	(758)	(817)
13. Other (Charges) Gains, Net

	Three Months Ended
	March 31,
	2012	2011
	(In $ millions)
Employee termination benefits	—	(4)
Ticona Kelsterbach plant relocation (Note 20)	—	(13)
Commercial disputes	—	20
Total	—	3
2012
No significant Other (charges) gains, net were incurred during the three months ended March 31, 2012.
2011
As a result of the Company's Pardies, France Project of Closure and the planned closure of the Company's Spondon, Derby, United Kingdom facility (Note 3), the Company recorded $1 million and $2 million, respectively, of employee termination benefits during the three months ended March 31, 2011. The Pardies, France facility is included in the Acetyl Intermediates segment.
During March 2011, the Company received consideration of $16 million in connection with the settlement of a claim against a bankrupt supplier. In addition, the Company also recovered an additional $3 million from the settlement of an unrelated commercial dispute. These commercial dispute resolutions are included in the Acetyl Intermediates segment.

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2011	8	18	—	5	11	42
Additions	—	1	—	—	—	1
Cash payments	(1)	—	—	(1)	(1)	(3)
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	—	1	—	—	—	1
As of March 31, 2012	7	20	—	4	9	40

Plant/Office Closures
As of December 31, 2011	—	—	—	1	1	2
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	—	—	—	—	—	—
As of March 31, 2012	—	—	—	1	—	1
Total	7	20	—	5	9	41
14. Income Taxes

	Three Months Ended
	March 31,
	2012	2011
Effective income tax rate	(71)%	23%
The lower effective rate for the three months ended March 31, 2012 is primarily due to foreign tax credit carryforwards partially offset by deferred tax charges related to changes in assessment regarding permanent reinvestment of certain foreign earnings.
During the three months ended March 31, 2012, the Company determined that it was beneficial to amend certain prior year income tax returns to recognize the benefit of available foreign tax credit carryforwards. As a result, the Company recognized a tax benefit of $142 million. The available foreign tax credits are subject to a ten year carryforward period and begin to expire in 2014. The Company expects to fully utilize the credits within the prescribed carryforward period.
On February 15, 2012, the Company amended its existing joint venture and other related agreements with its venture partner in Polyplastics Co., Ltd (“Polyplastics”). The amended agreements (“Agreements”), among other items, modified certain dividend rights, resulting in a cash dividend payment to the Company of $72 million during the three months ended March 31, 2012. In addition, as a result of the Agreements, Polyplastics is required to pay certain annual dividends to the venture partners.  Consequently, Polyplastics' undistributed earnings will no longer be invested indefinitely. Accordingly, the Company recognized a deferred tax liability of $38 million that was recorded to Income tax provision (benefit) in the unaudited interim consolidated statement of operations during the three months ended March 31, 2012, related to the taxable outside basis difference of its investment in Polyplastics.
Subsequent to the execution of the Agreements during the three months ended March 31, 2012, the Company recorded a further net increase of $5 million to the deferred tax liability related to its investment in Polyplastics, comprised of $9 million recorded to Income tax provision (benefit) in the unaudited interim consolidated statement of operations partially offset by $4 million recorded to Foreign currency translation in the unaudited interim consolidated statement of comprehensive income (loss).

Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the three months ended March 31, 2012, the total unrecognized tax benefits, interest and penalties related to uncertain tax positions decreased by $15 million for interest and changes in uncertain tax positions in US and foreign jurisdictions, and increased $6 million due to exchange rate changes.
The Company's US tax returns for the years 2009 and 2010 are currently under audit by the US Internal Revenue Service and certain of the Company's subsidiaries are under audit in jurisdictions outside of the US. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of any of these audits or the lapse of applicable statutes of limitations. Such amounts have been reflected as the current portion of uncertain tax positions (Note 7).
15. Derivative Financial Instruments
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
US-dollar interest rate swap derivative arrangements are as follows:

As of March 31, 2012
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
1,100	January 2, 2012	January 2, 2014	1.71%
500	January 2, 2014	January 2, 2016	1.02%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 9).

As of December 31, 2011
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 9).
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

Gross notional values of the foreign currency forwards and swaps are as follows:

	As of	As of
	March 31, 2012	December 31, 2011
	(In $ millions)
Total	888	896

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended				Three Months Ended
	March 31, 2012				March 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives designated as cash flow hedging instruments
Interest rate swaps	(1)	(1)	(3)	(2)	(1)	(3)	(16)	(2)
Derivatives not designated as hedging instruments
Interest rate swaps	—		—	(4)	—		—	(4)
Foreign currency forwards and swaps	—		(10)	(5)	—		(12)	(5)
Total	(1)		(13)		(1)		(28)
______________________________

(1)	Amount excludes $1 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(3)	Amount excludes $1 million of losses associated with the Company’s equity method investments’ derivative activity and $5 million of tax expense recognized in Other comprehensive income (loss).

(4)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.
See Note 16, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.
16. Fair Value Measurements
The Company follows the provisions of FASB ASC Topic 820 for financial assets and liabilities. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
The three levels of inputs are defined as follows:
Level 1 - unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company
Level 2 - inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 - inputs that are unobservable in the marketplace and significant to the valuation

The Company’s financial assets and liabilities are measured at fair value on a recurring basis and include securities available for sale and derivative financial instruments. Securities available for sale include equity securities. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.
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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In $ millions)
Marketable securities, at fair value
Mutual funds	63	—	63
Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	3	3	(1)
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	3	3	(2)
Total assets as of March 31, 2012	63	6	69
Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(16)	(16)	(3)
Interest rate swaps	—	(9)	(9)	(4)
Derivatives not designated as hedging instruments
Interest rate swaps	—	—	—	(3)
Foreign currency forwards and swaps	—	(7)	(7)	(3)
Total liabilities as of March 31, 2012	—	(32)	(32)
Marketable securities, at fair value
Mutual funds	64	—	64
Derivatives not designated as hedging instruments
Foreign currency forwards and swaps	—	9	9	(2)
Total assets as of December 31, 2011	64	9	73
Derivatives designated as cash flow hedging instruments
Interest rate swaps	—	(21)	(21)	(3)
Interest rate swaps	—	(13)	(13)	(4)
Derivatives not designated as hedging instruments
Interest rate swaps		(2)	(2)	(3)
Foreign currency forwards and swaps	—	(3)	(3)	(3)
Total liabilities as of December 31, 2011	—	(39)	(39)
______________________________

(1)	Included in noncurrent Other assets in the unaudited consolidated balance sheets.

(2)	Included in current Other assets in the unaudited consolidated balance sheets.

(3)	Included in current Other liabilities in the unaudited consolidated balance sheets.

(4)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement Using
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In $ millions)
As of March 31, 2012
Cost investments	148	—	—	—
Insurance contracts in nonqualified trusts	65	65	—	65
Long-term debt, including current installments of long-term debt	2,914	2,735	248	2,983
As of December 31, 2011
Cost investments	147	—	—	—
Insurance contracts in nonqualified trusts	69	69	—	69
Long-term debt, including current installments of long-term debt	2,911	2,719	248	2,967
In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values.
As of March 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.
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
As of March 31, 2012, the class actions in Canada are subject to a pending class settlement that would result in a dismissal of those cases. The Company does not believe the Possible Loss associated with the remaining matters is material. As of March 31, 2012, the Company did not record any recoveries or reductions in legal reserves related to plumbing actions (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations.
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
Commercial Actions
In April 2007, Southern Chemical Corporation (“Southern”) filed a petition in the 190th Judicial District Court of Harris County, Texas styled Southern Chemical Corporation v. Celanese Ltd. (Cause No. 2007-25490), seeking declaratory judgment relating to the terms of a multi-year methanol supply contract. The trial court granted the Company's motion for summary judgment in March 2008 dismissing Southern's claims. In September 2009, the intermediate Texas appellate court reversed the trial court decision and remanded the case to the trial court. The Texas Supreme Court subsequently declined both parties' requests that it hear the case. On August 15, 2010, Southern filed a second amended petition adding a claim for breach of contract and seeking equitable damages in an unspecified amount from the Company. Southern amended its complaint again in June, August and November 2011, abandoning its declaratory judgment claim and adding new claims for fraud and tortious interference with a third-party contract. More specifically, Southern now claims the Company “materially misrepresented its intended use of the methanol to be supplied by Southern” and “violated the material terms of the contract and failed to correct these breaches after Southern provided notice.” These alleged breaches include “selling, transferring, swapping or tolling methanol to or with entities other than the Company and to entities or operations outside the U.S. or Mexico.” In the November 2011 complaint, Southern is seeking compensatory damages of $1.3 billion, as well as pre- and post-judgment interest, attorneys' fees and punitive damages equaling two times its actual damages. Southern also is seeking rescission or termination of the contract. Trial has been set for July 17, 2012. The Company is actively defending the matter. The Company believes that Southern's claims lack merit and that its alleged damages are inaccurate and, in any event, grossly inflated. Based on the Company's evaluation of currently available information, including that discovery is ongoing and involves foreign entities, the plaintiff is seeking relief other than compensatory damages, the matter presents meaningful legal uncertainties (including the applicable damage theory(ies)), and there are significant facts and legal claims in dispute, the Company cannot estimate the Possible Loss for this matter, if any, in excess of immaterial amounts accrued.
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
In September 2011, an expert appointed by the court hearing the Domination Agreement stockholders' claims to assist it in determining the value of Celanese GmbH rendered an opinion. The expert opined that the fair cash compensation for these stockholders (145,387 shares) should be increased from €41.92 to €51.86. This non-binding opinion recommends a total increase in share value to €2 million for those claims under the Domination Agreement. The opinion has no effect on the Squeeze-Out proceeding because the share price recommended is lower than the price those stockholders already received in the Squeeze-Out. However, the opinion also advocates that the guaranteed dividend should be increased from €2.89 to €3.79, aggregating an increase in total guaranteed dividends of €1 million to the Squeeze-Out claimants. The Company evaluated the non-binding opinion of the expert and submitted a written response during the three months ended December 31, 2011. The court then asked the expert to update his opinion. No hearing date has been set. No expert has yet been appointed in the Squeeze-Out proceedings.
For those claims brought under the Domination Agreement, based on the Company's evaluation of currently available information, including the non-binding expert opinion, the fact that the court has asked the expert to update his opinion, and the fact that the court may adopt this new opinion or apply its own (there are legal questions about the applicable valuation method), which could increase or decrease the Company's potential exposure, the Company does not believe that the Possible Loss is material.
For those remaining claims brought by the Squeeze-Out claimants, based on the Company's evaluation of currently available information, including that damages sought are unspecified, unsupported or uncertain, the matter presents meaningful legal uncertainties (including novel issues of law and the applicable valuation method), there are significant facts in dispute and the court has not yet appointed an expert, the Company cannot estimate the Possible Loss, if any, at this time.
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
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the demerger agreement, including for environmental liabilities associated with contamination arising either from environmental damage in general ("Category A") or under 19 divestiture agreements entered into by Hoechst prior to the demerger ("Category B") (Note 11).
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2012 are $57 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
The Company has also undertaken in the demerger agreement to indemnify Hoechst and its legal successors for (i) 33.33% of any and all Category A liabilities that result from Hoechst being held as the responsible party pursuant to public law or current or future environmental law or by third parties pursuant to private or public law related to contamination and (ii) liabilities that Hoechst is required to discharge, including tax liabilities, which are associated with businesses that were included in the demerger but were not demerged due to legal restrictions on the transfers of such items. These indemnities do not provide for any monetary or time limitations. The Company has not been requested by Hoechst to make any payments in connection with this indemnification. Accordingly, the Company has not made any payments to Hoechst or its legal successors.
Based on the Company's evaluation of currently available information, including the lack of requests for indemnification, the Company cannot estimate the Possible Loss for the remaining demerger obligations, if any, in excess of amounts accrued.

•	Divestiture Obligations
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk (Note 11).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $197 million as of March 31, 2012. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services which extend through 2028. The Company maintains a number of “take-or-pay” contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2012, the Company had unconditional purchase obligations of $3.8 billion.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. Related to these variable interest entities, the Company has $6 million and $135 million of capital lease obligations included in current installments of long-term debt and Long-term debt, respectively, and $117 million of related machinery and equipment included in Property, plant, and equipment, net in the unaudited consolidated balance sheet as of March 31, 2012. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities as of March 31, 2012 is included within the take-or-pay obligation discussed above and relates primarily to contract termination penalties.
During March 2010, the Company successfully completed an amended raw material purchase agreement with a supplier who had filed for bankruptcy. During March 2011, the Company received consideration of $16 million in connection with the settlement of a claim against this bankrupt supplier. The consideration was recorded to Other charges (gains), net in the unaudited interim consolidated statements of operations in the Acetyl Intermediates segment. During April 2011, the Company received additional consideration of $1 million related to the same settlement.
18. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended March 31, 2012
Net sales	317	264	(1)	309	852	(1)	—	(109)	1,633
Other (charges) gains, net	—	(1)		—	—		1	—	—
Equity in net earnings (loss) of affiliates	43	1		—	1		6	—	51
Earnings (loss) from continuing operations before tax	64	40		19	61		(77)	—	107
Depreciation and amortization	27	9		15	20		3	—	74
Capital expenditures	7	16		8	31		8	—	70	(2)
	As of March 31, 2012
Goodwill and intangibles, net	391	280		74	240		—	—	985
Total assets	2,786	1,198		968	2,153		1,718	—	8,823
	Three Months Ended March 31, 2011
Net sales	328	266	(1)	290	813	(1)	1	(109)	1,589
Other (charges) gains, net	(13)	(1)		—	18		(1)	—	3
Equity in net earnings (loss) of affiliates	34	1		—	2		6	—	43
Earnings (loss) from continuing operations before tax	73	55		25	114		(87)	—	180
Depreciation and amortization	21	12		10	25		4	—	72
Capital expenditures	17	13		12	15		2	—	59	(2)
	As of December 31, 2011
Goodwill and intangibles, net	391	277		54	235		—	—	957
Total assets	2,787	1,154		901	2,035		1,641	—	8,518
_______________________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $108 million and $1 million, respectively, for the three months ended March 31, 2012 and $108 million and $1 million, respectively, for the three months ended March 31, 2011.

(2)
Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes a decrease in accrued capital expenditures of $36 million and $18 million for the three months ended March 31, 2012 and 2011, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In $ millions, except share and per share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	183	183	138	138
Earnings (loss) from discontinued operations	—	—	4	4
Net earnings (loss)	183	183	142	142
Cumulative preferred stock dividends	—	—	—	—
Net earnings (loss) available to common stockholders	183	183	142	142
Weighted-average shares - basic	156,542,424	156,542,424	155,966,259	155,966,259
Dilutive stock options		1,855,015		1,992,598
Dilutive restricted stock units		683,321		707,830
Assumed conversion of preferred stock		—		—
Weighted-average shares - diluted		159,080,760		158,666,687
Per share
Earnings (loss) from continuing operations	1.17	1.15	0.88	0.87
Earnings (loss) from discontinued operations	—	—	0.03	0.03
Net earnings (loss)	1.17	1.15	0.91	0.90

Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended
	March 31,
	2012	2011
Stock options	—	180,625
Restricted stock units	—	—
Total	—	180,625
20. Plant Relocation
In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport (“Fraport”) to relocate the Kelsterbach, Germany Ticona operations resolving several years of legal disputes related to the planned Fraport expansion. As a result of the settlement, the Company transitioned Ticona’s operations from Kelsterbach to the Frankfurt Hoechst Industrial Park in the Rhine Main area in Germany. Under the original agreement, Fraport agreed to pay the Company a total of €670 million to offset costs associated with the transition of the operations from its prior location and the closure of the Kelsterbach plant. The Company subsequently expanded the scope of the new production facilities.
The Company received its final payment from Fraport of €110 million in June 2011 and ceased POM operations at the Kelsterbach, Germany Ticona facility prior to July 31, 2011. In September 2011, the Company announced the opening of its new POM production facility in Frankfurt Hoechst Industrial Park, Germany.
The Fraport agreement requires the Company to complete certain activities no later than December 31, 2013 at which time title to the site will transfer to Fraport. Assets of €70 million included in Property, plant and equipment, net and €39 million included in noncurrent Other assets in the unaudited consolidated balance sheets will be transferred to Fraport or otherwise disposed of upon the transfer of title to Fraport.

A summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation is as follows:

	Three Months Ended		Total From Inception Through
	March 31,
	2012	2011	March 31, 2012
	(In $ millions)
Deferred proceeds (1)	—	—	907
Costs expensed	—	13	106
Costs capitalized (2)	13	49	1,105
Lease buyout	—	—	22
Employee termination benefits	—	—	8
_____________________________

(1)	Included in noncurrent Other liabilities in the unaudited consolidated balance sheets. Amounts reflect the US dollar equivalent at the time of receipt.

(2)	Includes a decrease in accrued capital expenditures of $8 million and $5 million for the three months ended March 31, 2012 and 2011, respectively.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	640	1,249	(256)	1,633
Cost of sales	—	—	(482)	(1,148)	267	(1,363)
Gross profit	—	—	158	101	11	270
Selling, general and administrative expenses	—	—	(46)	(88)	—	(134)
Amortization of intangible assets	—	—	(5)	(8)	—	(13)
Research and development expenses	—	—	(16)	(10)	—	(26)
Other (charges) gains, net	—	—	1	(1)	—	—
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	—	—	—	—
Operating profit (loss)	—	—	92	(5)	11	98
Equity in net earnings (loss) of affiliates	183	197	40	42	(411)	51
Interest expense	—	(48)	(11)	(18)	32	(45)
Refinancing expense	—	—	—	—	—	—
Interest income	—	15	16	2	(32)	1
Dividend income - cost investments	—	—	—	—	—	—
Other income (expense), net	—	1	—	1	—	2
Earnings (loss) from continuing operations before tax	183	165	137	22	(400)	107
Income tax (provision) benefit	—	18	62	(1)	(3)	76
Earnings (loss) from continuing operations	183	183	199	21	(403)	183
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	183	183	199	21	(403)	183
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	183	183	199	21	(403)	183

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	615	1,231	(257)	1,589
Cost of sales	—	—	(436)	(1,051)	249	(1,238)
Gross profit	—	—	179	180	(8)	351
Selling, general and administrative expenses	—	—	(39)	(89)	—	(128)
Amortization of intangible assets	—	—	(4)	(12)	—	(16)
Research and development expenses	—	—	(13)	(10)	—	(23)
Other (charges) gains, net	—	—	19	(16)	—	3
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	—	—	—	—
Operating profit (loss)	—	—	142	54	(8)	188
Equity in net earnings (loss) of affiliates	142	178	28	36	(341)	43
Interest expense	—	(51)	(12)	(10)	18	(55)
Refinancing expense	—	—	—	—	—	—
Interest income	—	6	9	4	(18)	1
Dividend income - cost investments	—	—	—	—	—	—
Other income (expense), net	—	2	—	1	—	3
Earnings (loss) from continuing operations before tax	142	135	167	85	(349)	180
Income tax (provision) benefit	—	7	(44)	(6)	1	(42)
Earnings (loss) from continuing operations	142	142	123	79	(348)	138
Earnings (loss) from operation of discontinued operations	—	—	6	—	—	6
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(2)	—	—	(2)
Earnings (loss) from discontinued operations	—	—	4	—	—	4
Net earnings (loss)	142	142	127	79	(348)	142
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	142	142	127	79	(348)	142

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	183	183	199	21	(403)	183
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	26	26	(11)	(6)	(9)	26
Unrealized gain (loss) on interest rate swaps	1	1	—	—	(1)	1
Pension and postretirement benefits	6	6	6	(2)	(10)	6
Total other comprehensive income (loss), net of tax	33	33	(5)	(8)	(20)	33
Total comprehensive income (loss), net of tax	216	216	194	13	(423)	216
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	216	216	194	13	(423)	216

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	142	142	127	79	(348)	142
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	58	58	(19)	77	(116)	58
Unrealized gain (loss) on interest rate swaps	9	9	—	—	(9)	9
Pension and postretirement benefits	3	3	3	—	(6)	3
Total other comprehensive income (loss), net of tax	70	70	(16)	77	(131)	70
Total comprehensive income (loss), net of tax	212	212	111	156	(479)	212
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	212	212	111	156	(479)	212

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	—	—	135	592	—	727
Trade receivables - third party and affiliates	—	—	322	729	(123)	928
Non-trade receivables, net	—	16	1,671	532	(2,012)	207
Inventories, net	—	—	205	602	(54)	753
Deferred income taxes	—	—	87	17	—	104
Marketable securities, at fair value	—	—	63	—	—	63
Other assets	—	4	14	34	(17)	35
Total current assets	—	20	2,497	2,506	(2,206)	2,817
Investments in affiliates	1,515	3,149	1,485	549	(5,936)	762
Property, plant and equipment, net	—	—	756	2,573	—	3,329
Deferred income taxes	—	17	524	21	—	562
Other assets	—	1,947	133	321	(2,033)	368
Goodwill	—	—	306	477	—	783
Intangible assets, net	—	—	79	123	—	202
Total assets	1,515	5,133	5,780	6,570	(10,175)	8,823
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,526	180	137	(1,688)	155
Trade payables - third party and affiliates	—	—	267	614	(123)	758
Other liabilities	—	64	333	476	(356)	517
Deferred income taxes	—	16	(16)	19	—	19
Income taxes payable	(29)	(376)	415	14	(2)	22
Total current liabilities	(29)	1,230	1,179	1,260	(2,169)	1,471
Noncurrent liabilities
Long-term debt	—	2,377	835	1,691	(2,028)	2,875
Deferred income taxes	—	—	42	96	—	138
Uncertain tax positions	3	1	32	140	—	176
Benefit obligations	—	—	1,285	150	—	1,435
Other liabilities	—	10	105	1,085	(13)	1,187
Total noncurrent liabilities	3	2,388	2,299	3,162	(2,041)	5,811
Total Celanese Corporation stockholders’ equity	1,541	1,515	2,302	2,148	(5,965)	1,541
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,541	1,515	2,302	2,148	(5,965)	1,541
Total liabilities and equity	1,515	5,133	5,780	6,570	(10,175)	8,823

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	—	—	133	549	—	682
Trade receivables - third party and affiliates	—	—	297	694	(120)	871
Non-trade receivables, net	—	10	1,651	562	(1,988)	235
Inventories, net	—	—	187	590	(65)	712
Deferred income taxes	—	—	87	17	—	104
Marketable securities, at fair value	—	—	64	—	—	64
Other assets	—	6	18	45	(34)	35
Total current assets	—	16	2,437	2,457	(2,207)	2,703
Investments in affiliates	1,315	2,978	1,530	535	(5,534)	824
Property, plant and equipment, net	—	—	735	2,534	—	3,269
Deferred income taxes	—	17	382	22	—	421
Other assets	—	1,903	132	296	(1,987)	344
Goodwill	—	—	298	462	—	760
Intangible assets, net	—	—	69	128	—	197
Total assets	1,315	4,914	5,583	6,434	(9,728)	8,518
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,492	176	131	(1,655)	144
Trade payables - third party and affiliates	—	—	258	535	(120)	673
Other liabilities	—	63	353	506	(383)	539
Deferred income taxes	—	16	(16)	17	—	17
Income taxes payable	(29)	(373)	384	35	(5)	12
Total current liabilities	(29)	1,198	1,155	1,224	(2,163)	1,385
Noncurrent liabilities
Long-term debt	—	2,372	834	1,650	(1,983)	2,873
Deferred income taxes	—	—	—	92	—	92
Uncertain tax positions	3	16	27	136	—	182
Benefit obligations	—	—	1,346	146	—	1,492
Other liabilities	—	13	99	1,055	(14)	1,153
Total noncurrent liabilities	3	2,401	2,306	3,079	(1,997)	5,792
Total Celanese Corporation stockholders’ equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Total liabilities and equity	1,315	4,914	5,583	6,434	(9,728)	8,518

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	—	—	109	106	—	215
Investing activities
Capital expenditures on property, plant and equipment	—	—	(54)	(52)	—	(106)
Acquisitions, net of cash acquired	—	—	(23)	—	—	(23)
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(21)	—	(21)
Other, net	—	—	(3)	(2)	—	(5)
Net cash provided by (used in) investing activities	—	—	(80)	(75)	—	(155)
Financing activities
Short-term borrowings (repayments), net	—	—	3	7	—	10
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(3)	(1)	(4)	—	(8)
Refinancing costs	—	—	—	—	—	—
Proceeds and repayments from intercompany financing activities	—	3	(3)	—	—	—
Purchases of treasury stock, including related fees	(20)	—	—	—	—	(20)
Dividends from subsidiary	23	23	—	—	(46)	—
Dividends to parent	—	(23)	(23)	—	46	—
Contributions from parent to subsidiary	—	—	(3)	3	—	—
Stock option exercises	7	—	—	—	—	7
Series A common stock dividends	(10)	—	—	—	—	(10)
Preferred stock dividends	—	—	—	—	—	—
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	—	(27)	6	—	(21)
Exchange rate effects on cash and cash equivalents	—	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	—	—	2	43	—	45
Cash and cash equivalents as of beginning of period	—	—	133	549	—	682
Cash and cash equivalents as of end of period	—	—	135	592	—	727

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	—	—	102	30	—	132
Investing activities
Capital expenditures on property, plant and equipment	—	—	(32)	(45)	—	(77)
Acquisitions, net of cash acquired	—	—	(8)	—	—	(8)
Proceeds from sale of businesses and assets, net	—	—	1	3	—	4
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(54)	—	(54)
Other, net	—	—	(2)	(14)	—	(16)
Net cash provided by (used in) investing activities	—	—	(41)	(110)	—	(151)
Financing activities
Short-term borrowings (repayments), net	—	—	(6)	1	—	(5)
Proceeds from long term debt	—	—	—	11	—	11
Repayments of long-term debt	—	(5)	—	(4)	—	(9)
Refinancing costs	—	—	—	—	—	—
Proceeds and repayments from intercompany financing activities	—	5	(5)	—	—	—
Purchases of treasury stock, including related fees	(3)	—	—	—	—	(3)
Dividends from subsidiary	9	9	—	—	(18)	—
Dividends to parent	—	(9)	(9)	—	18	—
Contributions from parent to subsidiary	—	—	—	—	—	—
Stock option exercises	5	—	—	—	—	5
Series A common stock dividends	(8)	—	—	—	—	(8)
Preferred stock dividends	—	—	—	—	—	—
Other, net	—	—	(2)	—	—	(2)
Net cash provided by (used in) financing activities	3	—	(22)	8	—	(11)
Exchange rate effects on cash and cash equivalents	—	—	—	12	—	12
Net increase (decrease) in cash and cash equivalents	3	—	39	(60)	—	(18)
Cash and cash equivalents as of beginning of period	—	—	128	612	—	740
Cash and cash equivalents as of end of period	3	—	167	552	—	722

22. Subsequent Events
On April 5, 2012, the Company declared a quarterly cash dividend of $0.06 per share on its Common Stock amounting to $9 million. The cash dividends are for the period from February 1, 2012 to April 30, 2012 and will be paid on May 1, 2012 to holders of record as of April 17, 2012.
On April 23, 2012, the Company announced that its Board of Directors approved a 25% increase in the Company's quarterly Common Stock cash dividend. The Directors increased the quarterly dividend rate from $0.06 to $0.075 per share of Common Stock on a quarterly basis and $0.24 to $0.30 per share of Common Stock on an annual basis. The new dividend rate will be applicable to dividends payable beginning in August 2012.

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2011, filed on February 10, 2012 with the Securities and Exchange Commission (“SEC”) as part of the Company’s Annual Report on Form 10-K (the “2011 Form 10-K”) and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See “Special Note Regarding Forward-Looking Statements” below and at the beginning of our 2011 Form 10-K.
Special Note Regarding Forward-Looking Statements
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
See Part I - Item 1A. Risk Factors of our 2011 Form 10-K and subsequent periodic filings we make with the SEC for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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
2012 Highlights:

•	We completed the acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, which will support the strategic growth of our Emulsions business.

•
We received key government approvals necessary to proceed with previously announced plans to modify and enhance our existing integrated acetyl facility at the Nanjing Chemical Industrial Park in China to produce ethanol for industrial uses. Based upon continued advancements to our TCX® ethanol process technology, we now expect to have approximately 30 to 40 percent additional ethanol production capacity above the originally announced 200,000 tons with no increase in the capital investment for the modification and enhancement. The unit is expected to startup in mid-2013.

•
Moody's Investors Service and Standard & Poor's Ratings Services both upgraded its outlook for Celanese to "Positive" from "Stable." In raising our outlook, both agencies improved operating performance, debt reduction as well as its operational, geographical and product diversity.

•
We announced that our Board of Directors approved a 25% increase in our quarterly Series A Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.06 to $0.075 per share of Common Stock on a quarterly basis and $0.24 to $0.30 per share of Common Stock on an annual basis. The new dividend rate will be applicable to dividends payable beginning in August 2012.

Results of Operations

Financial Highlights

	Three Months Ended
	March 31,
	2012	2011	Change
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,633	1,589	44
Gross profit	270	351	(81)
Selling, general and administrative expenses	(134)	(128)	(6)
Other (charges) gains, net	—	3	(3)
Operating profit (loss)	98	188	(90)
Equity in net earnings of affiliates	51	43	8
Interest expense	(45)	(55)	10
Dividend income - cost investments	—	—	—
Earnings (loss) from continuing operations before tax	107	180	(73)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	183	138	45
Earnings (loss) from discontinued operations	—	4	(4)
Net earnings (loss)	183	142	41
Other Data
Depreciation and amortization	74	72	2
Earnings from continuing operations before tax as a percentage of net sales	6.6%	11.3%	(4.7)%

	As of	As of
	March 31, 2012	December 31, 2011
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	727	682

Short-term borrowings and current installments of long-term debt - third party and affiliates	155	144
Long-term debt	2,875	2,873
Total debt	3,030	3,017

	As of	As of
	March 31, 2012	December 31, 2011
	(unaudited)
	(In $ millions)
Trade receivables, net	928	871
Inventories	753	712
Trade payables - third party and affiliates	(758)	(673)
Trade working capital	923	910

Consolidated Results – Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011
Net sales changed $44 million during the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of increased volumes in the Acetyl Intermediates and Industrial Specialties segments. Increased volumes accounted for 3% of the consolidated net sales increase. Continued recessionary trends in the European economy, lower demand in Asia, and a temporary production interruption at one of our Consumer Specialties facilities impacted volumes across our Advanced Engineered Materials and our Consumer Specialties segments. Despite this environment, pricing increased across all of our segments, except Acetyl Intermediates, in response to higher raw material costs, contributing to the 1% positive pricing impact on consolidated net sales. We expect raw material costs to increase by $100 million in 2012 as compared to 2011. Acetyl Intermediates pricing was impacted by the lingering effects of the fourth quarter 2011 industry destocking, primarily driven by the uncertainty in the European region, as well as lower demand in Asia outside of China. Consolidated net sales were negatively impacted by 1% for unfavorable foreign currency effects, primarily relating to the Euro and Renminbi.
Operating profit decreased during the three months ended March 31, 2012 compared to the same period in 2011 by 48%. Higher raw material costs in all segments affected consolidated operating profit, with ethylene being the primary source of the increase, with average industry prices increasing approximately 6%(a). Higher depreciation and spending also contributed to lower operating profit as our businesses invested in plant expansions and other restructuring activities.
As a percentage of net sales, selling, general and administrative expenses increased slightly from 8.1% to 8.2% for the three months ended March 31, 2012 as compared to the same period in 2011.
Other (charges) gains, net changed $(3) million for the three months ended March 31, 2012 as compared to the same period in 2011:

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
	(In $ millions)
Employee termination benefits	—	(4)
Ticona Kelsterbach plant relocation	—	(13)
Commercial disputes	—	20
Total	—	3
No Ticona Kelsterbach plant relocation-related costs were incurred in Other (charges) gains, net during the three months ended March 31, 2012. The Ticona Kelsterbach plant is included in our Advanced Engineered Materials segment. See Note 20 in the accompanying unaudited interim consolidated financial statements for further information regarding the Ticona Kelsterbach plant relocation.
During the three months ended March 31, 2011, we received consideration of $16 million in connection with the settlement of a claim against a bankrupt supplier. In addition, the Company also recovered an additional $3 million from the settlement of an unrelated commercial dispute. These commercial dispute resolutions are included in the Acetyl Intermediates segment. No such settlements occurred in the three months ended March 31, 2012.
Our effective income tax rate for the three months ended March 31, 2012 was (71)% compared to 23% for the three months ended March 31, 2011. The lower effective tax rate was primarily due to the decision to amend certain prior year tax returns to recognize foreign tax credit carryforwards of $142 million offset by deferred taxes of $47 million related to changes in our assessment regarding the permanent reinvestment of certain foreign earnings related to an existing strategic affiliate.
___________________________
(a) Based on average industry prices per IHS Chemical Price database.

Selected Data by Business Segment

	Three Months Ended
	March 31,
	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales
Advanced Engineered Materials	317	328	(11)
Consumer Specialties	264	266	(2)
Industrial Specialties	309	290	19
Acetyl Intermediates	852	813	39
Other Activities	—	1	(1)
Inter-segment eliminations	(109)	(109)	—
Total	1,633	1,589	44
Other (charges) gains, net
Advanced Engineered Materials	—	(13)	13
Consumer Specialties	(1)	(1)	—
Industrial Specialties	—	—	—
Acetyl Intermediates	—	18	(18)
Other Activities	1	(1)	2
Total	—	3	(3)
Operating profit (loss)
Advanced Engineered Materials	21	38	(17)
Consumer Specialties	39	54	(15)
Industrial Specialties	19	25	(6)
Acetyl Intermediates	60	112	(52)
Other Activities	(41)	(41)	—
Total	98	188	(90)
Earnings (loss) from continuing operations before tax
Advanced Engineered Materials	64	73	(9)
Consumer Specialties	40	55	(15)
Industrial Specialties	19	25	(6)
Acetyl Intermediates	61	114	(53)
Other Activities	(77)	(87)	10
Total	107	180	(73)
Depreciation and amortization
Advanced Engineered Materials	27	21	6
Consumer Specialties	9	12	(3)
Industrial Specialties	15	10	5
Acetyl Intermediates	20	25	(5)
Other Activities	3	4	(1)
Total	74	72	2
Operating margin(1)
Advanced Engineered Materials	6.6%	11.6%	(5.0)%
Consumer Specialties	14.8%	20.3%	(5.5)%
Industrial Specialties	6.1%	8.6%	(2.5)%
Acetyl Intermediates	7.0%	13.8%	(6.8)%
Total	6.0%	11.8%	(5.8)%
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales from the period ended March 31, 2011 to the period ended March 31, 2012 attributable to each of the factors indicated for each of our business segments is as follows:

	Volume	Price	Currency	Other		Total
	(unaudited)
	(In percentages)
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Advanced Engineered Materials	(5)	3	(2)	1	(1)	(3)
Consumer Specialties	(8)	7	—	—		(1)
Industrial Specialties	5	4	(2)	—		7
Acetyl Intermediates	8	(2)	(1)	—		5
Total Company	3	1	(1)	—		3
___________________________
(1)2011 includes the effects of the two product lines acquired in May 2010 from DuPont Performance Polymers.

Business Segments – Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Advanced Engineered Materials

	Three Months Ended
	March 31,		Change in $
	2012	2011
	(unaudited)
	(In $ millions, except percentages)
Net sales	317	328	(11)
Net sales variance
Volume	(5)%
Price	3%
Currency	(2)%
Other	1%
Other (charges) gains, net	—	(13)	13
Operating profit (loss)	21	38	(17)
Operating margin	6.6%	11.6%
Equity in net earnings (loss) of affiliates	43	34	9
Earnings (loss) from continuing operations before tax	64	73	(9)
Depreciation and amortization	27	21	6
Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered Materials segment is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are polyoxymethylene, also commonly known as polyacetal (“POM”), long-fiber reinforced thermoplastics (“LFT”), polybutylene terephthalate (“PBT”), polyethylene terephthalate (“PET”), GUR® ultra-high molecular weight polyethylene, liquid crystal polymers (“LCP”) and polycyclohexylene-dimethylene terephthalate (“PCT”). POM, LFT, PBT, PET and PCT are used in a broad range of products including automotive components, medical devices, electronics, appliances and industrial applications. GUR® ultra-high molecular weight polyethylene is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end uses for LCP are electrical and electronics applications or products. Polyphenylene sulfide ("PPS"), sold under the Fortron® brand, is a key product of Fortron Industries LLC, one of our strategic affiliates. PPS is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance.
Advanced Engineered Materials’ net sales changed $(11) million for the three months ended March 31, 2012 compared to the same period in 2011 as a result of lower demand in industrial goods and electronics end-use applications in the European and Asian regions, reflecting the challenging economic environments, primarily in Europe. These lower volumes were partially offset by higher volumes in North America due to the stronger automotive industry, as well as higher pricing across the majority of product lines. The weaker Euro also resulted in an unfavorable currency impact on net sales.
Operating profit changed $(17) million for the three months ended March 31, 2012 compared to the same period in 2011. The higher pricing offset increased raw materials, but could not offset higher expenses, primarily increased depreciation associated with the opening of the new POM production facility in Frankfurt Hoechst Industrial Park, Germany, costs for integrating manufacturing operations from recently acquired product lines and investing in the Company's compounding operations in Asia, and other innovation initiatives. Ethylene costs increased due to higher crude oil and naphtha pricing, with average industry prices increasing approximately 6%(a). Favorable energy costs partially offset the impact from higher raw material costs. Average industry natural gas prices for the quarter dropped 32%(a) from the prior period.
Depreciation and amortization increased $6 million from prior year due to the opening of the new POM production facility. Other charges decreased by $13 million with the reduction in charges associated with the relocation of our Kelsterbach, Germany POM plant.
Earnings (loss) from continuing operations before tax changed $(9) million for the three months ended March 31, 2012, compared to the same period in 2011 as a result of decreased operating profit resulting from reduced sales volumes and higher depreciation and integration costs discussed above, partially offset by an increase in equity in net earnings of affiliates. Net earnings from affiliates were up $9 million from prior period results primarily driven by our Ibn Sina venture.

Consumer Specialties

	Three Months Ended
	March 31,		Change in $
	2012	2011
	(unaudited)
	(In $ millions, except percentages)
Net sales	264	266	(2)
Net sales variance
Volume	(8)%
Price	7%
Currency	—%
Other	—%
Other (charges) gains, net	(1)	(1)	—
Operating profit (loss)	39	54	(15)
Operating margin	14.8%	20.3%
Equity in net earnings (loss) of affiliates	1	1	—
Dividend income - cost investments	—	1	(1)
Earnings (loss) from continuing operations before tax	40	55	(15)
Depreciation and amortization	9	12	(3)
Our Consumer Specialties segment consists of our Acetate Products and Nutrinova businesses, which serve consumer-driven applications. Our Acetate Products business is a leading producer and supplier of cellulose acetate flake, film and tow, primarily used in filter products applications. Our Nutrinova business is a leading international supplier of premium quality ingredients for the food, beverage and pharmaceuticals industries. Nutrinova produces and sells Sunett®, a high intensity sweetener, and is one of the world's largest producers of food protection ingredients, such as sorbates and sorbic acid.
Net sales for Consumer Specialties were slightly lower for the three months ended March 31, 2012 as compared to the same period in 2011. Lower volumes were substantially offset by increased pricing. Acetate Products volumes for the three months ended March 31, 2012 were impacted by a temporary production interruption at our Narrows, Virginia Acetate Products facility, with the Acetate Products volume decline accounting for the vast majority of the 8% decline in overall Consumer Specialties volumes. Acetate tow prices increased on average 7%, primarily in the North America and Asia regions driving the increase in pricing.
Operating profit changed $(15) million for the three months ended March 31, 2012 as compared to the same period in 2011 as higher pricing was able to offset higher raw material and energy costs but could not offset the lower volumes. The production interruption was also a major factor for increased spending with $10 million being spent on related maintenance and reliability efforts.
Depreciation and amortization decreased $3 million compared to the same period in 2011 primarily due to the absence of accelerated depreciation related to the planned closing of our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom.
Our Chinese Acetate ventures pay a dividend in the second quarter of each fiscal year, based on the ventures' performance for the preceding year. During 2011, we received cash dividends of $78 million from our Chinese Acetate ventures. We expect to receive slightly higher dividends from our Chinese Acetate ventures during 2012.

Industrial Specialties

	Three Months Ended
	March 31,		Change
	2012	2011	in $
	(unaudited)
	(In $ millions, except percentages)
Net sales	309	290	19
Net sales variance
Volume	5%
Price	4%
Currency	(2)%
Other	—%
Other (charges) gains, net	—	—	—
Operating profit (loss)	19	25	(6)
Operating margin	6.1%	8.6%
Earnings (loss) from continuing operations before tax	19	25	(6)
Depreciation and amortization	15	10	5
Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. The Emulsions business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Celanese emulsions products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, BriteCoatTM, TufCORTM, and AvicorTM. On January 3, 2012, the Company completed the acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, which will support the strategic growth of the Celanese Emulsions business. EVA Performance Polymers is a leading North American manufacturer of a full range of low-density polyethylene and specialty EVA resins and compounds. Sold under the Ateva® and VitalDoseTM brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.
Net sales changed $19 million for the three months ended March 31, 2012 compared to the same period in 2011. Net sales for Industrial Specialties increased primarily due to higher volumes and increased pricing for our Emulsions products partially due to product mix. Higher Emulsions product pricing in North America and Europe was offset slightly by lower Emulsions product pricing in Asia and lower pricing for EVA Performance Polymers products. The majority of the higher Emulsions volumes were attributable to the acquisition of two product lines, Vinac® and Flexbond®, from Ashland Inc. In addition, our recent China Emulsions facility expansion and sales of innovative applications in North America contributed to the increase in volumes. These favorable volumes were partially offset by lower demand in Europe due to the weak economy. Net sales were negatively impacted by currency effects of 2% as the stronger dollar against the Euro and the Renminbi resulted in lower sales in Europe and Asia Pacific.
Operating profit changed $(6) million for the three months ended March 31, 2012 compared to the same period in 2011. Operating profit decreased 24% as higher volumes and pricing offset higher raw material costs, primarily ethylene, but did not completely offset increased depreciation and amortization due to our investments in capacity at our Emulsions facility in Nanjing, China and our EVA Performance Polymers facility in Edmonton, Alberta, Canada as well as spending related to product lines acquired from Ashland Inc.
Depreciation and amortization costs increased $5 million due to accelerated depreciation related to efficiency initiatives at our EVA Performance Polymers production facility in Edmonton, Alberta, Canada , as well as increased amortization in Emulsions relating to the product lines acquired from Ashland Inc. and the China capacity expansion.

Acetyl Intermediates

	Three Months Ended
	March 31,		Change
	2012	2011	in $
	(unaudited)
	(In $ millions, except percentages)
Net sales	852	813	39
Net sales variance
Volume	8%
Price	(2)%
Currency	(1)%
Other	—%
Other (charges) gains, net	—	18	(18)
Operating profit (loss)	60	112	(52)
Operating margin	7.0%	13.8%
Equity in net earnings (loss) of affiliates	1	2	(1)
Earnings (loss) from continuing operations before tax	61	114	(53)
Depreciation and amortization	20	25	(5)
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
Acetyl Intermediates’ net sales changed $39 million during the three months ended March 31, 2012 compared to the same period in 2011, primarily as a result of higher downstream product volumes, partially offset by lower prices and unfavorable currency impacts. Volumes increased 8%, mainly due to higher VAM and acetic anhydride demand. Lower acetic acid prices primarily accounted for the 2% pricing related decrease. During the three months ended March 31, 2012, lower industry utilization compared to the same period in 2011 resulted in decreased industry prices. The industry destocking of inventory that took place across the acetyl chain during the three months ended December 31, 2011 had a lagging effect in the first quarter of 2012, impacting volumes and prices. We do not believe current margin conditions are appropriate or reflective of the value of our acetyl products. As a result, we took action during the three months ended March 31, 2012 and idled our 600,000 ton Singapore acetic acid plant.
Operating profit changed by $(52) million during the three months ended March 31, 2012 compared to the same period in 2011. The decrease in operating profit is primarily due to lower prices and higher raw material costs partially offset by higher volumes. Ethylene was a primary factor of the higher raw material costs, with average industry prices increasing approximately 6%(a) over the prior period. Unfavorable foreign currency translation effects also contributed 10% to the decrease in operating profit.
Other gains decreased by $18 million for the three months ended March 31, 2012 compared to the same period in 2011 impacting operating profit. For the three months ended March 31, 2011, we received consideration of $16 million in connection with the settlement of a claim against a bankrupt supplier and $3 million for the resolution of a commercial dispute. In 2012 no such settlements or similar gains occurred. Depreciation and amortization for the three months ended March 31, 2012 decreased by $5 million mainly due to certain customer-related intangibles being fully amortized in 2011.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing and our captive insurance companies.
The operating loss for Other Activities did not change for the three months ended March 31, 2012 compared to the same period in 2011. Higher selling, general and administrative expenses of $6 million for the three months ended March 31, 2012 were primarily due to business optimization initiatives and executive compensation offset by a decrease in restructuring related expenses.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2012 we have $154 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
In January 2011, we signed letters of intent to construct and operate one, and possibly two industrial ethanol production facilities in China. The sites selected were Nanjing, China at the Nanjing Chemical Industrial Park, and Zhuhai, China at the Gaolan Port Economic Zone. We expect to begin industrial ethanol production within 30 months following project approvals with anticipated initial nameplate capacity of 400,000 tons per year per unit and an initial investment of approximately $300 million per unit. In June 2011, we announced our plans to accelerate our entry into the industrial ethanol business six to 12 months by modifying and enhancing our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX® advanced technology. In March 2012, we announced we had received key government approvals necessary to proceed with our plans to modify and enhance our Nanjing facility and that we expect a 30-40% increase in the ethanol unit's total capacity above the 200,000 tons per year previously announced by mid-2013.
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
Cash outflows for capital expenditures are expected to be in the range of $350 million to $400 million in 2012, excluding amounts related to the relocation of our Ticona plant in Kelsterbach and capacity expansion in Europe. Per the terms of our agreement with the Frankfurt, Germany Airport, we ceased POM operations at our Kelsterbach, Germany facility prior to July 31, 2011 and in September 2011 announced the opening of our new POM production facility in Frankfurt Hoechst Industrial Park, Germany. We expect related cash outflows for capital expenditures related to the continued expansion of the new POM production facility in 2012 to be approximately €30 million.
In December 2009, we announced plans with China National Tobacco Corporation to expand the acetate flake and tow capacity at the venture’s Nantong facility and in 2010 we received formal approval to expand flake and tow capacities, each by 30,000 tons. Our Chinese Acetate ventures fund their operations using operating cash flow. During 2011 and 2010, we made contributions related to the capacity expansion in Nantong of $8 million and $12 million, respectively. We expect to contribute an additional $9 million to the Nantong expansion in 2012.
In addition to exit-related costs associated with the closure of the Spondon, Derby, United Kingdom acetate flake and tow manufacturing operations, we expect to incur capital expenditures in certain capacity and efficiency improvements, principally at our Lanaken, Belgium facility, to optimize our global production network. We expect total cash outflows of $13 million in 2012.
As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters (“Boiler MACT”) regulations discussed in Item 1A. Risk Factors in our 2011 Form 10-K, we preliminarily estimate our costs in the US to exceed $100 million in total over the next four years, depending on the timing and requirements of the final rule.

On a stand-alone basis, Celanese has no material assets other than the stock of its subsidiaries and no independent external operations of its own. As such, Celanese generally will depend on the cash flow of its subsidiaries and their abilities to pay dividends and make other distributions to Celanese in order for Celanese to meet its obligations, including its obligations under its senior credit facilities and its senior notes and to pay dividends on its Series A common stock.
Cash Flows
Cash and cash equivalents increased by $45 million to $727 million as of March 31, 2012 as compared to December 31, 2011. As of March 31, 2012, $591 million of the $727 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.

•	Net Cash Provided by Operating Activities
Cash flow provided by operations increased $83 million for the three months ended March 31, 2012 as compared to the same period in 2011, with cash inflows increasing from $132 million to $215 million. Cash flow provided by operations was positively impacted by the increase in earnings from continuing operations, an increase in dividends received from investments in affiliates and by changes in trade working capital. Trade working capital was primarily impacted by an increase in trade payables, partially offset by increases in trade receivables and inventories. Trade receivables increased primarily due to increases in net sales resulting from higher volumes. Inventories increased primarily due to higher raw material prices, increases in production and inventory build-up for upcoming turnarounds. Trade payables increased primarily due to increases in volume and prices of raw material purchases. The increase in cash provided by operations was also impacted by higher pension contributions made during the three months ended March 31, 2012 as compared to the same period in 2011. Pension contributions were $67 million during the three months ended March 31, 2012 compared to $20 million for the same period in 2011.

•	Net Cash Used in Investing Activities
Net cash used in investing activities increased $4 million for the three months ended March 31, 2012 as compared to the same period in 2011, with cash outflows increasing from $151 million to $155 million. During the three months ended March 31, 2012, capital expenditures relating to the expansion of our POM production facility in Frankfurt Hoechst Industrial Park, Germany amounted to $21 million, $33 million less than in the same period in 2011. These decreases to cash used were offset by an increase in capital expenditures related to property, plant and equipment.
Our cash outflows for capital expenditures were $106 million and $77 million for the three months ended March 31, 2012 and 2011, respectively, $29 million higher than in 2011. The increase in capital expenditures was primarily related to major replacements of equipment, capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives. Acquisitions, net of cash acquired, increased by $15 million, partially offset by the decrease in other investing activities.

•	Net Cash Used in Financing Activities
Net cash used in financing activities increased $10 million for the three months ended March 31, 2012 from a cash outflow of $11 million to a cash outflow of $21 million. The increase in cash used in financing activities is primarily related to higher net borrowings and higher stock repurchase transactions when compared to the same period in 2011.
Debt and Other Obligations

•	Senior Notes
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the “6.625% Notes”) under an indenture dated September 24, 2010 (the “Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act of 1933, as amended (the "Securities Act"). Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year which commenced on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the Indenture. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the “Subsidiary Guarantors”).
The Indenture contains covenants, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
Additionally, in May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the “5.875% Notes”) in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the “First Supplemental Indenture”) among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year which commenced on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as specified in the First Supplemental Indenture. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
The First Supplemental Indenture contains covenants, including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

•	Senior Credit Facilities
In September 2010, we entered into an amendment agreement with the lenders under our existing senior secured credit facilities in order to amend and restate the corresponding credit agreement, dated as of April 2, 2007 (as previously amended, the “Existing Credit Agreement”, and as amended and restated by the amendment agreement, the “Amended Credit Agreement”). Our Amended Credit Agreement consists of the Term C loan facility due 2016, the Term B loan facility due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US, through its subsidiaries, prepaid the outstanding Term B loan facility under the Amended Credit Agreement set to mature in 2014 in an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand. The prepaid principal amount was comprised of $414 million of US dollar-denominated Term B loan facility and €69 million of Euro-denominated Term B loan facility.
The balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

As of
March 31, 2012
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

Our amended first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of March 31, 2012
	Maximum	Estimate	Estimate, If Fully Drawn	Borrowing Capacity
	(unaudited)
				(In $ millions)
First Lien Senior Secured Leverage Ratios	3.90 to 1.00	1.07 to 1.00	1.52 to 1.00	600
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
We are in compliance with all of the covenants related to our debt agreements as of March 31, 2012.
Share Capital
Our Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A Common Stock, par value $0.0001 per share ("Common Stock") unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the Company's Amended Credit Agreement, the 6.625% Notes and the 5.875% Notes.
In April 2011, we announced that our Board of Directors approved a 20% increase in the Celanese quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.05 to $0.06 per share of Common Stock on a quarterly basis and $0.20 to $0.24 per share of Common Stock on an annual basis. The new dividend rate is applicable to dividends payable beginning in August 2011.
On April 5, 2012, we declared a cash dividend of $0.06 per share on our Common Stock amounting to $9 million. The cash dividends are for the period from February 1, 2012 to April 30, 2012 and will be paid on May 1, 2012 to holders of record as of April 17, 2012.
On April 23, 2012, we announced that our Board of Directors approved a 25% increase in our quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.06 to $0.075 per share of Common Stock on a quarterly basis and $0.24 to $0.30 per share of Common Stock on an annual basis. The new dividend rate will be applicable to dividends payable beginning in August 2012.
Our Board of Directors authorized the repurchase of our Common Stock as follows:

Date of Board Authorization	As of
March 31, 2012
(unaudited)
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
Total	629
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

The share repurchase activity pursuant to this authorization is as follows:

	Three Months Ended		Total From February 2008 Through
	March 31,
	2012	2011	March 31, 2012
	(unaudited)
Shares repurchased	444,901	69,400	12,527,709
Average purchase price per share	$46.34	$43.42	$38.07
Amount spent on repurchased shares (in millions)	$20	$3	$476
The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of stockholders’ equity.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2011 Form 10-K.
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
We describe our significant accounting policies in Note 2, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our 2011 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2011 Form 10-K.
There have been no material revisions to the critical accounting policies as filed in our 2011 Form 10-K.
Recent Accounting Pronouncements
See Note 2 to the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2011 Form 10-K. See also Note 15 to the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on our financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2012, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 11 and Note 17 in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the “Legal Proceedings” described in our 2011 Form 10-K other than those disclosed in Notes 11 and 17 in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2011 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
(unaudited)
January 1-31, 2012	391	(1)	$48.13	—	$172,400,000
February 1-29, 2012	207,600		$48.15	207,600	$162,400,000
March 1-31, 2012	237,301		$44.75	237,301	$151,800,000
Total	445,292			444,901
_______________________________________

(1)	Relates to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)
Our Board of Directors authorized the repurchase of our Common Stock as follows: February 2008, $400 million, October 2008, $100 million and April 2011, $129 million, for a total authorization of $629 million.  These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased, and the program does not have an expiration date.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Procedures for Stockholder Director Nominations and Communications with the Board
With respect to stockholder director nominations, stockholder proposals for the 2013 Annual Meeting of Stockholders and other correspondence with the Board as outlined in the Company's 2012 Notice of Annual Meeting and Proxy Statement, such correspondence should be sent to the Company's relocated principal executive offices as follows:  Celanese Corporation, Board of Directors, 222 West Las Colinas Blvd., Suite 900N, Irving, Texas 75039, Attn: Corporate Secretary.

Item 6. Exhibits
Exhibit Number                    Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).

10.1*‡	Agreement and Amendment, dated March 27, 2012, with David N. Weidman.

10.2‡
Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, April 19, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*     Filed herewith
‡ Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer
Date: April 24, 2012

By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Senior Vice President and
Chief Financial Officer
Date: April 24, 2012