Form 10-Q
period 2012-06-30
Celanese Corp
filed 2012-07-25
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Commission File Number) 001-32410

CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0420726 (I.R.S. Employer Identification No.)

222 W. Las Colinas Blvd., Suite 900N Irving, TX (Address of Principal Executive Offices)	75039-5421 (Zip Code)
(972) 443-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of July 18, 2012 was 159,224,832.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended June 30, 2012

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In $ millions, except share and per share data)
Net sales	1,675	1,753	3,308	3,342
Cost of sales	(1,344)	(1,343)	(2,707)	(2,581)
Gross profit	331	410	601	761
Selling, general and administrative expenses	(124)	(140)	(258)	(268)
Amortization of intangible assets	(13)	(17)	(26)	(33)
Research and development expenses	(26)	(25)	(52)	(48)
Other (charges) gains, net	(3)	(18)	(3)	(15)
Foreign exchange gain (loss), net	(1)	(1)	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	—	—
Operating profit (loss)	164	209	262	397
Equity in net earnings (loss) of affiliates	62	46	113	89
Interest expense	(45)	(57)	(90)	(112)
Refinancing expense	—	(3)	—	(3)
Interest income	—	—	1	1
Dividend income - cost investments	84	79	84	79
Other income (expense), net	(1)	6	1	9
Earnings (loss) from continuing operations before tax	264	280	371	460
Income tax (provision) benefit	(54)	(75)	22	(117)
Earnings (loss) from continuing operations	210	205	393	343
Earnings (loss) from operation of discontinued operations	—	(3)	—	3
Gain (loss) on disposition of discontinued operations	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	1	—	(1)
Earnings (loss) from discontinued operations	—	(2)	—	2
Net earnings (loss)	210	203	393	345
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	210	203	393	345
Cumulative preferred stock dividends	—	—	—	—
Net earnings (loss) available to common stockholders	210	203	393	345
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	210	205	393	343
Earnings (loss) from discontinued operations	—	(2)	—	2
Net earnings (loss)	210	203	393	345
Earnings (loss) per common share - basic
Continuing operations	1.33	1.31	2.50	2.20
Discontinued operations	—	(0.01)	—	0.01
Net earnings (loss) - basic	1.33	1.30	2.50	2.21
Earnings (loss) per common share - diluted
Continuing operations	1.31	1.29	2.47	2.16
Discontinued operations	—	(0.01)	—	0.01
Net earnings (loss) - diluted	1.31	1.28	2.47	2.17
Weighted average shares - basic	158,128,906	156,280,721	157,335,665	156,124,358
Weighted average shares - diluted	159,740,453	159,209,400	159,410,607	158,938,911

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In $ millions)
Net earnings (loss)	210	203	393	345
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—
Foreign currency translation	(50)	29	(24)	87
Unrealized gain (loss) on interest rate swaps	—	—	1	9
Pension and postretirement benefits	9	5	15	8
Total other comprehensive income (loss), net of tax	(41)	34	(8)	104
Total comprehensive income (loss), net of tax	169	237	385	449
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	169	237	385	449

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2012	December 31, 2011
	(In $ millions, except share data)
ASSETS
Current assets
Cash and cash equivalents	800	682
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2012: $9; 2011: $9)	957	871
Non-trade receivables, net	177	235
Inventories	726	712
Deferred income taxes	106	104
Marketable securities, at fair value	60	64
Other assets	40	35
Total current assets	2,866	2,703
Investments in affiliates	756	824
Property, plant and equipment (net of accumulated depreciation - 2012: $1,403; 2011: $1,316)	3,265	3,269
Deferred income taxes	562	421
Other assets	390	344
Goodwill	756	760
Intangible assets, net	184	197
Total assets	8,779	8,518
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	131	144
Trade payables - third party and affiliates	688	673
Other liabilities	466	539
Deferred income taxes	18	17
Income taxes payable	37	12
Total current liabilities	1,340	1,385
Long-term debt	2,845	2,873
Deferred income taxes	130	92
Uncertain tax positions	172	182
Benefit obligations	1,392	1,492
Other liabilities	1,123	1,153
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2012 and 2011: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2012: 182,838,190 issued and 159,280,186 outstanding; 2011: 179,385,105 issued and 156,463,811 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2012 and 2011: 0 issued and outstanding)	—	—
Treasury stock, at cost (2012: 23,558,004 shares; 2011: 22,921,294 shares)	(888)	(860)
Additional paid-in capital	725	627
Retained earnings	2,798	2,424
Accumulated other comprehensive income (loss), net	(858)	(850)
Total Celanese Corporation stockholders’ equity	1,777	1,341
Noncontrolling interests	—	—
Total equity	1,777	1,341
Total liabilities and equity	8,779	8,518

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Six Months Ended
	June 30, 2012
	Shares	Amount
	(In $ millions, except share data)
Series A common stock
Balance as of the beginning of the period	156,463,811	—
Stock option exercises	3,351,483	—
Purchases of treasury stock	(636,710)	—
Stock awards	101,602	—
Balance as of the end of the period	159,280,186	—
Treasury stock
Balance as of the beginning of the period	22,921,294	(860)
Purchases of treasury stock, including related fees	636,710	(28)
Balance as of the end of the period	23,558,004	(888)
Additional paid-in capital
Balance as of the beginning of the period		627
Stock-based compensation, net of tax		12
Stock option exercises, net of tax		86
Balance as of the end of the period		725
Retained earnings
Balance as of the beginning of the period		2,424
Net earnings (loss) attributable to Celanese Corporation		393
Series A common stock dividends		(19)
Balance as of the end of the period		2,798
Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		(850)
Other comprehensive income (loss)		(8)
Balance as of the end of the period		(858)
Total Celanese Corporation stockholders’ equity		1,777
Noncontrolling interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		—
Balance as of the end of the period		—
Total equity		1,777

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
	(In $ millions)
Operating activities
Net earnings (loss)	393	345
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(6)	(11)
Depreciation, amortization and accretion	155	151
Deferred income taxes, net	(116)	(2)
(Gain) loss on disposition of businesses and assets, net	—	—
Refinancing expense	—	3
Value-added tax on deferred proceeds from Ticona Kelsterbach plant relocation	—	18
Other, net	92	42
Operating cash provided by (used in) discontinued operations	1	2
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(96)	(195)
Inventories	(24)	(145)
Other assets	26	(11)
Trade payables - third party and affiliates	61	102
Other liabilities	(84)	17
Net cash provided by (used in) operating activities	402	316
Investing activities
Capital expenditures on property, plant and equipment	(183)	(151)
Acquisitions, net of cash acquired	(23)	(8)
Proceeds from sale of businesses and assets, net	1	5
Deferred proceeds from Ticona Kelsterbach plant relocation	—	158
Capital expenditures related to Ticona Kelsterbach plant relocation	(35)	(114)
Other, net	(43)	(23)
Net cash provided by (used in) investing activities	(283)	(133)
Financing activities
Short-term borrowings (repayments), net	(14)	(34)
Proceeds from long-term debt	—	411
Repayments of long-term debt	(19)	(553)
Refinancing costs	—	(8)
Purchases of treasury stock, including related fees	(28)	(13)
Stock option exercises	55	17
Series A common stock dividends	(19)	(16)
Preferred stock dividends	—	—
Other, net	29	(2)
Net cash provided by (used in) financing activities	4	(198)
Exchange rate effects on cash and cash equivalents	(5)	16
Net increase (decrease) in cash and cash equivalents	118	1
Cash and cash equivalents as of beginning of period	682	740
Cash and cash equivalents as of end of period	800	741

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company and Basis of Presentation
Description of the Company
Celanese Corporation and its subsidiaries (collectively, the "Company") is a global technology and specialty materials company. The Company’s business involves processing chemical raw materials, such as methanol, carbon monoxide and ethylene, and natural products, including wood pulp, into value-added chemicals, thermoplastic polymers and other chemical-based products.
Definitions
In this Quarterly Report, the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term "Celanese US" refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2012 and 2011 contained in this Quarterly Report on Form 10-Q ("Quarterly Report") were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year.
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
The Company allocated the purchase price of the acquisitions to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered Level 3 measurements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement ("FASB ASC Topic 820"). The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company, with the assistance of third-party valuation consultants, calculated the fair value of the intangible assets acquired to allocate the purchase price at the respective acquisition date.
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

• Pardies, France
In July 2009, the Company completed the consultation process with the workers council on its "Project of Closure" and social plan related to the Company’s Pardies, France facility pursuant to which the Company ceased all manufacturing operations and associated activities in December 2009. The Pardies, France operations are included in the Acetyl Intermediates segment.
4. Marketable Securities, at Fair Value
The Company’s captive insurance companies and nonqualified trusts hold available-for-sale securities for capitalization and funding requirements, respectively.

The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In $ millions)
Mutual funds	60	—	—	60
As of June 30, 2012	60	—	—	60

Mutual funds	64	—	—	64
As of December 31, 2011	64	—	—	64
See Note 16, Fair Value Measurements, for additional information regarding the fair value of the Company's marketable securities.
5. Inventories

	As of	As of
	June 30, 2012	December 31, 2011
	(In $ millions)
Finished goods	525	511
Work-in-process	37	38
Raw materials and supplies	164	163
Total	726	712
6. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2011
Goodwill	294	246	35	185	760
Accumulated impairment losses	—	—	—	—	—
Net book value	294	246	35	185	760
Acquisitions (Note 3)	—	—	8	—	8
Exchange rate changes	(3)	(3)	(1)	(5)	(12)
As of June 30, 2012
Goodwill	291	243	42	180	756
Accumulated impairment losses	—	—	—	—	—
Net book value	291	243	42	180	756
The Company assesses the recoverability of the carrying value of its reporting unit goodwill annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

Intangible Assets, Net
Finite-lived intangibles are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2011	32	513	27	22	594
Acquisitions (Note 3)	—	4	3	6	13	(1)
Exchange rate changes	—	(10)	—	—	(10)
As of June 30, 2012	32	507	30	28	597

Accumulated Amortization
As of December 31, 2011	(13)	(433)	(14)	(18)	(478)
Amortization	(2)	(20)	(2)	(2)	(26)
Exchange rate changes	—	10	—	—	10
As of June 30, 2012	(15)	(443)	(16)	(20)	(494)
Net book value	17	64	14	8	103
______________________________

(1)	Weighted average amortization period of intangible assets acquired was 6 years.
Indefinite-lived intangibles are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2011	81
Acquisitions (Note 3)	2
Exchange rate changes	(2)
As of June 30, 2012	81
The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization expense is recorded on these intangible assets. For the six months ended June 30, 2012, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2013	32
2014	21
2015	10
2016	7
2017	6

7. Current Other Liabilities

	As of	As of
	June 30, 2012	December 31, 2011
	(In $ millions)
Salaries and benefits	70	101
Environmental (Note 11)	20	25
Restructuring (Note 13)	37	44
Insurance	16	19
Asset retirement obligations	32	22
Derivatives (Note 15)	17	26
Current portion of benefit obligations	47	47
Interest	25	25
Sales and use tax/foreign withholding tax payable	15	16
Uncertain tax positions	66	70
Other	121	144
Total	466	539
8. Noncurrent Other Liabilities

	As of	As of
	June 30, 2012	December 31, 2011
	(In $ millions)
Environmental (Note 11)	73	71
Insurance	65	64
Deferred revenue	37	40
Deferred proceeds(1)	868	892
Asset retirement obligations	32	42
Derivatives (Note 15)	11	13
Income taxes payable	2	2
Other	35	29
Total	1,123	1,153
______________________________

(1)
Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to cease operations and sell its Kelsterbach, Germany Ticona site, included in the Advanced Engineered Materials segment (Note 20). Such proceeds will be deferred until the transfer of title to the Frankfurt, Germany Airport.

9. Debt

	As of	As of
	June 30, 2012	December 31, 2011
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-term Debt - Third Party and Affiliates
Current installments of long-term debt	40	38
Short-term borrowings, including amounts due to affiliates	91	106
Total	131	144
The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates, was 4.9% as of June 30, 2012 compared to 4.3% as of December 31, 2011.

	As of	As of
	June 30, 2012	December 31, 2011
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C loan due 2016	1,372	1,386
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	182	182
Obligations under capital leases due at various dates through 2054	243	248
Other bank obligations, interest rates ranging from 6.3% to 6.7%, due at various dates through 2017	88	95
Subtotal	2,885	2,911
Current installments of long-term debt	(40)	(38)
Total	2,845	2,873
Senior Notes
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the "6.625% Notes") under an indenture dated September 24, 2010 (the "Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act of 1933, as amended (the "Securities Act"). Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year which commenced on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a "make-whole" premium as specified in the Indenture. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the "Subsidiary Guarantors").
The Indenture contains covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
In May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the "5.875% Notes") in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the "First Supplemental Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year which commenced on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a "make-whole" premium as specified in the First Supplemental Indenture. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
The First Supplemental Indenture contains covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
Senior Credit Facilities
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement (the "Amendment Agreement") with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated as of April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the Amendment Agreement, the "Amended Credit Agreement"). Our Amended Credit Agreement consists of the Term C loan facility, the Term B loan facility, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US, through its subsidiaries, prepaid its outstanding Term B loan facility under the Amendment Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
The margin for borrowings under the revolving credit facility is currently 2.5% above LIBOR or EURIBOR, as applicable, subject to increase or reduction in certain circumstances based on changes in the Company’s corporate credit ratings. Borrowings under the credit-linked revolving facility and the Term C loan facility bear interest at a variable interest rate based on LIBOR (for US dollars) or EURIBOR (for Euros), plus a margin which varies based on the Company's net leverage ratio.
The estimated net leverage ratio and margin are as follows:

	Estimated Total Net Leverage Ratio as of	Estimated Margin as of
	June 30, 2012	June 30, 2012
Credit-linked revolving facility	1.50	1.50%
Term C	1.50	2.75%
The margin on each facility may increase or decrease 0.25% based on the following:

Credit-Linked Revolving Facility		Term C Loan Facility
Total Net Leverage Ratio	Margin over LIBOR or EURIBOR	Total Net Leverage Ratio	Margin over LIBOR or EURIBOR
< = 2.25:1.00	1.50%	< = 1.75:1.00	2.75%
> 2.25:1.00	1.75%	> 1.75:1.00 and < = 2.25:1.00	3.00%
		> 2.25:1.00	3.25%
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
The Company’s first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of June 30, 2012
			Estimate, if Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
				(In $ millions)
First lien senior secured leverage ratios	3.90 to 1.00	1.08 to 1.00	1.53 to 1.00	600

The balances available for borrowing are as follows:

As of
June 30, 2012
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
The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2012.
10. Benefit Obligations
The components of net periodic benefit costs are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In $ millions)				(In $ millions)
Service cost	7	7	1	1	14	14	1	1
Interest cost	42	45	3	2	85	91	6	6
Expected return on plan assets	(52)	(51)	—	—	(103)	(101)	—	—
Recognized actuarial (gain) loss	15	8	(1)	—	29	15	(1)	(1)
Prior service credit	1	—	—	—	1	—	—	—
Curtailment (gain) loss	—	—	—	—	—	(1)	—	—
Total	13	9	3	3	26	18	6	6
Commitments to fund benefit obligations during 2012 are as follows:

	As of	Expected for
	June 30, 2012	2012
	(In $ millions)
Cash contributions to defined benefit pension plans	88	160
Benefit payments from nonqualified trusts related to nonqualified pension plans	7	15
Benefit payments to other postretirement benefit plans	13	25
The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $3 million for the six months ended June 30, 2012.
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
The components of environmental remediation reserves are as follows:

	As of	As of
	June 30, 2012	December 31, 2011
	(In $ millions)
Demerger obligations (Note 17)	33	34
Divestiture obligations (Note 17)	22	24
Active sites	20	20
US Superfund sites	14	14
Other environmental remediation reserves	4	4
Total	93	96
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 17). The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
US Superfund Sites
In the US, the Company may be subject to substantial claims brought by US federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the US Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as "Superfund") for investigation and cleanup costs at certain sites. At most of these sites, numerous companies, including the Company, or one of its predecessor companies, have been notified that the Environmental Protection Agency, state governing bodies or private individuals consider such companies to be potentially responsible parties ("PRP") under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites and the status of the insurance coverage for some of these proceedings is uncertain. Consequently, the Company cannot accurately determine its ultimate liability for investigation or cleanup costs at these sites.
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

One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the US Environmental Protection Agency ("EPA") to perform a Remedial Investigation/Feasibility Study ("RI/FS") of the contaminants in the lower 17-mile stretch known as the Lower Passaic River Study Area. The RI/FS is ongoing and may take several more years to complete. The Company is among a group of settling parties to a June 2012 Administrative Order on Consent with the EPA to perform a removal action within a small section of the river. The Company has also been named as a third-party defendant along with more than 200 other entities in an action initially brought by the New Jersey Department of Environmental Protection ("NJDEP") in the Supreme Court of New Jersey against Occidental Chemical Corporation and several other companies. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief arising from alleged discharges into the Lower Passaic River.
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
On April 23, 2012, the Company announced that its Board of Directors approved a 25% increase in the Company's quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.06 to $0.075 per share of Common Stock on a quarterly basis and $0.24 to $0.30 per share of Common Stock on an annual basis beginning in August 2012.
Treasury Stock
The Company’s Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of June 30, 2012	629

The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The share repurchase activity pursuant to this authorization is as follows:

	Six Months Ended		Total From February 2008 Through
	June 30
	2012	2011	June 30, 2012
Shares repurchased	636,710	273,753	12,719,518
Average purchase price per share	$45.09	$47.54	$38.13
Amount spent on repurchased shares (in millions)	$28	$13	$485
The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.
Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(50)	—	(50)	29	—	29
Unrealized gain (loss) on interest rate swaps	(1)	1	—	1	(1)	—
Pension and postretirement benefits	14	(5)	9	7	(2)	5
Total	(37)	(4)	(41)	37	(3)	34

	Six Months Ended June 30,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(24)	—	(24)	87	—	87
Unrealized gain (loss) on interest rate swaps	1	—	1	15	(6)	9
Pension and postretirement benefits	26	(11)	15	13	(5)	8
Total	3	(11)	(8)	115	(11)	104
Adjustments to Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Pension and Postretire- ment Benefits	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2011	(1)	(28)	(57)	(764)	(850)
Current period change	—	(24)	1	26	3
Income tax (provision) benefit	—	—	—	(11)	(11)
As of June 30, 2012	(1)	(52)	(56)	(749)	(858)

13. Other (Charges) Gains, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In $ millions)
Employee termination benefits	(1)	(9)	(1)	(13)
Ticona Kelsterbach plant relocation (Note 20)	(2)	(16)	(2)	(29)
Plumbing actions (Note 17)	—	4	—	4
Commercial disputes	—	2	—	22
Other	—	1	—	1
Total	(3)	(18)	(3)	(15)
2012
No significant Other (charges) gains, net were incurred during the six months ended June 30, 2012.
2011
As a result of the Company's Pardies, France Project of Closure and the planned closure of the Company's Spondon, Derby, United Kingdom facility (Note 3), the Company recorded $2 million and $5 million, respectively, of employee termination benefits during the six months ended June 30, 2011. The Pardies, France facility is included in the Acetyl Intermediates segment. Additionally, the Company recorded $4 million of employee termination benefits during the three months ended June 30, 2011 related to the relocation of the Company's Ticona operations located in Kelsterbach, Germany (Note 20).
During the six months ended June 30, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier (Note 17). In addition, the Company also recovered an additional $4 million from the settlement of an unrelated commercial dispute. These commercial dispute resolutions are included in the Acetyl Intermediates segment.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2011	8	18	—	5	11	42
Additions	—	3	—	—	—	3
Cash payments	(1)	(1)	—	(3)	(2)	(7)
Other changes	—	—	—	(1)	(1)	(2)
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2012	7	20	—	1	8	36

Plant/Office Closures
As of December 31, 2011	—	—	—	1	1	2
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2012	—	—	—	1	—	1
Total	7	20	—	2	8	37

14. Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Effective income tax rate	20%	27%	(6)%	25%
The lower effective rate for the six months ended June 30, 2012 is primarily due to foreign tax credit carryforwards partially offset by deferred tax charges related to changes in assessment regarding permanent reinvestment of certain foreign earnings.
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
On February 15, 2012, the Company amended its existing joint venture and other related agreements with its venture partner in Polyplastics Co., Ltd ("Polyplastics"). The amended agreements ("Agreements"), among other items, modified certain dividend rights, resulting in a cash dividend payment to the Company of $72 million during the six months ended June 30, 2012. In addition, as a result of the Agreements, Polyplastics is required to pay certain annual dividends to the venture partners.  Consequently, Polyplastics' undistributed earnings will no longer be invested indefinitely. Accordingly, the Company recognized a deferred tax liability of $38 million that was recorded to Income tax provision (benefit) in the unaudited interim consolidated statement of operations during the six months ended June 30, 2012, related to the taxable outside basis difference of its investment in Polyplastics.
Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the six months ended June 30, 2012, the total unrecognized tax benefits, interest and penalties related to uncertain tax positions decreased by $13 million for interest and changes in uncertain tax positions in US and foreign jurisdictions, and decreased $5 million due to exchange rate changes.
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

As of June 30, 2012
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
Foreign Exchange Risk Management
Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company also enters into foreign currency forwards and swaps to minimize its exposure to foreign currency fluctuations. Through these instruments, the Company mitigates its foreign currency exposure on transactions with third party entities as well as intercompany transactions. The foreign currency forwards and swaps are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC Topic 815"). Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are classified as Other income (expense), net, in the unaudited interim consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are classified as Foreign exchange gain (loss), net, in the unaudited interim consolidated statements of operations.
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of	As of
	June 30, 2012	December 31, 2011
	(In $ millions)
Total	899	896

Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The Company manages its exposure to commodity risk primarily through the use of long-term supply agreements, multi-year purchasing and sales agreements and forward purchase contracts. The Company regularly assesses its practice of using forward purchase contracts and other raw material hedging instruments in accordance with changes in economic conditions. Forward purchases and swap contracts for raw materials are principally settled through physical delivery of the commodity. For qualifying contracts, the Company has elected to apply the normal purchases and normal sales exception of FASB ASC Topic 815 based on the probability at the inception and throughout the term of the contract that the Company would not settle net and the transaction would result in the physical delivery of the commodity. As such, realized gains and losses on these contracts are included in the cost of the commodity upon the settlement of the contract.
In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the unaudited interim consolidated statements of operations. The Company recognized no gain or loss from these types of contracts during six months ended June 30, 2012 and 2011. As of June 30, 2012, the Company did not have any open financial derivative contracts for commodities.

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended				Three Months Ended
	June 30, 2012				June 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	(5)	(1)	(4)	(2)	(16)	(3)	(14)	(2)
Derivatives Not Designated as Hedges
Interest rate swaps	—		—	(4)	—		(3)	(4)
Foreign currency forwards and swaps	—		(17)	(5)	—		(3)	(5)
Total	(5)		(21)		(16)		(20)
______________________________

(1)	Amount excludes $1 million of tax benefit recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(3)	Amount excludes $1 million of tax expense recognized in Other comprehensive income (loss).

(4)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	(6)	(7)	(1)	(17)	(2)	(30)	(1)
Derivatives Not Designated as Hedges
Interest rate swaps	—	—	(3)	—		(3)	(3)
Foreign currency forwards and swaps	—	(22)	(4)	—		(15)	(4)
Total	(6)	(29)		(17)		(48)
______________________________

(1)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(2)	Amount excludes $1 million of losses associated with the Company's equity method investments' derivative activity and $6 million of tax expense recognized in Other comprehensive income (loss).

(3)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(4)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.
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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In $ millions)
Mutual funds	Marketable securities, at fair value	60	—	60
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Noncurrent other assets	—	—	—
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current other assets	—	2	2
Total assets as of June 30, 2012		60	2	62

Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current other liabilities	—	(14)	(14)
Interest rate swaps	Noncurrent other liabilities	—	(11)	(11)
Derivatives Not Designated as Hedges
Interest rate swaps	Current other liabilities	—	—	—
Foreign currency forwards and swaps	Current other liabilities	—	(3)	(3)
Total liabilities as of June 30, 2012		—	(28)	(28)

Mutual funds	Marketable securities, at fair value	64	—	64
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current other assets	—	9	9
Total assets as of December 31, 2011		64	9	73

Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current other liabilities	—	(21)	(21)
Interest rate swaps	Noncurrent other liabilities	—	(13)	(13)
Derivatives Not Designated as Hedges
Interest rate swaps	Current other liabilities	—	(2)	(2)
Foreign currency forwards and swaps	Current other liabilities	—	(3)	(3)
Total liabilities as of December 31, 2011		—	(39)	(39)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement Using
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In $ millions)
As of June 30, 2012
Cost investments	155	—	—	—
Insurance contracts in nonqualified trusts	67	67	—	67
Long-term debt, including current installments of long-term debt	2,885	2,726	243	2,969

As of December 31, 2011
Cost investments	147	—	—	—
Insurance contracts in nonqualified trusts	69	69	—	69
Long-term debt, including current installments of long-term debt	2,911	2,719	248	2,967
In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values. Insurance contracts in nonqualified trusts consist of long-term fixed income securities, which are valued using independent vendor pricing models with observable inputs in the active market and therefore represent a Level 2 measurement. The fair value of long-term debt is based on valuations from third-party banks and market quotations and is classified as Level 2 in the hierarchy. The fair value of obligations under capital leases is based on lease payments and discount rates, which are not observable in the market and therefore represents a Level 3 measurement.
As of June 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.
17. Commitments and Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss ("Possible Loss") may not represent the ultimate loss to the Company from legal proceedings. For reasonably possible loss contingencies that may be material and when determinable, the Company estimates its Possible Loss, considering that the Company could incur no loss in certain matters. Thus, the Company's exposure and ultimate losses may be higher or lower, and possibly materially so, than the Company's litigation accruals and estimates of Possible Loss. For some matters, the Company is unable, at this time, to estimate its Possible Loss that is reasonably possible of occurring. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the more difficult for the Company to estimate the Possible Loss that it is reasonably possible the Company could incur. The Company may disclose certain information related to a plaintiff's claim against the Company alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible or probable loss. Some of the Company's exposure in legal matters may be offset by applicable insurance coverage. The Company does not consider the possible availability of insurance coverage in determining the amounts of any accruals or any estimates of Possible Loss.
Plumbing Actions
CNA Holdings LLC ("CNA Holdings"), a US subsidiary of the Company, which included the US business now conducted by the Ticona business that is included in the Advanced Engineered Materials segment, along with Shell Oil Company ("Shell"), E.I. DuPont de Nemours and Company ("DuPont") and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastic resins manufactured by these companies that were utilized by others in the production of plumbing systems for residential property were defective for this use and/or contributed to the failure of such plumbing. Based on, among other things, the findings of outside experts and the successful use of Ticona's acetal copolymer in similar applications, CNA Holdings does not believe Ticona's acetal copolymer was defective for this use or contributed to the failure of the plumbing. In addition, in many cases CNA Holdings' potential future exposure may be limited by, among other things, statutes of limitations and repose.
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
As of June 30, 2012, the class actions in Canada are subject to a pending class settlement that would result in a dismissal of those cases. The Company does not believe the Possible Loss associated with the remaining matters is material. The Company recorded recoveries and reductions in legal reserves related to plumbing actions (Note 13) to Other (charges) gains, net in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In $ millions)
Recoveries	—	2	—	2
Legal reserve reductions	—	2	—	2
Total	—	4	—	4
Polyester Staple Antitrust Litigation
CNA Holdings, the successor in interest to Hoechst Celanese Corporation ("HCC"), Celanese Americas Corporation and Celanese GmbH (collectively, the "Celanese Entities") and Hoechst, the former parent of HCC, were named as defendants in two actions (involving multiple individual participants) filed in September 2006 by US purchasers of polyester staple fibers manufactured and sold by HCC. The actions alleged that the defendants participated in a conspiracy to fix prices, rig bids and allocate customers of polyester staple sold in the US. These actions were consolidated in a proceeding by a Multi-District Litigation Panel in the US District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. On June 12, 2008 the court dismissed these actions with prejudice against all Celanese Entities in consideration of a payment by the Company. This proceeding related to sales by the polyester staple fibers business which Hoechst sold to KoSa B.V., f/k/a Arteva B.V., a subsidiary of Koch Industries, Inc. ("KoSa") in 1998. In November 2003, KoSa sought recovery from the Company (Koch Industries, Inc. et al. v. Hoechst Aktiengesellschaft et al., No. 03-cv-8679 Southern District NY) alleging a variety of claims, including indemnification and breach of representations, arising out of the 1998 sale. During the fourth quarter of 2010, the parties settled the case pursuant to a confidential agreement and the case was dismissed with prejudice.
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
Commercial Actions
In April 2007, Southern Chemical Corporation ("Southern") filed a petition in the 190th Judicial District Court of Harris County, Texas styled Southern Chemical Corporation v. Celanese Ltd. (Cause No. 2007-25490), seeking declaratory judgment relating to the terms of a multi-year methanol supply contract. The trial court granted the Company's motion for summary judgment in March 2008 dismissing Southern's claims. In September 2009, the intermediate Texas appellate court reversed the trial court decision and remanded the case to the trial court. The Texas Supreme Court subsequently declined both parties' requests that it hear the case. On August 15, 2010, Southern filed a second amended petition adding a claim for breach of contract and seeking equitable damages in an unspecified amount from the Company. Southern amended its complaint again in June, August and November 2011 and May 2012, adding new claims for fraud and tortious interference with a third-party contract. More specifically, Southern now claims the Company "materially misrepresented its intended use of the methanol to be supplied by Southern" and "violated the material terms of the contract and failed to correct these breaches after Southern provided notice." These alleged breaches include "selling, transferring, swapping or tolling methanol to or with entities other than the Company and to entities or operations outside the U.S. or Mexico." In the May 2012 complaint, Southern is seeking compensatory damages of $1.3 billion, as well as pre- and post-judgment interest, attorneys' fees and punitive damages equaling two times its actual damages. Southern also is seeking rescission or termination of the contract. Trial commenced on July 16, 2012 and is ongoing. The Company is actively defending the matter. The Company believes that Southern's claims lack merit and that its alleged damages are inaccurate and, in any event, grossly inflated. Based on the Company's evaluation of currently available information, including that the plaintiff is seeking relief other than compensatory damages, the matter presents meaningful legal uncertainties (including the applicable damage theory(ies)), and there are significant facts and legal claims in dispute, the Company cannot estimate the Possible Loss for this matter, if any, in excess of immaterial amounts accrued.
In June 2012, Linde Gas Singapore Pte Ltd ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract by temporarily idling the Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. The Company believes that Linde Gas' claims lack merit and that the Company has complied with the contract terms, and plans to vigorously defend the matter. Based on the Company's evaluation of currently available information, the Company cannot estimate the Possible Loss, if any, for this matter as discovery has not yet commenced and Linde Gas' arbitration demand does not specify an amount of damages it is seeking.
Award Proceedings in relation to Domination Agreement and Squeeze-Out
The Company's subsidiary, BCP Holdings GmbH ("BCP Holdings"), a German limited liability company, is a defendant in two special award proceedings initiated by minority stockholders of Celanese GmbH seeking the court's review of the amounts (i) of the fair cash compensation and of the guaranteed dividend offered in the purchaser offer under the 2004 Domination Agreement (the "Domination Agreement") and (ii) the fair cash compensation paid for the 2006 squeeze-out ("Squeeze-Out") of all remaining stockholders of Celanese GmbH.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2012 are $58 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $195 million as of June 30, 2012. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services which extend through 2034. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2012, the Company had unconditional purchase obligations of $3.7 billion.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. The Company recorded obligations under capital leases for recovery of the capital expenditures. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities ("VIEs") as of June 30, 2012 relates primarily to early contract termination fees.
The Company's carrying value of assets and liabilities associated with its obligations to VIEs, as well as the maximum exposure to loss relating to these VIEs are as follows:

	As of	As of
	June 30, 2012	December 31, 2011
	(In $ millions)
Property, plant and equipment, net	113	119

Trade payables	37	40
Current installments of long-term debt	6	6
Long-term debt	136	137
Total	179	183

Maximum exposure to loss	232	228
The difference between the total VIE obligations and the maximum exposure to loss, primarily represents take-or-pay obligations for services included within the unconditional obligations discussed above.
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

18. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended June 30, 2012
Net sales	323	327	(1)	327	821	(1)	—	(123)	1,675
Other (charges) gains, net	(2)	4		—	1		(6)	—	(3)
Operating profit (loss)	21	75		34	77		(43)	—	164
Equity in net earnings (loss) of affiliates	55	1		—	2		4	—	62
Depreciation and amortization	28	11		13	19		4	—	75
Capital expenditures	10	18		8	44		3	—	83	(2)
	Three Months Ended June 30, 2011
Net sales	346	291	(1)	329	914	(1)	—	(127)	1,753
Other (charges) gains, net	(16)	(3)		—	2		(1)	—	(18)
Operating profit (loss)	27	48		28	152		(46)	—	209
Equity in net earnings (loss) of affiliates	39	—		—	1		6	—	46
Depreciation and amortization	20	13		12	25		2	—	72
Capital expenditures	20	22		12	25		2	—	81	(2)
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $121 million and $2 million, respectively, for the three months ended June 30, 2012 and $126 million and $1 million, respectively, for the three months ended June 30, 2011.

(2)
Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes an increase in accrued capital expenditures of $6 million and an increase of $7 million for the three months ended June 30, 2012 and 2011, respectively.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Six Months Ended June 30, 2012
Net sales	640	591	(1)	636	1,673	(1)	—	(232)	3,308
Other (charges) gains, net	(2)	3		—	1		(5)	—	(3)
Operating profit (loss)	42	114		53	137		(84)	—	262
Equity in net earnings (loss) of affiliates	98	2		—	3		10	—	113
Depreciation and amortization	55	20		28	39		7	—	149
Capital expenditures	17	34		16	75		11	—	153	(2)
	As of June 30, 2012
Goodwill and intangibles, net	375	272		70	223		—	—	940
Total assets	2,675	1,278		989	2,124		1,713	—	8,779
	Six Months Ended June 30, 2011
Net sales	674	557	(1)	619	1,727	(1)	1	(236)	3,342
Other (charges) gains, net	(29)	(4)		—	20		(2)	—	(15)
Operating profit (loss)	65	102		53	264		(87)	—	397
Equity in net earnings (loss) of affiliates	73	1		—	3		12	—	89
Depreciation and amortization	41	25		22	50		6	—	144
Capital expenditures	37	35		24	40		4	—	140	(2)
	As of December 31, 2011
Goodwill and intangibles, net	391	277		54	235		—	—	957
Total assets	2,787	1,154		901	2,035		1,641	—	8,518
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $229 million and $3 million, respectively, for the six months ended June 30, 2012 and $234 million and $2 million, respectively, for the six months ended June 30, 2011.

(2)
Excludes expenditures related to the relocation of the Company’s Ticona plant in Kelsterbach (Note 20) and includes a decrease in accrued capital expenditures of $30 million and $11 million for the six months ended June 30, 2012 and 2011, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In $ millions, except share and per share data)
Amounts Attributable to Celanese Corporation
Earnings (loss) from continuing operations	210	210	205	205
Earnings (loss) from discontinued operations	—	—	(2)	(2)
Net earnings (loss)	210	210	203	203
Cumulative preferred stock dividends	—	—	—	—
Net earnings (loss) available to common stockholders	210	210	203	203
Weighted-average shares - basic	158,128,906	158,128,906	156,280,721	156,280,721
Dilutive stock options		1,014,359		2,036,940
Dilutive restricted stock units		597,188		891,739
Assumed conversion of preferred stock		—		—
Weighted-average shares - diluted		159,740,453		159,209,400

Per Share
Earnings (loss) from continuing operations	1.33	1.31	1.31	1.29
Earnings (loss) from discontinued operations	—	—	(0.01)	(0.01)
Net earnings (loss)	1.33	1.31	1.30	1.28

	Six Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In $ millions, except share and per share data)
Amounts Attributable to Celanese Corporation
Earnings (loss) from continuing operations	393	393	343	343
Earnings (loss) from discontinued operations	—	—	2	2
Net earnings (loss)	393	393	345	345
Cumulative preferred stock dividends	—	—	—	—
Net earnings (loss) available to common stockholders	393	393	345	345
Weighted-average shares - basic	157,335,665	157,335,665	156,124,358	156,124,358
Dilutive stock options		1,434,687		2,014,769
Dilutive restricted stock units		640,255		799,784
Assumed conversion of preferred stock		—		—
Weighted-average shares - diluted		159,410,607		158,938,911

Per Share
Earnings (loss) from continuing operations	2.50	2.47	2.20	2.16
Earnings (loss) from discontinued operations	—	—	0.01	0.01
Net earnings (loss)	2.50	2.47	2.21	2.17

Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	15,016	—	7,508	90,313
Restricted stock units	7,946	—	7,946	—
Total	22,962	—	15,454	90,313
20. Plant Relocation
In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport ("Fraport") that required the Company to cease operations at its Kelsterbach, Germany Ticona site and sell the site, including land and buildings, to Fraport, resolving several years of legal disputes related to the planned Fraport expansion. Under the original agreement, Fraport agreed to pay the Company a total of €670 million. The agreement requires the Company to complete certain activities no later than December 31, 2013 at which time title to the land and buildings will transfer to Fraport. The agreement did not require the proceeds from the settlement be used to build or relocate the existing Ticona operations; however, based on a number of factors, the Company built a new expanded production facility in the Frankfurt Hoechst Industrial Park in the Rhine Main area in Germany.
The Company received its final payment from Fraport of €110 million during the three months ended June 30, 2011 and ceased POM operations at the Kelsterbach, Germany Ticona facility prior to July 31, 2011. In September 2011, the Company announced the opening of its new POM production facility in Frankfurt Hoechst Industrial Park, Germany.
A summary of the financial statement impact associated with the Ticona Kelsterbach plant relocation is as follows:

	Six Months Ended		Total From Inception Through
	June 30,
	2012	2011	June 30, 2012
	(In $ millions)
Deferred proceeds (1)	—	158	907
Costs expensed	2	29	108
Costs capitalized (2)	24	112	1,116
Lease buyout	—	—	22
Employee termination benefits	—	4	8
_____________________________

(1)
Included in noncurrent Other liabilities in the consolidated balance sheets. Amounts reflect the US dollar equivalent at the time of receipt. Upon transfer of title to Fraport, the deferred proceeds will be recognized in the consolidated statements of operations. Such proceeds will be reduced by assets of €66 million included in Property, plant and equipment, net and €43 million included in noncurrent Other assets in the consolidated balance sheets, to be transferred to Fraport or otherwise disposed.

(2)	Includes a decrease in accrued capital expenditures of $11 million and $2 million for the six months ended June 30, 2012 and 2011, respectively.

21. Consolidating Guarantor Financial Information
The 6.625% Notes and the 5.875% Notes (collectively, the "Notes") were issued by Celanese US (the "Issuer") and are guaranteed by Celanese Corporation (the "Parent Guarantor") and the Subsidiary Guarantors (Note 9). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	734	1,239	(298)	1,675
Cost of sales	—	—	(520)	(1,113)	289	(1,344)
Gross profit	—	—	214	126	(9)	331
Selling, general and administrative expenses	—	—	(48)	(76)	—	(124)
Amortization of intangible assets	—	—	(4)	(9)	—	(13)
Research and development expenses	—	—	(18)	(8)	—	(26)
Other (charges) gains, net	—	—	6	(3)	(6)	(3)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	—	—	—	—
Operating profit (loss)	—	—	150	29	(15)	164
Equity in net earnings (loss) of affiliates	209	239	50	49	(485)	62
Interest expense	—	(48)	(10)	(19)	32	(45)
Refinancing expense	—	—	—	—	—	—
Interest income	—	15	16	1	(32)	—
Dividend income - cost investments	—	—	—	84	—	84
Other income (expense), net	—	—	—	(1)	—	(1)
Earnings (loss) from continuing operations before tax	209	206	206	143	(500)	264
Income tax (provision) benefit	1	3	(40)	(22)	4	(54)
Earnings (loss) from continuing operations	210	209	166	121	(496)	210
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	210	209	166	121	(496)	210
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	210	209	166	121	(496)	210

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	660	1,380	(287)	1,753
Cost of sales	—	—	(472)	(1,154)	283	(1,343)
Gross profit	—	—	188	226	(4)	410
Selling, general and administrative expenses	—	—	(41)	(99)	—	(140)
Amortization of intangible assets	—	—	(5)	(12)	—	(17)
Research and development expenses	—	—	(17)	(8)	—	(25)
Other (charges) gains, net	—	—	6	(24)	—	(18)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	1	(1)	—	—
Operating profit (loss)	—	—	132	81	(4)	209
Equity in net earnings (loss) of affiliates	202	246	27	35	(464)	46
Interest expense	—	(56)	(9)	(9)	17	(57)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	5	10	2	(17)	—
Dividend income - cost investments	—	—	—	79	—	79
Other income (expense), net	—	1	(1)	6	—	6
Earnings (loss) from continuing operations before tax	202	193	159	194	(468)	280
Income tax (provision) benefit	1	9	(49)	(37)	1	(75)
Earnings (loss) from continuing operations	203	202	110	157	(467)	205
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	203	202	108	157	(467)	203
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	203	202	108	157	(467)	203

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,374	2,488	(554)	3,308
Cost of sales	—	—	(1,002)	(2,261)	556	(2,707)
Gross profit	—	—	372	227	2	601
Selling, general and administrative expenses	—	—	(94)	(164)	—	(258)
Amortization of intangible assets	—	—	(9)	(17)	—	(26)
Research and development expenses	—	—	(34)	(18)	—	(52)
Other (charges) gains, net	—	—	7	(4)	(6)	(3)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	—	—	—	—
Operating profit (loss)	—	—	242	24	(4)	262
Equity in net earnings (loss) of affiliates	392	436	90	91	(896)	113
Interest expense	—	(96)	(21)	(37)	64	(90)
Refinancing expense	—	—	—	—	—	—
Interest income	—	30	32	3	(64)	1
Dividend income - cost investments	—	—	—	84	—	84
Other income (expense), net	—	1	—	—	—	1
Earnings (loss) from continuing operations before tax	392	371	343	165	(900)	371
Income tax (provision) benefit	1	21	22	(23)	1	22
Earnings (loss) from continuing operations	393	392	365	142	(899)	393
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	393	392	365	142	(899)	393
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	393	392	365	142	(899)	393

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,275	2,611	(544)	3,342
Cost of sales	—	—	(908)	(2,205)	532	(2,581)
Gross profit	—	—	367	406	(12)	761
Selling, general and administrative expenses	—	—	(80)	(188)	—	(268)
Amortization of intangible assets	—	—	(9)	(24)	—	(33)
Research and development expenses	—	—	(30)	(18)	—	(48)
Other (charges) gains, net	—	—	25	(40)	—	(15)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	1	(1)	—	—
Operating profit (loss)	—	—	274	135	(12)	397
Equity in net earnings (loss) of affiliates	344	424	55	71	(805)	89
Interest expense	—	(107)	(21)	(19)	35	(112)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	11	19	6	(35)	1
Dividend income - cost investments	—	—	—	79	—	79
Other income (expense), net	—	3	(1)	7	—	9
Earnings (loss) from continuing operations before tax	344	328	326	279	(817)	460
Income tax (provision) benefit	1	16	(93)	(43)	2	(117)
Earnings (loss) from continuing operations	345	344	233	236	(815)	343
Earnings (loss) from operation of discontinued operations	—	—	3	—	—	3
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	2	—	—	2
Net earnings (loss)	345	344	235	236	(815)	345
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	345	344	235	236	(815)	345

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	210	209	166	121	(496)	210
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(50)	(50)	17	11	22	(50)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	—	—
Pension and postretirement benefits	9	9	7	1	(17)	9
Total other comprehensive income (loss), net of tax	(41)	(41)	24	12	5	(41)
Total comprehensive income (loss), net of tax	169	168	190	133	(491)	169
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	169	168	190	133	(491)	169

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	203	202	108	157	(467)	203
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	29	29	9	21	(59)	29
Unrealized gain (loss) on interest rate swaps	—	—	—	(1)	1	—
Pension and postretirement benefits	5	5	5	—	(10)	5
Total other comprehensive income (loss), net of tax	34	34	14	20	(68)	34
Total comprehensive income (loss), net of tax	237	236	122	177	(535)	237
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	237	236	122	177	(535)	237

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	393	392	365	142	(899)	393
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(24)	(24)	6	5	13	(24)
Unrealized gain (loss) on interest rate swaps	1	1	—	—	(1)	1
Pension and postretirement benefits	15	15	13	(1)	(27)	15
Total other comprehensive income (loss), net of tax	(8)	(8)	19	4	(15)	(8)
Total comprehensive income (loss), net of tax	385	384	384	146	(914)	385
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	385	384	384	146	(914)	385

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	345	344	235	236	(815)	345
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	87	87	(10)	98	(175)	87
Unrealized gain (loss) on interest rate swaps	9	9	—	(1)	(8)	9
Pension and postretirement benefits	8	8	8	—	(16)	8
Total other comprehensive income (loss), net of tax	104	104	(2)	97	(199)	104
Total comprehensive income (loss), net of tax	449	448	233	333	(1,014)	449
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	449	448	233	333	(1,014)	449

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	43	—	139	618	—	800
Trade receivables - third party and affiliates	—	—	353	745	(141)	957
Non-trade receivables, net	—	23	1,749	504	(2,099)	177
Inventories, net	—	—	186	608	(68)	726
Deferred income taxes	—	—	87	19	—	106
Marketable securities, at fair value	—	—	60	—	—	60
Other assets	—	6	19	32	(17)	40
Total current assets	43	29	2,593	2,526	(2,325)	2,866
Investments in affiliates	1,707	3,450	1,551	515	(6,467)	756
Property, plant and equipment, net	—	—	777	2,488	—	3,265
Deferred income taxes	—	17	519	26	—	562
Other assets	—	1,862	136	338	(1,946)	390
Goodwill	—	—	306	450	—	756
Intangible assets, net	—	—	75	109	—	184
Total assets	1,750	5,358	5,957	6,452	(10,738)	8,779
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,604	181	112	(1,766)	131
Trade payables - third party and affiliates	—	—	274	555	(141)	688
Other liabilities	—	39	329	463	(365)	466
Deferred income taxes	—	16	(16)	18	—	18
Income taxes payable	(30)	(379)	424	27	(5)	37
Total current liabilities	(30)	1,280	1,192	1,175	(2,277)	1,340
Noncurrent liabilities
Long-term debt	—	2,358	828	1,600	(1,941)	2,845
Deferred income taxes	—	—	38	92	—	130
Uncertain tax positions	3	2	30	137	—	172
Benefit obligations	—	—	1,250	142	—	1,392
Other liabilities	—	11	104	1,021	(13)	1,123
Total noncurrent liabilities	3	2,371	2,250	2,992	(1,954)	5,662
Total Celanese Corporation stockholders’ equity	1,777	1,707	2,515	2,285	(6,507)	1,777
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,777	1,707	2,515	2,285	(6,507)	1,777
Total liabilities and equity	1,750	5,358	5,957	6,452	(10,738)	8,779

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current assets
Cash and cash equivalents	—	—	133	549	—	682
Trade receivables - third party and affiliates	—	—	297	694	(120)	871
Non-trade receivables, net	—	10	1,651	562	(1,988)	235
Inventories, net	—	—	187	590	(65)	712
Deferred income taxes	—	—	87	17	—	104
Marketable securities, at fair value	—	—	64	—	—	64
Other assets	—	6	18	45	(34)	35
Total current assets	—	16	2,437	2,457	(2,207)	2,703
Investments in affiliates	1,315	2,978	1,530	535	(5,534)	824
Property, plant and equipment, net	—	—	735	2,534	—	3,269
Deferred income taxes	—	17	382	22	—	421
Other assets	—	1,903	132	296	(1,987)	344
Goodwill	—	—	298	462	—	760
Intangible assets, net	—	—	69	128	—	197
Total assets	1,315	4,914	5,583	6,434	(9,728)	8,518
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,492	176	131	(1,655)	144
Trade payables - third party and affiliates	—	—	258	535	(120)	673
Other liabilities	—	63	353	506	(383)	539
Deferred income taxes	—	16	(16)	17	—	17
Income taxes payable	(29)	(373)	384	35	(5)	12
Total current liabilities	(29)	1,198	1,155	1,224	(2,163)	1,385
Noncurrent liabilities
Long-term debt	—	2,372	834	1,650	(1,983)	2,873
Deferred income taxes	—	—	—	92	—	92
Uncertain tax positions	3	16	27	136	—	182
Benefit obligations	—	—	1,346	146	—	1,492
Other liabilities	—	13	99	1,055	(14)	1,153
Total noncurrent liabilities	3	2,401	2,306	3,079	(1,997)	5,792
Total Celanese Corporation stockholders’ equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Total liabilities and equity	1,315	4,914	5,583	6,434	(9,728)	8,518

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	(29)	—	175	256	—	402
Investing activities
Capital expenditures on property, plant and equipment	—	—	(93)	(90)	—	(183)
Acquisitions, net of cash acquired	—	—	(23)	—	—	(23)
Proceeds from sale of businesses and assets, net	—	—	1	—	—	1
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(35)	—	(35)
Other, net	—	—	(9)	(34)	—	(43)
Net cash provided by (used in) investing activities	—	—	(124)	(159)	—	(283)
Financing activities
Short-term borrowings (repayments), net	—	—	1	(15)	—	(14)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(7)	(1)	(11)	—	(19)
Refinancing costs	—	—	—	—	—	—
Proceeds and repayments from intercompany financing activities	—	7	(7)	—	—	—
Purchases of treasury stock, including related fees	(28)	—	—	—	—	(28)
Dividends from subsidiary	35	35	—	—	(70)	—
Dividends to parent	—	(35)	(35)	—	70	—
Contributions from parent to subsidiary	—	—	(3)	3	—	—
Stock option exercises	55	—	—	—	—	55
Series A common stock dividends	(19)	—	—	—	—	(19)
Preferred stock dividends	—	—	—	—	—	—
Other, net	29	—	—	—	—	29
Net cash provided by (used in) financing activities	72	—	(45)	(23)	—	4
Exchange rate effects on cash and cash equivalents	—	—	—	(5)	—	(5)
Net increase (decrease) in cash and cash equivalents	43	—	6	69	—	118
Cash and cash equivalents as of beginning of period	—	—	133	549	—	682
Cash and cash equivalents as of end of period	43	—	139	618	—	800

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	—	—	175	141	—	316
Investing activities
Capital expenditures on property, plant and equipment	—	—	(63)	(88)	—	(151)
Acquisitions, net of cash acquired	—	—	(8)	—	—	(8)
Proceeds from sale of businesses and assets, net	—	—	1	4	—	5
Deferred proceeds from Ticona Kelsterbach plant relocation	—	—	—	158	—	158
Capital expenditures related to Ticona Kelsterbach plant relocation	—	—	—	(114)	—	(114)
Other, net	—	—	(2)	(21)	—	(23)
Net cash provided by (used in) investing activities	—	—	(72)	(61)	—	(133)
Financing activities
Short-term borrowings (repayments), net	—	—	(8)	(26)	—	(34)
Proceeds from long term debt	—	400	—	11	—	411
Repayments of long-term debt	—	(525)	(1)	(27)	—	(553)
Refinancing costs	—	(8)	—	—	—	(8)
Proceeds and repayments from intercompany financing activities	—	133	(133)	—	—	—
Purchases of treasury stock, including related fees	(13)	—	—	—	—	(13)
Dividends from subsidiary	13	113	—	—	(126)	—
Dividends to parent	—	(13)	(13)	(100)	126	—
Contributions from parent to subsidiary	—	(100)	100	—	—	—
Stock option exercises	17	—	—	—	—	17
Series A common stock dividends	(16)	—	—	—	—	(16)
Preferred stock dividends	—	—	—	—	—	—
Other, net	—	—	(2)	—	—	(2)
Net cash provided by (used in) financing activities	1	—	(57)	(142)	—	(198)
Exchange rate effects on cash and cash equivalents	—	—	—	16	—	16
Net increase (decrease) in cash and cash equivalents	1	—	46	(46)	—	1
Cash and cash equivalents as of beginning of period	—	—	128	612	—	740
Cash and cash equivalents as of end of period	1	—	174	566	—	741

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q ("Quarterly Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the "Company," "we," "our" and "us," refer to Celanese and its subsidiaries on a consolidated basis. The term "Celanese US" refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2011, filed on February 10, 2012 with the Securities and Exchange Commission ("SEC") as part of the Company’s Annual Report on Form 10-K (the "2011 Form 10-K") and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Special Note Regarding Forward-Looking Statements" below and at the beginning of our 2011 Form 10-K.
Special Note Regarding Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Quarterly Report contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "may," "can," "could," "might," "will" and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views and beliefs with respect to future events at the time that the statements are made, are not historical facts or guarantees of future performance and are subject to significant risks, uncertainties and other factors that are difficult to predict and many of which are outside of our control. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate and, accordingly, should not have undue reliance placed upon them. All forward-looking statements made in this Quarterly Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Quarterly Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise.
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
2012 Highlights:

•
We announced plans to construct and operate a methanol production facility at our Clear Lake, Texas acetyl complex which is expected to start up after July 1, 2015. As one of the world's largest producers of acetyl products, we plan to utilize our existing infrastructure to capture the opportunities created by abundant and affordable US natural gas supplies.

•
We launched the new SunsationSM platform to help food and beverage manufacturers develop low- and no-calorie products that are better tasting and simplify the formulation process to bring products to market faster.

•
We entered into an agreement to advance the development of fuel ethanol projects with Pertamina, the state-owned energy company of Indonesia. In line with our long-term strategy to develop new and renewable energy capabilities, Pertamina will collaborate exclusively with us to jointly develop synthetic fuel ethanol projects in the Republic of Indonesia utilizing our proprietary TCX® ethanol process technology.

•
We are in process of starting up our technology development unit for ethanol production at our facility in Clear Lake, Texas. The unit will support our continuing development of TCX® ethanol process technology for customers in both industrial-grade and fuel ethanol.

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

•
Moody's Investors Service and Standard & Poor's Ratings Services both upgraded its outlook for Celanese to "Positive" from "Stable." In raising our outlook, both agencies cited improved operating performance, debt reduction as well as our operational, geographical and product diversity.

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

Results of Operations

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,675	1,753	(78)	3,308	3,342	(34)
Gross profit	331	410	(79)	601	761	(160)
Selling, general and administrative expenses	(124)	(140)	16	(258)	(268)	10
Other (charges) gains, net	(3)	(18)	15	(3)	(15)	12
Operating profit (loss)	164	209	(45)	262	397	(135)
Equity in net earnings of affiliates	62	46	16	113	89	24
Interest expense	(45)	(57)	12	(90)	(112)	22
Dividend income - cost investments	84	79	5	84	79	5
Earnings (loss) from continuing operations before tax	264	280	(16)	371	460	(89)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	210	205	5	393	343	50
Earnings (loss) from discontinued operations	—	(2)	2	—	2	(2)
Net earnings (loss)	210	203	7	393	345	48
Other Data
Depreciation and amortization	75	72	3	149	144	5
Operating margin(1)	9.8%	11.9%		7.9%	11.9%
______________________________
(1) Defined as operating profit (loss) divided by net sales.

	As of	As of
	June 30, 2012	December 31, 2011
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	800	682

Short-term borrowings and current installments of long-term debt - third party and affiliates	131	144
Long-term debt	2,845	2,873
Total debt	2,976	3,017

	As of	As of
	June 30, 2012	December 31, 2011
	(unaudited)
	(In $ millions)
Trade receivables, net	957	871
Inventories	726	712
Trade payables - third party and affiliates	(688)	(673)
Trade working capital	995	910

Consolidated Results – Three and Six Months Ended June 30, 2012 Compared with Three and Six Months Ended June 30, 2011
Net sales changed $(78) million and $(34) million during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to lower prices in our Acetyl Intermediates segment and unfavorable currency impacts across all our segments. Acetic acid pricing declined significantly compared to 2011 as a result of abnormal constraints in industry capacity during 2011 which did not recur in 2012, as well as unfavorable economic conditions in Europe and Asia, and lower raw material prices during the three months ended June 30, 2012. Volume increases offset unfavorable currency impacts across our segments, except in our Advanced Engineered Materials segment where volumes were negatively impacted by lower demand for industrial and consumer goods applications during the three and six months ended June 30, 2012. Consumer Specialties' net sales increased during the three and six months ended June 30, 2012, reflecting higher sales prices across all regions for Acetate Products due to increased wood pulp and energy costs. Increased volumes for Acetate Products during the three months ended June 30, 2012 also contributed to increased net sales primarily due to a production interruption that occurred in the first quarter pushing volumes into the second quarter.
Operating profit decreased during the three and six months ended June 30, 2012 compared to the same periods in 2011 by 22% and 34%, respectively, primarily due to the lower pricing in our Acetyl Intermediates segment and volatility in ethylene prices, impacting raw material costs.
Depreciation and amortization changed $5 million for the six months ended June 30, 2012, compared to 2011, primarily due to higher depreciation in our Advanced Engineered Materials segment with the opening of the new expanded polyoxymethylene, also commonly known as polyacetal ("POM"), production facility in the Frankfurt Hoechst Industrial Park in the Rhine Main area in Germany.
As a percentage of net sales, selling, general and administrative expenses decreased from 8.0% to 7.4% for the three months ended June 30, 2012 and from 8.0% to 7.8% for the six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to a decrease in costs associated with business optimization initiatives, executive compensation and other productivity spending reductions.
Other (charges) gains, net changed $15 million and $12 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)
	(In $ millions)
Employee termination benefits	(1)	(9)	(1)	(13)
Ticona Kelsterbach plant relocation	(2)	(16)	(2)	(29)
Plumbing actions	—	4	—	4
Commercial disputes	—	2	—	22
Other	—	1	—	1
Total	(3)	(18)	(3)	(15)
During the three and six months ended June 30, 2011, we recorded $16 million and $29 million, respectively, of expenses related to the relocation of our Ticona operations in Kelsterbach, Germany to Frankfurt, Germany. Ticona Kelsterbach plant relocation-related costs of $2 million were incurred in Other (charges) gains, net during the three and six months ended June 30, 2012. The Ticona Kelsterbach plant, which ceased POM operations prior to July 31, 2011, is included in our Advanced Engineered Materials segment. See Note 20 in the accompanying unaudited interim consolidated financial statements for further information regarding the Ticona Kelsterbach plant relocation.
During the six months ended June 30, 2011 we recorded $5 million, $2 million and $4 million of employee termination benefits relating to the Spondon planned closure, the closure of our Pardies, France facility and the relocation of our Ticona Kelsterbach plant, respectively. No significant employee termination costs were incurred during the six months ended June 30, 2012. See Note 3 and Note 13 to the accompanying unaudited interim consolidated financial statements for further information regarding these plant closures.

During the six months ended June 30, 2011, we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. In addition, we recovered an additional $4 million from the settlement of an unrelated commercial dispute. These commercial dispute resolutions are included in the Acetyl Intermediates segment. No such settlements occurred in the three and six months ended June 30, 2012.
Our effective income tax rate for the three months ended June 30, 2012 was 20% compared to 27% for the three months ended June 30, 2011. Our effective income tax rate for the six months ended June 30, 2012 was (6)% compared to 25% for the six months ended June 30, 2011. The lower effective tax rate was primarily due to foreign tax credit carryforwards of $142 million recognized during the three months ended March 31, 2012, partially offset by $38 million of deferred tax charges related to changes in our assessment regarding the permanent reinvestment of certain foreign earnings.

Selected Data by Business Segment

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	323	346	(23)	640	674	(34)
Consumer Specialties	327	291	36	591	557	34
Industrial Specialties	327	329	(2)	636	619	17
Acetyl Intermediates	821	914	(93)	1,673	1,727	(54)
Other Activities	—	—	—	—	1	(1)
Inter-segment eliminations	(123)	(127)	4	(232)	(236)	4
Total	1,675	1,753	(78)	3,308	3,342	(34)
Other (Charges) Gains, Net
Advanced Engineered Materials	(2)	(16)	14	(2)	(29)	27
Consumer Specialties	4	(3)	7	3	(4)	7
Industrial Specialties	—	—	—	—	—	—
Acetyl Intermediates	1	2	(1)	1	20	(19)
Other Activities	(6)	(1)	(5)	(5)	(2)	(3)
Total	(3)	(18)	15	(3)	(15)	12
Operating Profit (Loss)
Advanced Engineered Materials	21	27	(6)	42	65	(23)
Consumer Specialties	75	48	27	114	102	12
Industrial Specialties	34	28	6	53	53	—
Acetyl Intermediates	77	152	(75)	137	264	(127)
Other Activities	(43)	(46)	3	(84)	(87)	3
Total	164	209	(45)	262	397	(135)
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	76	66	10	140	139	1
Consumer Specialties	159	127	32	199	182	17
Industrial Specialties	34	28	6	53	53	—
Acetyl Intermediates	79	154	(75)	140	268	(128)
Other Activities	(84)	(95)	11	(161)	(182)	21
Total	264	280	(16)	371	460	(89)
Depreciation and Amortization
Advanced Engineered Materials	28	20	8	55	41	14
Consumer Specialties	11	13	(2)	20	25	(5)
Industrial Specialties	13	12	1	28	22	6
Acetyl Intermediates	19	25	(6)	39	50	(11)
Other Activities	4	2	2	7	6	1
Total	75	72	3	149	144	5
Operating Margin
Advanced Engineered Materials	6.5%	7.8%		6.6%	9.6%
Consumer Specialties	22.9%	16.5%		19.3%	18.3%
Industrial Specialties	10.4%	8.5%		8.3%	8.6%
Acetyl Intermediates	9.4%	16.6%		8.2%	15.3%
Total	9.8%	11.9%		7.9%	11.9%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	(4)	2	(5)	—	(7)
Consumer Specialties	6	7	(1)	—	12
Industrial Specialties	5	(1)	(5)	—	(1)
Acetyl Intermediates	4	(10)	(4)	—	(10)
Total Company	3	(4)	(3)	—	(4)
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	(4)	2	(3)	—	(5)
Consumer Specialties	—	7	(1)	—	6
Industrial Specialties	5	1	(3)	—	3
Acetyl Intermediates	6	(7)	(2)	—	(3)
Total Company	3	(1)	(3)	—	(1)

Business Segments – Three and Six Months Ended June 30, 2012 Compared with Three and Six Months Ended June 30, 2011

Advanced Engineered Materials

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	323	346	(23)	640	674	(34)
Net sales variance
Volume	(4)%			(4)%
Price	2%			2%
Currency	(5)%			(3)%
Other	—%			—%
Other (charges) gains, net	(2)	(16)	14	(2)	(29)	27
Operating profit (loss)	21	27	(6)	42	65	(23)
Operating margin	6.5%	7.8%		6.6%	9.6%
Equity in net earnings (loss) of affiliates	55	39	16	98	73	25
Earnings (loss) from continuing operations before tax	76	66	10	140	139	1
Depreciation and amortization	28	20	8	55	41	14
Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered Materials segment is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are POM, GUR® ultra-high molecular weight polyethylene, liquid crystal polymers ("LCP"), long-fiber reinforced thermoplastics ("LFT"), polybutylene terephthalate ("PBT"), polyethylene terephthalate ("PET"), and polycyclohexylene-dimethylene terephthalate ("PCT"). POM, LFT, PBT, PET and PCT are used in a broad range of products including automotive components, medical devices, electronics, appliances and industrial applications. GUR® ultra-high molecular weight polyethylene is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end uses for LCP are electrical and electronics applications or products. Polyphenylene sulfide ("PPS"), sold under the Fortron® brand, is a key product of Fortron Industries LLC, one of our strategic affiliates. PPS is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance.
Advanced Engineered Materials’ net sales changed $(23) million and $(34) million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, due to lower demand for industrial and consumer goods applications, particularly in Europe and Asia, partially offset by higher volumes relating to automotive applications, mainly in North America. The weak Euro also resulted in an unfavorable currency translation impact on net sales. Slightly higher prices across almost all product lines partially offset the lower volumes and unfavorable currency impact.
Operating profit changed $(6) million and $(23) million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease in operating profit for the three months ended June 30, 2012 was mainly driven by higher depreciation and amortization expense. For the six months ended June 30, 2012, higher pricing offset increased raw material costs, but could not offset the increased depreciation associated with the opening of the new POM production facility in Frankfurt Hoechst Industrial Park, Germany and an $11 million increase in expenses, primarily related to integrating manufacturing operations from recently acquired product lines and investing in our compounding operations in Asia.
Depreciation and amortization increased $14 million for the six months ended June 30, 2012 compared to the prior year due to the opening of the new POM production facility in Germany. Other charges decreased by $14 million and $27 million during the three and six months ended June 30, 2012, respectively, with the reduction in charges associated with the relocation of our Kelsterbach, Germany POM facility.

Earnings (loss) from continuing operations before tax changed $10 million and $1 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 as a result of an increase in equity in net earnings of affiliates. Net earnings from affiliates increased $25 million for the six months ended June 30, 2012 from prior period results primarily driven by higher pricing in methanol and methyl tertiary-butyl ether (MTBE) in our Ibn Sina venture. This increase was partially offset by a decrease in operating profit resulting from reduced sales volumes, unfavorable currency impacts and higher depreciation.
Consumer Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	327	291	36	591	557	34
Net sales variance
Volume	6%			—%
Price	7%			7%
Currency	(1)%			(1)%
Other	—%			—%
Other (charges) gains, net	4	(3)	7	3	(4)	7
Operating profit (loss)	75	48	27	114	102	12
Operating margin	22.9%	16.5%		19.3%	18.3%
Equity in net earnings (loss) of affiliates	1	—	1	2	1	1
Dividend income - cost investments	83	78	5	83	78	5
Earnings (loss) from continuing operations before tax	159	127	32	199	182	17
Depreciation and amortization	11	13	(2)	20	25	(5)
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
Net sales for Consumer Specialties increased 12% and 6% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, due to higher Acetate Products volumes and pricing, offset slightly by lower Nutrinova volumes. Acetate Products volumes for the three months ended June 30, 2012 increased primarily due to the production interruption that occurred during the three months ended March 31, 2012 pushing volumes into the three months ended June 30, 2012, creating abnormal year over year results. Pricing increased across all regions for Acetate Products reflecting the higher wood pulp and energy costs during the three and six months ended June 30, 2012 compared to the same periods in 2011. Higher pricing for Nutrinova products offset lower volumes and partially offset unfavorable currency impacts from the weak Euro during the three and six months ended June 30, 2012. Nutrinova pricing increased primarily due to stronger demand in response to unplanned industry capacity constraints in China.
Operating profit changed $27 million and $12 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 as higher Acetate Products' volumes and pricing more than offset higher raw material and energy costs of $9 million and $16 million, respectively. During the three months ended June 30, 2012, operating profit was also favorably impacted by insurance recoveries of $6 million related to the 2010 production outage at our Narrows, Virginia Acetate Products facility. This amount was offset by a charge by our captive insurance companies included in the Other Activities segment.
Depreciation and amortization decreased $5 million for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to the reduction of accelerated depreciation related to the planned closure of our acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom.

Our Chinese Acetate ventures pay a dividend in the second quarter of each fiscal year based on the ventures' performance for the preceding year. During the three months ended June 30, 2012 and 2011, we received cash dividends of $83 million and $78 million, respectively, from our Chinese Acetate ventures.
Industrial Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	327	329	(2)	636	619	17
Net sales variance
Volume	5%			5%
Price	(1)%			1%
Currency	(5)%			(3)%
Other	—%			—%
Other (charges) gains, net	—	—	—	—	—	—
Operating profit (loss)	34	28	6	53	53	—
Operating margin	10.4%	8.5%		8.3%	8.6%
Earnings (loss) from continuing operations before tax	34	28	6	53	53	—
Depreciation and amortization	13	12	1	28	22	6
Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. Our Emulsions business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our emulsions products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, BriteCoatTM, TufCORTM and AvicorTM. On January 3, 2012, we completed the acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, which will support the strategic growth of our Emulsions business. EVA Performance Polymers is a leading North American manufacturer of a full range of low-density polyethylene and specialty EVA resins and compounds. Sold under the Ateva® and VitalDoseTM brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.
Net sales changed $(2) million and $17 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Volumes were up for both Emulsions and EVA Performance Polymers products compared to 2011. Volumes for Emulsions products increased 4% and 5% for the three and six months ended June 30, 2012, respectively, compared to prior year periods, primarily due to strong demand in North America and Asia Pacific, including sales of our recently acquired product lines, Vinac® and Flexbond®, our recent China Emulsions facility expansion and sales of innovative applications, partially offset by lower demand in the European region due to the weak economy. EVA Performance Polymers products volumes increased 7% and 4% for the three and six months ended June 30, 2012, respectively, compared to prior year periods, primarily for sales in medical products applications. Higher Emulsions product pricing was offset by unfavorable foreign currency impacts, primarily due to the stronger dollar against the Euro and the Renminbi, while lower pricing for EVA Performance Polymers products, other than medical related products, reflect a weaker demand in North America, slower Asia sales and a decline in photovoltaic end-use demand.
Operating profit changed $6 million, a 21% increase, for the three months ended June 30, 2012 compared to the same period in 2011 due to higher volumes and lower raw material costs, primarily ethylene and vinyl acetate monomer ("VAM"). Operating profit remained flat for the six months ended June 30, 2012 compared to 2011.
Depreciation and amortization increased $6 million for the six months ended June 30, 2012 due to accelerated depreciation related to efficiency initiatives at our EVA Performance Polymers production facility in Edmonton, Alberta, Canada, as well as increased amortization in Emulsions related to the Ashland Inc. acquisition intangibles and increased depreciation related to the China capacity expansion.

Acetyl Intermediates

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	821	914	(93)	1,673	1,727	(54)
Net sales variance
Volume	4%			6%
Price	(10)%			(7)%
Currency	(4)%			(2)%
Other	—%			—%
Other (charges) gains, net	1	2	(1)	1	20	(19)
Operating profit (loss)	77	152	(75)	137	264	(127)
Operating margin	9.4%	16.6%		8.2%	15.3%
Equity in net earnings (loss) of affiliates	2	1	1	3	3	—
Earnings (loss) from continuing operations before tax	79	154	(75)	140	268	(128)
Depreciation and amortization	19	25	(6)	39	50	(11)
Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
Acetyl Intermediates’ net sales changed $(93) million and $(54) million during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily as a result of lower prices and unfavorable currency impacts, partially offset by higher downstream product volumes. Volumes increased during the three and six months ended June 30, 2012, mainly due to higher VAM demand. Lower net sales during the three months ended June 30, 2012 compared to the same period in 2011 reflect higher pricing as a result of planned and unplanned production outages across the industry that contributed to higher 2011 net sales. Similar outages have not occurred through the six months ended June 30, 2012. Acetic acid pricing also has declined in 2012 as compared to 2011 as a result of unfavorable economic conditions in Europe and Asia. Lower raw material costs during the three months ended June 30, 2012 have also contributed to price declines across most product lines.
We do not believe current economic conditions are reflective of the value of our acetyl products or those of certain feedstocks. As a result, we took action beginning in the three months ended March 31, 2012 and temporarily idled our 600,000 ton per year Singapore acetic acid plant. We continue to assess the status of our acetic acid plant in Singapore based on economic conditions.
Operating profit changed by $(75) million and $(127) million during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease in operating profit is primarily due to lower prices. During the three months ended June 30, 2012 the negative pricing impact was partially offset by lower raw material costs, with ethylene prices dropping approximately 8%(a). During the six months ended June 30, 2012, the decrease in operating profit compared to 2011 reflected both lower pricing and higher raw material costs. During the six months ended June 30, 2012, the volatility of average industry prices for ethylene resulted in higher raw material costs, with average industry ethylene prices increasing approximately 6%(a) but declining in June 2012. We expect the continued decline in ethylene prices to have an impact on future results. Unfavorable foreign currency translation effects caused a 14% and 10% decline in operating profit for the three and six months ended June 30, 2012, respectively, primarily due to the weaker Euro.

Other gains changed by $(1) million and $(19) million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, impacting operating profit. For the six months ended June 30, 2011, we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier and $4 million for the resolution of commercial disputes. In 2012 no such settlements occurred. Depreciation and amortization for the six months ended June 30, 2012 decreased by $11 million mainly due to certain customer-related intangibles being fully amortized in 2011.
___________________________
(a) Based on average industry prices per IHS Chemical Price database.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing and our captive insurance companies.
The operating loss for Other Activities remained relatively stable for the three and six months ended June 30, 2012 compared to the same period in 2011. Selling, general and administrative expenses were lower by $11 million and $7 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to a decrease in costs associated with business optimization initiatives, executive compensation and other productivity spending reduction. Offsetting the lower selling, general and administrative expenses were higher other charges, consisting primarily of insurance retention costs from our captive insurance companies as a result of the production outage at our Narrows, Virginia Acetate Products facility in 2010. These charges are offset in our Consumer Specialties segment.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2012 we have $154 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
In July 2012, we completed construction of a technology development unit for ethanol production at our facility in Clear Lake, Texas. We also completed construction of a new research and development facility at our Clear Lake site to continue the advancement of our acetyl and TCX® technologies.
In June 2012, we announced our intent to build a new 1.3 million ton per year methanol plant in Clear Lake, Texas. The unit is expected to start up in July 2015. We are currently evaluating various strategic alternatives that would allow us to share the off-take and minimize the capital expenditures of this planned facility.
In January 2011, we signed letters of intent to construct and operate one, and possibly two industrial ethanol production facilities in China. The sites selected were Nanjing, China at the Nanjing Chemical Industrial Park, and Zhuhai, China at the Gaolan Port Economic Zone. We expect to begin industrial ethanol production within 30 months following project approvals with anticipated initial nameplate capacity of 400,000 tons per year per unit and an initial investment of approximately $300 million per unit. In June 2011, we announced our plans to accelerate our entry into the industrial ethanol business six to 12 months by modifying and enhancing our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX® advanced technology. In March 2012, we announced we had received key government approvals necessary to proceed with our plans to modify and enhance our Nanjing facility and that we expect a 30-40% increase in the ethanol unit's total capacity above the previously announced 200,000 tons per year with no increase in the capital investment for the modification and enhancement. The unit is expected to startup in mid-2013.
In April 2010, we announced that, through our strategic affiliate Ibn Sina, we will construct a 50,000 ton POM production facility in Saudi Arabia. Our pro rata share of invested capital in the POM expansion is expected to total approximately $165 million over a four year period which began in late 2010.

As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT") regulations discussed in Item 1A. Risk Factors in our 2011 Form 10-K, we preliminarily estimate our costs in the US to exceed $150 million in total over the next four years, depending on the timing and requirements of the final rule.
In addition to exit-related costs associated with the closure of the Spondon, Derby, United Kingdom acetate flake and tow manufacturing operations, we expect to incur capital expenditures in certain capacity and efficiency improvements, principally at our Lanaken, Belgium facility, to optimize our global production network.
Total Company cash outflows for capital expenditures, including the specific projects above, are expected to be in the range of $325 million to $350 million in 2012, excluding amounts related to the relocation of our Ticona plant in Kelsterbach and capacity expansion in Europe. Per the terms of our agreement with the Frankfurt, Germany Airport, we ceased POM operations at our Kelsterbach, Germany facility prior to July 31, 2011 and in September 2011 announced the opening of our new POM production facility in Frankfurt Hoechst Industrial Park, Germany. We expect related cash outflows for capital expenditures related to the continued expansion of the new POM production facility in 2012 to be approximately €43 million.
In December 2009, we announced plans with China National Tobacco Corporation to expand the acetate flake and tow capacity at the venture’s Nantong facility and in 2010 we received formal approval to expand flake and tow capacities, each by 30,000 tons. Our Chinese Acetate ventures fund their operations using operating cash flow. During 2011 and 2010, we made contributions related to the capacity expansion in Nantong of $8 million and $12 million, respectively. We contributed an additional $9 million to the Nantong expansion during the six months ended June 30, 2012.
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
Cash Flows
Cash and cash equivalents increased $118 million to $800 million as of June 30, 2012 as compared to December 31, 2011. As of June 30, 2012, $618 million of the $800 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.

•	Net Cash Provided by Operating Activities
Cash flow provided by operations increased $86 million for the six months ended June 30, 2012 as compared to the same period in 2011, with cash inflows increasing from $316 million to $402 million. Cash flow provided by operations was positively impacted by the increase in earnings from continuing operations, an increase in dividends received from investments in affiliates, partially offset by the change in trade working capital. Trade working capital was primarily impacted by an increase in trade receivables and inventories, partially offset by an increase in trade payables. Trade receivables increased primarily due to the timing of net sales. Inventories increased primarily due to increases in production and inventory build-up for upcoming turnarounds. Trade payables increased primarily due to increases in production and expenditures on capital projects. The increase in cash provided by operations was also impacted by higher pension contributions made during the six months ended June 30, 2012 as compared to the same period in 2011. Employer pension and other postretirement benefit contributions were $108 million during the six months ended June 30, 2012 compared to $68 million for the same period in 2011.

•	Net Cash Used in Investing Activities
Net cash used in investing activities increased $150 million for the six months ended June 30, 2012 as compared to the same period in 2011, with cash outflows increasing from $133 million to $283 million. During the six months ended June 30, 2011, we received $158 million from the Frankfurt, Germany Airport related to the relocation of our Kelsterbach, Germany Ticona operations. No such proceeds were received in 2012.

•	Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities changed by $202 million to a cash inflow of $4 million from a cash outflow of $198 million for the six months ended June 30, 2012 and 2011, respectively. The change in cash provided by (used in) financing activities is primarily related to $143 million of lower net repayments of short-term borrowings and long-term debt and $38 million of higher proceeds from stock option exercises when compared to the same period in 2011.
Debt and Other Obligations

•	Senior Notes
In September 2010, Celanese US completed the private placement of 600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the "6.625% Notes") under an indenture dated September 24, 2010 (the "Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act of 1933, as amended (the "Securities Act"). Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year which commenced on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a "make-whole" premium as specified in the Indenture. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the "Subsidiary Guarantors").
The Indenture contains covenants, including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
Additionally, in May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the "5.875% Notes") in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the "First Supplemental Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year which commenced on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a "make-whole" premium as specified in the First Supplemental Indenture. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
The First Supplemental Indenture contains covenants, including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

•	Senior Credit Facilities
In September 2010, we entered into an amendment agreement with the lenders under our existing senior secured credit facilities in order to amend and restate the corresponding credit agreement, dated as of April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the amendment agreement, the "Amended Credit Agreement"). Our Amended Credit Agreement consists of the Term C loan facility due 2016, the Term B loan facility due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
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
June 30, 2012
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
Our amended first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of June 30, 2012
	Maximum	Estimate	Estimate, If Fully Drawn	Borrowing Capacity
	(unaudited)
				(In $ millions)
First Lien Senior Secured Leverage Ratios	3.90 to 1.00	1.08 to 1.00	1.53 to 1.00	600
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
We are in compliance with all of the covenants related to our debt agreements as of June 30, 2012.
Share Capital
Our Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A Common Stock, par value $0.0001 per share ("Common Stock") unless the Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by our Amended Credit Agreement, the 6.625% Notes and the 5.875% Notes.
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

Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(unaudited)
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of June 30, 2012	629
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Six Months Ended		Total From February 2008 Through
	June 30,
	2012	2011	June 30, 2012
	(unaudited)
Shares repurchased	636,710	273,753	12,719,518
Average purchase price per share	$45.09	$47.54	$38.13
Amount spent on repurchased shares (in millions)	$28	$13	$485
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
Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited interim consolidated financial statements in conformity with US Generally Accepted Accounting Principles ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2012, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 11 and Note 17 in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2011 Form 10-K other than those disclosed in Notes 11 and 17 in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2011 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
(unaudited)
April 1-30, 2012	71,712	(1)	$46.60	67,055	$149,000,000
May 1-31, 2012	57,574		$43.24	57,574	$147,000,000
June 1-30, 2012	67,180		$36.92	67,180	$144,000,000
Total	196,466			191,809
______________________________

(1)	Includes 4,657 shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

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

10.1‡
Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, April 19, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2012).

10.2*‡	Form of Nonqualified Stock Option Award Agreement for Chief Executive Officer.

10.3*‡	Form of Time-Vesting Restricted Stock Award Agreement for Chief Executive Officer.

10.4*‡	Form of Performance-Vesting Restricted Stock Unit Award Agreement for Chief Executive Officer.

10.5*‡	Form of 2012 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements.

10.6*‡
Form of Amendment to 2010 and 2011 Nonqualified Stock Option Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements.

10.7*‡
Form of Amendment to 2010 and 2011 Time-Vesting Restricted Stock Unit Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements.

10.8*‡
Form of Amendment to 2010 and 2011 Performance-Vesting Restricted Stock Unit Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements.

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
Date: July 25, 2012

By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Senior Vice President and
Chief Financial Officer
Date: July 25, 2012