Form 10-Q
period 2012-09-30
Celanese Corp
filed 2012-10-23
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of October 18, 2012 was 159,532,052.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended September 30, 2012

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In $ millions, except share and per share data)
Net sales	1,609	1,807	4,917	5,149
Cost of sales	(1,285)	(1,406)	(3,992)	(3,987)
Gross profit	324	401	925	1,162
Selling, general and administrative expenses	(121)	(140)	(379)	(408)
Amortization of intangible assets	(12)	(17)	(38)	(50)
Research and development expenses	(24)	(24)	(76)	(72)
Other (charges) gains, net	2	(24)	(1)	(39)
Foreign exchange gain (loss), net	(4)	1	(4)	1
Gain (loss) on disposition of businesses and assets, net	(2)	(1)	(2)	(1)
Operating profit (loss)	163	196	425	593
Equity in net earnings (loss) of affiliates	50	57	163	146
Interest expense	(44)	(54)	(134)	(166)
Refinancing expense	—	—	—	(3)
Interest income	—	1	1	2
Dividend income - cost investments	1	1	85	80
Other income (expense), net	3	—	4	9
Earnings (loss) from continuing operations before tax	173	201	544	661
Income tax (provision) benefit	(54)	(34)	(32)	(151)
Earnings (loss) from continuing operations	119	167	512	510
Earnings (loss) from operation of discontinued operations	(3)	—	(3)	3
Gain (loss) on disposition of discontinued operations	—	—	—	—
Income tax (provision) benefit from discontinued operations	1	—	1	(1)
Earnings (loss) from discontinued operations	(2)	—	(2)	2
Net earnings (loss)	117	167	510	512
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	117	167	510	512
Cumulative preferred stock dividends	—	—	—	—
Net earnings (loss) available to common stockholders	117	167	510	512
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	119	167	512	510
Earnings (loss) from discontinued operations	(2)	—	(2)	2
Net earnings (loss)	117	167	510	512
Earnings (loss) per common share - basic
Continuing operations	0.75	1.07	3.24	3.27
Discontinued operations	(0.01)	—	(0.01)	0.01
Net earnings (loss) - basic	0.74	1.07	3.23	3.28
Earnings (loss) per common share - diluted
Continuing operations	0.74	1.05	3.21	3.21
Discontinued operations	(0.01)	—	(0.01)	0.01
Net earnings (loss) - diluted	0.73	1.05	3.20	3.22
Weighted average shares - basic	159,123,808	156,194,459	157,936,063	156,147,982
Weighted average shares - diluted	160,094,904	159,018,839	159,644,166	158,965,811

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In $ millions)
Net earnings (loss)	117	167	510	512
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—
Foreign currency translation	28	(69)	4	18
Unrealized gain (loss) on interest rate swaps	(2)	5	(1)	14
Pension and postretirement benefits	10	4	25	12
Total other comprehensive income (loss), net of tax	36	(60)	28	44
Total comprehensive income (loss), net of tax	153	107	538	556
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	153	107	538	556

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	928	682
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2012: $9; 2011: $9)	932	871
Non-trade receivables, net	188	235
Inventories	711	712
Deferred income taxes	106	104
Marketable securities, at fair value	56	64
Other assets	47	35
Total current assets	2,968	2,703
Investments in affiliates	775	824
Property, plant and equipment (net of accumulated depreciation - 2012: $1,454; 2011: $1,316)	3,295	3,269
Deferred income taxes	539	421
Other assets	446	344
Goodwill	768	760
Intangible assets, net	174	197
Total assets	8,965	8,518
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	141	144
Trade payables - third party and affiliates	685	673
Other liabilities	507	539
Deferred income taxes	19	17
Income taxes payable	43	12
Total current liabilities	1,395	1,385
Long-term debt	2,839	2,873
Deferred income taxes	131	92
Uncertain tax positions	189	182
Benefit obligations	1,354	1,492
Other liabilities	1,142	1,153
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2012 and 2011: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2012: 183,002,903 issued and 159,228,221 outstanding; 2011: 179,385,105 issued and 156,463,811 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2012 and 2011: 0 issued and outstanding)	—	—
Treasury stock, at cost (2012: 23,774,682 shares; 2011: 22,921,294 shares)	(897)	(860)
Additional paid-in capital	731	627
Retained earnings	2,903	2,424
Accumulated other comprehensive income (loss), net	(822)	(850)
Total Celanese Corporation stockholders’ equity	1,915	1,341
Noncontrolling interests	—	—
Total equity	1,915	1,341
Total liabilities and equity	8,965	8,518

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Nine Months Ended
	September 30, 2012
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	156,463,811	—
Stock option exercises	3,515,105	—
Purchases of treasury stock	(853,388)	—
Stock awards	102,693	—
Balance as of the end of the period	159,228,221	—
Treasury Stock
Balance as of the beginning of the period	22,921,294	(860)
Purchases of treasury stock, including related fees	853,388	(37)
Balance as of the end of the period	23,774,682	(897)
Additional Paid-In Capital
Balance as of the beginning of the period		627
Stock-based compensation, net of tax		15
Stock option exercises, net of tax		89
Balance as of the end of the period		731
Retained Earnings
Balance as of the beginning of the period		2,424
Net earnings (loss) attributable to Celanese Corporation		510
Series A common stock dividends		(31)
Balance as of the end of the period		2,903
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(850)
Other comprehensive income (loss)		28
Balance as of the end of the period		(822)
Total Celanese Corporation stockholders’ equity		1,915
Noncontrolling Interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		—
Balance as of the end of the period		—
Total equity		1,915

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(In $ millions)
Operating Activities
Net earnings (loss)	510	512
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(13)	(8)
Depreciation, amortization and accretion	236	231
Deferred income taxes, net	(96)	7
(Gain) loss on disposition of businesses and assets, net	2	—
Refinancing expense	—	3
Other, net	85	49
Operating cash provided by (used in) discontinued operations	—	(9)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(62)	(175)
Inventories	1	(167)
Other assets	15	3
Trade payables - third party and affiliates	58	77
Other liabilities	(75)	(42)
Net cash provided by (used in) operating activities	661	481
Investing Activities
Capital expenditures on property, plant and equipment	(270)	(241)
Acquisitions, net of cash acquired	(23)	(8)
Proceeds from sale of businesses and assets, net	1	6
Deferred proceeds from Kelsterbach plant relocation	—	158
Capital expenditures related to Kelsterbach plant relocation	(43)	(174)
Other, net	(62)	(37)
Net cash provided by (used in) investing activities	(397)	(296)
Financing Activities
Short-term borrowings (repayments), net	(7)	(20)
Proceeds from long-term debt	—	411
Repayments of long-term debt	(32)	(562)
Refinancing costs	—	(8)
Purchases of treasury stock, including related fees	(37)	(28)
Stock option exercises	58	19
Series A common stock dividends	(31)	(25)
Preferred stock dividends	—	—
Other, net	28	(11)
Net cash provided by (used in) financing activities	(21)	(224)
Exchange rate effects on cash and cash equivalents	3	3
Net increase (decrease) in cash and cash equivalents	246	(36)
Cash and cash equivalents as of beginning of period	682	740
Cash and cash equivalents as of end of period	928	704

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 contained in this Quarterly Report on Form 10-Q ("Quarterly Report") were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year.
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

2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to FASB Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). The update provides an entity with the option first to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The ASU is effective for the Company for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The Company did not early adopt the provisions of this ASU; however, the Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.
3. Acquisitions, Dispositions, Ventures and Plant Closures
Acquisitions
On January 3, 2012, the Company completed the acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, to support the strategic growth of the Company's Emulsions business (Note 6). In February 2011, the Company acquired a business primarily consisting of emulsions process technology from Crown Paints Limited. Both of the acquired operations are included in the Industrial Specialties segment. Pro forma financial information since the respective acquisition dates has not been provided as the acquisitions did not have a material impact on the Company’s financial information.
The Company allocated the purchase price of the acquisitions to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered Level 3 measurements under FASB ASC Topic 820, Fair Value Measurement ("FASB ASC Topic 820"). The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company, with the assistance of third-party valuation consultants, calculated the fair value of the intangible assets acquired to allocate the purchase price at the respective acquisition date.
Plant Closures
• Spondon, Derby, United Kingdom
In August 2010, the Company announced it would consolidate its global acetate manufacturing capabilities by closing its acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom. The Company expects to serve its acetate customers under this proposal by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company's acetate affiliate facilities in China. The Company expects the closure of the acetate flake and tow manufacturing operations in Spondon, Derby, United Kingdom to occur during the three months ending December 31, 2012. The Spondon, Derby, United Kingdom operations are included in the Consumer Specialties segment.

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
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions)
Mutual Funds
Amortized cost	56	64
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	56	64
See Note 16, Fair Value Measurements, for additional information regarding the fair value of the Company's marketable securities.
5. Inventories

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions)
Finished goods	511	511
Work-in-process	40	38
Raw materials and supplies	160	163
Total	711	712
6. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2011
Goodwill	294	246	35	185	760
Accumulated impairment losses	—	—	—	—	—
Net book value	294	246	35	185	760
Acquisitions (Note 3)	—	—	7	—	7
Exchange rate changes	—	1	—	—	1
As of September 30, 2012
Goodwill	294	247	42	185	768
Accumulated impairment losses	—	—	—	—	—
Net book value	294	247	42	185	768
The Company assesses the recoverability of the carrying value of its reporting unit goodwill annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment test, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2012.

Intangible Assets, Net
Finite-lived intangibles are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2011	32	513	27	22	594
Acquisitions (Note 3)	—	4	3	6	13	(1)
Exchange rate changes	—	—	—	—	—
As of September 30, 2012	32	517	30	28	607
Accumulated Amortization
As of December 31, 2011	(13)	(433)	(14)	(18)	(478)
Amortization	(2)	(30)	(2)	(4)	(38)
Exchange rate changes	—	—	—	—	—
As of September 30, 2012	(15)	(463)	(16)	(22)	(516)
Net book value	17	54	14	6	91
______________________________

(1)	Weighted average amortization period of intangible assets acquired was 6 years.
Indefinite-lived intangibles are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2011	81
Acquisitions (Note 3)	2
Exchange rate changes	—
As of September 30, 2012	83
The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization expense is recorded on these intangible assets. For the nine months ended September 30, 2012, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2013	32
2014	21
2015	10
2016	7
2017	6
The Company assesses the recoverability of the carrying value of its indefinite-lived intangible assets annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment test, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2012.

7. Current Other Liabilities

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions)
Salaries and benefits	85	101
Environmental (Note 11)	19	25
Restructuring (Note 13)	37	44
Insurance	17	19
Asset retirement obligations	39	22
Derivatives (Note 15)	19	26
Current portion of benefit obligations	47	47
Interest	41	25
Sales and use tax/foreign withholding tax payable	23	16
Uncertain tax positions	64	70
Other	116	144
Total	507	539
8. Noncurrent Other Liabilities

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions)
Environmental (Note 11)	83	71
Insurance	59	64
Deferred revenue	36	40
Deferred proceeds(1)	891	892
Asset retirement obligations	28	42
Derivatives (Note 15)	12	13
Income taxes payable	3	2
Other	30	29
Total	1,142	1,153
______________________________

(1)
Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to cease operations and sell its Kelsterbach, Germany manufacturing site, included in the Advanced Engineered Materials segment (Note 20). Such proceeds will be deferred until the transfer of title to the Frankfurt, Germany Airport.

9. Debt

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-term Debt - Third Party and Affiliates
Current installments of long-term debt	42	38
Short-term borrowings, including amounts due to affiliates	99	106
Total	141	144
The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates, was 4.4% as of September 30, 2012 compared to 4.3% as of December 31, 2011.

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C loan due 2016	1,375	1,386
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	182	182
Obligations under capital leases due at various dates through 2054	237	248
Other bank obligations, interest rates ranging from 6.2% to 6.3%, due at various dates through 2017	87	95
Subtotal	2,881	2,911
Current installments of long-term debt	(42)	(38)
Total	2,839	2,873
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
The estimated net leverage ratio and margin are as follows:

	As of September 30, 2012
	Estimated Total Net Leverage Ratio	Estimated Margin
Credit-linked revolving facility	1.50	1.50%
Term C	1.50	2.75%
The margin on each facility may increase or decrease 0.25% based on the following:

Credit-Linked Revolving Facility		Term C Loan Facility
Total Net Leverage Ratio	Margin over LIBOR or EURIBOR	Total Net Leverage Ratio	Margin over LIBOR or EURIBOR
< = 2.25	1.50%	< = 1.75	2.75%
> 2.25	1.75%	> 1.75 and < = 2.25	3.00%
		> 2.25	3.25%
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
The Company’s first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of September 30, 2012
	First Lien Senior Secured Leverage Ratio
			Estimate, if Fully	Borrowing
	Maximum	Estimate	Drawn	Capacity
				(In $ millions)
Revolving credit facility	3.90	1.15	1.63	600

The balances available for borrowing are as follows:

As of
September 30, 2012
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Letters of credit issued	70
Available for borrowing	158
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
The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2012.
10. Benefit Obligations
The components of net periodic benefit costs are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In $ millions)				(In $ millions)
Service cost	7	7	—	—	21	21	1	1
Interest cost	42	45	3	3	127	136	9	9
Expected return on plan assets	(51)	(50)	—	—	(154)	(151)	—	—
Recognized actuarial (gain) loss	14	7	—	(1)	43	22	(1)	(2)
Prior service credit	—	1	—	—	1	1	—	—
Curtailment (gain) loss	—	—	—	—	—	(1)	—	—
Total	12	10	3	2	38	28	9	8
Commitments to fund benefit obligations during 2012 are as follows:

	As of
	September 30, 2012	Expected for 2012
	(In $ millions)
Cash contributions to defined benefit pension plans(1)	119	144
Benefit payments to nonqualified pension plans	17	21
Benefit payments to other postretirement benefit plans	18	25
______________________________

(1)	Includes $15 million of discretionary contributions as of September 30, 2012 and $15 million of expected discretionary contributions.

The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $4 million for the nine months ended September 30, 2012.
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
The components of environmental remediation reserves are as follows:

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions)
Demerger obligations (Note 17)	34	34
Divestiture obligations (Note 17)	22	24
Active sites	28	20
US Superfund sites	15	14
Other environmental remediation reserves	3	4
Total	102	96
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
Treasury Stock
The Company’s Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of September 30, 2012	629
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The share repurchase activity pursuant to this authorization is as follows:

	Nine Months Ended		Total From February 2008 Through
	September 30,
	2012	2011	September 30, 2012
Shares repurchased	853,388	591,356	12,936,196
Average purchase price per share	$43.19	$47.37	$38.12
Amount spent on repurchased shares (in millions)	$37	$28	$493
The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.

Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	28	—	28	(69)	—	(69)
Unrealized gain (loss) on interest rate swaps	(2)	—	(2)	7	(2)	5
Pension and postretirement benefits	15	(5)	10	6	(2)	4
Total	41	(5)	36	(56)	(4)	(60)

	Nine Months Ended September 30,
	2012			2011
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	4	—	4	18	—	18
Unrealized gain (loss) on interest rate swaps	(1)	—	(1)	22	(8)	14
Pension and postretirement benefits	41	(16)	25	19	(7)	12
Total	44	(16)	28	59	(15)	44
Adjustments to Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Pension and Postretire- ment Benefits	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2011	(1)	(28)	(57)	(764)	(850)
Current period change	—	4	(1)	41	44
Income tax (provision) benefit	—	—	—	(16)	(16)
As of September 30, 2012	(1)	(24)	(58)	(739)	(822)
13. Other (Charges) Gains, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In $ millions)
Employee termination benefits	(1)	(5)	(2)	(18)
Kelsterbach plant relocation (Note 20)	(3)	(14)	(5)	(43)
Plumbing actions (Note 17)	4	2	4	6
Commercial disputes	2	(7)	2	15
Other	—	—	—	1
Total	2	(24)	(1)	(39)
2012
No significant Other (charges) gains, net were incurred during the nine months ended September 30, 2012.

2011
As a result of the Company's Pardies, France Project of Closure and the planned closure of the Company's Spondon, Derby, United Kingdom facility (Note 3), the Company recorded $4 million and $3 million, respectively, of employee termination benefits during the nine months ended September 30, 2011. Additionally, the Company recorded $5 million of employee termination benefits during the nine months ended September 30, 2011 related to the relocation of the Company's polyacetal ("POM") operations located in Kelsterbach, Germany (Note 20).
During the nine months ended September 30, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier (Note 17). In addition, the Company also recovered an additional $4 million from the settlement of an unrelated commercial dispute. These commercial dispute resolutions are included in the Acetyl Intermediates segment.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2011	8	18	—	5	11	42
Additions	—	4	—	—	—	4
Cash payments	(2)	(1)	—	(3)	(3)	(9)
Other changes	—	—	—	—	(2)	(2)
Exchange rate changes	—	1	—	—	—	1
As of September 30, 2012	6	22	—	2	6	36
Plant/Office Closures
As of December 31, 2011	—	—	—	1	1	2
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	—	—	—	—	—	—
As of September 30, 2012	—	—	—	1	—	1
Total	6	22	—	3	6	37
14. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Effective income tax rate	31%	17%	6%	23%
For the three months ended September 30, 2012, the higher effective tax rate is primarily due to changes in uncertain tax positions and increases in losses in jurisdictions not providing tax benefits. The lower effective rate for the nine months ended September 30, 2012 is primarily due to foreign tax credit carryforwards partially offset by deferred tax charges related to changes in assessment regarding permanent reinvestment of certain foreign earnings.
During the three months ended March 31, 2012, the Company determined that it was beneficial to amend certain prior year income tax returns to recognize the benefit of available foreign tax credit carryforwards. As a result, the Company recognized a tax benefit of $142 million. The available foreign tax credits are subject to a ten year carryforward period and expire beginning 2014 through 2021. The Company expects to fully utilize the credits within the prescribed carryforward period.
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

As of September 30, 2012
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

Gross notional values of the foreign currency forwards and swaps are as follows:

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions)
Total	858	896

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
In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the unaudited interim consolidated statements of operations. The Company recognized no gain or loss from these types of contracts during nine months ended September 30, 2012 and 2011. As of September 30, 2012, the Company did not have any open financial derivative contracts for commodities.

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	(6)	(4)	(1)	(9)	(2)	(15)	(1)
Derivatives Not Designated as Hedges
Interest rate swaps	—	—	(3)	—		1	(3)
Foreign currency forwards and swaps	—	(13)	(4)	—		17	(4)
Total	(6)	(17)		(9)		3
______________________________

(1)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(2)	Amount excludes $2 million of gains associated with the Company's equity method investments' derivative activity and $2 million of tax expense recognized in Other comprehensive income (loss).

(3)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(4)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	(12)	(11)	(1)	(26)	(2)	(45)	(1)
Derivatives Not Designated as Hedges
Interest rate swaps	—	—	(3)	—		(2)	(3)
Foreign currency forwards and swaps	—	—	(4)	—		2	(4)
Total	(12)	(11)		(26)		(45)
______________________________

(1)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(2)	Amount excludes $1 million of gains associated with the Company's equity method investments' derivative activity and $8 million of tax expense recognized in Other comprehensive income (loss).

(3)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(4)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.
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
The three levels of inputs are defined as follows:
Level 1 - unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company
Level 2 - inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 - inputs that are unobservable in the marketplace and significant to the valuation
The Company’s financial assets and liabilities are measured at fair value on a recurring basis and include securities available for sale and derivative financial instruments. Securities available for sale include mutual funds. Derivative financial instruments include interest rate swaps and foreign currency forwards and swaps.
Marketable Securities. Where possible, the Company utilizes quoted prices in active markets to measure equity securities; such items are classified as Level 1 in the hierarchy and include mutual funds. Mutual funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.
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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In $ millions)
Mutual funds	Marketable securities, at fair value	56	—	56
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current other assets	—	1	1
Total assets as of September 30, 2012		56	1	57
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current other liabilities	—	(15)	(15)
Interest rate swaps	Noncurrent other liabilities	—	(12)	(12)
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current other liabilities	—	(4)	(4)
Total liabilities as of September 30, 2012		—	(31)	(31)

Mutual funds	Marketable securities, at fair value	64	—	64
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current other assets	—	9	9
Total assets as of December 31, 2011		64	9	73
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current other liabilities	—	(21)	(21)
Interest rate swaps	Noncurrent other liabilities	—	(13)	(13)
Derivatives Not Designated as Hedges
Interest rate swaps	Current other liabilities	—	(2)	(2)
Foreign currency forwards and swaps	Current other liabilities	—	(3)	(3)
Total liabilities as of December 31, 2011		—	(39)	(39)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement Using
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In $ millions)
As of September 30, 2012
Cost investments	155	—	—	—
Insurance contracts in nonqualified trusts	66	66	—	66
Long-term debt, including current installments of long-term debt	2,881	2,749	237	2,986
As of December 31, 2011
Cost investments	147	—	—	—
Insurance contracts in nonqualified trusts	69	69	—	69
Long-term debt, including current installments of long-term debt	2,911	2,719	248	2,967
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
As of September 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.
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
Plumbing Actions
CNA Holdings LLC ("CNA Holdings"), a US subsidiary of the Company, which included the US business now in the Advanced Engineered Materials segment, along with Shell Oil Company ("Shell"), E.I. DuPont de Nemours and Company ("DuPont") and others, has been a defendant in a series of lawsuits, including a number of class actions, alleging that plastic resins manufactured by these companies that were utilized by others in the production of plumbing systems for residential property were defective for this use and/or contributed to the failure of such plumbing. Based on, among other things, the findings of outside experts and the successful use of the Company's acetal copolymer in similar applications, CNA Holdings does not believe the Company's acetal copolymer was defective for this use or contributed to the failure of the plumbing. In addition, in many cases CNA Holdings' potential future exposure may be limited by, among other things, statutes of limitations and repose.
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
As of September 30, 2012, the class actions in Canada are subject to a pending class settlement that would result in a dismissal of those cases. The Company does not believe the Possible Loss associated with the remaining matters is material. Accordingly, the Company has determined to reduce the reserves based on the expiration of the time to file and the resolution of certain claims under the Canada class and no significant active claims outside of Canada. The Company recorded recoveries and reductions in legal reserves related to plumbing actions to Other (charges) gains, net (Note 13) in the unaudited interim consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In $ millions)
Recoveries	—	—	—	2
Legal reserve reductions	4	2	4	4
Total	4	2	4	6
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
Commercial Actions
In April 2007, Southern Chemical Corporation ("Southern") filed a petition in the 190th Judicial District Court of Harris County, Texas styled Southern Chemical Corporation v. Celanese Ltd. (Cause No. 2007-25490), seeking declaratory judgment relating to the terms of a multi-year methanol supply contract. The trial court granted the Company's motion for summary judgment in March 2008 dismissing Southern's claims. In September 2009, the intermediate Texas appellate court reversed the trial court decision and remanded the case to the trial court. The Texas Supreme Court subsequently declined both parties' requests that it hear the case. On August 15, 2010, Southern filed a second amended petition adding a claim for breach of contract and seeking equitable damages in an unspecified amount from the Company. Southern amended its complaint again in June, August and November 2011 and May 2012, adding new claims for fraud and tortious interference with a third-party contract. More specifically, Southern claimed the Company "materially misrepresented its intended use of the methanol to be supplied by Southern" and "violated the material terms of the contract and failed to correct these breaches after Southern provided notice." These alleged breaches include "selling, transferring, swapping or tolling methanol to or with entities other than the Company and to entities or operations outside the U.S. or Mexico." In the May 2012 complaint, Southern sought compensatory damages of $1.3 billion, as well as pre- and post-judgment interest, attorneys' fees and punitive damages equaling two times its actual damages. Southern also sought rescission or termination of the contract. Trial commenced on July 16, 2012, and on August 10, 2012, the jury returned a verdict of no liability and no damages with respect to all of Southern's claims against the Company. The trial court adopted the jury's verdict and entered final judgment on October 10, 2012. Southern may file a motion for new trial and/or seek appeal.
In June 2012, Linde Gas Singapore Pte Ltd ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. The Company filed its answer on August 8, 2012. The Company believes that Linde Gas' claims lack merit and that the Company has complied with the contract terms and plans to vigorously defend the matter. Based on the Company's evaluation of currently available information, the Company cannot estimate the Possible Loss, if any, for this matter as discovery has not yet commenced and Linde Gas' arbitration demand does not specify an amount of damages it is seeking.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2012 are $58 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $193 million as of September 30, 2012. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services which extend through 2034. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material costs under take-or-pay contracts as a result of not fulfilling its contractual obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2012, the Company had unconditional purchase obligations of $3.5 billion.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. The Company recorded obligations under capital leases for recovery of the capital expenditures. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities ("VIEs") as of September 30, 2012 relates primarily to early contract termination fees.
The Company's carrying value of assets and liabilities associated with its obligations to VIEs, as well as the maximum exposure to loss relating to these VIEs are as follows:

	As of	As of
	September 30, 2012	December 31, 2011
	(In $ millions)
Property, plant and equipment, net	116	119

Trade payables	37	40
Current installments of long-term debt	7	6
Long-term debt	136	137
Total	180	183

Maximum exposure to loss	282	228
The difference between the total obligations to VIEs and the maximum exposure to loss, primarily represents take-or-pay obligations for services included within the unconditional obligations discussed above.
During March 2010, the Company successfully completed an amended raw material purchase agreement with a supplier who had filed for bankruptcy. During nine months ended September 30, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against this bankrupt supplier. The consideration was recorded to Other charges (gains), net (Note 13) in the unaudited interim consolidated statements of operations.

18. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended September 30, 2012
Net sales	322	314	(1)	297	785	(1)	—	(109)	1,609
Other (charges) gains, net	1	(1)		—	1		1	—	2
Operating profit (loss)	43	70		23	62		(35)	—	163
Equity in net earnings (loss) of affiliates	45	—		—	—		5	—	50
Depreciation and amortization	29	13		13	20		3	—	78
Capital expenditures	11	14		9	47		2	—	83	(2)
	Three Months Ended September 30, 2011
Net sales	332	298	(1)	332	975	(1)	—	(130)	1,807
Other (charges) gains, net	(13)	2		—	(5)		(8)	—	(24)
Operating profit (loss)	14	66		30	128		(42)	—	196
Equity in net earnings (loss) of affiliates	52	1		—	1		3	—	57
Depreciation and amortization	27	9		12	25		4	—	77
Capital expenditures	13	24		20	39		3	—	99	(2)
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $109 million and $0 million, respectively, for the three months ended September 30, 2012 and $129 million and $1 million, respectively, for the three months ended September 30, 2011.

(2)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany (Note 20) and includes a decrease in accrued capital expenditures of $4 million and an increase of $9 million for the three months ended September 30, 2012 and 2011, respectively.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2012
Net sales	962	905	(1)	933	2,458	(1)	—	(341)	4,917
Other (charges) gains, net	(1)	2		—	2		(4)	—	(1)
Operating profit (loss)	85	184		76	199		(119)	—	425
Equity in net earnings (loss) of affiliates	143	2		—	3		15	—	163
Depreciation and amortization	84	33		41	59		10	—	227
Capital expenditures	28	48		25	122		13	—	236	(2)
	As of September 30, 2012
Goodwill and intangibles, net	374	275		67	226		—	—	942
Total assets	2,728	1,302		994	2,171		1,770	—	8,965
	Nine Months Ended September 30, 2011
Net sales	1,006	855	(1)	951	2,702	(1)	1	(366)	5,149
Other (charges) gains, net	(42)	(2)		—	15		(10)	—	(39)
Operating profit (loss)	79	168		83	392		(129)	—	593
Equity in net earnings (loss) of affiliates	125	2		—	4		15	—	146
Depreciation and amortization	68	34		34	75		10	—	221
Capital expenditures	50	59		44	79		7	—	239	(2)
	As of December 31, 2011
Goodwill and intangibles, net	391	277		54	235		—	—	957
Total assets	2,787	1,154		901	2,035		1,641	—	8,518
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $338 million and $3 million, respectively, for the nine months ended September 30, 2012 and $363 million and $3 million, respectively, for the nine months ended September 30, 2011.

(2)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany (Note 20) and includes a decrease in accrued capital expenditures of $34 million and $2 million for the nine months ended September 30, 2012 and 2011, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In $ millions, except share and per share data)
Amounts Attributable to Celanese Corporation
Earnings (loss) from continuing operations	119	167	512	510
Earnings (loss) from discontinued operations	(2)	—	(2)	2
Net earnings (loss) available to common stockholders	117	167	510	512

Weighted-average shares - basic	159,123,808	156,194,459	157,936,063	156,147,982
Dilutive stock options	292,661	1,898,195	1,054,012	1,975,911
Dilutive restricted stock units	678,435	926,185	654,091	841,918
Weighted-average shares - diluted	160,094,904	159,018,839	159,644,166	158,965,811

Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	30,032	—	15,016	60,208
Restricted stock units	92	1,008	5,328	336
Total	30,124	1,008	20,344	60,544
20. Plant Relocation
In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport ("Fraport") that required the Company to cease operations at its Kelsterbach, Germany POM site and sell the site, including land and buildings, to Fraport, resolving several years of legal disputes related to the planned Fraport expansion. Under the original agreement, Fraport agreed to pay the Company a total of €670 million. The agreement requires the Company to complete certain activities no later than December 31, 2013 at which time title to the land and buildings will transfer to Fraport. The agreement did not require the proceeds from the settlement be used to build or relocate the existing POM operations; however, based on a number of factors, the Company built a new expanded production facility in the Frankfurt Hoechst Industrial Park in the Rhine Main area in Germany.
The Company received its final payment from Fraport of €110 million during the three months ended June 30, 2011 and ceased POM operations at the Kelsterbach, Germany site prior to July 31, 2011. In September 2011, the Company announced the opening of its new POM production facility in Frankfurt Hoechst Industrial Park, Germany.
A summary of the financial statement impact associated with the Kelsterbach plant relocation is as follows:

	Nine Months Ended		Total From Inception Through
	September 30,
	2012	2011	September 30, 2012
	(In $ millions)
Deferred proceeds (1)	—	158	907
Costs expensed	5	43	111
Costs capitalized (2)	30	137	1,122
Lease buyout	—	—	22
Employee termination benefits	—	5	8
_____________________________

(1)
Included in noncurrent Other liabilities in the consolidated balance sheets. Amounts reflect the US dollar equivalent at the time of receipt. Upon transfer of title to Fraport, the deferred proceeds will be recognized in the consolidated statements of operations. Such proceeds will be reduced by assets of €38 million included in Property, plant and equipment, net and €70 million included in noncurrent Other assets in the consolidated balance sheets, to be transferred to Fraport or otherwise disposed.

(2)	Includes a decrease in accrued capital expenditures of $13 million and $37 million for the nine months ended September 30, 2012 and 2011, respectively.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	670	1,196	(257)	1,609
Cost of sales	—	—	(471)	(1,079)	265	(1,285)
Gross profit	—	—	199	117	8	324
Selling, general and administrative expenses	—	—	(41)	(80)	—	(121)
Amortization of intangible assets	—	—	(4)	(8)	—	(12)
Research and development expenses	—	—	(17)	(7)	—	(24)
Other (charges) gains, net	—	—	6	(4)	—	2
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(1)	—	(2)
Operating profit (loss)	—	—	142	13	8	163
Equity in net earnings (loss) of affiliates	116	141	44	37	(288)	50
Interest expense	—	(48)	(10)	(18)	32	(44)
Refinancing expense	—	—	—	—	—	—
Interest income	—	14	16	2	(32)	—
Dividend income - cost investments	—	—	—	1	—	1
Other income (expense), net	—	(1)	—	4	—	3
Earnings (loss) from continuing operations before tax	116	106	192	39	(280)	173
Income tax (provision) benefit	1	10	(55)	(8)	(2)	(54)
Earnings (loss) from continuing operations	117	116	137	31	(282)	119
Earnings (loss) from operation of discontinued operations	—	—	(2)	(1)	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(1)	(1)	—	(2)
Net earnings (loss)	117	116	136	30	(282)	117
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	117	116	136	30	(282)	117

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	662	1,401	(256)	1,807
Cost of sales	—	—	(491)	(1,184)	269	(1,406)
Gross profit	—	—	171	217	13	401
Selling, general and administrative expenses	—	—	(31)	(109)	—	(140)
Amortization of intangible assets	—	—	(5)	(12)	—	(17)
Research and development expenses	—	—	(16)	(8)	—	(24)
Other (charges) gains, net	—	—	(5)	(19)	—	(24)
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	—	—	(1)
Operating profit (loss)	—	—	113	70	13	196
Equity in net earnings (loss) of affiliates	167	205	70	45	(430)	57
Interest expense	—	(53)	(9)	(10)	18	(54)
Refinancing expense	—	—	—	—	—	—
Interest income	—	5	12	2	(18)	1
Dividend income - cost investments	—	—	—	1	—	1
Other income (expense), net	—	(1)	—	1	—	—
Earnings (loss) from continuing operations before tax	167	156	186	109	(417)	201
Income tax (provision) benefit	—	11	(30)	(13)	(2)	(34)
Earnings (loss) from continuing operations	167	167	156	96	(419)	167
Earnings (loss) from operation of discontinued operations	—	—	1	(1)	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	1	(1)	—	—
Net earnings (loss)	167	167	157	95	(419)	167
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	167	167	157	95	(419)	167

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,044	3,684	(811)	4,917
Cost of sales	—	—	(1,473)	(3,340)	821	(3,992)
Gross profit	—	—	571	344	10	925
Selling, general and administrative expenses	—	—	(135)	(244)	—	(379)
Amortization of intangible assets	—	—	(13)	(25)	—	(38)
Research and development expenses	—	—	(51)	(25)	—	(76)
Other (charges) gains, net	—	—	13	(8)	(6)	(1)
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(1)	—	(2)
Operating profit (loss)	—	—	384	37	4	425
Equity in net earnings (loss) of affiliates	508	577	134	128	(1,184)	163
Interest expense	—	(144)	(31)	(55)	96	(134)
Refinancing expense	—	—	—	—	—	—
Interest income	—	44	48	5	(96)	1
Dividend income - cost investments	—	—	—	85	—	85
Other income (expense), net	—	—	—	4	—	4
Earnings (loss) from continuing operations before tax	508	477	535	204	(1,180)	544
Income tax (provision) benefit	2	31	(33)	(31)	(1)	(32)
Earnings (loss) from continuing operations	510	508	502	173	(1,181)	512
Earnings (loss) from operation of discontinued operations	—	—	(2)	(1)	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(1)	(1)	—	(2)
Net earnings (loss)	510	508	501	172	(1,181)	510
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	510	508	501	172	(1,181)	510

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,937	4,012	(800)	5,149
Cost of sales	—	—	(1,399)	(3,389)	801	(3,987)
Gross profit	—	—	538	623	1	1,162
Selling, general and administrative expenses	—	—	(111)	(297)	—	(408)
Amortization of intangible assets	—	—	(14)	(36)	—	(50)
Research and development expenses	—	—	(46)	(26)	—	(72)
Other (charges) gains, net	—	—	20	(59)	—	(39)
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	—	(1)	—	(1)
Operating profit (loss)	—	—	387	205	1	593
Equity in net earnings (loss) of affiliates	511	629	125	116	(1,235)	146
Interest expense	—	(160)	(30)	(29)	53	(166)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	16	31	8	(53)	2
Dividend income - cost investments	—	—	—	80	—	80
Other income (expense), net	—	2	(1)	8	—	9
Earnings (loss) from continuing operations before tax	511	484	512	388	(1,234)	661
Income tax (provision) benefit	1	27	(123)	(56)	—	(151)
Earnings (loss) from continuing operations	512	511	389	332	(1,234)	510
Earnings (loss) from operation of discontinued operations	—	—	4	(1)	—	3
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	3	(1)	—	2
Net earnings (loss)	512	511	392	331	(1,234)	512
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	512	511	392	331	(1,234)	512

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	117	116	136	30	(282)	117
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	28	28	(5)	(1)	(22)	28
Unrealized gain (loss) on interest rate swaps	(2)	(2)	—	—	2	(2)
Pension and postretirement benefits	10	10	9	1	(20)	10
Total other comprehensive income (loss), net of tax	36	36	4	—	(40)	36
Total comprehensive income (loss), net of tax	153	152	140	30	(322)	153
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	153	152	140	30	(322)	153

	Three Months Ended September 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	167	167	157	95	(419)	167
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(69)	(69)	13	(84)	140	(69)
Unrealized gain (loss) on interest rate swaps	5	5	—	2	(7)	5
Pension and postretirement benefits	4	4	4	—	(8)	4
Total other comprehensive income (loss), net of tax	(60)	(60)	17	(82)	125	(60)
Total comprehensive income (loss), net of tax	107	107	174	13	(294)	107
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	107	107	174	13	(294)	107

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	510	508	501	172	(1,181)	510
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	4	4	1	4	(9)	4
Unrealized gain (loss) on interest rate swaps	(1)	(1)	—	—	1	(1)
Pension and postretirement benefits	25	25	22	—	(47)	25
Total other comprehensive income (loss), net of tax	28	28	23	4	(55)	28
Total comprehensive income (loss), net of tax	538	536	524	176	(1,236)	538
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	538	536	524	176	(1,236)	538

	Nine Months Ended September 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	512	511	392	331	(1,234)	512
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	18	18	3	14	(35)	18
Unrealized gain (loss) on interest rate swaps	14	14	—	1	(15)	14
Pension and postretirement benefits	12	12	12	—	(24)	12
Total other comprehensive income (loss), net of tax	44	44	15	15	(74)	44
Total comprehensive income (loss), net of tax	556	555	407	346	(1,308)	556
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	556	555	407	346	(1,308)	556

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	26	—	225	677	—	928
Trade receivables - third party and affiliates	—	—	323	723	(114)	932
Non-trade receivables, net	—	33	1,777	489	(2,111)	188
Inventories, net	—	—	189	584	(62)	711
Deferred income taxes	—	—	88	18	—	106
Marketable securities, at fair value	—	—	56	—	—	56
Other assets	—	5	19	45	(22)	47
Total current assets	26	38	2,677	2,536	(2,309)	2,968
Investments in affiliates	1,862	3,594	1,583	534	(6,798)	775
Property, plant and equipment, net	—	—	782	2,513	—	3,295
Deferred income taxes	—	18	494	27	—	539
Other assets	—	1,895	134	399	(1,982)	446
Goodwill	—	—	305	463	—	768
Intangible assets, net	—	—	71	103	—	174
Total assets	1,888	5,545	6,046	6,575	(11,089)	8,965
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,625	177	121	(1,782)	141
Trade payables - third party and affiliates	—	—	256	543	(114)	685
Other liabilities	—	57	324	493	(367)	507
Deferred income taxes	—	16	(16)	19	—	19
Income taxes payable	(30)	(390)	447	20	(4)	43
Total current liabilities	(30)	1,308	1,188	1,196	(2,267)	1,395
Noncurrent Liabilities
Long-term debt	—	2,361	820	1,636	(1,978)	2,839
Deferred income taxes	—	—	36	95	—	131
Uncertain tax positions	3	2	28	156	—	189
Benefit obligations	—	—	1,215	139	—	1,354
Other liabilities	—	12	103	1,039	(12)	1,142
Total noncurrent liabilities	3	2,375	2,202	3,065	(1,990)	5,655
Total Celanese Corporation stockholders’ equity	1,915	1,862	2,656	2,314	(6,832)	1,915
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,915	1,862	2,656	2,314	(6,832)	1,915
Total liabilities and equity	1,888	5,545	6,046	6,575	(11,089)	8,965

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	133	549	—	682
Trade receivables - third party and affiliates	—	—	297	694	(120)	871
Non-trade receivables, net	—	10	1,651	562	(1,988)	235
Inventories, net	—	—	187	590	(65)	712
Deferred income taxes	—	—	87	17	—	104
Marketable securities, at fair value	—	—	64	—	—	64
Other assets	—	6	18	45	(34)	35
Total current assets	—	16	2,437	2,457	(2,207)	2,703
Investments in affiliates	1,315	2,978	1,530	535	(5,534)	824
Property, plant and equipment, net	—	—	735	2,534	—	3,269
Deferred income taxes	—	17	382	22	—	421
Other assets	—	1,903	132	296	(1,987)	344
Goodwill	—	—	298	462	—	760
Intangible assets, net	—	—	69	128	—	197
Total assets	1,315	4,914	5,583	6,434	(9,728)	8,518
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,492	176	131	(1,655)	144
Trade payables - third party and affiliates	—	—	258	535	(120)	673
Other liabilities	—	63	353	506	(383)	539
Deferred income taxes	—	16	(16)	17	—	17
Income taxes payable	(29)	(373)	384	35	(5)	12
Total current liabilities	(29)	1,198	1,155	1,224	(2,163)	1,385
Noncurrent Liabilities
Long-term debt	—	2,372	834	1,650	(1,983)	2,873
Deferred income taxes	—	—	—	92	—	92
Uncertain tax positions	3	16	27	136	—	182
Benefit obligations	—	—	1,346	146	—	1,492
Other liabilities	—	13	99	1,055	(14)	1,153
Total noncurrent liabilities	3	2,401	2,306	3,079	(1,997)	5,792
Total Celanese Corporation stockholders’ equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Total liabilities and equity	1,315	4,914	5,583	6,434	(9,728)	8,518

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	(28)	—	307	382	—	661
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(132)	(138)	—	(270)
Acquisitions, net of cash acquired	—	—	(23)	—	—	(23)
Proceeds from sale of businesses and assets, net	—	—	1	—	—	1
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(43)	—	(43)
Other, net	—	—	(9)	(53)	—	(62)
Net cash provided by (used in) investing activities	—	—	(163)	(234)	—	(397)
Financing Activities
Short-term borrowings (repayments), net	—	—	2	(9)	—	(7)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(11)	(5)	(16)	—	(32)
Refinancing costs	—	—	—	—	—	—
Proceeds and repayments from intercompany financing activities	—	11	(11)	—	—	—
Purchases of treasury stock, including related fees	(37)	—	—	—	—	(37)
Dividends from subsidiary	35	35	—	—	(70)	—
Dividends to parent	—	(35)	(35)	—	70	—
Contributions from parent to subsidiary	—	—	(3)	3	—	—
Stock option exercises	58	—	—	—	—	58
Series A common stock dividends	(31)	—	—	—	—	(31)
Preferred stock dividends	—	—	—	—	—	—
Other, net	29	—	—	(1)	—	28
Net cash provided by (used in) financing activities	54	—	(52)	(23)	—	(21)
Exchange rate effects on cash and cash equivalents	—	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	26	—	92	128	—	246
Cash and cash equivalents as of beginning of period	—	—	133	549	—	682
Cash and cash equivalents as of end of period	26	—	225	677	—	928

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	(1)	—	224	258	—	481
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(105)	(136)	—	(241)
Acquisitions, net of cash acquired	—	—	(8)	—	—	(8)
Proceeds from sale of businesses and assets, net	—	—	1	5	—	6
Deferred proceeds from Kelsterbach plant relocation	—	—	—	158	—	158
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(174)	—	(174)
Other, net	—	—	(3)	(34)	—	(37)
Net cash provided by (used in) investing activities	—	—	(115)	(181)	—	(296)
Financing Activities
Short-term borrowings (repayments), net	—	—	(9)	(11)	—	(20)
Proceeds from long-term debt	—	400	—	11	—	411
Repayments of long-term debt	—	(529)	(2)	(31)	—	(562)
Refinancing costs	—	(8)	—	—	—	(8)
Proceeds and repayments from intercompany financing activities	—	137	(137)	—	—	—
Purchases of treasury stock, including related fees	(28)	—	—	—	—	(28)
Dividends from subsidiary	43	143	—	—	(186)	—
Dividends to parent	—	(43)	(43)	(100)	186	—
Contributions from parent to subsidiary	—	(100)	100	—	—	—
Stock option exercises	19	—	—	—	—	19
Series A common stock dividends	(25)	—	—	—	—	(25)
Preferred stock dividends	—	—	—	—	—	—
Other, net	(8)	—	(3)	—	—	(11)
Net cash provided by (used in) financing activities	1	—	(94)	(131)	—	(224)
Exchange rate effects on cash and cash equivalents	—	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	—	—	15	(51)	—	(36)
Cash and cash equivalents as of beginning of period	—	—	128	612	—	740
Cash and cash equivalents as of end of period	—	—	143	561	—	704

22. Subsequent Events
On October 17, 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.075 per share on its Common Stock estimated to be $12 million. The cash dividends are for the period from August 1, 2012 to October 31, 2012 and will be paid on November 8, 2012 to holders of record as of October 29, 2012.

On October 18, 2012, the Company's Board of Directors approved an increase in its share repurchase authorization of the Common Stock to $400 million. As of September 30, 2012 the Company had $136 million remaining under the previous authorization.

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
2012 Highlights:

•
We announced our new CelFXTM matrix technology for filter media. CelFXTM provides a flexible additive platform for innovation that allows our customers increased filter design flexibility, improved constituent reduction and supports a broad choice for enhancement additives.

•
We announced plans to construct and operate a methanol production facility at our Clear Lake, Texas acetyl complex which is expected to start up after July 1, 2015. As one of the world's largest producers of acetyl products, this would allow us to utilize our existing infrastructure to capture the opportunities created by abundant and affordable US natural gas supplies.

•	We announced that the Board of Directors increased our share repurchase authorization to $400 million. As of September 30, 2012, we had $136 million remaining under our previous authorization.

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

•
We started up our technology development unit for ethanol production at our facility in Clear Lake, Texas. The unit will support our continuing development of TCX® ethanol process technology for customers in both industrial-grade and fuel ethanol.

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

•
We announced that our Board of Directors approved a 25% increase in our quarterly Series A Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.06 to $0.075 per share of Common Stock on a quarterly basis and $0.24 to $0.30 per share of Common Stock on an annual basis. The new dividend rate became effective in August 2012.

Results of Operations

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,609	1,807	(198)	4,917	5,149	(232)
Gross profit	324	401	(77)	925	1,162	(237)
Selling, general and administrative expenses	(121)	(140)	19	(379)	(408)	29
Other (charges) gains, net	2	(24)	26	(1)	(39)	38
Operating profit (loss)	163	196	(33)	425	593	(168)
Equity in net earnings of affiliates	50	57	(7)	163	146	17
Interest expense	(44)	(54)	10	(134)	(166)	32
Dividend income - cost investments	1	1	—	85	80	5
Earnings (loss) from continuing operations before tax	173	201	(28)	544	661	(117)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	119	167	(48)	512	510	2
Earnings (loss) from discontinued operations	(2)	—	(2)	(2)	2	(4)
Net earnings (loss)	117	167	(50)	510	512	(2)
Other Data
Depreciation and amortization	78	77	1	227	221	6
Operating margin(1)	10.1%	10.8%		8.6%	11.5%
Other (charges) gains, net
Employee termination benefits	(1)	(5)	4	(2)	(18)	16
Kelsterbach plant relocation	(3)	(14)	11	(5)	(43)	38
Plumbing actions	4	2	2	4	6	(2)
Commercial disputes	2	(7)	9	2	15	(13)
Other	—	—	—	—	1	(1)
Total other (charges) gains, net	2	(24)	26	(1)	(39)	38
______________________________
(1) Defined as operating profit (loss) divided by net sales.

	As of	As of
	September 30, 2012	December 31, 2011
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	928	682

Short-term borrowings and current installments of long-term debt - third party and affiliates	141	144
Long-term debt	2,839	2,873
Total debt	2,980	3,017

Selected Data by Business Segment

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	322	332	(10)	962	1,006	(44)
Consumer Specialties	314	298	16	905	855	50
Industrial Specialties	297	332	(35)	933	951	(18)
Acetyl Intermediates	785	975	(190)	2,458	2,702	(244)
Other Activities	—	—	—	—	1	(1)
Inter-segment eliminations	(109)	(130)	21	(341)	(366)	25
Total	1,609	1,807	(198)	4,917	5,149	(232)
Other (Charges) Gains, Net
Advanced Engineered Materials	1	(13)	14	(1)	(42)	41
Consumer Specialties	(1)	2	(3)	2	(2)	4
Industrial Specialties	—	—	—	—	—	—
Acetyl Intermediates	1	(5)	6	2	15	(13)
Other Activities	1	(8)	9	(4)	(10)	6
Total	2	(24)	26	(1)	(39)	38
Operating Profit (Loss)
Advanced Engineered Materials	43	14	29	85	79	6
Consumer Specialties	70	66	4	184	168	16
Industrial Specialties	23	30	(7)	76	83	(7)
Acetyl Intermediates	62	128	(66)	199	392	(193)
Other Activities	(35)	(42)	7	(119)	(129)	10
Total	163	196	(33)	425	593	(168)
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	88	67	21	228	206	22
Consumer Specialties	70	66	4	269	248	21
Industrial Specialties	23	31	(8)	76	84	(8)
Acetyl Intermediates	64	131	(67)	204	399	(195)
Other Activities	(72)	(94)	22	(233)	(276)	43
Total	173	201	(28)	544	661	(117)
Depreciation and Amortization
Advanced Engineered Materials	29	27	2	84	68	16
Consumer Specialties	13	9	4	33	34	(1)
Industrial Specialties	13	12	1	41	34	7
Acetyl Intermediates	20	25	(5)	59	75	(16)
Other Activities	3	4	(1)	10	10	—
Total	78	77	1	227	221	6
Operating Margin
Advanced Engineered Materials	13.4%	4.2%		8.8%	7.9%
Consumer Specialties	22.3%	22.1%		20.3%	19.6%
Industrial Specialties	7.7%	9.0%		8.1%	8.7%
Acetyl Intermediates	7.9%	13.1%		8.1%	14.5%
Total	10.1%	10.8%		8.6%	11.5%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	(1)	3	(5)	—	(3)
Consumer Specialties	—	6	(1)	—	5
Industrial Specialties	2	(8)	(5)	—	(11)
Acetyl Intermediates	(5)	(11)	(3)	—	(19)
Total Company	(2)	(6)	(4)	1	(11)
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	(3)	3	(4)	—	(4)
Consumer Specialties	—	7	(1)	—	6
Industrial Specialties	4	(2)	(4)	—	(2)
Acetyl Intermediates	2	(8)	(3)	—	(9)
Total Company	1	(3)	(3)	—	(5)

Consolidated Results – Three and Nine Months Ended September 30, 2012 Compared with Three and Nine Months Ended September 30, 2011
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Net sales decreased $198 million during the three months ended September 30, 2012 compared to the same period in 2011 primarily due to lower pricing and volumes in our Acetyl Intermediates segment and unfavorable currency impacts across all our segments due to the stronger dollar against the Euro and the Renminbi. Acetic acid pricing declined significantly compared to 2011 as a result of temporary planned and unplanned production outages across the industry during the three months ended September 30, 2011 which did not occur in 2012. In 2012 softer global demand for acetyl products and derivatives, due to the unfavorable economic conditions in Europe and Asia, and generally lower raw material prices contributed to the decrease in pricing and lower volumes. Consumer Specialties' net sales increased compared to the prior year period, reflecting higher pricing across all regions for Acetate Products due to continued strong demand for Consumer Specialties' value-added applications.
Operating profit decreased $33 million, or 17%, primarily due to lower pricing in our Acetyl Intermediates segment. Lower raw material costs and lower expenses recorded to other (charges) gains, net, in our other segments were not sufficient to offset the decline in operating profit in our Acetyl Intermediates segment. As a percentage of net sales, selling, general and administrative expenses decreased from 7.7% to 7.5% for the three months ended September 30, 2012 as compared to the same period in 2011.
Other (charges) gains, net increased $26 million during the three months ended September 30, 2012 compared to the same period in 2011 primarily due to a reduction of $11 million in costs associated with the relocation of our polyoxymethylene, also commonly known as polyacetal ("POM"), operations in Germany, which are included in our Advanced Engineered Materials segment, as well as a reduction in commercial dispute costs of $9 million. Of the reduction in commercial dispute costs during the three months ended September 30, 2012, $5 million is attributable to our Acetyl Intermediates segment and $4 million to Other Activities.
Our effective income tax rate for the three months ended September 30, 2012 was 31% compared to 17% for the three months ended September 30, 2011 primarily due to changes in uncertain tax positions and increases in losses in jurisdictions not providing tax benefits.
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Net sales decreased $232 million during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to lower pricing in our Acetyl Intermediates segment and unfavorable currency impacts across all our segments. Acetic acid pricing declined significantly during the nine months ended September 30, 2012 compared to the same period in 2011 as a result of temporary planned and unplanned production outages across the industry during the nine months ended September 30, 2011 which did not occur in 2012, as well as unfavorable economic conditions in Europe and Asia. Our Advanced Engineered Materials segment was also impacted by lower demand in Europe and Asia, partially offset by higher demand for automotive applications in North America. Volumes were up for our Acetyl Intermediates and Industrial Specialties segments, but were not sufficient to offset lower pricing and unfavorable currency impacts. Consumer Specialties net sales increased $50 million during the nine months ended September 30, 2012 compared to the same period in 2011, reflecting demand for value-added applications.
Operating profit decreased $168 million or 28% during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the lower pricing in our Acetyl Intermediates segment and volatility in ethylene prices, impacting raw material costs. As a percentage of net sales, selling, general and administrative expenses decreased from 7.9% to 7.7% for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to a decrease of $15 million in selling, general and administrative expenses in Other Activities.
Other (charges) gains, net increased $38 million for the nine months ended September 30, 2012 as compared to the same period in 2011. During the nine months ended September 30, 2012 and 2011, we recorded $5 million and $43 million, respectively, of expenses related to the relocation of our POM operations in Germany. During the nine months ended September 30, 2012, we recorded no significant employee termination costs as compared to the same period in 2011. See Note 13, Other (Charges) Gains, Net, in the accompanying unaudited interim consolidated financial statements for further information. In 2011, we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. In addition, we recovered an additional $4 million from the settlement of an unrelated commercial dispute, which were both recorded in our Acetyl Intermediates segment. No such settlements occurred in the nine months ended September 30, 2012.

Our effective income tax rate for the nine months ended September 30, 2012 was 6% compared to 23% for the nine months ended September 30, 2011. The lower effective tax rate was primarily due to foreign tax credit carryforwards of $142 million recognized during the three months ended March 31, 2012, partially offset by $38 million of deferred tax charges related to changes in our assessment regarding the permanent reinvestment of certain foreign earnings from our Polyplastics Co., Ltd affiliate.
Business Segments – Three and Nine Months Ended September 30, 2012 Compared with Three and Nine Months Ended September 30, 2011
Advanced Engineered Materials

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	322	332	(10)	962	1,006	(44)
Net sales variance
Volume	(1)%			(3)%
Price	3%			3%
Currency	(5)%			(4)%
Other	—%			—%
Other (charges) gains, net	1	(13)	14	(1)	(42)	41
Operating profit (loss)	43	14	29	85	79	6
Operating margin	13.4%	4.2%		8.8%	7.9%
Equity in net earnings (loss) of affiliates	45	52	(7)	143	125	18
Earnings (loss) from continuing operations before tax	88	67	21	228	206	22
Depreciation and amortization	29	27	2	84	68	16
Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered Materials segment is a leading participant in the global specialty polymers industry. Advanced Engineered Materials products are used for a broad range of applications including automotive components, medical devices, electrical and electronics, appliances, battery separators, conveyor belts, filtration equipment, coatings and industrial applications.
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Advanced Engineered Materials’ net sales decreased $10 million for the three months ended September 30, 2012 compared to the same period in 2011 due to lower demand in Europe, partially offset by higher volumes for almost all product lines in North America and Asia. The weak Euro resulted in a significant unfavorable currency impact on net sales, partially offset by higher pricing across almost all product lines.
Operating profit increased $29 million for the three months ended September 30, 2012 compared to the same period in 2011. The change in operating profit was mainly driven by an increase in other (charges) gains, net, as a result of lower costs of $14 million associated with our POM production facility in Frankfurt Hoechst Industrial Park, Germany which began operations during the three months ended September 30, 2011. Higher pricing and lower variable costs as compared to the same period in 2011 contributed an additional $16 million to the increase in operating profit.
Earnings (loss) from continuing operations before tax increased $21 million for the three months ended September 30, 2012 compared to the same period in 2011, reflecting the increase in operating profit, partially offset by the decrease in equity in net earnings of affiliates of $7 million. Net earnings of affiliates decreased primarily due to lower earnings from our Ibn Sina affiliate, driven by lower methyl tertiary-butyl ether ("MTBE") pricing.
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Advanced Engineered Materials’ net sales decreased $44 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to lower demand for industrial and consumer goods applications, particularly in Europe and Asia, partially offset by higher volumes related to automotive applications in North America and Asia. The weak Euro had a significant unfavorable currency impact on net sales. Higher pricing across almost all product lines partially offset the lower volumes and unfavorable currency impact.
Operating profit increased $6 million for the nine months ended September 30, 2012 compared to the same period in 2011 as lower relocation expenses more than offset higher operating expenses. Higher depreciation of $16 million, primarily associated with the opening of our POM production facility in Frankfurt Hoechst Industrial Park, Germany during the three months ended September 30, 2011 and higher expenses of $17 million, primarily related to plant maintenance, integrating manufacturing operations from recently acquired product lines and investing in our compounding operations in Asia, were more than offset by a decrease in relocation expenses of $38 million associated with our Frankfurt Hoechst Industrial Park POM operations included in other (charges) gains, net during the nine months ended September 30, 2012 as compared to the prior year period.
Earnings (loss) from continuing operations before tax increased $22 million for the nine months ended September 30, 2012 compared to the same period in 2011 due to an $18 million increase in equity in net earnings of affiliates driven by higher pricing of methanol and MTBE in our Ibn Sina affiliate.
Consumer Specialties

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	314	298	16	905	855	50
Net sales variance
Volume	—%			—%
Price	6%			7%
Currency	(1)%			(1)%
Other	—%			—%
Other (charges) gains, net	(1)	2	(3)	2	(2)	4
Operating profit (loss)	70	66	4	184	168	16
Operating margin	22.3%	22.1%		20.3%	19.6%
Equity in net earnings (loss) of affiliates	—	1	(1)	2	2	—
Dividend income - cost investments	—	—	—	83	78	5
Earnings (loss) from continuing operations before tax	70	66	4	269	248	21
Depreciation and amortization	13	9	4	33	34	(1)
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
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Net sales for Consumer Specialties increased $16 million for the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to higher pricing in both the Acetate Products and Nutrinova businesses. Pricing increased across all regions for Acetate Products. Higher volumes in Acetate Products were offset by lower Nutrinova volumes.
Operating profit increased $4 million for the three months ended September 30, 2012, primarily due to the increase in pricing partially offset by a $9 million increase in energy costs, plant maintenance and innovation project costs.
Depreciation and amortization increased $4 million during the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to accelerated depreciation related to additional maintenance-related capital expenditures at our Spondon facility, which will close during the three months ending December 31, 2012.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Net sales for Consumer Specialties increased $50 million for the nine months ended September 30, 2012 as compared to the same period in 2011 due to higher pricing in both the Acetate Products and Nutrinova businesses. Pricing increased across all regions for the Acetate Products business. Nutrinova pricing increased primarily due to stronger demand in response to unplanned industry capacity constraints in China. Higher volumes in the Acetate Products business were offset by lower Nutrinova volumes.
Operating profit increased $16 million for the nine months ended September 30, 2012 as compared to the same period in 2011 as higher Acetate Products' pricing more than offset higher raw material and energy costs of $11 million and $11 million, respectively. Plant maintenance costs also increased $22 million as compared to the same period in 2011, including $10 million related to a production outage during the three months ended March 31, 2012.
Earnings (loss) from continuing operations before tax for the nine months ended September 30, 2012 includes an increase of $5 million as compared to the same period in 2011, related to dividends received from our China Acetate ventures. Dividends from the China Acetate ventures are typically received in the second quarter each year.
Industrial Specialties

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	297	332	(35)	933	951	(18)
Net sales variance
Volume	2%			4%
Price	(8)%			(2)%
Currency	(5)%			(4)%
Other	—%			—%
Other (charges) gains, net	—	—	—	—	—	—
Operating profit (loss)	23	30	(7)	76	83	(7)
Operating margin	7.7%	9.0%		8.1%	8.7%
Earnings (loss) from continuing operations before tax	23	31	(8)	76	84	(8)
Depreciation and amortization	13	12	1	41	34	7
Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. Our Emulsions business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. EVA Performance Polymers is a leading North American manufacturer of a full range of low-density polyethylene and specialty EVA resins and compounds. EVA Performance Polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Net sales decreased $35 million for the three months ended September 30, 2012 compared to the same period in 2011. Volumes were up for both Emulsions and EVA Performance Polymers during the three months ended September 30, 2012 compared to the same period in 2011 but were not sufficient to offset lower pricing and unfavorable currency impacts due to the stronger dollar against the Euro and Renminbi. Volumes for Emulsions increased 3% overall, primarily due to strong demand in North America and Asia Pacific, including sales of our recently acquired product lines, Vinac® and Flexbond®, our recent China Emulsions facility expansion and sales of innovative applications, partially offset by lower demand in the European region due to the weak economy. Emulsions product pricing was down in all regions. Lower pricing for EVA Performance Polymers reflects a decline in end-use demand in the North America and Asia.

Operating profit decreased $7 million for the three months ended September 30, 2012 compared to the same period in 2011. Slightly higher volumes and lower variable costs of $32 million, of which $22 million related to raw materials, primarily ethylene and vinyl acetate monomer ("VAM"), were not sufficient to offset the lower pricing for EVA Performance Polymers applications.
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Net sales decreased $18 million for the nine months ended September 30, 2012 compared to the same period in 2011. Volumes were up for both Emulsions and EVA Performance Polymers during the nine months ended September 30, 2012 compared to the same period in 2011, but were more than offset by lower pricing and unfavorable currency impacts due to the stronger dollar against the Euro and Renminbi. Volumes increased 4% overall for Emulsions primarily due to strong demand in North America and Asia Pacific, including sales of our recently acquired product lines, Vinac® and Flexbond®, our recent China Emulsions facility expansion and sales of innovative applications, partially offset by lower demand in the European region due to a weak economy. Lower pricing for EVA Performance Polymers reflects weaker demand in North America and slower Asia sales.
Operating profit decreased $7 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to lower pricing driven by current economic conditions. Although raw material costs decreased compared to the same period in 2011, lower pricing and higher depreciation and amortization more than offset these savings. Depreciation and amortization increased $7 million due to accelerated depreciation related to efficiency initiatives at our EVA Performance Polymers production facility in Edmonton, Alberta, Canada, as well as increased amortization in Emulsions related to the recent acquisition of finite-lived intangible assets and increased depreciation related to the China capacity expansion.
Acetyl Intermediates

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	785	975	(190)	2,458	2,702	(244)
Net sales variance
Volume	(5)%			2%
Price	(11)%			(8)%
Currency	(3)%			(3)%
Other	—%			—%
Other (charges) gains, net	1	(5)	6	2	15	(13)
Operating profit (loss)	62	128	(66)	199	392	(193)
Operating margin	7.9%	13.1%		8.1%	14.5%
Equity in net earnings (loss) of affiliates	—	1	(1)	3	4	(1)
Earnings (loss) from continuing operations before tax	64	131	(67)	204	399	(195)
Depreciation and amortization	20	25	(5)	59	75	(16)
Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Acetyl Intermediates’ net sales decreased $190 million during the three months ended September 30, 2012 compared to the same period in 2011 as a result of lower pricing and lower volumes due to weak demand in Europe and Asia as well as unfavorable currency impacts. During the three months ended September 30, 2011, planned and unplanned production outages across the industry resulted in temporarily higher pricing. Similar industry utilization tightness did not occur in the three months ended September 30, 2012.

We do not believe current economic conditions are reflective of the value of our acetyl products or those of certain feedstocks. As a result, we took action beginning in the three months ended March 31, 2012 and temporarily idled our 600,000 ton per year Singapore acetic acid plant. Since then, we have periodically resumed operations of this plant and we continue to assess its status based on economic conditions, demand and feedstock costs.
Operating profit decreased $66 million during the three months ended September 30, 2012 compared to the same period in 2011. The decrease in operating profit is primarily due to lower pricing, lower volumes and currency impacts. The negative pricing impact was partially offset by lower raw material costs of $53 million, primarily carbon monoxide, methanol and ethylene, and lower plant maintenance and distribution costs of $13 million.
Other (charges) gains, net increased $6 million for the three months ended September 30, 2012 primarily due to a reduction in commercial dispute costs of $5 million. Depreciation and amortization decreased $5 million due to certain customer-related intangible assets being fully amortized in 2011.
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Acetyl Intermediates’ net sales decreased $244 million during the nine months ended September 30, 2012 compared to the same period in 2011 is due to lower pricing and unfavorable currency impacts, partially offset by higher downstream product volumes primarily as a result of higher VAM demand. During the nine months ended September 30, 2011, temporarily elevated industry utilization due to planned and unplanned outages of acetyl producers resulted in higher industry pricing. Acetic acid pricing has declined during the nine months ended September 30, 2012 compared to the same period in 2011 as a result of unfavorable economic conditions in Europe and Asia.
Operating profit decreased $193 million during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to lower pricing and currency impacts. The decrease in operating profit was somewhat offset by lower raw material costs of $29 million, primarily carbon monoxide and acetone. Energy costs and plant maintenance and distribution costs were also lower by $13 million and $11 million, respectively, during the nine months ended September 30, 2012 compared to the same period in 2011.
Other (charges) gains, net decreased $13 million for the nine months ended September 30, 2012 compared to the same period in 2011. During the nine months ended September 30, 2011, we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier and $4 million for the resolution of a commercial dispute, offset by employee termination benefits of $4 million relating to the closure of our Pardies facility. Depreciation and amortization decreased $16 million mainly due to certain customer-related intangibles being fully amortized in 2011.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing and our captive insurance companies.
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Operating loss of $35 million for Other Activities decreased $7 million for the three months ended September 30, 2012 compared to the same period in 2011, primarily due to a decrease in costs associated with business optimization initiatives, executive compensation and other productivity restructuring expenses, with other (charges) gains, net increasing by $9 million, partially offset by unfavorable currency fluctuations. The increase of $9 million in other (charges) gains, net during the three months ended September 30, 2012 is due to the absence of $4 million in commercial dispute costs and a decrease in termination benefit costs of $6 million, related to one of our business optimization initiatives.
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Operating loss of $119 million for Other Activities decreased $10 million for the nine months ended September 30, 2012 compared to the same period in 2011. Selling, general and administrative expenses were lower by $15 million and other (charges) gains, net were higher by $6 million. Selling, general and administrative expenses were lower primarily due to a decrease in costs associated with business optimization initiatives, executive compensation and other productivity restructuring related expenses. Other (charges) gains, net were higher for the nine months ended September 30, 2012 primarily due to the absence of $4 million in commercial dispute costs as compared to the same period in 2011. Offsetting these lower costs were captive insurance reserve adjustments of $7 million.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2012 we have $158 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.
While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, for the next twelve months. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.
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
In January 2011, we signed letters of intent to construct and operate one, and possibly two, industrial ethanol production facilities in China. The potential sites were Nanjing, China at the Nanjing Chemical Industrial Park, and Zhuhai, China at the Gaolan Port Economic Zone. We expect to begin industrial ethanol production within 30 months following project approvals with anticipated initial nameplate capacity of 400,000 tons per year per unit and an initial investment of approximately $300 million per unit.
In June 2011, we announced our plans to modify and enhance our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX® advanced technology. In March 2012, we received key government approvals necessary to proceed with our plans to modify and enhance our Nanjing facility. The unit is expected to startup in mid-2013 with a capacity of approximately 275,000 tons per year.
In April 2010, we announced that, through our strategic affiliate Ibn Sina, we will construct a 50,000 ton POM production facility in Saudi Arabia. Our pro rata share of invested capital in the POM expansion is expected to total approximately $165 million over a five year period which began in late 2010.
As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT") regulations discussed in Item 1A. Risk Factors in our 2011 Form 10-K, we preliminarily estimate our costs in the US to approximate $150 million in total over the next four years, depending on the timing and requirements of the final rule.
In addition to exit-related costs associated with the closure of the Spondon, Derby, United Kingdom acetate flake and tow manufacturing operations, we expect to incur capital expenditures in certain capacity and efficiency improvements, principally at our Lanaken, Belgium facility, to optimize our global production network.
Total cash outflows for capital expenditures, including the specific projects above, are expected to be in the range of $325 million to $350 million in 2012, excluding approximately €43 million related to the relocation of our POM plant in Kelsterbach and capacity expansion in Europe. Per the terms of our agreement with the Frankfurt, Germany Airport, we ceased POM operations at our Kelsterbach, Germany facility prior to July 31, 2011 and in September 2011 announced the opening of our new POM production facility in Frankfurt Hoechst Industrial Park, Germany.
In December 2009, we announced plans with China National Tobacco Corporation to expand the acetate flake and tow capacity at the venture’s Nantong facility and in 2010 we received formal approval to expand flake and tow capacities, each by 30,000 tons. Our Chinese Acetate ventures fund their operations using operating cash flow. During 2011 and 2010, we made contributions related to the capacity expansion in Nantong of $8 million and $12 million, respectively. We contributed an additional $9 million to the Nantong expansion during the nine months ended September 30, 2012.

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
Cash Flows
Cash and cash equivalents increased $246 million to $928 million as of September 30, 2012 as compared to December 31, 2011. As of September 30, 2012, $677 million of the $928 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.

•	Net Cash Provided by Operating Activities
Cash flow provided by operations increased $180 million for the nine months ended September 30, 2012 as compared to the same period in 2011, with cash inflows increasing from $481 million to $661 million. Cash flow provided by operations was negatively impacted by the decrease in earnings from continuing operations, but positively impacted by an increase in dividends received from investments in affiliates and the change in trade working capital. Trade working capital was primarily impacted by a lower increase in trade receivables, a decrease in inventory, partially offset by an increase in trade payables. Trade receivables increased primarily due to the timing of payments at September 30, 2012. Inventories decreased primarily due to higher inventory turnover and lower production in Asia compared to the prior year. Trade payables increased primarily due to increases in purchases of raw materials and expenditures on capital projects. The increase in cash provided by operations was also positively impacted by lower benefit plan contributions made during the nine months ended September 30, 2012 as compared to the same period in 2011. Employer pension and other postretirement benefit contributions were $154 million during the nine months ended September 30, 2012 compared to $166 million for the same period in 2011.
Trade working capital is calculated as follows:

	As of	As of	As of	As of
	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
	(unaudited)
	(In $ millions)
Trade receivables, net	932	871	978	827
Inventories	711	712	777	610
Trade payables - third party and affiliates	(685)	(673)	(713)	(673)
Trade working capital	958	910	1,042	764

•	Net Cash Used in Investing Activities
Net cash used in investing activities increased $101 million for the nine months ended September 30, 2012 as compared to the same period in 2011, with cash outflows increasing from $296 million to $397 million. During the nine months ended September 30, 2011, we received $158 million from the Frankfurt, Germany Airport related to the relocation of our Kelsterbach, Germany POM operations. No such proceeds were received in 2012. In addition, capital expenditures during the nine months ended September 30, 2012 related to the relocation and expansion of our Kelsterbach POM operations were $131 million lower than in the same period in 2011, offset by an increase in capital expenditures unrelated to the relocation and expansion of our Kelsterbach POM operations of $29 million.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $203 million for the nine months ended September 30, 2012. The change in cash used in financing activities is primarily related to $132 million of lower net repayments of short-term borrowings and long-term debt and $39 million of higher proceeds from stock option exercises when compared to the same period in 2011.

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

The balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

As of
September 30, 2012
(unaudited)
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Letters of credit issued	70
Available for borrowing	158
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
Our amended first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of September 30, 2012
	First Lien Senior Secured Leverage Ratio
	Maximum	Estimate	Estimate, If Fully Drawn	Borrowing Capacity
	(unaudited)
				(In $ millions)
Revolving credit facility	3.90	1.15	1.63	600
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
We are in compliance with all of the covenants related to our debt agreements as of September 30, 2012.
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
On April 23, 2012, we announced that our Board of Directors approved a 25% increase in our quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.06 to $0.075 per share of Common Stock on a quarterly basis and $0.24 to $0.30 per share of Common Stock on an annual basis. The new dividend rate became effective in August 2012.

Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(unaudited)
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of September 30, 2012	629
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Nine Months Ended		Total From February 2008 Through
	September 30,
	2012	2011	September 30, 2012
	(unaudited)
Shares repurchased	853,388	591,356	12,936,196
Average purchase price per share	$43.19	$47.37	$38.12
Amount spent on repurchased shares (in millions)	$37	$28	$493

On October 18, 2012, our Board of Directors approved an increase in our share repurchase authorization of our Common Stock to $400 million. As of September 30, 2012, we had $136 million remaining under the previous authorization.
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

Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2011 Form 10-K. See also Note 15, Derivative Financial Instruments, in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on our financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2012, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 11, Environmental, and Note 17, Commitments and Contingencies, in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2011 Form 10-K other than those disclosed in Note 11, Environmental, and Note 17, Commitments and Contingencies, in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2011 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
(unaudited)
July 1-31, 2012	90,873	(1)	$34.76	90,480	$141,000,000
August 1-31, 2012	62,742		$39.82	62,742	$139,000,000
September 1-30, 2012	63,456		$39.45	63,456	$136,000,000
Total	217,071			216,678
______________________________

(1)	Includes 393 shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
As of September 30, 2012	629
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Number                    Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2008).

10.1*‡	Letter Agreement, dated September 8, 2012, between Celanese Corporation and Lori A. Johnston.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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
Date: October 23, 2012

By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Senior Vice President and
Chief Financial Officer
Date: October 23, 2012