Form 10-K
period 2012-12-31
Celanese Corp
filed 2013-02-08
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Commission File Number) 001-32410
CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0420726 (I.R.S. Employer Identification No.)

222 West Las Colinas Blvd., Suite 900N Irving TX (Address of Principal Executive Offices)	75039-5421 (Zip Code)
(972) 443-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Name of Each Exchange
Title of Each Class	on Which Registered
Series A Common Stock, par value $0.0001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant’s Series A Common Stock held by non-affiliates as of June 30, 2012 (the last business day of the registrants’ most recently completed second fiscal quarter) was $4,829,670,405.
The number of outstanding shares of the registrant’s Series A Common Stock, $0.0001 par value, as of February 4, 2013 was 159,652,401.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement relating to the 2013 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2012

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K ("Annual Report") or in other materials we have filed or will file with the Securities and Exchange Commission ("SEC"), and incorporated herein by reference, are forward-looking in nature as defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "plan," "may," "can," "could," "might," "will" and similar expressions identify forward-looking statements, including statements that relate to such matters as planned and expected capacity increases and utilization; anticipated capital spending; environmental matters; legal proceedings; exposure to, and effects of hedging of raw material and energy costs and foreign currencies; interest rate fluctuations; global and regional economic, political, and business conditions; expectations, strategies, and plans for individual assets and products, business segments, as well as for the whole Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets and integration of acquired businesses.
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

Item 1. Business
Basis of Presentation
In this Annual Report on Form 10-K, the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms "Company," "we," "our" and "us" refer to Celanese and its subsidiaries on a consolidated basis. The term "Celanese US" refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
Industry
This Annual Report on Form 10-K includes industry data obtained from industry publications and surveys as well as our own internal company surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. The statements regarding the Company’s industry position in this document are based on information derived from, among others, the 2012 IHS Chemicals Economics Handbook.
Overview
The Company is a global technology and specialty materials company that engineers and manufactures a wide variety of products essential to everyday living. As a recognized innovator in product and process technology in the chemicals industry, we help to create applications that meet the needs of our customers worldwide. We are one of the world's largest producers of acetyl products, which are intermediate chemicals for nearly all major industries. We are also a leading global producer of high performance engineered polymers that are used in a variety of high-value applications.
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
Celanese's history began in 1918, the year that its predecessor company, The American Cellulose & Chemical Manufacturing Company, was incorporated. The company, which manufactured cellulose acetate, was founded by Swiss brothers Drs. Camille and Henri Dreyfus. Since that time, the Company has transformed into a leading global chemical company. The current Celanese was incorporated in 2005 under the laws of the State of Delaware and is a US-based public company traded on the NYSE under the ticker symbol CE.
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 27 global production facilities, and an additional 9 strategic affiliate production facilities. As of December 31, 2012, we employed approximately 7,550 people worldwide.
Due to our geographic breadth, our net sales are balanced across the global regions. For the year ended December 31, 2012, 28% of our net sales were to customers located in the United States. See Note 25 - Segment Information in the accompanying consolidated financial statements for further details on our international sales.

Business Segment Overview
We operate principally through four business segments: Advanced Engineered Materials, Consumer Specialties, Industrial Specialties and Acetyl Intermediates. See Note 25 - Segment Information in the accompanying consolidated financial statements for further details on our business segments.
The table below illustrates each business segment’s net sales to external customers for the year ended December 31, 2012, as well as each business segment’s major products and end-use applications.

Advanced
	Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates

(In $ millions)
2012 Net Sales(1)	1,261	1,182	1,184	2,791

Key Products	• Polyoxymethylene ("POM") • GUR® ultra-high molecular weight polyethylene • Polybutylene terephthalate ("PBT") • Long-fiber reinforced thermoplastics ("LFT") • Liquid crystal polymers ("LCP")	• Acetate tow • Acetate flake • Acetate film • Sunett® high intensity sweeteners • Sorbates	• Conventional emulsions • Vinyl acetate ethylene emulsions ("VAE") • Ethylene vinyl acetate ("EVA") resins and compounds • Low-density polyethylene resins ("LDPE")	• Acetic acid • Vinyl acetate monomer ("VAM") • Acetic anhydride • Acetaldehyde • Ethyl acetate • Formaldehyde • Butyl acetate

Major End-Use Applications	• Fuel system components • Automotive safety systems • Conveyor belts • Battery separators • Electronics • Appliances • Filtrations • Medical Devices • Telecommunications	• Filter products • Beverages • Confections • Baked goods	• Paints • Coatings • Adhesives • Textiles • Paper finishing • Flexible packaging • Lamination products • Photovoltaic cell systems • Medical tubing • Automotive parts	• Paints • Coatings • Adhesives • Lubricants • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Esters • Solvents
___________________________

(1)	Net sales for Consumer Specialties and Acetyl Intermediates exclude inter-segment sales of $4 million and $440 million, respectively, for the year ended December 31, 2012.
Business Segments
Advanced Engineered Materials
Our Advanced Engineered Materials segment uses advanced polymer technology to produce a broad portfolio of high performance specialty polymers used in a wide spectrum of applications, including automotive, medical and electronics products, as well as other consumer and industrial applications. As a performance-driven solutions provider, Advanced Engineered Materials maintains its competitive advantage with leading technical and application expertise that enables innovation and new product development in concert with its customers. By focusing on new application development for its product lines, it often creates custom formulations to satisfy the technical and processing requirements of its customers' applications. With a strong specification position, Advanced Engineered Materials is able to build upon its differentiated polymer processing and material capability to create sustainable value for its high performance polymers. This business segment also includes four strategic affiliates that complement our global reach, improve our ability to capture growth opportunities in emerging economies and position us as a leading participant in the global specialty polymers industry.

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
Advanced Engineered Materials has polymerization, compounding and research and technology centers in Germany, Brazil, China and the United States. In 2010, we announced the construction of a new 50,000 ton POM manufacturing facility in Saudi Arabia through our Ibn Sina affiliate. This facility is expected to be completed in late 2015. In 2011, we opened a state-of-the art POM production facility in Frankfurt Hoechst Industrial Park, Germany. This new POM facility is the world's largest and is expected to meet the increased global demand for innovative specialty solutions in polymer-based products.

•	Key Products
POM. Polyoxymethylene, also commonly known as polyacetal in the chemical industry, is sold by Advanced Engineered Materials under the trademarks Celcon® and Hostaform®. POM is used for mechanical parts in automotive applications, including fuel system components, and in electrical, medical and consumer applications such as drug delivery systems and gears for large appliances. Polyplastics Co., Ltd., our 45%-owned strategic venture ("Polyplastics"), and Korea Engineering Plastics Co., Ltd., our 50%-owned strategic venture ("KEPCO"), also manufacture POM and other engineering resins in the Asia-Pacific region.
The primary raw material for POM is formaldehyde, which is manufactured from methanol. Advanced Engineered Materials sources formaldehyde in the United States from our Acetyl Intermediates segment and manufactures formaldehyde in Germany from purchased methanol.
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
Polyesters. Our products include a series of thermoplastic polyesters including Celanex® PBT, Celanex® PET, Thermx® PCT and Vandar®, as well as Riteflex®, a thermoplastic polyester elastomer. They are used in a wide variety of automotive, electrical and consumer applications, including ignition system parts, radiator grilles, electrical switches, appliance and sensor housings, light emitting diodes ("LEDs") and technical fibers.
LCP. Liquid crystal polymers, such as Vectra® and Zenite®, are primarily used in electrical and electronics applications for precision parts with thin walls and complex shapes. They are also used in high heat cookware applications. Raw materials for LCP include acetic anhydride, which is sourced from our Acetyl Intermediates segment, and monomers such as hydroxybenzoic acid.
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

•	Geographic Regions
The following table illustrates the destination of the net sales of the Advanced Engineered Materials segment by geographic region.
Net Sales to External Customers by Destination — Advanced Engineered Materials

	Year Ended December 31,
	2012		2011		2010
	$	% of Segment	$	% of Segment	$	% of Segment
		(In millions, except percentages)
North America	478	38%	438	34%	384	34%
Europe and Africa	528	42%	622	48%	530	48%
Asia-Pacific	206	16%	191	15%	152	14%
South America	49	4%	47	3%	43	4%
Total	1,261		1,298		1,109

•	Customers
Advanced Engineered Materials' principal customers are original equipment manufacturers and their suppliers serving the automotive, industrial, consumer and medical industries. By collaborating with its customers, Advanced Engineered Materials assists in developing and improving specialized applications and systems. Advanced Engineered Materials has long-standing relationships with most of its major customers. In addition, it utilizes distribution partners as well as online tools to expand its customer base. Contracts with customers for most Advanced Engineered Materials products typically have a term of one to two years.
Advanced Engineered Materials' sales in Asia are made directly and through distributors, including its strategic affiliates. These affiliates, Polyplastics, KEPCO and Fortron Industries LLC, our 50%-owned strategic venture with Kureha Corporation ("Fortron"), are accounted for under the equity method of accounting and therefore not included in Advanced Engineered Materials' consolidated net sales. If Advanced Engineered Materials' portion of the sales made by these strategic affiliates were included in the table above, the percentage of sales sold in Asia-Pacific would be substantially higher. In addition to our Advanced Engineered Materials' strategic affiliates, we directly service Asian demand by offering our customers global solutions.

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
Our Acetate Products business is a leading producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filter products applications. We also hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over two decades and has driven successful growth in our Acetate business.
During 2012, the Company introduced CelFXTM matrix technology, which redefines tobacco filtration performance, enabling unique product attributes and innovation, such as increased filter design flexibility and improved constituent reduction. CelFXTM also supports a broad choice of enhancement additives and is engineered to run on existing equipment.

Acetate Products has production sites in the United States, Mexico, the United Kingdom and Belgium, along with sites at its three acetate ventures in China. In November 2012, we ceased manufacturing acetate tow and acetate flake at our Spondon, Derby, United Kingdom site. We will continue to manufacture our Clarifoil® film at this facility.
Our Nutrinova business is a leading international supplier of premium quality ingredients for the food, beverage and pharmaceutical industries. The company produces and sells Sunett® (acesulfame potassium), a high intensity sweetener. It is also one of the world's largest producers of food protection ingredients, such as potassium sorbates and sorbic acid. Nutrinova's expertise is based on its more than sixty years of experience in developing and marketing specialty ingredients to the food and beverage and pharmaceutical industries. While this business has traditionally focused on providing low calorie sweeteners in the beverage industry, it continues to target high value opportunities in more diverse applications such as oral hygiene, pharmaceuticals, dairy and cereals.
During 2012, Nutrinova announced Sunett®SL, the first new line of product from the Nutrinova's SunsationSM platform. Sunett®SL products are drop-in solutions that can be easily incorporated into customers' food and beverage formulations, helping customers bring products to market faster. Sensory tests carried out by an accredited external institute confirm that Sunett®SL significantly improves the sweetness and mouth-feel perception of sugar-free and sugar-reduced products.
Nutrinova has a production facility in Germany, with sales and distribution facilities in all major regions of the world.

•	Key Products
Acetate flake, acetate tow and acetate film (Clarifoil). Acetate tow is a fiber used primarily in cigarette filters. In order to produce acetate tow, we first produce acetate flake by processing wood pulp with acetic acid and acetic anhydride. Wood pulp generally comes from reforested trees and is purchased externally from a variety of sources, and acetic anhydride is an intermediate chemical that we produce from acetic acid. The acetate flake is then further processed into acetate tow. Flake can also be solvent cast to create a film which is primarily used in packaging for food and high-end luxury goods.
Sales of acetate tow amounted to 15%, 14% and 15% of our consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.
Sunett® sweeteners. Acesulfame potassium, a high intensity sweetener sold under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® sweetener is the ideal blending partner for caloric and non-caloric sweeteners and is recognized for its consistent product quality and reliable supply.
Food protection ingredients. Nutrinova's food protection ingredients are mainly used in foods, beverages and personal care products. Sorbates pricing is extremely sensitive to demand and industry capacity and is not necessarily dependent on the cost of raw materials.

•	Geographic Regions
The following table illustrates the destination of the net sales of the Consumer Specialties segment by geographic region.
Net Sales to External Customers by Destination — Consumer Specialties

	Year Ended December 31,
	2012		2011		2010
	$	% of Segment	$	% of Segment	$	% of Segment
	(In millions, except percentages)
North America	200	17%	180	16%	186	17%
Europe and Africa	464	39%	459	40%	448	41%
Asia-Pacific	452	38%	456	39%	394	36%
South America	66	6%	63	5%	61	6%
Total(1)	1,182		1,158		1,089
___________________________

(1)	Excludes inter-segment sales of $4 million, $3 million and $9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

•	Customers
Acetate tow is sold principally to the major tobacco companies that account for a majority of worldwide cigarette production. Contracts with most of our customers are generally entered into on an annual basis.
Customers of Clarifoil® include printers, carton manufacturers, retailers, packaging buyers, publishers and designers.
Nutrinova primarily sells Sunett® sweeteners to a limited number of large multinational and regional customers in the beverage and food industry under long-term and annual contracts. Nutrinova sells food protection ingredients primarily through regional distributors to small and medium sized customers and directly to large multinational customers in the food industry.

•	Competition
Acetate Products’ principal competitors include Daicel Chemical Industries Ltd., Eastman Chemical Corporation and Solvay S.A.
The principal competitors for Sunett® sweetener include The NutraSweet Company, Ajinomoto Co., Inc., Tate & Lyle PLC and several Chinese manufacturers. In sorbates, Nutrinova competes with Nantong AA, Daicel Chemical Industries Ltd. and other Chinese manufacturers.
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
The Emulsions business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The business has manufacturing facilities in major global regions and is supported by expert technical service regionally. Celanese emulsion products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, BriteCoat®, TufCORTM and AvicorTM. The Emulsions business has production sites in the United States, Canada, China, Spain, Sweden, the Netherlands and Germany.
EVA Performance Polymers is a leading North American manufacturer of a full range of low-density polyethylene and specialty EVA resins and compounds. Sold under the Ateva® and VitalDose® brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells. EVA Performance Polymers has a production facility in Edmonton, Alberta, Canada.
The Industrial Specialties segment builds on our leading acetyl technology. Our Acetyl Intermediates segment produces VAM, a primary raw material for our Emulsions and EVA Performance Polymers businesses. Ethylene, another key raw material, is purchased externally from a variety of sources.
Our Industrial Specialties businesses have experienced significant growth in Asia, and we have made investments to support continued growth in the region. In 2011, we doubled the VAE capacity at our integrated chemical complex in Nanjing, China to meet the increased global demand for innovative specialty solutions in vinyl-based emulsions.
In addition to geographic growth, the Industrial Specialties businesses are focused on innovation efforts to increase value. The business segment has successfully launched new innovative products and technologies in non-traditional applications such as medical, carpet, textiles and paper.

•	Key Products
Our Emulsions business produces conventional vinyl- and acrylate-based emulsions and VAE. Emulsions are made from VAM, ethylene, acrylate esters and styrene. VAE is a key component of water-based architectural coatings, adhesives, non-wovens, textiles, glass fiber and other applications.
EVA Performance Polymers produces low-density polyethylene and EVA resins and compounds. EVA resins and compounds are produced in high-pressure reactors from ethylene and VAM.

•	Geographic Regions
The following table illustrates the destination of the net sales of the Industrial Specialties segment by geographic region.
Net Sales to External Customers by Destination — Industrial Specialties

	Year Ended December 31,
	2012		2011		2010
	$	% of Segment	$	% of Segment	$	% of Segment
	(in millions, except percentages)
North America	475	40%	492	40%	450	43%
Europe and Africa	483	41%	550	45%	481	47%
Asia-Pacific	213	18%	169	14%	97	9%
South America	13	1%	12	1%	8	1%
Total	1,184		1,223		1,036

•	Customers
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
Building on our acetic acid technology platform, we developed Celanese TCX® ethanol process technology to supply current and prospective customers with ethanol for industrial purposes and for other potential uses. Industrial ethanol is used in chemical and industrial applications for the manufacture of paints, coatings, inks and pharmaceuticals. This innovative, new process combines our proprietary and leading acetyl platform with advanced manufacturing technology to produce ethanol from hydrocarbon-sourced feedstocks.

In 2012, we completed construction of a technology development unit for ethanol production at our facility in Clear Lake, Texas which will allow us to continue the advancement of our acetyl and TCX® technologies. In addition, we are in the process of modifying and enhancing our existing integrated acetyl facility in Nanjing, China with our TCX® advanced technology. The modifications would add approximately 275,000 tons of ethanol production capacity by mid-2013. We also intend to construct one, and possibly two, additional industrial ethanol complexes in China, following necessary approvals, utilizing Celanese TCX® ethanol process technology to help supply applications for the growing Asia region.

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
Acetic acid and VAM, our basic acetyl intermediates products, are impacted by global supply and demand fundamentals and are cyclical in nature. The principal raw materials in these products are: carbon monoxide, which we generally purchase under long-term contracts; methanol, which we generally purchase under both long-term and short-term contracts; and ethylene, which we purchase from numerous sources. Generally, methanol and ethylene are commodity products available from a wide variety of sources.
Sales from acetyl products amounted to 32% of our consolidated net sales for the year ended December 31, 2012 and 34% for each of the years ended December 31, 2011 and 2010.
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
Sales from solvents and derivatives products amounted to 11%, 12% and 11% of our consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

•	Geographic Regions
The following table illustrates net sales by destination of the Acetyl Intermediates segment by geographic region.
Net Sales to External Customers by Destination — Acetyl Intermediates

	Year Ended December 31,
	2012		2011		2010
	$	% of Segment	$	% of Segment	$	% of Segment
	(In millions, except percentages)
North America	698	25%	717	23%	654	24%
Europe and Africa	970	35%	1,110	36%	897	34%
Asia-Pacific	1,026	37%	1,166	38%	1,046	39%
South America	97	3%	90	3%	85	3%
Total(1)	2,791		3,083		2,682
___________________________

(1)	Excludes inter-segment sales of $440 million, $468 million and $400 million for the years ended December 31, 2012, 2011 and 2010, respectively.

•	Customers
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
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing activities, and our captive insurance companies. Our two wholly-owned captive insurance companies are a key component of our global risk management program, as well as a form of self-insurance for our liability and workers compensation risks. The captive insurance companies issue insurance policies to our subsidiaries to provide consistent coverage amid fluctuating costs in the insurance market and to lower long-term insurance costs through the reduction of certain fees and expenses. The captive insurance companies retain risk at levels approved by management and obtain reinsurance coverage from third parties to limit the net risk retained. One of the captive insurance companies also insures certain third-party risks.

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
Our strategic affiliates contribute substantial sales, earnings and cash flows. During the year ended December 31, 2012, our equity affiliates generated combined sales of $5 billion, resulting in the Company recording $242 million of equity in net earnings of affiliates in the accompanying consolidated financial statements for the year ended December 31, 2012.
Our key strategic affiliates as of December 31, 2012 are as follows:

	Location	Ownership	Partner(s)	Year Entered
Equity Method Investments
Advanced Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation / Texas Eastern Arabian Corporation Ltd.	1981
Korea Engineering Plastics Co., Ltd	South Korea	50%	Mitsubishi Gas Chemical Company, Inc./Mitsubishi Corporation	1999
Polyplastics Co., Ltd.	Japan	45%	Daicel Chemical Industries Ltd.	1964
Fortron Industries LLC	US	50%	Kureha Corporation	1992
Cost Method Investments
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	China National Tobacco Corporation	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation	1993
National Methanol Company (Ibn Sina). National Methanol Company represents approximately 1% of the world's methanol production capacity and is one of the world's largest producers of methyl tertiary-butyl ether ("MTBE"), a gasoline additive. Its production facilities are located in Saudi Arabia. We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Company, a 50%/50% joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns a 25% interest). The remaining 50% interest in Ibn Sina is held by the Saudi Basic Industries Corporation ("SABIC"). SABIC is responsible for all product marketing. Because methanol is a key feedstock for POM production, we enjoy an advantaged position through our Ibn Sina venture that mitigates the impact of raw material and energy volatility.
In April 2010, we announced that Ibn Sina will construct a 50,000 ton POM production facility in Saudi Arabia. The new facility will supply POM to support Advanced Engineered Materials' accelerated future growth plans as well as our venture partners' regional business development. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC's economic interest will remain unchanged.
Korea Engineering Plastics Co., Ltd. KEPCO is the leading producer of POM in South Korea. KEPCO is a venture between Celanese Holdings B.V. (50% ownership and a wholly-owned subsidiary of Celanese GmbH), Mitsubishi Gas Chemical Company, Inc. (40%) and Mitsubishi Corporation (10%). KEPCO has polyacetal production facilities in Ulsan, South Korea, compounding facilities for PBT and nylon in Pyongtaek, South Korea, and participates with Polyplastics and Mitsubishi Gas Chemical Company, Inc. in a world-scale POM facility in Nantong, China.

Polyplastics Co., Ltd. Polyplastics is a leading supplier of engineered plastics in the Asia-Pacific region and is a venture between Daicel Chemical Industries Ltd., Japan (55%) and Ticona LLC (45% ownership and a wholly-owned subsidiary of CNA Holdings LLC). Polyplastics is a producer and marketer of POM and LCP, with principal production facilities located in Japan, Taiwan, Malaysia and China.
Fortron Industries LLC. Fortron is a leading global producer of polyphenylene sulfide ("PPS"), sold under the Fortron® brand, which is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance. Fortron is a limited liability company whose members are Ticona Fortron Inc. (50% ownership and a wholly-owned subsidiary of CNA Holdings LLC) and Kureha Corporation (50%). Fortron's facility is located in Wilmington, North Carolina. This venture combines the sales, marketing, distribution, compounding and manufacturing expertise of Celanese with the PPS polymer technology expertise of Kureha.
China acetate strategic ventures. We hold ownership interest in three separate acetate production ventures in China as follows: Nantong Cellulose Fibers Co. Ltd. (31%), Kunming Cellulose Fibers Co. Ltd. (30%) and Zhuhai Cellulose Fibers Co. Ltd. (30%). The China National Tobacco Corporation, the Chinese state-owned tobacco entity, controls the remaining ownership interest in each of these ventures.
Our Chinese acetate ventures fund their operations using operating cash flow and pay a dividend in the second quarter of each fiscal year based on the ventures' performance for the preceding year. In 2012, 2011 and 2010, we received cash dividends of $83 million, $78 million and $71 million, respectively.
During 2012, our venture's Nantong facility completed an expansion of its acetate flake and acetate tow capacity, each by 30,000 tons. We made contributions of $29 million over three years related to the capacity expansion in Nantong. Similar expansions since the ventures were formed have led to earnings growth and increased dividends for the Company.
According to the Euromonitor database services, China is estimated to have a 42% share of the world's 2011 cigarette consumption and is the fastest growing area for cigarette consumption at an estimated growth rate of 3.5% per year from 2011 through 2016. Combined, these ventures are a leader in Chinese domestic acetate production and we believe we are well positioned to supply Chinese cigarette producers.
Although our ownership interest in each of our China acetate ventures exceeds 20%, we account for these investments using the cost method of accounting because we determined that we cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on our involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

•	Other Equity Method Investments
InfraServs. We hold indirect ownership interests in several German InfraServ Groups that own and develop industrial parks and provide on-site general and administrative support to tenants. Our ownership interest in the equity investments in InfraServ ventures are as follows:

As of December 31, 2012
(In percentages)
InfraServ GmbH & Co. Gendorf KG	39
InfraServ GmbH & Co. Knapsack KG	27
InfraServ GmbH & Co. Hoechst KG	32
Raw Materials and Energy
We purchase a variety of raw materials and energy from sources in many countries for use in our production processes. We have a policy of maintaining, when available, multiple sources of supply for materials. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide, steam and acetaldehyde. Although we have been able to obtain sufficient supplies of raw materials, there can be no assurance that unforeseen developments will not affect our raw material supply. Even if we have multiple sources of supply for a raw material, there can be no assurance that these sources can make up for the loss of a major supplier. It is also possible profitability will be adversely affected if we are required to qualify additional sources of supply to our specifications in the event of the loss of a sole supplier. In addition, the price of raw materials varies, often substantially, from year to year.

A substantial portion of our products and raw materials are commodities whose prices fluctuate as supply and demand fundamentals change. Our production facilities rely largely on natural gas, coal, fuel oil and electricity for energy. We manage our exposure to commodity risk primarily through the use of long-term supply agreements, multi-year purchasing and sales agreements and forward purchase contracts.
We also currently purchase and lease supplies of various precious metals, such as rhodium, used as catalysts for the manufacture of Acetyl Intermediates products. For precious metals, the leases are normally distributed among multiple lessors for each product.
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
Intellectual Property
We attach importance to protecting our intellectual property, including through patents, trademarks, copyrights and product designs in order to preserve our investment in research and development, manufacturing and marketing. Patents may cover processes, products, intermediate products and product uses. We also seek to register trademarks as a means of protecting the brand names of our products. We protect our intellectual property against infringement and also seek to register design protection where appropriate.
Patents. In most industrial countries, patent protection exists for new substances and formulations, as well as for certain unique applications and production processes. However, we do business in regions of the world where intellectual property protection may be limited and difficult to enforce. We maintain strict information security policies and procedures wherever we do business. Such information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information, as well as employee awareness training. Moreover, we monitor competitive developments and defend against infringements on our intellectual property rights.
Trademarks. AOPlus®, AOPlus®2, AOPlus®3, VAntage®, VAntagePlusTM, VAntage®2, BuyTiconaDirectTM, Celanex®, Celcon®, Celstran®, CelFXTM, Celvolit®, Clarifoil®, Compel®, GUR®, Hostaform®, Impet®, Mowilith®, Nutrinova®, Riteflex®, Sunett®, SunsationSM, Thermx®, Zenite®, Vandar®, Vectra®, Vinamul®, EcoVAE®, Duroset®, Ateva®, Acetex®, TCX®, VitalDose®, BriteCoat® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron.
Neither Celanese nor any particular business segment is materially dependent upon any one patent, trademark, copyright or trade secret.
Environmental and Other Regulation
Matters pertaining to environmental and other regulations are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Accounting for Commitments and Contingencies, and Note 15 - Environmental and Note 23 - Commitments and Contingencies in the accompanying consolidated financial statements.

Employees
The approximate number of employees employed by Celanese on a continuing basis throughout the world is as follows:

Employees as of
December 31, 2012
North America
US	2,750
Canada	250
Mexico	600
Total	3,600
Europe
Germany	1,600
Other Europe	1,250
Total	2,850
Asia	1,050
Rest of World	50
Total	7,550
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
Available Information — Securities and Exchange Commission ("SEC") Filings and Corporate Governance Materials
We make available free of charge, through our internet website (http://www.celanese.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as ownership reports on Form 3 and Form 4, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including Celanese Corporation, that electronically file with the SEC at http://www.sec.gov.
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
Failure to comply with applicable laws, rules, regulations or court decisions could expose us to fines, penalties and other costs. Moreover, changes in laws or regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in the reporting requirements of the United States, Canadian, Mexican, German, European Union ("EU") or Asian governmental agencies, could increase the cost of doing business in these regions. Any of these conditions may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our securities, including our stock.
In particular, we have invested significant resources in China and other Asian countries. This region's growth may slow, and we may fail to realize the anticipated benefits associated with our investment there and our financial results may be adversely impacted.
In addition, we have significant operations and financial relationships based in Europe. Europe has historically accounted for over one-third of our net revenues and more than 40% in 2012. The European sovereign debt crisis and bank funding pressures in the Eurozone may continue to negatively impact our overall financial results due to reduced economic growth and resulting decreased end-use customer demand.
As of December 31, 2012, we held $189 million in cash in Europe. This cash is primarily invested in deposits in several European banks, a European money market fund that invests only in highly rated and liquid European sovereign debt and a US Treasury money market fund. The allocation of the cash invested in each of these options fluctuates based on market conditions. As of December 31, 2012, we also had $75 million of direct investments in highly rated European sovereign debt in our pension funds, accounting for less than 3% of our total pension fund assets, that may be affected if European economic conditions worsen. Finally, our ability to access additional liquidity from European financial institutions in the future may also be impaired.
We are subject to risks associated with the increased volatility in the prices and availability of key raw materials and energy, which could have a significant adverse effect on the margins of our products and our financial results.
We purchase significant amounts of ethylene, methanol, carbon monoxide and natural gas from third parties primarily for use in our production of basic chemicals in the Acetyl Intermediates segment, principally acetic acid, VAM and formaldehyde. We use a portion of our output of these chemicals, in turn, as inputs in the production of downstream products in all our business segments. We also purchase some of these raw materials for use in our Industrial Specialties segment, primarily for VAE and EVA production, as well as significant amounts of wood pulp for use in our production of cellulose acetate in our Consumer Specialties segment. The price of many of these items is dependent on the available supply of that item and may increase significantly as a result of natural disasters, plant or production disruptions, strikes or other labor unrest, war or other outbreak of hostilities or terrorism, breakdown or degradation of transportation infrastructure used for delivery of strategic raw materials and energy commodities, or changes in laws or regulations. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol, or the loss of our dedicated supplies of carbon monoxide, may have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs resulting in reduced margins and adverse financial results.
We are exposed to volatility in the prices of our raw materials and energy. Although we have agreements providing for the supply of ethylene, methanol, carbon monoxide, wood pulp, natural gas, electricity and fuel oil, the contractual prices for these raw materials and energy can vary with economic conditions and may be highly volatile. In addition to the factors noted above that may impact supply or price, factors that have caused volatility in our raw material prices in the past and which may do so in the future include:

•	Shortages of raw materials due to increasing demand, e.g., from growing uses or new uses;

•	Capacity constraints, e.g., due to construction delays, labor disruption or involuntary shutdowns;

•
The inability of a supplier to meet our delivery orders or a supplier's choice not to fulfill orders or to terminate a supply contract or our inability to obtain or renew supply contracts on favorable terms;

•	The general level of business and economic activity; and

•	The direct or indirect effect of governmental regulation (including the impact of government regulation relating to climate change).
If we are not able to fully offset the effects of higher energy and raw material costs through price increases, productivity improvements or cost reduction programs, or if such commodities become unavailable, it could have a significant adverse effect on our ability to timely and profitably manufacture and deliver our products with a resulting reduction in our margins and financial results.
A portion of our supply of methanol in North America is currently obtained under a contract expiring in 2015. If we are unable to obtain a reliable source of supply prior to expiration of the contract, we will likely purchase methanol on the open market. We currently plan to construct a methanol plant in the US to partially replace the methanol obtained under that contract.
Production at our manufacturing facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers' demands.
A disruption in production at one or more of our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which could cause them to seek other suppliers. In particular, production disruptions at our manufacturing facilities that produce chemicals used as inputs in the production of chemicals in other business segments, such as acetic acid, VAM and formaldehyde, could have a more significant adverse effect on our business and financial performance and results of operation to the extent of such vertical integration. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at the manufacturing facility may not be able to reach levels achieved prior to the disruption.
Failure to develop new products and production technologies or to implement productivity and cost reduction initiatives successfully may harm our competitive position.
Our operating results depend significantly on the development of commercially viable new products, product grades and applications, as well as process technologies, free of any legal restrictions. If we are unsuccessful in developing new products, applications and production processes in the future, our competitive position and operating results may be negatively affected. For example, we recently announced our intention to construct new ethanol manufacturing facilities in China and the US that will utilize advanced technology developed with elements of our proprietary advanced acetyl platform. However, as we invest in the commercialization of this new process technology, we face the risk of unanticipated operational or commercialization difficulties, including an inability to obtain necessary permits or governmental approvals, the development of competing technologies, failure of facilities or processes to operate in accordance with specifications or expectations, construction delays, cost over-runs, the unavailability of financing, required materials or equipment and various other factors. Likewise, we have undertaken and are continuing to undertake initiatives in all business segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.
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
One example of such regulations is the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT"), which was published by the Environmental Protection Agency ("EPA") in the Federal Register on March 21, 2011. EPA issued a revised final rule on December 20, 2012. The Boiler MACT regulation will require us to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our facilities in the next three to four years. Consequently, compliance with these laws and regulations may negatively affect our earnings and cash flows in a particular reporting period.
Changes in environmental, health and safety regulations in the jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products.
New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products.
In June 2009, the California Office of Environmental Health Hazard Assessment ("OEHHA") formally proposed to add VAM, along with 11 other substances, to a list of chemicals "known to the state of California" to cause cancer. OEHHA is required to maintain this list under the Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Celanese successfully defeated the attempt to list VAM through a judicial challenge that is now final, and OEHHA has withdrawn VAM from its list of proposed chemicals for the Proposition 65 list. However, OEHHA initially proposed VAM to the Proposition 65 list as a result of a lawsuit by an environmental group. Activists may again seek to require OEHHA to consider listing VAM or other chemicals on the Proposition 65 list. In addition, VAM or other chemicals we produce may be classified in other jurisdictions in a manner that would adversely affect demand for such products.
We are a producer of formaldehyde and plastics derived from formaldehyde. Several studies have investigated possible links between formaldehyde exposure and various end points including leukemia. The International Agency for Research on Cancer ("IARC"), a private research agency, has reclassified formaldehyde from Group 2A (probable human carcinogen) to Group 1 (known human carcinogen) based on studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans. In October 2009, IARC also concluded based on a recent study that there is sufficient evidence for a causal association between formaldehyde and the development of leukemia. We expect the results of IARC's review will be examined and considered by government agencies with responsibility for setting worker and environmental exposure standards and labeling requirements.

Other pending initiatives will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children's Chemical Evaluation Program, High Production Volume Chemical Initiative and expected modifications to the Toxic Substances Control Act ("TSCA") in the United States, as well as various European Commission programs, such as the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH").
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
Regulations are being implemented by the US Department of Homeland Security ("DHS") aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and security plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. We have registered certain of our sites with DHS in accordance with these regulations, have conducted vulnerability assessments at applicable sites and are awaiting DHS review and approval of security plans. Until that is done we cannot determine with certainty the costs associated with any security measures that DHS may require.
We are subject to risks associated with possible climate change legislation, regulation and international accords.
Greenhouse gas emissions have become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU. The EPA has promulgated rules concerning greenhouse gas emissions. In addition, regulation of greenhouse gas also could occur pursuant to future US treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.
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
The development, manufacture and sales of specialty chemical products by us, including products produced for the food, beverage, cigarette, automobile, medical device and pharmaceutical industries, involve a risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third party claims should our failure to perform result in downstream supply disruptions or product recalls.
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
Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. In particular, proposed US tax legislation could materially impact our results. Currently, the majority of our revenue is generated from customers located outside of the US, and a substantial portion of our assets and employees are located outside of the US. We have not accrued income taxes and foreign withholding taxes on undistributed earnings for most non-US subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain proposals could substantially increase our tax expense, which would substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities.
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
As of December 31, 2012, we had approximately 7,550 employees. Approximately 19% of our 2,750 US based employees are unionized. Our two US based collective bargaining agreements expire in 2014 and 2016. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the US. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives and the chances are low, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.

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
In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction and translation risks effectively, and volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk. Since a portion of our indebtedness is and will be denominated in currencies other than US dollars, a weakening of the US dollar could make it more difficult for us to repay our indebtedness denominated in foreign currencies unless we have cash flows in those foreign currencies from our foreign operations to repay such indebtedness.
We use financial instruments to hedge certain exposure to foreign currency fluctuations, but we cannot guarantee that our hedging strategies will be effective. In addition, the use of financial instruments creates counterparty settlement risk. Failure to effectively manage these risks could have an adverse impact on our financial position, results of operations and cash flows.
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
We attach importance to our patents, trademarks, copyrights, know-how and trade secrets in order to protect our investment in research and development, and competitive commercial positions in manufacturing and marketing of our products. We have also adopted internal policies for protecting our valuable know-how and trade secrets. We sometimes license patents and other technology from third parties. Our practice is to seek protection for significant developments that provide us competitive advantages and freedom to practice for our businesses. Patents may cover catalysts, processes, products, intermediate products and product uses. These patents are usually filed throughout the world and provide varying periods and scope of protection based on the filing date and the type of patent application. The legal life and scope of protections provided by patents may vary between countries in which we seek protection. As patents expire, the catalysts, processes and products described and claimed in those patents may become generally available for use by the public subject to our continued protection for associated know-how and trade secrets. We also seek to register trademarks as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. We operate in regions of the world where intellectual property protection may be limited and difficult to enforce and our continued growth strategy may bring us to additional regions with similar challenges. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, our revenues, results of operations and cash flows may be adversely affected.
We are subject to information technology security threats that could materially affect our business.
We have been and will continue to be subject to advanced persistent information technology security threats. While some unauthorized access to our information technology systems occurs, we believe to date these threats have not had a material impact on our business. We seek to detect and investigate these security incidents and to prevent their recurrence but in some cases we might be unaware of an incident or its magnitude and effects. The theft, mis-use or publication of our intellectual property and/or confidential business information or the compromising of our systems or networks could harm our competitive position, cause operational disruption, reduce the value of our investment in research and development of new products and other strategic initiatives or otherwise adversely affect our business or results of operations. To the extent that any security breach results in inappropriate disclosure of our employees', customers' or vendors' confidential information, we may incur liability as a result. Although we attempt to mitigate these risks by employing a number of measures, including monitoring of our systems and networks, and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to increasingly sophisticated advanced persistent threats that may have a material effect on our business. In addition, the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.
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
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
Our products provide important performance attributes to our customers' products. If a product fails to perform in a manner consistent with quality specifications, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more key customers.

The insurance coverage that we maintain may not fully cover all operational risks.
We maintain property, business interruption and casualty insurance but such insurance may not cover all of the risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In the future, there can be no assurance that the types of insurance we obtain or the level of coverage we maintain is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all.
Differences in views with our joint venture participants may cause our joint ventures not to operate according to their business plans, which may adversely affect our results of operations.
We currently participate in a number of joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. Differences in views among joint venture participants may result in delayed decisions or failure to agree on major decisions. If these differences cause the joint ventures to deviate from their business plans or to fail to achieve their desired operating performance, our results of operations could be adversely affected.
Risks Related to Our Indebtedness
Our level of indebtedness could diminish our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.
Our total indebtedness is $3.1 billion as of December 31, 2012. See Note 13 - Debt in the accompanying consolidated financial statements for further information.
Our level of indebtedness could have important consequences, including:

•
Increasing our vulnerability to general economic and industry conditions including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit facilities (the "Senior Credit Agreement");

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
Although covenants under the Senior Credit Agreement and the indentures governing the $600 million in aggregate principal amount of 6.625% Senior Notes due 2018, the $400 million in aggregate principal amount of 5.875% Senior Notes due 2021, and the $500 million in aggregate principal amount of 4.625% Senior Notes due 2022 (together, the "Notes") limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we could incur in compliance with these restrictions could be significant. To the extent that we incur additional indebtedness, the risks associated with our debt described above, including our possible inability to service our debt, including the Notes, would increase.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase. As of December 31, 2012, we had $781 million, €214 million and CNY680 million of variable rate debt and outstanding US-dollar interest rate swap agreements with a notional value of $1.1 billion that expire January 2, 2014. These interest rate swap agreements have the economic effect of modifying the US-dollar variable rate obligations into fixed interest obligations. Accordingly, a 1% increase in interest rates would increase annual interest expense by $1 million.
On February 1, 2012, we executed forward-starting interest rate swap agreements with a notional value of $500 million which are effective January 2, 2014 through January 2, 2016. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, Item 7A. Quantitative and Qualitative Disclosures About Market Risk below and Note 21 - Derivative Financial Instruments in the accompanying consolidated financial statements for further information.
We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on the financial condition and operating performance of our subsidiaries, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
In addition, the Senior Credit Agreement requires us to maintain a maximum first lien senior secured leverage ratio if there are outstanding borrowings or letters of credit issued under the revolving credit facility. Our ability to meet this financial ratio can be affected by events beyond our control, and we may not be able to meet this test at all.
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
A breach of any of these covenants could result in a default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, a default under the Senior Credit Agreement could permit lenders to accelerate the maturity of our indebtedness under the Senior Credit Agreement and to terminate any commitments to lend. If we were unable to repay or refinance such indebtedness, the lenders under the Senior Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. Our subsidiaries have pledged a significant portion of our assets as collateral to secure our indebtedness under the Senior Credit Agreement. If the lenders under the Senior Credit Agreement accelerate the repayment of such indebtedness, we may not have sufficient assets to repay such amounts or our other indebtedness, including the Notes. In such event, we could be forced into bankruptcy or liquidation.

Celanese and Celanese US are holding companies and depend on subsidiaries to satisfy their obligations under the Notes and the guarantee of Celanese US's obligations under the Notes by Celanese.
As holding companies, Celanese and Celanese US conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. Consequently, the principal source of cash to pay Celanese and Celanese US's obligations, including obligations under the Notes and the guarantee of the Celanese US's obligations under the Notes by Celanese, is the cash that our subsidiaries generate from their operations. We cannot assure that our subsidiaries will be able to, or be permitted to, make distributions to enable Celanese US and/or Celanese to make payments in respect of their obligations. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of our debt instruments may limit our subsidiaries' ability to distribute cash to Celanese US and Celanese. While the indentures governing the Notes limit the ability of our subsidiaries to put restrictions on paying dividends or making other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which may have the effect of significantly restricting the applicability of those limits. In the event Celanese US and/or Celanese do not receive distributions from our subsidiaries, Celanese US and/or Celanese may be unable to make required payments on the Notes, the guarantee of Celanese US's obligations under the Notes by Celanese, or our other indebtedness.
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Description of Property
We and our affiliates own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal production and other facilities throughout the world as of December 31, 2012.

Site	Leased/Owned	Products/Functions
Corporate Offices
Budapest, Hungary	Leased	Administrative offices
Irving, Texas, US	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices
Advanced Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	POM, GUR® ultra-high molecular weight polyethylene, Compounding
Florence, Kentucky, US	Owned	Compounding
Frankfurt am Main, Germany(1)	Owned by InfraServ GmbH & Co. Hoechst KG(8)	POM, Compounding
Fuji City, Japan	Owned by Polyplastics Co., Ltd.(8)	POM, PBT, LCP, Compounding
Jubail, Saudi Arabia	Owned by National Methanol Company(8)	MTBE, Methanol
Kaiserslautern, Germany(1)	Leased	LFT
Kelsterbach, Germany	Owned	Site is no longer operating
Kuantan, Malaysia	Owned by Polyplastics Co., Ltd.(8)	POM, Compounding
Leuna, Germany	Owned by Polyplastics Co., Ltd.(8)	P-hydroxybenzoic acid, Potassium sulfate
Nanjing, China(2)	Owned	LFT, GUR® ultra-high molecular weight polyethylene, Compounding
Oberhausen, Germany(1)	Leased	GUR® ultra-high molecular weight polyethylene
Shelby, North Carolina, US	Owned	LCP, Compounding
Suzano, Brazil(1)	Leased	Compounding
Ulsan, South Korea	Owned by Korea Engineering Plastics Co., Ltd.(8)	POM
Wilmington, North Carolina, US	Owned by Fortron Industries LLC(8)	PPS
Winona, Minnesota, US	Owned	LFT
Consumer Specialties
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(8)	Sorbates, Sunett® sweetener
Kunming, China	Leased by Kunming Cellulose Fibers Co. Ltd.(5)	Acetate tow
Lanaken, Belgium	Owned	Acetate tow
Nantong, China	Owned by Nantong Cellulose Fibers Co. Ltd.(6)	Acetate tow, Acetate flake
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Ocotlán, Mexico	Owned	Acetate tow, Acetate flake
Spondon, Derby, United Kingdom(9)	Owned	Acetate film
Zhuhai, China	Leased by Zhuhai Cellulose Fibers Co. Ltd.(7)	Acetate tow

Site	Leased/Owned	Products/Functions
Industrial Specialties
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Edmonton, Alberta, Canada	Owned	LDPE, EVA
Enoree, South Carolina, US	Owned	Conventional emulsions, VAE emulsions
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(8)	Conventional emulsions, VAE emulsions
Geleen, Netherlands	Owned	VAE emulsions
Meredosia, Illinois, US	Owned	Conventional emulsions, VAE emulsions
Nanjing, China(2)	Owned	Conventional emulsions, VAE emulsions
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
Tarragona, Spain(4)	Owned by Complejo Industrial Taqsa AIE(6)	Conventional emulsions, VAE emulsions
Acetyl Intermediates
Bay City, Texas, US(1)	Leased	VAM
Bishop, Texas, US	Owned	Formaldehyde
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate
Clear Lake, Texas, US	Owned	Acetic acid, VAM
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(8)	Acetaldehyde, VAM, Butyl acetate
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Nanjing, China(2)	Owned	Acetic acid, Acetic anhydride, VAM
Pardies, France	Owned	Site is no longer operating
Roussillon, France(1)	Leased	Acetic anhydride
Tarragona, Spain(4)	Owned by Complejo Industrial Taqsa AIE(6)	VAM
__________________________

(1)	Celanese owns the assets on this site and leases the land through the terms of a long-term land lease.

(2)
Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site. Celanese also owns the land through "land use right grants" for 46 to 50 years with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(3)	Multiple Celanese business segments conduct operations at the Frankfurt Hoechst Industrial Park located in Frankfurt am Main, Germany.

(4)
Multiple Celanese business segments conduct operations at the Tarragona site. Celanese owns the assets on this site and shares ownership in the land. Celanese’s ownership percentage in the land is 15%.

(5)	A Celanese cost method investment. Kunming Cellulose Fibers Co. Ltd. owns the assets on this site and leases the land from China National Tobacco Corporation.

(6)	A Celanese cost method investment.

(7)	A Celanese cost method investment. Zhuhai Cellulose Fibers Co. Ltd. owns the assets on this site and leases the land from China National Tobacco Corporation.

(8)	A Celanese equity method investment.

(9)	Celanese no longer manufactures acetate tow and acetate flake at the Spondon, Derby, United Kingdom site as of December 31, 2012.

Item 3.  Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust, intellectual property, workers’ compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. See Note 15 - Environmental and Note 23 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of environmental matters and commitments and contingencies related to legal and regulatory proceedings.
Item 4.  Mine Safety Disclosures
None.
Executive Officers of the Registrant
The names, ages and biographies of our executive officers as of February 8, 2013 are as follows:

Name	Age	Position
Mark C. Rohr	61	Chairman of the Board of Directors and Chief Executive Officer, President
Douglas M. Madden	60	Chief Operating Officer
Steven M. Sterin	41	Senior Vice President and Chief Financial Officer
Christopher W. Jensen	46	Senior Vice President, Finance
Lori A. Johnston	48	Senior Vice President, Human Resources
Gjon N. Nivica, Jr.	48	Senior Vice President, General Counsel and Corporate Secretary
Mark W. Oberle	47	Senior Vice President, Corporate Affairs
Jay C. Townsend	54	Senior Vice President, Business Strategy Development and Procurement
Mark C. Rohr has been our Chairman of the Board of Directors and Chief Executive Officer and President since April 2012 and a member of our board of directors since April 2007. He served as a director and as the Executive Chairman of Albemarle Corporation, a global developer, manufacturer and marketer of highly-engineered specialty chemicals, from September 2011 until February 2012 and previously had served as the Chairman from 2008 to 2011, President from 2000 to 2010, Chief Operating Officer from 2000 to 2002 and Chief Executive Officer from 2002 to 2011 of Albemarle. Prior to that, Mr. Rohr served as Executive Vice President - Operations of Albemarle. Before joining Albemarle, Mr. Rohr held leadership roles with companies including Occidental Chemical Corporation and The Dow Chemical Company. Mr. Rohr has served on the board of directors of Ashland Inc. since 2008, and has served as a member of its audit committee and the environmental, health & safety committee. He also serves on the board of directors and the executive committee of the American Chemical Council. Mr. Rohr received a bachelor's degree in chemistry and chemical engineering from Mississippi State University.
Douglas M. Madden has served as our Chief Operating Officer since December 2009. Prior to that time, Mr. Madden served as Corporate Executive Vice President with responsibility for the Company’s Acetyl Intermediates and Industrial Specialties Segments since February 2009. He was the Executive Vice President and President, Acetate, EVA Performance Polymers and Emulsions & PVOH from 2006 through February 2009. Mr. Madden previously served as President of Celanese Acetate from October 2003 to 2006. Prior to assuming leadership for Celanese Acetate, Mr. Madden served as Vice President and General Manager of the acrylates business and head of global supply chain for Celanese Chemicals from 2000 to October 2003. Prior to 2000, Mr. Madden held various vice president level positions in finance, global procurement and business support with the Hoechst Celanese Life Sciences Group, Celanese Fibers and Celanese Chemicals businesses. In 1990, he served as business director for our GUR® ultra-high molecular weight polyethylene business and held prior responsibilities as director of quality management for Specialty Products. Mr. Madden started his career with American Hoechst Corporation in 1984 as manager of corporate distribution. His prior experience included operational and distribution management with Warner-Lambert and Johnson & Johnson. Mr. Madden received a bachelor's degree in business administration from the University of Illinois. On November 19, 2012, Mr. Madden provided notice of his intent to retire from the Company as Chief Operating Officer, effective March 31, 2013. The Company does not plan to appoint a successor to Mr. Madden.

Steven M. Sterin has served as our Senior Vice President and Chief Financial Officer since July 2007. Mr. Sterin previously served as our Vice President, Controller and Principal Accounting Officer from September 2005 to July 2007 and Director of Finance for Celanese Chemicals from 2003 to 2005 and Controller of Celanese Chemicals from 2004 to 2005. Prior to joining Celanese, Mr. Sterin worked for Reichhold, Inc., a subsidiary of Dainnippon Ink and Chemicals, Incorporated, beginning in 1997. There he held a variety of leadership positions in the finance organization before serving as Treasurer from 2000 to 2001 and later as Vice President of Finance, Coating Resins from 2001 to 2003. Mr. Sterin began his career at Price Waterhouse LLP, an assurance, tax and advisory services firm, currently known as PricewaterhouseCoopers LLP. Mr. Sterin, a Certified Public Accountant, graduated from the University of Texas at Austin in May 1995, receiving both a bachelor's degree in business and a master's degree in professional accounting.
Christopher W. Jensen has served as our Senior Vice President, Finance since April 2011. From August 2010 to April 2011, Mr. Jensen served as our Senior Vice President, Finance and Treasurer. Prior to August 2010, Mr. Jensen served as our Vice President and Corporate Controller from March 2009 to July 2010. From May 2008 to February 2009, he served as Vice President of Finance and Treasurer. In his current capacity, Mr. Jensen has global responsibility for corporate finance, treasury operations, insurance risk management, pensions, business planning and analysis, corporate accounting, tax and general ledger accounting. Mr. Jensen was previously the Assistant Corporate Controller from March 2007 through April 2008, where he was responsible for SEC reporting, internal reporting, and technical accounting. In his initial role at Celanese from October 2005 through March 2007, he built and directed the company’s technical accounting function. From August 2004 to October 2005, Mr. Jensen worked in the inspections and registration division of the Public Company Accounting Oversight Board. He spent 13 years of his career at PricewaterhouseCoopers LLP, an assurance, tax and advisory services firm, in various positions in both the auditing and mergers & acquisitions groups. Mr. Jensen earned bachelor's and master’s degrees in accounting from Brigham Young University and is a Certified Public Accountant.
Lori A. Johnston has served as our Senior Vice President, Human Resources since October 2012. Prior to joining Celanese, she was the Vice President, International Human Resources for Amgen, Inc., a biotechnology medicines company, and had served in various human resources positions of increasing importance with Amgen since 2001, except from January 2006 to April 2007 when she served as the Human Resources and Communications Director of the Michael and Susan Dell Foundation.  Before joining Amgen, Ms. Johnston held a variety of leadership positions beginning in 1990 at Dell, Inc., a global information technology company, before serving as the Human Resources Director, Home and Small Business, from 1997 to 2001. Ms. Johnston earned a master's of human sciences degree from Our Lady of the Lake University and a bachelor's degree in psychology from the University of Central Oklahoma.
Gjon N. Nivica, Jr. has served as our Senior Vice President, General Counsel and Corporate Secretary since April 2009. Prior to that time, Mr. Nivica served as Vice President and General Counsel of the $5 billion Honeywell Transportation Systems business group from 2005 to 2009, during which time he also served as Deputy General Counsel to Honeywell International Inc. Prior to that time, he was the Vice President and General Counsel to Honeywell Aerospace Electronic Systems from 2002 to 2005 and to Honeywell Engines Systems and Services from 1996 to 2002. Mr. Nivica began his career in 1989 as a corporate associate in the Los Angeles office of Gibson, Dunn & Crutcher, a global law firm, where he specialized in acquisitions, divestitures and general corporate and securities work, before becoming M&A Senior Counsel to AlliedSignal Aerospace Inc. from 1994 to 1996. Mr. Nivica received his J.D., magna cum laude, from Boston University Law School.
Mark W. Oberle has served as our Senior Vice President, Corporate Affairs since February 2010. From April 2005 to February 2010, Mr. Oberle served as our Vice President, Investor Relations. He assumed overall responsibility for global communications and public affairs in 2006. Prior to joining Celanese, Mr. Oberle was Director of Investor Relations for Navistar International Corporation, a holding company whose subsidiaries and affiliates produce commercial and military trucks, diesel engines, commercial buses and recreational vehicles, where he served also in a variety of financial and commercial roles from 1996 to 2005. Prior to that time, he was a management consultant with KPMG LLP. Mr. Oberle earned bachelor’s and master’s degrees in business administration from Bradley University.
Jay C. Townsend has served as our Senior Vice President, Business Strategy Development and Procurement since 2010. Mr. Townsend previously served as our Senior Vice President, Strategy and Business Development from 2007 to 2010, and as our Vice President of Business Strategy and Development from 2005 to 2006. Mr. Townsend joined Celanese in 1986 as a Business Analyst and has held several roles of increasing responsibility within the US and Europe. Mr. Townsend received his bachelor's degree in international finance from Widener University in 1980.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Series A common stock has traded on the New York Stock Exchange under the symbol "CE" since January 21, 2005. The closing sale price of our Series A common stock, as reported by the New York Stock Exchange, on February 4, 2013 was $46.53. The following table sets forth the high and low intraday sales prices per share of our Series A common stock, as reported by the New York Stock Exchange, and the dividends declared per share on our Series A common stock for the periods indicated.

	Price Range		Dividends Declared Per Share
	High	Low
2012
Quarter ended March 31, 2012	$52.59	$42.25	$0.060
Quarter ended June 30, 2012	$49.80	$33.24	$0.060
Quarter ended September 30, 2012	$43.18	$32.77	$0.075
Quarter ended December 31, 2012	$45.31	$34.96	$0.075
2011
Quarter ended March 31, 2011	$45.42	$38.36	$0.050
Quarter ended June 30, 2011	$53.88	$42.95	$0.050
Quarter ended September 30, 2011	$58.68	$32.49	$0.060
Quarter ended December 31, 2011	$47.00	$29.43	$0.060
Holders
No shares of Celanese’s Series B common stock and no shares of Celanese’s 4.25% convertible perpetual preferred stock ("Preferred Stock") are issued and outstanding. As of February 4, 2013, there were 34 holders of record of our Series A common stock. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 55,594 beneficial holders.
Dividend Policy
Our Board of Directors has a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock as determined in its sole discretion. Our Board of Directors may, at any time, modify or revoke our dividend policy on our Series A common stock.
On February 6, 2013, we declared a cash dividend of $0.075 per share on our Series A common stock amounting to $12 million. The cash dividend was for the period from November 1, 2012 to January 31, 2013 and will be paid on February 28, 2013 to holders of record as of February 19, 2013.
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

Celanese Purchases of its Equity Securities
The table below sets forth information regarding repurchases of our Series A common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
October 1 - 31, 2012	260,208	$37.76	84,236	$397,000,000
November 1 - 30, 2012	64,672	$39.35	63,396	$394,000,000
December 1 - 31, 2012	73,384	$43.04	58,699	$392,000,000
Total	398,264		206,331
___________________________

(1)
Includes 175,972, 1,276, and 14,685 for October, November and December 2012, respectively, related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of December 31, 2012	893

Performance Graph
The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
Comparison of Cumulative Total Return

Summary Returns	CE	S&P 500	S&P 500 Chemicals	S&P 500 Specialty Chemicals
6 - Month	29.1%	4.7%	6.7%	12.8%
1 - Year	1.2%	13.4%	20.9%	38.9%
2 - Year	9.4%	13.4%	16.7%	45.4%
3 - Year	41.1%	27.9%	39.0%	75.7%
5 - Year	8.6%	(2.9%)	14.0%	101.5%

250%
200%
150%
100%
50%
0%
1/1/2008
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
CE
S&P 500
S&P 500 Chemicals
S&P 500 Specialty Chemicals

This comparison is based on a return assuming $100 invested January 1, 2008 in Celanese Corporation Common Stock and the S&P 500 Composite Index, the S&P 500 Chemicals Index and the S&P 500 Specialty Chemicals Index, assuming the reinvestment of all dividends

Recent Sales of Unregistered Securities
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

Item 6. Selected Financial Data
The balance sheet data as of December 31, 2012 and 2011, and the statements of operations data for the years ended December 31, 2012, 2011 and 2010, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2010, 2009 and 2008 and the statements of operations data for the years ended December 31, 2009 and 2008 shown below were derived from previously issued financial statements, adjusted for applicable discontinued operations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In $ millions, except per share data)
Statement of Operations Data
Net sales	6,418	6,763	5,918	5,082	6,823
Other (charges) gains, net	(14)	(48)	(46)	(136)	(108)
Operating profit	511	690	503	290	440
Earnings (loss) from continuing operations before tax	657	755	538	251	433
Earnings (loss) from continuing operations	609	606	426	494	370
Earnings (loss) from discontinued operations	(4)	1	(49)	4	(90)
Net earnings (loss) attributable to Celanese Corporation	605	607	377	498	281
Earnings (loss) per common share
Continuing operations — basic	3.84	3.88	2.73	3.37	2.44
Continuing operations — diluted	3.81	3.81	2.69	3.14	2.27
Balance Sheet Data (at the end of period)
Total assets	9,000	8,518	8,281	8,412	7,158
Total debt	3,098	3,017	3,218	3,501	3,533
Total Celanese Corporation stockholders’ equity	1,730	1,341	926	586	174
Other Financial Data
Depreciation and amortization	308	298	287	308	350
Capital expenditures(1)	339	364	222	167	267
Dividends paid per common share(2)	0.27	0.22	0.18	0.16	0.16
________________________

(1)
Amounts include accrued capital expenditures. Amounts do not include capital expenditures related to capital lease obligations or capital expenditures related to the relocation and expansion of our POM plant in Kelsterbach. See Note 24 - Supplemental Cash Flow Information and Note 27 - Plant Relocation in the accompanying consolidated financial statements.

(2)
Annual dividends for the year ended December 31, 2012 consist of two quarterly dividend payments of $0.06 and two quarterly dividend payments of $0.075 per share. In April 2012 the Board of Directors approved a 25% increase in our quarterly dividend rate from $0.06 to $0.075 per share of Series A common stock applicable to dividends payable beginning in August 2012. Annual dividends for the year ended December 31, 2011 consist of two quarterly dividend payments of $0.05 and two quarterly dividend payments of $0.06 per share. In April 2011 the Board of Directors approved a 20% increase in our quarterly dividend rate from $0.05 to $0.06 per share of Series A common stock applicable to dividends payable beginning in August 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Annual Report on Form 10-K ("Annual Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the "Company," "we," "our" and "us," refer to Celanese and its subsidiaries on a consolidated basis. The term "Celanese US" refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Annual Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below.
Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Annual Report contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Generally, words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "plan," "may," "can," "could," "might," and "will," and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. See "Special Note Regarding Forward-Looking Statements" at the beginning of this Annual Report for further discussion.

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
2012 Highlights

•
We completed an offering of $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022. In connection with completion of the offering, we repaid $400 million of our existing senior secured credit facility indebtedness that was set to mature in 2016 and used the remaining proceeds, together with cash on hand, to make a $100 million contribution to our US pension plan.

•	We ceased manufacturing acetate tow and acetate flake at our Spondon, Derby, United Kingdom site.

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

•	We announced that the Board of Directors increased our remaining share repurchase authorization as of September 30, 2012 to $400 million.

•
We launched the new SunsationSM platform to help food and beverage manufacturers develop low- and no-calorie products that are better tasting and simplify the formulation process to bring products to market faster.

•
We entered into a joint statement of cooperation to advance the development of fuel ethanol projects with Pertamina, the state-owned energy company of Indonesia. In line with our long-term strategy to develop new and renewable energy capabilities, Pertamina will collaborate exclusively with us to jointly develop synthetic fuel ethanol projects in the Republic of Indonesia utilizing our proprietary TCX® ethanol process technology.

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

•
We received key government approvals necessary to proceed with previously announced plans to modify and enhance our existing integrated acetyl facility at the Nanjing Chemical Industrial Park in China to produce ethanol for industrial uses. Based upon continued advancements to our TCX® ethanol process technology, we now expect to have approximately 30 to 40 percent additional ethanol production capacity above the originally announced 200,000 tons with no increase in the capital investment for the modification and enhancement. The unit is expected to startup in late 2013.

•
Moody's Investors Service and Standard & Poor's Ratings Services both upgraded its outlook for Celanese to "Positive" from "Stable." In raising our outlook, both agencies cited improved operating performance, debt reduction as well as our operational, geographical and product diversity.

•
We announced that our Board of Directors approved a 25% increase in our quarterly Series A Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.06 to $0.075 per share of Common Stock on a quarterly basis and $0.24 to $0.30 per share of Common Stock on an annual basis. The new dividend rate began in August 2012.

2013 Outlook

•
We anticipate a challenging global economic environment will continue into 2013, particularly with the uncertainty in the European Union. We expect growth in China will improve throughout the year but remain modest compared to historic levels. As a result, a higher proportion of our earnings is expected to be generated in higher tax jurisdictions, but should not impact our earnings growth. We expect our earnings growth in 2013 to be consistent with our long-term growth objectives of 12% to 14% and to be driven by Celanese-specific initiatives. In addition to productivity initiatives, we will continue to focus on technology platforms that expand our addressable opportunities, invest in technology innovation that enhances our growth prospects and to increase the effectiveness and speed of new product introductions.

Results of Operations
Financial Highlights

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Statement of Operations Data
Net sales	6,418	6,763	5,918
Gross profit	1,192	1,434	1,180
Selling, general and administrative expenses	(507)	(536)	(505)
Other (charges) gains, net	(14)	(48)	(46)
Operating profit (loss)	511	690	503
Equity in net earnings of affiliates	242	192	168
Interest expense	(185)	(221)	(204)
Refinancing expense	(3)	(3)	(16)
Dividend income - cost investments	85	80	73
Earnings (loss) from continuing operations before tax	657	755	538
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	609	606	426
Earnings (loss) from discontinued operations	(4)	1	(49)
Net earnings (loss)	605	607	377
Other Data
Depreciation and amortization	308	298	287
Operating margin(1)	8.0%	10.2%	8.5%
Other (charges) gains, net
Employee termination benefits	(6)	(22)	(32)
Kelsterbach plant relocation	(7)	(47)	(26)
Plumbing actions	5	6	59
Insurance recoveries	—	—	18
Asset impairments	(8)	(1)	(74)
Plant/office closures	—	—	(4)
Commercial disputes	2	15	13
Other	—	1	—
Total other (charges) gains, net	(14)	(48)	(46)
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

	As of December 31,
	2012	2011
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	959	682

Short-term borrowings and current installments of long-term debt - third party and affiliates	168	144
Long-term debt	2,930	2,873
Total debt	3,098	3,017

Selected Data by Business Segment

	Year Ended			Year Ended
	December 31,			December 31,
	2012	2011	Change	2011	2010	Change
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	1,261	1,298	(37)	1,298	1,109	189
Consumer Specialties	1,186	1,161	25	1,161	1,098	63
Industrial Specialties	1,184	1,223	(39)	1,223	1,036	187
Acetyl Intermediates	3,231	3,551	(320)	3,551	3,082	469
Other Activities	—	1	(1)	1	2	(1)
Inter-segment eliminations	(444)	(471)	27	(471)	(409)	(62)
Total	6,418	6,763	(345)	6,763	5,918	845
Other (Charges) Gains, Net
Advanced Engineered Materials	(2)	(49)	47	(49)	31	(80)
Consumer Specialties	(4)	(3)	(1)	(3)	(76)	73
Industrial Specialties	—	—	—	—	25	(25)
Acetyl Intermediates	—	14	(14)	14	(12)	26
Other Activities	(8)	(10)	2	(10)	(14)	4
Total	(14)	(48)	34	(48)	(46)	(2)
Operating Profit (Loss)
Advanced Engineered Materials	86	76	10	76	186	(110)
Consumer Specialties	244	227	17	227	164	63
Industrial Specialties	82	100	(18)	100	89	11
Acetyl Intermediates	263	459	(196)	459	243	216
Other Activities	(164)	(172)	8	(172)	(179)	7
Total	511	690	(179)	690	503	187
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	276	239	37	239	329	(90)
Consumer Specialties	334	307	27	307	237	70
Industrial Specialties	82	102	(20)	102	89	13
Acetyl Intermediates	276	469	(193)	469	252	217
Other Activities	(311)	(362)	51	(362)	(369)	7
Total	657	755	(98)	755	538	217
Depreciation and Amortization
Advanced Engineered Materials	113	100	13	100	76	24
Consumer Specialties	45	44	1	44	42	2
Industrial Specialties	55	45	10	45	41	4
Acetyl Intermediates	80	96	(16)	96	117	(21)
Other Activities	15	13	2	13	11	2
Total	308	298	10	298	287	11
Operating Margin
Advanced Engineered Materials	6.8%	5.9%		5.9%	16.8%
Consumer Specialties	20.6%	19.6%		19.6%	14.9%
Industrial Specialties	6.9%	8.2%		8.2%	8.6%
Acetyl Intermediates	8.1%	12.9%		12.9%	7.9%
Total	8.0%	10.2%		10.2%	8.5%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Volume	Price	Currency	Other	Total
	(In percentages)
Advanced Engineered Materials	(2)	2	(3)	—	(3)
Consumer Specialties	(4)	6	—	—	2
Industrial Specialties	3	(3)	(3)	—	(3)
Acetyl Intermediates	—	(7)	(2)	—	(9)
Total Company	—	(3)	(2)	—	(5)
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Volume	Price	Currency	Other		Total
	(In percentages)
Advanced Engineered Materials	2	8	3	4	(1)	17
Consumer Specialties	1	5	—	—		6
Industrial Specialties	2	13	3	—		18
Acetyl Intermediates	(4)	16	3	—		15
Total Company	(1)	13	3	—		15
______________________________
(1)    2011 includes the effects of the two product lines acquired in May 2010 from DuPont Performance Polymers.
Consolidated Results – Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Net sales decreased $345 million in 2012 from 2011 primarily due to lower pricing in our Acetyl Intermediates segment and unfavorable currency impacts across all our segments, except Consumer Specialties, due to the stronger US dollar against the Euro. Although Acetyl Intermediates volumes remained flat compared to the prior year, acetic acid pricing declined compared to 2011 as a result of the unfavorable economic conditions in Europe and Asia. Also in 2011, temporarily elevated industry utilization due to planned and unplanned outages of acetyl products resulted in higher industry pricing.
Operating profit decreased $179 million from the prior year primarily due to lower pricing in our Acetyl Intermediates segment and unfavorable currency impacts. Lower other (charges) gains, net and selling, general and administrative expenses on a consolidated basis were not sufficient to offset the pricing and currency impacts. Operating profit as a percentage of sales in 2012 decreased to 8.0% from 10.2% in 2011.
Selling, general and administrative expenses decreased $29 million in 2012 primarily due to a reduction in business and functional optimization initiatives and other productivity spending. As a percentage of sales, selling, general and administrative expenses remained unchanged at 7.9% for the years ended December 31, 2012 and 2011.
Other (charges) gains, net changed $34 million during 2012 as compared to 2011 primarily due to lower expenses related to the relocation of our German polyacetal ("POM") operations to the Frankfurt Hoechst Industrial Park in Germany. During the year ended December 31, 2012 and 2011 we recorded $7 million and $47 million of relocation expenses, respectively. Additionally, we recorded $8 million of employee termination benefits during the year ended December 31, 2011 related to the relocation of our German POM plant. No additional employee termination benefits were recorded in 2012. See Note 27 - Plant Relocation in the accompanying consolidated financial statements for further information regarding the POM plant relocation. The German POM operations are included in our Advanced Engineered Materials segment.
During the year ended December 31, 2011, we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. The resolution of this commercial dispute is included in our Acetyl Intermediates segment.

Equity in net earnings of affiliates increased $50 million in 2012 compared to the prior year primarily due to $18 million in higher earnings in our Ibn Sina affiliate and $13 million in our Polyplastics affiliate both included in our Advanced Engineered Materials segment. During the year ended December 31, 2012, a subsidiary of our Infraserv Hoechst affiliate restructured its debt resulting in additional net earnings of affiliates of $22 million of which $3 million was attributable to our Consumer Specialties segment, $6 million to our Acetyl Intermediates segment and $13 million to Other Activities.
Our effective income tax rate for the year ended December 31, 2012 was 7% compared to 20% for the year ended December 31, 2011. The effective tax rate for 2012 was favorably impacted by foreign tax credit carryforwards realized in the US during the three months ended March 31, 2012 and offset by deferred tax charges related to changes in assessment regarding the permanent reinvestment of certain foreign earnings.
Consolidated Results - Year Ended December 31, 2011 Compared with Year Ended December 31, 2010
Net sales increased $845 million in 2011 from 2010 primarily due to higher pricing across all of our business segments. Favorable foreign currency impacts due to the weakening of the US dollar against the Euro also added to the increase in net sales. In addition to higher pricing, our Advanced Engineered Materials segment contributed to our increase in net sales reflecting the impact of the two product lines, Zenite® liquid crystal polymers ("LCP") and Thermx® polycyclohexylene-dimethylene terephthalate ("PCT"), acquired in May 2010, as well as higher volumes in almost all of its product lines, particularly in long-fiber reinforced thermoplastics ("LFT") and GUR® ultra-high molecular weight polyethylene. Increased net sales also were a result of strong global demand and higher innovation volumes from our Emulsions business. Volumes in our Consumer Specialties segment remained relatively flat while volumes in our Acetyl Intermediates segment decreased primarily due to planned and unplanned production outages at our Nanjing facility and industry destocking across the supply chain at the end of the year.
Operating profit increased $187 million from the prior year due to higher net sales, primarily in our Acetyl Intermediates segment, which more than offset the increase in raw materials, other variable costs, and selling, general and administrative expenses. Operating profit also increased due to the absence of certain write-offs and accelerated amortization recorded in 2010. During the year ended December 31, 2010, we wrote-off other productive assets of $18 million related to our Singapore and Nanjing, China facilities, which are included in our Acetyl Intermediates segment. We also recorded $22 million of accelerated amortization to write-off the asset associated with a raw material purchase agreement with a supplier who filed for bankruptcy in 2009. The accelerated amortization was recorded as $20 million to our Acetyl Intermediates segment and $2 million to our Advanced Engineered Materials segment. Both the write-off of other productive assets and accelerated amortization were recorded to Cost of Sales in the accompanying consolidated statements of operations during the year ended December 31, 2010.
Selling, general and administrative expenses increased $31 million in 2011 primarily due to costs associated with business and functional optimization initiatives and higher spending on innovation. However, as a percentage of sales, selling, general and administrative expenses declined from 8.5% to 7.9% for the year ended December 31, 2011 as compared to the same period in 2010 due to sustainable efficiencies.
Other (charges) gains, net changed $2 million during 2011 as compared to 2010 primarily due to a decrease in asset impairments and employee termination benefits offset by an increase in plant relocation costs, a decrease in insurance recoveries and the absence of reductions in legal reserves.
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
Employee termination benefits decreased $10 million compared to prior year, primarily due to lower severance costs associated with the planned closure of our Spondon, Derby, United Kingdom facility and our "Project of Closure" at our Pardies, France operations, offset by additional severance costs related to our Kelsterbach plant relocation. The Pardies, France operations are included in our Acetyl Intermediates segment. See Note 4, Acquisitions - Dispositions, Ventures and Plant Closures in the accompanying consolidated financial statements for further information regarding these plant closures. We recorded $8 million of employee termination benefits during the year ended December 31, 2011 related to the relocation of our POM Kelsterbach, Germany operations to the Frankfurt Hoechst Industrial Park, Germany. On September 26, 2011, we announced the start-up of the new POM production facility in the Frankfurt Hoechst Industrial Park.

During the year ended December 31, 2011, we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. The resolution of this commercial dispute is included in the Acetyl Intermediates segment.
Other (charges) gains, net for the year ended December 31, 2011 and 2010 was partially offset by $6 million and $59 million, respectively, of recoveries and decreases in legal reserves associated with plumbing actions which are included in our Advanced Engineered Materials segment.
As a result of certain events beginning in October 2008 and subsequent periodic cessation of production during 2009, we recorded $25 million of insurance recoveries during the year ended December 31, 2010 in our Industrial Specialties segment. This amount was partially offset by a $7 million charge from our captive insurance companies included in Other Activities.
Equity in net earnings of affiliates increased during 2011 primarily due to higher earnings in our Ibn Sina affiliate included in our Advanced Engineered Materials segment.
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
Business Segments – Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Advanced Engineered Materials

	Year Ended December 31,
	2012	2011	Change
	(In $ millions, except percentages)
Net sales	1,261	1,298	(37)
Net sales variance
Volume	(2)%
Price	2%
Currency	(3)%
Other	—%
Other (charges) gains, net	(2)	(49)	47
Operating profit (loss)	86	76	10
Operating margin	6.8%	5.9%
Equity in net earnings (loss) of affiliates	190	161	29
Earnings (loss) from continuing operations before tax	276	239	37
Depreciation and amortization	113	100	13
Our Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered Materials segment is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are polyoxymethylene, also commonly known as polyacetal ("POM"), LFT, polybutylene terephthalate ("PBT"), GUR® ultra-high molecular weight polyethylene and LCP. POM, LFT and PBT are used in a broad range of products including automotive components, medical devices, electronics, appliances and industrial applications. GUR® ultra-high molecular weight polyethylene is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end uses for LCP are electrical and electronics applications or products. Polyphenylene sulfide ("PPS"), sold under the Fortron® brand, is a key product of Fortron Industries LLC, one of our strategic affiliates. PPS is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance.
Advanced Engineered Materials’ net sales decreased $37 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease in net sales was primarily due to the weak economic conditions in Europe, particularly impacting demand for automotive and industrial applications in this region, partially offset by increased volumes in automotive applications in the Americas. The weak Euro had an unfavorable currency impact on net sales. 2% higher average pricing across most product lines partially offset the lower volumes and unfavorable currency impacts.
Operating profit increased $10 million for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to a change in other (charges) gains, net of $47 million primarily associated with the relocation and expansion of our Kelsterbach, Germany POM production operations which more than offset the higher depreciation of $13 million mainly related to the new POM production facility in Frankfurt Hoechst Industrial Park. Increased pricing resulted in expanded margins which partially offset lower volumes, unfavorable currency impacts and higher expenses of $28 million, primarily related to plant maintenance, integrating manufacturing operations from recently acquired product lines and investing in our compounding operations in Asia.
For the year ended December 31, 2012, equity in net earnings (loss) of affiliates increased $29 million primarily due to an $18 million increase in earnings in our Ibn Sina affiliate, which provides an economic hedge against raw material costs used in our specialty polymer operations. The increase in Ibn Sina earnings was primarily driven by higher pricing of methanol and methyl tertiary-butyl ether. Operating and financial results of our Polyplastics affiliate for the year ended December 31, 2011 were modestly impacted by the March 2011 natural disasters in Japan and a plant turnaround during the three months ended December 31, 2011. No such events occurred in 2012 with earnings in our Polyplastics affiliate up $13 million over 2011.
Consumer Specialties

	Year Ended December 31,
	2012	2011	Change
	(In $ millions, except percentages)
Net sales	1,186	1,161	25
Net sales variance
Volume	(4)%
Price	6%
Currency	—%
Other	—%
Other (charges) gains, net	(4)	(3)	(1)
Operating profit (loss)	244	227	17
Operating margin	20.6%	19.6%
Equity in net earnings (loss) of affiliates	6	2	4
Dividend income - cost investments	83	78	5
Earnings (loss) from continuing operations before tax	334	307	27
Depreciation and amortization	45	44	1
Our Consumer Specialties segment includes our Acetate Products and Nutrinova businesses, which serve consumer-driven applications. Our Acetate Products business is a leading producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filter products applications. Our Nutrinova business is a leading international supplier of premium quality ingredients for the food, beverage and pharmaceuticals industries. Nutrinova produces and sells Sunett®, high intensity sweeteners, and is one of the world's largest producers of food protection ingredients, such as potassium sorbates and sorbic acid.
Net sales for Consumer Specialties increased $25 million for the year ended December 31, 2012 as compared to the same period in 2011 due to 6% higher Acetate Products pricing which more than offset the decline in volumes. Volumes declined for Acetate Products primarily due to actions taken to accommodate the November 2012 shutdown of our acetate tow and flake manufacturing operations at our Spondon, Derby, United Kingdom site. Nutrinova net sales remained flat over prior year.
Operating profit increased $17 million for the year ended December 31, 2012 as compared with the same period in 2011 as higher pricing more than offset lower volumes and $24 million in higher plant maintenance and energy costs. Plant maintenance costs included $10 million of increased spending related to a temporary production outage during the three months ended March 31, 2012.
Other (charges) gains, net changed $1 million for the year ended December 31, 2012 primarily due to recording insurance recoveries of $9 million related to an electrical disruption in 2010 at our Acetate Products manufacturing facility in Narrows,

Virginia offset by $8 million of long-lived asset impairment losses related to the previously announced closure of our Spondon, Derby, United Kingdom facility. The insurance recoveries were offset in our captive insurance companies included in Other Activities.
Industrial Specialties

	Year Ended December 31,
	2012	2011	Change
	(In $ millions, except percentages)
Net sales	1,184	1,223	(39)
Net sales variance
Volume	3%
Price	(3)%
Currency	(3)%
Other	—%
Other (charges) gains, net	—	—	—
Operating profit (loss)	82	100	(18)
Operating margin	6.9%	8.2%
Earnings (loss) from continuing operations before tax	82	102	(20)
Depreciation and amortization	55	45	10
Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. Our Emulsions business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our emulsions products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, BriteCoat®, TufCORTM, and AvicorTM. EVA Performance Polymers is a leading North American manufacturer of a full range of low-density polyethylene and specialty ethylene vinyl acetate ("EVA") resins and compounds. Sold under the Ateva® and VitalDose® brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.
Net sales decreased in Industrial Specialties $39 million for the year ended December 31, 2012 compared to the same period in 2011. Volumes increased, reflecting the increased demand in North America and Asia for our Emulsions applications, but were not sufficient to offset the impacts of lower pricing and unfavorable currency, mostly due to the stronger dollar against the Euro. Lower pricing was primarily driven by lower raw material costs, a shift in product mix in our Emulsions business and a soft global demand for photovoltaic applications.
Operating profit decreased $18 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease in operating profit is attributed to the 3% lower average pricing, partially offset by higher volumes as well as lower raw material costs of $34 million, primarily related to ethylene and vinyl acetate monomer ("VAM"). Depreciation and amortization increased $10 million compared to prior year, primarily due to increased amortization in our Emulsions business related to the recent acquisition of finite-lived intangible assets and increased depreciation related to the China vinyl acetate ethylene emulsions ("VAE") capacity expansion.

Acetyl Intermediates

	Year Ended December 31,
	2012	2011	Change
	(In $ millions, except percentages)
Net sales	3,231	3,551	(320)
Net sales variance
Volume	—%
Price	(7)%
Currency	(2)%
Other	—%
Other (charges) gains, net	—	14	(14)
Operating profit (loss)	263	459	(196)
Operating margin	8.1%	12.9%
Equity in net earnings (loss) of affiliates	11	5	6
Earnings (loss) from continuing operations before tax	276	469	(193)
Depreciation and amortization	80	96	(16)
Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
Net sales decreased $320 million for the year ended December 31, 2012 compared to the same period in 2011 due to lower pricing and unfavorable foreign currency impacts primarily driven by the weakening of the Euro against the US dollar. Volumes overall remained flat, with higher downstream product volumes, primarily VAM and acetic anhydride, offsetting the decline in acetic acid volumes. Acetic acid pricing and demand declined during the year ended December 31, 2012 as a result of the unfavorable economic conditions in Europe and Asia. Also in 2011, temporarily elevated industry utilization due to planned and unplanned outages of acetyl products resulted in higher industry pricing.
Operating profit decreased $196 million for the year ended December 31, 2012 compared to the same period in 2011 primarily due to the 7% decrease in sales prices and 2% impact of unfavorable foreign currency on sales. The decrease in operating profit was partially offset by lower raw materials costs of $69 million and lower plant maintenance of $20 million. Other (charges) gains, net changed $14 million for the year ended December 31, 2012. During the year ended December 31, 2011 we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. No such settlement was received in 2012. Depreciation and amortization decreased $16 million primarily due to certain customer-related intangible assets being fully amortized in 2011.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.
The operating loss of $164 million for Other Activities decreased $8 million for the year ended December 31, 2012 compared to the same period in 2011 primarily due to a decrease in selling, general and administrative expenses. Selling, general and administrative expenses decreased $18 million primarily due to a reduction in business and functional optimization initiatives, stock-based compensation costs and other productivity spending. The decrease in these costs were partially offset by captive insurance recoveries paid of $9 million during the year ended December 31, 2012 related to an electrical disruption in 2010 at our Acetate Products manufacturing facility in Narrows, Virginia.

Business Segment - Year Ended December 31, 2011 Compared with Year Ended December 31, 2010
Advanced Engineered Materials

	Year Ended December 31,
	2011	2010	Change
	(In $ millions, except percentages)
Net sales	1,298	1,109	189
Net sales variance
Volume	2%
Price	8%
Currency	3%
Other	4%
Other (charges) gains, net	(49)	31	(80)
Operating profit (loss)	76	186	(110)
Operating margin	5.9%	16.8%
Equity in net earnings (loss) of affiliates	161	144	17
Earnings (loss) from continuing operations before tax	239	329	(90)
Depreciation and amortization	100	76	24
Advanced Engineered Materials' net sales increased $189 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in net sales is primarily due to increases in value-in use pricing for all products, a 4% impact due to two product lines, Zenite® LCP and Thermx® PCT, acquired from DuPont Performance Polymers in May 2010, favorable currency impacts, driven by the weakening of the US dollar against the Euro, as well as higher volumes in almost all product lines, particularly in LFT and GUR® ultra-high molecular weight polyethylene, reflecting an increase in automotive demand with auto builds up 9% in North America over the prior year*.
Operating profit decreased $110 million for the year ended December 31, 2011 as compared to the same period in 2010 mainly due to an $80 million change in other (charges) gains, net. Other (charges) gains, net were higher than in the prior year reflecting $21 million in higher costs incurred in 2011 associated with the relocation of our POM production facility to Frankfurt Hoechst Industrial Park and $53 million related to a lower amount of recoveries and legal reserve reductions associated with plumbing actions. In addition, the improved margins from volume and price were more than offset by higher depreciation related to the new POM production facility in Frankfurt of $20 million, and higher raw material costs, primarily ethylene and polypropylene, of $52 million.
For the year ended December 31, 2011, an increase in equity in net earnings (loss) of affiliates partially offset the decrease in earnings (loss) from continuing operations before tax. The increase in net earnings (loss) of affiliates was primarily driven by $31 million of higher earnings in our Ibn Sina affiliate, which provides an economic hedge against raw material costs used in our POM operations.
Operating and financial results of our Polyplastics strategic affiliate were modestly impacted by the March 2011 natural disasters in Japan and a plant turnaround during the year ended December 31, 2011.
 *Source: IHS, Inc. 2012

Consumer Specialties

	Year Ended December 31,
	2011	2010	Change
	(In $ millions, except percentages)
Net sales	1,161	1,098	63
Net sales variance
Volume	1%
Price	5%
Currency	—%
Other	—%
Other (charges) gains, net	(3)	(76)	73
Operating profit (loss)	227	164	63
Operating margin	19.6%	14.9%
Equity in net earnings (loss) of affiliates	2	2	—
Dividend income - cost investments	78	71	7
Earnings (loss) from continuing operations before tax	307	237	70
Depreciation and amortization	44	42	2
Net sales for Consumer Specialties increased $63 million for the year ended December 31, 2011 as compared to the same period in 2010. Acetate Products pricing increased 6% while volumes stayed relatively flat year over year, reflecting strong global demand for our products which offset the impact on volumes during the three months ended September 30, 2011 when the business incurred a temporary manufacturing outage. Nutrinova's volumes increased slightly reflecting higher demand and new applications for Sunett®, offsetting its slight decrease in pricing.
Operating profit increased $63 million for the year ended December 31, 2011 as compared with the same period in 2010 primarily due to a change in other (charges) gains, net with the absence of the long-lived asset impairment losses of $72 million incurred in 2010 associated with management's assessment of the closure of our acetate flake and tow production operations in Spondon, Derby, United Kingdom. Higher raw material costs, primarily due to wood pulp prices and increased spending on planned maintenance and reliability efforts of $43 million and $27 million, respectively, were partially offset by higher pricing.
Industrial Specialties

	Year Ended December 31,
	2011	2010	Change
	(In $ millions, except percentages)
Net sales	1,223	1,036	187
Net sales variance
Volume	2%
Price	13%
Currency	3%
Other	—%
Other (charges) gains, net	—	25	(25)
Operating profit (loss)	100	89	11
Operating margin	8.2%	8.6%
Earnings (loss) from continuing operations before tax	102	89	13
Depreciation and amortization	45	41	4
Net sales increased in our Industrial Specialties segment $187 million for the year ended December 31, 2011 compared to the same period in 2010. Increased net sales in our Emulsions business were a result of geographic growth primarily in China, reflecting the growth in Asia's construction industry and an increase in our capacity. Strong global demand, particularly in North America, for innovative applications and adhesive applications from our Emulsions business also contributed to our increase in net sales. In addition net sales were impacted by a favorable currency due to the weaker dollar against the Euro and higher pricing in both our Emulsions and our EVA Performance Polymers businesses.
Operating profit increased $11 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in operating profit is attributed to the increase in volumes and pricing offset by higher raw material costs of $79 million, primarily ethylene, VAM and acrylates, higher depreciation with the completion of our China facility expansion, as well as the $25 million impact of an insurance recovery in 2010 related to events of force majeure at our EVA Performance Polymers facility in Edmonton, Alberta, Canada in 2008 and 2009, which is recorded as a component of other (charges) gains, net.
Acetyl Intermediates

	Year Ended December 31,
	2011	2010	Change
	(In $ millions, except percentages)
Net sales	3,551	3,082	469
Net sales variance
Volume	(4)%
Price	16%
Currency	3%
Other	—%
Other (charges) gains, net	14	(12)	26
Operating profit (loss)	459	243	216
Operating margin	12.9%	7.9%
Equity in net earnings (loss) of affiliates	5	5	—
Earnings (loss) from continuing operations before tax	469	252	217
Depreciation and amortization	96	117	(21)
Net sales increased $469 million for the year ended December 31, 2011 compared to the same period in 2010 due to higher pricing and favorable foreign currency impacts driven by the weakening of the US dollar against the Euro and Chinese renminbi offset partially by lower volumes. Volumes decreased primarily due to planned and unplanned outages at our Nanjing facility, which had a negative 1% impact on volume year over year, and industry destocking across the supply chain at the end of the year. The rapid destocking across the acetyl chain during the three months ended December 31, 2011 was a result of lower end-use demand in Europe due to European economic uncertainty which temporarily lowered volumes 1% compared to prior year. Favorable pricing for all major acetyl derivative product lines was achieved across all regions, reflecting the recovery of higher raw material costs for ethylene, methanol and carbon monoxide and a tight supply.
Operating profit increased $216 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in operating profit is primarily due to the increase in sales prices and impact of favorable foreign currency on sales which more than offset the decline in volumes and the impact of higher raw material, energy and other variable costs of 14%. During the year ended December 31, 2011, we also received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier which was recorded to other (charges) gains, net. Depreciation and amortization for the year ended December 31, 2011 was less than in the prior year. In 2010, $20 million of accelerated amortization was recorded to write-off the asset associated with a raw material purchase agreement with the bankrupt supplier. The increase in operating profit also reflects the reduction in exit costs related to our acetic acid and VAM production operations in Pardies, France of $8 million.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities, and our captive insurance companies.
The operating loss for Other Activities decreased $7 million for the year ended December 31, 2011 compared to the same period in 2010 primarily due to lower selling, general and administrative expenses and other (charges) gains, net. Selling, general and administrative expenses decreased $13 million primarily due to lower shared services costs, stock-based compensation costs and lower legal claims, slightly offset by strategic growth initiatives. Other (charges) gains, net changed $4 million due to the resolution of a commercial dispute and the absence of insurance recovery payments. Offsetting these lower costs was the absence of the $14 million gain on the sale of an office building in 2010.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of December 31, 2012 we have $108 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist in meeting our working capital needs and other contractual obligations, if required.
While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, in 2013. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT") regulations discussed in Item 1A. Risk Factors, we will be required to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our facilities in the next three to four years. In October 2012, we received approval to proceed with replacing the coal-fired boilers at our Narrows, Virginia site with new, natural gas-fired boilers. Our total investment is estimated at over $150 million. Upon approval of construction permits, we anticipate construction will begin in early 2013 with completion approximately 2 years later.
In June 2012, we announced our intent to build a new 1.3 million ton per year methanol plant in Clear Lake, Texas. The unit is expected to start up in mid-July 2015. We are currently evaluating various strategic alternatives that would allow us to share the off-take and minimize our portion of the capital expenditures of this planned facility.
In June 2011, we announced our plans to modify and enhance our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX® advanced technology. In March 2012, we received key government approvals necessary to proceed with our plans to modify and enhance our Nanjing facility. The unit is expected to startup in late 2013 with a capacity of approximately 275,000 tons per year. We also intend to construct one, and possibly two, additional industrial ethanol complexes in China, following necessary approvals, utilizing Celanese TCX® ethanol process technology to help supply applications for the growing Asia region.
In April 2010, we announced that, through our strategic affiliate Ibn Sina, we will construct a 50,000 ton POM production facility in Saudi Arabia. Our pro rata share of invested capital in the POM expansion is expected to total approximately $165 million over a five year period which began in late 2010.
Total cash outflows for capital expenditures, including the specific projects above, are expected to be in the range of $375 million to $400 million in 2013.
On a stand-alone basis, Celanese and its immediate 100% owned subsidiary, Celanese US Holdings LLC ("Celanese US"), have no material assets other than the stock of their subsidiaries and no independent external operations of their own. Accordingly, they generally depend on the cash flow of their subsidiaries and their ability to pay dividends and make other distributions to Celanese and Celanese US in order to meet their obligations, including their obligations under senior credit facilities and senior notes and to pay dividends on Celanese Series A common stock.
Cash Flows
Cash and cash equivalents as of December 31, 2012 were $959 million, which is an increase of $277 million from December 31, 2011. As of December 31, 2012, $674 million of the $959 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations. Cash and cash equivalents as of December 31, 2011 were $682 million, which was a decrease of $58 million from December 31, 2010.

•	Net Cash Provided by Operating Activities
Cash flow provided by operating activities increased by $84 million for the year ended December 31, 2012 as compared to the same period in 2011. The increase in cash provided by operations was positively impacted by the decrease in trade working capital, which was primarily due to the decrease in trade receivables. Trade receivables decreased primarily due to lower net sales during the three months ended December 31, 2012. The increase in cash provided by operations was also impacted by lower cash taxes paid of $30 million, lower cash interest paid of $34 million, offset by higher pension plan and other postretirement benefit plan contributions of $81 million made during the year ended December 31, 2012 as compared to the prior year.
Cash flow provided by operating activities increased by $186 million for the year ended December 31, 2011 as compared to the same period in 2010. Cash flow provided by operations was positively impacted by the increase in earnings from continuing operations as well as lower cash taxes. The increase in cash provided by operations was partially offset by the impact of increases in trade working capital, which was primarily impacted by the increase in trade receivables and inventories. Trade receivables increased primarily due to increases in net sales resulting from higher average selling prices. Inventories increased primarily due to anticipated business growth in 2012, higher raw material prices and in preparation for site optimization. The increase in cash provided by operations was also offset by higher pension plan and other postretirement benefit plan contributions of $127 million made during the year ended December 31, 2011 as compared to the prior year.
Trade working capital is calculated as follows:

	As of December 31,
	2012	2011	2010
	(In $ millions)
Trade receivables, net	827	871	827
Inventories	711	712	610
Trade payables - third party and affiliates	(649)	(673)	(673)
Trade working capital	889	910	764

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $500 million and $441 million for the years ended December 31, 2012 and 2011, respectively. Cash outflows were primarily for capital expenditures of $361 million and $349 million for the years ended December 31, 2012 and 2011, respectively, excluding amounts related to the relocation and expansion of our German POM operations. Capital expenditures for our Kelsterbach POM plant relocation and expansion were $49 million and $204 million for the years ended December 31, 2012 and 2011, respectively. In addition, during the year ended December 31, 2011, we received proceeds of $158 million from the Frankfurt, Germany Airport related to the relocation of our German POM operations. No such proceeds were received during the year ended December 31, 2012.
Net cash used for acquisitions increased by $15 million during the year ended December 31, 2012. In 2012 we acquired two emulsions product lines, Vinac® and Flexbond®, for $23 million while in 2011 we spent $8 million on the acquisition of emulsions process technology.
Net cash used in investing activities decreased $119 million for the year ended December 31, 2011 as compared to the same period in 2010. During the year ended December 31, 2011, we received $158 million from the Frankfurt, Germany Airport related to the relocation of our Kelsterbach, Germany Ticona operations. No such proceeds were received during the same period in 2010. In addition, in 2011 capital expenditures related to the relocation and expansion of our German POM operations were $108 million lower than in 2010. In 2011 we acquired a business primarily consisting of emulsions process technology for $8 million while in 2010 we incurred $46 million related to our acquisition of two complimentary product lines by our Advanced Engineered Materials segment, Zenite® LCP and Thermx® PCT. These decreases in cash used in investing activities was partially offset by an increase in capital expenditures from $349 million for the year ended December 31, 2011 as compared to $201 million in 2010.

•	Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities changed $302 million from a cash outflow of $253 million for the year ended December 31, 2011 to a cash inflow of $49 million for the year ended December 31, 2012. The increase in net cash provided by financing activities was primarily due to net borrowings of $63 million in 2012 compared to net repayments of

$196 million in 2011. Net cash provided by financing activities also benefited from higher stock option exercises in 2012 of $62 million compared to $20 million of stock option exercises in 2011. On November 13, 2012, Celanese US completed an offering of $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022 (the "4.625% Notes"). We used part of the proceeds from the 4.625% Notes to prepay $400 million of our outstanding Term C loan facility. The remaining proceeds, together with cash on hand, were used to make a $100 million contribution to our US pension plan.

Net cash provided by (used in) financing activities changed $135 million from a cash outflow of $388 million for the year ended December 31, 2010 to a cash outflow of $253 million for the year ended December 31, 2011. The decrease in cash used in financing activities was primarily related to lower net borrowings and fewer stock repurchase transactions when compared to the same period in 2010. In May 2011, we completed an offering of $400 million of 5.875% senior unsecured notes due 2021 (the "5.875% Notes"). We used the proceeds from the issuance of the 5.875% Notes and cash on hand to prepay the outstanding balance of $516 million on our Term B loan facility.

In addition, exchange rate effects on cash and cash equivalents were a favorable currency impact of $6 million in 2012 compared to unfavorable impacts of $2 million and $18 million for the years ended December 31, 2011 and 2010, respectively.
Debt and Other Obligations

•	Senior Notes
On November 13, 2012, Celanese US completed an offering of $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022 (the "4.625% Notes") in a public offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The 4.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the "Subsidiary Guarantors").
The 4.625% Notes were issued under an indenture dated May 6, 2011, as amended by a second supplemental indenture, dated November 13, 2012 (the "Second Supplemental Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 4.625% Notes on March 15 and September 15 of each year commencing on March 15, 2013. Prior to November 15, 2022, Celanese US may redeem some or all of the 4.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Second Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 4.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the "5.875% Notes") in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the "First Supplemental Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year commencing on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the First Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the "6.625% Notes") under an indenture dated September 24, 2010 (the "Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act. Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year commencing on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.

The Indenture and the First and Second Supplemental Indentures contain covenants, including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

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
On November 13, 2012, Celanese US prepaid $400 million of its outstanding Term C loan facility under the Amended Credit Agreement set to mature in 2016 using proceeds from the 4.625% Notes.
As a result of the Term C loan paydown using proceeds from the issuance of the 4.625% Notes, $3 million has been recorded as Refinancing expense in the accompanying consolidated statements of operations which includes accelerated amortization of deferred financing costs and other refinancing expenses. In addition, we recorded deferred financing costs of $8 million which are being amortized over the term of the 4.625% Notes. These deferred financing costs combined with existing deferred financing costs of $22 million are included in noncurrent Other assets on the consolidated balance sheet as of December 31, 2012.
The balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

As of December 31, 2012
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	50
Letters of credit issued	70
Available for borrowing	108
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
Our amended first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of December 31, 2012
	Maximum	Estimate	Estimate, If Fully Drawn	Borrowing Capacity
				(In $ millions)
First Lien Senior Secured Leverage Ratios	3.90	0.88	1.37	600
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
We are in compliance with all of the covenants related to our debt agreements as of December 31, 2012.
Share Capital
Our Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock, par value $0.0001 per share unless the Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by our Amended Credit Agreement, the 4.625% Notes, the 5.875% Notes and the 6.625% Notes.
On April 23, 2012, we announced that our Board of Directors approved a 25% increase in the Celanese quarterly Series A common stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.06 to $0.075 per share of Series A common stock on a quarterly basis, which equates to an increase from $0.24 to $0.30 per share of Series A common stock annually. The new dividend rate became effective August 2012.
On February 6, 2013, we declared a cash dividend of $0.075 per share on our Series A common stock amounting to $12 million. The cash dividends are for the period from November 1, 2012 to January 31, 2013 and will be paid on February 28, 2013 to holders of record as of February 19, 2013.
Based on the increase in the quarterly dividend rate from $0.06 to $0.075 per share of Series A common stock beginning August 2012 and the number of outstanding shares as of December 31, 2012, cash dividends to be paid in 2013 are expected to be slightly higher than those paid in 2012.
Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of December 31, 2012	893
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,				Total From February 2008 Through
	2012		2011	2010	December 31, 2012

Shares repurchased	1,059,719	(1)	652,016	1,667,592	13,142,527
Average purchase price per share	$42.44		$46.99	$28.77	$38.14
Amount spent on repurchased shares (in millions)	$45		$31	$48	$501
______________________________

(1)
Excludes 5,823 shares withheld from employee to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock is considered outstanding at the time of issuance and therefore, the shares withheld are treated as treasury shares.

The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of stockholders’ equity.

Contractual Debt and Cash Obligations
The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2012.

			Payments due by period
	Total		Less Than 1 Year	Years 2 & 3	Years 4 & 5	After 5 Years
	(In $ millions)
Fixed contractual debt obligations
Senior notes	1,500		—	—	—	1,500
Term C loan facility	977		10	20	947	—
Credit linked revolving facility	50		—	50	—	—
Interest payments on debt and other obligations	1,256	(1)	186	323	277	470
Capital lease obligations	244		13	26	32	173
Other debt	327	(2)	145	—	—	182
Total	4,354		354	419	1,256	2,325
Operating leases	307		49	86	56	116
Uncertain tax positions, including interest and penalties	246		65	—	—	181	(3)
Unconditional purchase obligations	3,332	(4)	800	995	631	906
Pension and other postretirement funding obligations	731	(5)	55	220	216	240
Environmental and asset retirement obligations	166		58	47	19	42
Total	9,136		1,381	1,767	2,178	3,810
______________________________

(1)
We have outstanding interest rate swap agreements with a notional value of $1.1 billion that expire on January 2, 2014 that have the economic effect of modifying the variable rate obligations associated with our US term loans into fixed interest obligations. The impact of these interest rate swaps was factored into the calculation of the future interest payments on long-term debt. Future interest expense is calculated using the rate in effect on December 31, 2012.

(2)	Other debt is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and other bank obligations.

(3)
Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to our uncertain tax obligations, including interest and penalties. These amounts are therefore reflected in "After 5 Years".

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

(5)	Excludes expected payments from nonqualified trusts related to nonqualified pension plans of $202 million.
Contractual Guarantees and Commitments
As of December 31, 2012, we have current standby letters of credit of $70 million and bank guarantees of $12 million outstanding which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements. In addition, the senior notes issued by Celanese US are guaranteed by Celanese and certain domestic subsidiaries of Celanese US. See Note 13 - Debt in the accompanying consolidated financial statements for a description of this guarantee and the guarantees under our senior credit facility.

See Note 23 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of commitments and contingencies related to legal and regulatory proceedings.

Off-Balance Sheet Arrangements
We have not entered into any material off-balance sheet arrangements.
Market Risks
Please see Item 7A. Quantitative and Qualitative Disclosure about Market Risk of this Form 10-K for additional information about our Market Risks.
Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of consolidated financial statements in conformity with US Generally Accepted Accounting Principles ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.
We believe the following accounting policies and estimates are critical to understanding the financial reporting risks present in the current economic environment. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See Note 2 - Summary of Accounting Policies in the accompanying consolidated financial statements for further discussion of our significant accounting policies.

•	Recoverability of Long-Lived Assets
Recoverability of Goodwill and Indefinite-Lived Assets
We test for impairment of goodwill at the reporting unit level. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by business segment management and the chief operating decision maker. Our operating business segments have been designated as our reporting units and include Advanced Engineered Materials, Acetate Products, Nutrinova, Emulsions, Celanese EVA Performance Polymers and Acetyl Intermediates businesses. We assess the recoverability of the carrying value of our goodwill and other indefinite-lived intangible assets annually during the third quarter of our fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill and other indefinite-lived intangible assets is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.
The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

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
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if needed based on historical taxable income, projected future taxable income, applicable tax planning strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature, and expected timing of reversal of taxable temporary differences is given little weight unless the reversal of taxable and deductible temporary differences coincide. Valuation allowances are established primarily on net operating loss carryforwards and other deferred tax assets in the US, Luxembourg, France, Spain, China, the United Kingdom and Canada. We have appropriately reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

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
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. A significant assumption used in determining our net periodic benefit cost is the expected long-term rate of return on plan assets. As of December 31, 2012, we assumed an expected long-term rate of return on plan assets of 8.5% for the US defined benefit pension plans, which represent approximately 83% and 84% of our fair value of pension plan assets and projected benefit obligation, respectively. On average, the actual return on the US qualified defined pension plans' assets over the long-term (20 years) has exceeded 8.5%.
Another estimate that affects our pension and other postretirement net periodic benefit cost is the discount rate used in the annual actuarial valuations of pension and other postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate, used to determine the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. As of December 31, 2012, we decreased the discount rate to 3.8% from 4.6% as of December 31, 2011 for the US plans.
Other postretirement benefit plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The key determinants of the accumulated postretirement benefit obligation ("APBO") are the discount rate and the health care cost trend rate. The health care cost trend rate has a significant effect on the reported amounts of APBO and related expense.
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

The estimated increases in pension and postretirement net periodic benefit costs that would occur in 2013 from a change in the indicated assumptions are as follows:

	Change in Rate	Net Periodic Benefit Costs
		(In $ millions)
US Pension Benefits
Decrease in the discount rate	0.50%	10
Decrease in the long-term expected rate of return on plan assets(1)	0.50%	11
US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
Non-US Pension Benefits
Decrease in the discount rate	0.50%	2
Non-US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
______________________________

(1)	Excludes nonqualified pension plans.

•	Accounting for Commitments and Contingencies
We are subject to a number of legal and regulatory proceedings, lawsuits, claims, and investigations, incidental to the normal conduct of our past and current business, relating to and including product liability, intellectual property, land disputes, commercial contracts, employment, antitrust, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment, which are handled and defended in the ordinary course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable and reasonably estimable losses. Reasonable estimates involve judgments made by us after considering a broad range of information including: notifications, demands, settlements which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. With respect to environmental remediation liabilities, it is our policy to accrue through fifteen years, unless we have government orders or other agreements that extend beyond fifteen years. A determination of the amount of loss contingency required, if any, is assessed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 450, Contingencies, and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available.
Recent Accounting Pronouncements
See Note 3 - Accounting Pronouncements in the accompanying consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Market Risks
Our financial market risk consists principally of exposure to currency exchange rates, interest rates and commodity prices. Exchange rate and interest rate risks are managed with a variety of techniques, including use of derivatives. We have in place policies of hedging against changes in currency exchange rates, interest rates and commodity prices as described below. Contracts to hedge exposures are primarily accounted for under FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC Topic 815").
See Note 21 - Derivative Financial Instruments in the accompanying consolidated financial statements for further discussion of our market risk management and the related impact on our financial position and results of operations.
Interest Rate Risk Management
We use interest rate swap agreements to manage the interest rate risk of our total debt portfolio and related overall cost of borrowing. To reduce the interest rate risk inherent in our variable rate borrowings, we utilize interest rate swap agreements to convert a portion of our variable rate borrowings to a fixed rate obligation. A portion of these interest rate swap agreements are designated as cash flow hedges.
Our US-dollar interest rate swap derivative arrangements are as follows:

As of December 31, 2012
Notional Value	Effective Date	Expiration Date	Fixed Rate(1)
(In $ millions)
1,100	January 2, 2012	January 2, 2014	1.71%
500	January 2, 2014	January 2, 2016	1.02%
___________________________

(1)	Fixes the LIBOR portion of our US-dollar denominated variable rate borrowings. See Note 13 - Debt in the accompanying consolidated financial statements for further information.
Upon issuance of the 4.625% Notes and $400 million paydown of the Term C loan facility on November 13, 2012, it became probable that the hedged interest payments associated with $395 million of our variable rate US-dollar debt would not occur. Accordingly, we dedesignated as cash flow hedges a notional value of $395 million of the $1.1 billion notional value US-dollar interest rate swap agreements expiring January 2, 2014 and a loss of $5 million was reclassified out of Accumulated other comprehensive income (loss), net, into Interest expense in the accompanying consolidated statements of operations during the three months ended December 31, 2012. Future mark-to-market adjustments on these dedesignated interest rate swap agreements will be recorded in Interest expense through their expiration on January 2, 2014. See Note 13 - Debt in the accompanying consolidated financial statements for further information.
As of December 31, 2012, we had $781 million, €214 million and CNY680 million of variable rate debt and outstanding US-dollar interest rate swap agreements with a notional value of $1.1 billion that expire January 2, 2014. These interest rate swap agreements have the economic effect of modifying the US-dollar variable rate obligations into fixed interest obligations. Accordingly, a 1% increase in interest rates would increase annual interest expense by $1 million.
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

2013 Maturity
(In $ millions)
Currency
Euro	(222)
British pound sterling	(27)
Chinese renminbi	(258)
Mexican peso	5
Singapore dollar	45
Canadian dollar	61
Japanese yen	(3)
Brazilian real	(14)
Swedish krona	(14)
Other	5
Total	(422)
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
In addition, we occasionally enter into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the accompanying consolidated statements of operations. We recognized no gain or loss from these types of contracts during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, we did not have any open financial derivative contracts for commodities.
Item 8.  Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Quarterly Financial Information
CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited) (In $ millions, except per share data)
Net sales	1,633	1,675	1,609	1,501
Gross profit	270	331	324	267
Other (charges) gains, net	—	(3)	2	(13)
Operating profit (loss)	98	164	163	86
Earnings (loss) from continuing operations before tax	107	264	173	113
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	183	210	119	97
Earnings (loss) from discontinued operations	—	—	(2)	(2)
Net earnings (loss)	183	210	117	95
Net earnings (loss) per share — basic	1.17	1.33	0.74	0.60
Net earnings (loss) per share — diluted	1.15	1.31	0.73	0.59

	Three Months Ended
	March 31, 2011	June 30, 2011		September 30, 2011		December 31, 2011
	(Unaudited) (In $ millions, except per share data)
Net sales	1,589	1,753		1,807		1,614
Gross profit	351	410		401		272
Other (charges) gains, net	3	(18)	(1)	(24)	(2)	(9)	(3)
Operating profit (loss)	188	209		196		97
Earnings (loss) from continuing operations before tax	180	280		201		94
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	138	205		167		96
Earnings (loss) from discontinued operations	4	(2)		—		(1)
Net earnings (loss)	142	203		167		95
Net earnings (loss) per share — basic	0.91	1.30		1.07		0.61
Net earnings (loss) per share — diluted	0.90	1.28		1.05		0.60
___________________________

(1)
Includes $16 million in costs and $4 million of employee termination benefits related to the relocation and expansion of the Company's polyacetal ("POM") operations in Kelsterbach, Germany to Frankfurt Hoechst Industrial Park, Germany.

(2)
Includes $14 million in costs and $1 million of employee termination benefits related to the relocation and expansion of the Company's POM operations in Kelsterbach, Germany to Frankfurt Hoechst Industrial Park, Germany, and a $7 million unfavorable settlement in a resolution of a commercial dispute.

(3)
Includes $4 million in costs and $3 million of employee termination benefits related to the relocation of the Company's POM operations in Kelsterbach, Germany to Frankfurt Hoechst Industrial Park, Germany.

For a discussion of material events affecting performance in each quarter, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All amounts in the table above have been retroactively adjusted for the effects of discontinued operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2012, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celanese Corporation:
We have audited Celanese Corporation and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 8, 2013

Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the sections captioned "Proposal 1: Election of Directors," "Corporate Governance" and "Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company’s definitive proxy statement for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2013 Proxy Statement"). Information about executive officers of the Company is contained in Part I of this Annual Report.
Codes of Ethics
The Company has adopted a Business Conduct Policy for directors, officers and employees along with a Financial Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. These codes are available on the corporate governance portal of the Company's investor relations website at http://www.celanese.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to and waivers from these codes by posting such information on the same website.
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the sections captioned "Compensation Discussion and Analysis," "Risk Assessment of Compensation Practices," "Compensation Tables," "Potential Payments upon Termination or Change in Control," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2013 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned "Stock Ownership Information - Principal Stockholders and Beneficial Owners" of the 2013 Proxy Statement.
Equity Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plans
The following information is provided as of December 31, 2012 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,811,518	(1)	$30.31	25,332,510	(2)
Equity compensation plans not approved by security holders(3)	424,870	(4)	$29.58	—
Total	2,236,388	(5)		25,332,510
___________________________

(1)
Includes 1,369,200 restricted stock units ("RSUs") granted under the Celanese Corporation 2009 Global Incentive Plan, as amended and restated April 19, 2012, (the "2009 Plan"), including shares that may be issued pursuant to outstanding performance-based RSUs, assuming currently estimated maximum potential performance; actual shares may vary, depending on actual performance. Upon vesting, a share of the Company’s Series A Common Stock is issued for each restricted stock unit. Column (b) does not take these awards into account because they do not have an exercise price.

(2)
Includes shares available for future issuance under the Celanese Corporation 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 (the "ESPP"). As of December 31, 2012, an aggregate of 14,000,000 shares of our Series A Common Stock were available for future issuance under the ESPP. No shares have been offered for purchase under the ESPP as of December 31, 2012.

(3)
The shares to be issued under plans not approved by stockholders relate to the Celanese Corporation 2004 Stock Incentive Plan (the "2004 Plan"), which is our former broad-based stock incentive plan for executive officers, key employees and directors. No further awards were made pursuant to the 2004 Plan upon stockholder approval of the 2009 Plan in April 2009. The 2004 Plan and the 2009 Plan are described in more detail in Note 19 - Management Compensation Plans in the accompanying consolidated financial statements. Additionally, there are 28,046 shares of phantom stock for compensation for director services deferred by certain of our non-employee directors under the 2008 Deferred Compensation Plan which are not reflected in column (a). Each share of phantom stock represents the right to receive one share of Series A Common Stock.

(4)	Includes no outstanding RSUs granted under the 2004 Plan.

(5)
If the performance-based RSUs included in this total vest at the target level (as opposed to the stretch level), the aggregate awards outstanding at December 31, 2012 would be 1,699,880. This is comprised of 823,095 stock options, 387,183 time-based RSUs granted to employees, 44,095 time-based restricted stock awards granted to our Chief Executive Officer, 16,299 time-based RSUs granted to non-employee directors and 429,208 performance-based RSUs assuming target performance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned "Certain Relationships and Related Person Transactions" and "Corporate Governance — Director Independence" of the 2013 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the section captioned "Proposal 3: Ratification of Independent Registered Public Accounting Firm" of the 2013 Proxy Statement.
PART IV
Item 15.  Exhibits, Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 69 of this Annual Report on Form 10-K.
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
Date: February 8, 2013
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Sterin and Christopher W. Jensen, and each of them, his or her true and lawful attorney-in-fact and agent, each of whom may act without joinder of the other, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that any such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK C. ROHR	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 8, 2013
Mark C. Rohr

/s/ STEVEN M. STERIN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2013
Steven M. Sterin

/s/ CHRISTOPHER W. JENSEN	Senior Vice President, Finance (Principal Accounting Officer)	February 8, 2013
Christopher W. Jensen

/s/ JAMES E. BARLETT	Director	February 8, 2013
James E. Barlett

/s/ DAVID F. HOFFMEISTER	Director	February 8, 2013
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 8, 2013
Jay V. Ihlenfeld

/s/ MARTIN G. MCGUINN	Director	February 8, 2013
Martin G. McGuinn

Signature	Title	Date

/s/ PAUL H. O’NEILL	Director	February 8, 2013
Paul H. O’Neill

/s/ DANIEL S. SANDERS	Director	February 8, 2013
Daniel S. Sanders

/s/ FARAH M. WALTERS	Director	February 8, 2013
Farah M. Walters

/s/ JOHN K. WULFF	Director	February 8, 2013
John K. Wulff

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celanese Corporation:

We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 8, 2013

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In $ millions, except share and per share data)
Net sales	6,418	6,763	5,918
Cost of sales	(5,226)	(5,329)	(4,738)
Gross profit	1,192	1,434	1,180
Selling, general and administrative expenses	(507)	(536)	(505)
Amortization of intangible assets	(51)	(62)	(61)
Research and development expenses	(102)	(96)	(70)
Other (charges) gains, net	(14)	(48)	(46)
Foreign exchange gain (loss), net	(4)	—	(3)
Gain (loss) on disposition of businesses and assets, net	(3)	(2)	8
Operating profit (loss)	511	690	503
Equity in net earnings (loss) of affiliates	242	192	168
Interest expense	(185)	(221)	(204)
Refinancing expense	(3)	(3)	(16)
Interest income	2	3	7
Dividend income - cost investments	85	80	73
Other income (expense), net	5	14	7
Earnings (loss) from continuing operations before tax	657	755	538
Income tax (provision) benefit	(48)	(149)	(112)
Earnings (loss) from continuing operations	609	606	426
Earnings (loss) from operation of discontinued operations	(6)	2	(80)
Gain (loss) on disposition of discontinued operations	—	—	2
Income tax (provision) benefit from discontinued operations	2	(1)	29
Earnings (loss) from discontinued operations	(4)	1	(49)
Net earnings (loss)	605	607	377
Net (earnings) loss attributable to noncontrolling interests	—	—	—
Net earnings (loss) attributable to Celanese Corporation	605	607	377
Cumulative preferred stock dividends	—	—	(3)
Net earnings (loss) available to common stockholders	605	607	374
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	609	606	426
Earnings (loss) from discontinued operations	(4)	1	(49)
Net earnings (loss)	605	607	377
Earnings (loss) per common share - basic
Continuing operations	3.84	3.88	2.73
Discontinued operations	(0.02)	0.01	(0.31)
Net earnings (loss) - basic	3.82	3.89	2.42
Earnings (loss) per common share - diluted
Continuing operations	3.81	3.81	2.69
Discontinued operations	(0.02)	0.01	(0.31)
Net earnings (loss) - diluted	3.79	3.82	2.38
Weighted average shares - basic	158,325,442	156,204,077	154,564,136
Weighted average shares - diluted	159,796,314	158,947,834	158,372,192

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Net earnings (loss)	605	607	377
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	(1)
Foreign currency translation	5	(27)	37
Unrealized gain (loss) on interest rate swaps	7	27	17
Pension and postretirement benefits	(244)	(180)	(63)
Total other comprehensive income (loss), net of tax	(232)	(180)	(10)
Total comprehensive income (loss), net of tax	373	427	367
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	373	427	367

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	959	682
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2012: $9; 2011: $9)	827	871
Non-trade receivables, net	209	235
Inventories	711	712
Deferred income taxes	49	104
Marketable securities, at fair value	53	64
Other assets	31	35
Total current assets	2,839	2,703
Investments in affiliates	800	824
Property, plant and equipment (net of accumulated depreciation - 2012: $1,506; 2011: $1,316)	3,350	3,269
Deferred income taxes	606	421
Other assets	463	344
Goodwill	777	760
Intangible assets, net	165	197
Total assets	9,000	8,518
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	168	144
Trade payables - third party and affiliates	649	673
Other liabilities	475	539
Deferred income taxes	25	17
Income taxes payable	38	12
Total current liabilities	1,355	1,385
Long-term debt	2,930	2,873
Deferred income taxes	50	92
Uncertain tax positions	181	182
Benefit obligations	1,602	1,492
Other liabilities	1,152	1,153
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2012 and 2011: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2012: 183,629,237 issued and 159,642,401 outstanding; 2011: 179,385,105 issued and 156,463,811 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2012 and 2011: 0 issued and outstanding)	—	—
Treasury stock, at cost (2012: 23,986,836 shares; 2011: 22,921,294 shares)	(905)	(860)
Additional paid-in capital	731	627
Retained earnings	2,986	2,424
Accumulated other comprehensive income (loss), net	(1,082)	(850)
Total Celanese Corporation stockholders’ equity	1,730	1,341
Noncontrolling interests	—	—
Total equity	1,730	1,341
Total liabilities and equity	9,000	8,518

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Preferred Stock
Balance as of the beginning of the period	—	—	—	—	9,600,000	—
Redemption of preferred stock	—	—	—	—	(9,600,000)	—
Balance as of the end of the period	—	—	—	—	—	—
Series A Common Stock
Balance as of the beginning of the period	156,463,811	—	155,759,293	—	144,394,069	—
Conversion of preferred stock	—	—	—	—	12,084,942	—
Redemption of preferred stock	—	—	—	—	7,437	—
Stock option exercises	3,751,825	—	842,342	—	800,347	—
Purchases of treasury stock	(1,065,542)	—	(652,016)	—	(1,667,592)	—
Stock awards	492,307	—	514,192	—	140,090	—
Balance as of the end of the period	159,642,401	—	156,463,811	—	155,759,293	—
Treasury Stock
Balance as of the beginning of the period	22,921,294	(860)	22,269,278	(829)	20,601,686	(781)
Purchases of treasury stock, including related fees	1,065,542	(45)	652,016	(31)	1,667,592	(48)
Balance as of the end of the period	23,986,836	(905)	22,921,294	(860)	22,269,278	(829)
Additional Paid-In Capital
Balance as of the beginning of the period		627		574		522
Stock-based compensation, net of tax		12		17		19
Stock option exercises, net of tax		92		36		33
Balance as of the end of the period		731		627		574
Retained Earnings
Balance as of the beginning of the period		2,424		1,851		1,505
Net earnings (loss) attributable to Celanese Corporation		605		607		377
Series A common stock dividends		(43)		(34)		(28)
Preferred stock dividends		—		—		(3)
Balance as of the end of the period		2,986		2,424		1,851
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(850)		(670)		(660)
Other comprehensive income (loss), net of tax		(232)		(180)		(10)
Balance as of the end of the period		(1,082)		(850)		(670)
Total Celanese Corporation stockholders’ equity		1,730		1,341		926
Noncontrolling Interests
Balance as of the beginning of the period		—		—		—
Net earnings (loss) attributable to noncontrolling interests		—		—		—
Balance as of the end of the period		—		—		—
Total equity		1,730		1,341		926

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Operating Activities
Net earnings (loss)	605	607	377
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(12)	(6)	(5)
Depreciation, amortization and accretion	320	311	300
Deferred income taxes, net	(73)	93	15
(Gain) loss on disposition of businesses and assets, net	3	1	(8)
Refinancing expense	3	3	16
Other, net	53	56	11
Operating cash provided by (used in) discontinued operations	2	(9)	8
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	50	(83)	(90)
Inventories	6	(112)	(98)
Other assets	9	17	9
Trade payables - third party and affiliates	5	22	19
Other liabilities	(249)	(262)	(102)
Net cash provided by (used in) operating activities	722	638	452
Investing Activities
Capital expenditures on property, plant and equipment	(361)	(349)	(201)
Acquisitions, net of cash acquired	(23)	(8)	(46)
Proceeds from sale of businesses and assets, net	1	6	26
Deferred proceeds from Kelsterbach plant relocation	—	159	—
Capital expenditures related to Kelsterbach plant relocation	(49)	(204)	(312)
Other, net	(68)	(45)	(27)
Net cash provided by (used in) investing activities	(500)	(441)	(560)
Financing Activities
Short-term borrowings (repayments), net	2	(13)	(31)
Proceeds from short-term borrowings	71	70	70
Repayments of short-term borrowings	(71)	(73)	(55)
Proceeds from long-term debt	550	411	600
Repayments of long-term debt	(489)	(591)	(897)
Refinancing costs	(9)	(8)	(24)
Purchases of treasury stock, including related fees	(45)	(31)	(48)
Stock option exercises	62	20	14
Series A common stock dividends	(43)	(34)	(28)
Preferred stock dividends	—	—	(3)
Other, net	21	(4)	14
Net cash provided by (used in) financing activities	49	(253)	(388)
Exchange rate effects on cash and cash equivalents	6	(2)	(18)
Net increase (decrease) in cash and cash equivalents	277	(58)	(514)
Cash and cash equivalents as of beginning of period	682	740	1,254
Cash and cash equivalents as of end of period	959	682	740

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
Definitions
In this Annual Report on Form 10-K ("Annual Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term "Celanese US" refers to the Company's subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
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
The consolidated financial statements have been prepared in accordance with US GAAP for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

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
Inventories, including stores and supplies, are stated at the lower of cost or market. Cost for inventories is determined using the first-in, first-out ("FIFO") method. Cost includes raw materials, direct labor and manufacturing overhead. Cost for stores and supplies is primarily determined by the average cost method.

•	Investments in marketable securities
The Company classifies its investments in debt and equity securities as "available-for-sale" and reports those investments at their fair market values in the consolidated balance sheets as Marketable securities, at fair value. Unrealized gains or losses, net of the related tax effect on available-for-sale securities, are excluded from earnings and are reported as a component of Accumulated other comprehensive income (loss), net until realized. The cost of securities sold is determined by using the specific identification method.
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
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 323, Investments - Equity Method and Joint Ventures ("FASB ASC Topic 323"), stipulates that the equity method should be used to account for investments whereby an investor has "the ability to exercise significant influence over operating and financial policies of an investee", but does not exercise control. FASB ASC Topic 323 generally considers an investor to have the ability to exercise significant influence when it owns 20% or more of the voting stock of an investee. FASB ASC Topic 323 lists circumstances under which, despite 20% ownership, an investor may not be able to exercise significant influence. Certain investments where the Company owns greater than a 20% ownership interest are accounted for under the cost method of accounting because the Company cannot exercise significant influence or control. The Company determined that it cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on the Company's involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with US GAAP.
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
Customer-related intangible assets and other intangibles with finite lives are amortized on a straight-line basis over their estimated useful lives. The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business ("goodwill"), trademarks and trade names and other indefinite-lived intangible assets are not amortized, but rather tested for impairment, at least annually. The Company tests for goodwill and indefinite-lived intangible asset impairment during the third quarter of its fiscal year using June 30 balances.
The Company assesses the recoverability of the carrying value of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). Impairment losses are recorded primarily to Other (charges) gains, net.
The Company measures the recoverability of goodwill for each reporting unit using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurement ("FASB ASC Topic 820"). The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company periodically engages third-party valuation consultants to assist with this process. The valuation consultants assess fair value by equally weighting a combination of two market approaches (market multiple analysis and comparable transaction analysis) and the discounted cash flow approach.
If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company, or in certain circumstances, a third-party valuation consultant engaged by the Company to assist with the process, will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.
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
Management tests indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset which is classified as a Level 3 measurement under FASB ASC Topic 820. The relief from royalty method estimates the Company's theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.
The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property, plant and equipment as described above. Impairment losses are recorded primarily to Other (charges) gains, net.

•	Financial instruments
The Company manages its exposures to currency exchange rates, interest rates and commodity prices through a risk management program that includes the use of derivative financial instruments. The Company does not use derivative financial instruments for speculative trading purposes. The fair value of all derivative instruments is recorded as an asset or liability at the balance sheet date. Changes in the fair value of these instruments are reported in earnings or Accumulated other comprehensive income (loss), net, depending on the use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC Topic 815").
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
The Company manufactures and sells a diverse line of chemical products throughout the world. Accordingly, the Company's operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous materials. The Company recognizes losses and accrues liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Depending on the nature of the site, the Company accrues through 15 years, unless the Company has government orders or other agreements that extend beyond 15 years. If the event of loss is neither probable nor reasonably estimable, but is reasonably possible, the Company provides appropriate disclosure in the notes to the consolidated financial statements if the contingency is considered material. The Company estimates environmental liabilities on a case-by-case basis using the most current status of available facts, existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Recoveries of environmental costs from other parties are recorded as assets when their receipt is deemed probable.
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
The Company has two wholly-owned insurance companies (the "Captives") that are used as a form of self insurance for liability and workers compensation risks. The Captives enter into reinsurance arrangements to reduce their risk of loss. The reinsurance arrangements do not relieve the Captives from their obligations to policyholders. Failure of the reinsurers to honor their obligations could result in losses to the Captives. The Captives evaluate the financial condition of their reinsurers and monitor concentrations of credit risk to minimize their exposure to significant losses from reinsurer insolvencies and to establish allowances for amounts deemed non-collectible.
One of the Captives also insures certain third-party risks. The liabilities recorded by the Captives relate to the estimated risk of loss, which is based on management estimates and actuarial valuations, and unearned premiums, which represent the portion of the third-party premiums written applicable to the unexpired terms of the policies in-force. Liabilities are recognized for known claims when sufficient information has been developed to indicate involvement of a specific policy and the Company can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposure on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. It is possible that actual results could differ significantly from the recorded liabilities. Premiums written are recognized as revenue as earned based on the terms of the policies. Capitalization of the Captives is determined by regulatory guidelines.

•	Income taxes
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
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
The Company recognizes interest and penalties related to uncertain tax positions in Income tax (provision) benefit in the consolidated statement of operations.

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
3. Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013.
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an amendment to FASB ASC Topic 210. The update clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to FASB ASC Topic 350. The update provides an entity with the option first to assess qualitative factors in determining whether it is more likely than not that the indefinite-lived intangible asset is impaired. After assessing the qualitative factors, if an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The ASU is effective for the Company for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The Company did not early adopt the provisions of this ASU; however, the Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.
4. Acquisitions, Dispositions, Ventures and Plant Closures
Acquisitions
On January 3, 2012, the Company completed the acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, to support the strategic growth of the Company's Emulsions business. In February 2011, the Company acquired a business primarily consisting of emulsions process technology from Crown Paints Limited. Both of the acquired operations are included in the Industrial Specialties segment (Note 10).
In May 2010, the Company acquired Zenite® liquid crystal polymer ("LCP") and Thermx® polycyclohexylene-dimethylene terephthalate ("PCT") product lines from DuPont Performance Polymers. The acquisition builds on the Company’s position as a global supplier of high performance materials and technology-driven applications. The acquired product lines are included in the Advanced Engineered Materials segment.
Pro forma financial information since the respective acquisition dates has not been provided as the acquisitions did not have a material impact on the Company’s financial information.
The Company allocated the purchase price of the acquisitions to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered Level 3 measurements under FASB ASC Topic 820. The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company, with the assistance of third-party valuation consultants, calculated the fair value of the intangible assets acquired to allocate the purchase price at the respective acquisition date.
Ventures
The Company indirectly owns a 25% interest in its National Methanol Company ("Ibn Sina") affiliate through CTE Petrochemicals Company ("CTE"), a joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns 25% of Ibn Sina). The remaining interest in Ibn Sina is held by Saudi Basic Industries Corporation ("SABIC"). SABIC and CTE entered into the Ibn Sina joint venture agreement in 1981. In April 2010, the Company announced that Ibn Sina will construct a 50,000 ton per year polyacetal ("POM") production facility in Saudi Arabia and that the term of the joint venture agreement was extended until 2032. Ibn Sina’s existing natural gas supply contract expires in 2022. Upon successful startup of the POM facility, which is expected to be completed in 2015, the Company’s indirect economic interest in Ibn Sina will increase from 25% to 32.5% although the Company's indirect ownership interest will remain unchanged. SABIC’s economic and ownership interest will remain unchanged. The Ibn Sina equity method investment is included in the Advanced Engineered Materials segment.
Plant Closures
• Spondon, Derby, United Kingdom
In March 2010, the Company assessed the possibility of consolidating its global acetate flake and acetate tow manufacturing operations to strengthen the Company's competitive position, reduce fixed costs and align future production capacities with anticipated industry demand trends. Based on this assessment, the Company concluded that certain long-lived assets were partially impaired and recorded long-lived asset impairment losses of $72 million (Note 17) to Other (charges) gains, net in the consolidated statements of operations. The Spondon, Derby, United Kingdom operations are included in the Consumer

Specialties segment.
In August 2010, the Company announced it would consolidate its global acetate manufacturing capabilities by closing its acetate flake and acetate tow manufacturing operations in Spondon, Derby, United Kingdom. The Company expects to serve its acetate customers under this proposal by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company's acetate affiliate facilities in China. In November 2012, the Company ceased manufacturing acetate flake and acetate tow at its Spondon, Derby, United Kingdom site.
The exit costs and plant shutdown costs related to the closure of the acetate flake and acetate tow manufacturing operations in Spondon, Derby, United Kingdom (Note 17) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Employee termination benefits	(5)	(4)	(15)
Asset impairments	(8)	—	(72)
Total exit costs recorded to Other (charges) gains, net	(13)	(4)	(87)

Accelerated depreciation	(6)	(7)	(6)
Other	(5)	(3)	—
Total plant shutdown costs	(11)	(10)	(6)
• Pardies, France
In July 2009, the Company completed the consultation process with the workers council on its "Project of Closure" and social plan related to the Company’s Pardies, France facility pursuant to which the Company ceased all manufacturing operations and associated activities in December 2009. The Pardies, France operations are included in the Acetyl Intermediates segment.
The exit costs and plant shutdown costs related to the Project of Closure (Note 17) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Employee termination benefits	(2)	(4)	(6)
Asset impairments	—	—	(1)
Contract termination costs	—	—	(3)
Reindustrialization costs	—	—	(3)
Other	—	—	1
Total exit costs recorded to Other (charges) gains, net	(2)	(4)	(12)

Gain (loss) on disposition of assets, net	—	1	—
Inventory write-offs	—	—	(4)
Accelerated depreciation	—	—	—
Other	(8)	(4)	(8)
Total plant shutdown costs	(8)	(3)	(12)
5. Marketable Securities, at Fair Value
The Captives and nonqualified trusts hold available-for-sale securities for capitalization and funding requirements, respectively.

Realized gains (losses) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Realized gain on sale of securities	—	—	8
Realized loss on sale of securities	—	—	—
Net realized gain (loss) on sale of securities	—	—	8
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Mutual Funds
Cost basis	53	64
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	53	64
See Note 22 - Fair Value Measurements for additional information regarding the fair value of the Company's marketable securities.
6. Receivables, Net

	As of December 31,
	2012	2011
	(In $ millions)
Trade receivables - third party and affiliates	836	880
Allowance for doubtful accounts - third party and affiliates	(9)	(9)
Trade receivables - third party and affiliates, net	827	871

	As of December 31,
	2012	2011
	(In $ millions)
Non-income taxes receivable	80	82
Reinsurance receivables	22	24
Income taxes receivable	53	66
Other	55	64
Allowance for doubtful accounts - other	(1)	(1)
Non-trade receivables, net	209	235
7. Inventories

	As of December 31,
	2012	2011
	(In $ millions)
Finished goods	514	511
Work-in-process	42	38
Raw materials and supplies	155	163
Total	711	712

8. Investments in Affiliates
The Company is a party to various transactions with affiliated companies. Entities in which the Company has an investment accounted for under the cost or equity method of accounting are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership Percentage as of		Carrying Value as of		Share of Earnings (Loss) Year Ended			Dividends and Other Distributions Year Ended
	December 31,		December 31,		December 31,			December 31,
	2012	2011	2012	2011	2012	2011	2010	2012	2011	2010
	(In percentages)		(In $ millions)
Advanced Engineered Materials
Ibn Sina	25	25	55	54	130	112	81	(126)	(111)	(84)
Fortron Industries LLC	50	50	92	87	9	7	5	(3)	—	—
Korea Engineering Plastics Co., Ltd.	50	50	153	150	19	23	20	(23)	(22)	(20)
Polyplastics Co., Ltd.(3)	45	45	138	202	32	19	37	(81)	(45)	(10)
Una SA(1)	—	—	—	—	—	—	1	—	(3)	—
Other Activities
InfraServ GmbH & Co. Gendorf KG	39	39	36	33	9	10	4	(7)	(3)	(2)
InfraServ GmbH & Co. Hoechst KG(4)	32	32	143	125	38	16	16	(18)	(16)	(18)
InfraServ GmbH & Co. Knapsack KG	27	27	22	21	5	5	4	(4)	(5)	(4)
Consumer Specialties
Sherbrooke Capital Health and Wellness, L.P.(2)	10	10	5	5	—	—	—	—	—	—
Total			644	677	242	192	168	(262)	(205)	(138)
______________________________

(1)	The Company divested this investment in March 2011.

(2)	The Company accounts for its ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

(3)
During the year ended December 31, 2012, the Company amended its existing joint venture and other related agreements with Polyplastics Co., Ltd. The amended agreements, among other items, modified certain dividend rights, resulting in a net cash dividend payment to the Company of $72 million during the three months ended March 31, 2012.

(4)
InfraServ GmbH & Co. Hoechst KG is owned primarily by an entity included in the Company's Other Activities. The Company's Consumer Specialties segment and Acetyl Intermediates segment also each hold an ownership percentage. During the year ended December 31, 2012, a subsidiary of InfraServ GmbH & Co. Hoechst KG restructured its debt resulting in additional net earnings of affiliates of $22 million attributable to the Company.

Financial information for Ibn Sina is not provided to the Company on a timely basis and as a result, the Company's proportional share is reported on a one quarter lag. Accordingly, summarized financial information of Ibn Sina is as follows:

	As of September 30,
	2012	2011
	(In $ millions)
Current assets	379	350
Noncurrent assets	205	210
Current liabilities	172	162
Noncurrent liabilities	56	41

	Twelve Months Ended September 30,
	2012	2011	2010
	(In $ millions)
Revenues	1,328	1,204	923
Gross profit	659	546	403
Net income	582	481	357
Cost Method
Cost method investments and ownership interests by business segment are as follows:

	Ownership Percentage as of		Carrying Value as of		Dividend Income for the Year Ended
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011	2010
	(In percentages)		(In $ millions)
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	13	12	11
Nantong Cellulose Fibers Co. Ltd.	31	31	106	97	59	56	51
Zhuhai Cellulose Fibers Co. Ltd.	30	30	14	14	11	10	9
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	6	6	2	2	2
Other			16	16	—	—	—
Total			156	147	85	80	73
Transactions with Affiliates
Transactions with affiliates are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Purchases	163	190	169
Sales	1	10	8
Interest income	—	1	1
Balances with affiliates are as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Non-trade receivables	11	15
Total due from affiliates	11	15

Short-term borrowings	36	34
Trade payables	9	4
Current Other liabilities	6	8
Total due to affiliates	51	46
The Company has agreements with certain affiliates, primarily real estate service companies ("InfraServ Entities") (Note 15), whereby excess affiliate cash is lent to and managed by the Company, at variable interest rates governed by those agreements.

9. Property, Plant and Equipment, Net

	As of December 31,
	2012	2011
	(In $ millions)
Land	49	56
Land improvements	45	41
Buildings and building improvements	675	636
Machinery and equipment	3,760	3,514
Construction in progress	327	338
Gross asset value	4,856	4,585
Accumulated depreciation	(1,506)	(1,316)
Net book value	3,350	3,269
Assets under capital leases, net, included in the amounts above are as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Buildings	34	33
Machinery and equipment	290	274
Accumulated depreciation	(122)	(96)
Net book value	202	211
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Capitalized interest	7	4	2
Depreciation expense	261	232	195
During 2012, 2011 and 2010, certain long-lived assets were impaired (Note 4 and Note 17).

10. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2010
Goodwill	299	249	35	191	774
Accumulated impairment losses	—	—	—	—	—
Net book value	299	249	35	191	774
Acquisitions (Note 4)	—	—	1	—	1
Exchange rate changes	(5)	(3)	(1)	(6)	(15)
As of December 31, 2011
Goodwill	294	246	35	185	760
Accumulated impairment losses	—	—	—	—	—
Net book value	294	246	35	185	760
Acquisitions (Note 4)	—	—	7	—	7
Exchange rate changes	3	3	—	4	10
As of December 31, 2012
Goodwill	297	249	42	189	777
Accumulated impairment losses	—	—	—	—	—
Net book value	297	249	42	189	777
In connection with the Company's annual goodwill impairment test performed during the three months ended September 30, 2012 using June 30 balances, the Company did not record an impairment loss related to goodwill as the estimated fair value for each of the Company's reporting units exceeded the carrying value of the underlying assets by a substantial margin. No events or changes in circumstances occurred during the three months ended December 31, 2012 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangibles are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2010	30	526	20	23	599
Acquisitions (Note 4)	—	—	7	—	7
Exchange rate changes	2	(13)	—	(1)	(12)
As of December 31, 2011	32	513	27	22	594
Acquisitions (Note 4)	—	4	3	6	13	(1)
Exchange rate changes	—	8	—	—	8
As of December 31, 2012	32	525	30	28	615
Accumulated Amortization
As of December 31, 2010	(10)	(395)	(11)	(14)	(430)
Amortization	(3)	(52)	(3)	(4)	(62)
Exchange rate changes	—	14	—	—	14
As of December 31, 2011	(13)	(433)	(14)	(18)	(478)
Amortization	(3)	(40)	(3)	(5)	(51)
Exchange rate changes	—	(7)	—	—	(7)
As of December 31, 2012	(16)	(480)	(17)	(23)	(536)
Net book value	16	45	13	5	79
______________________________

(1)	Weighted average amortization period of intangible assets acquired was 6 years.
Indefinite-lived intangibles are as follows:

Trademarks and Trade Names
(In $ millions)
Gross Asset Value
As of December 31, 2010	83
Acquisitions (Note 4)	—
Exchange rate changes	(2)
As of December 31, 2011	81
Acquisitions (Note 4)	4
Exchange rate changes	1
As of December 31, 2012	86
The Company’s trademarks and trade names have an indefinite life. Accordingly, no amortization expense is recorded on these intangible assets.
For the year ended December 31, 2012, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2013	32
2014	21
2015	10
2016	7
2017	6
In connection with the Company's annual indefinite-lived intangible assets impairment test performed during the three months ended September 30, 2012 using June 30 balances, the Company did not record an impairment loss to indefinite-lived intangible assets as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying asset by a substantial margin. No events or changes in circumstances occurred during the three months ended December 31, 2012 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
11. Current Other Liabilities

	As of December 31,
	2012	2011
	(In $ millions)
Salaries and benefits	74	101
Environmental (Note 15)	21	25
Restructuring (Note 17)	30	44
Insurance	15	19
Asset retirement obligations	38	22
Derivatives (Note 21)	23	26
Current portion of benefit obligations (Note 14)	47	47
Interest	23	25
Sales and use tax/foreign withholding tax payable	17	16
Uncertain tax positions (Note 18)	65	70
Customer rebates	44	55
Other	78	89
Total	475	539
12. Noncurrent Other Liabilities

	As of December 31,
	2012	2011
	(In $ millions)
Environmental (Note 15)	78	71
Insurance	58	64
Deferred revenue	36	40
Deferred proceeds(1)	909	892
Asset retirement obligations	26	42
Derivatives (Note 21)	8	13
Income taxes payable	2	2
Other	35	29
Total	1,152	1,153
______________________________

(1)
Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to cease operations and sell its Kelsterbach, Germany manufacturing site, included in the Advanced Engineered Materials seg ment (). Such proceeds will be deferred until the transfer of title to the Frankfurt, Germany Airport.
Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Balance at beginning of year	64	77	67
Additions(1)	3	—	—
Accretion	3	3	3
Payments	(12)	(10)	(15)
Revisions to cash flow estimates(2)	5	(5)	23
Exchange rate changes	1	(1)	(1)
Balance at end of year	64	64	77
______________________________

(1)	Primarily relates to sites which management no longer considers to have an indeterminate life.

(2)	Primarily relates to revisions to the estimated cost of future plant closures.
Included in the asset retirement obligations for the years ended December 31, 2012 and 2011 is $10 million and $10 million, respectively, related to indemnifications received for a business acquired in 2005. The Company has a corresponding receivable of $6 million in Non-trade receivables, net and $4 million included in noncurrent Other assets in the consolidated balance sheet as of December 31, 2012.
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
13. Debt

	As of December 31,
	2012	2011
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	60	38
Short-term borrowings, including amounts due to affiliates	108	106
Total	168	144
The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates, was 4.0% as of December 31, 2012 compared to 4.3% as of December 31, 2011.

	As of December 31,
	2012	2011
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C loan due 2016	977	1,386
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	—
Credit-linked revolving facility due 2014, interest rate of 1.8%	50	—
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	182	182
Obligations under capital leases due at various dates through 2054	244	248
Other bank obligations due 2017, interest rate of 5.9%	37	95
Subtotal	2,990	2,911
Current installments of long-term debt	(60)	(38)
Total	2,930	2,873
Senior Notes
On November 13, 2012, Celanese US completed an offering of $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022 (the "4.625% Notes") in a public offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The 4.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the "Subsidiary Guarantors").
The 4.625% Notes were issued under an indenture, dated May 6, 2011, as amended by a second supplemental indenture, dated November 13, 2012 (the "Second Supplemental Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 4.625% Notes on March 15 and September 15 of each year commencing on March 15, 2013. Prior to November 15, 2022, Celanese US may redeem some or all of the 4.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Second Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 4.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the "5.875% Notes") in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the "First Supplemental Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year commencing on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the First Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the "6.625% Notes") under an indenture dated September 24, 2010 (the "Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act. Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year commencing on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese.
The Indenture and the First and Second Supplemental Indentures contain covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
Senior Credit Facilities
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated as of April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the amendment agreement, the "Amended Credit Agreement"). Our Amended Credit Agreement consists of the Term C loan facility due 2016, the Term B loan facility due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US prepaid its outstanding Term B loan facility under the Amended Credit Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
As a result of the Term B loan payoff by the issuance of the 5.875% Notes, the Company accelerated amortization of deferred financing costs of $3 million which is recorded as Refinancing expense in the consolidated statements of operations. In addition, the Company recorded deferred financing costs of $8 million which are being amortized over the term of the 5.875% Notes.
On November 13, 2012 Celanese US prepaid $400 million of its outstanding Term C loan facility under the Amended Credit Agreement set to mature in 2016 using proceeds from the 4.625% Notes.
As a result of the Term C loan paydown using proceeds from the issuance of the 4.625% Notes, $3 million has been recorded as Refinancing expense in the consolidated statements of operations which includes accelerated amortization of deferred financing costs and other refinancing expenses. In addition, the Company recorded deferred financing costs of $8 million which are being amortized over the term of the 4.625% Notes. These deferred financing costs combined with existing deferred financing costs of $22 million are included in noncurrent Other assets on the consolidated balance sheet as of December 31, 2012.
Amortization of deferred financing costs is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Interest expense	4	4	7
Net deferred financing costs are as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Noncurrent Other assets	30	28
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

The estimated net leverage ratio and margin are as follows:

	As of December 31, 2012
	Estimated Total Net Leverage Ratio	Estimated Margin
Credit-linked revolving facility	1.60	1.50%
Term C	1.60	2.75%
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
The Company’s first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of December 31, 2012
	First Lien Senior Secured Leverage Ratio
			Estimate, if Fully Drawn	Borrowing Capacity
	Maximum	Estimate
				(In $ millions)
Revolving credit facility	3.90	0.88	1.37	600

The balances available for borrowing are as follows:

As of December 31, 2012
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	50
Letters of credit issued	70
Available for borrowing	108
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
The Amended Credit Agreement also maintains a number of events of default, including a cross default to other debt of Celanese, Celanese US, or their subsidiaries, including the 4.625% Notes, the 5.875% Notes and the 6.625% Notes, in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations under the Amended Credit Agreement.
Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2013	168
2014	73
2015	23
2016	962
2017	17
Thereafter	1,855
Total	3,098
The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2012.
14. Benefit Obligations
Pension obligations. Pension obligations are established for benefits payable in the form of retirement, disability and surviving dependent pensions. The commitments result from participation in defined contribution and defined benefit plans, primarily in the US. Benefits are dependent on years of service and the employee's compensation. Supplemental retirement benefits provided to certain employees are nonqualified for US tax purposes. Separate nonqualified trusts have been established for US nonqualified plans. Pension costs under the Company's retirement plans are actuarially determined.
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

The Company participates in a multiemployer defined benefit plan and a multiemployer defined contribution plan in Germany covering certain employees. The Company's contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions as outlined in a works council agreement, covering all German entity employees hired prior to January 1, 2012. As of January 1, 2012, the multiemployer defined benefit pension plan described above was closed to new employees. Qualifying employees hired in Germany after December 31, 2011 are covered by a multiemployer defined contribution plan. The Company's contributions to the multiemployer defined contribution plan are based on specified percentages of employee contributions, similar to the multiemployer defined benefit plan, but at a lower rate.
Statutory regulations and the works council agreement require the contributions to fully fund the multiemployer plans. The risks of participating in the multiemployer plans are different from single-employer plans in the following aspects:

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

Based on the 2012 unaudited and 2011 audited multiemployer defined benefit plan's financial statements, the plan is at least 100% funded in 2012, 2011 and 2010. The number of employees covered by the Company's multiemployer defined benefit plan remained relatively stable year over year from 2010 to 2012, resulting in minimal changes to employer contributions. The Company's participation in the German multiemployer defined benefit plan is not considered individually significant to that plan as the Company's contributions were less than 5% in both 2012 and 2011. No other factors would indicate the Company's participation in the German multiemployer defined benefit plan is individually significant.
Contributions to the Company's defined contribution plans and multiemployer plans are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Defined contribution plans	17	15	14
Multiemployer pension plan	6	6	6
Other postretirement obligations. Certain retired employees receive postretirement health care and life insurance benefits under plans sponsored by the Company, which has the right to modify or terminate these plans at any time. The cost for coverage is shared between the Company and the retiree. The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The Company's policy is to fund benefits as claims and premiums are paid. The US plan was closed to new participants effective January 1, 2006.

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2012	2011	2012	2011
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	3,761	3,533	281	282
Service cost	28	28	1	1
Interest cost	170	182	11	13
Participant contributions	—	—	22	21
Plan amendments	—	(3)	4	—
Net actuarial (gain) loss(1)	466	274	12	13
Divestitures	—	—	—	—
Settlements	—	(1)	—	—
Benefits paid	(242)	(236)	(46)	(53)
Federal subsidy on Medicare Part D	—	—	6	4
Curtailments	—	(1)	—	—
Exchange rate changes	16	(15)	1	—
Projected benefit obligation as of end of period	4,199	3,761	292	281
Change in Plan Assets
Fair value of plan assets as of beginning of period	2,562	2,460	—	—
Actual return on plan assets	294	169	—	—
Employer contributions	270	181	24	32
Participant contributions	—	—	22	21
Divestitures	—	—	—	—
Settlements	—	—	—	—
Benefits paid(3)	(242)	(236)	(46)	(53)
Exchange rate changes	12	(12)	—	—
Fair value of plan assets as of end of period	2,896	2,562	—	—
Funded Status as of end of period	(1,303)	(1,199)	(292)	(281)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	26	27	—	—
Current Other liabilities	(23)	(22)	(24)	(25)
Benefit obligations	(1,306)	(1,204)	(268)	(256)
Net amount recognized	(1,303)	(1,199)	(292)	(281)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(2)	1,326	994	(21)	(35)
Prior service (benefit) cost	6	7	4	1
Net amount recognized	1,332	1,001	(17)	(34)
______________________________

(1)	Primarily relates to change in discount rates.

(2)
Amount includes accumulated other comprehensive losses of $9 million and gains of $1 million as of December 31, 2012 and 2011, respectively, related to the Company's equity method investments' pension plans. Amount shown net of an income tax benefit of $307 million and $203 million as of December 31, 2012 and 2011, respectively, in the consolidated statements of equity (Note 16).

(3)	Includes benefit payments to nonqualified pension plans of $22 million and $22 million as of December 31, 2012 and 2011, respectively.

The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2012	2011	2012	2011
	(In percentages)
US plans	84	86	88	88
International plans	16	14	12	12
Total	100	100	100	100
The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits
	As of December 31,
	2012	2011
	(In percentages)
US plans	83	82
International plans	17	18
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Projected benefit obligation	3,986	3,540
Fair value of plan assets	2,657	2,314
Included in the above table are pension plans with accumulated benefit obligations in excess of plan assets as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Accumulated benefit obligation	3,881	3,468
Fair value of plan assets	2,654	2,300
The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Accumulated benefit obligation	4,096	3,697

The components of net periodic benefit costs are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In $ millions)
Service cost	28	28	30	1	1	1
Interest cost	170	182	188	11	13	15
Expected return on plan assets	(206)	(202)	(197)	—	—	—
Amortization of prior service cost	1	1	1	1	—	—
Recognized actuarial (gain) loss	57	29	8	(1)	(2)	(4)
Curtailment (gain) loss	—	(2)	(4)	—	—	—
Settlement (gain) loss	—	—	—	—	—	—
Special termination benefits	—	—	—	—	—	—
Total	50	36	26	12	12	12
Amortization of Accumulated other comprehensive income (loss), net into net periodic benefit cost in 2013 is expected to be as follows:

	Pension Benefits	Postretirement Benefits
	(In $ millions)
Net actuarial (gain) loss	93	—
Prior service cost	1	—
Total	94	—
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain US employees as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Nonqualified Trust Assets
Marketable securities, at fair value	53	64
Noncurrent Other assets, consisting of insurance contracts	66	69
Nonqualified Pension Obligations
Current Other liabilities	22	21
Benefit obligations	264	248
Expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Total	17	18	18
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
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits		Postretirement Benefits
	As of December 31,		As of December 31,
	2012	2011	2012	2011
	(In percentages)
Discount Rate Obligations
US plans	3.80	4.60	3.40	4.30
International plans	3.55	4.70	3.82	4.10
Combined	3.77	4.61	3.45	4.28
Rate of Compensation Increase
US plans	4.00	4.00
International plans	2.85	2.63
Combined	3.81	3.58
The principal weighted average assumptions used to determine benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In percentages)
Discount Rate Obligations
US plans	4.60	5.30	5.90	4.30	4.90	5.50
International plans	4.70	5.05	5.41	4.04	4.95	5.49
Combined	4.61	5.26	5.83	4.27	4.91	5.50
Expected Return on Plan Assets
US plans	8.50	8.50	8.50
International plans	6.00	6.00	6.07
Combined	8.06	8.06	8.06
Rate of Compensation Increase
US plans	4.00	4.00	4.00
International plans	2.88	2.66	2.94
Combined	3.84	3.58	3.84
The expected rate of return is assessed annually and is based on long-term relationships among major asset classes and the level of incremental returns that can be earned by the successful implementation of different active investment management strategies. Equity returns are based on estimates of long-term inflation rate, real rate of return, 10-year Treasury bond premium over cash and equity risk premium. Fixed income returns are based on maturity, long-term inflation, real rate of return and credit spreads. The US qualified defined benefit plans' actual return on assets for the year ended December 31, 2012 was 13.1% versus an expected long-term rate of asset return assumption of 8.5%.
In the US, the rate used to discount pension and other postretirement benefit plan liabilities was based on a yield curve developed from market data of over 300 Aa-grade non-callable bonds at December 31, 2012. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.
The Company determines its discount rates in the Euro zone using the iBoxx Euro Corporate AA Bond indices with appropriate adjustments for the duration of the plan obligations. In other international locations, the Company determines its discount rates based on the yields of high quality government bonds with a duration appropriate to the duration of the plan obligations.

On January 1, 2012, the Company's health care cost trend assumption for US postretirement medical plan's net periodic benefit cost was 7.5% for the first year, declining 0.5% per year to an ultimate rate of 5%. On January 1, 2011, the Company's health care cost trend assumption for US postretirement medical plan's net periodic benefit cost was 8% for the first four years declining 0.5% per year to an ultimate rate of 5%. On January 1, 2010, the Company's health care cost trend assumption for US postretirement medical plan's net periodic benefit cost was 8.5% for the first year declining 0.5% per year to an ultimate rate of 5%.
Assumed health care cost trend rates for US postretirement medical plans have a significant effect on the amounts reported for the health care plans.
The impact of a one percentage point change in the assumed health care cost trend is as follows:

	Trend Rate Change
	Decreases 1%	Increases 1%
	(In $ millions)
Postretirement obligations	5	6
Service and interest cost	—	—
Plan Assets
The investment objectives for the Company's pension plans are to earn, over a moving twenty-year period, a long-term expected rate of return, net of investment fees and transaction costs, sufficient to satisfy the benefit obligations of the plan, while at the same time maintaining adequate liquidity to pay benefit obligations and proper expenses, and meet any other cash needs, in the short- to medium-term.
The weighted average target asset allocations for the Company's pension plans in 2013 are as follows:

	US Plans	International Plans
	(In percentages)
Bonds - domestic to plans	53	81
Equities - domestic to plans	26	13
Equities - international to plans	20	3
Other	1	3
Total	100	100
The equity and debt securities objectives are to provide diversified exposure across the US and global equity markets and to manage the risks and returns of the plans through the use of multiple managers and strategies. The fixed income strategy is designed to reduce liability-related interest rate risk by investing in bonds that match the duration and credit quality of the plan liabilities. Derivatives based strategies may be used to improve the effectiveness of the hedges.
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

The fair values of pension plan assets are as follows:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2012	2011	2012	2011	2012	2011
	(In $ millions)
Assets
Cash and cash equivalents	15	14	—	—	15	14
Common/collective trusts
Loans	—	—	55	—	55	—
Equities	—	—	176	153	176	153
Derivatives
Swaps	—	—	10	10	10	10
Other	—	—	1	—	1	—
Equity securities
US companies	359	327	—	—	359	327
International companies	450	358	—	—	450	358
Fixed income
Collateralized mortgage obligations	—	—	2	6	2	6
Corporate debt	—	1	822	761	822	762
Treasuries, other debt	102	36	349	375	451	411
Mortgage backed securities	—	—	31	44	31	44
Registered investment companies	—	—	278	282	278	282
Securities lending collateral	10	63	—	—	10	63
Short-term investments	—	—	229	186	229	186
Insurance contracts	—	—	31	29	31	29
Other	22	7	8	10	30	17
Total assets	958	806	1,992	1,856	2,950	2,662
Liabilities
Derivatives
Swaps	—	—	10	10	10	10
Other	—	—	—	1	—	1
Obligations under securities lending	10	63	—	—	10	63
Total liabilities	10	63	10	11	20	74
Total net assets (1)	948	743	1,982	1,845	2,930	2,588
______________________________

(1)
Total net assets excludes non-financial plan receivables and payables of $29 million and $63 million, respectively, as of December 31, 2012 and $38 million and $64 million, respectively, as of December 31, 2011. Non-financial items include due to/from broker, interest receivables and accrued expenses.

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

	As of December 31,
	2012	2011
	(In $ millions)
As of the beginning of the year	—	26
Unrealized gain (loss)	—	3
Purchases, sales, issuances and settlements, net	—	(29)
As of the end of the year	—	—
The financial objectives of the qualified pension plans are established in conjunction with a comprehensive review of each plan's liability structure. The Company's asset allocation policy is based on detailed asset/liability analysis. In developing investment policy and financial goals, consideration is given to each plan's demographics, the returns and risks associated with current and alternative investment strategies and the current and projected cash, expense and funding ratios of each plan. Investment policies must also comply with local statutory requirements as determined by each country. A formal asset/liability study of each plan is undertaken every three to five years or whenever there has been a material change in plan demographics, benefit structure or funding status and investment market. The Company has adopted a long-term investment horizon such that the risk and duration of investment losses are weighed against the long-term potential for appreciation of assets. Although there cannot be complete assurance that these objectives will be realized, it is believed that the likelihood for their realization is reasonably high, based upon the asset allocation chosen and the historical and expected performance of the asset classes utilized by the plans. The intent is for investments to be broadly diversified across asset classes, investment styles, market sectors, investment managers, developed and emerging markets and securities in order to moderate portfolio volatility and risk. Investments may be in separate accounts, commingled trusts, mutual funds and other pooled asset portfolios provided they all conform to fiduciary standards.
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
Employer contributions for pension benefits and postretirement benefits are estimated to be $52 million and $24 million, respectively, in 2013. Benefit payments related to nonqualified pension plans are estimated to be $22 million in 2013. The table below reflects pension benefits expected to be paid from the plans or from the Company's assets. The postretirement benefits represent the Company's share of the benefit cost.

		Postretirement Benefit
	Pension Benefit Payments(1)	Payments	Expected Federal Subsidy
	(In $ millions)
2013	237	54	6
2014	236	55	6
2015	236	56	6
2016	237	55	2
2017	241	54	2
2018-2021	1,250	260	6
______________________________

(1)	Payments are expected to be made primarily from plan assets.

Other Obligations
Additional benefit obligations are as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Long-term disability	22	26
Other	6	6
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
Environmental expenditures for preventative and remediation efforts are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Capital expenditures	40	30	19
Other expenditures (1)	45	41	47
______________________________

(1)	Includes expenditures for US Superfund sites of $2 million, $2 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The components of environmental remediation reserves are as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Demerger obligations (Note 23)	31	34
Divestiture obligations (Note 23)	21	24
Active sites	28	20
US Superfund sites	15	14
Other environmental remediation reserves	4	4
Total	99	96
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

Remediation efforts recorded are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Cost of sales	10	2	1
Selling, general and administrative expenses	3	6	8
The Company did not record any insurance recoveries during 2012 or have any receivables for insurance recoveries related to these matters as of December 31, 2012. As of December 31, 2012 and 2011, there were receivables of $6 million and $6 million, respectively, from the former owner of the Company's Spondon, Derby, United Kingdom acetate flake, tow and film business, which was acquired in 2007.
German InfraServ Entities
On January 1, 1997, coinciding with a reorganization of the Hoechst businesses in Germany, real estate service companies ("InfraServ Entities") were created to own directly the land and property and to provide various technical and administrative services at each of the manufacturing locations. The Company owns manufacturing facilities at the InfraServ location in Frankfurt am Main-Hoechst, Germany and holds equity interests in the companies which own and operate the former Hoechst sites in Frankfurt am Main-Hoechst, Gendorf and Knapsack, all of which are located in Germany.
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

	As of December 31, 2012
	Ownership	Liability	Reserves (1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	39	10	11
InfraServ GmbH & Co. Knapsack KG	27	22	1
InfraServ GmbH & Co. Hoechst KG	32	40	74
______________________________

(1)	Gross reserves maintained by the respective InfraServ entity.

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

One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the US Environmental Protection Agency ("EPA") to perform a Remedial Investigation/Feasibility Study ("RI/FS") of the contaminants in the lower 17 mile stretch known as the Lower Passaic River Study Area. The RI/FS is ongoing and may take several more years to complete. The Company is among a group of settling parties to a June 2012 Administrative Order on Consent with the EPA to perform a removal action on a small section of the river. The Company has also been named as a third-party defendant along with more than 200 other entities in an action initially brought by the New Jersey Department of Environmental Protection ("NJDEP") in the Supreme Court of New Jersey against Occidental Chemical Corporation and several other companies. This suit by the NJDEP seeks recovery of past and future clean-up costs, as well as unspecified economic damages, punitive damages, penalties and a variety of other forms of relief arising from alleged discharges into the Lower Passaic River.

In 2007, the EPA issued a draft study that evaluated alternatives for early remedial action of a portion of the Passaic River at an estimated cost of $900 million to $2.3 billion. Several parties commented on the draft study, and the EPA has announced its intention to issue a proposed plan in 2013. Although the Company's assessment that the contamination allegedly released by the Company is likely an insignificant aspect of the final remedy, because the RI/FS is still ongoing, and the EPA has not finalized its study or the scope of requested cleanup the Company cannot reliably estimate its portion of the final remedial costs for this matter at this time. However, the Company currently believes that its portion of the costs would be less than approximately 1% to 2%. The Company is vigorously defending these and all related matters.
Environmental Proceedings
On January 7, 2013, following self-disclosures by the Company, the Company's Meredosia, Illinois site received a Notice of Violation/Finding of Violation from the US Environmental Protection Agency Region 5 ("EPA") alleging Clean Air Act violations. The Company is working with the EPA and with the state agency to reach a resolution of this matter. Based on currently available information and the Company's past experience, we do not believe that resolution of this matter will have a significant impact on the Company, even though the Company cannot conclude that a penalty will be less than $100,000. The Meredosia, Illinois site is included in the Industrial Specialties segment.
16. Stockholders’ Equity
Preferred Stock
In February 2010, the Company delivered notice to the holders of its 4.25% Convertible Perpetual Preferred Stock (the "Preferred Stock") that it was calling for the redemption of all 9,600,000 outstanding shares of Preferred Stock. Holders of the Preferred Stock were entitled to convert each share of Preferred Stock into 1.2600 shares of the Company’s Series A Common Stock, par value $0.0001 per share ("Common Stock"). Holders of the Preferred Stock elected to convert 9,591,276 shares of Preferred Stock into an aggregate of 12,084,942 shares of Common Stock. The 8,724 shares of Preferred Stock that remained outstanding after such conversions were redeemed by the Company for 7,437 shares of Common Stock, in accordance with the terms of the Preferred Stock. The Company paid cash in lieu of fractional shares.

Common Stock
The Company’s Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of Common Stock unless the Company’s Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the Company’s Amended Credit Agreement, the 4.625% Notes, the 5.875% Notes and the 6.625% Notes.
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
Treasury Stock
The Company’s Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of December 31, 2012	893
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,				Total From February 2008 Through
	2012		2011	2010	December 31, 2012
Shares repurchased	1,059,719	(1)	652,016	1,667,592	13,142,527
Average purchase price per share	$42.44		$46.99	$28.77	$38.14
Amount spent on repurchased shares (in millions)	$45		$31	$48	$501
______________________________

(1)
Excludes 5,823 shares withheld from employee to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock is considered outstanding at the time of issuance and therefore, the shares withheld are treated as treasury shares.

The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.

Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2012			2011			2010
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	(1)	(1)
Foreign currency translation	13	(8)	5	(29)	2	(27)	26	11	37
Unrealized gain (loss) on interest rate swaps	10	(3)	7	37	(10)	27	32	(15)	17
Pension and postretirement benefits	(348)	104	(244)	(290)	110	(180)	(102)	39	(63)
Total	(325)	93	(232)	(282)	102	(180)	(44)	34	(10)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2009	—	(38)	(101)	(521)	(660)
Current period change	—	26	32	(102)	(44)
Income tax (provision) benefit	(1)	11	(15)	39	34
As of December 31, 2010	(1)	(1)	(84)	(584)	(670)
Current period change	—	(29)	37	(290)	(282)
Income tax (provision) benefit	—	2	(10)	110	102
As of December 31, 2011	(1)	(28)	(57)	(764)	(850)
Current period change	—	13	10	(348)	(325)
Income tax (provision) benefit	—	(8)	(3)	104	93
As of December 31, 2012	(1)	(23)	(50)	(1,008)	(1,082)
17. Other (Charges) Gains, Net

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Employee termination benefits	(6)	(22)	(32)
Kelsterbach plant relocation (Note 27)	(7)	(47)	(26)
Plumbing actions (Note 23)	5	6	59
Insurance recoveries (Note 28)	—	—	18
Asset impairments	(8)	(1)	(74)
Plant/office closures	—	—	(4)
Commercial disputes	2	15	13
Other	—	1	—
Total	(14)	(48)	(46)

2012
During the year ended December 31, 2012, the Company recorded $5 million of employee termination benefits, related to the previously announced closure of the Company's acetate flake and acetate tow manufacturing operations at its Spondon, Derby, United Kingdom site (Note 4). Also during the year ended December 31, 2012, the Company concluded that certain long-lived assets were partially impaired at its acetate flake and acetate tow manufacturing operations in Spondon, Derby, United Kingdom. Accordingly, the Company wrote down the related property, plant and equipment to its fair value of $3 million, measured at the date of impairment, resulting in long-lived asset impairment losses of $8 million for the year ended December 31, 2012. The Company calculated the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the reporting unit. This fair value measurement of long-lived assets is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections involve significant judgment and are based on management's estimate of current and forecasted market conditions and cost structure.
2011
As a result of the Company’s Pardies, France "Project of Closure" and the previously announced closure of the Company’s acetate flake and acetate tow manufacturing operations at its Spondon, Derby, United Kingdom site (Note 4), the Company recorded $4 million and $4 million, respectively, of employee termination benefits during the year ended December 31, 2011. Additionally, during the year ended December 31, 2011, the Company recorded $8 million of employee termination benefits related to the relocation of the Company's polyacetal ("POM") operations located in Kelsterbach, Germany to Frankfurt Hoechst Industrial Park, Germany (Note 27) and $6 million of employee termination benefits related to a business optimization project which is included in the Other Activities segment.
During the year ended December 31, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier (Note 23). The resolution of this commercial dispute is included in the Acetyl Intermediates segment.
2010
In 2010, the Company concluded that certain long-lived assets were partially impaired at its acetate flake and acetate tow manufacturing operations in Spondon, Derby, United Kingdom (Note 4). Accordingly, the Company wrote down the related property, plant and equipment to its fair value of $31 million, measured at the date of impairment, resulting in long-lived asset impairment losses of $72 million for the year ended December 31, 2010. The Company calculated the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the reporting unit. This fair value measurement of long-lived assets is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections involve significant judgment and are based on management's estimate of current and forecasted market conditions and cost structure.
As a result of the announced closure of the Company's acetate flake and acetate tow manufacturing operations in Spondon, Derby, United Kingdom (Note 4), the Company recorded $15 million of employee termination benefits during the year ended December 31, 2010.
As a result of the Company's Pardies, France "Project of Closure" (Note 4), the Company recorded exit costs of $12 million  during the year ended December 31, 2010, which primarily consisted of $6 million in employee termination benefits, $1 million of long-lived asset impairment losses, $3 million of contract termination costs and $3 million of reindustrialization costs.
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

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2010	3	16	—	24	10	53
Additions	8	4	—	1	8	21
Cash payments	(2)	(2)	—	(20)	(4)	(28)
Other changes	—	—	—	—	(3)	(3)
Exchange rate changes	(1)	—	—	—	—	(1)
As of December 31, 2011	8	18	—	5	11	42
Additions	—	5	—	2	1	8
Cash payments	(2)	(11)	—	(3)	(3)	(19)
Other changes	—	—	—	(1)	(2)	(3)
Exchange rate changes	—	1	—	—	—	1
As of December 31, 2012	6	13	—	3	7	29
Plant/Office Closures
As of December 31, 2010	—	—	—	3	1	4
Additions	—	—	—	—	—	—
Cash payments	—	—	—	(2)	—	(2)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of December 31, 2011	—	—	—	1	1	2
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	—	—	—	—	—	—
As of December 31, 2012	—	—	—	1	—	1
Total	6	13	—	4	7	30
18. Income Taxes
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
US	421	310	214
International (1)	236	445	324
Total	657	755	538
______________________________

(1)
Includes aggregate earnings generated by operations in Bermuda, Luxembourg, the Netherlands and Hong Kong of $320 million, $321 million and $260 million for the years ended December 31, 2012, 2011 and 2010, respectively, which have an aggregate effective income tax rate of 5.6%, 2.5% and 3.7% for each year, respectively.

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Current
US	41	24	62
International	77	32	35
Total	118	56	97
Deferred
US	5	89	16
International	(75)	4	(1)
Total	(70)	93	15
Total	48	149	112
A reconciliation of the significant differences between the US federal statutory tax rate of 35% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions, except percentages)
Income tax provision computed at US federal statutory tax rate	230	264	188
Change in valuation allowance	27	7	39
Equity income and dividends	(31)	(25)	(41)
(Income) expense not resulting in tax impact, net	(39)	(16)	8
US tax effect of foreign earnings and dividends	42	48	28
Foreign tax credits	(187)	(66)	(33)
Other foreign tax rate differentials	(8)	(61)	(11)
Legislative changes	—	—	(71)	(1)
Tax-deductible interest on foreign equity investments and other related items	11	(3)	(3)
State income taxes, net of federal benefit	9	10	5
Other, net	(6)	(9)	3
Income tax provision (benefit)	48	149	112

Effective income tax rate	7%	20%	21%
______________________________

(1)	Represents the impact of Miscellaneous Tax Resolutions issued by the Mexican tax authority to clarify various provisions included in the 2010 Mexican Tax Reform Bill.
Federal and state income taxes have not been provided on accumulated but undistributed earnings of $2.9 billion as of December 31, 2012 as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
The effective tax rate for continuing operations for the year ended December 31, 2012 was 7% compared to 20% for the year ended December 31, 2011. The effective tax rate for 2012 was favorably impacted by foreign tax credit carryforwards realized in the US and offset by deferred tax charges related to changes in assessment regarding permanent reinvestment of certain foreign earnings.
During 2012, the Company amended certain prior year income tax returns to recognize the benefit of available foreign tax credit carryforwards. As a result the Company recognized an income tax benefit of $142 million. The available foreign tax credits are subject to a ten year carryforward period and expire beginning 2014 through 2021. The Company expects to fully utilize the credits within the prescribed carryforward period.
On February 15, 2012, the Company amended its existing joint venture and other related agreements with its venture partner in Polyplastics Co., Ltd ("Polyplastics"). The amended agreements ("Agreements"), among other items, modified certain dividend rights, resulting in a net cash dividend payment to the Company of $72 million during the three months ended March 31, 2012. In addition, as a result of the Agreements, Polyplastics is required to pay certain annual dividends to the venture partners. Consequently, Polyplastics' undistributed earnings will no longer be invested indefinitely. Accordingly, the Company recognized a deferred tax liability of $38 million which was charged to Income tax provision (benefit) in the consolidated statement of operations, related to the taxable outside basis difference of its investment in Polyplastics.
The Company operates under tax holidays in various jurisdictions which are in effect through December 2013. Due to limited profitability in these jurisdictions, the Company realized no material benefit from tax holidays for the years ended December 31, 2012, 2011 and 2010.
Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	579	529
Accrued expenses	58	57
Inventory	—	1
Net operating loss	398	359
Tax credit carryforwards	206	94
Other	370	159
Subtotal	1,611	1,199
Valuation allowance (1)	(399)	(363)
Total	1,212	836
Deferred Tax Liabilities
Depreciation and amortization	479	319
Investments in affiliates	83	50
Other	70	51
Total	632	420
Net deferred tax assets (liabilities)	580	416
______________________________

(1)
Includes deferred tax asset valuation allowances primarily for the Company's deferred tax assets in the US, Luxembourg, France, Spain, China, the United Kingdom and Germany, as well as other foreign jurisdictions. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

For the year ended December 31, 2012, the valuation allowance increased by $36 million primarily due to $27 million of losses generated with no currently realizable income tax benefit as well as an increase of $7 million related to exchange rate changes.
Legislative Changes
Mexico enacted the 2008 Fiscal Reform Bill on October 1, 2007. Effective January 1, 2008, the bill repealed the existing asset-based tax and established a dual income tax system consisting of a new minimum flat tax (the "IETU") and the existing regular income tax system. The IETU system taxes companies on cash basis net income, consisting only of certain specified items of revenue and expense, at a rate of 17% and 17.5% for 2009 and 2010 forward, respectively. In general, companies must pay the higher of the income tax or the IETU, although the IETU is not creditable against future income tax liabilities. The Company has determined that it will primarily be subject to the IETU in future periods. Accordingly, the Company has recorded tax expense (benefit) of $9 million, $4 million, and $19 million for the years ended December 31, 2012, 2011 and 2010, respectively, for the tax effects of the IETU system.
In December 2010, the US enacted the Tax Relief, Unemployment Reauthorization and Job Creation Act of 2010 (the "2010 Tax Relief Act"). The 2010 Tax Relief Act increased bonus depreciation for qualified investments made after September 8, 2010 and before January 1, 2012, and also made bonus depreciation available for qualified property placed in service after December 31, 2011 and before January 1, 2013. The 2010 Tax Relief Act also provided a two-year extension of expired provisions that were relevant to the Company including the research tax credit and look-through treatment for controlled foreign corporations. The 2010 Tax Relief Act enabled the Company to accelerate deductions of capital improvements resulting in a reduction to Income taxes payable of $27 million for the year ended December 31, 2011.
On January 2, 2013, the US enacted the American Taxpayer Relief Act of 2012 (the "2012 Tax Relief Act"). The 2012 Tax Relief Act extends many expired corporate income tax provisions through 2013, including the research and development credit, the look-through treatment of payments between related controlled foreign corporations, the active financing exception and bonus depreciation, including retroactive application to January 1, 2012. The income tax accounting effect, including any retroactive effect, of the 2012 Tax Relief Act will be accounted for in the period of enactment. The Company does not expect to record a material benefit in 2013 as a result of these provisions.
Net Operating Loss Carryforwards
As of December 31, 2012, the Company has US federal net operating loss carryforwards of $33 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2021. At December 31, 2012, the Company also had state net operating loss carryforwards, net of federal tax impact, of $54 million, $52 million of which are offset by a valuation allowance due to uncertain recoverability. A portion of these net operating loss carryforwards begin to expire in 2013.
The Company also has foreign net operating loss carryforwards as of December 31, 2012 of $1.2 billion primarily for Luxembourg, France, Spain, Canada, China, Singapore, the United Kingdom and Germany with various expiration dates. Net operating losses in China have various carryforward periods and began expiring in 2011. Net operating losses in most other foreign jurisdictions do not have an expiration date.
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
As of the beginning of the year	211	244	208
Increases in tax positions for the current year	6	—	—
Increases in tax positions for prior years	42	37	85
Decreases in tax positions for prior years	(19)	(54)	(48)
Decreases due to settlements	(33)	(16)	(1)
As of the end of the year	207	211	244

Total uncertain tax positions that if recognized would impact the effective tax rate	237	230	264
Total amount of interest and penalties recognized in the consolidated statements of operations	6	(1)	11
Total amount of interest and penalties recognized in the consolidated balance sheets	61	55	56
The Company primarily operates in the US, Germany, Canada, China, Mexico and Singapore. Examinations are ongoing in a number of these jurisdictions including Germany for the years 2001 to 2004 and 2005 to 2007 and the US for the years 2009 to 2011. The Company's US federal income tax returns for 2003 and forward are open for examination under statute. The Company's German corporate tax returns for 2001 and forward are open for examination under statute. A further change in uncertain tax positions may occur within the next twelve months related to the settlement of one or more tax examinations or the lapse of applicable statutes of limitations. Such amounts have been reflected as the current portion of uncertain tax positions (Note 11).
19. Management Compensation Plans
General Plan Description
In April 2009, the Company and our stockholders approved a global incentive plan which replaces the Company’s 2004 Stock Incentive Plan ("2004 SIP"). The 2009 Global Incentive Plan ("2009 GIP") enables the compensation committee of the Board of Directors to award incentive and nonqualified stock options, stock appreciation rights, shares of Series A common stock, restricted stock, restricted stock units ("RSUs") and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions that provide effective incentive to Company employees (including officers), non-management directors and other service providers. Under the 2009 GIP, the Company may not grant RSUs with the right to participate in dividends or dividend equivalents.
On April 19, 2012, the 2009 GIP was amended to, among other things, increase the maximum number of shares that may be issued under the 2009 GIP by 8,000,000 shares to 13,350,000 shares plus (a) any shares of Series A common stock that remain available for issuance under the 2004 Stock Incentive Plan (not including any shares of Series A common stock that are subject to outstanding awards under the 2004 SIP or any shares of Series A common stock that were issued pursuant to awards under the 2004 SIP) and (b) any awards under the 2004 stock incentive plan that remain outstanding that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the award to the extent that such award is exercised for or settled in vested and non-forfeitable shares).
Total shares available for awards and total shares subject to outstanding awards are as follows:

	As of December 31, 2012
	Shares Available for Awards	Shares Subject to Outstanding Awards
2009 GIP	11,332,510	1,811,518
2004 SIP	—	424,870	(1)
______________________________

(1)	No RSUs remaining outstanding under the 2004 SIP.
Upon the termination of a participant’s employment with the Company by reason of death or disability, retirement or by the Company without cause (as defined in the respective award agreements), an award in amount equal to (i) the value of the award granted multiplied by (ii) a fraction, (x) the numerator of which is the number of full months between grant date and the date of such termination, and (y) the denominator of which is the term of the award, such product to be rounded down to the nearest whole number, and reduced by (iii) the value of any award that previously vested, shall immediately vest and become payable to the Participant. Upon the termination of a Participant’s employment with the Company for any other reason, any unvested portion of the award shall be forfeited and canceled without consideration.
The Company realized income tax benefits from stock option exercises and RSU vestings as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Income tax benefit realized	31	25	19
Amount reversed in current year related to prior year	1	9	—

Stock Options
It is the Company’s policy to grant stock options with an exercise price equal to the average of the high and low price of the Company’s Series A common stock on the grant date. The options issued have a term ranging from seven to ten years and vest on a graded basis over either three or four years. The estimated value of the Company’s stock-based awards less expected forfeitures is recognized over the awards’ respective vesting period on a straight-line basis.
Generally, vested stock options are exercised through a broker-assisted cashless exercise program. A broker-assisted cashless exercise is the simultaneous exercise of a stock option by an employee and a sale of the shares through a broker. Authorized shares of the Company’s Series A common stock are used to settle stock options.
Beginning in October 2010 through April 2012, the Company granted awards of stock options to certain executive officers of the Company that require a holding period of one year subsequent to exercising a stock option award for net profit shares (as defined below) acquired upon exercise. Net profit shares means the aggregate number of shares determined by the Company’s human resources department representing the total number of shares remaining after taking into account the following costs related to exercise: (i) the aggregate option price with respect to the exercise; (ii) the amount of all applicable taxes with respect to the exercise, assuming the participant’s maximum applicable federal, state and local tax rates (and applicable employment taxes); and (iii) any transaction costs.
The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. The weighted average assumptions used in the model are as follows:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.78%	0.81%	1.27%
Estimated life in years	4.59	4.75	5.72
Dividend yield	0.70%	0.60%	0.59%
Volatility	50.31%	45.00%	51.75%
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on the Company’s historical volatilities. When establishing the expected life assumptions, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
The summary of changes in stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)	(In $)	(In years)	(In $ millions)
As of December 31, 2011	4.6	18.94	3.6	118
Granted	0.1	40.25
Exercised	(3.8)	16.57
Forfeited	(0.1)	32.47
Expired	—	—
As of December 31, 2012	0.8	29.93	4.4	12
Options exercisable at end of year	0.7	29.66	4.3	11
The weighted average grant date fair values of stock options granted is as follows:

	Year Ended December 31,
	2012	2011	2010
Total	$16.21	$11.38	$14.76

The total intrinsic value of stock options exercised is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Intrinsic value	110	20	13
As of December 31, 2012, the Company had $2 million of total unrecognized compensation expense related to stock options, excluding actual forfeitures, which is expected to be recognized over the weighted average period of three years.
Restricted Stock Units
The Company’s RSUs are net settled by withholding shares of the Company’s Series A common stock to cover minimum statutory income taxes and remitting the remaining shares of the Company’s Series A common stock to an individual brokerage account. Authorized shares of the Company’s Series A common stock are used to settle RSUs.
Performance-based RSUs. The Company generally grants performance-based RSUs to the Company’s executive officers and certain employees once per year. The Company may also grant performance-based RSUs to certain new employees or to employees who assume positions of increasing responsibility at the time those events occur. The number of performance-based RSUs that ultimately vest is dependent on one or both of the following according to the terms of the specific award agreement: The achievement of a) internal profitability targets (performance condition) and b) market performance targets measured by the comparison of the Company’s stock performance versus a defined peer group (market condition).
The outstanding performance-based RSUs generally cliff-vest during the Company’s quarter-end September 30 black-out period three years from the date of grant. The ultimate number of shares of the Company’s Series A common stock issued will range from zero to stretch, with stretch defined individually under each award, net of shares used to cover minimum statutory personal income taxes withheld. The market condition is factored into the estimated fair value per unit and compensation expense for each award will be based on the probability of achieving internal profitability targets, as applicable, and recognized on a straight-line basis over the term of the respective grant, less estimated forfeitures. For performance-based RSUs granted without a performance condition, compensation expense is based on the fair value per unit recognized on a straight-line basis over the term of the grant, less estimated forfeitures. Upon the termination of participant’s employment by the Company without cause prior to the vesting date, the participant is eligible for a prorated number of performance-based RSUs based on a formula as outlined in each agreement.
A summary of changes in nonvested performance-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)	(In $)
As of December 31, 2011	1,069	37.30
Granted	67	45.13
Vested	(316)	39.14
Cancelled	(171)	23.97
Forfeited	(220)	44.04
As of December 31, 2012	429	42.22
The fair value of shares vested for performance-based RSUs is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Total	12	14	8
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
The range of assumptions used in the Monte Carlo simulation approach is as follows:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.38%	0.38%	0.79%
Dividend yield	0.00 - 4.37%	0.00 - 4.37%	0.00 - 4.18%
Volatility	25 - 90%	25 - 90%	25 - 70%
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
A summary of changes in nonvested time-based RSUs outstanding is as follows:

	Employee Time-Based RSUs			Director Time-Based RSUs
	Number of Units		Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
	(In thousands)		(In $)	(In thousands)	(In $)
As of December 31, 2011	670		30.44	13	50.82
Granted	128		42.39	16	47.48
Vested	(323)		30.11	(13)	50.82
Forfeited	(44)		28.80	—	—
As of December 31, 2012	431	(1)	34.41	16	47.48
______________________________

(1)	Includes 66,108 of time-based restricted stock awards granted to the Company's Chief Executive Officer on April 5, 2012, of which 22,013 vested on October 1, 2012.
The fair value of shares vested for time-based RSUs is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Total	13	7	6
Beginning in October 2010 through April 2012, the Company granted both time-based RSUs and performance-based RSUs to executive officers and certain employees of the Company that require a holding period of seven years from the grant date of the awards for 0% to 75% of the shares vested, depending on salary level, as specified in each individual agreement. The fair value of the RSUs with holding periods were discounted due to the lack of transferability of these RSUs during the holding period as follows:

	Year Ended December 31,
	2012	2011	2010
	(In percentages)
Holding period discount	30	30	30

The holding period discount was determined using the weighted average results as calculated under the Chaffe and Finnerty models.
As of December 31, 2012, there was $13 million of unrecognized compensation cost related to RSUs, excluding actual forfeitures, which is expected to be recognized over a weighted average period of one year.
20. Leases
Rent expense recorded under all operating leases is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Total	165	173	160
Future minimum lease payments under non-cancelable rental and lease agreements which have initial or remaining terms in excess of one year are as follows:

As of December 31, 2012
Capital Leases
(In $ millions)
2013	43
2014	42
2015	40
2016	40
2017	40
Later years	288
Sublease income	—
Minimum lease commitments	493
Less amounts representing interest	(249)
Present value of net minimum lease obligations	244

As of December 31, 2012
Operating Leases
(In $ millions)
2013	49
2014	46
2015	40
2016	34
2017	22
Later years	116
Sublease income	(21)
Minimum lease commitments	286
The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.
21. Derivative Financial Instruments
Interest Rate Risk Management
To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of its variable rate borrowings into a fixed rate obligation. A portion of these interest rate swap agreements are designated as cash flow hedges and fix the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 13). If an interest rate swap agreement is terminated prior to its maturity, the amount previously recorded in

Accumulated other comprehensive income (loss), net is recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in Accumulated other comprehensive income (loss), net are recognized into earnings immediately.
US-dollar interest rate swap derivative agreements are as follows:

As of December 31, 2012
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
1,100	January 2, 2012	January 2, 2014	1.71%
500	January 2, 2014	January 2, 2016	1.02%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 13).

As of December 31, 2011
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
800	April 2, 2007	January 2, 2012	4.92%
400	January 2, 2008	January 2, 2012	4.33%
200	April 2, 2009	January 2, 2012	1.92%
1,100	January 2, 2012	January 2, 2014	1.71%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 13).
Interest rate swap activity is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Hedging activities - Interest expense	(15)	(59)	(68)
Ineffective portion - Other income (expense), net	—	—	—
Upon issuance of the 4.625% Notes and $400 million paydown of the Term C loan facility on November 13, 2012 (Note 13), it became probable that the hedged interest payments associated with $395 million of variable rate US-dollar debt would not occur. Accordingly, the Company dedesignated as cash flow hedges a notional value of $395 million of the $1.1 billion notional value US-dollar interest rate swap agreements expiring January 2, 2014 and a loss of $5 million was reclassified out of Accumulated other comprehensive income (loss), net, into Interest expense in the consolidated statements of operations during the three months ended December 31, 2012. Future mark-to-market adjustments on these dedesignated interest rate swap agreements will be recorded in Interest expense through their expiration on January 2, 2014.
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

2013 Maturity
(In $ millions)
Currency
Euro	(222)
British pound sterling	(27)
Chinese renminbi	(258)
Mexican peso	5
Singapore dollar	45
Canadian dollar	61
Japanese yen	(3)
Brazilian real	(14)
Swedish krona	(14)
Other	5
Total	(422)
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Total	902	896

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
In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the consolidated statements of operations. The Company recognized no gain or loss from these types of contracts during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, the Company did not have any open financial derivative contracts for commodities.

Information regarding changes in the fair value of the Company’s derivative agreements is as follows:

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	(12)	(1)	(15)	(2)	(24)	(3)	(59)	(2)	(31)	(4)	(68)	(2)
Derivatives Not Designated as Hedges
Interest rate swaps	—		(5)	(5)	—		—		—		—
Foreign currency forwards and swaps	—		(6)	(6)	—		16	(6)	—		33	(6)
Total	(12)		(26)		(24)		(43)		(31)		(35)
______________________________

(1)	Amount excludes $2 million of gains associated with the Company’s equity method investments’ derivative activity and $3 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the consolidated statements of operations.

(3)	Amount excludes $2 million of gains associated with the Company’s equity method investments’ derivative activity and $10 million of tax expense recognized in Other comprehensive income (loss).

(4)	Amount excludes $5 million of gains associated with the Company’s equity method investments’ derivative activity and $15 million of tax expense recognized in Other comprehensive income (loss).

(5)	Included in Interest expense in the consolidated statements of operations.

(6)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the consolidated statements of operations.
See Note 22 - Fair Value Measurements for additional information regarding the fair value of the Company's derivative agreements.
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
Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
		As of December 31,
	Balance Sheet Classification	2012	2011	2012	2011	2012	2011
		(In $ millions)
Mutual funds	Marketable securities, at fair value	53	64	—	—	53	64
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	—	2	9	2	9
Total assets		53	64	2	9	55	73
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	—	(10)	(21)	(10)	(21)
Interest rate swaps	Noncurrent Other liabilities	—	—	(7)	(13)	(7)	(13)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	—	(5)	(2)	(5)	(2)
Interest rate swaps	Noncurrent Other liabilities	—	—	(1)	—	(1)	—
Foreign currency forwards and swaps	Current Other liabilities	—	—	(8)	(3)	(8)	(3)
Total liabilities		—	—	(31)	(39)	(31)	(39)

Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In $ millions)
Cost investments	156	147	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	66	69	66	69	—	—	66	69
Long-term debt, including current installments of long-term debt	2,990	2,911	2,886	2,719	244	248	3,130	2,967
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
As of December 31, 2012 and 2011, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt. Additionally, certain noncurrent receivables, principally insurance recoverables, are carried at net realizable value.
The fair value of long-term debt is based on valuations from third-party banks and market quotations.
23. Commitments and Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss ("Possible Loss") may not represent the ultimate loss to the Company from legal proceedings. For reasonably possible loss contingencies that may be material and when determinable, the Company estimates its Possible Loss, considering that the Company could incur no loss in certain matters. Thus, the Company's exposure and ultimate losses may be higher or lower, and possibly materially so, than the Company's litigation accruals and estimates of Possible Loss. For some matters, the Company is unable, at this time, to estimate its Possible Loss that is reasonably possible of occurring. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the more difficult for the Company to estimate the Possible Loss that it is reasonably possible the Company could incur. The Company may disclose certain information related to a plaintiff's claim against the Company alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible or probable loss. Some of the Company's exposure in legal matters may be offset by applicable insurance coverage. The Company does not consider the possible availability of insurance coverage in determining the amounts of any accruals or any estimates of Possible Loss.
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
In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements in the Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) matter. The time to file claims against the class has expired and the entity established by the court to administer the claims was dissolved in September 2010. In addition between 1995 and 2001, CNA Holdings was named as a defendant in various putative class actions. The majority of these actions have now been dismissed. As a result the Company recorded $59 million in reserve reductions and recoveries from associated insurance indemnifications during 2010. The reserve was further reduced by $4 million during the year ended December 31, 2011 following the dismissal of the remaining US case (St. Croix, Ltd., et al. v. Shell Oil Company d/b/a Shell Chemical Company, Case No. XC-97-CR-467, Virgin Islands Superior Court) which was appealed in 2011. Oral argument for the appeal took place on December 13, 2012 and a decision on the appeal is expected in 2013.
As of December 31, 2012, the class actions in Canada are subject to a pending class settlement that would result in a dismissal of those cases. The Company does not believe the Possible Loss associated with the remaining matters is material. Accordingly, the Company has determined to reduce the reserves based on the expiration of the time to file and the resolution of certain claims under the Canada class and no significant active claims outside of Canada. The Company recorded recoveries and reductions in legal reserves related to plumbing actions to Other (charges) gains, net (Note 17) as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Recoveries	1	2	14
Legal reserve reductions	4	4	45
Total	5	6	59
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
Commercial Actions
In April 2007, Southern Chemical Corporation ("Southern") filed a petition in the 190th Judicial District Court of Harris County, Texas styled Southern Chemical Corporation v. Celanese Ltd. (Cause No. 2007-25490), seeking declaratory judgment relating to the terms of a multi-year methanol supply contract. The trial court granted the Company's motion for summary judgment in March 2008 dismissing Southern's claims. In September 2009, the intermediate Texas appellate court reversed the trial court decision and remanded the case to the trial court. The Texas Supreme Court subsequently declined both parties'

requests that it hear the case. On August 15, 2010, Southern filed a second amended petition adding a claim for breach of contract and seeking equitable damages in an unspecified amount from the Company. Southern amended its complaint adding new claims for fraud and tortious interference with a third-party contract. More specifically, Southern claimed the Company "materially misrepresented its intended use of the methanol to be supplied by Southern" and "violated the material terms of the contract and failed to correct these breaches after Southern provided notice." These alleged breaches include "selling, transferring, swapping or tolling methanol to or with entities other than the Company and to entities or operations outside the U.S. or Mexico." In the May 2012 complaint, Southern sought compensatory damages of $1.3 billion, as well as pre- and post-judgment interest, attorneys' fees and punitive damages equaling two times its actual damages. Southern also sought rescission or termination of the contract. Trial commenced on July 16, 2012, and on August 10, 2012, the jury returned a verdict of no liability and no damages with respect to all of Southern's claims against the Company. The trial court adopted the jury's verdict and entered final judgment on October 10, 2012. In November 2012, Southern filed a motion for new trial which the trial court denied.
In June 2012, Linde Gas Singapore Pte Ltd ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. The Company filed its answer on August 8, 2012. The Company believes that Linde Gas' claims lack merit and that the Company has complied with the contract terms and plans to vigorously defend the matter. Based on the Company's evaluation of currently available information, the Company cannot estimate the Possible Loss, if any, for this matter as discovery is ongoing and Linde Gas' arbitration demand to date does not specify the categories of damages it is seeking for the period that the plant was idled in 2012 and contends that it will incur additional damages if the plant is idled again in the future. The arbitral panel agreed to bifurcate the case into a liability and damages phase and set hearing dates for all liability issues in June 2013 and for all damages issues (if necessary) in December 2013.
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
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the demerger agreement, including for environmental liabilities associated with contamination arising either from environmental damage in general ("Category A") or under 19 divestiture agreements entered into by Hoechst prior to the demerger ("Category B") (Note 15).
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2012 are $61 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk (Note 15).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of indemnifications and guarantees provided for under these agreements is $195 million as of December 31, 2012. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.

Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services which extend through 2028. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2012, the Company had unconditional purchase obligations of $3.3 billion.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities ("VIEs") as of December 31, 2012 relates primarily to early contract termination fees.
The Company's carrying value of assets and liabilities associated with its obligations to VIEs, as well as the maximum exposure to loss relating to these VIEs are as follows:

	As of	As of
	December 31, 2012	December 31, 2011
	(In $ millions)
Property, plant and equipment, net	118	119

Trade payables	41	40
Current installments of long-term debt	7	6
Long-term debt	140	137
Total	188	183

Maximum exposure to loss	301	228
The difference between the total obligations to VIEs and the maximum exposure to loss, primarily represents take-or-pay obligations for services included within the unconditional obligations discussed above.
During March 2010, the Company successfully completed an amended raw material purchase agreement with a supplier who had filed for bankruptcy. Under the original contract, the Company made advance payments in exchange for preferential pricing on certain volumes of material purchases over the life of the contract. The cancellation of the original contract and the terms of the subsequent amendment resulted in the Company accelerating amortization on the unamortized prepayment balance of $22 million during the three months ended March 31, 2010. The accelerated amortization was recorded to Cost of sales in the consolidated statements of operations as follows: $20 million was recorded in the Acetyl Intermediates segment and $2 million was recorded in the Advanced Engineered Materials segment. During the year ended December 31, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against this bankrupt supplier. The consideration was recorded to Other charges (gains), net (Note 17), net in the consolidated statements of operations in the Acetyl Intermediates segment.

24.  Supplemental Cash Flow Information
Supplemental cash flow information for cash and non-cash activities is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Taxes paid, net of refunds	64	94	135
Interest paid, net of amounts capitalized	196	230	186
Noncash Investing and Financing Activities
Fair value adjustment to securities available for sale, net of tax	—	—	(2)
Capital lease obligations	7	38	33
Accrued capital expenditures	(22)	15	21
Asset retirement obligations	8	(2)	25
Accrued Kelsterbach capital expenditures	(14)	(33)	(7)
Accrued acquisition of intangibles	(2)	—	—
Lease incentives	6	3	—
25. Segment Information
Business Segments
The Company operates through the following business segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company's key decision maker, who is the Company's Chief Executive Officer.

•	Advanced Engineered Materials
The Company’s Advanced Engineered Materials segment develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. The Company and its strategic affiliates are a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are used in a broad range of end-use products including automotive components, medical devices, electronics, appliances, industrial applications, battery separators, conveyor belts, filtration equipment, coatings, electrical applications and products.

•	Consumer Specialties
The Company’s Consumer Specialties segment includes the Acetate Products and Nutrinova businesses, which serve consumer-driven applications. The Acetate Products business and the Nutrinova business are aggregated by the Company into one reportable segment based on similar economic characteristics and similar production processes, classes of customers and selling and distribution practices. The Acetate Products business is a leading producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filter products applications. The Company’s Nutrinova business is a leading international supplier of premium quality ingredients for the food, beverage and pharmaceuticals industries. The Nutrinova business produces and sells Sunett®, high intensity sweeteners, and is one of world's largest producers of food protection ingredients, such as potassium sorbates and sorbic acid.

•	Industrial Specialties
The Company’s Industrial Specialties segment includes the Emulsions and EVA Performance Polymers businesses which are operating segments aggregated by the Company into one reportable segment based on similar products, production processes, classes of customers and selling and distribution practices as well as economic similarities over a normal business cycle. The Company’s Emulsions business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The EVA Performance Polymers business is a leading North American manufacturer of a full range of low-density polyethylene and specialty ethylene vinyl acetate resins and compounds. EVA Performance Polymers’ products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.

•	Acetyl Intermediates
The Company’s Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, vinyl acetate monomer, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. The Acetyl Intermediates segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
In November 2010, the Company announced its newly developed advanced technology to produce ethanol. This innovative, new process combines our proprietary and leading acetyl platform with highly advanced manufacturing technology to produce ethanol from hydrocarbon-sourced feedstocks.

•	Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with financing activities of the Company, and the captive insurance companies.
The business segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies in Note 2.
Sales and revenues related to transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities		Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2012
Net sales	1,261	1,186	(1)	1,184	3,231	(1)	—		(444)	6,418
Other (charges) gains, net	(2)	(4)	(2)	—	—		(8)	(2)	—	(14)
Operating profit (loss)	86	244		82	263		(164)		—	511
Equity in net earnings (loss) of affiliates	190	6		—	11		35		—	242
Depreciation and amortization	113	45		55	80		15		—	308
Capital expenditures	51	65		38	169		16		—	339	(3)
	As of December 31, 2012
Goodwill and intangibles, net	372	276		65	229		—		—	942
Total assets	2,703	1,296		963	2,238		1,800		—	9,000
	Year Ended December 31, 2011
Net sales	1,298	1,161	(1)	1,223	3,551	(1)	1		(471)	6,763
Other (charges) gains, net	(49)	(3)		—	14		(10)		—	(48)
Operating profit (loss)	76	227		100	459		(172)		—	690
Equity in net earnings (loss) of affiliates	161	2		—	5		24		—	192
Depreciation and amortization	100	44		45	96		13		—	298
Capital expenditures	64	92		71	122		15		—	364	(3)
	As of December 31, 2011
Goodwill and intangibles, net	391	277		54	235		—		—	957
Total assets	2,787	1,154		901	2,035		1,641		—	8,518

	Advanced Engineered Materials		Consumer Specialties		Industrial Specialties		Acetyl Intermediates		Other Activities		Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2010
Net sales	1,109		1,098	(1)	1,036		3,082	(1)	2		(409)	5,918
Other (charges) gains, net	31		(76)		25	(4)	(12)		(14)	(4)	—	(46)
Operating profit (loss)	186		164		89		243		(179)		—	503
Equity in net earnings (loss) of affiliates	144		2		—		5		17		—	168
Depreciation and amortization	76	(5)	42		41		117	(5)	11		—	287
Capital expenditures	52		50		55		49		16		—	222	(3)
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $440 million and $4 million, respectively, for the year ended December 31, 2012 and $468 million and $3 million, respectively, for the year ended December 31, 2011; and $400 million and $9 million, respectively, for the year ended December 31, 2010.

(2)	Includes $9 million of insurance recoveries received from the Company's captive insurance companies related to the Narrows, Virginia facility that eliminates in consolidation.

(3)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany (Note 27) and includes a decrease in accrued capital expenditures of $22 million for the year ended December 31, 2012 and an increase of $15 million and $21 million for the years ended December 31, 2011 and 2010, respectively.

(4)	Includes $7 million of insurance recoveries received from the Company’s captive insurance companies related to the Edmonton, Alberta, Canada facility that eliminates in consolidation.

(5)
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

Geographical Segments
Revenues and noncurrent assets are presented based on the location of the business. The net sales based on the geographic location of the Company’s facilities are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Net Sales
US	1,811	1,772	1,555
International	4,607	4,991	4,363
Total	6,418	6,763	5,918
International Countries with Significant Net Sales
Germany	2,082	2,328	1,950
China	733	667	596
Singapore	561	722	612
Belgium	504	461	451
Canada	284	323	277
Mexico	257	241	267

Property, plant and equipment, net based on the geographic location of the Company’s facilities is as follows:

	As of December 31,
	2012	2011
	(In $ millions)
Property, Plant and Equipment, Net
US	813	735
International	2,537	2,534
Total	3,350	3,269
International Countries with Significant Property, Plant and Equipment, Net
Germany	1,328	1,394
China	642	573
Singapore	109	112
Belgium	60	53
Canada	148	154
Mexico	128	117
26. Earnings (Loss) Per Share

	Year Ended December 31,
	2012	2011	2010
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	609	606	426
Earnings (loss) from discontinued operations	(4)	1	(49)
Net earnings (loss)	605	607	377
Cumulative preferred stock dividends	—	—	(3)
Net earnings (loss) available to common stockholders	605	607	374

Weighted average shares - basic	158,325,442	156,204,077	154,564,136
Dilutive stock options	848,439	1,930,072	1,828,746
Dilutive restricted stock units	622,433	813,685	425,385
Assumed conversion of preferred stock	—	—	1,553,925
Weighted average shares - diluted	159,796,314	158,947,834	158,372,192
Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Year Ended December 31,
	2012	2011	2010
Stock options	25,906	69,395	575,266
Restricted stock units	3,996	735	74,166
Convertible preferred stock	—	—	—
Total	29,902	70,130	649,432
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
The Company received its final payment from Fraport of €110 million during the three months ended June 30, 2011 and ceased POM operations at the Kelsterbach, Germany facility prior to July 31, 2011. In September 2011, the Company announced the opening of its new POM production facility in Frankfurt Hoechst Industrial Park, Germany.
A summary of the financial statement impact associated with the Kelsterbach plant relocation is as follows:

	Year Ended December 31,			Total From Inception Through
	2012	2011	2010	December 31, 2012
	(In $ millions)
Deferred proceeds (1)	—	158	—	907
Costs expensed	7	47	26	113
Costs capitalized (2)	35	171	305	1,127
Lease buyout	—	—	22	22
Employee termination benefits	—	8	—	8
______________________________

(1)
Included in noncurrent Other liabilities in the consolidated balance sheets. Amounts reflect the US dollar equivalent at the time of receipt. Upon transfer of title to Fraport, the deferred proceeds will be recognized in the consolidated statements of operations. Such proceeds will be reduced by assets of €87 million included in Property, plant and equipment, net and €22 million included in noncurrent Other assets in the consolidated balance sheets, to be transferred to Fraport or otherwise disposed.

(2)	Includes a decrease in accrued capital expenditures of $14 million, $33 million and $7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
28. Insurance Recoveries
Due to periodic cessations of production caused by an electrical disruption in January 2010 at the Company's Acetate Products manufacturing facility in Narrows, Virginia, the Company filed certain insurance claims resulting in business interruption and property damage insurance recoveries.
Due to certain events in October 2008 and subsequent periodic cessations of production at the Company's EVA Performance Polymers manufacturing facility in Edmonton, Alberta, Canada, the Company declared two events of force majeure. During 2009, the Company replaced long-lived assets damaged in October 2008.
Insurance recoveries included in Other (charges) gains, net (Note 17) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In $ millions)
Narrows, Virginia
Consumer Specialties	9	—	—
Other Activities	(9)	—	—
Edmonton, Alberta, Canada
Industrial Specialties	—	—	25
Other Activities	—	—	(7)
Total net recoveries	—	—	18	(1)
______________________________

(1)	Total net recoveries for the year ended December 31, 2010 consists of $8 million related to property damage and $10 million related to business interruption.

29. Consolidating Guarantor Financial Information
The 4.625% Notes, the 5.875% Notes and the 6.625% Notes (collectively, the "Notes") were issued by Celanese US (the "Issuer") and are guaranteed by Celanese Corporation (the "Parent Guarantor") and the Subsidiary Guarantors (Note 13). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flow for the years ended December 31, 2012, 2011 and 2010 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows. Previously, the Company presented such activity within the category where the ultimate use of cash to third parties was presented in the consolidated statements of cash flow. Prior amounts have been revised to conform to the current presentation.
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

The consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,692	4,829	(1,103)	6,418
Cost of sales	—	—	(1,899)	(4,419)	1,092	(5,226)
Gross profit	—	—	793	410	(11)	1,192
Selling, general and administrative expenses	—	—	(222)	(285)	—	(507)
Amortization of intangible assets	—	—	(18)	(33)	—	(51)
Research and development expenses	—	—	(73)	(29)	—	(102)
Other (charges) gains, net	—	—	17	(22)	(9)	(14)
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(2)	—	(3)
Operating profit (loss)	—	—	496	35	(20)	511
Equity in net earnings (loss) of affiliates	602	706	204	201	(1,471)	242
Interest expense	—	(198)	(42)	(73)	128	(185)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	59	65	6	(128)	2
Dividend income - cost investments	—	—	—	85	—	85
Other income (expense), net	—	—	(10)	15	—	5
Earnings (loss) from continuing operations before tax	602	564	713	269	(1,491)	657
Income tax (provision) benefit	3	38	(87)	(17)	15	(48)
Earnings (loss) from continuing operations	605	602	626	252	(1,476)	609
Earnings (loss) from operation of discontinued operations	—	—	(5)	(1)	—	(6)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	2	—	—	2
Earnings (loss) from discontinued operations	—	—	(3)	(1)	—	(4)
Net earnings (loss)	605	602	623	251	(1,476)	605
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	605	602	623	251	(1,476)	605

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,572	5,240	(1,049)	6,763
Cost of sales	—	—	(1,847)	(4,507)	1,025	(5,329)
Gross profit	—	—	725	733	(24)	1,434
Selling, general and administrative expenses	—	—	(168)	(368)	—	(536)
Amortization of intangible assets	—	—	(17)	(45)	—	(62)
Research and development expenses	—	—	(64)	(32)	—	(96)
Other (charges) gains, net	—	—	23	(71)	—	(48)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	—	(1)	(2)
Operating profit (loss)	—	—	498	217	(25)	690
Equity in net earnings (loss) of affiliates	605	770	165	166	(1,514)	192
Interest expense	—	(217)	(41)	(41)	78	(221)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	23	48	10	(78)	3
Dividend income - cost investments	—	—	—	80	—	80
Other income (expense), net	—	—	(39)	53	—	14
Earnings (loss) from continuing operations before tax	605	573	631	485	(1,539)	755
Income tax (provision) benefit	2	32	(149)	(43)	9	(149)
Earnings (loss) from continuing operations	607	605	482	442	(1,530)	606
Earnings (loss) from operation of discontinued operations	—	—	3	(1)	—	2
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	2	(1)	—	1
Net earnings (loss)	607	605	484	441	(1,530)	607
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	607	605	484	441	(1,530)	607

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,277	4,570	(929)	5,918
Cost of sales	—	—	(1,704)	(3,976)	942	(4,738)
Gross profit	—	—	573	594	13	1,180
Selling, general and administrative expenses	—	—	(183)	(322)	—	(505)
Amortization of intangible assets	—	—	(14)	(47)	—	(61)
Research and development expenses	—	—	(42)	(28)	—	(70)
Other (charges) gains, net	—	—	68	(114)	—	(46)
Foreign exchange gain (loss), net	—	—	—	(3)	—	(3)
Gain (loss) on disposition of businesses and assets, net	—	—	3	5	—	8
Operating profit (loss)	—	—	405	85	13	503
Equity in net earnings (loss) of affiliates	407	551	153	126	(1,069)	168
Interest expense	—	(173)	(38)	(46)	53	(204)
Refinancing expense	—	(16)	—	—	—	(16)
Interest income	—	21	30	9	(53)	7
Dividend income - cost investments	—	—	—	73	—	73
Other income (expense), net	(27)	2	(52)	84	—	7
Earnings (loss) from continuing operations before tax	380	385	498	331	(1,056)	538
Income tax (provision) benefit	(3)	22	(91)	(38)	(2)	(112)
Earnings (loss) from continuing operations	377	407	407	293	(1,058)	426
Earnings (loss) from operation of discontinued operations	—	—	(78)	(2)	—	(80)
Gain (loss) on disposition of discontinued operations	—	—	2	—	—	2
Income tax (provision) benefit from discontinued operations	—	—	28	1	—	29
Earnings (loss) from discontinued operations	—	—	(48)	(1)	—	(49)
Net earnings (loss)	377	407	359	292	(1,058)	377
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	377	407	359	292	(1,058)	377

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	605	602	623	251	(1,476)	605
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	5	5	(12)	1	6	5
Unrealized gain (loss) on interest rate swaps	7	7	(1)	3	(9)	7
Pension and postretirement benefits	(244)	(244)	(162)	(89)	495	(244)
Total other comprehensive income (loss), net of tax	(232)	(232)	(175)	(85)	492	(232)
Total comprehensive income (loss), net of tax	373	370	448	166	(984)	373
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	373	370	448	166	(984)	373

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	607	605	484	441	(1,530)	607
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(27)	(27)	(6)	6	27	(27)
Unrealized gain (loss) on interest rate swaps	27	27	1	1	(29)	27
Pension and postretirement benefits	(180)	(180)	(153)	(27)	360	(180)
Total other comprehensive income (loss), net of tax	(180)	(180)	(158)	(20)	358	(180)
Total comprehensive income (loss), net of tax	427	425	326	421	(1,172)	427
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	427	425	326	421	(1,172)	427

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	377	407	359	292	(1,058)	377
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	(1)	—	2	(1)
Foreign currency translation	37	37	37	(10)	(64)	37
Unrealized gain (loss) on interest rate swaps	17	17	—	(4)	(13)	17
Pension and postretirement benefits	(63)	(63)	(52)	(11)	126	(63)
Total other comprehensive income (loss), net of tax	(10)	(10)	(16)	(25)	51	(10)
Total comprehensive income (loss), net of tax	367	397	343	267	(1,007)	367
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	367	397	343	267	(1,007)	367

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

	As of December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	10	—	275	674	—	959
Trade receivables - third party and affiliates	—	—	340	653	(166)	827
Non-trade receivables, net	31	444	1,754	484	(2,504)	209
Inventories, net	—	—	196	589	(74)	711
Deferred income taxes	—	—	62	8	(21)	49
Marketable securities, at fair value	—	—	52	1	—	53
Other assets	—	5	15	27	(16)	31
Total current assets	41	449	2,694	2,436	(2,781)	2,839
Investments in affiliates	1,692	3,437	1,579	570	(6,478)	800
Property, plant and equipment, net	—	—	813	2,537	—	3,350
Deferred income taxes	—	5	509	92	—	606
Other assets	—	1,927	132	414	(2,010)	463
Goodwill	—	—	305	472	—	777
Intangible assets, net	—	—	69	96	—	165
Total assets	1,733	5,818	6,101	6,617	(11,269)	9,000
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,584	208	159	(1,783)	168
Trade payables - third party and affiliates	—	—	269	546	(166)	649
Other liabilities	—	40	267	475	(307)	475
Deferred income taxes	—	21	—	25	(21)	25
Income taxes payable	—	—	419	73	(454)	38
Total current liabilities	—	1,645	1,163	1,278	(2,731)	1,355
Noncurrent Liabilities
Long-term debt	—	2,467	872	1,597	(2,006)	2,930
Deferred income taxes	—	—	—	50	—	50
Uncertain tax positions	3	6	23	149	—	181
Benefit obligations	—	—	1,362	240	—	1,602
Other liabilities	—	8	101	1,055	(12)	1,152
Total noncurrent liabilities	3	2,481	2,358	3,091	(2,018)	5,915
Total Celanese Corporation stockholders’ equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Total liabilities and equity	1,733	5,818	6,101	6,617	(11,269)	9,000

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

	As of December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	133	549	—	682
Trade receivables - third party and affiliates	—	—	297	694	(120)	871
Non-trade receivables, net	29	383	1,651	562	(2,390)	235
Inventories, net	—	—	187	590	(65)	712
Deferred income taxes	—	—	103	17	(16)	104
Marketable securities, at fair value	—	—	64	—	—	64
Other assets	—	6	18	45	(34)	35
Total current assets	29	389	2,453	2,457	(2,625)	2,703
Investments in affiliates	1,315	2,978	1,530	535	(5,534)	824
Property, plant and equipment, net	—	—	735	2,534	—	3,269
Deferred income taxes	—	17	382	22	—	421
Other assets	—	1,903	132	296	(1,987)	344
Goodwill	—	—	298	462	—	760
Intangible assets, net	—	—	69	128	—	197
Total assets	1,344	5,287	5,599	6,434	(10,146)	8,518
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,492	176	131	(1,655)	144
Trade payables - third party and affiliates	—	—	258	535	(120)	673
Other liabilities	—	63	353	506	(383)	539
Deferred income taxes	—	16	—	17	(16)	17
Income taxes payable	—	—	384	35	(407)	12
Total current liabilities	—	1,571	1,171	1,224	(2,581)	1,385
Noncurrent Liabilities
Long-term debt	—	2,372	834	1,650	(1,983)	2,873
Deferred income taxes	—	—	—	92	—	92
Uncertain tax positions	3	16	27	136	—	182
Benefit obligations	—	—	1,346	146	—	1,492
Other liabilities	—	13	99	1,055	(14)	1,153
Total noncurrent liabilities	3	2,401	2,306	3,079	(1,997)	5,792
Total Celanese Corporation stockholders’ equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,341	1,315	2,122	2,131	(5,568)	1,341
Total liabilities and equity	1,344	5,287	5,599	6,434	(10,146)	8,518

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	7	(100)	396	489	(70)	722
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(170)	(191)	—	(361)
Acquisitions, net of cash acquired	—	—	(23)	—	—	(23)
Proceeds from sale of businesses and assets, net	—	—	1	—	—	1
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(49)	—	(49)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(3)	—	3	—
Intercompany loan receipts (disbursements)	—	5	(53)	—	48	—
Other, net	—	—	(9)	(59)	—	(68)
Net cash provided by (used in) investing activities	—	5	(257)	(299)	51	(500)
Financing Activities
Short-term borrowings (repayments), net	—	53	5	(3)	(53)	2
Proceeds from short-term borrowings	—	—	—	71	—	71
Repayments of short-term borrowings	—	—	—	(71)	—	(71)
Proceeds from long-term debt	—	500	50	—	—	550
Repayments of long-term debt	—	(414)	(10)	(70)	5	(489)
Refinancing costs	—	(9)	—	—	—	(9)
Purchases of treasury stock, including related fees	(45)	—	—	—	—	(45)
Dividends to parent	—	(35)	(35)	—	70	—
Contributions from parent	—	—	—	3	(3)	—
Stock option exercises	62	—	—	—	—	62
Series A common stock dividends	(43)	—	—	—	—	(43)
Preferred stock dividends	—	—	—	—	—	—
Return of capital to parent	—	—	—	—	—	—
Other, net	29	—	(7)	(1)	—	21
Net cash provided by (used in) financing activities	3	95	3	(71)	19	49
Exchange rate effects on cash and cash equivalents	—	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	10	—	142	125	—	277
Cash and cash equivalents as of beginning of period	—	—	133	549	—	682
Cash and cash equivalents as of end of period	10	—	275	674	—	959

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	41	(127)	446	368	(90)	638
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(145)	(204)	—	(349)
Acquisitions, net of cash acquired	—	—	(8)	—	—	(8)
Proceeds from sale of businesses and assets, net	—	—	1	5	—	6
Deferred proceeds from Kelsterbach plant relocation	—	—	—	159	—	159
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(204)	—	(204)
Return of capital from subsidiary	—	100	—	—	(100)	—
Contributions to subsidiary	—	(100)	—	—	100	—
Intercompany loan receipts (disbursements)	—	5	(307)	—	302	—
Other, net	—	—	(15)	(30)	—	(45)
Net cash provided by (used in) investing activities	—	5	(474)	(274)	302	(441)
Financing Activities
Short-term borrowings (repayments), net	—	307	(5)	(8)	(307)	(13)
Proceeds from short-term borrowings	—	—	—	70	—	70
Repayments of short-term borrowings	—	—	—	(73)	—	(73)
Proceeds from long-term debt	—	400	—	11	—	411
Repayments of long-term debt	—	(532)	(9)	(55)	5	(591)
Refinancing costs	—	(8)	—	—	—	(8)
Purchases of treasury stock, including related fees	(31)	—	—	—	—	(31)
Dividends to parent	—	(45)	(45)	—	90	—
Contributions from parent	—	—	100	—	(100)	—
Stock option exercises	20	—	—	—	—	20
Series A common stock dividends	(34)	—	—	—	—	(34)
Preferred stock dividends	—	—	—	—	—	—
Return of capital to parent	—	—	—	(100)	100	—
Other, net	4	—	(8)	—	—	(4)
Net cash provided by (used in) financing activities	(41)	122	33	(155)	(212)	(253)
Exchange rate effects on cash and cash equivalents	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	—	—	5	(63)	—	(58)
Cash and cash equivalents as of beginning of period	—	—	128	612	—	740
Cash and cash equivalents as of end of period	—	—	133	549	—	682

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	44	(38)	173	445	(172)	452
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(88)	(113)	—	(201)
Acquisitions, net of cash acquired	—	—	(46)	—	—	(46)
Proceeds from sale of businesses and assets, net	—	—	4	22	—	26
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(312)	—	(312)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	5	(337)	—	332	—
Other, net	—	—	(6)	(21)	—	(27)
Net cash provided by (used in) investing activities	—	5	(473)	(424)	332	(560)
Financing Activities
Short-term borrowings (repayments), net	—	370	3	(34)	(370)	(31)
Proceeds from short-term borrowings	—	—	—	70	—	70
Repayments of short-term borrowings	—	—	—	(55)	—	(55)
Proceeds from long-term debt	—	600	—	—	—	600
Repayments of long-term debt	—	(827)	(7)	(101)	38	(897)
Refinancing costs	—	(24)	—	—	—	(24)
Purchases of treasury stock, including related fees	(48)	—	—	—	—	(48)
Dividends to parent	—	(86)	(86)	—	172	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	14	—	—	—	—	14
Series A common stock dividends	(28)	—	—	—	—	(28)
Preferred stock dividends	(3)	—	—	—	—	(3)
Return of capital to parent	—	—	—	—	—	—
Other, net	16	—	(2)	—	—	14
Net cash provided by (used in) financing activities	(49)	33	(92)	(120)	(160)	(388)
Exchange rate effects on cash and cash equivalents	—	—	—	(18)	—	(18)
Net increase (decrease) in cash and cash equivalents	(5)	—	(392)	(117)	—	(514)
Cash and cash equivalents as of beginning of period	5	—	520	729	—	1,254
Cash and cash equivalents as of end of period	—	—	128	612	—	740

30. Subsequent Events
On February 6, 2013, the Company declared a quarterly cash dividend of $0.075 per share on its Common Stock amounting to $12 million. The cash dividend was for the period from November 1, 2012 to January 31, 2013 and will be paid on February 28, 2013 to holders of record as of February 19, 2013.

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

4.5
Second Supplemental Indenture, 4.625% Senior Notes due 2022, dated as of November 13, 2012, by and between Celanese US Holdings LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 13, 2012).

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

Exhibit Number                    Description

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

Exhibit Number                     Description

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

10.5(g)‡
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

10.5(j)‡	Form of 2011 Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.5(k)‡	Form of 2011 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.5(l)‡	Form of 2011 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.5(m)‡	Form of Nonqualified Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.5(n)‡	Form of Time-Vesting Restricted Stock Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

Exhibit Number                    Description

10.5(o)‡
Form of Performance-Vesting Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.5(p)‡
Form of Amendment to 2010 and 2011 Nonqualified Stock Option Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.5(q)‡
Form of Amendment to 2010 and 2011 Time-Vesting Restricted Stock Unit Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.5(r)‡
Form of Amendment to 2010 and 2011 Performance-Vesting Restricted Stock Unit Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6‡
Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, April 19, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2012).

10.6(a)*‡	Form of 2012 Time-Vesting Restricted Stock Unit Award Agreement.

10.6(b)*‡	Form of 2012 Nonqualified Stock Option Award Agreement.

10.7‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).

10.8‡	Executive Severance Benefits Plan, dated July 21, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2010).

10.9‡
Summary of pension benefits for David N. Weidman (updated to include revisions effective after the summary was first filed as Exhibit 10.34 to the Annual Report on Form 10-K filed with the SEC on March 31, 2005) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.10(a)‡
Offer Letter, dated February 25, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2009).

10.10(b)‡
Restrictive Covenant Agreement, dated September 7, 2011, between Celanese Corporation and James S. Alder (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.10(c)‡
Letter Agreement, dated November 4, 2011, between Celanese Corporation and Mark C. Rohr (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2011).

10.10(d)‡
Agreement and Amendment, dated March 27, 2012, between Celanese Corporation and David N. Weidman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 24, 2012).

10.10(e)*‡	Agreement and General Release, dated June 12, 2012, between Celanese Corporation and Jacquelyn H. Wolf.

10.10(f)‡
Offer Letter, dated September 8, 2012, between Celanese Corporation and Lori A. Johnston (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on October 23, 2012).

Exhibit Number	Description

10.11‡
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

10.11(a)‡
Change in Control Agreement, dated May 1, 2008, between Celanese Corporation and Christopher W. Jensen (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2008).

10.11(b)‡
Form of 2010 Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2010).

10.11(c)‡
Form of Amendment No. 1 to 2010 Form of Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on October 26, 2011).

10.11(d)‡
Form of 2012 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.12‡
Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.13*‡	Summary of Non-Employee Director Compensation.

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

Exhibit Number                    Description

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of subsidiaries of Celanese Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

23.2*	Consent of Independent Auditors of CTE Petrochemicals Company, BDO USA, LLP.

23.3*	Consent of Independent Auditors of CTE Petrochemicals Company, Deloitte & Touche LLP.

23.4*	Consent of Independent Auditors of National Methanol Company, BDO Dr. Mohamed Al-Amri & Co.

23.5*	Consent of Independent Auditors of National Methanol Company, Deloitte & Touche Bakr Abulkhair & Co.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited financial statements as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012 for CTE Petrochemicals Company.

99.2*	Audited financial statements as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012 for National Methanol Company.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*     Filed herewith.
‡ Indicates a management contract or compensatory plan or arrangement.
†     Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2 of the Securities Exchange Act of 19034, as amended. The omitted portions of this exhibit have been separately filed with the SEC.