Form 10-Q
period 2013-03-31
Celanese Corp
filed 2013-04-19
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of April 15, 2013 was 159,651,273.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended March 31, 2013

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
		As Adjusted (Note 1)
	(In $ millions, except share and per share data)
Net sales	1,605	1,633
Cost of sales	(1,272)	(1,359)
Gross profit	333	274
Selling, general and administrative expenses	(106)	(126)
Amortization of intangible assets	(11)	(13)
Research and development expenses	(26)	(25)
Other (charges) gains, net	(4)	—
Foreign exchange gain (loss), net	(1)	1
Gain (loss) on disposition of businesses and assets, net	(1)	—
Operating profit (loss)	184	111
Equity in net earnings (loss) of affiliates	54	51
Interest expense	(43)	(45)
Refinancing expense	—	—
Interest income	—	1
Dividend income - cost investments	24	—
Other income (expense), net	(1)	2
Earnings (loss) from continuing operations before tax	218	120
Income tax (provision) benefit	(77)	73
Earnings (loss) from continuing operations	141	193
Earnings (loss) from operation of discontinued operations	2	—
Gain (loss) on disposition of discontinued operations	—	—
Income tax (provision) benefit from discontinued operations	(1)	—
Earnings (loss) from discontinued operations	1	—
Net earnings (loss)	142	193
Net (earnings) loss attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Celanese Corporation	142	193
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	141	193
Earnings (loss) from discontinued operations	1	—
Net earnings (loss)	142	193
Earnings (loss) per common share - basic
Continuing operations	0.88	1.23
Discontinued operations	0.01	—
Net earnings (loss) - basic	0.89	1.23
Earnings (loss) per common share - diluted
Continuing operations	0.88	1.21
Discontinued operations	0.01	—
Net earnings (loss) - diluted	0.89	1.21
Weighted average shares - basic	159,682,386	156,576,896
Weighted average shares - diluted	160,201,636	159,115,232

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2013	2012
		As Adjusted (Note 1)
	(In $ millions)
Net earnings (loss)	142	193
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—
Foreign currency translation	(31)	26
Gain (loss) on interest rate swaps	1	1
Pension and postretirement benefits	—	(4)
Total other comprehensive income (loss), net of tax	(30)	23
Total comprehensive income (loss), net of tax	112	216
Comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Celanese Corporation	112	216

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2013	As of December 31, 2012
		As Adjusted (Note 1)
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	978	959
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2013: $10; 2012: $9)	916	827
Non-trade receivables, net	197	209
Inventories	758	711
Deferred income taxes	50	49
Marketable securities, at fair value	49	53
Other assets	38	31
Total current assets	2,986	2,839
Investments in affiliates	796	800
Property, plant and equipment (net of accumulated depreciation - 2013: $1,536; 2012: $1,506)	3,286	3,350
Deferred income taxes	603	606
Other assets	480	463
Goodwill	762	777
Intangible assets, net	155	165
Total assets	9,068	9,000
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	112	168
Trade payables - third party and affiliates	659	649
Other liabilities	459	475
Deferred income taxes	25	25
Income taxes payable	96	38
Total current liabilities	1,351	1,355
Long-term debt	2,959	2,930
Deferred income taxes	44	50
Uncertain tax positions	180	181
Benefit obligations	1,576	1,602
Other liabilities	1,123	1,152
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2013 and 2012: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2013: 183,666,930 issued and 159,680,094 outstanding; 2012: 183,629,237 issued and 159,642,401 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2013 and 2012: 0 issued and outstanding)	—	—
Treasury stock, at cost (2013: 23,986,836 shares; 2012: 23,986,836 shares)	(905)	(905)
Additional paid-in capital	736	731
Retained earnings	2,123	1,993
Accumulated other comprehensive income (loss), net	(119)	(89)
Total Celanese Corporation stockholders’ equity	1,835	1,730
Noncontrolling interests	—	—
Total equity	1,835	1,730
Total liabilities and equity	9,068	9,000

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Three Months Ended
	March 31, 2013
	Shares	Amount
		As Adjusted (Note 1)
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	159,642,401	—
Stock option exercises	36,900	—
Purchases of treasury stock	—	—
Stock awards	793	—
Balance as of the end of the period	159,680,094	—
Treasury Stock
Balance as of the beginning of the period	23,986,836	(905)
Purchases of treasury stock, including related fees	—	—
Balance as of the end of the period	23,986,836	(905)
Additional Paid-In Capital
Balance as of the beginning of the period		731
Stock-based compensation, net of tax		4
Stock option exercises, net of tax		1
Balance as of the end of the period		736
Retained Earnings
Balance as of the beginning of the period		1,993
Net earnings (loss) attributable to Celanese Corporation		142
Series A common stock dividends		(12)
Balance as of the end of the period		2,123
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(89)
Other comprehensive income (loss), net of tax		(30)
Balance as of the end of the period		(119)
Total Celanese Corporation stockholders’ equity		1,835
Noncontrolling Interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		—
Balance as of the end of the period		—
Total equity		1,835

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
		As Adjusted (Note 1)
	(In $ millions)
Operating Activities
Net earnings (loss)	142	193
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(4)	(4)
Depreciation, amortization and accretion	80	77
Pension and postretirement benefit expense	(5)	3
Pension and postretirement contributions	(19)	(66)
Deferred income taxes, net	(8)	(91)
(Gain) loss on disposition of businesses and assets, net	1	—
Refinancing expense	—	—
Other, net	2	72
Operating cash provided by (used in) discontinued operations	1	—
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(100)	(47)
Inventories	(55)	(32)
Other assets	(7)	19
Trade payables - third party and affiliates	36	123
Other liabilities	83	(32)
Net cash provided by (used in) operating activities	147	215
Investing Activities
Capital expenditures on property, plant and equipment	(74)	(106)
Acquisitions, net of cash acquired	—	(23)
Proceeds from sale of businesses and assets, net	—	—
Capital expenditures related to Kelsterbach plant relocation	(3)	(21)
Other, net	(10)	(5)
Net cash provided by (used in) investing activities	(87)	(155)
Financing Activities
Short-term borrowings (repayments), net	(19)	10
Proceeds from short-term debt	24	24
Repayments of short-term debt	(24)	(24)
Proceeds from long-term debt	50	—
Repayments of long-term debt	(55)	(8)
Purchases of treasury stock, including related fees	—	(20)
Stock option exercises	1	7
Series A common stock dividends	(12)	(10)
Other, net	—	—
Net cash provided by (used in) financing activities	(35)	(21)
Exchange rate effects on cash and cash equivalents	(6)	6
Net increase (decrease) in cash and cash equivalents	19	45
Cash and cash equivalents as of beginning of period	959	682
Cash and cash equivalents as of end of period	978	727

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2013 and 2012 contained in this Quarterly Report on Form 10-Q ("Quarterly Report") were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2012, filed on February 8, 2013 with the SEC as part of the Company’s Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.
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

Change in accounting policy regarding pension and other postretirement benefits
Effective January 1, 2013, the Company elected to change its accounting policy for recognizing actuarial gains and losses and changes in the fair value of plan assets for its defined benefit pension plans and other postretirement benefit plans. Previously, the Company recognized the actuarial gains and losses as a component of Accumulated other comprehensive income (loss), net within the consolidated balance sheets on an annual basis and amortized the gains and losses into operating results over the average remaining service period to retirement date for active plan participants or, for retired participants, the average remaining life expectancy. For defined benefit pension plans, the unrecognized gains and losses were amortized when the net gains and losses exceeded 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurred when the net gains and losses exceeded 10% of the accumulated postretirement benefit obligation at the beginning of the year.
Previously, differences between the actual rate of return on plan assets and the long-term expected rate of return on plan assets were not generally recognized in net periodic benefit cost in the year that the difference occurred. These differences were deferred and amortized into net periodic benefit cost over the average remaining future service period of employees. The asset gains and losses subject to amortization and the long-term expected return on plan assets were previously calculated using a five-year smoothing of asset gains and losses referred to as the market-related value to stabilize variability in the plan asset values.
The Company now applies the long-term expected rate of return to the fair value of plan assets and immediately recognizes the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured. Events requiring a plan remeasurement will be recognized in the quarter in which such remeasurement event occurs. The remaining components of the Company's net periodic benefit cost are recorded on a quarterly basis. While the Company's historical policy of recognizing the change in fair value of plan assets and net actuarial gains and losses is considered acceptable under US GAAP, the Company believes the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change improves transparency within the Company's operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred. The policy changes have no impact on future pension and postretirement benefit plan funding or pension and postretirement benefits paid to participants. Financial information for all periods presented has been retrospectively adjusted.
In connection with the changes in accounting policy for pension and other postretirement benefits and in an attempt to properly match the actual operational expenses each business segment is incurring, the Company changed its allocation of net periodic benefit cost. Previously, the Company allocated all components of net periodic benefit cost to each business segment on a ratable basis. The Company now allocates only the service cost and amortization of prior service cost components of its pension and postretirement plans to its business segments. All other components of net periodic benefit cost are recorded to Other Activities. The components of net periodic benefit cost that are no longer allocated to each business segment include interest cost, expected return on assets and net actuarial gains and losses as these components are considered financing activities managed at the corporate level. The Company believes the revised expense allocation more appropriately matches the cost incurred for active employees to the respective business segment. Business segment information for prior periods has been retrospectively adjusted (Note 18).

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statement of operations is as follows:

	Three Months Ended March 31, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions, except per share data)
Cost of sales	(1,363)	4	(1,359)
Gross profit	270	4	274
Selling, general and administrative expenses	(134)	8	(126)
Research and development expenses	(26)	1	(25)
Operating profit (loss)	98	13	111
Earnings (loss) from continuing operations before tax	107	13	120
Income tax (provision) benefit	76	(3)	73
Earnings (loss) from continuing operations	183	10	193
Net earnings (loss)	183	10	193
Net earnings (loss) attributable to Celanese Corporation	183	10	193
Earnings (loss) per common share - basic
Continuing operations	1.17	0.06	1.23
Discontinued operations	—	—	—
Net earnings (loss) - basic	1.17	0.06	1.23
Earnings (loss) per common share - diluted
Continuing operations	1.15	0.06	1.21
Discontinued operations	—	—	—
Net earnings (loss) - diluted	1.15	0.06	1.21
The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statement of comprehensive income (loss) is as follows:

	Three Months Ended March 31, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Net earnings (loss)	183	10	193
Pension and postretirement benefits	6	(10)	(4)
Total other comprehensive income (loss), net of tax	33	(10)	23
Total comprehensive income (loss), net of tax	216	—	216
Comprehensive (income) loss attributable to Celanese Corporation	216	—	216
The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated balance sheet is as follows:

	As of December 31, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Retained earnings	2,986	(993)	1,993
Accumulated other comprehensive income (loss), net	(1,082)	993	(89)
The cumulative effect of the change in accounting policy for pension and other postretirement benefits on Retained earnings as of December 31, 2011 was a decrease of $760 million, with an equivalent increase to Accumulated other comprehensive income.

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statement of cash flows is as follows:

	Three Months Ended March 31, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Net earnings (loss)	183	10	193
Pension and postretirement benefit expense	—	3	3
Pension and postretirement contributions	—	(66)	(66)
Deferred income taxes, net	(94)	3	(91)
Other liabilities	(82)	50	(32)
The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the business segment financial information (Note 18) is as follows:

	Three Months Ended March 31, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Operating Profit (Loss)
Advanced Engineered Materials	21	3	24
Consumer Specialties	39	1	40
Industrial Specialties	19	1	20
Acetyl Intermediates	60	2	62
Other Activities	(41)	6	(35)
Total	98	13	111
2. Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, an amendment to FASB Accounting Standards Codification ("ASC") Topic 830, Foreign Currency Matters ("FASB ASC Topic 830"). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment ("CTA") for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. The Company will apply the guidance prospectively to derecognition events occurring after the effective date.
In February 2013, the FASB issued ASU 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities ("FASB ASC Topic 405"). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The Company is still assessing the potential impact of adopting this guidance.

3. Acquisitions, Dispositions, Ventures and Plant Closures
Acquisitions
In January 2012, the Company completed the acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, to support the strategic growth of the Company's Emulsions business (Note 6). The acquired operations are included in the Industrial Specialties segment. Pro forma financial information since the acquisition date has not been provided as the acquisition did not have a material impact on the Company’s financial information.
The Company allocated the purchase price of the acquisitions to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered Level 3 measurements under FASB ASC Topic 820, Fair Value Measurement ("FASB ASC Topic 820"). The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company, with the assistance of third-party valuation consultants, calculated the fair value of the intangible assets acquired to allocate the purchase price at the acquisition date.
4. Marketable Securities, at Fair Value
The Company’s captive insurance companies and nonqualified trusts hold available-for-sale securities for capitalization and funding requirements, respectively.
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Mutual Funds
Amortized cost	49	53
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	49	53
See Note 16, Fair Value Measurements, for additional information regarding the fair value of the Company's marketable securities.
5. Inventories

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Finished goods	560	514
Work-in-process	52	42
Raw materials and supplies	146	155
Total	758	711

6. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2012
Goodwill	297	249	42	189	777
Accumulated impairment losses	—	—	—	—	—
Net book value	297	249	42	189	777
Exchange rate changes	(4)	(4)	(1)	(6)	(15)
As of March 31, 2013
Goodwill	293	245	41	183	762
Accumulated impairment losses	—	—	—	—	—
Net book value	293	245	41	183	762
Intangible Assets, Net
Finite-lived intangibles are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2012	32	525	30	32	619
Acquisitions	—	—	—	4	4	(1)
Exchange rate changes	—	(11)	—	—	(11)
As of March 31, 2013	32	514	30	36	612
Accumulated Amortization
As of December 31, 2012	(16)	(480)	(17)	(23)	(536)
Amortization	(1)	(9)	(1)	—	(11)
Exchange rate changes	—	10	—	—	10
As of March 31, 2013	(17)	(479)	(18)	(23)	(537)
Net book value	15	35	12	13	75
______________________________

(1)	Weighted average amortization period is 20 years.
Indefinite-lived intangibles are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2012	82
Acquisitions	—
Exchange rate changes	(2)
As of March 31, 2013	80
The Company’s trademarks and trade names have an indefinite life. For the three months ended March 31, 2013, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2014	21
2015	10
2016	7
2017	6
2018	3
7. Current Other Liabilities

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Salaries and benefits	74	74
Environmental (Note 11)	21	21
Restructuring (Note 13)	25	30
Insurance	14	15
Asset retirement obligations	31	38
Derivatives (Note 15)	18	23
Current portion of benefit obligations	47	47
Interest	37	23
Sales and use tax/foreign withholding tax payable	18	17
Uncertain tax positions	60	65
Customer rebates	38	44
Other	76	78
Total	459	475
8. Noncurrent Other Liabilities

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Environmental (Note 11)	73	78
Insurance	61	58
Deferred revenue	34	36
Deferred proceeds(1)	882	909
Asset retirement obligations	25	26
Derivatives (Note 15)	4	8
Income taxes payable	3	2
Other	41	35
Total	1,123	1,152
______________________________

(1)
Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to cease operations and sell its Kelsterbach, Germany manufacturing site, included in the Advanced Engineered Materials segment (Note 20). Such proceeds will be deferred until title transfers to the Frankfurt, Germany Airport.

9. Debt

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-term Debt - Third Party and Affiliates
Current installments of long-term debt	23	60
Short-term borrowings, including amounts due to affiliates	89	108
Total	112	168
The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates, was 4.6% as of March 31, 2013 compared to 4.0% as of December 31, 2012.

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C loan due 2016	967	977
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Credit-linked revolving facility due 2014, interest rate of 1.7%	100	50
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	169	182
Obligations under capital leases due at various dates through 2054	246	244
Other bank obligations	—	37
Subtotal	2,982	2,990
Current installments of long-term debt	(23)	(60)
Total	2,959	2,930
Senior Notes
In November 2012, Celanese US completed an offering of $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022 (the "4.625% Notes") in a public offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The 4.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the "Subsidiary Guarantors").
The 4.625% Notes were issued under an indenture, dated May 6, 2011, as amended by a second supplemental indenture, dated November 13, 2012 (the "Second Supplemental Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 4.625% Notes on March 15 and September 15 of each year which commenced on March 15, 2013. Prior to November 15, 2022, Celanese US may redeem some or all of the 4.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Second Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 4.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
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
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the "6.625% Notes" and, together with the 4.625% Notes and the 5.875% Notes, collectively the "Senior Notes") under an indenture dated September 24, 2010 (the "Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act. Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year which commenced on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The Indenture and the First and Second Supplemental Indentures contain covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
Senior Credit Facilities
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated as of April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the amendment agreement, the "Amended Credit Agreement"). The Amended Credit Agreement consists of the Term C loan facility due 2016, the Term B loan facility due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US prepaid its outstanding Term B loan facility under the Amended Credit Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
In November 2012, Celanese US prepaid $400 million of its outstanding Term C loan facility under the Amended Credit Agreement set to mature in 2016 using proceeds from the 4.625% Notes.
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
The estimated net leverage ratio and margin are as follows:

	As of March 31, 2013
	Estimated Total Net Leverage Ratio	Estimated Margin
Credit-linked revolving facility	1.56	1.50%
Term C	1.56	2.75%

The margin on each facility may increase or decrease 0.25% based on the following:

Credit-Linked Revolving Facility		Term C Loan Facility
Total Net Leverage Ratio	Margin over LIBOR or EURIBOR	Total Net Leverage Ratio	Margin over LIBOR or EURIBOR
< = 2.25	1.50%	< = 1.75	2.75%
> 2.25	1.75%	> 1.75 and < = 2.25	3.00%
		> 2.25	3.25%
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
The Company’s first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of March 31, 2013
	First Lien Senior Secured Leverage Ratio
			Estimate, if Fully Drawn	Borrowing Capacity
	Maximum	Estimate
				(In $ millions)
Revolving credit facility	3.90	0.91	1.41	600
The balances available for borrowing are as follows:

As of March 31, 2013
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	100
Letters of credit issued	78
Available for borrowing	50
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
The Amended Credit Agreement also maintains a number of events of default, including a cross default to other debt of Celanese, Celanese US, or their subsidiaries, including the Senior Notes, in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations under the Amended Credit Agreement.
The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2013.
In anticipation of a possible change in pension accounting policy, in January 2013, the Company entered into a non-material amendment to the Amended Credit Agreement with the effect that certain computations for covenant compliance purposes will be evaluated as if the change in pension accounting policy had not occurred. The amendment also modified the Amended Credit Agreement in other, non-material respects.
10. Benefit Obligations
As discussed in Note 1, effective January 1, 2013 the Company elected to change its policy for recognizing actuarial gains and losses and changes in the fair value of plan assets for its defined benefit pension plans and other postretirement benefit plans.  This accounting change has been applied retrospectively to all periods presented.
The components of net periodic benefit costs are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)
	(In $ millions)
Service cost	9	7	1	—
Interest cost	39	43	2	3
Expected return on plan assets	(56)	(51)	—	—
Recognized actuarial (gain) loss	—	—	—	—
Amortization of prior service cost (credit)	—	1	—	—
Curtailment (gain) loss	—	—	—	—
Total	(8)	—	3	3
Commitments to fund benefit obligations during 2013 are as follows:

	As of March 31, 2013	Expected for 2013
	(In $ millions)
Cash contributions to defined benefit pension plans	9	30
Benefit payments to nonqualified pension plans	6	22
Benefit payments to other postretirement benefit plans	4	24
The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $2 million for the three months ended March 31, 2013.
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

The components of environmental remediation reserves are as follows:

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Demerger obligations (Note 17)	28	31
Divestiture obligations (Note 17)	21	21
Active sites	26	28
US Superfund sites	15	15
Other environmental remediation reserves	4	4
Total	94	99
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
12. Stockholders’ Equity
Common Stock
The Company’s Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company’s Series A Common Stock, par value $0.0001 per share ("Common Stock") unless the Company’s Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the Company’s Amended Credit Agreement and the Senior Notes.
Treasury Stock
The Company’s Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of March 31, 2013	893
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2013
	2013	2012
Shares repurchased	—	444,901	13,142,527	(1)
Average purchase price per share	$—	$46.34	$38.14
Amount spent on repurchased shares (in millions)	$—	$20	$501
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

Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2013			2012
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount
				As Adjusted (Note 1)
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—		—	—
Foreign currency translation	(31)	—	(31)	26		—	26
Gain (loss) on interest rate swaps	2	(1)	1	2		(1)	1
Pension and postretirement benefits	—	—	—	(1)	(1)	(3)	(4)
Total	(29)	(1)	(30)	27		(4)	23
______________________________

(1)	Amount includes amortization of actuarial losses of $2 million related to the Company's equity method investments' pension plans.
Adjustments to Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation	Gain (Loss) on Interest Rate Swaps		Pension and Postretire- ment Benefits		Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2012 - As Adjusted (Note 1)	(1)	(23)	(50)		(15)		(89)
Other comprehensive income before reclassifications	—	(31)	—		—		(31)
Amounts reclassified from accumulated other comprehensive income	—	—	2	(1)	—	(2)	2
Income tax (provision) benefit	—	—	(1)		—		(1)
As of March 31, 2013	(1)	(54)	(49)		(15)		(119)
______________________________

(1)	This accumulated other comprehensive income component is related to interest rate swaps and is included in interest expense (Note 15).

(2)	This accumulated other comprehensive income component is the amortization of prior service cost included in net periodic benefit cost (Note 10).
13. Other (Charges) Gains, Net

	Three Months Ended
	March 31,
	2013	2012
	(In $ millions)
Employee termination benefits	(2)	—
Kelsterbach plant relocation (Note 20)	(2)	—
Total	(4)	—
During the three months ended March 31, 2013, the Company recorded $2 million of employee termination benefits related to a business optimization project which is included in the Industrial Specialties and Acetyl Intermediates segments.

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2012	6	13	—	3	7	29
Additions	—	—	1	1	—	2
Cash payments	(1)	(3)	—	—	(2)	(6)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of March 31, 2013	5	10	1	4	5	25
Plant/Office Closures
As of December 31, 2012	—	—	—	1	—	1
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	(1)	—	(1)
As of March 31, 2013	—	—	—	—	—	—
Total	5	10	1	4	5	25
14. Income Taxes

	Three Months Ended
	March 31,
	2013	2012
		As Adjusted (Note 1)
Effective income tax rate	35%	(61)%
The effective income tax rate for the three months ended March 31, 2012 would have been 19% excluding the recognition of foreign tax credit carryforwards, partially offset by the reassessment of certain permanently reinvested foreign earnings. As compared to the three months ended March 31, 2012, absent the effect of these events, the increase in the effective income tax rate for the three months ended March 31, 2013 was primarily due to losses in jurisdictions without income tax benefit, increased earnings in high income tax jurisdictions and reassessment of the recoverability of deferred tax assets in certain jurisdictions.
During the three months ended March 31, 2012, the Company amended certain prior year income tax returns to recognize the benefit of available foreign tax credit carryforwards. As a result, the Company recognized a tax benefit of $142 million. The available foreign tax credits are subject to a ten year carryforward period and expire beginning 2014 through 2021. The Company expects to fully utilize the credits within the prescribed carryforward period.
In February 2012, the Company amended its existing joint venture and other related agreements with its venture partner in Polyplastics Company, Ltd ("Polyplastics"). The amended agreements ("Agreements"), among other items, modified certain dividend rights, resulting in a cash dividend payment to the Company of $72 million during the three months ended March 31, 2012. In addition, as a result of the Agreements, Polyplastics is required to pay certain annual dividends to the venture partners. Consequently, Polyplastics' undistributed earnings will no longer be invested indefinitely. Accordingly, the Company recognized a deferred tax liability of $38 million that was recorded to Income tax provision (benefit) in the unaudited interim consolidated statement of operations during the three months ended March 31, 2012, related to the taxable outside basis difference of its investment in Polyplastics.
On January 2, 2013, the US enacted the American Taxpayer Relief Act of 2012 (the “2012 Tax Relief Act”). The 2012 Tax Relief Act extends many expired corporate income tax provisions through 2013, including the research and development credit, the look-through treatment of payments between related controlled foreign corporations, the active financing exception and bonus depreciation, including retroactive application to January 1, 2012. These provisions did not have a significant impact on the Company.
Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the three months ended March 31, 2013, the Company's uncertain tax positions increased $4 million due to interest and changes in uncertain tax positions in certain jurisdictions, and decreased $6 million due to exchange rate changes.
The Company's US tax returns for the years 2009 through 2011 are currently under audit by the US Internal Revenue Service and certain of the Company's subsidiaries are under audit in jurisdictions outside of the US. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations. Such amounts have been reflected in the current portion of uncertain tax positions (Note 7).
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

As of March 31, 2013
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

Gross notional values of the foreign currency forwards and swaps are as follows:

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Total	802	902
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
In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the unaudited interim consolidated statements of operations. During the three months ended March 31, 2013 and 2012, the Company did not have any open financial derivative contracts for commodities.
Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended				Three Months Ended
	March 31, 2013				March 31, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(1)	(4)	(2)	(1)	(3)	(3)	(2)
Derivatives Not Designated as Hedges
Interest rate swaps	—		2	(4)	—		—	(4)
Foreign currency forwards and swaps	—		3	(5)	—		(4)	(5)
Total	—		1		(1)		(7)
______________________________

(1)	Amount excludes $1 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(3)	Amount excludes $1 million of tax expense recognized in Other comprehensive income (loss).

(4)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.
See Note 16, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.
Certain of the Company's foreign currency forwards and swaps and interest rate swap arrangements permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement. The Company's interest rate swap agreements are subject to cross collateralization under the Guarantee and Collateral Agreement entered into in conjunction with the Term loan borrowings (Note 9).

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Derivative Assets
Gross amount recognized	5	2
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	5	2
Gross amount not offset in the consolidated balance sheets	1	2
Net amount	4	—

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Derivative Liabilities
Gross amount recognized	23	32
Gross amount offset in the consolidated balance sheets	1	1
Net amount presented in the consolidated balance sheets	22	31
Gross amount not offset in the consolidated balance sheets	1	2
Net amount	21	29
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
Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In $ millions)
Mutual funds	Marketable securities, at fair value	49	—	49
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	5	5
Total assets as of March 31, 2013		49	5	54
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(10)	(10)
Interest rate swaps	Noncurrent Other liabilities	—	(4)	(4)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	(5)	(5)
Foreign currency forwards and swaps	Current Other liabilities	—	(3)	(3)
Total liabilities as of March 31, 2013		—	(22)	(22)

Mutual funds	Marketable securities, at fair value	53	—	53
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	2	2
Total assets as of December 31, 2012		53	2	55
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(10)	(10)
Interest rate swaps	Noncurrent Other liabilities	—	(7)	(7)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	(5)	(5)
Interest rate swaps	Noncurrent Other liabilities	—	(1)	(1)
Foreign currency forwards and swaps	Current Other liabilities	—	(8)	(8)
Total liabilities as of December 31, 2012		—	(31)	(31)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement Using
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In $ millions)
As of March 31, 2013
Cost investments	155	—	—	—
Insurance contracts in nonqualified trusts	65	65	—	65
Long-term debt, including current installments of long-term debt	2,982	2,850	245	3,095
As of December 31, 2012
Cost investments	156	—	—	—
Insurance contracts in nonqualified trusts	66	66	—	66
Long-term debt, including current installments of long-term debt	2,990	2,886	244	3,130
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
As of March 31, 2013 and December 31, 2012, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
In November 1995, CNA Holdings, DuPont and Shell entered into national class action settlements in the Cox, et al. v. Hoechst Celanese Corporation, et al., No. 94-0047 (Chancery Ct., Obion County, Tennessee) matter. The time to file claims against the class has expired and the entity established by the court to administer the claims was dissolved in September 2010. In addition between 1995 and 2001, CNA Holdings was named as a defendant in various putative class actions. The majority of these actions have now been dismissed. The dismissal of the remaining US case (St. Croix, Ltd., et al. v. Shell Oil Company d/b/a Shell Chemical Company, Case No. XC-97-CR-467, Virgin Islands Superior Court) was appealed in 2011. Oral argument for the appeal took place on December 13, 2012 and a decision on the appeal is expected in 2013.
As of March 31, 2013, the class actions in Canada are subject to a pending class settlement that would result in a dismissal of those cases. The Company does not believe the Possible Loss associated with the remaining matters is material. During the three months ended March 31, 2013, the Company did not record any recoveries or reductions in legal reserves related to plumbing actions to Other (charges) gains, net (Note 13) in the unaudited interim consolidated statements of operations.
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
Prior to December 31, 2008, the Company had entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 (Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-SV-00578 W.D.N.C.)). On September 15, 2011, the case was dismissed with prejudice based on a stipulation and proposed order of voluntary dismissal. One of the alleged US purchasers made a demand to Celanese in February 2013 but has not filed a formal claim. The Company is evaluating its options, but does not believe a Possible Loss for this matter would be material.
Commercial Actions
In June 2012, Linde Gas Singapore Pte. Ltd. ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. The Company filed its answer on August 8, 2012. Linde is seeking damages in the amount of $38 million for the period ended December 31, 2012, in addition to other unspecified damages. The Company believes that Linde Gas' claims lack merit and that the Company has complied with the contract terms and is vigorously defending the matter. Based on the Company's evaluation of currently available information, the Company does not believe the Possible Loss is material. The arbitral panel has bifurcated the case into a liability and damages phase and set hearing dates for all liability issues in June 2013 and for all damages issues, if necessary, in December 2013.

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
In September 2011, the share valuation expert appointed by the court rendered an opinion. The expert opined that the fair cash compensation for these stockholders (145,387 shares) should be increased from €41.92 to €51.86. This non-binding opinion recommends a total increase in share value of €2 million for those claims under the Domination Agreement. The opinion has no effect on the Squeeze-Out proceeding because the share price recommended is lower than the price those stockholders already received in the Squeeze-Out. However, the opinion also advocates that the guaranteed dividend should be increased from €2.89 to €3.79, aggregating an increase in total guaranteed dividends of €1 million to the Squeeze-Out claimants. The Company and plaintiffs submitted written responses arguing for alternative valuations during the three months ended December 31, 2011. On March 27, 2013, the expert issued his supplementary opinion affirming his previous calculations. The Company anticipates the court setting a hearing date to take place in the second half of 2013. No hearing date has been set. Separately, no expert has yet been appointed in the Squeeze-Out proceedings.
For those claims brought under the Domination Agreement, based on the Company's evaluation of currently available information, including the non-binding expert opinions, and the fact that the court has not yet determined the applicable valuation method, which could increase or decrease the Company's potential exposure, the Company does not believe that the Possible Loss is material.
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

The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2013 are $62 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $132 million as of March 31, 2013. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2013, the Company had unconditional purchase obligations of $3.3 billion which extend through 2034.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities ("VIEs") as of March 31, 2013 relates primarily to early contract termination fees.

The Company's carrying value of assets and liabilities associated with its obligations to VIEs, as well as the maximum exposure to loss relating to these VIEs are as follows:

	As of March 31, 2013	As of December 31, 2012
	(In $ millions)
Property, plant and equipment, net	116	118

Trade payables	43	41
Current installments of long-term debt	7	7
Long-term debt	139	140
Total	189	188

Maximum exposure to loss	273	273
The difference between the total obligations to VIEs and the maximum exposure to loss, primarily represents take-or-pay obligations for services included within the unconditional obligations discussed above.
18. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended March 31, 2013
Net sales	329	295	(1)	288	808	(1)	—	(115)	1,605
Other (charges) gains, net	(2)	—		(1)	(1)		—	—	(4)
Operating profit (loss)	36	78		15	75		(20)	—	184
Equity in net earnings (loss) of affiliates	40	2		—	3		9	—	54
Depreciation and amortization	29	10		12	21		4	—	76
Capital expenditures	8	14		5	29		1	—	57	(2)
	As of March 31, 2013
Goodwill and intangibles, net	361	271		62	223		—	—	917
Total assets	2,670	1,338		998	2,265		1,797	—	9,068
	Three Months Ended March 31, 2012 - As Adjusted (Note 1)
Net sales	317	264	(1)	309	852	(1)	—	(109)	1,633
Other (charges) gains, net	—	(1)		—	—		1	—	—
Operating profit (loss)	24	40		20	62		(35)	—	111
Equity in net earnings (loss) of affiliates	43	1		—	1		6	—	51
Depreciation and amortization	27	9		15	20		3	—	74
Capital expenditures	7	16		8	31		8	—	70	(2)
	As of December 31, 2012
Goodwill and intangibles, net	372	276		65	229		—	—	942
Total assets	2,703	1,296		963	2,238		1,800	—	9,000
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $112 million and $3 million, respectively, for the three months ended March 31, 2013 and $108 million and $1 million, respectively, for the three months ended March 31, 2012.

(2)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany (Note 20) and includes a decrease in accrued capital expenditures of $17 million and $36 million for the three months ended March 31, 2013 and 2012, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2013	2012
		As Adjusted (Note 1)
	(In $ millions, except share and per share data)
Amounts Attributable to Celanese Corporation
Earnings (loss) from continuing operations	141	193
Earnings (loss) from discontinued operations	1	—
Net earnings (loss) available to common stockholders	142	193

Weighted average shares - basic	159,682,386	156,576,896
Dilutive stock options	240,507	1,855,015
Dilutive restricted stock units	278,743	683,321
Weighted average shares - diluted	160,201,636	159,115,232
Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended March 31,
	2013	2012
Stock options	93,423	—
Restricted stock units	—	—
Total	93,423	—
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

A summary of the financial statement impact associated with the Kelsterbach plant relocation is as follows:

	Three Months Ended March 31,		Total from inception through March 31, 2013

	2013	2012
	(In $ millions)
Deferred proceeds (1)	—	—	907
Costs expensed	2	—	115
Costs capitalized (2)	2	13	1,129
Lease buyout	—	—	22
Employee termination benefits	—	—	8
_____________________________

(1)
Included in noncurrent Other liabilities in the consolidated balance sheets. Amounts reflect the US dollar equivalent at the time of receipt. Upon transfer of title to Fraport, the deferred proceeds will be recognized in the consolidated statements of operations. Such proceeds will be reduced by assets of €7 million included in Property, plant and equipment, net and €102 million included in noncurrent Other assets in the consolidated balance sheets, to be transferred to Fraport or otherwise disposed.

(2)	Includes a decrease in accrued capital expenditures of $1 million and $8 million for the three months ended March 31, 2013 and 2012, respectively.
21. Consolidating Guarantor Financial Information
The Senior Notes were issued by Celanese US (the "Issuer") and are guaranteed by Celanese Corporation (the "Parent Guarantor") and the Subsidiary Guarantors (Note 9). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flow for the three months ended March 31, 2013 and 2012 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows. Previously, the Company presented such activity within the category where the ultimate use of cash to third parties was presented in the consolidated statements of cash flow. Prior amounts have been revised to conform to the current presentation.
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

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	680	1,207	(282)	1,605
Cost of sales	—	—	(475)	(1,094)	297	(1,272)
Gross profit	—	—	205	113	15	333
Selling, general and administrative expenses	—	—	(21)	(85)	—	(106)
Amortization of intangible assets	—	—	(4)	(7)	—	(11)
Research and development expenses	—	—	(16)	(10)	—	(26)
Other (charges) gains, net	—	—	4	(4)	(4)	(4)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	—	—	(1)
Operating profit (loss)	—	—	167	6	11	184
Equity in net earnings (loss) of affiliates	141	167	37	49	(340)	54
Interest expense	—	(47)	(10)	(16)	30	(43)
Refinancing expense	—	—	—	—	—	—
Interest income	—	14	15	1	(30)	—
Dividend income - cost investments	—	—	—	24	—	24
Other income (expense), net	—	—	—	(1)	—	(1)
Earnings (loss) from continuing operations before tax	141	134	209	63	(329)	218
Income tax (provision) benefit	1	7	(44)	(37)	(4)	(77)
Earnings (loss) from continuing operations	142	141	165	26	(333)	141
Earnings (loss) from operation of discontinued operations	—	—	2	—	—	2
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	1	—	—	1
Net earnings (loss)	142	141	166	26	(333)	142
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	142	141	166	26	(333)	142

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net sales	—	—	640	1,249	(256)	1,633
Cost of sales	—	—	(478)	(1,148)	267	(1,359)
Gross profit	—	—	162	101	11	274
Selling, general and administrative expenses	—	—	(39)	(87)	—	(126)
Amortization of intangible assets	—	—	(5)	(8)	—	(13)
Research and development expenses	—	—	(15)	(10)	—	(25)
Other (charges) gains, net	—	—	1	(1)	—	—
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	—	—	—	—
Operating profit (loss)	—	—	104	(4)	11	111
Equity in net earnings (loss) of affiliates	193	207	40	42	(431)	51
Interest expense	—	(48)	(11)	(18)	32	(45)
Refinancing expense	—	—	—	—	—	—
Interest income	—	15	16	2	(32)	1
Dividend income - cost investments	—	—	—	—	—	—
Other income (expense), net	—	1	—	1	—	2
Earnings (loss) from continuing operations before tax	193	175	149	23	(420)	120
Income tax (provision) benefit	—	18	59	(1)	(3)	73
Earnings (loss) from continuing operations	193	193	208	22	(423)	193
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	193	193	208	22	(423)	193
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	193	193	208	22	(423)	193

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	142	141	166	26	(333)	142
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(31)	(31)	5	5	21	(31)
Gain (loss) on interest rate swaps	1	1	—	—	(1)	1
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(30)	(30)	5	5	20	(30)
Total comprehensive income (loss), net of tax	112	111	171	31	(313)	112
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	112	111	171	31	(313)	112

	Three Months Ended March 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net earnings (loss)	193	193	208	22	(423)	193
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	26	26	(11)	(6)	(9)	26
Gain (loss) on interest rate swaps	1	1	—	—	(1)	1
Pension and postretirement benefits	(4)	(4)	(3)	(3)	10	(4)
Total other comprehensive income (loss), net of tax	23	23	(14)	(9)	—	23
Total comprehensive income (loss), net of tax	216	216	194	13	(423)	216
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	216	216	194	13	(423)	216

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of March 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	325	653	—	978
Trade receivables - third party and affiliates	—	—	352	720	(156)	916
Non-trade receivables, net	31	425	1,745	388	(2,392)	197
Inventories, net	—	—	208	609	(59)	758
Deferred income taxes	—	—	64	7	(21)	50
Marketable securities, at fair value	—	—	49	—	—	49
Other assets	—	5	13	36	(16)	38
Total current assets	31	430	2,756	2,413	(2,644)	2,986
Investments in affiliates	1,806	3,618	1,616	560	(6,804)	796
Property, plant and equipment, net	—	—	824	2,462	—	3,286
Deferred income taxes	—	4	515	90	(6)	603
Other assets	—	1,870	131	429	(1,950)	480
Goodwill	—	—	305	457	—	762
Intangible assets, net	—	—	68	87	—	155
Total assets	1,837	5,922	6,215	6,498	(11,404)	9,068
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,570	122	112	(1,692)	112
Trade payables - third party and affiliates	—	—	231	584	(156)	659
Other liabilities	—	58	268	408	(275)	459
Deferred income taxes	—	21	—	25	(21)	25
Income taxes payable	—	—	471	82	(457)	96
Total current liabilities	—	1,649	1,092	1,211	(2,601)	1,351
Noncurrent Liabilities
Long-term debt	—	2,457	904	1,545	(1,947)	2,959
Deferred income taxes	—	—	—	50	(6)	44
Uncertain tax positions	2	6	21	151	—	180
Benefit obligations	—	—	1,345	231	—	1,576
Other liabilities	—	4	99	1,031	(11)	1,123
Total noncurrent liabilities	2	2,467	2,369	3,008	(1,964)	5,882
Total Celanese Corporation stockholders’ equity	1,835	1,806	2,754	2,279	(6,839)	1,835
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,835	1,806	2,754	2,279	(6,839)	1,835
Total liabilities and equity	1,837	5,922	6,215	6,498	(11,404)	9,068

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	10	—	275	674	—	959
Trade receivables - third party and affiliates	—	—	340	653	(166)	827
Non-trade receivables, net	31	444	1,754	484	(2,504)	209
Inventories, net	—	—	196	589	(74)	711
Deferred income taxes	—	—	62	8	(21)	49
Marketable securities, at fair value	—	—	52	1	—	53
Other assets	—	5	15	27	(16)	31
Total current assets	41	449	2,694	2,436	(2,781)	2,839
Investments in affiliates	1,692	3,437	1,579	570	(6,478)	800
Property, plant and equipment, net	—	—	813	2,537	—	3,350
Deferred income taxes	—	5	509	92	—	606
Other assets	—	1,927	132	414	(2,010)	463
Goodwill	—	—	305	472	—	777
Intangible assets, net	—	—	69	96	—	165
Total assets	1,733	5,818	6,101	6,617	(11,269)	9,000
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,584	208	159	(1,783)	168
Trade payables - third party and affiliates	—	—	269	546	(166)	649
Other liabilities	—	40	267	475	(307)	475
Deferred income taxes	—	21	—	25	(21)	25
Income taxes payable	—	—	419	73	(454)	38
Total current liabilities	—	1,645	1,163	1,278	(2,731)	1,355
Noncurrent Liabilities
Long-term debt	—	2,467	872	1,597	(2,006)	2,930
Deferred income taxes	—	—	—	50	—	50
Uncertain tax positions	3	6	23	149	—	181
Benefit obligations	—	—	1,362	240	—	1,602
Other liabilities	—	8	101	1,055	(12)	1,152
Total noncurrent liabilities	3	2,481	2,358	3,091	(2,018)	5,915
Total Celanese Corporation stockholders’ equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Total liabilities and equity	1,733	5,818	6,101	6,617	(11,269)	9,000

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	1	(18)	90	76	(2)	147
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(41)	(33)	—	(74)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(3)	—	(3)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	1	(20)	—	19	—
Other, net	—	—	(4)	(6)	—	(10)
Net cash provided by (used in) investing activities	—	1	(65)	(42)	19	(87)
Financing Activities
Short-term borrowings (repayments), net	—	20	(9)	(10)	(20)	(19)
Proceeds from short-term borrowings	—	—	—	24	—	24
Repayments of short-term borrowings	—	—	—	(24)	—	(24)
Proceeds from long-term debt	—	—	50	—	—	50
Repayments of long-term debt	—	(2)	(15)	(39)	1	(55)
Refinancing costs	—	—	—	—	—	—
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends to parent	—	(1)	(1)	—	2	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	1
Series A common stock dividends	(12)	—	—	—	—	(12)
Return of capital to parent	—	—	—	—	—	—
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(11)	17	25	(49)	(17)	(35)
Exchange rate effects on cash and cash equivalents	—	—	—	(6)	—	(6)
Net increase (decrease) in cash and cash equivalents	(10)	—	50	(21)	—	19
Cash and cash equivalents as of beginning of period	10	—	275	674	—	959
Cash and cash equivalents as of end of period	—	—	325	653	—	978

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	23	(3)	135	106	(46)	215
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(54)	(52)	—	(106)
Acquisitions, net of cash acquired	—	—	(23)	—	—	(23)
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(21)	—	(21)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(3)	—	3	—
Intercompany loan receipts (disbursements)	—	1	(28)	—	27	—
Other, net	—	—	(3)	(2)	—	(5)
Net cash provided by (used in) investing activities	—	1	(111)	(75)	30	(155)
Financing Activities
Short-term borrowings (repayments), net	—	28	2	7	(27)	10
Proceeds from short-term borrowings	—	—	—	24	—	24
Repayments of short-term borrowings	—	—	—	(24)	—	(24)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(3)	(1)	(4)	—	(8)
Refinancing costs	—	—	—	—	—	—
Purchases of treasury stock, including related fees	(20)	—	—	—	—	(20)
Dividends to parent	—	(23)	(23)	—	46	—
Contributions from parent	—	—	—	3	(3)	—
Stock option exercises	7	—	—	—	—	7
Series A common stock dividends	(10)	—	—	—	—	(10)
Return of capital to parent	—	—	—	—	—	—
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(23)	2	(22)	6	16	(21)
Exchange rate effects on cash and cash equivalents	—	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	—	—	2	43	—	45
Cash and cash equivalents as of beginning of period	—	—	133	549	—	682
Cash and cash equivalents as of end of period	—	—	135	592	—	727

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2012, filed on February 8, 2013 with the Securities and Exchange Commission ("SEC") as part of the Company’s Annual Report on Form 10-K (the "2012 Form 10-K") and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
Investors are cautioned that the forward-looking statements contained within this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Special Note Regarding Forward-Looking Statements" below and at the beginning of our 2012 Form 10-K.
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
See Part I - Item 1A. Risk Factors of our 2012 Form 10-K and subsequent periodic filings we make with the SEC for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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
2013 Highlights:

•
We signed a Memorandum of Understanding ("MOU") with Pertamina, the state-owned energy company of the Republic of Indonesia, to begin the detailed project planning phase for the development of fuel ethanol projects in Indonesia. The MOU outlines the parties' intentions to establish a joint venture under which we would own a majority share and would license our leading TCX® technology to the joint venture under a separate technology licensing agreement. Under the detailed project planning phase of the MOU, we and Pertamina will select the first production location, initiate project permitting and negotiate coal supply and other industrial partner agreements. This phase of the MOU is expected to be completed by the end of 2013.

•
We received the JEC Innovation Award for the first thermoplastic composite tailplane for a helicopter. The new composite tailplane of the Agusta Westland AW 169 helicopter results in 15 percent weight reduction from conventional composites and contributes considerably to fuel savings and lower emissions.

•
We introduced a new generation of Thermx® PCT grades that deliver outstanding initial reflectance and reflectance stability under heat and light as required in light-emitting diode ("LED") lighting packages found in display backlight and general lighting.

•	We elected Edward G. Galante to our board of directors. Mr. Galante is a former senior vice president of Exxon Mobil Corporation.

Results of Operations
Change in accounting policy regarding pension and other postretirement benefits
Effective January 1, 2013, we elected to change our accounting policy for recognizing actuarial gains and losses and changes in the fair value of plan assets for our defined benefit pension plans and other postretirement benefit plans. We now immediately recognize changes in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of net periodic benefit cost are recorded on a quarterly basis. For further discussion, see Note 1 - Description of the Company and Basis of Presentation in the accompanying unaudited interim consolidated financial statements.
In connection with the changes in accounting policy for pension and other postretirement benefits and to properly match the actual operational expenses each business segment is incurring, we changed our allocation of net periodic benefit cost. We now allocate only the service cost and amortization of prior service cost components of our pension and postretirement plans to each business segment on a ratable basis. All other components of net periodic benefit cost (interest cost, estimated return on assets and net actuarial gains and losses) are recorded to Other Activities as these components are considered financing activities managed at the corporate level. Financial information for prior periods has been retrospectively adjusted.
Financial Highlights

	Three Months Ended
	March 31,
	2013	2012	Change
		As Adjusted
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,605	1,633	(28)
Gross profit	333	274	59
Selling, general and administrative expenses	(106)	(126)	20
Other (charges) gains, net	(4)	—	(4)
Operating profit (loss)	184	111	73
Equity in net earnings of affiliates	54	51	3
Interest expense	(43)	(45)	2
Dividend income - cost investments	24	—	24
Earnings (loss) from continuing operations before tax	218	120	98
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	141	193	(52)
Earnings (loss) from discontinued operations	1	—	1
Net earnings (loss)	142	193	(51)
Other Data
Depreciation and amortization	76	74	2
Operating margin(1)	11.5%	6.8%
Other (charges) gains, net
Employee termination benefits	(2)	—	(2)
Kelsterbach plant relocation	(2)	—	(2)
Total other (charges) gains, net	(4)	—	(4)
______________________________
(1) Defined as operating profit (loss) divided by net sales.

	As of March 31, 2013	As of December 31, 2012
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	978	959

Short-term borrowings and current installments of long-term debt - third party and affiliates	112	168
Long-term debt	2,959	2,930
Total debt	3,071	3,098

Selected Data by Business Segment

	Three Months Ended
	March 31,
	2013	2012	Change
		As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	329	317	12
Consumer Specialties	295	264	31
Industrial Specialties	288	309	(21)
Acetyl Intermediates	808	852	(44)
Other Activities	—	—	—
Inter-segment eliminations	(115)	(109)	(6)
Total	1,605	1,633	(28)
Other (Charges) Gains, Net
Advanced Engineered Materials	(2)	—	(2)
Consumer Specialties	—	(1)	1
Industrial Specialties	(1)	—	(1)
Acetyl Intermediates	(1)	—	(1)
Other Activities	—	1	(1)
Total	(4)	—	(4)
Operating Profit (Loss)
Advanced Engineered Materials	36	24	12
Consumer Specialties	78	40	38
Industrial Specialties	15	20	(5)
Acetyl Intermediates	75	62	13
Other Activities	(20)	(35)	15
Total	184	111	73
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	76	67	9
Consumer Specialties	104	41	63
Industrial Specialties	15	20	(5)
Acetyl Intermediates	78	63	15
Other Activities	(55)	(71)	16
Total	218	120	98
Depreciation and Amortization
Advanced Engineered Materials	29	27	2
Consumer Specialties	10	9	1
Industrial Specialties	12	15	(3)
Acetyl Intermediates	21	20	1
Other Activities	4	3	1
Total	76	74	2
Operating Margin
Advanced Engineered Materials	10.9%	7.6%
Consumer Specialties	26.4%	15.2%
Industrial Specialties	5.2%	6.5%
Acetyl Intermediates	9.3%	7.3%
Total	11.5%	6.8%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	—	4	—	—	4
Consumer Specialties	5	7	—	—	12
Industrial Specialties	(3)	(4)	—	—	(7)
Acetyl Intermediates	(4)	(1)	—	—	(5)
Total Company	(2)	—	—	—	(2)
Consolidated Results – Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Net sales decreased $28 million during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower volumes and lower pricing in our Acetyl Intermediates and Industrial Specialties segments, partially offset by higher pricing and volumes in our Consumer Specialties segment and higher pricing in our Advanced Engineered Materials segment. Consumer Specialties' net sales increased compared to the prior year period, reflecting higher pricing across all regions for Acetate Products due to continued strong demand and the absence of the temporary production outage that occurred in 2012 at our Narrows, Virginia site that shifted sales later into the year. Our Acetyl Intermediates and Industrial Specialties businesses' volumes decreased as a result of lower global demand and continued weak economic conditions in Europe.
Operating profit increased $73 million, or 66%. Lower raw material costs were a key factor, with ethylene, methanol and carbon monoxide being the key drivers. The increase in operating profit was also a result of lower plant expenses reflecting the cessation of acetate flake and tow production at our Spondon, Derby, United Kingdom facility in November 2012, the absence of the temporary production outage that occurred in 2012 at our Narrows, Virginia site and the benefits of productivity and efficiency initiatives. Selling, general and administrative expenses were also down $20 million primarily due to an $8 million decrease in costs associated with business optimization initiatives and executive compensation and lower pension and other postretirement benefit expenses of $11 million, which are included in Other Activities. As a percentage of net sales, selling, general and administrative expenses decreased from 7.7% to 6.6% for the three months ended March 31, 2013 as compared to the same period in 2012.
Other (charges) gains, net changed $4 million during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to $2 million in costs associated with the relocation of our polyoxymethylene, also commonly known as polyacetal ("POM"), operations in Germany, which is included in our Advanced Engineered Materials segment, as well as $2 million of employee termination benefits related to a business optimization project, which is included in our Industrial Specialties and Acetyl Intermediates segments.
Dividend income from cost investments increased $24 million over the same period in 2012 due to the timing of the dividend payments from our China Acetate ventures. Historically, our China Acetate ventures paid a lump sum cash dividend during the three months ended June 30 each year, while in 2013 dividends are expected to be paid quarterly.
Our effective income tax rate for the three months ended March 31, 2013 was 35% compared to (61)% for the three months ended March 31, 2012. The higher effective tax rate for the three months ended March 31, 2013 is attributable to losses in jurisdictions without tax benefit, increased earnings in high income tax jurisdictions and changes regarding the recoverability of deferred tax assets in certain jurisdictions. In 2012 the lower effective tax rate is primarily due to foreign tax credit carryforwards partially offset by deferred tax charges related to changes in assessment regarding permanent reinvestment of certain foreign earnings.

Business Segments – Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Advanced Engineered Materials

	Three Months Ended
	March 31,
	2013	2012	Change
		As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	329	317	12
Net sales variance
Volume	—%
Price	4%
Currency	—%
Other	—%
Other (charges) gains, net	(2)	—	(2)
Operating profit (loss)	36	24	12
Operating margin	10.9%	7.6%
Equity in net earnings (loss) of affiliates	40	43	(3)
Earnings (loss) from continuing operations before tax	76	67	9
Depreciation and amortization	29	27	2
Our Advanced Engineered Materials segment develops, produces and supplies a broad offering of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our Advanced Engineered Materials segment is a leading participant in the global specialty polymers industry.
Advanced Engineered Materials’ net sales increased $12 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to higher pricing across all product lines with global product mix, mainly medical applications, being a key factor. Overall volumes remained flat, with volumes increasing slightly in the Americas driven by improvements in the auto industry and in Asia in line with growth in the region, offset by lower volumes in Europe due to the continued weak economic conditions and lower year-over-year automotive builds.
Operating profit increased $12 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to higher pricing, lower raw material costs, mainly ethylene, methanol and polypropylene, and other expenses, partially offset by higher energy costs.
Earnings (loss) from continuing operations before tax increased $9 million for the three months ended March 31, 2013 compared to the same period in 2012, reflecting the increase in operating profit, partially offset by a decrease in equity in net earnings of affiliates of $3 million. Net earnings of affiliates decreased primarily due to lower earnings from our Polyplastics Company Ltd. strategic affiliate.

Consumer Specialties

	Three Months Ended
	March 31,
	2013	2012	Change
		As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	295	264	31
Net sales variance
Volume	5%
Price	7%
Currency	—%
Other	—%
Other (charges) gains, net	—	(1)	1
Operating profit (loss)	78	40	38
Operating margin	26.4%	15.2%
Equity in net earnings (loss) of affiliates	2	1	1
Dividend income - cost investments	24	—	24
Earnings (loss) from continuing operations before tax	104	41	63
Depreciation and amortization	10	9	1
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
Net sales for Consumer Specialties increased $31 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to higher pricing and volumes in our Acetate Products business. With continued strong demand, pricing increased 8% across all regions for Acetate Products while volumes increased 6%, primarily due to the timing of sales in 2013 compared to 2012, with the largest impact in Europe. Acetate Products volumes for the three months ended March 31, 2012 were impacted by a temporary production interruption at our Narrows, Virginia Acetate Products facility, shifting volume to later in the year.
Operating profit increased $38 million for the three months ended March 31, 2013 primarily due to the increase in pricing and lower spending on plant costs of $16 million, with the absence of the temporary production outage that occurred in 2012 at our Narrows, Virginia site and the cessation of production of acetate flake and tow at our Spondon, Derby, United Kingdom facility in November 2012.
Dividend income from cost investments increased $24 million over the same period in 2012 due to the timing of the dividend payments from our China Acetate ventures. In the prior year, our China Acetate ventures paid a lump sum $83 million dividend during the three months ended June 30, 2012, while in 2013 dividends are expected to be paid quarterly.

Industrial Specialties

	Three Months Ended
	March 31,
	2013	2012	Change
		As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	288	309	(21)
Net sales variance
Volume	(3)%
Price	(4)%
Currency	—%
Other	—%
Other (charges) gains, net	(1)	—	(1)
Operating profit (loss)	15	20	(5)
Operating margin	5.2%	6.5%
Earnings (loss) from continuing operations before tax	15	20	(5)
Depreciation and amortization	12	15	(3)
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
Net sales decreased $21 million for the three months ended March 31, 2013 compared to the same period in 2012 reflecting both lower volumes and lower pricing. Volumes were down primarily in our Emulsions business driven by lower demand in North America and Europe, particularly for paper, paint and coating products, as a result of both weak economic conditions and the prolonged winter season in Europe. Pricing declined in our Emulsions business as a result of lower raw material costs, primarily ethylene, while pricing declined in our EVA Performance Polymers business with lower demand being the key driver.
Operating profit decreased $5 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower volumes in our Emulsions business. Lower pricing in both our Emulsions products and our EVA Performance Polymers products was partially offset by lower raw materials of $5 million, primarily ethylene.

Acetyl Intermediates

	Three Months Ended
	March 31,
	2013	2012	Change
		As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	808	852	(44)
Net sales variance
Volume	(4)%
Price	(1)%
Currency	—%
Other	—%
Other (charges) gains, net	(1)	—	(1)
Operating profit (loss)	75	62	13
Operating margin	9.3%	7.3%
Equity in net earnings (loss) of affiliates	3	1	2
Earnings (loss) from continuing operations before tax	78	63	15
Depreciation and amortization	21	20	1
Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, vinyl acetate monomer ("VAM"), acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
Acetyl Intermediates’ net sales decreased $44 million during the three months ended March 31, 2013 compared to the same period in 2012 as continued challenging economic conditions resulted in lower overall volumes, with volumes down in VAM and other downstream derivatives, and slightly lower pricing across all product lines.
Operating profit increased $13 million during the three months ended March 31, 2013 compared to the same period in 2012. The increase in operating profit is primarily due to lower raw material costs of $25 million, mainly carbon monoxide, ethylene and methanol, and lower fixed costs of $6 million, more than offsetting the impact of lower volumes and pricing.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing and our captive insurance companies. Other Activities also includes the components of our net periodic benefit cost (interest cost, expected return on assets and net actuarial gains and losses) for our defined benefit pension plans and other post retirement plans not allocated to our business segments. For further discussion see Note 1 - Description of the Company and Basis of Presentation.
Operating loss of $20 million for Other Activities decreased $15 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an $8 million decrease in costs associated with business optimization initiatives and executive compensation and lower pension and other postretirement benefit expenses of $11 million, reflecting a favorable change in interest cost and expected return on plan assets.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2013 we have $50 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT") regulations discussed in Item 1A. Risk Factors in our 2012 Form 10-K, we will be required to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our facilities in the next three to four years. In October 2012, we received approval to proceed with replacing the coal-fired boilers at our Narrows, Virginia site with new, natural gas-fired boilers. Our total investment is estimated at over $150 million. We anticipate construction will begin in the first half of 2013 with completion approximately two years later.
In June 2012, we announced our intent to build a new 1.3 million ton per year methanol plant in Clear Lake, Texas. The unit is expected to start up in mid-2015. We are currently evaluating various strategic alternatives that would allow us to share the off-take and minimize our portion of the capital expenditures of this planned facility.
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
Cash Flows
Cash and cash equivalents increased $19 million to $978 million as of March 31, 2013 as compared to December 31, 2012. As of March 31, 2013, $652 million of the $978 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.

•	Net Cash Provided by Operating Activities
Cash flow provided by operations decreased $68 million for the three months ended March 31, 2013 as compared to the same period in 2012, with operating cash inflows decreasing from $215 million to $147 million. Cash flow provided by operations in 2013 decreased primarily as a result of the absence of a one-time cash dividend received from one of our Asian affiliates during the three months ended March 31, 2012 and by a change in trade working capital. The change in trade working capital was primarily impacted by greater increases in trade receivables and inventories than in the prior period. Trade payables also increased during the three months ended March 31, 2013 but not as much as in the same period in 2012. Trade receivables increased primarily due to increases in net sales and timing of collections. Inventories increased primarily due to increases in production and in-transit inventories. Trade payables increased primarily due to increases in raw material purchases, partially offset by the timing of payments. The increase in cash provided by operations was positively impacted by lower pension plan and other postretirement benefit plan contributions of $47 million made during the three months ended March 31, 2013 as compared to the same period in the prior year.

Trade working capital is calculated as follows:

	As of March 31, 2013	As of December 31, 2012	As of March 31, 2012	As of December 31, 2011
	(unaudited)
	(In $ millions)
Trade receivables, net	916	827	928	871
Inventories	758	711	753	712
Trade payables - third party and affiliates	(659)	(649)	(758)	(673)
Trade working capital	1,015	889	923	910

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $68 million for the three months ended March 31, 2013 as compared to the same period in 2012, with cash outflows decreasing from $155 million to $87 million. During the three months ended March 31, 2013, capital expenditures relating to the relocation and expansion of our POM production facility in Frankfurt Hoechst Industrial Park, Germany amounted to $3 million, $18 million less than in the same period in 2012.
Cash outflows for capital expenditures, excluding capital expenditures relating to our German POM facility, were $74 million for the three months ended March 31, 2013, $32 million lower than during the same period in 2012. Capital expenditures for the three months ended March 31, 2013 are primarily related to capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives. Acquisitions, net of cash acquired, decreased by $23 million with no acquisitions in the three months ended March 31, 2013. In 2012, we acquired certain assets from Ashland Inc.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $14 million for the three months ended March 31, 2013. The change in cash used in financing activities is primarily due to $26 million higher net repayments of short-term borrowings and long-term debt, $6 million lower proceeds from stock option exercises, offset by the absence of $20 million in stock repurchase transactions when compared to the same period in 2012.
Debt and Other Obligations

•	Senior Notes
In November 2012, Celanese US completed an offering of $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022 (the "4.625% Notes") in a public offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The 4.625% Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the "Subsidiary Guarantors").
The 4.625% Notes were issued under an indenture, dated May 6, 2011, as amended by a second supplemental indenture, dated November 13, 2012 (the "Second Supplemental Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 4.625% Notes on March 15 and September 15 of each which commenced on March 15, 2013. Prior to November 15, 2022, Celanese US may redeem some or all of the 4.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Second Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 4.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the "5.875% Notes") in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the "First Supplemental Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each which commenced on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the First Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the "6.625% Notes" and, together with the 4.625% Notes and the 5.875% Notes, collectively the "Senior Notes") under an indenture dated September 24, 2010 (the "Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act. Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year which commenced on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The Indenture and the First and Second Supplemental Indentures contain covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

•	Senior Credit Facilities
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated as of April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the amendment agreement, the "Amended Credit Agreement"). The Amended Credit Agreement consists of the Term C loan facility due 2016, the Term B loan facility due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US prepaid its outstanding Term B loan facility under the Amended Credit Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
In November 2012, Celanese US prepaid $400 million of its outstanding Term C loan facility under the Amended Credit Agreement set to mature in 2016 using proceeds from the 4.625% Notes.
The balances available for borrowing under the revolving credit facility and the credit-linked revolving facility are as follows:

As of March 31, 2013
(unaudited)
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	100
Letters of credit issued	78
Available for borrowing	50
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

Our amended first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of March 31, 2013
	First Lien Senior Secured Leverage Ratio
	Maximum	Estimate	Estimate, If Fully Drawn	Borrowing Capacity
	(unaudited)
				(In $ millions)
First Lien Senior Secured Leverage Ratios	3.90	0.91	1.41	600
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
The Amended Credit Agreement also maintains a number of events of default, including a cross default to other debt of Celanese, Celanese US, or their subsidiaries, including the Senior Notes, in an aggregate amount equal to more than $40 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations under the Amended Credit Agreement.
We are in compliance with all of the covenants related to our debt agreements as of March 31, 2013.
In anticipation of a possible change in pension accounting policy, in January 2013, the Company entered into a non-material amendment to the Amended Credit Agreement with the effect that certain computations for covenant compliance purposes will be evaluated as if the change in pension accounting policy had not occurred. The amendment also modified the Amended Credit Agreement in other, non-material respects.
Share Capital
Our Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A Common Stock, par value $0.0001 per share ("Common Stock") unless the Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by our Amended Credit Agreement and the Senior Notes.
Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(unaudited)
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of March 31, 2013	893
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. The repurchase program does not have an expiration date.

The share repurchase activity pursuant to this authorization is as follows:

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2013
	2013	2012
	(unaudited)
Shares repurchased	—	444,901	13,142,527	(1)
Average purchase price per share	$—	$46.34	$38.14
Amount spent on repurchased shares (in millions)	$—	$20	$501
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
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2012 Form 10-K.
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
We describe our significant accounting policies in Note 2, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our 2012 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2012 Form 10-K.
Effective January 1, 2013, we elected to change our policy for recognizing actuarial gains and losses and changes in the fair value of plan assets for our defined benefit pension plans and other postretirement benefit plans. We now immediately recognize changes in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of our net periodic benefit cost are recorded on a quarterly basis. Our critical accounting policy related to pension accounting is revised as follows.

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
Pension assumptions are reviewed annually on a plan and country-specific basis by third-party actuaries and senior management. Such assumptions are adjusted as appropriate to reflect changes in market rates and outlook. Actuarial gains and losses generated by changes in actuarial assumptions are recognized in net periodic benefit cost annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured.
We determine the long-term expected rate of return on plan assets by considering the current target asset allocation, as well as the historical and expected rates of return on various asset categories in which the plans are invested. A single long-term expected rate of return on plan assets is then calculated for each plan as the weighted average of the target asset allocation and the long-term expected rate of return assumptions for each asset category within each plan. Differences between actual rates of return of plan assets and the long-term expected rate of return on plan assets are recognized in net periodic benefit cost annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured.
The estimated change in pension and postretirement net periodic benefit costs that would occur in 2013 from a change in the indicated assumptions are as follows:

	Change in Rate	Net Periodic Benefit Costs
		(In $ millions)
US Pension Benefits
Decrease in the discount rate	0.50%	(8)
Decrease in the long-term expected rate of return on plan assets(1)	0.50%	12
US Postretirement Benefits
Decrease in the discount rate	0.50%	(1)
Increase in the annual health care cost trend rates	1.00%	—
Non-US Pension Benefits
Decrease in the discount rate	0.50%	(1)
Decrease in the long-term expected rate of return on plan assets	0.50%	2
Non-US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
______________________________

(1)	Excludes nonqualified pension plans.

Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2012 Form 10-K. See also Note 15, Derivative Financial Instruments, in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on our financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2013, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 11, Environmental, and Note 17, Commitments and Contingencies, in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2012 Form 10-K other than those disclosed in Note 11, Environmental, and Note 17, Commitments and Contingencies, in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2012 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
(unaudited)
January 1-31, 2013	—		$—	—	$392,000,000
February 1-28, 2013	—		$—	—	$392,000,000
March 1-31, 2013	371	(1)	$47.15	—	$392,000,000
Total	371			—
______________________________

(1)	Shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of March 31, 2013	893
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

10.1
Amendment No. 1, dated January 23, 2013 among Celanese Corporation, Celanese US Holdings LLC, Celanese Americas LLC, the lenders party thereto, and Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2013).

10.2‡	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 12, 2013).

10.3‡	Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 12, 2013).

10.4*‡	Agreement and Amendment, dated March 18, 2013, between Celanese Corporation and Douglas M. Madden.

18.1*	Preferability Letter of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*     Filed herewith
‡ Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	April 19, 2013

By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Senior Vice President and
Chief Financial Officer

	Date:	April 19, 2013