Form 10-Q
period 2013-06-30
Celanese Corp
filed 2013-07-19
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of July 15, 2013 was 159,575,223.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended June 30, 2013

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)
	(In $ millions, except share and per share data)
Net sales	1,653	1,675	3,258	3,308
Cost of sales	(1,334)	(1,340)	(2,606)	(2,699)
Gross profit	319	335	652	609
Selling, general and administrative expenses	(113)	(115)	(219)	(241)
Amortization of intangible assets	(9)	(13)	(20)	(26)
Research and development expenses	(23)	(25)	(49)	(50)
Other (charges) gains, net	(3)	(3)	(7)	(3)
Foreign exchange gain (loss), net	(2)	(1)	(3)	—
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	—
Operating profit (loss)	169	178	353	289
Equity in net earnings (loss) of affiliates	55	62	109	113
Interest expense	(44)	(45)	(87)	(90)
Refinancing expense	—	—	—	—
Interest income	1	—	1	1
Dividend income - cost investments	23	84	47	84
Other income (expense), net	4	(1)	3	1
Earnings (loss) from continuing operations before tax	208	278	426	398
Income tax (provision) benefit	(75)	(57)	(152)	16
Earnings (loss) from continuing operations	133	221	274	414
Earnings (loss) from operation of discontinued operations	—	—	2	—
Gain (loss) on disposition of discontinued operations	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—
Earnings (loss) from discontinued operations	—	—	1	—
Net earnings (loss)	133	221	275	414
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	133	221	275	414
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	133	221	274	414
Earnings (loss) from discontinued operations	—	—	1	—
Net earnings (loss)	133	221	275	414
Earnings (loss) per common share - basic
Continuing operations	0.83	1.40	1.71	2.63
Discontinued operations	—	—	0.01	—
Net earnings (loss) - basic	0.83	1.40	1.72	2.63
Earnings (loss) per common share - diluted
Continuing operations	0.83	1.38	1.71	2.60
Discontinued operations	—	—	0.01	—
Net earnings (loss) - diluted	0.83	1.38	1.72	2.60
Weighted average shares - basic	159,676,462	158,163,378	159,679,408	157,370,137
Weighted average shares - diluted	160,142,156	159,778,255	160,138,959	159,446,743

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)
	(In $ millions)
Net earnings (loss)	133	221	275	414
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—
Foreign currency translation	26	(50)	(5)	(24)
Gain (loss) on interest rate swaps	2	—	3	1
Pension and postretirement benefits	—	(2)	—	(6)
Total other comprehensive income (loss), net of tax	28	(52)	(2)	(29)
Total comprehensive income (loss), net of tax	161	169	273	385
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	161	169	273	385

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2013	As of December 31, 2012
		As Adjusted (Note 1)
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,107	959
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2013: $11; 2012: $9)	929	827
Non-trade receivables, net	280	209
Inventories	738	711
Deferred income taxes	50	49
Marketable securities, at fair value	45	53
Other assets	31	31
Total current assets	3,180	2,839
Investments in affiliates	808	800
Property, plant and equipment (net of accumulated depreciation - 2013: $1,610; 2012: $1,506)	3,325	3,350
Deferred income taxes	602	606
Other assets	483	463
Goodwill	772	777
Intangible assets, net	152	165
Total assets	9,322	9,000
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	224	168
Trade payables - third party and affiliates	716	649
Other liabilities	439	475
Deferred income taxes	25	25
Income taxes payable	140	38
Total current liabilities	1,544	1,355
Long-term debt	2,860	2,930
Deferred income taxes	47	50
Uncertain tax positions	184	181
Benefit obligations	1,560	1,602
Other liabilities	1,142	1,152
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2013 and 2012: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2013: 183,721,278 issued and 159,590,729 outstanding; 2012: 183,629,237 issued and 159,642,401 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2013 and 2012: 0 issued and outstanding)	—	—
Treasury stock, at cost (2013: 24,130,549 shares; 2012: 23,986,836 shares)	(911)	(905)
Additional paid-in capital	745	731
Retained earnings	2,242	1,993
Accumulated other comprehensive income (loss), net	(91)	(89)
Total Celanese Corporation stockholders’ equity	1,985	1,730
Noncontrolling interests	—	—
Total equity	1,985	1,730
Total liabilities and equity	9,322	9,000

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Six Months Ended
	June 30, 2013
	Shares	Amount
		As Adjusted (Note 1)
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	159,642,401	—
Stock option exercises	80,669	—
Purchases of treasury stock	(143,713)	—
Stock awards	11,372	—
Balance as of the end of the period	159,590,729	—
Treasury Stock
Balance as of the beginning of the period	23,986,836	(905)
Purchases of treasury stock, including related fees	143,713	(6)
Balance as of the end of the period	24,130,549	(911)
Additional Paid-In Capital
Balance as of the beginning of the period		731
Stock-based compensation, net of tax		11
Stock option exercises, net of tax		3
Balance as of the end of the period		745
Retained Earnings
Balance as of the beginning of the period		1,993
Net earnings (loss) attributable to Celanese Corporation		275
Series A common stock dividends		(26)
Balance as of the end of the period		2,242
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(89)
Other comprehensive income (loss), net of tax		(2)
Balance as of the end of the period		(91)
Total Celanese Corporation stockholders’ equity		1,985
Noncontrolling Interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		—
Balance as of the end of the period		—
Total equity		1,985

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
		As Adjusted (Note 1)
	(In $ millions)
Operating Activities
Net earnings (loss)	275	414
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(9)	(6)
Depreciation, amortization and accretion	158	155
Pension and postretirement benefit expense	(10)	5
Pension and postretirement contributions	(33)	(105)
Deferred income taxes, net	(6)	(110)
(Gain) loss on disposition of businesses and assets, net	1	—
Refinancing expense	—	—
Other, net	—	92
Operating cash provided by (used in) discontinued operations	(5)	1
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(104)	(96)
Inventories	(29)	(24)
Other assets	(55)	26
Trade payables - third party and affiliates	72	61
Other liabilities	121	(11)
Net cash provided by (used in) operating activities	376	402
Investing Activities
Capital expenditures on property, plant and equipment	(149)	(183)
Acquisitions, net of cash acquired	—	(23)
Proceeds from sale of businesses and assets, net	12	1
Capital expenditures related to Kelsterbach plant relocation	(6)	(35)
Other, net	(34)	(43)
Net cash provided by (used in) investing activities	(177)	(283)
Financing Activities
Short-term borrowings (repayments), net	(11)	(14)
Proceeds from short-term debt	27	24
Repayments of short-term debt	(24)	(24)
Proceeds from long-term debt	50	—
Repayments of long-term debt	(62)	(19)
Purchases of treasury stock, including related fees	(6)	(28)
Stock option exercises	3	55
Series A common stock dividends	(26)	(19)
Other, net	—	29
Net cash provided by (used in) financing activities	(49)	4
Exchange rate effects on cash and cash equivalents	(2)	(5)
Net increase (decrease) in cash and cash equivalents	148	118
Cash and cash equivalents as of beginning of period	959	682
Cash and cash equivalents as of end of period	1,107	800

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2013 and 2012 contained in this Quarterly Report on Form 10-Q ("Quarterly Report") were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2012, originally filed on February 8, 2013 with the SEC as part of the Company's Annual Report on Form 10-K and updated to incorporate the effect of changes in the Company's pension accounting policy, filed on April 26, 2013 with the SEC as Exhibit 99.3 to a Current Report on Form 8-K.
Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.
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

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statement of operations is as follows:

	Three Months Ended June 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions, except per share data)
Cost of sales	(1,344)	4	(1,340)
Gross profit	331	4	335
Selling, general and administrative expenses	(124)	9	(115)
Research and development expenses	(26)	1	(25)
Operating profit (loss)	164	14	178
Earnings (loss) from continuing operations before tax	264	14	278
Income tax (provision) benefit	(54)	(3)	(57)
Earnings (loss) from continuing operations	210	11	221
Net earnings (loss)	210	11	221
Net earnings (loss) attributable to Celanese Corporation	210	11	221
Earnings (loss) per common share - basic
Continuing operations	1.33	0.07	1.40
Discontinued operations	—	—	—
Net earnings (loss) - basic	1.33	0.07	1.40
Earnings (loss) per common share - diluted
Continuing operations	1.31	0.07	1.38
Discontinued operations	—	—	—
Net earnings (loss) - diluted	1.31	0.07	1.38

	Six Months Ended June 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions, except per share data)
Cost of sales	(2,707)	8	(2,699)
Gross profit	601	8	609
Selling, general and administrative expenses	(258)	17	(241)
Research and development expenses	(52)	2	(50)
Operating profit (loss)	262	27	289
Earnings (loss) from continuing operations before tax	371	27	398
Income tax (provision) benefit	22	(6)	16
Earnings (loss) from continuing operations	393	21	414
Net earnings (loss)	393	21	414
Net earnings (loss) attributable to Celanese Corporation	393	21	414
Earnings (loss) per common share - basic
Continuing operations	2.50	0.13	2.63
Discontinued operations	—	—	—
Net earnings (loss) - basic	2.50	0.13	2.63
Earnings (loss) per common share - diluted
Continuing operations	2.47	0.13	2.60
Discontinued operations	—	—	—
Net earnings (loss) - diluted	2.47	0.13	2.60

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statement of comprehensive income (loss) is as follows:

	Three Months Ended June 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Net earnings (loss)	210	11	221
Pension and postretirement benefits	9	(11)	(2)
Total other comprehensive income (loss), net of tax	(41)	(11)	(52)
Total comprehensive income (loss), net of tax	169	—	169
Comprehensive (income) loss attributable to Celanese Corporation	169	—	169

	Six Months Ended June 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Net earnings (loss)	393	21	414
Pension and postretirement benefits	15	(21)	(6)
Total other comprehensive income (loss), net of tax	(8)	(21)	(29)
Total comprehensive income (loss), net of tax	385	—	385
Comprehensive (income) loss attributable to Celanese Corporation	385	—	385
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
The retrospective effect of the change in accounting policy for pension and other postretirement benefits to operating activities in the consolidated statement of cash flows is as follows:

	Six Months Ended June 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Net earnings (loss)	393	21	414
Pension and postretirement benefit expense	—	5	5
Pension and postretirement contributions	—	(105)	(105)
Deferred income taxes, net	(116)	6	(110)
Other liabilities	(84)	73	(11)

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the business segment financial information (Note 18) is as follows:

	Three Months Ended June 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Operating Profit (Loss)
Advanced Engineered Materials	21	2	23
Consumer Specialties	75	2	77
Industrial Specialties	34	1	35
Acetyl Intermediates	77	1	78
Other Activities	(43)	8	(35)
Total	164	14	178

	Six Months Ended June 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Operating Profit (Loss)
Advanced Engineered Materials	42	5	47
Consumer Specialties	114	3	117
Industrial Specialties	53	2	55
Acetyl Intermediates	137	3	140
Other Activities	(84)	14	(70)
Total	262	27	289
2. Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company will comply with the presentation requirements of this ASU for the quarter ending March 31, 2014.
In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC Topic 815"). The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government ("UST") and the London Interbank Offered Rate ("LIBOR"). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, an amendment to FASB ASC Topic 830, Foreign Currency Matters ("FASB ASC Topic 830"). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment ("CTA") for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. The Company will apply the guidance prospectively to derecognition events occurring after the effective date.
In February 2013, the FASB issued ASU 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, an amendment to FASB ASC Topic 405, Liabilities ("FASB ASC Topic 405"). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The Company is currently assessing the potential impact of adopting this guidance.
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
Ventures
On May 15, 2013, the Company and Mitsui & Co., Ltd., of Tokyo, Japan, announced they had signed an agreement to establish a joint venture for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at the Company's Clear Lake facility. The planned methanol facility will have an annual capacity of 1.3 million tons and is expected to begin operations in mid-2015.

4. Marketable Securities, at Fair Value
The Company’s nonqualified trusts hold available-for-sale securities for funding requirements.
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Mutual Funds
Amortized cost	45	53
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	45	53
See Note 16, Fair Value Measurements, for additional information regarding the fair value of the Company's marketable securities.
5. Inventories

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Finished goods	551	514
Work-in-process	51	42
Raw materials and supplies	136	155
Total	738	711
6. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2012
Goodwill	297	249	42	189	777
Accumulated impairment losses	—	—	—	—	—
Net book value	297	249	42	189	777
Exchange rate changes	(1)	(2)	—	(2)	(5)
As of June 30, 2013
Goodwill	296	247	42	187	772
Accumulated impairment losses	—	—	—	—	—
Net book value	296	247	42	187	772

Intangible Assets, Net
Finite-lived intangibles are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2012	32	525	30	32	619
Acquisitions	—	—	—	8	8	(1)
Exchange rate changes	—	(3)	—	—	(3)
As of June 30, 2013	32	522	30	40	624
Accumulated Amortization
As of December 31, 2012	(16)	(480)	(17)	(23)	(536)
Amortization	(2)	(15)	(2)	(1)	(20)
Exchange rate changes	—	3	—	—	3
As of June 30, 2013	(18)	(492)	(19)	(24)	(553)
Net book value	14	30	11	16	71
______________________________

(1)	Weighted average amortization period is 29 years.
Indefinite-lived intangibles are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2012	82
Acquisitions	—
Exchange rate changes	(1)
As of June 30, 2013	81
The Company’s trademarks and trade names have an indefinite life. For the six months ended June 30, 2013, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2014	21
2015	10
2016	8
2017	7
2018	4

7. Current Other Liabilities

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Salaries and benefits	77	74
Environmental (Note 11)	20	21
Restructuring (Note 13)	20	30
Insurance	13	15
Asset retirement obligations	27	38
Derivatives (Note 15)	17	23
Current portion of benefit obligations	47	47
Interest	26	23
Sales and use tax/foreign withholding tax payable	20	17
Uncertain tax positions	61	65
Customer rebates	37	44
Other	74	78
Total	439	475
8. Noncurrent Other Liabilities

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Environmental (Note 11)	73	78
Insurance	61	58
Deferred revenue	34	36
Deferred proceeds(1)	901	909
Asset retirement obligations	23	26
Derivatives (Note 15)	2	8
Income taxes payable	2	2
Other	46	35
Total	1,142	1,152
______________________________

(1)
Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to cease operations and sell its Kelsterbach, Germany manufacturing site, included in the Advanced Engineered Materials segment. Such proceeds will be deferred until the land and buildings transfer to the Frankfurt, Germany Airport (Note 20).

9. Debt

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	123	60
Short-term borrowings, including amounts due to affiliates	101	108
Total	224	168

The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates, was 4.3% as of June 30, 2013 compared to 4.0% as of December 31, 2012.

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C loan due 2016	970	977
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Credit-linked revolving facility due 2014, interest rate of 1.7%	100	50
Pollution control and industrial revenue bonds, interest rates ranging from 5.7% to 6.7%, due at various dates through 2030	169	182
Obligations under capital leases due at various dates through 2054	244	244
Other bank obligations	—	37
Subtotal	2,983	2,990
Current installments of long-term debt	(123)	(60)
Total	2,860	2,930
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
The 4.625% Notes were issued under an indenture, dated May 6, 2011, as amended by a second supplemental indenture, dated November 13, 2012 (the "Second Supplemental Indenture"), among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 4.625% Notes on March 15 and September 15 of each year which commenced on March 15, 2013. Prior to November 15, 2022, Celanese US may redeem some or all of the 4.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Second Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 4.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the "5.875% Notes") in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the "First Supplemental Indenture"), among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year which commenced on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the First Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
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
The Indenture, the First Supplemental Indenture and the Second Supplemental Indenture contain covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
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
On April 25, 2013, Celanese US reduced the Total Unutilized Credit Linked Commitment (as defined in the Amended Credit Agreement) for the credit-linked revolving facility terminating in 2014 to $200 million.
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

	As of June 30, 2013
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
The Company’s first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of June 30, 2013
	First Lien Senior Secured Leverage Ratio
			Estimate, if Fully Drawn	Borrowing Capacity
	Maximum	Estimate
				(In $ millions)
Revolving credit facility	3.90	1.00	1.55	600
The balances available for borrowing are as follows:

As of June 30, 2013
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	100
Letters of credit issued	81
Available for borrowing	19
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
The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2013.
In anticipation of the Company's change in pension accounting policy (Note 1), in January 2013, the Company entered into a non-material amendment to the Amended Credit Agreement with the effect that certain computations for covenant compliance purposes will be evaluated as if the change in pension accounting policy had not occurred. The amendment also modified the Amended Credit Agreement in other, non-material respects.

10. Benefit Obligations
As discussed in Note 1, effective January 1, 2013, the Company elected to change its policy for recognizing actuarial gains and losses and changes in the fair value of plan assets for its defined benefit pension plans and other postretirement benefit plans.  This accounting change has been applied retrospectively to all periods presented.
The components of net periodic benefit costs are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)		As Adjusted (Note 1)		As Adjusted (Note 1)
	(In $ millions)				(In $ millions)
Service cost	8	7	1	1	17	14	2	1
Interest cost	38	42	3	3	77	85	5	6
Expected return on plan assets	(56)	(51)	—	—	(112)	(102)	—	—
Recognized actuarial (gain) loss	—	—	—	—	—	—	—	—
Amortization of prior service cost (credit)	1	—	—	—	1	1	—	—
Curtailment (gain) loss	—	—	—	—	—	—	—	—
Total	(9)	(2)	4	4	(17)	(2)	7	7
Commitments to fund benefit obligations during 2013 are as follows:

	As of June 30, 2013	Total Expected 2013
	(In $ millions)
Cash contributions to defined benefit pension plans	16	30
Benefit payments to nonqualified pension plans	11	22
Benefit payments to other postretirement benefit plans	6	24
The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $4 million for the six months ended June 30, 2013.
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

The components of environmental remediation reserves are as follows:

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Demerger obligations (Note 17)	27	31
Divestiture obligations (Note 17)	22	21
Active sites	25	28
US Superfund sites	14	15
Other environmental remediation reserves	5	4
Total	93	99
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
12. Stockholders’ Equity
Common Stock
The Company’s Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company’s Series A Common Stock, par value $0.0001 per share ("Common Stock"), unless the Company’s Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the Company’s Amended Credit Agreement and the Senior Notes.
On April 25, 2013, the Company announced that its Board of Directors approved a 20% increase in the Company's quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.075 to $0.09 per share of Common Stock on a quarterly basis and $0.30 to $0.36 per share of Common Stock on an annual basis beginning in May 2013.
Treasury Stock
The Company’s Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of June 30, 2013	893
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Six Months Ended June 30,			Total From February 2008 Through June 30, 2013
	2013		2012
Shares repurchased	137,692	(1)	636,710	13,280,219	(2)
Average purchase price per share	$46.24		$45.09	$38.23
Amount spent on repurchased shares (in millions)	$6		$28	$507
______________________________

(1)
Excludes 6,021 shares withheld from employee to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock is considered outstanding at the time of issuance and therefore, the shares withheld are treated as treasury shares.

(2)
Excludes 11,844 shares withheld from employee to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock is considered outstanding at the time of issuance and therefore, the shares withheld are treated as treasury shares.

The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.
Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2013				2012
	Gross Amount		Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
					As Adjusted (Note 1)
	(In $ millions)
Unrealized gain (loss) on marketable securities	—		—	—	—	—	—
Foreign currency translation	28		(2)	26	(50)	—	(50)
Gain (loss) on interest rate swaps	3	(1)	(1)	2	(1)	1	—
Pension and postretirement benefits	—	(2)	—	—	—	(2)	(2)
Total	31		(3)	28	(51)	(1)	(52)
______________________________

(1)	Amount includes $1 million of losses associated with the Company's equity method investments' derivative activity.

(2)	Amount includes amortization of actuarial losses of $1 million related to the Company's equity method investments' pension plans.

	Six Months Ended June 30,
	2013				2012
	Gross Amount		Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount
					As Adjusted (Note 1)
	(In $ millions)
Unrealized gain (loss) on marketable securities	—		—	—	—		—	—
Foreign currency translation	(3)		(2)	(5)	(24)		—	(24)
Gain (loss) on interest rate swaps	5	(1)	(2)	3	1		—	1
Pension and postretirement benefits	—	(2)	—	—	(1)	(3)	(5)	(6)
Total	2		(4)	(2)	(24)		(5)	(29)
______________________________

(1)	Amount includes $1 million of losses associated with the Company's equity method investments' derivative activity.

(2)	Amount includes amortization of actuarial losses of $1 million related to the Company's equity method investments' pension plans.

(3)	Amount includes amortization of actuarial losses of $2 million related to the Company's equity method investments' pension plans.

Adjustments to Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 4)	Foreign Currency Translation	Gain (Loss) on Interest Rate Swaps (Note 15)	Pension and Postretire- ment Benefits (Note 10)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2012 - As Adjusted (Note 1)	(1)	(23)	(50)	(15)	(89)
Other comprehensive income before reclassifications	—	(3)	(1)	—	(4)
Amounts reclassified from accumulated other comprehensive income	—	—	6	—	6
Income tax (provision) benefit	—	(2)	(2)	—	(4)
As of June 30, 2013	(1)	(28)	(47)	(15)	(91)
13. Other (Charges) Gains, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In $ millions)
Employee termination benefits	(1)	(1)	(3)	(1)
Kelsterbach plant relocation (Note 20)	(2)	(2)	(4)	(2)
Total	(3)	(3)	(7)	(3)
During the six months ended June 30, 2013, the Company recorded $3 million of employee termination benefits related to a business optimization project which is included in the Industrial Specialties and Acetyl Intermediates segments.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2012	6	13	—	3	7	29
Additions	—	—	2	1	—	3
Cash payments	(1)	(7)	—	(2)	(2)	(12)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2013	5	6	2	2	5	20
Plant/Office Closures
As of December 31, 2012	—	—	—	1	—	1
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	(1)	—	(1)
As of June 30, 2013	—	—	—	—	—	—
Total	5	6	2	2	5	20

14. Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)
Effective income tax rate	36%	21%	36%	(4)%
The effective income tax rate for the six months ended June 30, 2012 would have been 22% excluding the recognition of foreign tax credit carryforwards, partially offset by the reassessment of certain permanently reinvested foreign earnings. As compared to the three and six months ended June 30, 2012, absent the effect of these events, the increase in the effective income tax rate for the six months ended June 30, 2013 was primarily due to losses in jurisdictions without income tax benefit, increased earnings in high income tax jurisdictions and reassessment of the recoverability of deferred tax assets in certain jurisdictions.
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
Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the six months ended June 30, 2013, the Company's uncertain tax positions increased $5 million due to interest and changes in uncertain tax positions in certain jurisdictions, and decreased $1 million due to exchange rate changes.
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

As of June 30, 2013
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
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Total	971	902
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
In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the unaudited interim consolidated statements of operations. During the six months ended June 30, 2013 and 2012, the Company did not have any open financial derivative contracts for commodities.
Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended				Three Months Ended
	June 30, 2013				June 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	1	(1)	(4)	(2)	(5)	(3)	(4)	(2)
Derivatives Not Designated as Hedges
Interest rate swaps	—		1	(4)	—		—	(4)
Foreign currency forwards and swaps	—		(7)	(5)	—		17	(5)
Total	1		(10)		(5)		13
______________________________

(1)	Amount excludes $1 million of losses associated with the Company's equity method investments' derivative activity and $1 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(3)	Amount excludes $1 million of tax benefit recognized in Other comprehensive income (loss).

(4)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

	Six Months Ended				Six Months Ended
	June 30, 2013				June 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	1	(1)	(8)	(2)	(6)	(7)	(2)
Derivatives Not Designated as Hedges
Interest rate swaps	—		3	(3)	—	—	(3)
Foreign currency forwards and swaps	—		(4)	(4)	—	13	(4)
Total	1		(9)		(6)	6
______________________________

(1)	Amount excludes $1 million of losses associated with the Company's equity method investments' derivative activity and $2 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(3)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(4)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.
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

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Derivative Assets
Gross amount recognized	2	2
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	2	2
Gross amount not offset in the consolidated balance sheets	2	2
Net amount	—	—

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Derivative Liabilities
Gross amount recognized	20	32
Gross amount offset in the consolidated balance sheets	1	1
Net amount presented in the consolidated balance sheets	19	31
Gross amount not offset in the consolidated balance sheets	2	2
Net amount	17	29

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In $ millions)
Mutual funds	Marketable securities, at fair value	45	—	45
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	2	2
Total assets as of June 30, 2013		45	2	47
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(8)	(8)
Interest rate swaps	Noncurrent Other liabilities	—	(2)	(2)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	(4)	(4)
Foreign currency forwards and swaps	Current Other liabilities	—	(5)	(5)
Total liabilities as of June 30, 2013		—	(19)	(19)

Mutual funds	Marketable securities, at fair value	53	—	53
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	2	2
Total assets as of December 31, 2012		53	2	55
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(10)	(10)
Interest rate swaps	Noncurrent Other liabilities	—	(7)	(7)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	(5)	(5)
Interest rate swaps	Noncurrent Other liabilities	—	(1)	(1)
Foreign currency forwards and swaps	Current Other liabilities	—	(8)	(8)
Total liabilities as of December 31, 2012		—	(31)	(31)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement Using
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In $ millions)
As of June 30, 2013
Cost investments	147	—	—	—
Insurance contracts in nonqualified trusts	62	62	—	62
Long-term debt, including current installments of long-term debt	2,983	2,801	244	3,045
As of December 31, 2012
Cost investments	156	—	—	—
Insurance contracts in nonqualified trusts	66	66	—	66
Long-term debt, including current installments of long-term debt	2,990	2,886	244	3,130
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
As of June 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
17. Commitments and Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss ("Possible Loss") may not represent the ultimate loss to the Company from legal proceedings. For reasonably possible loss contingencies that may be material, the Company estimates its Possible Loss when determinable, considering that the Company could incur no loss in certain matters. Thus, the Company's exposure and ultimate losses may be higher or lower, and possibly materially so, than the Company's litigation accruals and estimates of Possible Loss. For some matters, the Company is unable, at this time, to estimate its Possible Loss that is reasonably possible of occurring. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the more difficult for the Company to estimate the Possible Loss that it is reasonably possible the Company could incur. The Company may disclose certain information related to a plaintiff's claim against the Company alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible or probable loss. Some of the Company's exposure in legal matters may be offset by applicable insurance coverage. The Company does not consider the possible availability of insurance coverage in determining the amounts of any accruals or any estimates of Possible Loss.
Polyester Staple Antitrust Litigation
CNA Holdings LLC ("CNA Holdings"), the successor in interest to Hoechst Celanese Corporation ("HCC"), Celanese Americas Corporation and Celanese GmbH (collectively, the "Celanese Entities") and Hoechst, the former parent of HCC, were named as defendants for alleged antitrust violations in a consolidated proceeding by a Multi-District Litigation Panel in the US

District Court for the Western District of North Carolina styled In re Polyester Staple Antitrust Litigation, MDL 1516. In June 2008, the court dismissed these actions with prejudice against all Celanese Entities in consideration of a payment by the Company.
Prior to December 31, 2008, the Company had entered into tolling arrangements with four other alleged US purchasers of polyester staple fibers manufactured and sold by the Celanese Entities. These purchasers were not included in the settlement and one such company filed suit against the Company in December 2008 (Milliken & Company v. CNA Holdings, Inc., Celanese Americas Corporation and Hoechst AG (No. 8-SV-00578 W.D.N.C.)). In September 2011, that case was dismissed with prejudice based on a stipulation and proposed order of voluntary dismissal. One of the alleged US purchasers made a demand to the Company in February 2013 but has not filed a formal claim. The Company is evaluating its options, but does not believe a Possible Loss for this matter would be material.
Commercial Actions
In June 2012, Linde Gas Singapore Pte. Ltd. ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. The Company filed its answer in August 2012. Linde Gas is seeking damages in the amount of $38 million for the period ended December 31, 2012, in addition to other unspecified damages. The Company believes that Linde Gas' claims lack merit and that the Company has complied with the contract terms and is vigorously defending the matter. Based on the Company's evaluation of currently available information, the Company does not believe the Possible Loss is material. The arbitral panel has bifurcated the case into a liability and damages phase. The hearing for all liability issues took place in June 2013 and a ruling from the arbitral panel is expected during the three months ending September 30, 2013. All damages issues, if necessary, will be heard in December 2013.
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
In September 2011, the share valuation expert appointed by the court rendered an opinion. The expert opined that the fair cash compensation for these stockholders (145,387 shares) should be increased from €41.92 to €51.86. This non-binding opinion recommends a total increase in share value of €2 million for those claims under the Domination Agreement. The opinion has no effect on the Squeeze-Out proceeding because the share price recommended is lower than the price those stockholders already received in the Squeeze-Out. However, the opinion also advocates that the guaranteed dividend should be increased from €2.89 to €3.79, aggregating an increase in total guaranteed dividends of €1 million to the Squeeze-Out claimants. The Company and plaintiffs submitted written responses arguing for alternative valuations during the three months ended December 31, 2011. In March 2013, the expert issued his supplementary opinion affirming his previous views and calculations. The Company has submitted written objections regarding the calculations and the court has set a hearing for January 28, 2014. Separately, no expert has yet been appointed in the Squeeze-Out proceedings.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2013 are $63 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $133 million as of June 30, 2013. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2013, the Company had unconditional purchase obligations of $3.9 billion which extend through 2034.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities ("VIEs") as of June 30, 2013 relates primarily to early contract termination fees.
The Company's carrying value of assets and liabilities associated with its obligations to VIEs, as well as the maximum exposure to loss relating to these VIEs are as follows:

	As of June 30, 2013	As of December 31, 2012
	(In $ millions)
Property, plant and equipment, net	115	118

Trade payables	44	41
Current installments of long-term debt	8	7
Long-term debt	138	140
Total	190	188

Maximum exposure to loss	304	273
The difference between the total obligations to VIEs and the maximum exposure to loss, primarily represents take-or-pay obligations for services included in the unconditional purchase obligations discussed above.

18. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended June 30, 2013
Net sales	352	314	(1)	295	809	(1)	—	(117)	1,653
Other (charges) gains, net	(2)	—		(1)	—		—	—	(3)
Operating profit (loss)	39	83		18	55		(26)	—	169
Equity in net earnings (loss) of affiliates	45	1		—	1		8	—	55
Depreciation and amortization	27	10		12	22		4	—	75
Capital expenditures	13	29		6	42		3	—	93	(2)
	Three Months Ended June 30, 2012 - As Adjusted (Note 1)
Net sales	323	327	(1)	327	821	(1)	—	(123)	1,675
Other (charges) gains, net	(2)	4		—	1		(6)	—	(3)
Operating profit (loss)	23	77		35	78		(35)	—	178
Equity in net earnings (loss) of affiliates	55	1		—	2		4	—	62
Depreciation and amortization	28	11		13	19		4	—	75
Capital expenditures	10	18		8	44		3	—	83	(2)
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $116 million and $1 million, respectively, for the three months ended June 30, 2013 and $121 million and $2 million, respectively, for the three months ended June 30, 2012.

(2)
Excludes expenditures related to the relocation of the Company’s polyacetal ("POM") operations in Germany (Note 20) and includes an increase in accrued capital expenditures of $18 million and $6 million for the three months ended June 30, 2013 and 2012, respectively.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Six Months Ended June 30, 2013
Net sales	681	609	(1)	583	1,617	(1)	—	(232)	3,258
Other (charges) gains, net	(4)	—		(2)	(1)		—	—	(7)
Operating profit (loss)	75	161		33	130		(46)	—	353
Equity in net earnings (loss) of affiliates	85	3		—	4		17	—	109
Depreciation and amortization	56	20		24	43		8	—	151
Capital expenditures	21	43		11	71		4	—	150	(2)
	As of June 30, 2013
Goodwill and intangibles, net	362	272		62	228		—	—	924
Total assets	2,704	1,375		1,009	2,309		1,925	—	9,322
	Six Months Ended June 30, 2012 - As Adjusted (Note 1)
Net sales	640	591	(1)	636	1,673	(1)	—	(232)	3,308
Other (charges) gains, net	(2)	3		—	1		(5)	—	(3)
Operating profit (loss)	47	117		55	140		(70)	—	289
Equity in net earnings (loss) of affiliates	98	2		—	3		10	—	113
Depreciation and amortization	55	20		28	39		7	—	149
Capital expenditures	17	34		16	75		11	—	153	(2)
	As of December 31, 2012
Goodwill and intangibles, net	372	276		65	229		—	—	942
Total assets	2,703	1,296		963	2,238		1,800	—	9,000
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $228 million and $4 million, respectively, for the six months ended June 30, 2013 and $229 million and $3 million, respectively, for the six months ended June 30, 2012.

(2)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany (Note 20) and includes an increase in accrued capital expenditures of $1 million and a decrease of $30 million for the six months ended June 30, 2013 and 2012, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)
	(In $ millions, except share and per share data)
Amounts Attributable to Celanese Corporation
Earnings (loss) from continuing operations	133	221	274	414
Earnings (loss) from discontinued operations	—	—	1	—
Net earnings (loss) available to common stockholders	133	221	275	414

Weighted average shares - basic	159,676,462	158,163,378	159,679,408	157,370,137
Dilutive stock options	213,834	1,014,359	216,890	1,434,687
Dilutive restricted stock units	251,860	600,518	242,661	641,919
Weighted average shares - diluted	160,142,156	159,778,255	160,138,959	159,446,743
Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	95,225	15,016	94,329	7,508
Restricted stock units	—	7,946	—	7,946
Total	95,225	22,962	94,329	15,454
20. Plant Relocation
In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport ("Fraport") that required the Company to cease operations at its Kelsterbach, Germany POM site and sell the site, including land and buildings, to Fraport, resolving several years of legal disputes related to the planned Fraport expansion. Under the original agreement, Fraport agreed to pay the Company a total of €670 million. Title to the land and buildings will transfer to Fraport upon completion of certain activities as specified in the settlement agreement. Completion of those required activities is expected to occur no later than December 31, 2013. The agreement did not require the proceeds from the settlement be used to build or relocate the existing POM operations; however, based on a number of factors, the Company built a new expanded production facility in the Frankfurt Hoechst Industrial Park in the Rhine Main area in Germany.
The Company received its final payment from Fraport of €110 million during the three months ended June 30, 2011 and ceased POM operations at the Kelsterbach, Germany site prior to July 31, 2011. In September 2011, the Company announced the opening of its new POM production facility in Frankfurt Hoechst Industrial Park, Germany.

A summary of the financial statement impact associated with the Kelsterbach plant relocation is as follows:

	Six Months Ended June 30,		Total From Inception Through June 30, 2013

	2013	2012
	(In $ millions)
Deferred proceeds (1)	—	—	907
Costs expensed	4	2	117
Costs capitalized (2)	3	24	1,130
Lease buyout	—	—	22
Employee termination benefits	—	—	8
_____________________________

(1)
Included in noncurrent Other liabilities in the consolidated balance sheets. Amounts reflect the US dollar equivalent at the time of receipt. Upon transfer of the land and buildings to Fraport, the deferred proceeds will be recognized in the consolidated statements of operations. Such proceeds will be reduced by assets of €6 million included in Property, plant and equipment, net and €103 million included in noncurrent Other assets in the consolidated balance sheets, to be transferred to Fraport or otherwise disposed.

(2)	Includes a decrease in accrued capital expenditures of $3 million and $11 million for the six months ended June 30, 2013 and 2012, respectively.
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
For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flow for the six months ended June 30, 2013 and 2012 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows. Previously, the Company presented such activity within the category where the ultimate use of cash to third parties was presented in the consolidated statements of cash flow. Prior amounts have been revised to conform to the current presentation.
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

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	732	1,242	(321)	1,653
Cost of sales	—	—	(503)	(1,139)	308	(1,334)
Gross profit	—	—	229	103	(13)	319
Selling, general and administrative expenses	—	—	(26)	(87)	—	(113)
Amortization of intangible assets	—	—	(3)	(6)	—	(9)
Research and development expenses	—	—	(15)	(8)	—	(23)
Other (charges) gains, net	—	—	—	(3)	—	(3)
Foreign exchange gain (loss), net	—	—	—	(2)	—	(2)
Gain (loss) on disposition of businesses and assets, net	—	—	1	(1)	—	—
Operating profit (loss)	—	—	186	(4)	(13)	169
Equity in net earnings (loss) of affiliates	130	161	45	45	(326)	55
Interest expense	—	(49)	(9)	(16)	30	(44)
Refinancing expense	—	—	—	—	—	—
Interest income	—	13	16	2	(30)	1
Dividend income - cost investments	—	—	—	23	—	23
Other income (expense), net	—	—	—	4	—	4
Earnings (loss) from continuing operations before tax	130	125	238	54	(339)	208
Income tax (provision) benefit	3	5	(69)	(18)	4	(75)
Earnings (loss) from continuing operations	133	130	169	36	(335)	133
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	133	130	169	36	(335)	133
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	133	130	169	36	(335)	133

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net sales	—	—	734	1,239	(298)	1,675
Cost of sales	—	—	(517)	(1,112)	289	(1,340)
Gross profit	—	—	217	127	(9)	335
Selling, general and administrative expenses	—	—	(39)	(76)	—	(115)
Amortization of intangible assets	—	—	(4)	(9)	—	(13)
Research and development expenses	—	—	(17)	(8)	—	(25)
Other (charges) gains, net	—	—	6	(3)	(6)	(3)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	—	—	—	—
Operating profit (loss)	—	—	163	30	(15)	178
Equity in net earnings (loss) of affiliates	220	250	50	49	(507)	62
Interest expense	—	(48)	(10)	(19)	32	(45)
Refinancing expense	—	—	—	—	—	—
Interest income	—	15	16	1	(32)	—
Dividend income - cost investments	—	—	—	84	—	84
Other income (expense), net	—	—	—	(1)	—	(1)
Earnings (loss) from continuing operations before tax	220	217	219	144	(522)	278
Income tax (provision) benefit	1	3	(43)	(22)	4	(57)
Earnings (loss) from continuing operations	221	220	176	122	(518)	221
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	221	220	176	122	(518)	221
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	221	220	176	122	(518)	221

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,412	2,449	(603)	3,258
Cost of sales	—	—	(978)	(2,233)	605	(2,606)
Gross profit	—	—	434	216	2	652
Selling, general and administrative expenses	—	—	(47)	(172)	—	(219)
Amortization of intangible assets	—	—	(7)	(13)	—	(20)
Research and development expenses	—	—	(31)	(18)	—	(49)
Other (charges) gains, net	—	—	4	(7)	(4)	(7)
Foreign exchange gain (loss), net	—	—	—	(3)	—	(3)
Gain (loss) on disposition of businesses and assets, net	—	—	—	(1)	—	(1)
Operating profit (loss)	—	—	353	2	(2)	353
Equity in net earnings (loss) of affiliates	271	328	82	94	(666)	109
Interest expense	—	(96)	(19)	(32)	60	(87)
Refinancing expense	—	—	—	—	—	—
Interest income	—	27	31	3	(60)	1
Dividend income - cost investments	—	—	—	47	—	47
Other income (expense), net	—	—	—	3	—	3
Earnings (loss) from continuing operations before tax	271	259	447	117	(668)	426
Income tax (provision) benefit	4	12	(113)	(55)	—	(152)
Earnings (loss) from continuing operations	275	271	334	62	(668)	274
Earnings (loss) from operation of discontinued operations	—	—	2	—	—	2
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	1	—	—	1
Net earnings (loss)	275	271	335	62	(668)	275
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	275	271	335	62	(668)	275

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net sales	—	—	1,374	2,488	(554)	3,308
Cost of sales	—	—	(995)	(2,260)	556	(2,699)
Gross profit	—	—	379	228	2	609
Selling, general and administrative expenses	—	—	(78)	(163)	—	(241)
Amortization of intangible assets	—	—	(9)	(17)	—	(26)
Research and development expenses	—	—	(32)	(18)	—	(50)
Other (charges) gains, net	—	—	7	(4)	(6)	(3)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	—	—	—	—
Operating profit (loss)	—	—	267	26	(4)	289
Equity in net earnings (loss) of affiliates	413	457	90	91	(938)	113
Interest expense	—	(96)	(21)	(37)	64	(90)
Refinancing expense	—	—	—	—	—	—
Interest income	—	30	32	3	(64)	1
Dividend income - cost investments	—	—	—	84	—	84
Other income (expense), net	—	1	—	—	—	1
Earnings (loss) from continuing operations before tax	413	392	368	167	(942)	398
Income tax (provision) benefit	1	21	16	(23)	1	16
Earnings (loss) from continuing operations	414	413	384	144	(941)	414
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	414	413	384	144	(941)	414
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	414	413	384	144	(941)	414

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	133	130	169	36	(335)	133
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	26	26	(2)	(3)	(21)	26
Gain (loss) on interest rate swaps	2	2	(1)	—	(1)	2
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	28	28	(3)	(3)	(22)	28
Total comprehensive income (loss), net of tax	161	158	166	33	(357)	161
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	161	158	166	33	(357)	161

	Three Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net earnings (loss)	221	220	176	122	(518)	221
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(50)	(50)	17	11	22	(50)
Gain (loss) on interest rate swaps	—	—	—	—	—	—
Pension and postretirement benefits	(2)	(2)	(3)	—	5	(2)
Total other comprehensive income (loss), net of tax	(52)	(52)	14	11	27	(52)
Total comprehensive income (loss), net of tax	169	168	190	133	(491)	169
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	169	168	190	133	(491)	169

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	275	271	335	62	(668)	275
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(5)	(5)	3	2	—	(5)
Gain (loss) on interest rate swaps	3	3	(1)	—	(2)	3
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(2)	(2)	2	2	(2)	(2)
Total comprehensive income (loss), net of tax	273	269	337	64	(670)	273
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	273	269	337	64	(670)	273

	Six Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net earnings (loss)	414	413	384	144	(941)	414
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(24)	(24)	6	5	13	(24)
Gain (loss) on interest rate swaps	1	1	—	—	(1)	1
Pension and postretirement benefits	(6)	(6)	(6)	(3)	15	(6)
Total other comprehensive income (loss), net of tax	(29)	(29)	—	2	27	(29)
Total comprehensive income (loss), net of tax	385	384	384	146	(914)	385
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	385	384	384	146	(914)	385

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	401	706	—	1,107
Trade receivables - third party and affiliates	—	—	383	729	(183)	929
Non-trade receivables, net	32	439	1,825	429	(2,445)	280
Inventories, net	—	—	201	609	(72)	738
Deferred income taxes	—	—	64	7	(21)	50
Marketable securities, at fair value	—	—	45	—	—	45
Other assets	—	5	16	30	(20)	31
Total current assets	32	444	2,935	2,510	(2,741)	3,180
Investments in affiliates	1,953	3,762	1,666	558	(7,131)	808
Property, plant and equipment, net	—	—	846	2,479	—	3,325
Deferred income taxes	—	3	510	91	(2)	602
Other assets	—	1,896	128	437	(1,978)	483
Goodwill	—	—	305	467	—	772
Intangible assets, net	—	—	69	83	—	152
Total assets	1,985	6,105	6,459	6,625	(11,852)	9,322
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,622	232	132	(1,762)	224
Trade payables - third party and affiliates	—	—	281	618	(183)	716
Other liabilities	—	41	269	385	(256)	439
Deferred income taxes	—	21	—	25	(21)	25
Income taxes payable	—	—	515	93	(468)	140
Total current liabilities	—	1,684	1,297	1,253	(2,690)	1,544
Noncurrent Liabilities
Long-term debt	—	2,460	804	1,572	(1,976)	2,860
Deferred income taxes	—	—	—	49	(2)	47
Uncertain tax positions	—	6	25	153	—	184
Benefit obligations	—	—	1,329	231	—	1,560
Other liabilities	—	2	96	1,054	(10)	1,142
Total noncurrent liabilities	—	2,468	2,254	3,059	(1,988)	5,793
Total Celanese Corporation stockholders’ equity	1,985	1,953	2,908	2,313	(7,174)	1,985
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,985	1,953	2,908	2,313	(7,174)	1,985
Total liabilities and equity	1,985	6,105	6,459	6,625	(11,852)	9,322

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	10	—	275	674	—	959
Trade receivables - third party and affiliates	—	—	340	653	(166)	827
Non-trade receivables, net	31	444	1,754	484	(2,504)	209
Inventories, net	—	—	196	589	(74)	711
Deferred income taxes	—	—	62	8	(21)	49
Marketable securities, at fair value	—	—	52	1	—	53
Other assets	—	5	15	27	(16)	31
Total current assets	41	449	2,694	2,436	(2,781)	2,839
Investments in affiliates	1,692	3,437	1,579	570	(6,478)	800
Property, plant and equipment, net	—	—	813	2,537	—	3,350
Deferred income taxes	—	5	509	92	—	606
Other assets	—	1,927	132	414	(2,010)	463
Goodwill	—	—	305	472	—	777
Intangible assets, net	—	—	69	96	—	165
Total assets	1,733	5,818	6,101	6,617	(11,269)	9,000
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,584	208	159	(1,783)	168
Trade payables - third party and affiliates	—	—	269	546	(166)	649
Other liabilities	—	40	267	475	(307)	475
Deferred income taxes	—	21	—	25	(21)	25
Income taxes payable	—	—	419	73	(454)	38
Total current liabilities	—	1,645	1,163	1,278	(2,731)	1,355
Noncurrent Liabilities
Long-term debt	—	2,467	872	1,597	(2,006)	2,930
Deferred income taxes	—	—	—	50	—	50
Uncertain tax positions	3	6	23	149	—	181
Benefit obligations	—	—	1,362	240	—	1,602
Other liabilities	—	8	101	1,055	(12)	1,152
Total noncurrent liabilities	3	2,481	2,358	3,091	(2,018)	5,915
Total Celanese Corporation stockholders’ equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Total liabilities and equity	1,733	5,818	6,101	6,617	(11,269)	9,000

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	19	(42)	292	147	(40)	376
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(87)	(62)	—	(149)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	12	—	12
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(6)	—	(6)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	3	(64)	—	61	—
Other, net	—	—	(25)	(9)	—	(34)
Net cash provided by (used in) investing activities	—	3	(176)	(65)	61	(177)
Financing Activities
Short-term borrowings (repayments), net	—	64	(2)	(9)	(64)	(11)
Proceeds from short-term borrowings	—	—	—	27	—	27
Repayments of short-term borrowings	—	—	—	(24)	—	(24)
Proceeds from long-term debt	—	—	50	—	—	50
Repayments of long-term debt	—	(5)	(18)	(42)	3	(62)
Refinancing costs	—	—	—	—	—	—
Purchases of treasury stock, including related fees	(6)	—	—	—	—	(6)
Dividends to parent	—	(20)	(20)	—	40	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(26)	—	—	—	—	(26)
Return of capital to parent	—	—	—	—	—	—
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(29)	39	10	(48)	(21)	(49)
Exchange rate effects on cash and cash equivalents	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	(10)	—	126	32	—	148
Cash and cash equivalents as of beginning of period	10	—	275	674	—	959
Cash and cash equivalents as of end of period	—	—	401	706	—	1,107

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	6	(38)	248	256	(70)	402
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(93)	(90)	—	(183)
Acquisitions, net of cash acquired	—	—	(23)	—	—	(23)
Proceeds from sale of businesses and assets, net	—	—	1	—	—	1
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(35)	—	(35)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(3)	—	3	—
Intercompany loan receipts (disbursements)	—	3	(77)	—	74	—
Other, net	—	—	(9)	(34)	—	(43)
Net cash provided by (used in) investing activities	—	3	(204)	(159)	77	(283)
Financing Activities
Short-term borrowings (repayments), net	—	77	(2)	(15)	(74)	(14)
Proceeds from short-term borrowings	—	—	—	24	—	24
Repayments of short-term borrowings	—	—	—	(24)	—	(24)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(7)	(1)	(11)	—	(19)
Refinancing costs	—	—	—	—	—	—
Purchases of treasury stock, including related fees	(28)	—	—	—	—	(28)
Dividends to parent	—	(35)	(35)	—	70	—
Contributions from parent	—	—	—	3	(3)	—
Stock option exercises	55	—	—	—	—	55
Series A common stock dividends	(19)	—	—	—	—	(19)
Return of capital to parent	—	—	—	—	—	—
Other, net	29	—	—	—	—	29
Net cash provided by (used in) financing activities	37	35	(38)	(23)	(7)	4
Exchange rate effects on cash and cash equivalents	—	—	—	(5)	—	(5)
Net increase (decrease) in cash and cash equivalents	43	—	6	69	—	118
Cash and cash equivalents as of beginning of period	—	—	133	549	—	682
Cash and cash equivalents as of end of period	43	—	139	618	—	800

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2012, originally filed on February 8, 2013 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K (the "2012 Form 10-K") and updated to incorporate the effect of changes in the Company's pension accounting, filed on April 26, 2013 with the SEC as Exhibit 99.3 to a Current Report on Form 8-K (the "April 2013 Form 8-K") and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
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
2013 Highlights:

•
We signed an agreement with Mitsui & Co., Ltd., of Tokyo, Japan, to establish a joint venture for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The total investment in the facility is estimated to be $800 million. Our portion of the investment is estimated to be $300 million, in addition to previously invested assets at our Clear Lake facility. The planned methanol facility will have an annual capacity of 1.3 million tons and is expected to begin operations in mid-2015.

•
We announced that our Board of Directors approved a 20% increase in our quarterly Series A Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.075 to $0.09 per share of Common Stock on a quarterly basis and $0.30 to $0.36 per share of Common Stock on an annual basis. The new dividend rate began in May 2013.

•
We signed a Memorandum of Understanding ("MOU") with Pertamina, the state-owned energy company of the Republic of Indonesia, to begin the detailed project planning phase for the development of a fuel ethanol project in Indonesia. The MOU outlines the parties' intentions to establish a joint venture under which we would own a majority share and would license our leading TCX® technology to the joint venture under a separate technology licensing agreement. Under the detailed project planning phase of the MOU, we and Pertamina will select the first production location, initiate project permitting and negotiate coal supply and other industrial partner agreements. This phase of the MOU is expected to be completed by the end of 2013.

•
We received the JEC Innovation Award for the first thermoplastic composite tailplane for a helicopter. The new composite tailplane of the AgustaWestland AW169 helicopter results in 15 percent weight reduction from conventional composites and contributes considerably to fuel savings and lower emissions.

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

Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,653	1,675	(22)	3,258	3,308	(50)
Gross profit	319	335	(16)	652	609	43
Selling, general and administrative expenses	(113)	(115)	2	(219)	(241)	22
Other (charges) gains, net	(3)	(3)	—	(7)	(3)	(4)
Operating profit (loss)	169	178	(9)	353	289	64
Equity in net earnings of affiliates	55	62	(7)	109	113	(4)
Interest expense	(44)	(45)	1	(87)	(90)	3
Dividend income - cost investments	23	84	(61)	47	84	(37)
Earnings (loss) from continuing operations before tax	208	278	(70)	426	398	28
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	133	221	(88)	274	414	(140)
Earnings (loss) from discontinued operations	—	—	—	1	—	1
Net earnings (loss)	133	221	(88)	275	414	(139)
Other Data
Depreciation and amortization	75	75	—	151	149	2
Operating margin(1)	10.2%	10.6%		10.8%	8.7%
Other (charges) gains, net
Employee termination benefits	(1)	(1)	—	(3)	(1)	(2)
Kelsterbach plant relocation	(2)	(2)	—	(4)	(2)	(2)
Total other (charges) gains, net	(3)	(3)	—	(7)	(3)	(4)
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

	As of June 30, 2013	As of December 31, 2012
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,107	959

Short-term borrowings and current installments of long-term debt - third party and affiliates	224	168
Long-term debt	2,860	2,930
Total debt	3,084	3,098

Selected Data by Business Segment

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	352	323	29	681	640	41
Consumer Specialties	314	327	(13)	609	591	18
Industrial Specialties	295	327	(32)	583	636	(53)
Acetyl Intermediates	809	821	(12)	1,617	1,673	(56)
Other Activities	—	—	—	—	—	—
Inter-segment eliminations	(117)	(123)	6	(232)	(232)	—
Total	1,653	1,675	(22)	3,258	3,308	(50)
Other (Charges) Gains, Net
Advanced Engineered Materials	(2)	(2)	—	(4)	(2)	(2)
Consumer Specialties	—	4	(4)	—	3	(3)
Industrial Specialties	(1)	—	(1)	(2)	—	(2)
Acetyl Intermediates	—	1	(1)	(1)	1	(2)
Other Activities	—	(6)	6	—	(5)	5
Total	(3)	(3)	—	(7)	(3)	(4)
Operating Profit (Loss)
Advanced Engineered Materials	39	23	16	75	47	28
Consumer Specialties	83	77	6	161	117	44
Industrial Specialties	18	35	(17)	33	55	(22)
Acetyl Intermediates	55	78	(23)	130	140	(10)
Other Activities	(26)	(35)	9	(46)	(70)	24
Total	169	178	(9)	353	289	64
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	84	78	6	160	145	15
Consumer Specialties	107	161	(54)	211	202	9
Industrial Specialties	18	35	(17)	33	55	(22)
Acetyl Intermediates	58	80	(22)	136	143	(7)
Other Activities	(59)	(76)	17	(114)	(147)	33
Total	208	278	(70)	426	398	28
Depreciation and Amortization
Advanced Engineered Materials	27	28	(1)	56	55	1
Consumer Specialties	10	11	(1)	20	20	—
Industrial Specialties	12	13	(1)	24	28	(4)
Acetyl Intermediates	22	19	3	43	39	4
Other Activities	4	4	—	8	7	1
Total	75	75	—	151	149	2
Operating Margin
Advanced Engineered Materials	11.1%	7.1%		11.0%	7.3%
Consumer Specialties	26.4%	23.5%		26.4%	19.8%
Industrial Specialties	6.1%	10.7%		5.7%	8.6%
Acetyl Intermediates	6.8%	9.5%		8.0%	8.4%
Total	10.2%	10.6%		10.8%	8.7%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	7	1	1	—	9
Consumer Specialties	(10)	6	—	—	(4)
Industrial Specialties	(7)	(4)	1	—	(10)
Acetyl Intermediates	2	(4)	1	—	(1)
Total Company	(1)	(1)	1	—	(1)
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	3	2	1	—	6
Consumer Specialties	(4)	7	—	—	3
Industrial Specialties	(5)	(4)	1	—	(8)
Acetyl Intermediates	(1)	(3)	1	—	(3)
Total Company	(2)	(1)	1	—	(2)
Consolidated Results – Three and Six Months Ended June 30, 2013 Compared with Three and Six Months Ended June 30, 2012
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Net sales decreased $22 million, or 1.3%, during the three months ended June 30, 2013 compared to the same period in 2012 primarily due to lower volumes in our Industrial Specialties and Consumer Specialties segments and lower pricing in our Acetyl Intermediates and Industrial Specialties segments. The results of our Industrial Specialties' segment reflect softer demand in Europe and Asia and reduced pricing in several end-use applications in the Americas. The lower volumes in our Consumer Specialties segment were the result of a temporary production interruption at our Narrows, Virginia Acetate Products facility during the three months ended March 31, 2012 that shifted volume into the three months ended June 30, 2012. These volume and pricing declines were partially offset by higher volumes in our Advanced Engineered Materials segment due to increased penetration in automotive applications in the Americas and targeted growth programs in Asia.
Operating profit decreased $9 million, or 5.1%, during the three months ended June 30, 2013 compared to the same period in 2012. This decrease was primarily due to lower pricing in both our Acetyl Intermediates and Industrial Specialties segments resulting from weaker demand. The lower pricing was partially offset by lower raw material costs, including polypropylene and ethylene, higher volumes in our Advanced Engineered Materials segment and higher pricing in our Consumer Specialties segment.
Dividend income from cost investments decreased $61 million compared to the same period in 2012 principally due to the timing of the dividend payments from our China Acetate ventures. Historically, our China Acetate ventures paid an annual cash dividend during the three months ended June 30 each year, while in 2013 dividends are being paid quarterly.
Our effective income tax rate for the three months ended June 30, 2013 was 36% compared to 21% for the three months ended June 30, 2012. The higher effective tax rate for the three months ended June 30, 2013 is attributable to losses in jurisdictions without tax benefit, increased earnings in high income tax jurisdictions and changes regarding the recoverability of deferred tax assets in certain jurisdictions. In 2012 the lower effective tax rate is primarily due to foreign tax credit carryforwards partially offset by deferred tax charges related to changes in assessment regarding permanent reinvestment of certain foreign earnings.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Net sales decreased $50 million, or 1.5%, during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to lower volumes across all business segments except for our Advanced Engineered Materials segment, and lower pricing in our Acetyl Intermediates and Industrial Specialties segments primarily attributable to weaker demand in Europe and Asia. The lower volumes were offset by increased acetate tow prices across all regions in our Consumer Specialties segment and higher pricing and volumes in our Advanced Engineered Materials segment due to increased penetration in automotive applications globally and targeted growth programs in Asia.
Operating profit increased $64 million, or 22.1%, during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increased pricing in our Advanced Engineered Materials and Consumer Specialties segments as well as lower raw material costs, including ethylene, polypropylene, carbon monoxide and methanol. Lower energy and plant costs in our Consumer Specialties segment also contributed to increased operating profit. Decreased volumes and pricing in our Acetyl Intermediates and Industrial Specialties segments more than offset our savings from decreased raw material costs in those segments.
As a percentage of net sales, selling, general and administrative expenses decreased from 7.3% to 6.7% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to a decrease of $25 million in selling, general and administrative expenses in Other Activities of which $22 million relates to lower pension and other postretirement benefit costs.
Our effective income tax rate for the six months ended June 30, 2013 was 36% compared to (4)% for the six months ended June 30, 2012. The lower effective tax rate in 2012 was primarily due to foreign tax credit carryforwards of $142 million recognized during the three months ended March 31, 2012, partially offset by $38 million of deferred tax charges related to changes in our assessment regarding the permanent reinvestment of certain foreign earnings from our Polyplastics Co., Ltd affiliate.

Business Segments – Three and Six Months Ended June 30, 2013 Compared with Three and Six Months Ended June 30, 2012
Advanced Engineered Materials

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	352	323	29	681	640	41
Net Sales Variance
Volume	7%			3%
Price	1%			2%
Currency	1%			1%
Other	—%			—%
Other (charges) gains, net	(2)	(2)	—	(4)	(2)	(2)
Operating profit (loss)	39	23	16	75	47	28
Operating margin	11.1%	7.1%		11.0%	7.3%
Equity in net earnings (loss) of affiliates	45	55	(10)	85	98	(13)
Earnings (loss) from continuing operations before tax	84	78	6	160	145	15
Depreciation and amortization	27	28	(1)	56	55	1
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
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Advanced Engineered Materials’ net sales increased $29 million, or 9.0%, for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increased volumes driven by increased penetration in automotive applications in the Americas and targeted growth programs in Asia.
Operating profit increased $16 million, or 69.6%, for the three months ended June 30, 2013 compared to the same period in 2012. Increased volumes and higher pricing coupled with lower raw material costs of $5 million, mainly ethylene and polypropylene, more than offset higher energy and plant costs of $9 million.
Equity in net earnings (loss) of affiliates decreased $10 million for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to lower earnings from our National Methanol Company ("Ibn Sina") affiliate, largely driven by the timing of turnaround activity and lower methyl tertiary-butyl ether ("MTBE") pricing.
Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Advanced Engineered Materials’ net sales increased $41 million, or 6.4%, for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increased volumes and higher pricing. Volumes increased primarily due to increased penetration in automotive applications globally and targeted growth programs in Asia. Higher pricing and product mix, mainly for medical applications, also contributed to the increase in net sales for the six months ended June 30, 2013.
Operating profit increased $28 million, or 59.6%, for the six months ended June 30, 2013 compared to the same period in 2012 driven primarily by higher pricing, increased volumes and lower raw material costs, mainly polypropylene and ethylene, partially offset by higher energy costs.

Equity in net earnings (loss) of affiliates decreased $13 million for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to lower earnings from our Polyplastics Company Ltd. and Ibn Sina strategic affiliates. The decrease in Ibn Sina earnings was largely the result of the timing of turnaround activity and lower MTBE pricing.
Consumer Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	314	327	(13)	609	591	18
Net Sales Variance
Volume	(10)%			(4)%
Price	6%			7%
Currency	—%			—%
Other	—%			—%
Other (charges) gains, net	—	4	(4)	—	3	(3)
Operating profit (loss)	83	77	6	161	117	44
Operating margin	26.4%	23.5%		26.4%	19.8%
Equity in net earnings (loss) of affiliates	1	1	—	3	2	1
Dividend income - cost investments	23	83	(60)	47	83	(36)
Earnings (loss) from continuing operations before tax	107	161	(54)	211	202	9
Depreciation and amortization	10	11	(1)	20	20	—
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
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Net sales for Consumer Specialties decreased $13 million, or 4.0%, for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to lower volumes in our Acetate Products business resulting from a temporary production interruption at our Narrows, Virginia Acetate Products facility during the three months ended March 31, 2012 that shifted volume into the three months ended June 30, 2012. Lower volumes were partially offset by higher prices in acetate tow reflecting continued strong demand.
Operating profit increased $6 million, or 7.8%, for the three months ended June 30, 2013 primarily due to higher pricing, lower energy costs of $13 million and lower plant costs of $12 million resulting from the cessation of production of acetate flake and tow at our Spondon, Derby, United Kingdom facility in November 2012. This was partially offset by the impact of lower sales volumes, higher raw material costs of $6 million and the absence of $6 million of insurance recoveries recorded in other (charges) gains, net during the three months ended June 30, 2012. Insurance recoveries were offset by a charge from our captive insurance companies included in Other Activities.
Dividend income from cost investments decreased $60 million for the three months ended June 30, 2013 compared to the same period in 2012 due to the timing of the dividend payments from our China Acetate ventures. In the prior year, our China Acetate ventures paid an annual cash dividend of $83 million during the three months ended June 30, 2012, while in 2013 dividends are being paid quarterly.
Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Net sales for Consumer Specialties increased $18 million, or 3.0%, for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to higher pricing in the Acetate Products business partially offset by lower volumes in both the Acetate Products and Nutrinova businesses. Acetate tow pricing increased 9% across all regions while volumes declined due to the cessation of manufacturing of acetate flake and tow at our Spondon facility in November 2012.
Operating profit increased $44 million, or 37.6%, for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the increase in pricing, lower energy costs and lower plant costs of $23 million mainly resulting from the cessation of production of acetate flake and tow at our Spondon facility in November 2012. Lower volumes and higher raw material costs for both the Acetate Products and Nutrinova businesses partially offset the higher pricing and lower costs for the six months ended June 30, 2013 as did the absence of $6 million of insurance recoveries recorded in other (charges) gains, net during the three months ended June 30, 2012. Insurance recoveries were offset by a charge from our captive insurance companies included in Other Activities.
Dividend income from cost investments decreased $36 million for the six months ended June 30, 2013 compared to the same period in 2012, related to dividends received from our China Acetate ventures. In the prior year, our China Acetate ventures paid an annual cash dividend of $83 million during the three months ended June 30, 2012, while in 2013 dividends are being paid quarterly.
Industrial Specialties

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	295	327	(32)	583	636	(53)
Net Sales Variance
Volume	(7)%			(5)%
Price	(4)%			(4)%
Currency	1%			1%
Other	—%			—%
Other (charges) gains, net	(1)	—	(1)	(2)	—	(2)
Operating profit (loss)	18	35	(17)	33	55	(22)
Operating margin	6.1%	10.7%		5.7%	8.6%
Earnings (loss) from continuing operations before tax	18	35	(17)	33	55	(22)
Depreciation and amortization	12	13	(1)	24	28	(4)
Our Industrial Specialties segment includes our Emulsions and EVA Performance Polymers businesses. Our Emulsions business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. EVA Performance Polymers is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate ("EVA") resins and compounds as well as select grades of low-density polyethylene. EVA Performance Polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Net sales decreased $32 million, or 9.8%, for the three months ended June 30, 2013 compared to the same period in 2012 reflecting both lower volumes and lower pricing primarily in our EVA Performance Polymers business. Lower volumes in our EVA Performance Polymers business were driven by softer demand in Asia and the Americas while lower pricing resulted from weak global demand in several end-use applications, including hot melt adhesives and photovoltaic cells. Sales of our EVA Performance Polymers medical product applications decreased $7 million compared to the same period in 2012 though sales from medical product applications are expected later in 2013. Our Emulsions business experienced softer demand in North America, particularly in textiles and paper applications, partially offset by seasonal demand for paints, coatings and adhesives in Europe and continuing growth in innovation applications in China.

Operating profit decreased $17 million, or 48.6%, for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to lower volumes and pricing in our EVA Performance Polymers business partially offset by lower raw material costs of $5 million, primarily ethylene and vinyl acetate monomer ("VAM").
Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Net sales decreased $53 million, or 8.3%, for the six months ended June 30, 2013 compared to the same period in 2012 reflecting lower volumes and lower pricing for both the Emulsions and EVA Performance Polymers businesses. Volume decreases in our EVA Performance Polymers business were driven by softer demand in Asia and the Americas while lower pricing resulted from weak global demand and strong competition in several end-use applications, including hot melt adhesives and photovoltaic cells. Sales of our EVA Performance Polymers medical product applications decreased $7 million compared to the same period in 2012 though sales from medical product applications are expected later in 2013. Lower volumes in our Emulsions business were driven by softer demand in North America, particularly in our textiles and paper applications, slightly offset by modest volume increases in paper and adhesive applications in Europe despite continuing weak economic conditions and continued growth in innovative applications in paper and construction in China. Lower prices in our Emulsions business were driven by lower raw material costs in Europe and Asia.
Operating profit decreased $22 million, or 40.0%, for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to lower volumes and pricing driven by weaker demand. Raw material costs, primarily ethylene, decreased $10 million compared to the same period in 2012 but were more than offset by lower pricing.
Acetyl Intermediates

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	809	821	(12)	1,617	1,673	(56)
Net Sales Variance
Volume	2%			(1)%
Price	(4)%			(3)%
Currency	1%			1%
Other	—%			—%
Other (charges) gains, net	—	1	(1)	(1)	1	(2)
Operating profit (loss)	55	78	(23)	130	140	(10)
Operating margin	6.8%	9.5%		8.0%	8.4%
Equity in net earnings (loss) of affiliates	1	2	(1)	4	3	1
Earnings (loss) from continuing operations before tax	58	80	(22)	136	143	(7)
Depreciation and amortization	22	19	3	43	39	4
Our Acetyl Intermediates segment produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Acetyl Intermediates’ net sales decreased $12 million, or 1.5%, during the three months ended June 30, 2013 compared to the same period in 2012 primarily due to lower global demand and pricing for downstream derivative products in Europe and Asia partially offset by increased acetic acid volumes.
Operating profit decreased $23 million, or 29.5%, during the three months ended June 30, 2013 compared to the same period in 2012 primarily due to lower pricing for downstream derivative products. The decrease in operating profit was partially offset by higher volumes and lower raw material costs of $11 million, mainly ethylene and methanol.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Acetyl Intermediates’ net sales decreased $56 million, or 3.3%, during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to lower pricing as a result of weak demand in Asia and Europe and lower volumes in North America and Europe.
Operating profit decreased $10 million, or 7.1%, during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to lower pricing and volumes, partially offset by lower raw material costs of $35 million, mainly ethylene, carbon monoxide and methanol.
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
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Operating loss of $26 million for Other Activities decreased $9 million for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to the absence of insurance recovery costs of $6 million and lower pension and other postretirement benefit costs of $11 million offset by a $5 million increase in costs associated with business optimization initiatives and executive compensation. Insurance recovery costs were offset in our Consumer Specialties segment.
Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Operating loss of $46 million for Other Activities decreased $24 million for the six months ended June 30, 2013 compared to the same period in 2012 due to a decrease in selling, general and administrative expenses of $25 million and other (charges) gains, net of $5 million offset by an absence of favorable captive insurance reserve adjustments of $5 million. Selling, general and administrative expenses were lower primarily due to lower pension and other postretirement benefit costs of $22 million and a $3 million decrease in costs associated with business optimization initiatives, executive compensation and other productivity restructuring related expenses. Other (charges) gains, net were lower for the six months ended June 30, 2013 primarily due to the absence of $6 million in insurance recovery costs compared to the same period in 2012. These charges were offset in our Consumer Specialties segment.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2013, we have $19 million available for borrowing under our credit-linked revolving facility and $600 million available under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
On May 15, 2013, together with Mitsui & Co., Ltd., of Tokyo, Japan, we announced that we had signed an agreement to establish a joint venture for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at our Clear Lake facility. As a result, the total shared capital and expense investment in the facility is estimated to be $800 million. Our portion of the investment is estimated to be $300 million, in addition to previously invested assets at our Clear Lake facility. The planned methanol unit will have an annual capacity of 1.3 million tons and is expected to begin operations in mid-2015.
As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT") regulations discussed in Item 1A. Risk Factors in our 2012 Form 10-K, we will be required to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our facilities over the next two to three years. In October 2012, we received approval to proceed with replacing the coal-fired boilers at our Narrows, Virginia site with new, natural gas-fired boilers and construction began during the first half of 2013. We anticipate the project will be completed in mid-2015. Our total investment is estimated at over $150 million.
In June 2011, we announced our plans to modify and enhance our existing integrated acetyl facility at the Nanjing Chemical Industrial Park with our TCX® advanced technology. The 275,000 ton per year unit is mechanically complete and we expect to be fully operational later this year. We are also considering constructing one, possibly two, additional industrial ethanol complexes in China, following necessary approvals, utilizing Celanese TCX® ethanol process technology to help supply applications for the growing Asia region.
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
Cash Flows
Cash and cash equivalents increased $148 million to $1,107 million as of June 30, 2013 compared to December 31, 2012. As of June 30, 2013, $706 million of the $1,107 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.

•	Net Cash Provided by Operating Activities
Cash flow provided by operations decreased $26 million for the six months ended June 30, 2013 compared to the same period in 2012, with operating cash inflows decreasing from $402 million to $376 million. Cash flow provided by operations for the six months ended June 30, 2013 decreased primarily as a result of the absence of a $75 million cash dividend received from our Polyplastics Company Ltd. strategic affiliate and a change in the timing of cash dividends received from our China Acetate ventures. In the prior year, our China Acetate ventures paid an annual cash dividend of $83 million during the six months ended June 30, 2012, while cash dividends received from our China Acetate ventures during the six months ended June 30, 2013 were $47 million and are being paid quarterly in 2013. The decrease in cash provided by operations was partially offset by a $72 million reduction in pension plan and other postretirement benefit plan contributions made during the six months ended June 30, 2013 compared to the same period in 2012.
Trade working capital is calculated as follows:

	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012	As of December 31, 2011
	(unaudited)
	(In $ millions)
Trade receivables, net	929	827	957	871
Inventories	738	711	726	712
Trade payables - third party and affiliates	(716)	(649)	(688)	(673)
Trade working capital	951	889	995	910

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $106 million for the six months ended June 30, 2013 compared to the same period in 2012, with cash outflows decreasing from $283 million to $177 million. During the six months ended June 30, 2013, capital expenditures relating to the relocation and expansion of our polyacetal ("POM") production facility in Frankfurt Hoechst Industrial Park, Germany amounted to $6 million, $29 million less than in the same period in 2012.
Cash outflows for capital expenditures, excluding capital expenditures relating to our German POM facility, were $149 million for the six months ended June 30, 2013, $34 million lower than during the same period in 2012. Capital expenditures for the six months ended June 30, 2013 are primarily related to capacity expansions, major investments to reduce future operating costs and environmental and health and safety initiatives. Acquisitions, net of cash acquired, decreased by $23 million with no acquisitions in the six months ended June 30, 2013. In 2012, we acquired certain assets from Ashland Inc.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $53 million for the six months ended June 30, 2013 compared to the same period in 2012. The change in cash used in financing activities is primarily due to a reduction in proceeds from stock option exercises of $52 million and higher common stock dividends of $7 million offset by a $10 million reduction in net repayments on short-term borrowings and long-term debt.
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
The 4.625% Notes were issued under an indenture, dated May 6, 2011, as amended by a second supplemental indenture, dated November 13, 2012 (the "Second Supplemental Indenture"), among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 4.625% Notes on March 15 and September 15 of each year which commenced on March 15, 2013. Prior to November 15, 2022, Celanese US may redeem some or all of the 4.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Second Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 4.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the "5.875% Notes") in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the "First Supplemental Indenture"), among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year which commenced on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the First Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
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

The Indenture, the First Supplemental Indenture and the Second Supplemental Indenture contain covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

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
On April 25, 2013, Celanese US reduced the Total Unutilized Credit Linked Commitment (as defined in the Amended Credit Agreement) for the credit-linked revolving facility terminating in 2014 to $200 million. We are currently evaluating alternative solutions in response to the upcoming termination of the credit-linked revolving facility in 2014.
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
Our amended first lien senior secured leverage ratios and the borrowing capacity under the revolving credit facility are as follows:

	As of June 30, 2013
	First Lien Senior Secured Leverage Ratio
	Maximum	Estimate	Estimate, If Fully Drawn	Borrowing Capacity
	(unaudited)
				(In $ millions)
Revolving credit facility	3.90	1.00	1.55	600
The balances available for borrowing are as follows:

As of June 30, 2013
(unaudited)
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	100
Letters of credit issued	81
Available for borrowing	19
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
We are in compliance with all of the covenants related to our debt agreements as of June 30, 2013.
In anticipation of our change in pension accounting policy, in January 2013, the Company entered into a non-material amendment to the Amended Credit Agreement with the effect that certain computations for covenant compliance purposes will be evaluated as if the change in pension accounting policy had not occurred. The amendment also modified the Amended Credit Agreement in other, non-material respects.
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
Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(unaudited)
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of June 30, 2013	893
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Three Months Ended June 30,			Total From February 2008 Through June 30, 2013
	2013		2012
	(unaudited)
Shares repurchased	137,692	(1)	636,710	13,280,219	(2)
Average purchase price per share	$46.24		$45.09	$38.23
Amount spent on repurchased shares (in millions)	$6		$28	$507
______________________________

(1)
Excludes 6,021 shares withheld from employee to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock is considered outstanding at the time of issuance and therefore, the shares withheld are treated as treasury shares.

(2)
Excludes 11,844 shares withheld from employee to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock is considered outstanding at the time of issuance and therefore, the shares withheld are treated as treasury shares.

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
We describe our significant accounting policies in Note 2, Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our April 2013 Form 8-K. We discuss our critical accounting policies and estimates in the MD&A of our 2012 Form 10-K.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15

(b) as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2013, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
(unaudited)
April 1-30, 2013	67,355	(1)	$44.55	61,290	$389,000,000
May 1-31, 2013	30,492		$49.20	30,492	$388,000,000
June 1-30, 2013	45,910		$46.23	45,910	$386,000,000
Total	143,757			137,692
______________________________

(1)	Includes 6,065 shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of June 30, 2013	893
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2**	Third Amended and Restated By-laws, effective as of October 23, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*     Filed herewith
** Refiled herewith solely for the purpose of complying with Item 10(d) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	July 19, 2013

By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Senior Vice President and
Chief Financial Officer

	Date:	July 19, 2013