Form 10-Q
period 2013-09-30
Celanese Corp
filed 2013-10-21
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of October 15, 2013 was 157,672,305.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended September 30, 2013

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)
	(In $ millions, except share and per share data)
Net sales	1,636	1,609	4,894	4,917
Cost of sales	(1,290)	(1,281)	(3,896)	(3,980)
Gross profit	346	328	998	937
Selling, general and administrative expenses	(97)	(113)	(316)	(354)
Amortization of intangible assets	(6)	(12)	(26)	(38)
Research and development expenses	(24)	(23)	(73)	(73)
Other (charges) gains, net	(4)	2	(11)	(1)
Foreign exchange gain (loss), net	(2)	(4)	(5)	(4)
Gain (loss) on disposition of businesses and assets, net	(2)	(2)	(3)	(2)
Operating profit (loss)	211	176	564	465
Equity in net earnings (loss) of affiliates	41	50	150	163
Interest expense	(43)	(44)	(130)	(134)
Refinancing expense	(1)	—	(1)	—
Interest income	—	—	1	1
Dividend income - cost investments	22	1	69	85
Other income (expense), net	(2)	3	1	4
Earnings (loss) from continuing operations before tax	228	186	654	584
Income tax (provision) benefit	(57)	(57)	(209)	(41)
Earnings (loss) from continuing operations	171	129	445	543
Earnings (loss) from operation of discontinued operations	1	(3)	3	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	1	(1)	1
Earnings (loss) from discontinued operations	1	(2)	2	(2)
Net earnings (loss)	172	127	447	541
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	172	127	447	541
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	171	129	445	543
Earnings (loss) from discontinued operations	1	(2)	2	(2)
Net earnings (loss)	172	127	447	541
Earnings (loss) per common share - basic
Continuing operations	1.08	0.81	2.80	3.43
Discontinued operations	0.01	(0.01)	0.01	(0.01)
Net earnings (loss) - basic	1.09	0.80	2.81	3.42
Earnings (loss) per common share - diluted
Continuing operations	1.07	0.80	2.79	3.40
Discontinued operations	0.01	(0.01)	0.01	(0.01)
Net earnings (loss) - diluted	1.08	0.79	2.80	3.39
Weighted average shares - basic	158,501,075	159,158,280	159,282,314	157,970,535
Weighted average shares - diluted	159,095,531	160,129,376	159,846,593	159,678,638

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)
	(In $ millions)
Net earnings (loss)	172	127	447	541
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	—	1	—
Foreign currency translation	42	28	37	4
Gain (loss) on interest rate swaps	1	(2)	4	(1)
Pension and postretirement benefits	—	—	—	(6)
Total other comprehensive income (loss), net of tax	44	26	42	(3)
Total comprehensive income (loss), net of tax	216	153	489	538
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	216	153	489	538

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2013	As of December 31, 2012
		As Adjusted (Note 1)
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,100	959
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2013: $11; 2012: $9)	949	827
Non-trade receivables, net	293	209
Inventories	753	711
Deferred income taxes	50	49
Marketable securities, at fair value	44	53
Other assets	39	31
Total current assets	3,228	2,839
Investments in affiliates	857	800
Property, plant and equipment (net of accumulated depreciation - 2013: $1,665; 2012: $1,506)	3,391	3,350
Deferred income taxes	604	606
Other assets	498	463
Goodwill	787	777
Intangible assets, net	147	165
Total assets	9,512	9,000
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	224	168
Trade payables - third party and affiliates	739	649
Other liabilities	457	475
Deferred income taxes	25	25
Income taxes payable	152	38
Total current liabilities	1,597	1,355
Long-term debt	2,870	2,930
Deferred income taxes	61	50
Uncertain tax positions	203	181
Benefit obligations	1,546	1,602
Other liabilities	1,151	1,152
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2013 and 2012: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2013: 183,781,497 issued and 157,692,320 outstanding; 2012: 183,629,237 issued and 159,642,401 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2013 and 2012: 0 issued and outstanding)	—	—
Treasury stock, at cost (2013: 26,089,177 shares; 2012: 23,986,836 shares)	(1,007)	(905)
Additional paid-in capital	753	731
Retained earnings	2,385	1,993
Accumulated other comprehensive income (loss), net	(47)	(89)
Total Celanese Corporation stockholders’ equity	2,084	1,730
Noncontrolling interests	—	—
Total equity	2,084	1,730
Total liabilities and equity	9,512	9,000

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Nine Months Ended September 30, 2013
	Shares	Amount
		As Adjusted (Note 1)
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	159,642,401	—
Stock option exercises	128,791	—
Purchases of treasury stock	(2,102,341)	—
Stock awards	23,469	—
Balance as of the end of the period	157,692,320	—
Treasury Stock
Balance as of the beginning of the period	23,986,836	(905)
Purchases of treasury stock, including related fees	2,102,341	(102)
Balance as of the end of the period	26,089,177	(1,007)
Additional Paid-In Capital
Balance as of the beginning of the period		731
Stock-based compensation, net of tax		19
Stock option exercises, net of tax		3
Balance as of the end of the period		753
Retained Earnings
Balance as of the beginning of the period		1,993
Net earnings (loss) attributable to Celanese Corporation		447
Series A common stock dividends		(55)
Balance as of the end of the period		2,385
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(89)
Other comprehensive income (loss), net of tax		42
Balance as of the end of the period		(47)
Total Celanese Corporation stockholders’ equity		2,084
Noncontrolling Interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		—
Balance as of the end of the period		—
Total equity		2,084

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
		As Adjusted (Note 1)
	(In $ millions)
Operating Activities
Net earnings (loss)	447	541
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(8)	(13)
Depreciation, amortization and accretion	238	236
Pension and postretirement benefit expense	(16)	7
Pension and postretirement contributions	(49)	(151)
Deferred income taxes, net	7	(87)
(Gain) loss on disposition of businesses and assets, net	2	2
Refinancing expense	1	—
Other, net	(23)	85
Operating cash provided by (used in) discontinued operations	(5)	—
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(113)	(62)
Inventories	(34)	1
Other assets	(82)	15
Trade payables - third party and affiliates	100	58
Other liabilities	143	29
Net cash provided by (used in) operating activities	608	661
Investing Activities
Capital expenditures on property, plant and equipment	(259)	(270)
Acquisitions, net of cash acquired	—	(23)
Proceeds from sale of businesses and assets, net	13	1
Capital expenditures related to Kelsterbach plant relocation	(6)	(43)
Other, net	(38)	(62)
Net cash provided by (used in) investing activities	(290)	(397)
Financing Activities
Short-term borrowings (repayments), net	(12)	(7)
Proceeds from short-term debt	154	50
Repayments of short-term debt	(51)	(50)
Proceeds from long-term debt	74	—
Repayments of long-term debt	(192)	(32)
Refinancing costs	(2)	—
Purchases of treasury stock, including related fees	(102)	(37)
Stock option exercises	3	58
Series A common stock dividends	(55)	(31)
Other, net	—	28
Net cash provided by (used in) financing activities	(183)	(21)
Exchange rate effects on cash and cash equivalents	6	3
Net increase (decrease) in cash and cash equivalents	141	246
Cash and cash equivalents as of beginning of period	959	682
Cash and cash equivalents as of end of period	1,100	928

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
In conjunction with the Company's focus on the Celanese brand, the names of the Company's reporting units have changed to engineered materials (formerly Advanced Engineered Materials), cellulose derivatives (formerly Acetate Products), food ingredients (formerly Nutrinova), emulsion polymers (formerly Emulsions), EVA polymers (formerly EVA Performance Polymers) and intermediate chemistry (formerly Acetyl Intermediates). There has been no change to the names or composition of the Company's business segments.
Definitions
In this Quarterly Report on Form 10-Q ("Quarterly Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term "Celanese US" refers to the Company’s subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.
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

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statement of operations is as follows:

	Three Months Ended September 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions, except per share data)
Cost of sales	(1,285)	4	(1,281)
Gross profit	324	4	328
Selling, general and administrative expenses	(121)	8	(113)
Research and development expenses	(24)	1	(23)
Operating profit (loss)	163	13	176
Earnings (loss) from continuing operations before tax	173	13	186
Income tax (provision) benefit	(54)	(3)	(57)
Earnings (loss) from continuing operations	119	10	129
Net earnings (loss)	117	10	127
Net earnings (loss) attributable to Celanese Corporation	117	10	127
Earnings (loss) per common share - basic
Continuing operations	0.75	0.06	0.81
Discontinued operations	(0.01)	—	(0.01)
Net earnings (loss) - basic	0.74	0.06	0.80
Earnings (loss) per common share - diluted
Continuing operations	0.74	0.06	0.80
Discontinued operations	(0.01)	—	(0.01)
Net earnings (loss) - diluted	0.73	0.06	0.79

	Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions, except per share data)
Cost of sales	(3,992)	12	(3,980)
Gross profit	925	12	937
Selling, general and administrative expenses	(379)	25	(354)
Research and development expenses	(76)	3	(73)
Operating profit (loss)	425	40	465
Earnings (loss) from continuing operations before tax	544	40	584
Income tax (provision) benefit	(32)	(9)	(41)
Earnings (loss) from continuing operations	512	31	543
Net earnings (loss)	510	31	541
Net earnings (loss) attributable to Celanese Corporation	510	31	541
Earnings (loss) per common share - basic
Continuing operations	3.24	0.19	3.43
Discontinued operations	(0.01)	—	(0.01)
Net earnings (loss) - basic	3.23	0.19	3.42
Earnings (loss) per common share - diluted
Continuing operations	3.21	0.19	3.40
Discontinued operations	(0.01)	—	(0.01)
Net earnings (loss) - diluted	3.20	0.19	3.39

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statement of comprehensive income (loss) is as follows:

	Three Months Ended September 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Net earnings (loss)	117	10	127
Pension and postretirement benefits	10	(10)	—
Total other comprehensive income (loss), net of tax	36	(10)	26
Total comprehensive income (loss), net of tax	153	—	153
Comprehensive income (loss) attributable to Celanese Corporation	153	—	153

	Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Net earnings (loss)	510	31	541
Pension and postretirement benefits	25	(31)	(6)
Total other comprehensive income (loss), net of tax	28	(31)	(3)
Total comprehensive income (loss), net of tax	538	—	538
Comprehensive income (loss) attributable to Celanese Corporation	538	—	538
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
The retrospective effect of the change in accounting policy for pension and other postretirement benefits to operating activities in the consolidated statement of cash flows is as follows:

	Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Net earnings (loss)	510	31	541
Pension and postretirement benefit expense	—	7	7
Pension and postretirement contributions	—	(151)	(151)
Deferred income taxes, net	(96)	9	(87)
Other liabilities	(75)	104	29

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the business segment financial information (Note 18) is as follows:

	Three Months Ended September 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Operating Profit (Loss)
Advanced Engineered Materials	43	1	44
Consumer Specialties	70	2	72
Industrial Specialties	23	2	25
Acetyl Intermediates	62	1	63
Other Activities	(35)	7	(28)
Total	163	13	176

	Nine Months Ended September 30, 2012
	As Previously Reported	Effect of Change	As Adjusted
	(In $ millions)
Operating Profit (Loss)
Advanced Engineered Materials	85	6	91
Consumer Specialties	184	5	189
Industrial Specialties	76	4	80
Acetyl Intermediates	199	4	203
Other Activities	(119)	21	(98)
Total	425	40	465
2. Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position or cash flows.
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
3. Acquisitions, Dispositions, Ventures and Plant Closures
Acquisitions
In January 2012, the Company completed the acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, to support the strategic growth of the Company's emulsion polymers business. The acquired operations are included in the Industrial Specialties segment. Pro forma financial information since the acquisition date has not been provided as the acquisition did not have a material impact on the Company’s financial information.
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
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Mutual Funds
Amortized cost	44	53
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	44	53
See Note 16, Fair Value Measurements, for additional information regarding the fair value of the Company's marketable securities.
5. Inventories

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Finished goods	560	514
Work-in-process	51	42
Raw materials and supplies	142	155
Total	753	711
6. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2012
Goodwill	297	249	42	189	777
Accumulated impairment losses	—	—	—	—	—
Net book value	297	249	42	189	777
Exchange rate changes	3	2	—	5	10
As of September 30, 2013
Goodwill	300	251	42	194	787
Accumulated impairment losses	—	—	—	—	—
Net book value	300	251	42	194	787
The Company assesses the recoverability of the carrying value of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2013 as the estimated fair value for each of the Company's reporting units exceeded the carrying value of the underlying assets by a substantial margin.

Intangible Assets, Net
Finite-lived intangibles are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2012	32	525	30	32	619
Acquisitions	—	—	—	7	7	(1)
Exchange rate changes	1	10	—	—	11
As of September 30, 2013	33	535	30	39	637
Accumulated Amortization
As of December 31, 2012	(16)	(480)	(17)	(23)	(536)
Amortization	(3)	(19)	(2)	(2)	(26)
Exchange rate changes	—	(10)	—	—	(10)
As of September 30, 2013	(19)	(509)	(19)	(25)	(572)
Net book value	14	26	11	14	65
______________________________

(1)	Weighted average amortization period is 29 years.
Indefinite-lived intangibles are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2012	82
Acquisitions	—
Accumulated impairment losses	(1)
Exchange rate changes	1
As of September 30, 2013	82
The Company assesses the recoverability of the carrying value of its indefinite-lived intangible assets annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
Management assesses indefinite-lived intangible assets for impairment either qualitatively or by utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in Company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant discount rate and low long-term growth rates.
If the calculated fair value as described above is less than the current carrying value, impairment of the indefinite-lived intangible asset may exist. In connection with the Company’s annual indefinite-lived intangible assets impairment assessment, the Company recorded an impairment loss of $1 million in Other charges (gains), net (Note 13) to write-off the total net book value of a trademark included in the Industrial Specialties segment. Other than this trademark, the estimated fair value for each of the Company's other indefinite-lived intangible assets exceeded the carrying value of the underlying asset by a substantial margin.

Specific assumptions, including discount rates, royalty rates, sales projections and terminal value rates, were updated at the date of the assessment to consider current industry and Company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to the Company’s assumptions. To the extent market changes result in adjusted assumptions, impairment losses may occur in future periods.
The Company's trademarks and trade names have an indefinite life. For the nine months ended September 30, 2013, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2014	20
2015	11
2016	8
2017	7
2018	4
7. Current Other Liabilities

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Salaries and benefits	97	74
Environmental (Note 11)	24	21
Restructuring (Note 13)	19	30
Insurance	13	15
Asset retirement obligations	23	38
Derivatives (Note 15)	15	23
Current portion of benefit obligations	47	47
Interest	32	23
Sales and use tax/foreign withholding tax payable	17	17
Uncertain tax positions	63	65
Customer rebates	37	44
Other	70	78
Total	457	475

8. Noncurrent Other Liabilities

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Environmental (Note 11)	67	78
Insurance	53	58
Deferred revenue	30	36
Deferred proceeds(1)	930	909
Asset retirement obligations	22	26
Derivatives (Note 15)	3	8
Income taxes payable	2	2
Other	44	35
Total	1,151	1,152
______________________________

(1)
Primarily relates to proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to cease operations and sell its Kelsterbach, Germany manufacturing site, included in the Advanced Engineered Materials segment. Such proceeds will be deferred until the land and buildings transfer to the Frankfurt, Germany Airport (Note 20).

9. Debt

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	23	60
Short-term borrowings, including amounts due to affiliates	101	108
Accounts receivable securitization facility	100	—
Total	224	168
The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates, was 4.4% as of September 30, 2013 compared to 4.0% as of December 31, 2012. The weighted average interest rate on the accounts receivable securitization facility was 0.9% as of September 30, 2013.

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C loan due 2016	—	977
Senior credit facilities - Term C-2 loan due 2016	976	—
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Credit-linked revolving facility due 2014, interest rate of 1.7%	—	50
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	182
Obligations under capital leases due at various dates through 2054	248	244
Other bank obligations	—	37
Subtotal	2,893	2,990
Current installments of long-term debt	(23)	(60)
Total	2,870	2,930
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
Senior Credit Facilities
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated as of April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the 2010 amendment agreement, the "2010 Amended Credit Agreement"). The 2010 Amended Credit Agreement consisted of the Term C loan facility due 2016, the Term B loan facility due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US prepaid its outstanding Term B loan facility under the 2010 Amended Credit Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
In November 2012, Celanese US prepaid $400 million of its outstanding Term C loan facility under the 2010 Amended Credit Agreement set to mature in 2016 using proceeds from the 4.625% Notes.
In anticipation of the Company's change in pension accounting policy (Note 1), in January 2013, the Company entered into a non-material amendment to the 2010 Amended Credit Agreement with the effect that certain computations for covenant compliance purposes will be evaluated as if the change in pension accounting policy had not occurred. The amendment also modified the 2010 Amended Credit Agreement in other, non-material respects.
On April 25, 2013, Celanese US reduced the Total Credit Linked Commitment (as defined in the 2010 Amended Credit Agreement) for the credit-linked revolving facility terminating in 2014 to $200 million, and on September 10, 2013 to $81 million.
On August 14, 2013, the Company entered into a non-material amendment to the 2010 Amended Credit Agreement to facilitate certain of the transactions contemplated by the Company's intentions to establish a joint venture for methanol production in Clear Lake, Texas and to make other non-material amendments.
On September 16, 2013, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding 2010 Amended Credit Agreement (as amended and restated by the 2013 amendment agreement, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a reduction in the interest rates payable in connection with certain borrowings and consists of the Term C-2 loan facility due 2016, the $600 million revolving credit facility terminating in 2015 and the $81 million credit-linked revolving facility terminating in 2014.
As a result of the Amended Credit Agreement, $1 million has been recorded as Refinancing expense in the unaudited interim consolidated statements of operations, which includes accelerated amortization of deferred financing costs and other refinancing expenses. In addition, the Company recorded deferred financing costs of $2 million, which are being amortized over the term of the Term C-2 loan facility. As of September 30, 2013, deferred financing costs of $28 million are included in noncurrent Other assets on the unaudited consolidated balance sheet.
As of September 30, 2013, the margin for borrowings under the Term C-2 loan facility was 2.0% above LIBOR (for US dollars) and 2.0% above the Euro Interbank Offered Rate ("EURIBOR") (for Euros), as applicable. As of September 30, 2013, the margin for borrowings under the revolving credit facility was 2.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the Company’s corporate credit ratings. Borrowings under the credit-linked revolving facility bear interest at a variable interest rate based on LIBOR, plus a margin which varies based on the Company's net leverage ratio.

The estimated net leverage ratio and margin are as follows:

	As of September 30, 2013
	Estimated Total Net Leverage Ratio	Estimated Margin
Credit-linked revolving facility	1.58	1.50%
The margin on the credit-linked revolving facility may increase or decrease 0.25% based on the following:

Total Net Leverage Ratio	Margin over LIBOR or EURIBOR
< = 2.25	1.50%
> 2.25	1.75%
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
The Company’s first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of September 30, 2013
Maximum	Estimate	Estimate, if Fully Drawn
3.90	0.99	1.53
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
The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2013.
Accounts Receivable Securitization Facility
On August 28, 2013, the Company entered into a $135 million US accounts receivable securitization facility pursuant to (i) a Purchase and Sale Agreement (the "Sale Agreement") among certain US subsidiaries of the Company (each an "Originator"), Celanese International Corporation ("CIC") and CE Receivables LLC, a newly formed, wholly-owned, "bankruptcy remote" special purpose subsidiary of an Originator (the "Transferor") and (ii) a Receivables Purchase Agreement (the "Purchase Agreement"), among CIC, as servicer, the Transferor, various third-party purchasers (collectively, the "Purchasers") and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (the "Administrator").
Under the Sale Agreement, each Originator will sell or contribute, on an ongoing basis, substantially all of its accounts receivable to the Transferor. Under the Purchase Agreement, the Transferor may obtain up to $135 million (in the form of cash and/or letters of credit for the benefit of the Company and its subsidiaries) from the Purchasers through the sale of undivided interests in certain US accounts receivable. The borrowing base of the accounts receivable securitization facility is subject to downward adjustment based on the evaluation of eligible accounts receivables pursuant to the Purchase Agreement. As of September 30, 2013, the borrowing base was $131 million.
The Purchase Agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. The Company accounts for the securitization facility as secured borrowings, and the accounts receivables sold pursuant to the facility are included in the unaudited consolidated balance sheet as Trade receivables - third party and affiliates. Borrowings under this facility are classified as short-term borrowings in the unaudited consolidated balance sheet. Once sold to the Transferor, the accounts receivable are legally separate and distinct from the other assets of the Company and are not available to the Company's creditors should the Company become insolvent. All of the Transferor's assets have been pledged to the Administrator in support of its obligations under the Purchase Agreement.
On September 10, 2013, Celanese US prepaid $100 million of borrowings outstanding under the credit-linked revolving facility set to mature in 2014 using funds drawn under the accounts receivable securitization facility. As of September 30, 2013, the outstanding amount of accounts receivable transferred by the Originators to the Transferor was $193 million.
The Company's balances available for borrowing are as follows:

As of September 30, 2013
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	—
Letters of credit issued	80
Available for borrowing	1
Accounts Receivable Securitization Facility
Borrowings outstanding	100
Letters of credit issued	—
Available for borrowing	31
10. Benefit Obligations
As discussed in Note 1, effective January 1, 2013, the Company elected to change its policy for recognizing actuarial gains and losses and changes in the fair value of plan assets for its defined benefit pension plans and other postretirement benefit plans.  This accounting change has been applied retrospectively to all periods presented.
The components of net periodic benefit costs are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)		As Adjusted (Note 1)		As Adjusted (Note 1)
	(In $ millions)				(In $ millions)
Service cost	9	7	—	—	26	21	2	1
Interest cost	39	42	3	3	116	127	8	9
Expected return on plan assets	(57)	(51)	—	—	(169)	(153)	—	—
Amortization of prior service cost (credit)	—	1	—	—	1	2	—	—
Total	(9)	(1)	3	3	(26)	(3)	10	10

Commitments to fund benefit obligations during 2013 are as follows:

	As of September 30, 2013	Total Expected 2013
	(In $ millions)
Cash contributions to defined benefit pension plans	22	30
Benefit payments to nonqualified pension plans	16	22
Benefit payments to other postretirement benefit plans	11	24
The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $5 million for the nine months ended September 30, 2013.
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
The components of environmental remediation reserves are as follows:

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Demerger obligations (Note 17)	27	31
Divestiture obligations (Note 17)	22	21
Active sites	24	28
US Superfund sites	13	15
Other environmental remediation reserves	5	4
Total	91	99
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
On July 25, 2013, the Company announced that its Board of Directors approved a 100% increase in the Company's quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.09 to $0.18 per share of Common Stock on a quarterly basis and $0.36 to $0.72 per share of Common Stock on an annual basis beginning in August 2013.

Treasury Stock
The Company’s Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of September 30, 2013	893
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Nine Months Ended September 30,			Total From February 2008 Through September 30, 2013
	2013		2012
Shares repurchased	2,096,320	(1)	853,388	15,238,847	(2)
Average purchase price per share	$48.58		$43.19	$39.58
Amount spent on repurchased shares (in millions)	$102		$37	$603
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

Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2013				2012
	Gross Amount		Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
					As Adjusted (Note 1)
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	(1)	—	1	—	—	—
Foreign currency translation	44		(2)	42	28	—	28
Gain (loss) on interest rate swaps	2	(2)	(1)	1	(2)	—	(2)
Pension and postretirement benefits	—		—	—	1	(1)	—
Total	47		(3)	44	27	(1)	26
______________________________

(1)	Amount includes $1 million of unrealized gains related to the Company's equity method investments' marketable securities.

(2)	Amount includes $1 million of gains associated with the Company's equity method investments' derivative activity.

	Nine Months Ended September 30,
	2013				2012
	Gross Amount		Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount
					As Adjusted (Note 1)
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	(1)	—	1	—		—	—
Foreign currency translation	41		(4)	37	4		—	4
Gain (loss) on interest rate swaps	7		(3)	4	(1)		—	(1)
Pension and postretirement benefits	—	(2)	—	—	—	(3)	(6)	(6)
Total	49		(7)	42	3		(6)	(3)
______________________________

(1)	Amount includes $1 million of unrealized gains related to the Company's equity method investments' marketable securities.

(2)	Amount includes amortization of actuarial losses of $1 million related to the Company's equity method investments' pension plans.

(3)	Amount includes amortization of actuarial losses of $2 million related to the Company's equity method investments' pension plans.

Adjustments to Accumulated other comprehensive income (loss) are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 4)	Foreign Currency Translation	Gain (Loss) on Interest Rate Swaps (Note 15)	Pension and Postretire- ment Benefits (Note 10)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2012 - As Adjusted (Note 1)	(1)	(23)	(50)	(15)	(89)
Other comprehensive income before reclassifications	1	41	(1)	—	41
Amounts reclassified from accumulated other comprehensive income	—	—	8	—	8
Income tax (provision) benefit	—	(4)	(3)	—	(7)
As of September 30, 2013	—	14	(46)	(15)	(47)
13. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In $ millions)
Employee termination benefits	—	(1)	(3)	(2)
Kelsterbach plant relocation (Note 20)	(2)	(3)	(6)	(5)
Plumbing actions	—	4	—	4
Asset impairments	(2)	—	(2)	—
Commercial disputes	—	2	—	2
Total	(4)	2	(11)	(1)
During the nine months ended September 30, 2013, the Company recorded $3 million of employee termination benefits related to a business optimization project which are included in the Industrial Specialties and Acetyl Intermediates segments.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2012	6	13	—	3	7	29
Additions	—	—	2	1	—	3
Cash payments	(2)	(7)	—	(2)	(2)	(13)
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	1	—	—	—	—	1
As of September 30, 2013	5	6	2	2	4	19
Plant/Office Closures
As of December 31, 2012	—	—	—	1	—	1
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	(1)	—	(1)
As of September 30, 2013	—	—	—	—	—	—
Total	5	6	2	2	4	19

14. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)
Effective income tax rate	25%	31%	32%	7%
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
On February 15, 2012, the Company amended its existing joint venture and other related agreements with its venture partner in Polyplastics Co., Ltd. ("Polyplastics"). The amended agreements ("Agreements"), among other items, modified certain dividend rights, resulting in a cash dividend payment to the Company of $72 million during the three months ended March 31, 2012. In addition, as a result of the Agreements, Polyplastics is required to pay certain annual dividends to the venture partners. Consequently, Polyplastics' undistributed earnings will no longer be invested indefinitely. Accordingly, the Company recognized a deferred tax liability of $38 million that was recorded to Income tax provision (benefit) in the unaudited interim consolidated statement of operations during the three months ended March 31, 2012, related to the taxable outside basis difference of its investment in Polyplastics.
The effective income tax rate for the nine months ended September 30, 2012 would have been 25% excluding the recognition of the above items. As compared to the nine months ended September 30, 2012, absent the effect of these events, the increase in the effective income tax rate for the nine months ended September 30, 2013 was primarily due to increased earnings in high income tax jurisdictions, losses in jurisdictions without income tax benefit and reassessment of the recoverability of deferred tax assets in certain jurisdictions. The rate for three months ended September 30, 2013 was favorably impacted by Mexico income tax refunds.
Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the nine months ended September 30, 2013, the Company's uncertain tax positions increased $15 million due to interest and changes in uncertain tax positions in certain jurisdictions, and increased $6 million due to exchange rate changes.
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

As of September 30, 2013
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
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Total	841	902
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
In addition, the Company occasionally enters into financial derivatives to hedge a component of a raw material or energy source. Typically, these types of transactions do not qualify for hedge accounting. These instruments are marked to market at each reporting period and gains (losses) are included in Cost of sales in the unaudited interim consolidated statements of operations. During the nine months ended September 30, 2013 and 2012, the Company did not have any open financial derivative contracts for commodities.

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	(2)	(1)	(3)	(2)	(6)	(4)	(2)
Derivatives Not Designated as Hedges
Interest rate swaps	—		—	(3)	—	—	(3)
Foreign currency forwards and swaps	—		(10)	(4)	—	(13)	(4)
Total	(2)		(13)		(6)	(17)
______________________________

(1)	Amount excludes $1 million of gains associated with the Company's equity method investments' derivative activity and $1 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(3)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(4)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	(1)	(1)	(8)	(2)	(12)	(11)	(2)
Derivatives Not Designated as Hedges
Interest rate swaps	—		—	(3)	—	—	(3)
Foreign currency forwards and swaps	—		(14)	(4)	—	—	(4)
Total	(1)		(22)		(12)	(11)
______________________________

(1)	Amount excludes $3 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(3)	Included in Interest expense in the unaudited interim consolidated statements of operations.

(4)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.
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

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Derivative Assets
Gross amount recognized	2	2
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	2	2
Gross amount not offset in the consolidated balance sheets	2	2
Net amount	—	—

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Derivative Liabilities
Gross amount recognized	19	32
Gross amount offset in the consolidated balance sheets	1	1
Net amount presented in the consolidated balance sheets	18	31
Gross amount not offset in the consolidated balance sheets	2	2
Net amount	16	29
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
Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In $ millions)
Mutual funds	Marketable securities, at fair value	44	—	44
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	2	2
Total assets as of September 30, 2013		44	2	46
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(7)	(7)
Interest rate swaps	Noncurrent Other liabilities	—	(3)	(3)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	(3)	(3)
Foreign currency forwards and swaps	Current Other liabilities	—	(5)	(5)
Total liabilities as of September 30, 2013		—	(18)	(18)

Mutual funds	Marketable securities, at fair value	53	—	53
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	2	2
Total assets as of December 31, 2012		53	2	55
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(10)	(10)
Interest rate swaps	Noncurrent Other liabilities	—	(7)	(7)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	(5)	(5)
Interest rate swaps	Noncurrent Other liabilities	—	(1)	(1)
Foreign currency forwards and swaps	Current Other liabilities	—	(8)	(8)
Total liabilities as of December 31, 2012		—	(31)	(31)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In $ millions)
As of September 30, 2013
Cost investments	147	—	—	—
Insurance contracts in nonqualified trusts	62	62	—	62
Long-term debt, including current installments of long-term debt	2,893	2,706	248	2,954
As of December 31, 2012
Cost investments	156	—	—	—
Insurance contracts in nonqualified trusts	66	66	—	66
Long-term debt, including current installments of long-term debt	2,990	2,886	244	3,130
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
As of September 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
Commercial Actions
In June 2012, Linde Gas Singapore Pte. Ltd. ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. The Company filed its answer in August 2012. Linde Gas is seeking damages in the amount of $38 million for the period ended December 31, 2012, in addition to other unspecified damages. The Company believes that Linde Gas' claims lack merit and that the Company has complied with the contract terms and is vigorously defending the matter. Based on the Company's evaluation of currently available information, the Company does not believe the Possible Loss is material. The arbitral panel has bifurcated the case into a liability and damages phase. The hearing for all liability issues took place in June 2013 and a ruling from the arbitral panel is expected during the three months ending December 31, 2013, with a hearing for damages issues thereafter, if necessary.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2013 are $63 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $133 million as of September 30, 2013. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2013, the Company had unconditional purchase obligations of $3.7 billion which extend through 2034.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities ("VIEs") as of September 30, 2013 relates primarily to early contract termination fees.
The Company's carrying value of assets and liabilities associated with its obligations to VIEs, as well as the maximum exposure to loss relating to these VIEs are as follows:

	As of September 30, 2013	As of December 31, 2012
	(In $ millions)
Property, plant and equipment, net	113	118

Trade payables	50	41
Current installments of long-term debt	8	7
Long-term debt	137	140
Total	195	188

Maximum exposure to loss	315	273
The difference between the total obligations to VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the unconditional purchase obligations discussed above.

18. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended September 30, 2013
Net sales	346	310	(1)	299	795	(1)	—	(114)	1,636
Other (charges) gains, net	(2)	—		(1)	(1)		—	—	(4)
Operating profit (loss)	48	85		24	67		(13)	—	211
Equity in net earnings (loss) of affiliates	30	—		—	3		8	—	41
Depreciation and amortization	27	10		13	22		4	—	76
Capital expenditures	14	33		8	45		2	—	102	(2)
	Three Months Ended September 30, 2012 - As Adjusted (Note 1)
Net sales	322	314	(1)	297	785	(1)	—	(109)	1,609
Other (charges) gains, net	1	(1)		—	1		1	—	2
Operating profit (loss)	44	72		25	63		(28)	—	176
Equity in net earnings (loss) of affiliates	45	—		—	—		5	—	50
Depreciation and amortization	29	13		13	20		3	—	78
Capital expenditures	11	14		9	47		2	—	83	(2)
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $114 million and $0 million, respectively, for the three months ended September 30, 2013 and $109 million and $0 million, respectively, for the three months ended September 30, 2012.

(2)
Excludes expenditures related to the relocation of the Company’s polyacetal ("POM") operations in Germany (Note 20) and includes a decrease in accrued capital expenditures of $8 million and $4 million for the three months ended September 30, 2013 and 2012, respectively.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2013
Net sales	1,027	919	(1)	882	2,412	(1)	—	(346)	4,894
Other (charges) gains, net	(6)	—		(3)	(2)		—	—	(11)
Operating profit (loss)	123	246		57	197		(59)	—	564
Equity in net earnings (loss) of affiliates	115	3		—	7		25	—	150
Depreciation and amortization	83	30		37	65		12	—	227
Capital expenditures	35	76		19	116		6	—	252	(2)
	As of September 30, 2013
Goodwill and intangibles, net	366	276		60	232		—	—	934
Total assets	2,794	1,409		1,032	2,350		1,927	—	9,512
	Nine Months Ended September 30, 2012 - As Adjusted (Note 1)
Net sales	962	905	(1)	933	2,458	(1)	—	(341)	4,917
Other (charges) gains, net	(1)	2		—	2		(4)	—	(1)
Operating profit (loss)	91	189		80	203		(98)	—	465
Equity in net earnings (loss) of affiliates	143	2		—	3		15	—	163
Depreciation and amortization	84	33		41	59		10	—	227
Capital expenditures	28	48		25	122		13	—	236	(2)
	As of December 31, 2012
Goodwill and intangibles, net	372	276		65	229		—	—	942
Total assets	2,703	1,296		963	2,238		1,800	—	9,000
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $342 million and $4 million, respectively, for the nine months ended September 30, 2013 and $338 million and $3 million, respectively, for the nine months ended September 30, 2012.

(2)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany (Note 20) and includes a decrease in accrued capital expenditures of $7 million and $34 million for the nine months ended September 30, 2013 and 2012, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		As Adjusted (Note 1)		As Adjusted (Note 1)
	(In $ millions, except share and per share data)
Amounts Attributable to Celanese Corporation
Earnings (loss) from continuing operations	171	129	445	543
Earnings (loss) from discontinued operations	1	(2)	2	(2)
Net earnings (loss)	172	127	447	541

Weighted average shares - basic	158,501,075	159,158,280	159,282,314	157,970,535
Dilutive stock options	230,110	292,661	229,920	1,054,012
Dilutive restricted stock units	364,346	678,435	334,359	654,091
Weighted average shares - diluted	159,095,531	160,129,376	159,846,593	159,678,638
Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	38,140	30,032	94,631	15,016
Restricted stock units	—	92	—	5,328
Total	38,140	30,124	94,631	20,344
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

A summary of the financial statement impact associated with the Kelsterbach plant relocation is as follows:

	Nine Months Ended September 30,		Total From Inception Through September 30, 2013
	2013	2012
	(In $ millions)
Deferred proceeds (1)	—	—	907
Costs expensed	6	5	119
Costs capitalized (2)	4	30	1,131
Lease buyout	—	—	22
Employee termination benefits	—	—	8
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

(2)	Includes a decrease in accrued capital expenditures of $2 million and $13 million for the nine months ended September 30, 2013 and 2012, respectively.
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
For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flow for the nine months ended September 30, 2013 and 2012 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows. Previously, the Company presented such activity within the category where the ultimate use of cash to third parties was presented in the consolidated statements of cash flow. Prior amounts have been revised to conform to the current presentation.
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

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	709	1,250	(323)	1,636
Cost of sales	—	—	(477)	(1,136)	323	(1,290)
Gross profit	—	—	232	114	—	346
Selling, general and administrative expenses	—	—	(18)	(79)	—	(97)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(17)	(7)	—	(24)
Other (charges) gains, net	—	—	(1)	(3)	—	(4)
Foreign exchange gain (loss), net	—	—	—	(2)	—	(2)
Gain (loss) on disposition of businesses and assets, net	—	—	—	(2)	—	(2)
Operating profit (loss)	—	—	194	17	—	211
Equity in net earnings (loss) of affiliates	172	200	35	30	(396)	41
Interest expense	—	(48)	(8)	(19)	32	(43)
Refinancing expense	—	(1)	—	—	—	(1)
Interest income	—	14	17	1	(32)	—
Dividend income - cost investments	—	—	—	22	—	22
Other income (expense), net	—	—	—	(2)	—	(2)
Earnings (loss) from continuing operations before tax	172	165	238	49	(396)	228
Income tax (provision) benefit	—	7	(63)	(1)	—	(57)
Earnings (loss) from continuing operations	172	172	175	48	(396)	171
Earnings (loss) from operation of discontinued operations	—	—	1	—	—	1
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	1	—	—	1
Net earnings (loss)	172	172	176	48	(396)	172
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	172	172	176	48	(396)	172

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net sales	—	—	670	1,196	(257)	1,609
Cost of sales	—	—	(467)	(1,079)	265	(1,281)
Gross profit	—	—	203	117	8	328
Selling, general and administrative expenses	—	—	(34)	(79)	—	(113)
Amortization of intangible assets	—	—	(4)	(8)	—	(12)
Research and development expenses	—	—	(16)	(7)	—	(23)
Other (charges) gains, net	—	—	6	(4)	—	2
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(1)	—	(2)
Operating profit (loss)	—	—	154	14	8	176
Equity in net earnings (loss) of affiliates	126	151	44	37	(308)	50
Interest expense	—	(48)	(10)	(18)	32	(44)
Refinancing expense	—	—	—	—	—	—
Interest income	—	14	16	2	(32)	—
Dividend income - cost investments	—	—	—	1	—	1
Other income (expense), net	—	(1)	—	4	—	3
Earnings (loss) from continuing operations before tax	126	116	204	40	(300)	186
Income tax (provision) benefit	1	10	(58)	(8)	(2)	(57)
Earnings (loss) from continuing operations	127	126	146	32	(302)	129
Earnings (loss) from operation of discontinued operations	—	—	(2)	(1)	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(1)	(1)	—	(2)
Net earnings (loss)	127	126	145	31	(302)	127
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	127	126	145	31	(302)	127

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,121	3,699	(926)	4,894
Cost of sales	—	—	(1,455)	(3,369)	928	(3,896)
Gross profit	—	—	666	330	2	998
Selling, general and administrative expenses	—	—	(65)	(251)	—	(316)
Amortization of intangible assets	—	—	(9)	(17)	—	(26)
Research and development expenses	—	—	(48)	(25)	—	(73)
Other (charges) gains, net	—	—	3	(10)	(4)	(11)
Foreign exchange gain (loss), net	—	—	—	(5)	—	(5)
Gain (loss) on disposition of businesses and assets, net	—	—	—	(3)	—	(3)
Operating profit (loss)	—	—	547	19	(2)	564
Equity in net earnings (loss) of affiliates	443	528	117	124	(1,062)	150
Interest expense	—	(144)	(27)	(51)	92	(130)
Refinancing expense	—	(1)	—	—	—	(1)
Interest income	—	41	48	4	(92)	1
Dividend income - cost investments	—	—	—	69	—	69
Other income (expense), net	—	—	—	1	—	1
Earnings (loss) from continuing operations before tax	443	424	685	166	(1,064)	654
Income tax (provision) benefit	4	19	(176)	(56)	—	(209)
Earnings (loss) from continuing operations	447	443	509	110	(1,064)	445
Earnings (loss) from operation of discontinued operations	—	—	3	—	—	3
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	2	—	—	2
Net earnings (loss)	447	443	511	110	(1,064)	447
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	447	443	511	110	(1,064)	447

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net sales	—	—	2,044	3,684	(811)	4,917
Cost of sales	—	—	(1,462)	(3,339)	821	(3,980)
Gross profit	—	—	582	345	10	937
Selling, general and administrative expenses	—	—	(112)	(242)	—	(354)
Amortization of intangible assets	—	—	(13)	(25)	—	(38)
Research and development expenses	—	—	(48)	(25)	—	(73)
Other (charges) gains, net	—	—	13	(8)	(6)	(1)
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(1)	—	(2)
Operating profit (loss)	—	—	421	40	4	465
Equity in net earnings (loss) of affiliates	539	608	134	128	(1,246)	163
Interest expense	—	(144)	(31)	(55)	96	(134)
Refinancing expense	—	—	—	—	—	—
Interest income	—	44	48	5	(96)	1
Dividend income - cost investments	—	—	—	85	—	85
Other income (expense), net	—	—	—	4	—	4
Earnings (loss) from continuing operations before tax	539	508	572	207	(1,242)	584
Income tax (provision) benefit	2	31	(42)	(31)	(1)	(41)
Earnings (loss) from continuing operations	541	539	530	176	(1,243)	543
Earnings (loss) from operation of discontinued operations	—	—	(2)	(1)	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(1)	(1)	—	(2)
Net earnings (loss)	541	539	529	175	(1,243)	541
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	541	539	529	175	(1,243)	541

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	172	172	176	48	(396)	172
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	—	(2)	1
Foreign currency translation	42	42	1	(4)	(39)	42
Gain (loss) on interest rate swaps	1	1	1	—	(2)	1
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	44	44	3	(4)	(43)	44
Total comprehensive income (loss), net of tax	216	216	179	44	(439)	216
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	216	216	179	44	(439)	216

	Three Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net earnings (loss)	127	126	145	31	(302)	127
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	28	28	(5)	(1)	(22)	28
Gain (loss) on interest rate swaps	(2)	(2)	—	—	2	(2)
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	26	26	(5)	(1)	(20)	26
Total comprehensive income (loss), net of tax	153	152	140	30	(322)	153
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	153	152	140	30	(322)	153

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	447	443	511	110	(1,064)	447
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	—	(2)	1
Foreign currency translation	37	37	4	(2)	(39)	37
Gain (loss) on interest rate swaps	4	4	—	—	(4)	4
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	42	42	5	(2)	(45)	42
Total comprehensive income (loss), net of tax	489	485	516	108	(1,109)	489
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	489	485	516	108	(1,109)	489

	Nine Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	As Adjusted (Note 1)
	(In $ millions)
Net earnings (loss)	541	539	529	175	(1,243)	541
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	4	4	1	4	(9)	4
Gain (loss) on interest rate swaps	(1)	(1)	—	—	1	(1)
Pension and postretirement benefits	(6)	(6)	(6)	(3)	15	(6)
Total other comprehensive income (loss), net of tax	(3)	(3)	(5)	1	7	(3)
Total comprehensive income (loss), net of tax	538	536	524	176	(1,236)	538
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	538	536	524	176	(1,236)	538

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	398	702	—	1,100
Trade receivables - third party and affiliates	—	—	158	962	(171)	949
Non-trade receivables, net	32	455	2,032	550	(2,776)	293
Inventories, net	—	—	217	608	(72)	753
Deferred income taxes	—	—	64	7	(21)	50
Marketable securities, at fair value	—	—	44	—	—	44
Other assets	—	7	19	35	(22)	39
Total current assets	32	462	2,932	2,864	(3,062)	3,228
Investments in affiliates	2,052	3,846	1,728	588	(7,357)	857
Property, plant and equipment, net	—	—	890	2,501	—	3,391
Deferred income taxes	—	3	508	93	—	604
Other assets	—	1,938	132	452	(2,024)	498
Goodwill	—	—	305	482	—	787
Intangible assets, net	—	—	66	81	—	147
Total assets	2,084	6,249	6,561	7,061	(12,443)	9,512
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,636	125	402	(1,939)	224
Trade payables - third party and affiliates	—	—	297	613	(171)	739
Other liabilities	—	65	377	417	(402)	457
Deferred income taxes	—	21	—	25	(21)	25
Income taxes payable	—	—	541	87	(476)	152
Total current liabilities	—	1,722	1,340	1,544	(3,009)	1,597
Noncurrent Liabilities
Long-term debt	—	2,466	812	1,614	(2,022)	2,870
Deferred income taxes	—	—	13	48	—	61
Uncertain tax positions	—	6	26	171	—	203
Benefit obligations	—	—	1,311	235	—	1,546
Other liabilities	—	3	93	1,065	(10)	1,151
Total noncurrent liabilities	—	2,475	2,255	3,133	(2,032)	5,831
Total Celanese Corporation stockholders’ equity	2,084	2,052	2,966	2,384	(7,402)	2,084
Noncontrolling interests	—	—	—	—	—	—
Total equity	2,084	2,052	2,966	2,384	(7,402)	2,084
Total liabilities and equity	2,084	6,249	6,561	7,061	(12,443)	9,512

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	10	—	275	674	—	959
Trade receivables - third party and affiliates	—	—	340	653	(166)	827
Non-trade receivables, net	31	444	1,754	484	(2,504)	209
Inventories, net	—	—	196	589	(74)	711
Deferred income taxes	—	—	62	8	(21)	49
Marketable securities, at fair value	—	—	52	1	—	53
Other assets	—	5	15	27	(16)	31
Total current assets	41	449	2,694	2,436	(2,781)	2,839
Investments in affiliates	1,692	3,437	1,579	570	(6,478)	800
Property, plant and equipment, net	—	—	813	2,537	—	3,350
Deferred income taxes	—	5	509	92	—	606
Other assets	—	1,927	132	414	(2,010)	463
Goodwill	—	—	305	472	—	777
Intangible assets, net	—	—	69	96	—	165
Total assets	1,733	5,818	6,101	6,617	(11,269)	9,000
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,584	208	159	(1,783)	168
Trade payables - third party and affiliates	—	—	269	546	(166)	649
Other liabilities	—	40	267	475	(307)	475
Deferred income taxes	—	21	—	25	(21)	25
Income taxes payable	—	—	419	73	(454)	38
Total current liabilities	—	1,645	1,163	1,278	(2,731)	1,355
Noncurrent Liabilities
Long-term debt	—	2,467	872	1,597	(2,006)	2,930
Deferred income taxes	—	—	—	50	—	50
Uncertain tax positions	3	6	23	149	—	181
Benefit obligations	—	—	1,362	240	—	1,602
Other liabilities	—	8	101	1,055	(12)	1,152
Total noncurrent liabilities	3	2,481	2,358	3,091	(2,018)	5,915
Total Celanese Corporation stockholders’ equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Total liabilities and equity	1,733	5,818	6,101	6,617	(11,269)	9,000

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	144	58	650	44	(288)	608
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(172)	(87)	—	(259)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	13	—	13
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(6)	—	(6)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(20)	—	20	—
Intercompany loan receipts (disbursements)	—	4	(92)	—	88	—
Other, net	—	—	(26)	(12)	—	(38)
Net cash provided by (used in) investing activities	—	4	(310)	(92)	108	(290)
Financing Activities
Short-term borrowings (repayments), net	—	92	(4)	(8)	(92)	(12)
Proceeds from short-term borrowings	—	—	—	154	—	154
Repayments of short-term borrowings	—	—	—	(51)	—	(51)
Proceeds from long-term debt	—	24	50	—	—	74
Repayments of long-term debt	—	(32)	(119)	(45)	4	(192)
Refinancing costs	—	(2)	—	—	—	(2)
Purchases of treasury stock, including related fees	(102)	—	—	—	—	(102)
Dividends to parent	—	(144)	(144)	—	288	—
Contributions from parent	—	—	—	20	(20)	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(55)	—	—	—	—	(55)
Return of capital to parent	—	—	—	—	—	—
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(154)	(62)	(217)	70	180	(183)
Exchange rate effects on cash and cash equivalents	—	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	(10)	—	123	28	—	141
Cash and cash equivalents as of beginning of period	10	—	275	674	—	959
Cash and cash equivalents as of end of period	—	—	398	702	—	1,100

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	7	(54)	396	382	(70)	661
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(132)	(138)	—	(270)
Acquisitions, net of cash acquired	—	—	(23)	—	—	(23)
Proceeds from sale of businesses and assets, net	—	—	1	—	—	1
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(43)	—	(43)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(3)	—	3	—
Intercompany loan receipts (disbursements)	—	4	(96)	—	92	—
Other, net	—	—	(9)	(53)	—	(62)
Net cash provided by (used in) investing activities	—	4	(262)	(234)	95	(397)
Financing Activities
Short-term borrowings (repayments), net	—	96	(2)	(9)	(92)	(7)
Proceeds from short-term borrowings	—	—	—	50	—	50
Repayments of short-term borrowings	—	—	—	(50)	—	(50)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(11)	(5)	(16)	—	(32)
Refinancing costs	—	—	—	—	—	—
Purchases of treasury stock, including related fees	(37)	—	—	—	—	(37)
Dividends to parent	—	(35)	(35)	—	70	—
Contributions from parent	—	—	—	3	(3)	—
Stock option exercises	58	—	—	—	—	58
Series A common stock dividends	(31)	—	—	—	—	(31)
Return of capital to parent	—	—	—	—	—	—
Other, net	29	—	—	(1)	—	28
Net cash provided by (used in) financing activities	19	50	(42)	(23)	(25)	(21)
Exchange rate effects on cash and cash equivalents	—	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	26	—	92	128	—	246
Cash and cash equivalents as of beginning of period	—	—	133	549	—	682
Cash and cash equivalents as of end of period	26	—	225	677	—	928

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

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce or maintain their current levels of production costs and to improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	market acceptance of our technology;

•	the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to the company;

•	changes in the degree of intellectual property and other legal protection afforded to our products or technologies, or the theft of such intellectual property;

•
compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, cyber security incidents, terrorism or political unrest, or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war or terrorist incidents or as a result of weather or natural disasters;

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
In conjunction with our focus on the Celanese brand, the names of our reporting units have changed to engineered materials (formerly Advanced Engineered Materials), cellulose derivatives (formerly Acetate Products), food ingredients (formerly Nutrinova), emulsion polymers (formerly Emulsions), EVA polymers (formerly EVA Performance Polymers) and intermediate chemistry (formerly Acetyl Intermediates). There has been no change to the names or composition of the Company's business segments.
2013 Highlights:

•
In July 2013, we announced a 100% increase in our quarterly Series A Common Stock cash dividend, increasing the quarterly dividend rate from $0.09 to $0.18 per share of Common Stock on a quarterly basis and $0.36 to $0.72 per share of Common Stock on an annual basis. The new dividend rate began in August 2013.

•
We signed a Memorandum of Understanding ("MOU") with PetroChina Limited to advance the development of synthetic fuel ethanol opportunities in China utilizing our proprietary TCX® ethanol process technology.

•	We introduced six significant new product platforms from our engineered materials business at K-Fair 2013, the premier global trade fair for the plastics industry, including:

◦	Next generation GUR® UHMW-PE with step change in material performance and processing efficiencies

◦	Hostaform® XGC Glass Reinforced POM with superior mechanical properties

◦	Fortron® ICE PPS with improved productivity and properties

◦	Hostaform® PTX POM series for flexible applications

◦	Hostaform® LPT POM for molded fuel tanks

◦	Hostaform® POM S series expanded to include new XT grades with improved toughness

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

•
In April 2013, we announced a 20% increase in our quarterly Series A Common Stock cash dividend, increasing the quarterly dividend rate from $0.075 to $0.09 per share of Common Stock on a quarterly basis and $0.30 to $0.36 per share of Common Stock on an annual basis. This new dividend rate was effective for May 2013.

•
We signed a MOU with Pertamina, the state-owned energy company of the Republic of Indonesia, to begin the detailed project planning phase for the development of a fuel ethanol project in Indonesia. The MOU outlines the parties' intentions to establish a joint venture under which we would own a majority share and would license our leading TCX® technology to the joint venture under a separate technology licensing agreement. Under the detailed project planning phase of the MOU, we and Pertamina will select the first production location, initiate project permitting and negotiate coal supply and other industrial partner agreements. This phase of the MOU is expected to be completed by mid-2014.

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

Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,636	1,609	27	4,894	4,917	(23)
Gross profit	346	328	18	998	937	61
Selling, general and administrative expenses	(97)	(113)	16	(316)	(354)	38
Other (charges) gains, net	(4)	2	(6)	(11)	(1)	(10)
Operating profit (loss)	211	176	35	564	465	99
Equity in net earnings of affiliates	41	50	(9)	150	163	(13)
Interest expense	(43)	(44)	1	(130)	(134)	4
Dividend income - cost investments	22	1	21	69	85	(16)
Earnings (loss) from continuing operations before tax	228	186	42	654	584	70
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	171	129	42	445	543	(98)
Earnings (loss) from discontinued operations	1	(2)	3	2	(2)	4
Net earnings (loss)	172	127	45	447	541	(94)
Other Data
Depreciation and amortization	76	78	(2)	227	227	—
Operating margin(1)	12.9%	10.9%		11.5%	9.5%
Other (charges) gains, net
Employee termination benefits	—	(1)	1	(3)	(2)	(1)
Kelsterbach plant relocation	(2)	(3)	1	(6)	(5)	(1)
Plumbing actions	—	4	(4)	—	4	(4)
Asset impairments	(2)	—	(2)	(2)	—	(2)
Commercial disputes	—	2	(2)	—	2	(2)
Total other (charges) gains, net	(4)	2	(6)	(11)	(1)	(10)
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

	As of September 30, 2013	As of December 31, 2012
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,100	959

Short-term borrowings and current installments of long-term debt - third party and affiliates	224	168
Long-term debt	2,870	2,930
Total debt	3,094	3,098

Selected Data by Business Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	346	322	24	1,027	962	65
Consumer Specialties	310	314	(4)	919	905	14
Industrial Specialties	299	297	2	882	933	(51)
Acetyl Intermediates	795	785	10	2,412	2,458	(46)
Other Activities	—	—	—	—	—	—
Inter-segment eliminations	(114)	(109)	(5)	(346)	(341)	(5)
Total	1,636	1,609	27	4,894	4,917	(23)
Other (Charges) Gains, Net
Advanced Engineered Materials	(2)	1	(3)	(6)	(1)	(5)
Consumer Specialties	—	(1)	1	—	2	(2)
Industrial Specialties	(1)	—	(1)	(3)	—	(3)
Acetyl Intermediates	(1)	1	(2)	(2)	2	(4)
Other Activities	—	1	(1)	—	(4)	4
Total	(4)	2	(6)	(11)	(1)	(10)
Operating Profit (Loss)
Advanced Engineered Materials	48	44	4	123	91	32
Consumer Specialties	85	72	13	246	189	57
Industrial Specialties	24	25	(1)	57	80	(23)
Acetyl Intermediates	67	63	4	197	203	(6)
Other Activities	(13)	(28)	15	(59)	(98)	39
Total	211	176	35	564	465	99
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	79	89	(10)	239	234	5
Consumer Specialties	106	72	34	317	274	43
Industrial Specialties	24	25	(1)	57	80	(23)
Acetyl Intermediates	70	65	5	206	208	(2)
Other Activities	(51)	(65)	14	(165)	(212)	47
Total	228	186	42	654	584	70
Depreciation and Amortization
Advanced Engineered Materials	27	29	(2)	83	84	(1)
Consumer Specialties	10	13	(3)	30	33	(3)
Industrial Specialties	13	13	—	37	41	(4)
Acetyl Intermediates	22	20	2	65	59	6
Other Activities	4	3	1	12	10	2
Total	76	78	(2)	227	227	—
Operating Margin
Advanced Engineered Materials	13.9%	13.7%		12.0%	9.5%
Consumer Specialties	27.4%	22.9%		26.8%	20.9%
Industrial Specialties	8.0%	8.4%		6.5%	8.6%
Acetyl Intermediates	8.4%	8.0%		8.2%	8.3%
Total	12.9%	10.9%		11.5%	9.5%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	6	(1)	2	—	7
Consumer Specialties	(7)	6	—	—	(1)
Industrial Specialties	1	(3)	3	—	1
Acetyl Intermediates	(1)	—	2	—	1
Total Company	—	—	2	—	2
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	5	1	1	—	7
Consumer Specialties	(5)	7	—	—	2
Industrial Specialties	(3)	(3)	1	—	(5)
Acetyl Intermediates	(1)	(2)	1	—	(2)
Total Company	(1)	—	1	—	—
Consolidated Results
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Net sales increased $27 million, or 1.7%, during the three months ended September 30, 2013 compared to the same period in 2012 primarily due to higher volumes in our Advanced Engineered Materials segment due to continued growth in automotive applications in the Americas and targeted growth programs in Asia.
Operating profit increased $35 million, or 19.9%, during the three months ended September 30, 2013 compared to the same period in 2012. This increase was primarily due to higher acetate tow pricing in our Consumer Specialties segment and a $12 million favorable impact from the cessation of production of acetate flake and tow at our Spondon, Derby, United Kingdom facility in November 2012.
As a percentage of net sales, selling, general and administrative expenses decreased from 7.0% to 5.9% for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease of $8 million in selling, general and administrative expenses in Other Activities of which $10 million relates to lower pension and other postretirement benefit costs offset by a small increase in incentive compensation costs.
Dividend income from cost investments increased $21 million compared to the same period in 2012 principally due to the timing of the dividend payments from our cellulose derivatives ventures. Historically, our cellulose derivatives ventures paid an annual cash dividend during the three months ended June 30 each year, while in 2013 dividends are being paid quarterly.
Our effective income tax rate for the three months ended September 30, 2013 was 25% compared to 31% for the three months ended September 30, 2012. The effective income tax rate for the three months ended September 30, 2013 is favorably impacted by Mexico income tax refunds.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Net sales decreased $23 million, or 0.5%, during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to lower volumes and pricing in both our Industrial Specialties and Acetyl Intermediates segments partially offset by favorable currency impacts in those business segments and higher volumes in our Advanced Engineered Materials segment. Lower volumes and pricing in our Industrial Specialties segment reflect weak demand, increased competition and lower raw material costs. Lower volumes and pricing for downstream derivative products in our Acetyl Intermediates segment was primarily the result of customer outages, weak market conditions and lower demand in Europe. Higher volumes in our Advanced Engineered Materials segment are primarily due to increased penetration in automotive applications in the Americas and Asia and other targeted growth programs in Asia.
Operating profit increased $99 million, or 21.3%, during the nine months ended September 30, 2013 compared to the same period in 2012 primarily driven by our Advanced Engineered Materials and Consumer Specialties segments. The improvement in operating margin in our Advanced Engineered Materials segment was primarily due to increased volumes, a more favorable product mix and lower raw material costs, mainly polypropylene and ethylene. In our Consumer Specialties segment, higher acetate tow pricing and a $53 million favorable impact from the cessation of production of acetate flake and tow at our Spondon, Derby, United Kingdom facility in November 2012 drove operating margin up from 20.9% for the nine months ended September 30, 2012 to 26.8% for the nine months ended September 30, 2013.
As a percentage of net sales, selling, general and administrative expenses decreased from 7.2% to 6.5% for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease of $33 million in selling, general and administrative expenses in Other Activities of which $32 million relates to lower pension and other postretirement benefit costs.
Our effective income tax rate for the nine months ended September 30, 2013 was 32% compared to 7% for the nine months ended September 30, 2012. The lower effective tax rate in 2012 was primarily due to foreign tax credit carryforwards of $142 million recognized during the three months ended March 31, 2012, partially offset by $38 million of deferred tax charges related to changes in our assessment regarding the permanent reinvestment of certain foreign earnings from our Polyplastics Co., Ltd. affiliate.

Business Segments
Advanced Engineered Materials

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	346	322	24	1,027	962	65
Net Sales Variance
Volume	6%			5%
Price	(1)%			1%
Currency	2%			1%
Other	—%			—%
Other (charges) gains, net	(2)	1	(3)	(6)	(1)	(5)
Operating profit (loss)	48	44	4	123	91	32
Operating margin	13.9%	13.7%		12.0%	9.5%
Equity in net earnings (loss) of affiliates	30	45	(15)	115	143	(28)
Earnings (loss) from continuing operations before tax	79	89	(10)	239	234	5
Depreciation and amortization	27	29	(2)	83	84	(1)
Our Advanced Engineered Materials segment includes our engineered materials business which develops, produces and supplies a broad offering of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our engineered materials business is a leading participant in the global specialty polymers industry.
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Advanced Engineered Materials’ net sales increased $24 million, or 7.5%, for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to increased volumes in the Americas and Asia. Volumes in the Americas increased across nearly all product lines primarily driven by continued growth in automotive applications. In Asia, volume growth was driven by targeted growth programs in consumer, industrial and automotive applications.
Operating profit increased $4 million, or 9.1%, for the three months ended September 30, 2013 compared to the same period in 2012. Increased volumes coupled with lower raw material costs of $5 million, mainly polypropylene, were partially offset by lower pricing and higher energy costs of $6 million.
Equity in net earnings (loss) of affiliates decreased $15 million for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease in earnings from our National Methanol Company ("Ibn Sina") strategic affiliate of $11 million, largely driven by the timing of turnaround activity.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Advanced Engineered Materials’ net sales increased $65 million, or 6.8%, for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to increased volumes resulting from increased penetration in automotive applications in the Americas and Asia. Volumes in Asia also improved across all product lines due to targeted growth programs in consumer and industrial applications. Higher pricing and product mix, mainly for medical applications, also contributed to the increase in net sales for the nine months ended September 30, 2013.
Operating profit increased $32 million, or 35.2%, for the nine months ended September 30, 2013 compared to the same period in 2012 driven primarily by increased volumes, a shift in product mix to higher margin medical applications and lower raw material costs, mainly polypropylene and ethylene, partially offset by higher energy costs of $16 million.

Equity in net earnings (loss) of affiliates decreased $28 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to decreases in earnings from our Ibn Sina and Polyplastics Co., Ltd. strategic affiliates of $16 million and $8 million, respectively. The decrease in Ibn Sina earnings was largely the result of the timing of turnaround activity, lower methyl tertiary-butyl ether ("MTBE") pricing and lower sales volumes. Polyplastics Co., Ltd. earnings decreased due to unfavorable currency impacts and lower volume and pricing across all major products partially offset by lower raw material costs.
Consumer Specialties

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	310	314	(4)	919	905	14
Net Sales Variance
Volume	(7)%			(5)%
Price	6%			7%
Currency	—%			—%
Other	—%			—%
Other (charges) gains, net	—	(1)	1	—	2	(2)
Operating profit (loss)	85	72	13	246	189	57
Operating margin	27.4%	22.9%		26.8%	20.9%
Equity in net earnings (loss) of affiliates	—	—	—	3	2	1
Dividend income - cost investments	21	—	21	68	83	(15)
Earnings (loss) from continuing operations before tax	106	72	34	317	274	43
Depreciation and amortization	10	13	(3)	30	33	(3)
Our Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. Our cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filter products applications. Our food ingredients business is a leading international supplier of premium quality ingredients for the food, beverage and pharmaceuticals industries.
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Net sales for Consumer Specialties decreased $4 million, or 1.3%, for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to lower acetate tow volumes resulting from the cessation of manufacturing of acetate flake and tow at our Spondon facility in November 2012 offset by higher acetate tow pricing across all regions reflecting continued strong demand.
Operating profit increased $13 million, or 18.1%, for the three months ended September 30, 2013 primarily due to higher acetate tow pricing partially offset by the impact of lower sales volumes and higher raw material costs of $6 million in our cellulose derivatives business. Operating profit also reflects a $12 million favorable impact from the cessation of production of acetate flake and tow at our Spondon, Derby, United Kingdom facility in November 2012, including lower energy and plant costs.
Dividend income from cost investments increased $21 million for the three months ended September 30, 2013 compared to the same period in 2012 due to the timing of the dividend payments from our cellulose derivatives ventures. In the prior year, our cellulose derivatives ventures paid an annual cash dividend of $83 million during the three months ended June 30, 2012, while in 2013 dividends are being paid quarterly.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Net sales for Consumer Specialties increased $14 million, or 1.5%, for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to higher pricing in the cellulose derivatives business partially offset by lower volumes in both the cellulose derivatives and food ingredients businesses. Acetate tow pricing increased 8% across all regions while volumes declined due to the cessation of manufacturing of acetate flake and tow at our Spondon facility in November 2012.
Operating profit increased $57 million, or 30.2%, for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to the increase in acetate tow pricing and a $53 million favorable impact from the cessation of production of acetate flake and tow at our Spondon, Derby, United Kingdom facility in November 2012, including lower energy and plant costs. Lower volumes and higher raw material costs of $18 million for both the cellulose derivatives and food ingredients businesses partially offset the higher pricing and lower costs for the nine months ended September 30, 2013 as did the absence of $6 million of insurance recoveries recorded in other (charges) gains, net during the three months ended June 30, 2012. Insurance recoveries were offset by a charge from our captive insurance companies included in Other Activities.
Dividend income from cost investments decreased $15 million for the nine months ended September 30, 2013 compared to the same period in 2012, related to dividends received from our cellulose derivatives ventures. In the prior year, our cellulose derivatives ventures paid an annual cash dividend of $83 million during the three months ended June 30, 2012, while in 2013 dividends are being paid quarterly.
Industrial Specialties

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	299	297	2	882	933	(51)
Net Sales Variance
Volume	1%			(3)%
Price	(3)%			(3)%
Currency	3%			1%
Other	—%			—%
Other (charges) gains, net	(1)	—	(1)	(3)	—	(3)
Operating profit (loss)	24	25	(1)	57	80	(23)
Operating margin	8.0%	8.4%		6.5%	8.6%
Earnings (loss) from continuing operations before tax	24	25	(1)	57	80	(23)
Depreciation and amortization	13	13	—	37	41	(4)
Our Industrial Specialties segment includes our emulsion polymers and EVA polymers businesses. Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our EVA polymers business is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate ("EVA") resins and compounds as well as select grades of low-density polyethylene. EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Net sales increased $2 million, or 0.7%, for the three months ended September 30, 2013 compared to the same period in 2012 reflecting favorable currency impacts resulting from a strong Euro and Renminbi to the US dollar, partially offset by lower pricing in both our emulsion polymers and EVA polymers businesses. Lower pricing in our emulsion polymers business reflects lower raw material costs, primarily vinyl acetate monomer ("VAM") in Europe and Asia and ethylene in North America. Lower pricing in our EVA polymers business reflects softer demand across products in Asia and the Americas. Higher volumes in our emulsion polymers business in Europe and Asia were offset by lower volumes in our EVA polymers business due to weak global demand.
Operating profit decreased $1 million, or 4.0%, for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to lower pricing for both the emulsion polymers and EVA polymers businesses.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Net sales decreased $51 million, or 5.5%, for the nine months ended September 30, 2013 compared to the same period in 2012 reflecting lower pricing and volumes for both the emulsion polymers and EVA polymers businesses. Volume decreases in our EVA polymers business were driven by softer demand in Asia and the Americas, while lower pricing resulted from weak global demand and strong competition in several end-use applications, including hot melt adhesives and photovoltaic cells. Sales of our EVA polymers medical product applications decreased $5 million compared to the same period in 2012 though sales from medical product applications are expected in the fourth quarter of 2013. Lower volumes in our emulsion polymers business were driven by softer demand in North America, particularly in our paper and adhesives applications, slightly offset by volume increases in paper and adhesive applications in Europe and continued growth in innovative applications in paper and construction in China. Lower pricing in our emulsion polymers business was driven by lower raw material costs across all regions, primarily VAM in Europe and Asia and ethylene in North America.
Operating profit decreased $23 million, or 28.8%, for the nine months ended September 30, 2013 compared to the same period in 2012 primarily attributable to lower sales volumes and pricing in our EVA polymers business.
Acetyl Intermediates

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
		As Adjusted			As Adjusted
	(unaudited)
	(In $ millions, except percentages)
Net sales	795	785	10	2,412	2,458	(46)
Net Sales Variance
Volume	(1)%			(1)%
Price	—%			(2)%
Currency	2%			1%
Other	—%			—%
Other (charges) gains, net	(1)	1	(2)	(2)	2	(4)
Operating profit (loss)	67	63	4	197	203	(6)
Operating margin	8.4%	8.0%		8.2%	8.3%
Equity in net earnings (loss) of affiliates	3	—	3	7	3	4
Earnings (loss) from continuing operations before tax	70	65	5	206	208	(2)
Depreciation and amortization	22	20	2	65	59	6
Our Acetyl Intermediates segment includes our intermediate chemistry business which produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Acetyl Intermediates’ net sales increased $10 million, or 1.3%, during the three months ended September 30, 2013 compared to the same period in 2012 primarily due to favorable currency impacts resulting from a strong Euro and Renminbi to the US dollar partially offset by lower downstream acetyl derivative product volumes due to global oversupply and customer outages in Europe and the Americas.

Operating profit increased $4 million, or 6.3%, during the three months ended September 30, 2013 compared to the same period in 2012 primarily due to lower volume and pricing for downstream acetyl derivative products offset by favorable currency impacts from a strong Euro. Higher natural gas prices in North America were more than offset by savings from productivity optimization initiatives.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Acetyl Intermediates’ net sales decreased $46 million, or 1.9%, during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to lower volumes and pricing for downstream acetyl derivative products as a result of customer outages, weak economic conditions and lower demand.
Operating profit decreased $6 million, or 3.0%, during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to lower pricing, partially offset by lower raw material costs of $13 million, mainly ethylene, carbon monoxide and methanol, favorable currency impacts from a strong Euro and savings from productivity optimization initiatives.
On May 22, 2013, we announced our intent to sell our acetic anhydride facility in Roussillon, France, and our VAM production unit in Tarragona, Spain. No significant divestiture related expenditures were incurred for the nine months ended September 30, 2013. Such expenses have been recorded as Gain (loss) on disposition of businesses and assets, net in the accompanying unaudited interim consolidated statements of operations.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing and our captive insurance companies. Other Activities also includes the components of our net periodic benefit cost (interest cost, expected return on assets and net actuarial gains and losses) for our defined benefit pension plans and other post retirement plans not allocated to our business segments. For further discussion see Note 1 - Description of the Company and Basis of Presentation in the accompanying unaudited interim consolidated financial statements.
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Operating loss of $13 million for Other Activities decreased $15 million for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease in selling, general and administrative expenses of $8 million and reductions in captive insurance reserves of $3 million. Selling, general and administrative expenses were lower primarily due to lower pension and other postretirement benefit costs of $10 million offset by a small increase in incentive compensation costs.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Operating loss of $59 million for Other Activities decreased $39 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease in selling, general and administrative expenses of $33 million and other (charges) gains, net of $4 million. Selling, general and administrative expenses were lower due to a $32 million decrease in pension and other postretirement benefit costs and a $9 million decrease in costs associated with business optimization initiatives offset by a $7 million increase in performance-based incentive compensation costs. Other (charges) gains, net were lower for the nine months ended September 30, 2013 primarily due to the absence of $6 million in insurance recovery costs compared to the same period in 2012. These charges were offset in our Consumer Specialties segment.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2013, we have $600 million available for borrowing under our revolving credit facility, $1 million available under our credit-linked revolving facility and $31 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures, including the specific projects above, are expected to be in the range of $375 million to $400 million in 2013 and $400 million to $500 million in 2014 due to the construction of the Clear Lake methanol unit and conversion of our coal to gas boilers at our cellulose derivatives plant in Narrows, Virginia.
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
Cash Flows
Cash and cash equivalents increased $141 million to $1,100 million as of September 30, 2013 compared to December 31, 2012. As of September 30, 2013, $702 million of the $1,100 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.

•	Net Cash Provided by Operating Activities
Cash flow provided by operations decreased $53 million for the nine months ended September 30, 2013 compared to the same period in 2012, with operating cash inflows decreasing from $661 million to $608 million. Cash flow provided by operations for the nine months ended September 30, 2013 decreased primarily as a result of the absence of a $75 million cash dividend received from our Polyplastics Co., Ltd. strategic affiliate, a change in the timing of cash dividends received from our cellulose derivatives ventures and a change in trade working capital. In the prior year, our cellulose derivatives ventures paid an annual cash dividend of $83 million during the nine months ended September 30, 2012, while cash dividends received from our cellulose derivatives ventures during the nine months ended September 30, 2013 were $68 million and are being paid quarterly in 2013.
Cash used in trade working capital increased $44 million for the nine months ended September 30, 2013 compared to the same period in 2012. Cash used during the nine months ended September 30, 2013 is reflective of increases in trade receivables and inventories partially offset by increases in trade payables since December 31, 2012. Trade receivables increased due to higher net sales for the three months ended September 30, 2013 as compared to the three months ended December 31, 2012. The increase in inventory levels is the result of strategic plant operating decisions while the increase in trade payables is due to the timing of invoice receipts and cash payments associated with raw material purchases.
The decrease in cash provided by operations was partially offset by a $102 million reduction in pension plan and other postretirement benefit plan contributions made during the nine months ended September 30, 2013 compared to the same period in 2012.

Trade working capital is calculated as follows:

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012	As of December 31, 2011
	(unaudited)
	(In $ millions)
Trade receivables, net	949	827	932	871
Inventories	753	711	711	712
Trade payables - third party and affiliates	(739)	(649)	(685)	(673)
Trade working capital	963	889	958	910

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $107 million for the nine months ended September 30, 2013 compared to the same period in 2012, with cash outflows decreasing from $397 million to $290 million. During the nine months ended September 30, 2013, capital expenditures relating to the relocation and expansion of our polyacetal ("POM") production facility in Frankfurt Hoechst Industrial Park, Germany amounted to $6 million, $37 million less than in the same period in 2012.
Cash outflows for capital expenditures, excluding capital expenditures relating to our German POM facility, were $259 million for the nine months ended September 30, 2013, $11 million lower than during the same period in 2012. Capital expenditures for the nine months ended September 30, 2013 are primarily related to capacity expansions, major investments to reduce future operating costs, improve plant reliability and environmental and health and safety initiatives. Acquisitions, net of cash acquired, decreased by $23 million with no acquisitions in the nine months ended September 30, 2013. In 2012, we acquired certain assets from Ashland Inc.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $162 million for the nine months ended September 30, 2013 compared to the same period in 2012. The change in cash used in financing activities is primarily due to an increase in stock repurchase transactions of $65 million, a reduction in proceeds from stock option exercises of $55 million and higher Series A Common Stock dividends of $24 million offset by a $12 million reduction in net repayments on short-term borrowings and long-term debt. During the nine months ended September 30, 2013, we increased our Series A Common Stock quarterly cash dividend rate from $0.075 to $0.18 per share of Series A Common Stock.
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
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated as of April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the 2010 amendment agreement, the "2010 Amended Credit Agreement"). The 2010 Amended Credit Agreement consisted of the Term C loan facility due 2016, the Term B loan facility due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US prepaid its outstanding Term B loan facility under the 2010 Amended Credit Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
In November 2012, Celanese US prepaid $400 million of its outstanding Term C loan facility under the 2010 Amended Credit Agreement set to mature in 2016 using proceeds from the 4.625% Notes.
In anticipation of our change in pension accounting policy, in January 2013, we entered into a non-material amendment to the 2010 Amended Credit Agreement with the effect that certain computations for covenant compliance purposes will be evaluated as if the change in pension accounting policy had not occurred. The amendment also modified the 2010 Amended Credit Agreement in other, non-material respects.
On April 25, 2013, Celanese US reduced the Total Credit Linked Commitment (as defined in the 2010 Amended Credit Agreement) for the credit-linked revolving facility terminating in 2014 to $200 million, and on September 10, 2013 to $81 million.
On August 14, 2013, we entered into a non-material amendment to the 2010 Amended Credit Agreement to facilitate certain of the transactions contemplated by the Company's intentions to establish a joint venture for methanol production in Clear Lake, Texas and to make other non-material amendments.
On September 16, 2013, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding 2010 Amended Credit Agreement (as amended and restated by the 2013 amendment agreement, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a reduction in the interest rates payable in connection with certain borrowings and consists of the Term C-2 loan facility due 2016, the $600 million revolving credit facility terminating in 2015 and the $81 million credit-linked revolving facility terminating in 2014.

As a result of the Amended Credit Agreement, $1 million has been recorded as Refinancing expense in the accompanying unaudited interim consolidated statements of operations, which includes accelerated amortization of deferred financing costs and other refinancing expenses. In addition, we recorded deferred financing costs of $2 million, which are being amortized over the term of the Term C-2 loan facility. As of September 30, 2013, deferred financing costs of $28 million are included in noncurrent Other assets on the accompanying unaudited consolidated balance sheet.
As of September 30, 2013, the margin for borrowings under the Term C-2 loan facility was 2.0% above LIBOR (for US dollars) and 2.0% above the Euro Interbank Offered Rate ("EURIBOR") (for Euros), as applicable. As of September 30, 2013, the margin for borrowings under the revolving credit facility was 2.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in our corporate credit ratings. Borrowings under the credit-linked revolving facility bear interest at a variable interest rate based on LIBOR, plus a margin which varies based on our net leverage ratio.
Our estimated net leverage ratio and margin are as follows:

	As of September 30, 2013
	Estimated Total Net Leverage Ratio	Estimated Margin
Credit-linked revolving facility	1.58	1.50%
Our margin on the credit-linked revolving facility may increase or decrease 0.25% based on the following:

Total Net Leverage Ratio	Margin over LIBOR or EURIBOR
< = 2.25	1.50%
> 2.25	1.75%
Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. In addition, we pay quarterly commitment fees on the unused portions of the revolving credit facility and credit-linked revolving facility of 0.25% and 1.50% per annum, respectively.
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
Our amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of September 30, 2013
Maximum	Estimate	Estimate, If Fully Drawn
(unaudited)
3.90	0.99	1.53
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

We are in compliance with all of the covenants related to our debt agreements as of September 30, 2013.

•	Accounts Receivable Securitization Facility
On August 28, 2013, we entered into a $135 million US accounts receivable securitization facility pursuant to (i) a Purchase and Sale Agreement (the "Sale Agreement") among certain of our US subsidiaries (each an "Originator"), Celanese International Corporation ("CIC") and CE Receivables LLC, a newly formed, wholly-owned, "bankruptcy remote" special purpose subsidiary of an Originator (the "Transferor") and (ii) a Receivables Purchase Agreement (the "Purchase Agreement"), among CIC, as servicer, the Transferor, various third-party purchasers (collectively, the "Purchasers") and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (the "Administrator").
Under the Sale Agreement, each Originator will sell or contribute, on an ongoing basis, substantially all of its accounts receivable to the Transferor. Under the Purchase Agreement, the Transferor may obtain up to $135 million (in the form of cash and/or letters of credit for our benefit) from the Purchasers through the sale of undivided interests in certain US accounts receivable. The borrowing base of the accounts receivable securitization facility is subject to downward adjustment based on the evaluation of eligible accounts receivables pursuant to the Purchase Agreement. As of September 30, 2013, the borrowing base was $131 million.
The Purchase Agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. We account for the securitization facility as secured borrowings, and the accounts receivables sold pursuant to the facility are included in the accompanying unaudited consolidated balance sheet as Trade receivables - third party and affiliates. Borrowings under this facility are classified as short-term borrowings in the accompanying unaudited consolidated balance sheet. Once sold to the Transferor, the accounts receivable are legally separate and distinct from our other assets and are not available to our creditors should we become insolvent. All of the Transferor's assets have been pledged to the Administrator in support of its obligations under the Purchase Agreement.
On September 10, 2013, Celanese US prepaid $100 million of borrowings outstanding under the credit-linked revolving facility set to mature in 2014 using funds drawn under the accounts receivable securitization facility. As of September 30, 2013, the outstanding amount of accounts receivable transferred by the Originators to the Transferor was $193 million.
Balances available for borrowing are as follows:

As of September 30, 2013
(unaudited)
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	—
Letters of credit issued	80
Available for borrowing	1
Accounts Receivable Securitization Facility
Borrowings outstanding	100
Letters of credit issued	—
Available for borrowing	31
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

On April 25, 2013, we announced that our Board of Directors approved a 20% increase in our quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.075 to $0.09 per share of Common Stock on a quarterly basis and $0.30 to $0.36 per share of Common Stock on an annual basis beginning in May 2013.
On July 25, 2013, we announced that our Board of Directors approved a 100% increase in our quarterly Common Stock cash dividend. The Board of Directors increased the quarterly dividend rate from $0.09 to $0.18 per share of Common Stock on a quarterly basis and $0.36 to $0.72 per share of Common Stock on an annual basis beginning in August 2013.
Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(unaudited)
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of September 30, 2013	893
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Nine Months Ended September 30,			Total From February 2008 Through September 30, 2013
	2013		2012
	(unaudited)
Shares repurchased	2,096,320	(1)	853,388	15,238,847	(2)
Average purchase price per share	$48.58		$43.19	$39.58
Amount spent on repurchased shares (in millions)	$102		$37	$603
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our April 2013 Form 8-K. We discuss our critical accounting policies and estimates in the MD&A of our 2012 Form 10-K.
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
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2012 Form 10-K. See also Note 15 - Derivative Financial Instruments, in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on our financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2013, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 11 - Environmental and Note 17 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2012 Form 10-K other than those disclosed in Note 11 - Environmental and Note 17 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2012 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
(unaudited)
July 1-31, 2013	398,947	(1)	$47.54	394,655	$367,000,000
August 1-31, 2013	1,534,091		$49.01	1,534,091	$292,000,000
September 1-30, 2013	29,882		$50.19	29,882	$290,000,000
Total	1,962,920			1,958,628
______________________________

(1)	Includes 4,292 shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of September 30, 2013	893

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on July 19, 2013).

10.1*
Amendment No. 2, dated August 14, 2013, among Celanese Corporation, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC, the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent.

10.2
Purchase and Sale Agreement, dated August 28, 2013, among Celanese Acetate LLC, Celanese Ltd., Ticona Polymers, Inc. and CE Receivables LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 3, 2013).

10.3
Receivables Purchase Agreement, dated August 28, 2013, among Celanese International Corporation, CE Receivables LLC, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 3, 2013).

10.4
Performance Guaranty, dated August 28, 2013, by Celanese US Holdings LLC in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 3, 2013).

10.5*
Amendment Agreement, dated September 16, 2013, among Celanese Corporation, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC, the lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, and Deutsche Bank Securities Inc. as lead arranger and book runner.

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	October 21, 2013

By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Senior Vice President and
Chief Financial Officer

	Date:	October 21, 2013