Form 10-K
period 2013-12-31
Celanese Corp
filed 2014-02-07
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant’s Series A Common Stock held by non-affiliates as of June 30, 2013 (the last business day of the registrants’ most recently completed second fiscal quarter) was $4,681,520,256.
The number of outstanding shares of the registrant’s Series A Common Stock, $0.0001 par value, as of February 3, 2014 was 156,941,124.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement relating to the 2014 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2013

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K ("Annual Report") or in other materials we have filed or will file with the Securities and Exchange Commission ("SEC"), and incorporated herein by reference, are forward-looking in nature as defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "plan," "may," "can," "could," "might," "will" and similar expressions identify forward-looking statements, including statements that relate to such matters as planned and expected capacity increases and utilization rates; anticipated capital spending; environmental matters; legal proceedings; sources of raw materials and exposure to, and effects of hedging of raw material and energy costs and foreign currencies; interest rate fluctuations; global and regional economic, political, business and regulatory conditions; expectations, strategies, and plans for individual assets and products, business segments, as well as for the whole Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; anticipated restructuring, divestiture, and consolidation activities; planned construction or operation of facilities; cost reduction and control efforts and targets and integration of acquired businesses.
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
Overview
The Company is a global technology and specialty materials company that engineers and manufactures a wide variety of products essential to everyday living. As a recognized innovator in product and process technology in the chemicals industry, we help to create applications that meet the needs of our customers worldwide. We are a leading global producer of high performance engineered polymers that are used in a variety of high-value applications. We are also one of the world's largest producers of acetyl products, which are intermediate chemicals for nearly all major industries.
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
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 27 global production facilities, and an additional 8 strategic affiliate production facilities. As of December 31, 2013, we employed approximately 7,430 people worldwide.
Due to our geographic breadth, our net sales are balanced across the global regions. See Note 25 - Segment Information in the accompanying consolidated financial statements for further details on our sales by geographic location.

Business Segment Overview
We operate principally through four business segments: Advanced Engineered Materials, Consumer Specialties, Industrial Specialties and Acetyl Intermediates. See Note 25 - Segment Information in the accompanying consolidated financial statements for further details on our business segments.
The table below illustrates each business segment’s net sales to external customers for the year ended December 31, 2013, as well as each business segment’s major products and end-use applications.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates
(In $ millions)
2013 Net Sales(1)	1,352	1,210	1,155	2,793

Key Products	• Polyoxymethylene ("POM") • GUR® ultra-high molecular weight polyethylene • Polybutylene terephthalate ("PBT") • Long-fiber reinforced thermoplastics ("LFT") • Liquid crystal polymers ("LCP")	• Acetate tow • Acetate flake • Acetate film • Sunett® high intensity sweeteners • Sorbates • Qorus™ sweetener system	• Conventional emulsions • Vinyl acetate ethylene ("VAE") emulsions • Ethylene vinyl acetate ("EVA") resins and compounds • Low-density polyethylene resins ("LDPE")	• Acetic acid • Vinyl acetate monomer ("VAM") • Acetic anhydride • Ethanol • Acetaldehyde • Ethyl acetate • Formaldehyde • Butyl acetate

Major End-Use Applications	• Fuel system components • Automotive safety systems • Conveyor belts • Battery separators • Electronics • Appliances • Filtrations • Medical Devices • Telecommunications	• Filter products • Beverages • Confections • Baked goods	• Paints • Coatings • Adhesives • Textiles • Paper finishing • Flexible packaging • Lamination products • Photovoltaic cell systems • Medical tubing • Automotive parts	• Paints • Coatings • Adhesives • Lubricants • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Esters • Solvents
___________________________

(1)	Net sales for Consumer Specialties and Acetyl Intermediates exclude inter-segment sales of $4 million and $448 million, respectively, for the year ended December 31, 2013.
In conjunction with our focus on the Celanese brand in 2013, the names of our businesses changed to engineered materials (formerly Advanced Engineered Materials), cellulose derivatives (formerly Acetate Products), food ingredients (formerly Nutrinova), emulsion polymers (formerly Emulsions), EVA polymers (formerly EVA Performance Polymers) and intermediate chemistry (formerly Acetyl Intermediates). There has been no change to the names or composition of our business segments.

Business Segments
Advanced Engineered Materials
Our Advanced Engineered Materials segment includes our engineered materials business, which uses advanced polymer technology to produce a broad portfolio of high performance specialty polymers used in a wide spectrum of applications, including automotive, medical and electronics products, as well as other consumer and industrial applications. As a performance-driven solutions provider, our engineered materials business maintains its competitive advantage with leading technical and application expertise that enables innovation and new product development in concert with its customers. By focusing on new application development for its product lines, it often creates custom formulations to satisfy the technical and processing requirements of its customers' applications. With a strong specification position, our engineered materials business is able to build upon its differentiated polymer processing and material capability to create sustainable value for its high performance polymers. This business segment also includes four strategic affiliates that complement our global reach, improve our ability to capture growth opportunities in emerging economies and position us as a leading participant in the global specialty polymers industry. Together with our strategic affiliates, our engineered materials business is a leading participant in the global specialty polymers industry.
Our specialty polymers have chemical and physical properties that enable them to perform in a variety of conditions. These include enduring elevated temperatures, resisting adverse chemical interactions with solvents and withstanding deformation. POM, PBT and LFT are used in a broad range of performance-demanding applications including automotive components, medical devices, electronics, appliances and industrial applications. GUR® ultra-high molecular weight polyethylene is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end uses for LCP are electrical and electronics applications or products. These value-added applications in diverse end-uses support the business' global growth trends.
Value-in-use pricing for most of these products, particularly specialized product grades for targeted applications, generally reflect the value added in complex polymer chemistry, precision formulation and compounding, and the extensive application development services provided.
Our engineered materials business has polymerization, compounding and research and technology centers in Brazil, China, Germany and the US. In 2010, we announced the construction of a new 50,000 ton POM manufacturing facility in Saudi Arabia through our Ibn Sina affiliate. This facility is expected to be operational in 2016. In 2011, we opened a state-of-the art POM production facility in Frankfurt Hoechst Industrial Park, Germany. This POM facility is the world's largest and is expected to meet the increased global demand for innovative specialty solutions in polymer-based products.

•	Key Products
POM. Polyoxymethylene, also commonly known as polyacetal in the chemical industry, is sold by our engineered materials business under the trademarks Celcon® and Hostaform®. POM is used for mechanical parts in automotive applications, including fuel system components, and in electrical, medical and consumer applications such as drug delivery systems and gears for large appliances. Polyplastics Co., Ltd., our 45%-owned strategic affiliate ("Polyplastics"), and Korea Engineering Plastics Co., Ltd., our 50%-owned strategic affiliate ("KEPCO"), also manufacture POM and other engineering resins in the Asia-Pacific region.
The primary raw material for POM is formaldehyde, which is manufactured from methanol. Our engineered materials business sources formaldehyde in the US from our intermediate chemistry business and manufactures formaldehyde in Germany from purchased methanol.
Ultra-high molecular weight polyethylene. Our ultra-high molecular weight polyethylene products, sold under the trademark GUR®, are highly engineered materials designed for heavy-duty industrial and automotive applications. They are used in items such as industrial conveyor belts, car battery separator panels, as well as specialty medical and consumer applications, such as sports prostheses and equipment. GUR® ultra-high molecular weight polyethylene micro powder grades are used for high-performance filters, membranes, diagnostic devices, coatings and additives for thermoplastics and elastomers. High tenacity fibers based on GUR® ultra-high molecular weight polyethylene are also used in protective ballistic applications. The primary raw material for GUR® ultra-high molecular weight polyethylene is ethylene.
Polyesters. Our products include a series of thermoplastic polyesters including Celanex® PBT, Celanex® PET (polyethylene terephthalate), Thermx® PCT (polycyclohexylene-dimethylene terephthalate) and Vandar®, as well as Riteflex®, a thermoplastic polyester elastomer. They are used in a wide variety of automotive, electrical and consumer applications, including ignition system parts, radiator grilles, electrical switches, appliance and sensor housings, light emitting diodes ("LEDs") and technical fibers.
LFT. Celstran®, Compel® and Factor® are long-fiber reinforced thermoplastics that impart extra strength and stiffness, making them more suitable for larger parts than conventional thermoplastics. Both products are used in automotive, transportation and industrial applications, such as instrument panels, consoles and front end modules. The primary raw materials for LFT include polypropylene and a variety of fibers such as glass, stainless steel and carbon.
LCP. Liquid crystal polymers, such as Thermx®, Vectra® and Zenite®, are primarily used in electrical and electronics applications for precision parts with thin walls and complex shapes. They are also used in high heat cookware applications. Raw materials for LCP include acetic anhydride, which is sourced from our Acetyl Intermediates segment, and monomers such as hydroxybenzoic acid.

•	Geographic Regions
Net sales by destination for the Advanced Engineered Materials segment by geographic region are as follows:

	Year Ended December 31,
	2013		2012		2011
		(In $ millions, except percentages)
North America	487	36%	460	36%	443	34%
Europe and Africa	562	41%	527	42%	623	48%
Asia-Pacific	251	19%	224	18%	188	15%
South America	52	4%	50	4%	44	3%
Total	1,352	100%	1,261	100%	1,298	100%

•	Customers
Advanced Engineered Materials' principal customers are original equipment manufacturers and their suppliers serving the automotive, industrial, consumer and medical industries. By collaborating with its customers, our engineered materials business assists in developing and improving specialized applications and systems and offers customers global solutions. Our engineered materials business has long-standing relationships and multi-year arrangements with many of its major customers and utilizes distribution partners to expand its customer base.

•	Competition
Advanced Engineered Materials' principal competitors include BASF SE, E. I. du Pont de Nemours and Company, DSM N.V., SABIC Innovative Plastics and Solvay S.A. Other regional competitors include Asahi Kasei Corporation, Mitsubishi Gas Chemical Company, Inc., Chevron Phillips Chemical Company, L.P., Braskem S.A., Lanxess AG, Teijin Limited, Sumitomo Corporation and Toray Industries, Inc.
Consumer Specialties
The Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. These businesses deliver growth primarily through manufacturing productivity, geographic expansions and targeting high-value opportunities in diverse applications, and generally are not dependent on gross domestic product.
Our cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filter products applications. We also hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and acetate tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over two decades and has driven successful growth in our cellulose derivatives business.
During 2012, the Company introduced CelFX™ matrix technology, which redefines tobacco filtration performance, enabling unique product attributes and innovation, such as increased filter design flexibility and improved constituent reduction. CelFX™ also supports a broad choice of enhancement additives and is engineered to run on existing equipment.

Our cellulose derivatives business has production sites in Belgium, Mexico, the United Kingdom and the US, along with sites at its three cellulose derivatives ventures in China. In November 2012, we ceased manufacturing acetate tow and acetate flake at our Spondon, Derby, United Kingdom site. We will continue to manufacture our Clarifoil® film at this facility.
Our food ingredients business is a leading international supplier of premium quality ingredients for the food and beverage and pharmaceutical industries and is one of the world's largest producers of food protection ingredients, such as potassium sorbates and sorbic acid. The business produces and sells Sunett® (acesulfame potassium), a high intensity sweetener, and the new sweetener system Qorus™, which was launched in 2013. Our food ingredients business' expertise is based on more than sixty years of experience in developing and marketing specialty ingredients to the food and beverage and pharmaceutical industries. While this business has traditionally focused on providing low calorie sweeteners in the beverage industry, it continues to target high-value opportunities in more diverse applications such as oral hygiene, pharmaceuticals, dairy and cereals.
Our food ingredients business has a production facility in Germany, with sales and distribution facilities in all major regions of the world.

•	Key Products
Acetate flake, acetate tow and acetate film. Acetate tow is a fiber used primarily in cigarette filters. In order to produce acetate tow, we first produce acetate flake by processing wood pulp with acetic acid and acetic anhydride. Wood pulp generally comes from reforested trees and is purchased externally from a variety of sources, and acetic anhydride is an intermediate chemical that we produce from acetic acid. The acetate flake is then further processed into acetate tow. Acetate flake can also be solvent cast to create a film, which is primarily used in packaging for food and high-end luxury goods.
Sales of acetate tow amounted to 16%, 15% and 14% of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.
Sunett® sweetener. Acesulfame potassium, a high intensity sweetener sold under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® sweetener is the ideal blending partner for caloric and non-caloric sweeteners and is recognized for its consistent product quality and reliable supply. The primary raw material for Sunett is diketene, which is derived from acetic acid.
Qorus™ sweetener system. Qorus™ was introduced in 2013 to assist food and beverage formulators in achieving their unique taste profile. This product enables the manufacturer to balance taste, without the need to mask certain notes, and ultimately delight the consumer with a pure, authentic taste. The Qorus™ sweetener system is designed for low- to no-calorie carbonated and non-carbonated beverages, flavored waters, energy drinks, milk and dairy products.
Food protection ingredients. Our food protection ingredients, potassium sorbate and sorbic acid (together "sorbates"), are mainly used in foods, beverages and personal care products. Sorbates pricing is extremely sensitive to demand and industry capacity and is not necessarily dependent on the cost of raw materials. The primary raw materials for sorbates are acetic acid, ethylene and potassium hydroxide.

•	Geographic Regions
Net sales by destination for the Consumer Specialties segment by geographic region are as follows:

	Year Ended December 31,
	2013		2012		2011
	(In $ millions, except percentages)
North America	200	16%	200	17%	180	16%
Europe and Africa	460	38%	464	39%	459	40%
Asia-Pacific	483	40%	452	38%	456	39%
South America	67	6%	66	6%	63	5%
Total(1)	1,210	100%	1,182	100%	1,158	100%
___________________________

(1)	Excludes inter-segment sales of $4 million, $4 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•	Customers
Acetate tow is sold principally to the major tobacco companies that account for a majority of worldwide cigarette production. Contracts with most of our customers are generally entered into on an annual basis.
Customers of Clarifoil® include printers, carton manufacturers, retailers, packaging buyers, publishers and designers.
Our food ingredients business primarily sells Sunett® sweetener and Qorus™ sweetener system to a limited number of large multinational and regional customers in the food and beverage industry under long-term and annual contracts. Food protection ingredients are primarily sold through regional distributors to small and medium sized customers and directly to large multinational customers in the food industry.

•	Competition
Our cellulose derivatives business' principal competitors include Daicel Corporation, Eastman Chemical Company, Solvay S.A. and Mitsubishi Rayon Co., Ltd.
The principal competitors for Sunett® sweetener and Qorus™ sweetener system include The NutraSweet Company, Ajinomoto Co., Inc. and Tate & Lyle PLC. The principal competitors for sorbates include Nantong Acetic Acid Chemical Co., Ltd. and Daicel Corporation.
Industrial Specialties
The Industrial Specialties segment, which includes our emulsion polymers and EVA polymers businesses, is active in every major global industrial sector and serves diverse industrial and consumer end-use applications. These include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including solar cells and medical applications.
Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The business has production facilities in major global regions and is supported by expert technical service regionally. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, BriteCoat®, TufCOR® and Avicor®. Our emulsion polymers business has production facilities in Canada, China, Germany, the Netherlands, Spain, Sweden and the US.
Our EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds as well as select grades of low-density polyethylene. Sold under the Ateva® and VitalDose® brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells. Our EVA polymers business has a production facility in Edmonton, Alberta, Canada.
The Industrial Specialties segment builds on our leading acetyl technology. Our Acetyl Intermediates segment produces VAM, a primary raw material for our emulsion polymers and EVA polymers businesses. Ethylene, another key raw material, is purchased externally from a variety of sources.
Our Industrial Specialties businesses have experienced significant growth in Asia, and we have made investments to support continued growth in the region. In 2011, we doubled the VAE emulsions capacity at our integrated chemical complex in Nanjing, China to meet the increased global demand for innovative specialty solutions in vinyl-based emulsions.
In addition to geographic growth, the Industrial Specialties businesses are focused on innovation efforts to increase value. The business segment has successfully launched new innovative products and technologies in non-traditional applications such as medical, carpet, textiles and paper.

•	Key Products
Our emulsion polymers business produces conventional vinyl- and acrylate-based emulsions and VAE emulsions. Emulsions are made from VAM, ethylene, acrylate esters and styrene. VAE emulsions are a key component of water-based architectural coatings, adhesives, non-wovens, textiles, glass fiber and other applications.

Our EVA polymers business produces low-density polyethylene and EVA resins and compounds. EVA resins and compounds are produced in high-pressure reactors from ethylene and VAM.

•	Geographic Regions
Net sales by destination for the Industrial Specialties segment by geographic region are as follows:

	Year Ended December 31,
	2013		2012		2011
	(in $ millions, except percentages)
North America	441	38%	475	40%	492	40%
Europe and Africa	500	44%	483	41%	550	45%
Asia-Pacific	199	17%	213	18%	169	14%
South America	15	1%	13	1%	12	1%
Total	1,155	100%	1,184	100%	1,223	100%

•	Customers
Industrial Specialties' products are sold to a diverse group of regional and multinational customers. Customers of our emulsion polymers business are manufacturers of water-based paints and coatings, adhesives, paper, building and construction products, glass fiber, non-wovens and textiles. Customers of our EVA polymers business are engaged in the manufacture of a variety of products, including hot melt adhesives, automotive components, solar energy products, thermal laminations, flexible and food packaging materials, medical packaging and controlled-release medical devices.

•	Competition
Principal competitors of our emulsion polymers business include The Dow Chemical Company, BASF SE, Dairen Chemical Corporation and Wacker Chemie AG.
Principal competitors of our EVA polymers business include E. I. du Pont de Nemours and Company, ExxonMobil Chemical and Arkema.
Acetyl Intermediates
Our Acetyl Intermediates segment includes our intermediate chemistry business, which produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. Our intermediate chemistry business also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
As an industry leader, our intermediate chemistry business has built on its leading technology, advantaged feedstock position and attractive competitive position to drive growth. With decades of experience, advanced proprietary process technology and favorable capital and production costs, we are a leading global producer of acetic acid and VAM. AOPlus®3 technology, introduced in 2011, extends our historical technology advantage and enables us to construct a greenfield acetic acid facility with a capacity of 1.8 million tons at a lower capital cost than our competitors. VAntage®2 technology, also introduced in 2011, could increase VAM capacity by up to 50% to meet growing customer demand globally. We believe our production technology is among the lowest cost in the industry and provides us with global growth opportunities through low cost expansions and a cost advantage over our competitors. Our intermediate chemistry business has production sites in China, Germany, Mexico, Singapore and the US.
Building on our acetic acid technology platform, we developed Celanese TCX® ethanol process technology to supply current and prospective customers with ethanol for industrial purposes and for other potential uses. Industrial ethanol is used in chemical and industrial applications for the manufacture of paints, coatings, inks and pharmaceuticals. This innovative process combines our proprietary and leading acetyl platform with advanced manufacturing technology to produce ethanol from hydrocarbon-sourced feedstocks.
In 2012, we completed construction of a technology development unit for industrial ethanol production at our facility in Clear Lake, Texas, which will allow us to continue the advancement of our acetyl and TCX® technologies. In 2013, we completed modifications and enhancements to our existing integrated acetyl facility in Nanjing, China to further advance our TCX® technology. The modifications added approximately 275,000 tons of industrial ethanol production capacity.

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
Acetic acid and VAM, our basic acetyl intermediates products, are impacted by global supply and demand fundamentals and can be cyclical in nature. The principal raw materials in these products are carbon monoxide, which we generally purchase under long-term contracts, and methanol and ethylene, which we generally purchase under both long- and short-term contracts. Generally, methanol and ethylene are commodity products available from a wide variety of sources, while carbon monoxide is typically obtained from sources in close proximity.
Sales from acetyl products amounted to 32%, 32% and 34% of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.
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

•	Other chemicals, such as crotonaldehyde, which are used by our food ingredients business for the production of sorbates, as well as raw materials for the fragrance and food ingredients industry.
Sales from solvents and derivatives products amounted to 11%, 11% and 12% of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

•	Geographic Regions
Net sales by destination for the Acetyl Intermediates segment by geographic region are as follows:

	Year Ended December 31,
	2013		2012		2011
	(In $ millions, except percentages)
North America	708	25%	698	25%	717	23%
Europe and Africa	848	30%	970	35%	1,110	36%
Asia-Pacific	1,137	41%	1,026	37%	1,166	38%
South America	100	4%	97	3%	90	3%
Total(1)	2,793	100%	2,791	100%	3,083	100%
___________________________

(1)	Excludes inter-segment sales of $448 million, $440 million and $468 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•	Customers
Our intermediate chemistry business sells its products both directly to customers and through distributors. Acetic acid, VAM and acetic anhydride are global businesses and each has several large customers, but no individual customer comprises more than 10% of our consolidated net sales. Generally, we supply these global customers under multi-year contracts. Acetic acid, VAM and acetic anhydride customers produce polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers, pharmaceuticals, cellulose acetate and textiles. We have long-standing relationships with most of these customers.
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
Our principal competitors in the Acetyl Intermediates segment include BASF SE, BP PLC, Chang Chun Petrochemical Co., Ltd., Daicel Corporation, The Dow Chemical Company, Eastman Chemical Company, E. I. du Pont de Nemours and Company, LyondellBasell Industries N.V., Nippon Gohsei, Perstorp Inc., Jiangsu Sopo (Group) Co., Ltd., Showa Denko K.K. and Kuraray Co., Ltd.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing activities and results of our captive insurance companies. Our two wholly-owned captive insurance companies are a key component of our global risk management program, as well as a form of self-insurance for our liability and workers compensation risks. The captive insurance companies issue insurance policies to our subsidiaries to provide consistent coverage amid fluctuating costs in the insurance market and to lower long-term insurance costs through the reduction of certain fees and expenses. The captive insurance companies retain risk at levels approved by management and obtain reinsurance coverage from third parties to limit the net risk retained. One of the captive insurance companies also insures certain third-party risks. Other Activities also includes the interest cost, expected return on assets and net actuarial gains and losses components of our net periodic benefit cost for our defined benefit pension plans and other post retirement plans, which are not allocated to our business segments.
Strategic Affiliates
Our strategic affiliates represent an important component of our strategy for accelerated growth and global expansion. We have a substantial portfolio of affiliates in various regions, including Asia-Pacific, North America and the Middle East. These affiliates, some of which date back as far as the 1960s, have sizeable operations and are significant within their industries.
Our strategic affiliates have similar growth patterns and business models as our core businesses. With shared characteristics such as products, applications and manufacturing technology, these strategic affiliates complement and extend our technology and specialty materials portfolio. We have historically entered into these investments to gain access to local demand, minimize costs and accelerate growth in areas we believe have significant future business potential. Depending on the level of investment and other factors, we account for our strategic affiliates using either the equity method or cost method of accounting.
Our strategic affiliates contribute substantial sales, earnings and cash flows. During the year ended December 31, 2013, our equity method strategic affiliates generated combined sales of $3 billion, resulting in our recording $148 million of equity in net earnings of affiliates and $121 million of dividends in the accompanying consolidated financial statements for the year ended December 31, 2013.

Our strategic affiliates as of December 31, 2013 are as follows:

	Location of Headquarters	Ownership	Partner(s)	Year Entered
Equity Method Investments
Advanced Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation/ Texas Eastern Arabian Corporation Ltd.	1981
Korea Engineering Plastics Co., Ltd	South Korea	50%	Mitsubishi Gas Chemical Company, Inc./ Mitsubishi Corporation	1999
Polyplastics Co., Ltd.	Japan	45%	Daicel Corporation	1964
Fortron Industries LLC	US	50%	Kureha America Inc.	1992
Cost Method Investments
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	China National Tobacco Corporation	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation	1993
National Methanol Company (Ibn Sina). National Methanol Company represents approximately 1% of the world's methanol production capacity and is one of the world's largest producers of methyl tertiary-butyl ether ("MTBE"), a gasoline additive. Its production facilities are located in Saudi Arabia. We indirectly own a 25% interest in Ibn Sina through CTE Petrochemicals Company, a 50%/50% joint venture with Texas Eastern Arabian Corporation Ltd. (which also indirectly owns a 25% interest). The remaining 50% interest in Ibn Sina is held by the Saudi Basic Industries Corporation ("SABIC"). SABIC is responsible for all product marketing. Methanol is a key feedstock for POM production and is produced by our Ibn Sina affiliate which provides an economic hedge against raw material costs in our engineered materials business.
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
Polyplastics Co., Ltd. Polyplastics is a leading supplier of engineered plastics and is a venture between Daicel Corporation, Japan (55%) and Ticona LLC (45% ownership and a wholly-owned subsidiary of CNA Holdings LLC). Polyplastics is a manufacturer and/or marketer of POM, LCP and polyphenylene sulfide ("PPS"), with principal production facilities located in Japan and Malaysia.
Fortron Industries LLC. Fortron is a leading global producer of PPS, sold under the Fortron® brand, which is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance. Fortron is a limited liability company whose members are Ticona Fortron Inc. (50% ownership and a wholly-owned subsidiary of CNA Holdings LLC) and Kureha America Inc. (50% ownership and a wholly-owned subsidiary of Kureha Corporation of Japan). Fortron's facility is located in Wilmington, North Carolina. This venture combines the sales, marketing, distribution, compounding and manufacturing expertise of Celanese with the PPS polymer technology expertise of Kureha.
Cellulose derivatives strategic ventures. We hold ownership interest in three separate acetate flake and acetate tow production ventures in China as follows: Nantong Cellulose Fibers Co. Ltd. (31%), Kunming Cellulose Fibers Co. Ltd. (30%) and Zhuhai Cellulose Fibers Co. Ltd. (30%). The China National Tobacco Corporation, the Chinese state-owned tobacco entity, controls the remaining ownership interest in each of these ventures.
Our cellulose derivatives ventures generally fund their operations using operating cash flow and pay dividends based on the ventures' performance for the preceding year. Prior to 2013, the ventures paid dividends during the second quarter of each fiscal year. Beginning in 2013, the ventures pay dividends on a quarterly basis. In 2013, 2012 and 2011, we received cash dividends of $92 million, $83 million and $78 million, respectively.
In 2012 our Nantong venture completed an expansion of its acetate flake and acetate tow capacity, each by 30,000 tons. We made contributions of $29 million from 2009 through 2012 related to the capacity expansion in Nantong. Similar expansions since the ventures were formed have led to earnings growth and increased dividends for the Company.
According to the Euromonitor database services, China is estimated to have had a 42% share of the world's 2012 cigarette consumption. Cigarette consumption in China is expected to grow at a rate of 1.9% per year from 2012 through 2017. Combined, these ventures are a leader in Chinese domestic acetate production and we believe we are well positioned to supply Chinese cigarette producers.
Although our ownership interest in each of our cellulose derivatives ventures exceeds 20%, we account for these investments using the cost method of accounting because we determined that we cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on our involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

•	Other Equity Method Investments
InfraServs. We hold indirect ownership interests in several German InfraServ Groups that own and develop industrial parks and provide on-site general and administrative support to tenants. Our ownership interest in the equity investments in InfraServ affiliates are as follows:

As of December 31, 2013
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
Intellectual Property
We attach importance to protecting our intellectual property, including through patents, trademarks, copyrights and product designs in order to preserve our investment in research and development, manufacturing and marketing. Patents may cover processes, products, intermediate products and product uses. We also seek to register trademarks as a means of protecting the brand names of our Company and products. We protect our intellectual property against infringement and also seek to register design protection where appropriate.
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
Trademarks. AOPlus®, AOPlus®2, AOPlus®3, Ateva®, Avicor®, BriteCoat®, Celanese®, Celanex®, Celcon®, CelFX™, Celstran®, Celvolit®, Clarifoil®, Compel®, Duroset®, EcoVAE®, Factor®, Fortron®, GUR®, Hostaform®, Impet®, Mowilith®, Nutrinova®, Qorus™, Riteflex®, Sunett®, TCX™, Thermx®, TufCOR®, Vandar®, VAntage®, VAntagePlus™, VAntage®2, Vectra®, Vinamul®, VitalDose®, Zenite® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC.

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
Employees
The approximate number of employees employed by Celanese on a continuing basis throughout the world is as follows:

Employees as of December 31, 2013
North America
US	2,800
Canada	240
Mexico	670
Total	3,710
Europe
Germany	1,550
Other Europe	1,070
Total	2,620
Asia	1,030
Rest of World	70
Total	7,430
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
Available Information — Securities and Exchange Commission ("SEC") Filings and Corporate Governance Materials
We make available free of charge, through our internet website (http://www.celanese.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as ownership reports on Form 3 and Form 4, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Celanese Corporation, that electronically file with the SEC at http://www.sec.gov.
We also make available free of charge, through our website, our Corporate Governance Guidelines of our Board of Directors and the charters of each of the committees of the Board.

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
We operate globally and have customers in many countries. Our major facilities are primarily located in North America, Europe and Asia, and we hold interests in affiliates that operate in the US, Germany, China, Japan, Malaysia, South Korea and Saudi Arabia. Our principal customers are similarly global in scope, and the prices of our most significant products are typically regional or world market prices. Also, our operations in certain foreign jurisdictions are subject to nationalization and expropriation risk, and some of our contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. In certain cases where we benefit from local government subsidies or other undertakings, such benefits are subject to the solvency of local government entities and are subject to termination without meaningful recourse or remedies. Consequently, our business and financial results are affected, directly and indirectly, by world economic, political and regulatory conditions.
In addition, conditions such as the uncertainties associated with war, terrorist activities, civil unrest, epidemics, pandemics, weather, natural disasters, the effects of climate change or political instability in any of the countries in which we operate or have significant customers or suppliers could affect us by causing delays or losses in the supply or delivery of raw materials and products, as well as increasing security costs, insurance premiums and other expenses. These conditions could also result in or lengthen economic recession in the US, Europe, Asia or elsewhere.
Failure to comply with applicable laws, rules, regulations or court decisions could expose us to fines, penalties and other costs. Moreover, changes in laws or regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in reporting requirements of the US, Canadian, Mexican, German, European Union ("EU") or Asian governmental agencies, could increase the cost of doing business in these regions. Any of these conditions may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our securities, including our stock.
In particular, we have invested significant resources in China and other Asian countries. This region's growth may slow, and we may fail to realize the anticipated benefits associated with our investment there and our financial results may be adversely impacted.
In addition, we have significant operations and financial relationships based in Europe. Historically sales originating in Europe have accounted for over one-third of our net sales and more than 40% in 2013. Adverse conditions in the European economy may negatively impact our overall financial results due to reduced economic growth and resulting decreased end-use customer demand.
As of December 31, 2013, we held $219 million in cash in Europe. This cash is primarily invested in deposits in several European banks, a European money market fund that invests only in highly rated and liquid European sovereign debt and a US Treasury money market fund. The allocation of the cash invested in each of these options fluctuates based on market conditions. As of December 31, 2013, we also had $106 million of direct investments in European sovereign debt and corporate bonds in our pension funds, accounting for less than 4% of our total pension fund assets, which may be affected if there are adverse conditions in the European economy. Finally, our ability to access additional liquidity from European financial institutions in the future may also be impaired.
We are subject to risks associated with the increased volatility in the prices and availability of key raw materials and energy, which could have a significant adverse effect on the margins of our products and our financial results.
We purchase significant amounts of ethylene, methanol, carbon monoxide and natural gas from third parties primarily for use in our production of basic chemicals in the Acetyl Intermediates segment, principally acetic acid, VAM and formaldehyde. We use a portion of our output of these chemicals, in turn, as inputs in the production of downstream products in all our business segments. We also purchase some of these raw materials for use in our Industrial Specialties segment, primarily for VAE emulsions and EVA production, as well as significant amounts of wood pulp for use in our production of cellulose acetate in our Consumer Specialties segment. The price of many of these items is dependent on the available supply of that item and may increase significantly as a result of natural disasters, plant or production disruptions, strikes or other labor unrest, war or other outbreak of hostilities or terrorism, breakdown or degradation of transportation infrastructure used for delivery of strategic raw materials and energy commodities, or changes in laws or regulations. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol, or the loss of our dedicated supplies of carbon monoxide, may have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs resulting in reduced margins and adverse financial results.
We are exposed to volatility in the prices of our raw materials and energy. Although we have long-term supply agreements, multi-year purchasing and sales agreements and forward purchase contracts providing for the supply of ethylene, methanol, carbon monoxide, wood pulp, natural gas and electricity, the contractual prices for these raw materials and energy can vary with economic conditions and may be highly volatile. In addition to the factors noted above that may impact supply or price, factors that have caused volatility in our raw material prices in the past and which may do so in the future include:

•	Shortages of raw materials due to increasing demand, e.g., from growing uses or new uses;

•	Capacity constraints, e.g., due to construction delays, labor disruption, involuntary shutdowns or turnarounds;

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
If we are not able to fully offset the effects of higher energy and raw material costs through price increases, productivity improvements or cost reduction programs, or if such commodities become unavailable, it could have a significant adverse effect on our ability to timely and profitably manufacture and deliver our products resulting in reduced margins and adverse financial results.
We have a practice of maintaining, when available, multiple sources of supply for materials. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide, steam and ethylene. Although we have been able to obtain sufficient supplies of raw materials, there can be no assurance that unforeseen developments will not affect our raw material supply. Even if we have multiple sources of supply for a raw material, there can be no assurance that these sources can make up for the loss of a major supplier. It is also possible profitability will be adversely affected if we are required to qualify additional sources of supply to our specifications in the event of the loss of a sole supplier.
A portion of our supply of methanol in North America is currently obtained under a contract expiring in 2015. We are currently constructing a methanol plant in the US that we anticipate will be operational in the second half of 2015 to replace the majority of the methanol obtained under that contract. We have secured a bridge supply agreement that will supply us with methanol through the end of 2015.
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
Our operating results depend significantly on the development of commercially viable new products, product grades and applications, as well as process technologies, free of any legal restrictions. If we are unsuccessful in developing new products, applications and production processes in the future, our competitive position and operating results may be negatively affected. However, as we invest in new technology, we face the risk of unanticipated operational or commercialization difficulties, including an inability to obtain necessary permits or governmental approvals, the development of competing technologies, failure of facilities or processes to operate in accordance with specifications or expectations, construction delays, cost over-runs, the unavailability of financing, required materials or equipment and various other factors. Likewise, we have undertaken and are continuing to undertake initiatives in all business segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.
Our business exposes us to potential product liability claims and recalls, which could adversely affect our financial condition and performance.
The development, manufacture and sales of specialty chemical products by us, including products produced for the food and beverage, cigarette, automobile, aerospace, medical device and pharmaceutical industries, involve a risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third party claims should our failure to perform result in downstream supply disruptions or product recalls.
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
Our future success depends in part on our ability to protect our intellectual property rights. Our inability to protect and enforce these rights could reduce our ability to maintain our industry position and our profit margins.
We attach importance to our patents, trademarks, copyrights, know-how and trade secrets in order to protect our investment in research and development, and competitive commercial positions in manufacturing and marketing of our products. We have also adopted internal policies for protecting our know-how and trade secrets. In addition, we sometimes license patents and other technology from third parties. Our practice is to seek patent or trade secret protection for significant developments that provide us competitive advantages and freedom to practice for our businesses. Patents may cover catalysts, processes, products, intermediate products and product uses. These patents are usually filed throughout the world and provide varying periods and scopes of protection based on the filing date and the type of patent application. The legal life and scope of protection provided by a patent may vary among those countries in which we seek protection. As patents expire, the catalysts, processes and products described and claimed in those patents generally may become available for use by the public subject to our continued protection for associated know-how and trade secrets. We also seek to register trademarks as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. We operate in regions of the world where intellectual property protection may be limited and difficult to enforce and our continued growth strategy may bring us to additional regions with similar challenges. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, our revenues, results of operations and cash flows may be adversely affected.

Our business is exposed to risks associated with the creditworthiness of our suppliers, customers and business partners and the industries in which our suppliers, customers and business partners participate are cyclical in nature, both of which may adversely affect our business and results of operations.
Some of the industries in which our end-use customers participate, such as the automotive, electrical, construction and textile industries, are highly competitive, to a large extent driven by end-use applications, and may experience overcapacity, all of which may affect demand for and pricing of our products. Our business is exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners and reductions in demand for our customers' products. These risks include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, delays in or interruptions of the supply of raw materials we purchase and bankruptcy of customers, suppliers or other creditors. In addition, many of these industries are cyclical in nature, thus posing risks to us that vary throughout the year. The occurrence of any of these events may adversely affect our cash flow, profitability and financial condition. Furthermore, adverse conditions in the European economy could increase the likelihood and impact of these events for our European customers by potentially limiting end-use customer demand and restricting our customers' access to capital, which could continue to negatively affect our financial results.
Environmental regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.
Costs related to our compliance with environmental laws and regulations, and potential obligations with respect to sites currently or formerly owned or operated by us, may have a significant negative impact on our operating results. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between Celanese GmbH and Hoechst AG for environmental matters arising out of certain divestitures that took place prior to the demerger.
Our operations are subject to extensive international, national, state, local and other laws and regulations that govern environmental and health and safety matters. We incur substantial capital and other costs to comply with these requirements. If we violate any one of those laws or regulations, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws and regulations could result in substantial costs and liabilities to us or limitations on our operations.
We are currently impacted by the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT"), which was published by the Environmental Protection Agency ("EPA") in the Federal Register on March 21, 2011 and revised on December 20, 2012. The Boiler MACT regulation requires us to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our Narrows, Virginia facility. Consequently, compliance with these laws and regulations may negatively affect our earnings and cash flows in a particular reporting period. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information related to the Boiler MACT project.
Changes in environmental, health and safety regulations in the jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products.
New or revised governmental regulations and independent studies relating to the effect of our products on health, safety or the environment may affect demand for our products and the cost of producing our products.
In June 2009, the California Office of Environmental Health Hazard Assessment ("OEHHA") formally proposed to add VAM, along with 11 other substances, to a list of chemicals "known to the state of California" to cause cancer. OEHHA is required to maintain this list under the Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Celanese successfully defeated the attempt to list VAM through a judicial challenge that is now final, and OEHHA has withdrawn VAM from its list of proposed chemicals for the Proposition 65 list. However, OEHHA initially proposed VAM to the Proposition 65 list as a result of a lawsuit by an environmental group. Activists may again seek to require OEHHA to consider listing VAM or other chemicals we produce on the Proposition 65 list. In addition, VAM or other chemicals we produce may be classified in other jurisdictions in a manner that would adversely affect demand for such products.
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
Other pending initiatives potentially will require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children's Chemical Evaluation Program, High Production Volume Chemical Initiative and expected modifications to the Toxic Substances Control Act ("TSCA") in the US, as well as various European Commission programs, such as the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH").
The above-mentioned assessments in the US and Europe may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand would likely have an adverse impact on our business and results of operations.
Our production facilities, including facilities we own and/ or operate, handle the processing of some volatile and hazardous materials that subject us to operating and other risks that could have a negative effect on our operating results.
Our operations are subject to operating and other risks associated with chemical manufacturing, including the related storage and transportation of raw materials, finished products and waste. These risks include, among other things, pipeline and storage tank leaks and ruptures, explosions and fires and discharges or releases of toxic or hazardous substances.
These operating and other risks can cause personal injury, property damage, third-party damages and environmental contamination, and may result in the shutdown of affected facilities and the imposition of civil or criminal penalties. The occurrence of any of these events may disrupt production and have a negative effect on the productivity and profitability of a particular manufacturing facility, our operating results and cash flows.
US federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future, if passed into law, may increase our operating costs and cause an adverse effect on our results of operations.
Regulations are being implemented by the US Department of Homeland Security ("DHS") aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the US. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and security plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. We cannot determine with certainty the costs associated with any security measures that DHS may require.
We are subject to risks associated with possible climate change legislation, regulation and international accords.
Greenhouse gas emissions have become the subject of a large amount of international, national, regional, state and local attention. For example, the EPA has promulgated rules concerning greenhouse gas emissions. In addition, regulation of greenhouse gas also could occur pursuant to future US treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation. In addition, cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU.
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
Changes in tax legislation or rates throughout the world could materially impact our results.
Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. In particular, proposed US tax legislation could materially impact our results. Currently, the majority of our revenue is generated from customers located outside of the US, and a substantial portion of our assets and employees are located outside of the US. We have not accrued income taxes or foreign withholding taxes on undistributed earnings for most non-US subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain tax proposals with respect to such earnings could substantially increase our tax expense, which would substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results.
Our significant non-US operations expose us to global exchange rate fluctuations that could adversely impact our profitability.
Because we conduct a significant portion of our operations outside the US, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. For example, changes in currency exchange rates may decrease our profits in comparison to the profits of our competitors whose principal operations are conducted in the US on the same products sold in the same industries and increase the cost of items required in our operations.
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
In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into a purchase or sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction and translation risks effectively, and volatility in currency exchange rates may expose our financial condition or results of operations to a significant additional risk. Since a portion of our indebtedness is and will be denominated in currencies other than US dollars, a weakening of the US dollar could make it more difficult for us to repay our indebtedness denominated in foreign currencies unless we have cash flows in those foreign currencies from our foreign operations to repay such indebtedness.
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
Our success depends on our ability to attract and retain key personnel, and we rely heavily on our management team. The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, because of our reliance on our management team, our future success depends in part on our ability to identify and develop talent to succeed senior management. The retention of key personnel and appropriate senior management succession planning will continue to be important to the successful implementation of our strategies.
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
As of December 31, 2013, we had approximately 7,430 employees. Approximately 19% of our 2,800 US based employees are unionized. Our two US based collective bargaining agreements expire in 2014 and 2016. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the US. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives and the chances are low, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
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
We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant. See Note 4 - Acquisitions, Dispositions, Ventures and Plant Closures in the accompanying consolidated financial statements for further information.
We may not be able to complete future acquisitions or successfully integrate future acquisitions into our business, which could adversely affect our business or results of operations.
As part of our growth strategy, we intend to pursue acquisitions and joint venture opportunities. Successful accomplishment of this objective may be limited by the availability and suitability of acquisition candidates and by our financial resources, including available cash and borrowing capacity. Acquisitions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired lines or businesses, personnel turnover and the diversion of management's attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these acquisitions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations.
The insurance coverage that we maintain may not fully cover all operational risks.
We maintain property, business interruption and casualty insurance but such insurance may not cover all of the risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In the future, the types of insurance we obtain and the level of coverage we maintain may be inadequate or we may be unable to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost.
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
Risks Related to Our Indebtedness
Our level of indebtedness and other liabilities could diminish our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.
Our total indebtedness is $3.1 billion as of December 31, 2013. See Note 13 - Debt in the accompanying consolidated financial statements for further information. We also have numerous other obligations. See Note 12 - Noncurrent Other Liabilities, Note 14 - Benefit Obligations and Note 15 - Environmental in the accompanying consolidated financial statements for further information.
Our level of indebtedness and other liabilities could have important consequences, including:

•
Increasing our vulnerability to general economic and industry conditions including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit facilities (the "Amended Credit Agreement");

•
Requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness and amounts payable in connection with the satisfaction of our other liabilities, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities or pay dividends on our common stock;

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
Although covenants under the Amended Credit Agreement and the indentures governing the $600 million in aggregate principal amount of 6.625% Senior Notes due 2018, the $400 million in aggregate principal amount of 5.875% Senior Notes due 2021, and the $500 million in aggregate principal amount of 4.625% Senior Notes due 2022 (together, the "Senior Notes") limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we could incur in compliance with these restrictions could be significant. To the extent that we incur additional indebtedness, the risks associated with our debt described above, including our possible inability to service our debt, including the Senior Notes, would increase.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase. As of December 31, 2013, we had $790 million, €192 million and CNY470 million of variable rate debt and outstanding US-dollar interest rate swap agreements with a notional value of $1.1 billion that expire January 2, 2014 and additional US-dollar interest rate swap agreements with notional value of $500 million that are in effect January 2, 2014 and expire January 2, 2016. These interest rate swap agreements have the economic effect of modifying the US-dollar variable rate obligations into fixed interest obligations. Accordingly, a 1% increase in interest rates would increase annual interest expense by $6 million.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Amended Credit Agreement restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Restrictive covenants in our debt agreements may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness or pay dividends.
The Amended Credit Agreement, the indentures governing the Senior Notes and the Receivables Purchase Agreement (the "Purchase Agreement") governing our receivables securitization facility each contain various covenants that limit our ability to engage in specified types of transactions. The Amended Credit Agreement requires us to maintain a maximum first lien senior secured leverage ratio if there are outstanding borrowings or letters of credit issued under the revolving credit facility. Our ability to meet this financial ratio can be affected by events beyond our control, and we may not be able to meet this test at all.

The Amended Credit Agreement also contains covenants including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses.
In addition, the indentures governing the Senior Notes limit Celanese US's and certain of its subsidiaries' ability to, among other things, incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make payments to Celanese US and its restricted subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Celanese US's assets or the assets of its restricted subsidiaries.
The Purchase Agreement also contains covenants including, but not limited to, restrictions on CE Receivables LLC, a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company, and certain other Company subsidiaries’ ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; or engage in other businesses.
Such restrictions in our debt obligations could result in us having to obtain the consent of our lenders and holders of the Senior Notes in order to take certain actions. Disruptions in credit markets may prevent us from obtaining or make it more difficult or more costly for us to obtain such consents. Our ability to expand our business or to address declines in our business may be limited if we are unable to obtain such consents.
A breach of any of these covenants could result in a default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, a default under the Amended Credit Agreement could permit lenders to accelerate the maturity of our indebtedness under the Amended Credit Agreement and to terminate any commitments to lend. If we were unable to repay or refinance such indebtedness, the lenders under the Amended Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. Our subsidiaries have pledged a significant portion of our assets as collateral to secure our indebtedness under the Amended Credit Agreement. If the lenders under the Amended Credit Agreement accelerate the repayment of such indebtedness, we may not have sufficient assets to repay such amounts or our other indebtedness, including the Senior Notes. In such event, we could be forced into bankruptcy or liquidation.
Celanese and Celanese US are holding companies and depend on subsidiaries to satisfy their obligations under the Senior Notes and the guarantee of Celanese US's obligations under the Senior Notes by Celanese.
As holding companies, Celanese and Celanese US conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. Consequently, the principal source of cash to pay Celanese and Celanese US's obligations, including obligations under the Senior Notes and the guarantee of the Celanese US's obligations under the Senior Notes by Celanese, is the cash that our subsidiaries generate from their operations. We cannot assure that our subsidiaries will be able to, or be permitted to, make distributions to enable Celanese US and/or Celanese to make payments in respect of their obligations. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of our debt instruments may limit our subsidiaries' ability to distribute cash to Celanese US and Celanese. While the indentures governing the Senior Notes limit the ability of our subsidiaries to put restrictions on paying dividends or making other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which may have the effect of significantly restricting the applicability of those limits. In the event Celanese US and/or Celanese do not receive distributions from our subsidiaries, Celanese US and/or Celanese may be unable to make required payments on the Senior Notes, the guarantee of Celanese US's obligations under the Senior Notes by Celanese, or our other indebtedness.
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Description of Property
We and our affiliates own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2013.

Site	Leased/Owned	Products/Functions
Corporate Offices
Budapest, Hungary	Leased	Administrative offices
Irving, Texas, US	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices
Advanced Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	POM, GUR® ultra-high molecular weight polyethylene, Compounding
Florence, Kentucky, US	Owned	Compounding
Frankfurt am Main, Germany(1)	Owned by InfraServ GmbH & Co. Hoechst KG(8)	POM, Compounding
Fuji City, Japan	Owned by Polyplastics Co., Ltd.(8)	POM, PBT, LCP, Compounding
Jubail, Saudi Arabia	Owned by National Methanol Company(8)	MTBE, Methanol
Kaiserslautern, Germany(1)	Leased	LFT
Kuantan, Malaysia	Owned by Polyplastics Co., Ltd.(8)	POM, Compounding
Nanjing, China(2)	Owned	LFT, GUR® ultra-high molecular weight polyethylene, Compounding
Oberhausen, Germany(1)	Leased	GUR® ultra-high molecular weight polyethylene
Shelby, North Carolina, US	Owned	LCP, Compounding
Suzano, Brazil(1)	Leased	Compounding
Ulsan, South Korea	Owned by Korea Engineering Plastics Co., Ltd.(8)	POM
Wilmington, North Carolina, US	Owned by Fortron Industries LLC(8)	PPS
Winona, Minnesota, US	Owned	LFT
Consumer Specialties
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(8)	Sorbates, Sunett® sweetener, Qorus™ sweetener system
Kunming, China	Leased by Kunming Cellulose Fibers Co. Ltd.(5)	Acetate tow
Lanaken, Belgium	Owned	Acetate tow
Nantong, China	Owned by Nantong Cellulose Fibers Co. Ltd.(6)	Acetate tow, Acetate flake
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Ocotlán, Mexico	Owned	Acetate tow, Acetate flake
Spondon, Derby, United Kingdom(9)	Owned	Acetate film
Zhuhai, China	Leased by Zhuhai Cellulose Fibers Co. Ltd.(7)	Acetate tow

Site	Leased/Owned	Products/Functions
Industrial Specialties
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Edmonton, Alberta, Canada	Owned	LDPE, EVA
Enoree, South Carolina, US	Owned	Conventional emulsions, VAE emulsions
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(8)	Conventional emulsions, VAE emulsions
Geleen, Netherlands	Owned	VAE emulsions
Meredosia, Illinois, US	Owned	Conventional emulsions, VAE emulsions
Nanjing, China(2)	Owned	Conventional emulsions, VAE emulsions
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
Tarragona, Spain(1)	Leased	Conventional emulsions
Tarragona, Spain	Owned	VAE emulsions
Acetyl Intermediates
Bay City, Texas, US(1)	Leased	VAM
Bishop, Texas, US	Owned	Formaldehyde
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate
Clear Lake, Texas, US	Owned	Acetic acid, VAM
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(8)	Acetaldehyde, VAM, Butyl acetate
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Nanjing, China(2)	Owned	Acetic acid, Acetic anhydride, VAM
Pardies, France	Owned	Site is no longer operating
Roussillon, France(1)	Leased	Site is no longer operating
Tarragona, Spain(4)	Owned by Complejo Industrial Taqsa AIE(6)	Site is no longer operating
__________________________

(1)	Celanese owns the assets on this site and leases the land through the terms of a long-term land lease.

(2)
Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site. Celanese also owns the land through "land use right grants" for 46 to 50 years with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(3)	Multiple Celanese business segments conduct operations at the Frankfurt Hoechst Industrial Park located in Frankfurt am Main, Germany.

(4)	Celanese owns the assets on this site and shares ownership in the land. Celanese’s ownership percentage in the land is 15%.

(5)	A Celanese cost method investment. Kunming Cellulose Fibers Co. Ltd. owns the assets on this site and leases the land from China National Tobacco Corporation.

(6)
A Celanese cost method investment. Nantong Cellulose Fibers Co. Ltd. owns the assets on this site and the land through "land use right grants" with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(7)	A Celanese cost method investment. Zhuhai Cellulose Fibers Co. Ltd. owns the assets on this site and leases the land from China National Tobacco Corporation.

(8)	A Celanese equity method investment.

(9)	Celanese no longer manufactures acetate tow and acetate flake at the Spondon, Derby, United Kingdom site as of December 31, 2012.

Item 3.  Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust, intellectual property, workers’ compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. See Note 15 - Environmental and Note 23 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of environmental matters and commitments and contingencies related to legal and regulatory proceedings.
Item 4.  Mine Safety Disclosures
None.
Executive Officers of the Registrant
The names, ages and biographies of our executive officers as of February 7, 2014 are as follows:

Name	Age	Position
Mark C. Rohr	62	Chairman of the Board of Directors and Chief Executive Officer, President
Steven M. Sterin	42	Senior Vice President and Chief Financial Officer
Christopher W. Jensen	47	Senior Vice President, Finance
Lori A. Johnston	49	Senior Vice President, Human Resources
Gjon N. Nivica, Jr.	49	Senior Vice President, General Counsel and Corporate Secretary
Jay C. Townsend	55	Senior Vice President, Business Strategy Development and Procurement
Mark C. Rohr has been our Chairman of the Board of Directors and Chief Executive Officer and President since April 2012 and a member of our board of directors since April 2007. He served as a director and as the Executive Chairman of Albemarle Corporation, a global developer, manufacturer and marketer of highly-engineered specialty chemicals, from September 2011 until February 2012 and previously had served as the Chairman from 2008 to 2011, President from 2000 to 2010, Chief Operating Officer from 2000 to 2002 and Chief Executive Officer from 2002 to 2011 of Albemarle. Prior to that, Mr. Rohr served as Executive Vice President - Operations of Albemarle. Before joining Albemarle, Mr. Rohr held leadership roles with companies including Occidental Chemical Corporation and The Dow Chemical Company. Mr. Rohr has served on the board of directors of Ashland Inc. since 2008, and has served as a member of its audit committee and the environmental, health & safety committee. He also serves as Vice Chairman of the board of directors and chairman of the Finance, Audit and Membership Committee of the American Chemical Council. Mr. Rohr received a bachelor's degree in chemistry and chemical engineering from Mississippi State University.
Steven M. Sterin has served as our Senior Vice President and Chief Financial Officer since July 2007. Mr. Sterin previously led our fuel ethanol projects from November 2010 to January 2013 and served as our Vice President, Controller and Principal Accounting Officer from September 2005 to July 2007 and Director of Finance for Celanese Chemicals from 2003 to 2005 and Controller of Celanese Chemicals from 2004 to 2005. Prior to joining Celanese, Mr. Sterin worked for Reichhold, Inc., a subsidiary of Dainippon Ink and Chemicals, Incorporated, beginning in 1997. There he held a variety of leadership positions in the finance organization before serving as Treasurer from 2000 to 2001 and later as Vice President of Finance, Coating Resins from 2001 to 2003. Mr. Sterin began his career at Price Waterhouse LLP, an assurance, tax and advisory services firm, currently known as PricewaterhouseCoopers LLP. Mr. Sterin, a Certified Public Accountant, graduated from the University of Texas at Austin in May 1995, receiving both a bachelor's degree in business and a master's degree in professional accounting.
Christopher W. Jensen has served as our Senior Vice President, Finance since April 2011. From August 2010 to April 2011, Mr. Jensen served as our Senior Vice President, Finance and Treasurer. Prior to August 2010, Mr. Jensen served as our Vice President and Corporate Controller from March 2009 to July 2010. From May 2008 to February 2009, he served as Vice President of Finance and Treasurer. In his current capacity, Mr. Jensen has global responsibility for corporate finance, treasury operations, insurance risk management, pensions, global business services, corporate accounting, tax and general ledger accounting. Mr. Jensen was previously the Assistant Corporate Controller from March 2007 through April 2008, where he was responsible for SEC reporting, internal reporting, and technical accounting. In his initial role at Celanese from October 2005 through March 2007, he built and directed the Company’s technical accounting function. From August 2004 to October 2005, Mr. Jensen worked in the inspections and registration division of the Public Company Accounting Oversight Board. He spent

13 years of his career at PricewaterhouseCoopers LLP, an assurance, tax and advisory services firm, in various positions in both the auditing and mergers & acquisitions groups. Mr. Jensen earned bachelor's and master’s degrees in accounting from Brigham Young University and is a Certified Public Accountant.
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
Gjon N. Nivica, Jr. has served as our Senior Vice President, General Counsel and Corporate Secretary since April 2009. Mr. Nivica previously served as Deputy General Counsel to Honeywell International Inc., a global technology and manufacturing leader, and Vice President and General Counsel of the Honeywell Transportation Systems business group from 2005 to 2009. Prior to that time, he was the Vice President and General Counsel of Honeywell Aerospace Electronic Systems from 2002 to 2005 and of Honeywell Engines Systems and Services from 1996 to 2002. Mr. Nivica began his career in 1989 as a corporate associate in the Los Angeles office of Gibson, Dunn & Crutcher, a global law firm, where he specialized in acquisitions, divestitures and general corporate and securities work, before becoming Mergers & Acquisitions Senior Counsel to AlliedSignal Aerospace Inc. from 1994 to 1996. Mr. Nivica received his J.D., magna cum laude, from Boston University Law School.
Jay C. Townsend has served as our Senior Vice President, Business Strategy Development and Procurement since 2010. In addition to his current role, Mr. Townsend has led our fuel ethanol projects with the responsibility of capitalizing on TCX®, our proprietary advanced technology process for the production of fuel ethanol, since February 2013. Mr. Townsend previously served as our Senior Vice President, Strategy and Business Development from 2007 to 2010, and as our Vice President of Business Strategy and Development from 2005 to 2006. Mr. Townsend joined Celanese in 1986 as a Business Analyst and has held several roles of increasing responsibility within the US and Europe. Mr. Townsend received his bachelor's degree in international finance from Widener University in 1980.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Series A common stock has traded on the New York Stock Exchange under the symbol "CE" since January 21, 2005. The closing sale price of our Series A common stock, as reported by the New York Stock Exchange, on February 3, 2014 was $48.83. The following table sets forth the high and low intraday sales prices per share of our Series A common stock, as reported by the New York Stock Exchange, and the dividends declared per share on our Series A common stock for the periods indicated.

	Price Range		Dividends Declared
	High	Low
	(In $ per share)
2013
Quarter ended March 31, 2013	50.68	42.03	0.075
Quarter ended June 30, 2013	51.58	41.55	0.090
Quarter ended September 30, 2013	53.00	44.49	0.180
Quarter ended December 31, 2013	58.56	51.21	0.180
2012
Quarter ended March 31, 2012	52.59	42.25	0.060
Quarter ended June 30, 2012	49.80	33.24	0.060
Quarter ended September 30, 2012	43.18	32.77	0.075
Quarter ended December 31, 2012	45.31	34.96	0.075
Holders
No shares of Celanese’s Series B common stock and no shares of Celanese’s 4.25% convertible perpetual preferred stock ("Preferred Stock") are issued and outstanding. As of February 3, 2014, there were 34 holders of record of our Series A common stock. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 59,326 beneficial holders.
Dividend Policy
Our Board of Directors has a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Series A common stock as determined in its sole discretion. Our Board of Directors may, at any time, modify or revoke our dividend policy on our Series A common stock.
On February 6, 2014, we declared a cash dividend of $0.18 per share on our Series A common stock amounting to $28 million. The cash dividend was for the period from November 1, 2013 to January 31, 2014 and will be paid on February 28, 2014 to holders of record as of February 17, 2014.
The amount available to us to pay cash dividends is restricted by our Amended Credit Agreement and the Senior Notes. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

Celanese Purchases of its Equity Securities
The table below sets forth information regarding repurchases of our Series A common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
October 1 - 31, 2013	463,212	$55.69	384,708	$268,000,000
November 1 - 30, 2013	691,282	$57.11	691,282	$229,000,000
December 1 - 31, 2013	23,403	$54.60	13,870	$228,000,000
Total	1,177,897		1,089,860
___________________________

(1)
Includes 78,504 and 9,533 for October and December 2013, respectively, related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of December 31, 2013	893

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
Comparison of Cumulative Total Return

Cumulative Total Return to Stockholders

Summary Returns

	CE	S&P 500	S&P 500 Chemicals	S&P 500 Specialty Chemicals
6 - Month	22.6%	15.7%	21.2%	15.4%
1 - Year	25.5%	32.4%	31.8%	35.5%
2 - Year	27.0%	53.6%	62.9%	90.8%
3 - Year	37.2%	56.8%	60.9%	102.9%
4 - Year	77.0%	80.4%	96.1%	148.6%
5 - Year	361.0%	128.2%	183.9%	254.2%

600.00%
500.00%
400.00%
300.00%
200.00%
100.00%
0.00%
01/01/09
01/01/10
12/31/10
12/30/11
12/31/12
12/31/13
Celanese
S&P 500 Chemicals
S&P 500 Specialty Chemicals
S&P 500

This comparison is based on a return assuming $100 invested January 1, 2009 in Celanese Corporation Common Stock and the S&P 500 Composite Index, the S&P 500 Chemicals Index and the S&P Specialty Chemicals Index, assuming the reinvestment of all dividends

Recent Sales of Unregistered Securities
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

Item 6. Selected Financial Data
The balance sheet data as of December 31, 2013 and 2012, and the statements of operations data for the years ended December 31, 2013, 2012 and 2011, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2011, 2010 and 2009 and the statements of operations data for the years ended December 31, 2010 and 2009 shown below were derived from previously issued financial statements, adjusted for applicable discontinued operations and the change in accounting policy for defined benefit pension plans and other postretirement benefit plans described below.
Change in accounting policy regarding pension and other postretirement benefits
Effective January 1, 2013, we elected to change our policy for recognizing actuarial gains and losses and changes in the fair value of plan assets for our defined benefit pension plans and other postretirement benefit plans. We now immediately recognize in operating results net actuarial gains and losses and the change in fair value of plan assets annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured. The remaining components of our net periodic benefit cost are recorded on a quarterly basis. For further discussion, see Note 2 - Summary of Accounting Policies and Note 14 - Benefit Obligations in the accompanying consolidated financial statements.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In $ millions, except per share data)
Statement of Operations Data
Net sales	6,510	6,418	6,763	5,918	5,082
Other (charges) gains, net	(158)	(14)	(48)	(46)	(136)
Operating profit	1,508	175	402	398	144
Earnings (loss) from continuing operations before tax	1,609	321	467	433	105
Earnings (loss) from continuing operations	1,101	376	426	361	399
Earnings (loss) from discontinued operations	—	(4)	1	(49)	4
Net earnings (loss) attributable to Celanese Corporation	1,101	372	427	312	403
Earnings (loss) per common share
Continuing operations — basic	6.93	2.37	2.72	2.31	2.71
Continuing operations — diluted	6.91	2.35	2.68	2.28	2.54
Balance Sheet Data (as of the end of period)
Total assets	9,018	9,000	8,518	8,281	8,412
Total debt	3,064	3,098	3,017	3,218	3,501
Total Celanese Corporation stockholders’ equity	2,699	1,730	1,341	926	586
Other Financial Data
Depreciation and amortization	305	308	298	287	308
Capital expenditures(1)	408	339	364	222	167
Dividends paid per common share(2)	0.53	0.27	0.22	0.18	0.16
________________________

(1)
Amounts include accrued capital expenditures. Amounts do not include capital expenditures related to capital lease obligations or capital expenditures related to the relocation and expansion of our POM plant in Kelsterbach. See Note 24 - Supplemental Cash Flow Information and Note 27 - Plant Relocation in the accompanying consolidated financial statements.

(2)
Annual dividends for the year ended December 31, 2013 consist of one quarterly dividend payment of $0.075 per share, one quarterly dividend payment of $0.09 per share and two quarterly dividend payments of $0.18 per share. Annual dividends for the year ended December 31, 2012 consist of two quarterly dividend payments of $0.06 and two quarterly dividend payments of $0.075 per share. See Note 16 - Stockholders' Equity in the accompanying consolidated financial statements.

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

•
changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas and wood pulp and the prices for electricity and other energy sources;

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
In conjunction with our focus on the Celanese brand, the names of our businesses changed to engineered materials (formerly Advanced Engineered Materials), cellulose derivatives (formerly Acetate Products), food ingredients (formerly Nutrinova), emulsion polymers (formerly Emulsions), EVA polymers (formerly EVA Performance Polymers) and intermediate chemistry (formerly Acetyl Intermediates). There has been no change to the names or composition of our business segments.
2013 Highlights

•	Our Board of Directors increased our share repurchase authorization to $400 million. As of December 31, 2013, we had $228 million remaining under previous authorizations.

•
We received all permits, including a final greenhouse gas permit, from the US Environmental Protection Agency for our methanol unit construction project at our Clear Lake, Texas facility. We began construction on the methanol unit and have plans for the unit to become operational in the second half of 2015.

•
We ceased all manufacturing operations at our acetic anhydride facility in Roussillon, France and at our vinyl acetate monomer ("VAM") facility in Tarragona, Spain at the end of 2013. We expect savings from these closures to be in the range of $20 million to $30 million in 2014.

•
We announced the expansion of production capacity under our joint venture agreements with Polyplastics Co., Ltd in Malaysia, Korea Engineering Plastics Co., Ltd. in Korea and Saudi Basic Industries Corporation in Saudi Arabia.

•
In July 2013, we announced a 100% increase in our quarterly Series A common stock ("Common Stock") cash dividend, increasing the dividend rate from $0.09 to $0.18 per share of Common Stock on a quarterly basis and $0.36 to $0.72 per share of Common Stock on an annual basis. The new dividend rate began in August 2013. We previously announced a 20% increase in our quarterly Common Stock cash dividend, increasing the dividend rate from $0.075 to $0.09 per share of Common Stock on a quarterly basis and $0.30 to $0.36 per share of Common Stock on an annual basis. This new dividend rate was effective for May 2013.

•
We signed a Memorandum of Understanding ("MOU") with PetroChina Company Limited to advance the development of synthetic fuel ethanol opportunities in China utilizing our proprietary TCX® ethanol process technology.

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

•
We signed an agreement with Mitsui & Co., Ltd., of Tokyo, Japan, to establish a joint venture for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The total investment in the facility is estimated to be $800 million. Our portion of the investment is estimated to be $300 million, in addition to previously invested assets at our Clear Lake facility. The planned methanol facility will have an annual capacity of 1.3 million tons.

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
2014 Outlook

•
We expect earnings growth in 2014 to be primarily driven by Celanese-specific initiatives including improving plant operations, upstream and downstream efficiencies and translating innovation into earnings. We anticipate economies around the world to improve in 2014 and to contribute to base business growth. Europe is expected to move into growth territory, China's export and domestic economies are anticipated to expand and North America should continue to improve. Our initiatives combined with some economic improvement should contribute to growth in 2014.

Results of Operations
Change in accounting policy regarding pension and other postretirement benefits
Effective January 1, 2013, we elected to change our accounting policy for recognizing actuarial gains and losses and changes in the fair value of plan assets for our defined benefit pension plans and other postretirement benefit plans. We now immediately recognize changes in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of net periodic benefit cost are recorded on a quarterly basis. For further discussion, see Note 2 - Summary of Accounting Policies and Note 14 - Benefit Obligations in the accompanying consolidated financial statements.
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

Financial Highlights

	Year Ended December 31,
	2013	2012	2011
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	6,510	6,418	6,763
Gross profit	1,365	1,181	1,417
Selling, general and administrative expenses	(311)	(830)	(805)
Other (charges) gains, net	(158)	(14)	(48)
Operating profit (loss)	1,508	175	402
Equity in net earnings of affiliates	180	242	192
Interest expense	(172)	(185)	(221)
Refinancing expense	(1)	(3)	(3)
Dividend income - cost investments	93	85	80
Earnings (loss) from continuing operations before tax	1,609	321	467
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,101	376	426
Earnings (loss) from discontinued operations	—	(4)	1
Net earnings (loss)	1,101	372	427
Other Data
Depreciation and amortization	305	308	298
Operating margin(1)	23.2%	2.7%	5.9%
Other (charges) gains, net
Employee termination benefits	(23)	(6)	(22)
Kelsterbach plant relocation	(13)	(7)	(47)
Plumbing actions	—	5	6
Asset impairments	(81)	(8)	(1)
Plant/office closures	(33)	—	—
Commercial disputes	(8)	2	15
Other	—	—	1
Total other (charges) gains, net	(158)	(14)	(48)
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

	As of December 31,
	2013	2012
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	984	959

Short-term borrowings and current installments of long-term debt - third party and affiliates	177	168
Long-term debt	2,887	2,930
Total debt	3,064	3,098

Selected Data by Business Segment

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	1,352	1,261	91	1,261	1,298	(37)
Consumer Specialties	1,214	1,186	28	1,186	1,161	25
Industrial Specialties	1,155	1,184	(29)	1,184	1,223	(39)
Acetyl Intermediates	3,241	3,231	10	3,231	3,551	(320)
Other Activities	—	—	—	—	1	(1)
Inter-segment eliminations	(452)	(444)	(8)	(444)	(471)	27
Total	6,510	6,418	92	6,418	6,763	(345)
Other (Charges) Gains, Net
Advanced Engineered Materials	(13)	(2)	(11)	(2)	(49)	47
Consumer Specialties	—	(4)	4	(4)	(3)	(1)
Industrial Specialties	(4)	—	(4)	—	—	—
Acetyl Intermediates	(141)	—	(141)	—	14	(14)
Other Activities	—	(8)	8	(8)	(10)	2
Total	(158)	(14)	(144)	(14)	(48)	34
Operating Profit (Loss)
Advanced Engineered Materials	904	95	809	95	79	16
Consumer Specialties	346	251	95	251	229	22
Industrial Specialties	64	86	(22)	86	102	(16)
Acetyl Intermediates	153	269	(116)	269	458	(189)
Other Activities	41	(526)	567	(526)	(466)	(60)
Total	1,508	175	1,333	175	402	(227)
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	1,053	285	768	285	242	43
Consumer Specialties	441	341	100	341	309	32
Industrial Specialties	64	86	(22)	86	104	(18)
Acetyl Intermediates	158	282	(124)	282	468	(186)
Other Activities	(107)	(673)	566	(673)	(656)	(17)
Total	1,609	321	1,288	321	467	(146)
Depreciation and Amortization
Advanced Engineered Materials	110	113	(3)	113	100	13
Consumer Specialties	41	45	(4)	45	44	1
Industrial Specialties	52	55	(3)	55	45	10
Acetyl Intermediates	86	80	6	80	96	(16)
Other Activities	16	15	1	15	13	2
Total	305	308	(3)	308	298	10
Operating Margin
Advanced Engineered Materials	66.9%	7.5%		7.5%	6.1%
Consumer Specialties	28.5%	21.2%		21.2%	19.7%
Industrial Specialties	5.5%	7.3%		7.3%	8.3%
Acetyl Intermediates	4.7%	8.3%		8.3%	12.9%
Total	23.2%	2.7%		2.7%	5.9%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Volume	Price	Currency	Other	Total
	(In percentages)
Advanced Engineered Materials	5	1	1	—	7
Consumer Specialties	(4)	6	—	—	2
Industrial Specialties	(1)	(3)	2	—	(2)
Acetyl Intermediates	1	(2)	1	—	—
Total Company	—	—	1	—	1
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Volume	Price	Currency	Other	Total
	(In percentages)
Advanced Engineered Materials	(2)	2	(3)	—	(3)
Consumer Specialties	(4)	6	—	—	2
Industrial Specialties	3	(3)	(3)	—	(3)
Acetyl Intermediates	—	(7)	(2)	—	(9)
Total Company	—	(3)	(2)	—	(5)
Consolidated Results – Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Net sales increased $92 million for the year ended December 31, 2013 compared to the same period in 2012 primarily due to higher volumes in our Advanced Engineered Materials segment resulting from increased penetration in automotive applications in the Americas and Asia and targeted growth programs within Asia for our consumer and industrial applications.
Selling, general and administrative expenses decreased $519 million, or 62.5%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to the impact of pension and other postretirement plan activity of $513 million. Selling, general and administrative expenses as a percentage of sales decreased to 4.8% in 2013 from 12.9% in 2012.
The favorable impact of pension and other postretirement plan activity for the year ended December 31, 2013 compared to the same period in 2012 includes a change in net actuarial gain (loss) recorded to Other Activities of $451 million, a net settlement/ curtailment gain related to actions taken on certain pension plans in the US, the United Kingdom and Canada allocated across the appropriate business segments and Other Activities of $23 million, lower interest cost and expected return on plan assets recorded to Other Activities of $34 million and prior service credit amortization related to a US postretirement health care plan allocated across all business segments and Other Activities of $5 million. See Note 14 - Benefit Obligations in the accompanying consolidated financial statements for further information regarding this activity.
Other (charges) gains, net changed $144 million, or 1,028.6%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to $141 million of higher expenses in our Acetyl Intermediates segment. In December 2013, we closed our acetic anhydride facility in Roussillon, France and our vinyl acetate monomer ("VAM") facility in Tarragona, Spain. Accordingly, we recorded $20 million of employee termination benefits, $33 million of contract termination costs and $34 million of long-lived asset impairment losses during the three months ended December 31, 2013. We also recorded long-lived asset impairment losses of $46 million related to our Singapore acetic acid production unit during this period. See Note 17 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information regarding these charges.
Operating profit increased $1,333 million, or 761.7%, for the year ended December 31, 2013 compared to the same period in 2012 reflective of increased Net sales, decreased Selling, general and administrative expenses and the December 2013 recognition of a gain of $742 million, which represents the deferred proceeds in excess of divested assets as a result of the 2006 settlement agreement with the Frankfurt, Germany Airport ("Fraport") to move our German polyacetal ("POM") operations. The proceeds are included in our Advanced Engineered Materials segment. See Note 27 - Plant Relocation in the accompanying consolidated financial statements for further information. These increases more than offset the negative impact of Other (charges) gains, net. Operating profit as a percentage of sales for the year ended 2013 increased to 23.2% from 2.7% in 2012.
Equity in net earnings of affiliates decreased $62 million for the year ended December 31, 2013 compared to the same period in 2012 primarily due to $19 million of lower earnings from our Ibn Sina affiliate and $18 million of lower earnings in our Polyplastics affiliate both included in our Advanced Engineered Materials segment. During the year ended December 31, 2013, our InfraServ Hoechst affiliate recorded one-time employee termination benefits resulting in a reduction of net earnings of affiliates of $8 million of which $1 million was attributable to our Consumer Specialties segment, $2 million to our Acetyl Intermediates segment and $5 million to Other Activities.
Our effective income tax rate for the year ended December 31, 2013 was 32% compared to (17)% for the year ended December 31, 2012. The effective tax rate for 2012 was favorably impacted by foreign tax credit carryforwards realized in the US and offset by deferred tax charges related to changes in assessment regarding the permanent reinvestment of certain foreign earnings.
Consolidated Results – Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Net sales decreased $345 million, or 5.1%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to lower pricing in our Acetyl Intermediates segment and unfavorable currency impacts across all our segments, except Consumer Specialties, due to the stronger US dollar against the Euro. Although Acetyl Intermediates volumes remained flat compared to the prior year, acetic acid pricing declined compared to 2011 as a result of the unfavorable economic conditions in Europe and Asia. Also in 2011, temporarily elevated industry utilization due to planned and unplanned outages of acetyl products resulted in higher industry pricing.
Selling, general and administrative expenses increased $25 million, or 3.1%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to an increase in our actuarial loss on our defined benefit pension plans and other postretirement plans of $54 million as compared to the prior year partially offset by a reduction in business and functional optimization initiatives and other productivity spending.
Other (charges) gains, net changed $34 million, or 70.8%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to lower expenses related to the relocation of our German POM operations to the Frankfurt Hoechst Industrial Park in Germany. During the years ended December 31, 2012 and 2011, we recorded $7 million and $47 million of relocation expenses, respectively. Additionally, we recorded $8 million of employee termination benefits during the year ended December 31, 2011 related to the relocation of our German POM plant. No additional employee termination benefits were recorded in 2012. See Note 27 - Plant Relocation in the accompanying consolidated financial statements for further information regarding the POM plant relocation. The German POM operations are included in our Advanced Engineered Materials segment. During the year ended December 31, 2011, we also received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. The resolution of this commercial dispute is included in our Acetyl Intermediates segment.
Operating profit decreased $227 million, or 56.5%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to lower pricing in our Acetyl Intermediates segment, unfavorable currency impacts and an increase in our actuarial loss on our defined benefit pension plans and other postretirement plans of $83 million as compared to the prior year partially offset by the change in Other (charges) gains, net. Operating profit as a percentage of sales in 2012 decreased to 2.7% from 5.9% in 2011.
Equity in net earnings of affiliates increased $50 million for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to $18 million in higher earnings in our Ibn Sina affiliate and $13 million in our Polyplastics affiliate both included in our Advanced Engineered Materials segment. During the year ended December 31, 2012, a subsidiary of our InfraServ Hoechst affiliate restructured its debt resulting in additional net earnings of affiliates of $22 million of which $3 million was attributable to our Consumer Specialties segment, $6 million to our Acetyl Intermediates segment and $13 million to Other Activities.
Our effective income tax rate for the year ended December 31, 2012 was (17)% compared to 9% for the year ended December 31, 2011. The effective tax rate for 2012 was favorably impacted by foreign tax credit carryforwards realized in the US and offset by deferred tax charges related to changes in assessment regarding permanent reinvestment of certain foreign earnings.

Business Segments – Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Advanced Engineered Materials

	Year Ended December 31,
	2013	2012	Change
	(In $ millions, except percentages)
Net sales	1,352	1,261	91
Net Sales Variance
Volume	5%
Price	1%
Currency	1%
Other	—%
Other (charges) gains, net	(13)	(2)	(11)
Operating profit (loss)	904	95	809
Operating margin	66.9%	7.5%
Equity in net earnings (loss) of affiliates	148	190	(42)
Earnings (loss) from continuing operations before tax	1,053	285	768
Depreciation and amortization	110	113	(3)
Our Advanced Engineered Materials segment includes our engineered materials business, which develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with our strategic affiliates, our engineered materials business is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are polyoxymethylene, also commonly known as polyacetal ("POM"), GUR® ultra-high molecular weight polyethylene, polybutylene terephthalate ("PBT"), long-fiber reinforced thermoplastics ("LFT") and liquid crystal polymers ("LCP"). POM, LFT and PBT are used in a broad range of products including automotive components, medical devices, electronics, appliances and industrial applications. GUR® ultra-high molecular weight polyethylene is used in battery separators, conveyor belts, filtration equipment, coatings and medical devices. Primary end uses for LCP are electrical and electronics applications or products. Polyphenylene sulfide ("PPS"), sold under the Fortron® brand, is a key product of Fortron Industries LLC, one of our strategic affiliates. PPS is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance.
Advanced Engineered Materials’ net sales increased $91 million, or 7.2%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to increased POM and LFT volumes resulting from increased penetration in automotive applications in the Americas and Asia. Volumes in Asia also improved across all product lines due to targeted growth programs in consumer and industrial applications. Higher pricing and product mix, mainly for medical applications, also contributed to the increase in net sales for the year ended December 31, 2013.
Operating profit increased $809 million, or 851.6%, for the year ended December 31, 2013 as compared to the same period in 2012 primarily driven by the recognition of a gain of $742 million, which represents the deferred proceeds in excess of divested assets as a result of the 2006 settlement agreement with Fraport to move our German POM operations. Title to our Kelsterbach, Germany POM facility land and buildings transferred to Fraport during the three months ended December 31, 2013 triggering the gain recognition. Pension and other postretirement benefit plan activity of $25 million primarily related to a curtailment gain in the US and prior service credit amortization contributed to the increase in operating profit. Increased volumes, a shift in product mix to higher margin medical applications and slightly lower raw material costs also contributed to increased operating profit. These changes were partially offset by higher energy costs of $21 million resulting from higher prices and usage and an $11 million negative impact from Other (charges) gains, net for the year ended December 31, 2013 as compared to the same period in 2012. The negative impact of Other (charges) gains, net primarily reflects an increase of $6 million in costs associated with the relocation and expansion of our German POM operations and a 2012 $4 million legal reserve reduction associated with plumbing actions.
Equity in net earnings (loss) of affiliates decreased $42 million for the year ended December 31, 2013 compared to the same period in 2012 primarily due to decreases in earnings from our Ibn Sina and Polyplastics Co., Ltd. strategic affiliates of $19 million and $18 million, respectively. The decrease in Ibn Sina earnings was largely the result of the timing of turnaround activity, lower methyl tertiary-butyl ether ("MTBE") pricing and lower sales volumes. Polyplastics Co., Ltd. earnings decreased due to slightly lower pricing, higher turnaround and sales expenses and restructuring charges related to one of their affiliates.
Consumer Specialties

	Year Ended December 31,
	2013	2012	Change
	(In $ millions, except percentages)
Net sales	1,214	1,186	28
Net Sales Variance
Volume	(4)%
Price	6%
Currency	—%
Other	—%
Other (charges) gains, net	—	(4)	4
Operating profit (loss)	346	251	95
Operating margin	28.5%	21.2%
Equity in net earnings (loss) of affiliates	3	6	(3)
Dividend income - cost investments	92	83	9
Earnings (loss) from continuing operations before tax	441	341	100
Depreciation and amortization	41	45	(4)
Our Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. Our cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate tow and acetate film, primarily used in filter products applications. Our food ingredients business is a leading international supplier of premium quality ingredients for the food and beverage and pharmaceuticals industries and is one of world's largest producers of food protection ingredients, such as potassium sorbates and sorbic acid. Our food ingredients business produces and sells the Qorus™ sweetener system and Sunett® high intensity sweeteners.
Net sales for Consumer Specialties increased $28 million, or 2.4%, for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to higher pricing in the cellulose derivatives business partially offset by lower volumes in both the cellulose derivatives and food ingredients businesses. Acetate tow pricing increased 8% across all regions while volumes declined due to the cessation of manufacturing of acetate flake and acetate tow at our Spondon, United Kingdom facility in November 2012.
Operating profit increased $95 million, or 37.8%, for the year ended December 31, 2013 as compared with the same period in 2012 primarily due to the increase in acetate tow pricing and a $57 million favorable impact from the cessation of production of acetate flake and acetate tow at our Spondon, Derby, United Kingdom facility in November 2012, including lower energy and plant costs. Pension and other postretirement benefit plan activity of $15 million primarily related to a curtailment gain in the US and prior service credit amortization contributed to the increase in operating profit.

Industrial Specialties

	Year Ended December 31,
	2013	2012	Change
	(In $ millions, except percentages)
Net sales	1,155	1,184	(29)
Net Sales Variance
Volume	(1)%
Price	(3)%
Currency	2%
Other	—%
Other (charges) gains, net	(4)	—	(4)
Operating profit (loss)	64	86	(22)
Operating margin	5.5%	7.3%
Earnings (loss) from continuing operations before tax	64	86	(22)
Depreciation and amortization	52	55	(3)
Our Industrial Specialties segment includes our emulsion polymers and EVA polymers businesses. Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, BriteCoat®, TufCOR® and Avicor®. Our EVA polymers business is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate ("EVA") resins and compounds as well as select grades of low-density polyethylene. Sold under the Ateva® and VitalDose® brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.
Net sales decreased in Industrial Specialties $29 million, or 2.4%, for the year ended December 31, 2013 compared to the same period in 2012 primarily reflecting lower pricing for both the emulsion polymers and EVA polymers businesses partially offset by favorable currency impacts resulting from a strong Euro and Chinese Renminbi to the US dollar. Lower pricing in our emulsion polymers business was driven by lower raw material costs across all regions, primarily VAM in Europe and Asia and ethylene in North America. Lower pricing across all product lines in our EVA polymers business was driven by lower raw material costs, primarily ethylene, lower demand in Asia and North America as well as strong supply into several end-use applications, including hot melt adhesives and photovoltaic cells.
Operating profit decreased $22 million, or 25.6%, for the year ended December 31, 2013 compared to the same period in 2012 reflecting lower pricing in our EVA polymers businesses and a pension plan settlement loss of $9 million in the United Kingdom partially offset by a curtailment gain in the US and prior service credit amortization.

Acetyl Intermediates

	Year Ended December 31,
	2013	2012	Change
	(In $ millions, except percentages)
Net sales	3,241	3,231	10
Net Sales Variance
Volume	1%
Price	(2)%
Currency	1%
Other	—%
Other (charges) gains, net	(141)	—	(141)
Operating profit (loss)	153	269	(116)
Operating margin	4.7%	8.3%
Equity in net earnings (loss) of affiliates	5	11	(6)
Earnings (loss) from continuing operations before tax	158	282	(124)
Depreciation and amortization	86	80	6
Our Acetyl Intermediates segment includes our intermediate chemistry business, which produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
Net sales increased $10 million, or 0.3%, for the year ended December 31, 2013 compared to the same period in 2012 reflecting slightly higher volumes due to muted demand, offset by pricing pressure on derivatives, particularly in Europe and Asia.
Operating profit decreased $116 million, or 43.1%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to the negative impact of Other (charges) gains, net of $141 million. As a result of the closure of our acetic anhydride facility in Roussillon, France and our VAM facility in Tarragona, Spain in December 2013, we recorded $20 million of employee termination benefits, $33 million of contract termination costs and $34 million of long-lived asset impairment losses to fully write-off the related property, plant and equipment. Long-lived asset impairment losses of $46 million were also recorded during the three months ended December 31, 2013 to fully write-off the property, plant and equipment at our Singapore acetic acid production unit.
Partially offsetting the negative impact of Other (charges) gains, net are increases to operating profit for the year ended December 31, 2013 as compared to the same period in 2012 resulting from lower raw material costs, mainly ethylene, and pension and other postretirement benefit plan activity of $14 million primarily related to a curtailment gain in the US and prior service credit amortization.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing activities and results of our captive insurance companies. Other Activities also includes the interest cost, expected return on assets and net actuarial gains and losses components of our net periodic benefit cost for our defined benefit pension plans and other post retirement plans, which are not allocated to our business segments.
Operating profit for Other Activities increased $567 million, or 107.8%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to favorable changes in pension and other postretirement plan activity of $555 million, primarily recorded to Selling, general and administrative expenses and a decrease in Other (charges) gains, net of $8 million. Other (charges) gains, net was lower for the year ended December 31, 2013 primarily due to the absence of $9 million in insurance losses paid compared to the same period in 2012. These charges were offset in our Consumer Specialties segment in 2012.

The favorable impact of pension and other postretirement plan activity for the year ended December 31, 2013 compared to the same period in 2012 includes a change in net actuarial gain (loss) of $496 million, a net settlement/ curtailment gain related to actions taken on certain pension plans in the US, the United Kingdom and Canada of $19 million, lower interest cost and expected return on plan assets recorded to Other Activities of $38 million and prior service credit amortization related to a US postretirement health care plan allocated across all business segments and Other Activities of $2 million. See Note 14 - Benefit Obligations in the accompanying consolidated financial statements for further information regarding this activity.
Business Segment - Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Advanced Engineered Materials

	Year Ended December 31,
	2012	2011	Change
	(In $ millions, except percentages)
Net sales	1,261	1,298	(37)
Net Sales Variance
Volume	(2)%
Price	2%
Currency	(3)%
Other	—%
Other (charges) gains, net	(2)	(49)	47
Operating profit (loss)	95	79	16
Operating margin	7.5%	6.1%
Equity in net earnings (loss) of affiliates	190	161	29
Earnings (loss) from continuing operations before tax	285	242	43
Depreciation and amortization	113	100	13
Advanced Engineered Materials' net sales decreased $37 million, or 2.9%, for the year ended December 31, 2012 compared to the same period in 2011. The decrease in net sales was primarily due to the weak economic conditions in Europe, particularly impacting demand for automotive and industrial applications in this region, partially offset by increased volumes in automotive applications in the Americas. The weak Euro had an unfavorable currency impact on net sales. 2% higher average pricing across most product lines partially offset the lower volumes and unfavorable currency impacts.
Operating profit increased $16 million, or 20.3%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to a change in other (charges) gains, net of $47 million primarily associated with the relocation and expansion of our Kelsterbach, Germany POM production operations, which more than offset the higher depreciation of $13 million mainly related to the new POM production facility in Frankfurt Hoechst Industrial Park. Increased pricing resulted in expanded margins, which partially offset lower volumes, unfavorable currency impacts and higher expenses of $28 million, primarily related to plant maintenance, integrating manufacturing operations from recently acquired product lines and investing in our compounding operations in Asia.

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

Consumer Specialties

	Year Ended December 31,
	2012	2011	Change
	(In $ millions, except percentages)
Net sales	1,186	1,161	25
Net Sales Variance
Volume	(4)%
Price	6%
Currency	—%
Other	—%
Other (charges) gains, net	(4)	(3)	(1)
Operating profit (loss)	251	229	22
Operating margin	21.2%	19.7%
Equity in net earnings (loss) of affiliates	6	2	4
Dividend income - cost investments	83	78	5
Earnings (loss) from continuing operations before tax	341	309	32
Depreciation and amortization	45	44	1
Net sales for Consumer Specialties increased $25 million, or 2.2%, for the year ended December 31, 2012 as compared to the same period in 2011 due to 6% higher pricing in our cellulose derivatives business, which more than offset the decline in volumes. Volumes declined in our cellulose derivatives business primarily due to actions taken to accommodate the November 2012 shutdown of our acetate tow and acetate flake manufacturing operations at our Spondon, Derby, United Kingdom site. Net sales for our food ingredients business remained flat over prior year.
Operating profit increased $22 million, or 9.6%, for the year ended December 31, 2012 as compared with the same period in 2011 as higher pricing more than offset lower volumes and $24 million in higher plant maintenance and energy costs. Plant maintenance costs included $10 million of increased spending related to a temporary production outage during the three months ended March 31, 2012.
Other (charges) gains, net changed $1 million for the year ended December 31, 2012 primarily due to insurance recoveries received of $9 million related to an electrical disruption in 2010 at our cellulose derivatives manufacturing facility in Narrows, Virginia offset by $8 million of long-lived asset impairment losses related to the closure of our Spondon, Derby, United Kingdom facility. The insurance recoveries were offset in our captive insurance companies included in Other Activities.

Industrial Specialties

	Year Ended December 31,
	2012	2011	Change
	(In $ millions, except percentages)
Net sales	1,184	1,223	(39)
Net Sales Variance
Volume	3%
Price	(3)%
Currency	(3)%
Other	—%
Other (charges) gains, net	—	—	—
Operating profit (loss)	86	102	(16)
Operating margin	7.3%	8.3%
Earnings (loss) from continuing operations before tax	86	104	(18)
Depreciation and amortization	55	45	10
Net sales decreased in our Industrial Specialties segment $39 million, or 3.2%, for the year ended December 31, 2012 compared to the same period in 2011. Volumes increased, reflecting the increased demand in North America and Asia for our emulsion polymer applications, but were not sufficient to offset the impacts of lower pricing and unfavorable currency, mostly due to the stronger dollar against the Euro. Lower pricing was primarily driven by lower raw material costs, a shift in product mix in our emulsion polymers business and soft global demand for photovoltaic applications.
Operating profit decreased $16 million, or 15.7%, for the year ended December 31, 2012 compared to the same period in 2011. The decrease in operating profit is attributed to the 3% lower average pricing, partially offset by higher volumes as well as lower raw material costs of $34 million, primarily related to ethylene and VAM. Depreciation and amortization increased $10 million compared to prior year, primarily due to increased amortization in our emulsion polymers business related to the recent acquisition of finite-lived intangible assets and increased depreciation related to the China vinyl acetate ethylene ("VAE") emulsions capacity expansion.

Acetyl Intermediates

	Year Ended December 31,
	2012	2011	Change
	(In $ millions, except percentages)
Net sales	3,231	3,551	(320)
Net Sales Variance
Volume	—%
Price	(7)%
Currency	(2)%
Other	—%
Other (charges) gains, net	—	14	(14)
Operating profit (loss)	269	458	(189)
Operating margin	8.3%	12.9%
Equity in net earnings (loss) of affiliates	11	5	6
Earnings (loss) from continuing operations before tax	282	468	(186)
Depreciation and amortization	80	96	(16)
Net sales decreased $320 million, or 9.0%, for the year ended December 31, 2012 compared to the same period in 2011 due to lower pricing and unfavorable foreign currency impacts primarily driven by the weakening of the Euro against the US dollar. Volumes overall remained flat, with higher downstream product volumes, primarily VAM and acetic anhydride, offsetting the decline in acetic acid volumes. Acetic acid pricing and demand declined during the year ended December 31, 2012 as a result of the unfavorable economic conditions in Europe and Asia. Also in 2011, temporarily elevated industry utilization due to planned and unplanned outages of acetyl production facilities resulted in higher industry pricing.
Operating profit decreased $189 million, or 41.3%, for the year ended December 31, 2012 compared to the same period in 2011 primarily due to the 7% decrease in sales prices and 2% impact of unfavorable foreign currency on sales. The decrease in operating profit was partially offset by lower raw materials costs of $69 million and lower plant maintenance of $20 million. Other (charges) gains, net changed $14 million for the year ended December 31, 2012. During the year ended December 31, 2011 we received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier. No such settlement was received in 2012. Depreciation and amortization decreased $16 million primarily due to certain customer-related intangible assets being fully amortized in 2011.
Other Activities
The operating loss for Other Activities increased $60 million, or 12.9%, for the year ended December 31, 2012 compared to the same period in 2011 due to an increase in our actuarial loss on pension and postretirement plans of $83 million and captive insurance losses paid of $9 million during the year ended December 31, 2012 related to an electrical disruption in 2010 at our cellulose derivatives manufacturing facility in Narrows, Virginia. Insurance recovery costs were offset in our Consumer Specialties segment in 2012. These costs were partially offset by lower interest cost and expected return on plan assets recorded to Other Activities of $23 million and a decrease of $18 million in business and functional optimization initiatives, stock-based compensation costs and other productivity spending.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of December 31, 2013 we have $600 million available for borrowing under our revolving credit facility and $18 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, in 2014. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.
On May 15, 2013, together with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), we announced that we had signed an agreement to establish a joint venture for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at our Clear Lake facility. As a result, the total shared capital and expense investment in the facility is estimated to be $800 million. Our portion of the investment is estimated to be $300 million, in addition to previously invested assets at our Clear Lake facility. The planned methanol unit will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015.
As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT") regulations discussed in Item 1A. Risk Factors, we are required to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our Narrows, Virginia cellulose derivatives facility. In October 2012, we received approval to proceed with replacing the coal-fired boilers at our Narrows, Virginia site with new, natural gas-fired boilers and construction began during the first half of 2013. We anticipate the project will be completed in mid-2015. Our total investment is estimated at over $150 million.
Total cash outflows for capital expenditures, including the specific projects above, are expected to be in the range of $450 million to $500 million in 2014 due to the construction of the Clear Lake methanol unit and conversion of our coal to gas boilers at our cellulose derivatives plant in Narrows, Virginia. The expected 2014 total cash outflows for capital expenditures includes our portion of the investment in the planned methanol unit at our Clear Lake, Texas plant.
As a result of the Roussillon acetic anhydride facility closure and the Tarragona VAM facility closure, we recorded personnel-related exit costs of $20 million, contract termination costs of $33 million, other facility shutdown costs of $5 million and $34 million of non-cash asset impairments during the three months ended December 31, 2013. The related cash outflows will occur over a one-year period.
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
Cash Flows
Cash and cash equivalents as of December 31, 2013 were $984 million, an increase of $25 million from December 31, 2012. As of December 31, 2013, $700 million of the $984 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. While we may repatriate cash from time to time, our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations. Cash and cash equivalents as of December 31, 2012 were $959 million, an increase of $277 million from December 31, 2011.

•	Net Cash Provided by Operating Activities
Cash flow provided by operating activities increased by $40 million for the year ended December 31, 2013 compared to the same period in 2012, with operating cash inflows increasing from $722 million to $762 million. Cash flow provided by operations for the year ended December 31, 2013 increased primarily as a result of stronger earnings performance and a $192 million reduction in pension plan and other postretirement benefit plan contributions made during the year ended December 31, 2013 as compared to the prior year. These favorable impacts were partially offset by lower dividends from our equity investments, higher cash taxes paid and a less favorable change in trade working capital. The $121 million decrease in dividends from our equity investments was primarily due to the absence of a $75 million cash dividend received from our Polyplastics Co., Ltd. strategic affiliate in 2012 as a result of an amendment to our joint venture and other related agreements.
The less favorable impact of trade working capital on cash flow from operations is reflective of increases in trade receivables and inventories offset by increases in trade payables since December 31, 2012. Trade receivables increased due to higher net sales for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase in inventory levels was the result of strategic plant operating decisions and was consistent with the increase in trade payables due to the timing of invoice receipts and cash payments associated with raw material inventory.
Cash flow provided by operating activities increased by $84 million for the year ended December 31, 2012 compared to the same period in 2011. The increase in cash provided by operations was positively impacted by the decrease in trade working capital, which was primarily due to the decrease in trade receivables. Trade receivables decreased primarily due to lower net sales during the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The increase in cash provided by operations was also impacted by lower cash taxes paid of $30 million, lower cash interest paid of $37 million, offset by higher pension plan and other postretirement benefit plan contributions of $79 million made during the year ended December 31, 2012 compared to the prior year.
Trade working capital is calculated as follows:

	As of December 31,
	2013	2012	2011
	(In $ millions)
Trade receivables, net	867	827	871
Inventories	804	711	712
Trade payables - third party and affiliates	(799)	(649)	(673)
Trade working capital	872	889	910

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $422 million and $500 million for the years ended December 31, 2013 and 2012, respectively. Cash outflows were primarily for capital expenditures of $370 million and $361 million for the years ended December 31, 2013 and 2012, respectively, excluding amounts related to the relocation and expansion of our polyacetal ("POM") production facility in Frankfurt Hoechst Industrial Park, Germany. Capital expenditures for the year ended December 31, 2013 primarily related to capacity expansions, major investments to reduce future operating costs and improve plant reliability and environmental and health and safety initiatives. Capital expenditures relating to the relocation and expansion of our German POM operations amounted to $7 million and $49 million for the years ended December 31, 2013 and 2012, respectively. Acquisitions, net of cash acquired, decreased by $23 million with no acquisitions during the year ended December 31, 2013. In 2012, we acquired certain assets from Ashland Inc.
Net cash used in investing activities was $500 million and $441 million for the years ended December 31, 2012 and 2011, respectively. Cash outflows were primarily for capital expenditures of $361 million and $349 million for the years ended December 31, 2012 and 2011, respectively, excluding amounts related to the relocation and expansion of our German POM operations. Capital expenditures for our German POM plant relocation and expansion were $49 million and $204 million for the years ended December 31, 2012 and 2011, respectively. In addition, during the year ended December 31, 2011, we received proceeds of $158 million from the Frankfurt, Germany Airport related to the relocation of our German POM operations. No such proceeds were received during the year ended December 31, 2012.
Net cash used for acquisitions increased by $15 million during the year ended December 31, 2012 as compared to the same period in 2011. In 2012, we acquired two emulsions product lines, Vinac® and Flexbond®, for $23 million, while in 2011 we spent $8 million on the acquisition of emulsions process technology.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $375 million from a net cash inflow of $49 million for the year ended December 31, 2012 to a net cash outflow of $326 million for the year ended December 31, 2013. The increase in cash used in financing activities is primarily due to an increase in net repayments on short-term borrowings and long-term debt of $144 million, an increase in stock repurchase transactions of $119 million, a reduction in proceeds from stock option exercises of $53 million and higher Series A common stock dividends of $40 million. During the year ended December 31, 2013, we increased our Series A common stock quarterly cash dividend rate from $0.075 to $0.18 per share.
Net cash used in financing activities decreased $302 million from a net cash outflow of $253 million for the year ended December 31, 2011 to a net cash inflow of $49 million for the year ended December 31, 2012. The decrease in net cash used in financing activities was primarily due to net borrowings of $63 million in 2012 compared to net repayments of $196 million in 2011. Net cash used in financing activities also benefited from higher stock option exercises in 2012 of $62 million compared to $20 million of stock option exercises in 2011. In November 2012, Celanese US completed an offering of $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022 (the "4.625% Notes"). We used part of the proceeds from the 4.625% Notes to prepay $400 million of our outstanding Term C loan facility. The remaining proceeds, together with cash on hand, were used to make a $100 million contribution to our US pension plan.

In addition, exchange rates had a favorable impact of $11 million and $6 million on cash and cash equivalents for the years ended December 31, 2013 and December 31, 2012, respectively, compared to an unfavorable impact of $2 million for the year ended December 31, 2011.
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
The 4.625% Notes were issued under an indenture, dated May 6, 2011, as amended by a second supplemental indenture, dated November 13, 2012 (the "Second Supplemental Indenture"), among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 4.625% Notes on March 15 and September 15 of each year, which commenced on March 15, 2013. Prior to November 15, 2022, Celanese US may redeem some or all of the 4.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Second Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 4.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the "5.875% Notes") in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the "First Supplemental Indenture"), among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year, which commenced on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the First Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the "6.625% Notes" and, together with the 4.625% Notes and the 5.875% Notes, collectively the "Senior Notes") under an indenture dated September 24, 2010 (the "Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act. Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year, which commenced on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after

October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The Indenture, the First Supplemental Indenture and the Second Supplemental Indenture contain covenants, including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

•	Senior Credit Facilities
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the 2010 amendment agreement, the "2010 Amended Credit Agreement"). The 2010 Amended Credit Agreement consisted of the Term C loan facility due 2016, the Term B loan facility due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US prepaid its outstanding Term B loan facility under the 2010 Amended Credit Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
As a result of the Term B loan payoff by the issuance of the 5.875% Notes, we accelerated amortization of deferred financing costs of $3 million, which is recorded as Refinancing expense in the accompanying consolidated statements of operations. In addition, we recorded deferred financing costs of $8 million, which are being amortized over the term of the 5.875% Notes.
In November 2012, Celanese US prepaid $400 million of its outstanding Term C loan facility under the 2010 Amended Credit Agreement set to mature in 2016 using proceeds from the 4.625% Notes.
As a result of the Term C loan paydown using proceeds from the issuance of the 4.625% Notes, $3 million has been recorded as Refinancing expense in the accompanying consolidated statements of operations, which includes accelerated amortization of deferred financing costs and other refinancing expenses. In addition, we recorded deferred financing costs of $8 million, which are being amortized over the term of the 4.625% Notes.
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
On April 25, 2013, Celanese US reduced the Total Credit Linked Commitment (as defined in the 2010 Amended Credit Agreement) for the credit-linked revolving facility terminating on April 2, 2014 to $200 million, and on September 10, 2013 to $81 million.
On August 14, 2013, we entered into a non-material amendment to the 2010 Amended Credit Agreement to facilitate certain of the transactions contemplated by our intentions to establish a joint venture for methanol production in Clear Lake, Texas and to make other non-material amendments.
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
As a result of the Amended Credit Agreement, $1 million has been recorded as Refinancing expense in the consolidated statements of operations, which includes accelerated amortization of deferred financing costs and other refinancing expenses. In addition, we recorded deferred financing costs of $2 million, which are being amortized over the term of the Term C-2 loan facility. As of December 31, 2013 deferred financing costs of $27 million are included in noncurrent Other assets on the consolidated balance sheet.

In December 2013, Celanese US reduced the Total Credit Linked Commitment (as defined in the Amended Credit Agreement) for the credit-linked revolving facility terminating on April 2, 2014 to $23 million.
As of December 31, 2013, the margin for borrowings under the Term C-2 loan facility was 2.0% above LIBOR (for US dollars) and 2.0% above the Euro Interbank Offered Rate ("EURIBOR") (for Euros), as applicable. As of December 31, 2013, the margin for borrowings under the revolving credit facility was 2.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in our corporate credit ratings. Borrowings under the credit-linked revolving facility bear interest at a variable interest rate based on LIBOR, plus a margin, which varies based on our net leverage ratio.
Our estimated net leverage ratio and margin are as follows:

	As of December 31, 2013
	Estimated Total Net Leverage Ratio	Estimated Margin
Credit-linked revolving facility	1.54	1.50%
Our margin on the credit-linked revolving facility may increase or decrease 0.25% based on the following:

Total Net Leverage Ratio	Margin over LIBOR or EURIBOR
< = 2.25	1.50%
> 2.25	1.75%
Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. In addition, we pay quarterly commitment fees on the unused portions of the revolving credit facility and credit-linked revolving facility of 0.25% and 1.50% per annum, respectively.
The Amended Credit Agreement is guaranteed by Celanese and certain domestic subsidiaries of Celanese US and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions (including for certain real property and certain shares of foreign subsidiaries), pursuant to the Guarantee and Collateral Agreement, dated April 2, 2007.
As a condition to borrowing funds or requesting letters of credit be issued under the revolving credit facility, our first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed the threshold as specified below. Further, our first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.
Our first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of December 31, 2013
Maximum	Estimate	Estimate, if Fully Drawn
3.90	0.88	1.38
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
We are in compliance with all of the covenants related to our debt agreements as of December 31, 2013.

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
Under the Sale Agreement, each Originator will sell or contribute, on an ongoing basis, substantially all of its accounts receivable to the Transferor. Under the Purchase Agreement, the Transferor may obtain up to $135 million (in the form of cash and/or letters of credit for our benefit) from the Purchasers through the sale of undivided interests in certain US accounts receivable. The borrowing base of the accounts receivable securitization facility is subject to downward adjustment based on the evaluation of eligible accounts receivables pursuant to the Purchase Agreement. As of December 31, 2013, the borrowing base was $129 million.
The Purchase Agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. We account for the securitization facility as secured borrowings, and the accounts receivables sold pursuant to the facility are included in the consolidated balance sheet as Trade receivables - third party and affiliates. Borrowings under this facility are classified as short-term borrowings in the consolidated balance sheet. Once sold to the Transferor, the accounts receivable are legally separate and distinct from our other assets and are not available to our creditors should we become insolvent. All of the Transferor's assets have been pledged to the Administrator in support of its obligations under the Purchase Agreement.
On September 10, 2013, Celanese US prepaid $100 million of borrowings outstanding under the credit-linked revolving facility set to mature in 2014 using funds drawn under the accounts receivable securitization facility.
During the three months ended December 31, 2013, Celanese US prepaid $50 million of borrowings outstanding under the accounts receivable securitization facility set to mature on August 28, 2016 using cash on hand.
As of December 31, 2013, the outstanding amount of accounts receivable transferred by the Originators to the Transferor was $199 million.
Balances available for borrowing are as follows:

As of December 31, 2013
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	—
Letters of credit issued	23
Available for borrowing	—
Accounts Receivable Securitization Facility
Borrowings outstanding	50
Letters of credit issued	61
Available for borrowing	18

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
Our Board of Directors approved increases in our Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2011	20	0.060	0.24	August 2011
April 2012	25	0.075	0.30	August 2012
April 2013	20	0.090	0.36	May 2013
July 2013	100	0.180	0.72	August 2013
On February 6, 2014, we declared a quarterly cash dividend of $0.18 per share on our Common Stock amounting to $28 million. The cash dividend is for the period from November 1, 2013 to January 31, 2014 and will be paid on February 28, 2014 to holders of record as of February 17, 2014.
Based on the increases in the Common Stock quarterly dividend rate during 2013 and the number of outstanding shares as of December 31, 2013, cash dividends to be paid in 2014 are expected to be at least 30% higher than those paid in 2013.
Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of December 31, 2013	893
On February 6, 2014, our Board of Directors approved an increase in our share repurchase authorization of our Common Stock to $400 million. As of December 31, 2013, we had $228 million remaining under previous authorizations.
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,					Total From February 2008 Through December 31, 2013
	2013		2012		2011
Shares repurchased	3,186,180	(1)	1,059,719	(1)	652,016	16,328,707	(2)
Average purchase price per share	$51.38		$42.44		$46.99	$40.72
Amount spent on repurchased shares (in millions)	$164		$45		$31	$665
______________________________

(1)
The years ended December 31, 2013 and 2012 exclude 6,021 shares and 5,823 shares, respectively, withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock awards. Restricted stock awards are considered outstanding at the time of issuance and therefore, the shares withheld are treated as treasury shares.

(2)	Excludes 11,844 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock awards.

The purchase of treasury stock reduces the number of shares outstanding and the repurchased shares may be used by us for compensation programs utilizing our stock and other corporate purposes. We account for treasury stock using the cost method and include treasury stock as a component of stockholders’ equity.
On October 23, 2013, our Board of Directors approved the retirement of 18,250,900 shares of treasury stock. The retired shares are now included in our pool of authorized but unissued shares.
Contractual Debt and Cash Obligations
The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2013.

			Payments due by period
	Total		Less Than 1 Year	Years 2 & 3	Years 4 & 5	After 5 Years
	(In $ millions)
Fixed Contractual Debt Obligations
Senior notes	1,500		—	—	600	900
Term C-2 loan facility	978		10	968	—	—
Interest payments on debt and other obligations	1,088	(1)	161	306	248	373
Capital lease obligations	264		14	33	42	175
Other debt	322	(2)	153	—	—	169
Total	4,152		338	1,307	890	1,617
Operating leases	410		63	103	55	189
Uncertain tax positions, including interest and penalties	264		64	—	—	200	(3)
Unconditional purchase obligations	3,724	(4)	757	1,054	611	1,302
Pension and other postretirement funding obligations	597	(5)	101	238	95	163
Environmental and asset retirement obligations	148		59	31	15	43
Total	9,295		1,382	2,733	1,666	3,514
______________________________

(1)
We have outstanding interest rate swap agreements with notional values of $1.1 billion and $0.5 billion that expire on January 2, 2014 and January 2, 2016, respectively, that have the economic effect of modifying the variable rate obligations associated with our US term loans into fixed interest obligations. The impact of these interest rate swaps was factored into the calculation of the future interest payments on long-term debt. Future interest expense is calculated using the rate in effect on December 31, 2013.

(2)
Other debt is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies, our accounts receivable securitization facility and other bank obligations.

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

(5)	Excludes expected payments from nonqualified trusts related to nonqualified pension plans of $205 million.
Contractual Guarantees and Commitments
As of December 31, 2013, we have current standby letters of credit of $84 million and bank guarantees of $16 million outstanding, which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements. In addition, the senior notes issued by Celanese US are guaranteed by Celanese and certain domestic subsidiaries of Celanese US. See Note 13 - Debt in the accompanying consolidated financial statements for a description of this guarantee and the guarantees under our senior credit facility.

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
Recoverability of Goodwill and Indefinite-Lived Assets
We assess goodwill for impairment at the reporting unit level. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by business segment management and the chief operating decision maker. Our operating business segments have been designated as our reporting units and include our engineered materials, cellulose derivatives, food ingredients, emulsion polymers, EVA polymers and intermediate chemistry businesses. We assess the recoverability of the carrying amount of our goodwill and other indefinite-lived intangible assets annually during the third quarter of our fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When assessing the recoverability of goodwill and other indefinite-lived intangible assets, we may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is less than its carrying amount. After assessing qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit or other indefinite-lived intangible asset, a quantitative analysis will be performed. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances.
In performing a quantitative analysis, recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. Use of a discounted cash flow model is common practice in assessing impairment in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying amount, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying amount. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.
Management tests other indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.
In connection with our annual indefinite-lived intangible assets impairment assessment, we recorded an impairment loss of $1 million in Other (charges) gains, net during the nine months ended September 30, 2013 to write-off the total net book value of a trademark included in the Industrial Specialties segment. Other than this trademark, the estimated fair value for each of our other indefinite-lived intangible assets exceeded the carrying amount of the underlying asset by a substantial margin.
For all significant goodwill, the estimated fair value of the asset exceeded the carrying amount of the asset by a substantial margin at the date of the most recent impairment test.
No events or changes in circumstances occurred during the three months ended December 31, 2013 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
Recoverability of Long-Lived and Amortizable Intangible Assets
We assess the recoverability of long-lived and amortizable intangible assets whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. To assess the recoverability of long-lived and amortizable intangible assets we compare the carrying amount of the asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or asset group. Long-lived and amortizable intangible assets are tested for recognition and measurement of an impairment loss at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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
Valuation methodologies utilized to evaluate goodwill and indefinite-lived intangible, amortizable intangible and long-lived assets for impairment were consistent with prior periods. We periodically engage third-party valuation consultants to assist us with this process. Specific assumptions discussed above are updated at the date of each test to consider current industry and company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment result in adjusted management projections, impairment losses may occur in future periods.

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
The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to various assumptions and management judgment. If actual results differ from the estimates made by management in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings or Other comprehensive income depending on the nature of the respective deferred tax asset. In addition, the positions taken with regard to tax contingencies may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties.

•	Benefit Obligations
We have pension and other postretirement benefit plans covering substantially all employees who meet eligibility requirements. During 2013, we settled certain of our defined benefit pension plan obligations in the United Kingdom and Canada. Additionally, pension benefits offered to all US non-union participants in our US qualified defined benefit pension plan have been frozen and the plan was closed to new participants effective December 31, 2013.
With respect to our US qualified defined benefit pension plan, minimum funding requirements are determined by the Pension Protection Act of 2006. Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These assumptions include the discount rate, compensation levels, expected long-term rates of return on plan assets and trends in health care costs. In addition to the above mentioned assumptions, actuarial consultants use factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic benefit cost recorded in future periods.
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. A significant assumption used in determining our net periodic benefit cost is the expected long-term rate of return on plan assets. As of December 31, 2013, we assumed an expected long-term rate of return on plan assets of 8.5% for the US defined benefit pension plans, which represent approximately 88% and 86% of our fair value of pension plan assets and projected benefit obligation, respectively. On average, the actual return on the US qualified defined pension plans' assets over the long-term (20 years) has exceeded 8.5%.
Another estimate that affects our pension and other postretirement net periodic benefit cost is the discount rate used in the annual actuarial valuations of pension and other postretirement benefit plan obligations. At the end of each year, we determine the appropriate discount rate used to determine the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. As of December 31, 2013, we increased the discount rate to 4.7% from 3.8% as of December 31, 2012 for the US plans.

Other postretirement benefit plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The key determinants of the accumulated postretirement benefit obligation ("APBO") are the discount rate and the health care cost trend rate. The health care cost trend rate has a significant effect on the reported amounts of APBO and related expense.
On November 5, 2013, we announced we would eliminate eligibility for all US non-union individuals to our US postretirement health care plan and terminate this plan for all US non-union participants effective December 31, 2014.
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
The estimated change in pension and postretirement net periodic benefit cost that would occur in 2014 from a change in the indicated assumptions are as follows:

	Change in Rate	Impact on Net Periodic Benefit Cost
		(In $ millions)
US Pension Benefits
Decrease in the discount rate	0.50%	(8)
Decrease in the long-term expected rate of return on plan assets(1)	0.50%	12
US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
Non-US Pension Benefits
Decrease in the discount rate	0.50%	—
Decrease in the long-term expected rate of return on plan assets	0.50%	2
Non-US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
______________________________

(1)	Excludes nonqualified pension plans.

•	Accounting for Commitments and Contingencies
We are subject to a number of legal and regulatory proceedings, lawsuits, claims, and investigations, incidental to the normal conduct of our past and current business, relating to and including product liability, intellectual property, land disputes, commercial contracts, employment, antitrust, workers' compensation, chemical exposure, asbestos exposure, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment, which are handled and defended in the ordinary course of business. We routinely assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable and reasonably estimable losses. Reasonable estimates involve judgments made by us after considering a broad range of information including: notifications, demands, settlements, which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. With respect to environmental remediation liabilities, it is our policy to accrue through fifteen years, unless we have government orders or other agreements that extend beyond fifteen years. A determination of the amount of loss contingency required, if any, is assessed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC")

Topic 450, Contingencies, and recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available.
Recent Accounting Pronouncements
See Note 3 - Accounting Pronouncements in the accompanying consolidated financial statements for a discussion of recent accounting pronouncements.
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

As of December 31, 2013
Notional Value	Effective Date	Expiration Date	Fixed Rate(1)
(In $ millions)
1,100	January 2, 2012	January 2, 2014	1.71%
500	January 2, 2014	January 2, 2016	1.02%
___________________________

(1)	Fixes the LIBOR portion of our US-dollar denominated variable rate borrowings. See Note 13 - Debt in the accompanying consolidated financial statements for further information.
Upon issuance of the 4.625% Notes and $400 million paydown of the Term C loan facility in November 2012, we dedesignated as cash flow hedges a notional value of $395 million of the $1.1 billion notional value US-dollar interest rate swap agreements expiring January 2, 2014, and a loss of $6 million was reclassified out of Accumulated other comprehensive income (loss), net, into Interest expense in the accompanying consolidated statements of operations during the three months ended December 31, 2012. Future mark-to-market adjustments on these dedesignated interest rate swap agreements were recorded in Interest expense through their expiration on January 2, 2014. See Note 13 - Debt in the accompanying consolidated financial statements for further information.
As of December 31, 2013, we had $790 million, €192 million and CNY470 million of variable rate debt and outstanding US-dollar interest rate swap agreements with a notional value of $1.1 billion that expire January 2, 2014 and additional US-dollar interest rate swap agreements with a notional value of $500 million that are in effect January 2, 2014 and expire January 2, 2016. These interest rate swap agreements have the economic effect of modifying the US-dollar variable rate obligations into fixed interest obligations. Accordingly, a 1% increase in interest rates would increase annual interest expense by $6 million.

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

2014 Maturity
(In $ millions)
Currency
Brazilian real	(12)
British pound sterling	(60)
Canadian dollar	46
Chinese renminbi	(106)
Euro	(228)
Hungarian forint	9
Japanese yen	(3)
Mexican peso	2
Singapore dollar	43
Swedish krona	(6)
Other	—
Total	(315)
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
Quarterly Financial Information
For a discussion of material events affecting performance in each quarter, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All amounts in the table below have been retroactively adjusted for the effects of discontinued operations and the change in accounting policy for defined benefit pension plans and other postretirement benefit plans described below.
Change in accounting policy regarding pension and other postretirement benefits
Effective January 1, 2013, we elected to change our policy for recognizing actuarial gains and losses and changes in the fair value of plan assets for our defined benefit pension plans and other postretirement benefit plans. We now immediately recognize in operating results net actuarial gains and losses and the change in fair value of plan assets annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured. The remaining components of our net periodic benefit cost are recorded on a quarterly basis. For further discussion, see Note 2 - Summary of Accounting Policies and Note 14 - Benefit Obligations in the accompanying consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited) (In $ millions, except per share data)
Net sales	1,605	1,653	1,636	1,616
Gross profit	333	319	346	367
Other (charges) gains, net	(4)	(3)	(4)	(147)	(1)
Operating profit (loss)	184	169	211	944
Earnings (loss) from continuing operations before tax	218	208	228	955
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	141	133	171	656
Earnings (loss) from discontinued operations	1	—	1	(2)
Net earnings (loss)	142	133	172	654
Net earnings (loss) per share — basic	0.89	0.83	1.09	4.16
Net earnings (loss) per share — diluted	0.89	0.83	1.08	4.15

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited) (In $ millions, except per share data)
Net sales	1,633	1,675	1,609	1,501
Gross profit	274	335	328	244
Other (charges) gains, net	—	(3)	2	(13)
Operating profit (loss)	111	178	176	(290)
Earnings (loss) from continuing operations before tax	120	278	186	(263)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	193	221	129	(167)
Earnings (loss) from discontinued operations	—	—	(2)	(2)
Net earnings (loss)	193	221	127	(169)
Net earnings (loss) per share — basic	1.23	1.40	0.80	(1.06)
Net earnings (loss) per share — diluted	1.21	1.38	0.79	(1.06)
______________________________

(1)
Includes $20 million of employee termination benefits, $33 million of contract termination costs and $34 million of long-lived asset impairment losses to fully write-off the related property, plant and equipment related to the closure of the our acetic anhydride facility in Roussillon, France and our vinyl acetate monomer ("VAM") facility in Tarragona, Spain in December 2013. Also includes long-lived asset impairment losses of $46 million to fully write-off the property, plant and equipment at our Singapore acetic acid production unit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2013, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celanese Corporation:
We have audited Celanese Corporation and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 7, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 7, 2014

Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the sections captioned "Proposal 1: Election of Directors," "Corporate Governance" and "Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company’s definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2014 Proxy Statement"). Information about executive officers of the Company is contained in Part I of this Annual Report.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the sections captioned "Compensation Discussion and Analysis," "Risk Assessment of Compensation Practices," "Compensation Tables," "Potential Payments Upon Termination or Change In Control," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2014 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned "Stock Ownership Information - Principal Stockholders and Beneficial Owners" of the 2014 Proxy Statement.
Equity Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plans
The following information is provided as of December 31, 2013 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,115,194	(1)	$30.85	23,862,977	(2)
Equity compensation plans not approved by security holders(3)	212,373	(4)	$28.01	—
Total	2,327,567	(5)		23,862,977
___________________________

(1)
Includes 1,737,550 restricted stock units ("RSUs") granted under the Celanese Corporation 2009 Global Incentive Plan, as amended and restated April 19, 2012 (the "2009 Plan"), including shares that may be issued pursuant to outstanding performance-based RSUs, assuming currently estimated maximum potential performance; actual shares may vary, depending on actual performance. Upon vesting, a share of the Company’s Series A common stock is issued for each restricted stock unit. Column (b) does not take these awards into account because they do not have an exercise price.

(2)
Includes shares available for future issuance under the Celanese Corporation 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 (the "ESPP"). As of December 31, 2013, an aggregate of 14,000,000 shares of our Series A common stock were available for future issuance under the ESPP. No shares have been offered for purchase under the ESPP as of December 31, 2013.

(3)
The shares to be issued under plans not approved by stockholders relate to the Celanese Corporation 2004 Stock Incentive Plan (the "2004 Plan"), which is our former broad-based stock incentive plan for executive officers, key employees and directors. No further awards were made pursuant to the 2004 Plan upon stockholder approval of the 2009 Plan in April 2009. The 2004 Plan and the 2009 Plan are described in more detail in Note 19 - Management Compensation Plans in the accompanying consolidated financial statements. Additionally, there are 32,576 shares of phantom stock for compensation for director services deferred by certain of our non-employee directors under the 2008 Deferred Compensation Plan, which are not reflected in column (a). Each share of phantom stock represents the right to receive one share of Series A common stock.

(4)	Includes no outstanding RSUs granted under the 2004 Plan.

(5)
If the performance-based RSUs included in this total vest at the target performance level (as opposed to the superior performance level), the aggregate awards outstanding at December 31, 2013 would be 1,542,687. This is comprised of 567,935 stock options, 203,233 time-based RSUs granted to employees, 22,082 restricted stock awards granted to our Chief Executive Officer, 16,153 time-based RSUs granted to non-employee directors and 733,284 performance-based RSUs assuming target performance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned "Certain Relationships and Related Person Transactions" and "Corporate Governance — Director Independence" of the 2014 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the section captioned "Proposal 3: Ratification of Independent Registered Public Accounting Firm" of the 2014 Proxy Statement.
PART IV
Item 15.  Exhibits, Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 74 of this Annual Report on Form 10-K.
2.  Financial Statement Schedules.
The financial statement schedules required by this item, if any, are included as Exhibits to this Annual Report on Form 10-K.
3.  Exhibit List.
See Index to Exhibits following our consolidated financial statements contained in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Name:	Mark C. Rohr
Title:	Chairman of the Board of Directors and Chief Executive Officer

Date:	February 7, 2014
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Sterin and Christopher W. Jensen, and each of them, his or her true and lawful attorney-in-fact and agent, each of whom may act without joinder of the other, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that any such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK C. ROHR	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 7, 2014
Mark C. Rohr

/s/ STEVEN M. STERIN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2014
Steven M. Sterin

/s/ CHRISTOPHER W. JENSEN	Senior Vice President, Finance (Principal Accounting Officer)	February 7, 2014
Christopher W. Jensen

/s/ JAMES E. BARLETT	Director	February 7, 2014
James E. Barlett

/s/ EDWARD G. GALANTE	Director	February 7, 2014
Edward G. Galante

/s/ DAVID F. HOFFMEISTER	Director	February 7, 2014
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 7, 2014
Jay V. Ihlenfeld

/s/ MARTIN G. MCGUINN	Director	February 7, 2014
Martin G. McGuinn

Signature	Title	Date

/s/ DANIEL S. SANDERS	Director	February 7, 2014
Daniel S. Sanders

/s/ FARAH M. WALTERS	Director	February 7, 2014
Farah M. Walters

/s/ JOHN K. WULFF	Director	February 7, 2014
John K. Wulff

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celanese Corporation:

We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for pension and other postretirement benefit obligations in 2013. This method has been applied retrospectively to all periods presented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 7, 2014

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In $ millions, except share and per share data)
Net sales	6,510	6,418	6,763
Cost of sales	(5,145)	(5,237)	(5,346)
Gross profit	1,365	1,181	1,417
Selling, general and administrative expenses	(311)	(830)	(805)
Amortization of intangible assets	(32)	(51)	(62)
Research and development expenses	(85)	(104)	(98)
Other (charges) gains, net	(158)	(14)	(48)
Foreign exchange gain (loss), net	(6)	(4)	—
Gain (loss) on disposition of businesses and assets, net	735	(3)	(2)
Operating profit (loss)	1,508	175	402
Equity in net earnings (loss) of affiliates	180	242	192
Interest expense	(172)	(185)	(221)
Refinancing expense	(1)	(3)	(3)
Interest income	1	2	3
Dividend income - cost investments	93	85	80
Other income (expense), net	—	5	14
Earnings (loss) from continuing operations before tax	1,609	321	467
Income tax (provision) benefit	(508)	55	(41)
Earnings (loss) from continuing operations	1,101	376	426
Earnings (loss) from operation of discontinued operations	—	(6)	2
Gain (loss) on disposition of discontinued operations	—	—	—
Income tax (provision) benefit from discontinued operations	—	2	(1)
Earnings (loss) from discontinued operations	—	(4)	1
Net earnings (loss)	1,101	372	427
Net (earnings) loss attributable to noncontrolling interests	—	—	—
Net earnings (loss) attributable to Celanese Corporation	1,101	372	427
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,101	376	426
Earnings (loss) from discontinued operations	—	(4)	1
Net earnings (loss)	1,101	372	427
Earnings (loss) per common share - basic
Continuing operations	6.93	2.37	2.72
Discontinued operations	—	(0.02)	0.01
Net earnings (loss) - basic	6.93	2.35	2.73
Earnings (loss) per common share - diluted
Continuing operations	6.91	2.35	2.68
Discontinued operations	—	(0.02)	0.01
Net earnings (loss) - diluted	6.91	2.33	2.69
Weighted average shares - basic	158,801,150	158,359,914	156,226,526
Weighted average shares - diluted	159,334,219	159,830,786	158,970,283

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Net earnings (loss)	1,101	372	427
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	—	—
Foreign currency translation	20	5	(27)
Gain (loss) on interest rate swaps	6	7	27
Pension and postretirement benefits	58	(11)	—
Total other comprehensive income (loss), net of tax	85	1	—
Total comprehensive income (loss), net of tax	1,186	373	427
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	1,186	373	427

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	984	959
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2013: $9; 2012: $9)	867	827
Non-trade receivables, net	343	209
Inventories	804	711
Deferred income taxes	115	49
Marketable securities, at fair value	41	53
Other assets	28	31
Total current assets	3,182	2,839
Investments in affiliates	841	800
Property, plant and equipment (net of accumulated depreciation - 2013: $1,672; 2012: $1,506)	3,425	3,350
Deferred income taxes	289	606
Other assets	341	463
Goodwill	798	777
Intangible assets, net	142	165
Total assets	9,018	9,000
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	177	168
Trade payables - third party and affiliates	799	649
Other liabilities	541	475
Deferred income taxes	10	25
Income taxes payable	18	38
Total current liabilities	1,545	1,355
Long-term debt	2,887	2,930
Deferred income taxes	225	50
Uncertain tax positions	200	181
Benefit obligations	1,175	1,602
Other liabilities	287	1,152
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2013 and 2012: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2013: 165,867,965 issued and 156,939,828 outstanding; 2012: 183,629,237 issued and 159,642,401 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2013 and 2012: 0 issued and outstanding)	—	—
Treasury stock, at cost (2013: 8,928,137 shares; 2012: 23,986,836 shares)	(361)	(905)
Additional paid-in capital	53	731
Retained earnings	3,011	1,993
Accumulated other comprehensive income (loss), net	(4)	(89)
Total Celanese Corporation stockholders’ equity	2,699	1,730
Noncontrolling interests	—	—
Total equity	2,699	1,730
Total liabilities and equity	9,018	9,000

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	159,642,401	—	156,463,811	—	155,759,293	—
Stock option exercises	283,682	—	3,751,825	—	842,342	—
Purchases of treasury stock	(3,192,201)	—	(1,065,542)	—	(652,016)	—
Stock awards	205,946	—	492,307	—	514,192	—
Balance as of the end of the period	156,939,828	—	159,642,401	—	156,463,811	—
Treasury Stock
Balance as of the beginning of the period	23,986,836	(905)	22,921,294	(860)	22,269,278	(829)
Purchases of treasury stock, including related fees	3,192,201	(164)	1,065,542	(45)	652,016	(31)
Retirement of treasury stock	(18,250,900)	708	—	—	—	—
Balance as of the end of the period	8,928,137	(361)	23,986,836	(905)	22,921,294	(860)
Additional Paid-In Capital
Balance as of the beginning of the period		731		627		574
Retirement of treasury stock		(708)		—		—
Stock-based compensation, net of tax		19		12		17
Stock option exercises, net of tax		11		92		36
Balance as of the end of the period		53		731		627
Retained Earnings
Balance as of the beginning of the period		1,993		1,664		1,271
Net earnings (loss) attributable to Celanese Corporation		1,101		372		427
Series A common stock dividends		(83)		(43)		(34)
Balance as of the end of the period		3,011		1,993		1,664
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(89)		(90)		(90)
Other comprehensive income (loss), net of tax		85		1		—
Balance as of the end of the period		(4)		(89)		(90)
Total Celanese Corporation stockholders’ equity		2,699		1,730		1,341
Noncontrolling Interests
Balance as of the beginning of the period		—		—		—
Net earnings (loss) attributable to noncontrolling interests		—		—		—
Balance as of the end of the period		—		—		—
Total equity		2,699		1,730		1,341

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Operating Activities
Net earnings (loss)	1,101	372	427
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	122	(12)	(6)
Depreciation, amortization and accretion	319	320	311
Pension and postretirement benefit expense	(35)	9	30
Pension and postretirement contributions	(96)	(288)	(209)
Actuarial (gain) loss on pension and postretirement plans	(104)	389	306
Pension curtailments and settlements, net	(52)	—	—
Deferred income taxes, net	344	(175)	(15)
(Gain) loss on disposition of businesses and assets, net	(737)	3	1
Refinancing expense	1	3	3
Other, net	(3)	53	56
Operating cash provided by (used in) discontinued operations	(4)	2	(9)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(23)	50	(83)
Inventories	(81)	6	(112)
Other assets	(110)	9	17
Trade payables - third party and affiliates	108	5	22
Other liabilities	12	(24)	(101)
Net cash provided by (used in) operating activities	762	722	638
Investing Activities
Capital expenditures on property, plant and equipment	(370)	(361)	(349)
Acquisitions, net of cash acquired	—	(23)	(8)
Proceeds from sale of businesses and assets, net	13	1	6
Deferred proceeds from Kelsterbach plant relocation	—	—	159
Capital expenditures related to Kelsterbach plant relocation	(7)	(49)	(204)
Other, net	(58)	(68)	(45)
Net cash provided by (used in) investing activities	(422)	(500)	(441)
Financing Activities
Short-term borrowings (repayments), net	(11)	2	(13)
Proceeds from short-term borrowings	177	71	70
Repayments of short-term borrowings	(123)	(71)	(73)
Proceeds from long-term debt	74	550	411
Repayments of long-term debt	(198)	(489)	(591)
Refinancing costs	(2)	(9)	(8)
Purchases of treasury stock, including related fees	(164)	(45)	(31)
Stock option exercises	9	62	20
Series A common stock dividends	(83)	(43)	(34)
Other, net	(5)	21	(4)
Net cash provided by (used in) financing activities	(326)	49	(253)
Exchange rate effects on cash and cash equivalents	11	6	(2)
Net increase (decrease) in cash and cash equivalents	25	277	(58)
Cash and cash equivalents as of beginning of period	959	682	740
Cash and cash equivalents as of end of period	984	959	682

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

•	Change in accounting policy regarding pension and other postretirement benefits

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
The Company now applies the long-term expected rate of return to the fair value of plan assets and immediately recognizes in operating results the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured. Events requiring a plan remeasurement will continue to be recognized in the quarter in which such remeasurement event occurs. The remaining components of the Company's net periodic benefit cost are recorded on a quarterly basis. While the Company's historical policy of recognizing the change in fair value of plan assets and net actuarial gains and losses is considered acceptable under US GAAP, the Company believes the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change improves transparency within the Company's operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred. The policy changes have no impact on future pension and postretirement benefit plan funding or pension and postretirement benefits paid to participants. Financial information for all periods presented has been retrospectively adjusted.
In connection with the changes in accounting policy for pension and other postretirement benefits and in an attempt to properly match the actual operational expenses each business segment is incurring, the Company changed its allocation of net periodic benefit cost. Previously, the Company allocated all components of net periodic benefit cost to each business segment on a ratable basis. The Company now allocates only the service cost and amortization of prior service cost components of its pension and postretirement plans to its business segments. All other components of net periodic benefit cost are recorded to Other Activities. The components of net periodic benefit cost that are no longer allocated to each business segment include interest cost, expected return on assets and net actuarial gains and losses as these components are considered financing activities managed at the corporate level. The Company believes the revised expense allocation more appropriately matches the cost incurred for active employees to the respective business segment. Business segment information for all periods presented has been retrospectively adjusted (Note 25).

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statements of operations is as follows:

	Year Ended December 31, 2013
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions, except per share data)
Cost of sales	(5,223)	78	(5,145)
Gross profit	1,287	78	1,365
Selling, general and administrative expenses	(514)	203	(311)
Research and development expenses	(95)	10	(85)
Operating profit (loss)	1,217	291	1,508
Earnings (loss) from continuing operations before tax	1,318	291	1,609
Income tax (provision) benefit	(406)	(102)	(508)
Earnings (loss) from continuing operations	912	189	1,101
Net earnings (loss)	912	189	1,101
Net earnings (loss) attributable to Celanese Corporation	912	189	1,101
Earnings (loss) per common share - basic
Continuing operations	5.74	1.19	6.93
Discontinued operations	—	—	—
Net earnings (loss) - basic	5.74	1.19	6.93
Earnings (loss) per common share - diluted
Continuing operations	5.72	1.19	6.91
Discontinued operations	—	—	—
Net earnings (loss) - diluted	5.72	1.19	6.91

	Year Ended December 31, 2012
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions, except per share data)
Cost of sales	(5,226)	(11)	(5,237)
Gross profit	1,192	(11)	1,181
Selling, general and administrative expenses	(507)	(323)	(830)
Research and development expenses	(102)	(2)	(104)
Operating profit (loss)	511	(336)	175
Earnings (loss) from continuing operations before tax	657	(336)	321
Income tax (provision) benefit	(48)	103	55
Earnings (loss) from continuing operations	609	(233)	376
Net earnings (loss)	605	(233)	372
Net earnings (loss) attributable to Celanese Corporation	605	(233)	372
Earnings (loss) per common share - basic
Continuing operations	3.84	(1.47)	2.37
Discontinued operations	(0.02)	—	(0.02)
Net earnings (loss) - basic	3.82	(1.47)	2.35
Earnings (loss) per common share - diluted
Continuing operations	3.81	(1.46)	2.35
Discontinued operations	(0.02)	—	(0.02)
Net earnings (loss) - diluted	3.79	(1.46)	2.33

	Year Ended December 31, 2011
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions, except per share data)
Cost of sales	(5,329)	(17)	(5,346)
Gross profit	1,434	(17)	1,417
Selling, general and administrative expenses	(536)	(269)	(805)
Research and development expenses	(96)	(2)	(98)
Operating profit (loss)	690	(288)	402
Earnings (loss) from continuing operations before tax	755	(288)	467
Income tax (provision) benefit	(149)	108	(41)
Earnings (loss) from continuing operations	606	(180)	426
Net earnings (loss)	607	(180)	427
Net earnings (loss) attributable to Celanese Corporation	607	(180)	427
Earnings (loss) per common share - basic
Continuing operations	3.88	(1.16)	2.72
Discontinued operations	0.01	—	0.01
Net earnings (loss) - basic	3.89	(1.16)	2.73
Earnings (loss) per common share - diluted
Continuing operations	3.81	(1.13)	2.68
Discontinued operations	0.01	—	0.01
Net earnings (loss) - diluted	3.82	(1.13)	2.69
The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statements of comprehensive income (loss) is as follows:

	Year Ended December 31, 2013
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Net earnings (loss)	912	189	1,101
Pension and postretirement benefits	247	(189)	58
Total other comprehensive income (loss), net of tax	274	(189)	85

	Year Ended December 31, 2012
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Net earnings (loss)	605	(233)	372
Pension and postretirement benefits	(244)	233	(11)
Total other comprehensive income (loss), net of tax	(232)	233	1

	Year Ended December 31, 2011
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Net earnings (loss)	607	(180)	427
Pension and postretirement benefits	(180)	180	—
Total other comprehensive income (loss), net of tax	(180)	180	—
The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated balance sheets is as follows:

	As of December 31, 2013
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Retained earnings	3,815	(804)	3,011
Accumulated other comprehensive income (loss), net	(808)	804	(4)

	As of December 31, 2012
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Retained earnings	2,986	(993)	1,993
Accumulated other comprehensive income (loss), net	(1,082)	993	(89)
The cumulative effect of the change in accounting policy for pension and other postretirement benefits on Retained earnings as of December 31, 2011 was a decrease of $760 million, with an equivalent increase to Accumulated other comprehensive income.

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statements of equity is as follows:

	2013
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Retained earnings as of the beginning of the period	2,986	(993)	1,993
Net earnings (loss) attributable to Celanese Corporation	912	189	1,101
Retained earnings as of the end of the period	3,815	(804)	3,011
Accumulated other comprehensive income (loss), net as of the beginning of the period	(1,082)	993	(89)
Other comprehensive income (loss), net of tax	274	(189)	85
Accumulated other comprehensive income (loss), net as of the end of the period	(808)	804	(4)

	2012
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Retained earnings as of the beginning of the period	2,424	(760)	1,664
Net earnings (loss) attributable to Celanese Corporation	605	(233)	372
Retained earnings as of the end of the period	2,986	(993)	1,993
Accumulated other comprehensive income (loss), net as of the beginning of the period	(850)	760	(90)
Other comprehensive income (loss), net of tax	(232)	233	1
Accumulated other comprehensive income (loss), net as of the end of the period	(1,082)	993	(89)

	2011
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Retained earnings as of the beginning of the period	1,851	(580)	1,271
Net earnings (loss) attributable to Celanese Corporation	607	(180)	427
Retained earnings as of the end of the period	2,424	(760)	1,664
Accumulated other comprehensive income (loss), net as of the beginning of the period	(670)	580	(90)
Other comprehensive income (loss), net of tax	(180)	180	—
Accumulated other comprehensive income (loss), net as of the end of the period	(850)	760	(90)

The retrospective effect of the change in accounting policy for pension and other postretirement benefits to the consolidated statements of cash flows is as follows:

	Year Ended December 31, 2013
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Net earnings (loss)	912	189	1,101
Pension and postretirement benefit expense	—	(35)	(35)
Pension and postretirement contributions	—	(96)	(96)
Actuarial (gain) loss on pension and postretirement plans	—	(104)	(104)
Pension curtailments and settlements, net	—	(52)	(52)
Deferred income taxes, net	242	102	344
Other liabilities	16	(4)	12

	Year Ended December 31, 2012
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Net earnings (loss)	605	(233)	372
Pension and postretirement benefit expense	—	9	9
Pension and postretirement contributions	—	(288)	(288)
Actuarial (gain) loss on pension and postretirement plans	—	389	389
Deferred income taxes, net	(73)	(102)	(175)
Other liabilities	(249)	225	(24)

	Year Ended December 31, 2011
	Previous Accounting Method	Effect of Change	As Reported
	(In $ millions)
Net earnings (loss)	607	(180)	427
Pension and postretirement benefit expense	—	30	30
Pension and postretirement contributions	—	(209)	(209)
Actuarial (gain) loss on pension and postretirement plans	—	306	306
Deferred income taxes, net	93	(108)	(15)
Other liabilities	(262)	161	(101)

•	Cash and cash equivalents
All highly liquid investments with original maturities of three months or less are considered cash equivalents.

•	Inventories
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
The Company assesses the recoverability of the carrying value of its investments whenever events or changes in circumstances indicate a loss in value that is other than a temporary decline. A loss in value of an equity method or cost method investment, which is other than a temporary decline, will be recognized as the difference between the carrying amount of the investment and its fair value.
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
Customer-related intangible assets and other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from four to 20 years.
The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business ("goodwill"), trademarks and trade names and other indefinite-lived intangible assets are not amortized, but rather tested for impairment, at least annually. The Company assesses the recoverability of the carrying amount of its reporting unit goodwill and other indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment losses are recorded primarily to Other (charges) gains, net.
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, the Company may first assess qualitative factors. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds fair value, a quantitative analysis may be required. The Company may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis.
Recoverability of the carrying value of goodwill is measured at the reporting unit level based on the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). In performing a quantitative analysis, the Company measures the recoverability of goodwill for each reporting unit using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurement ("FASB ASC Topic 820"). The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company may engage third-party valuation consultants to assist with this process. The valuation consultants assess fair value by equally weighting a combination of two market approaches (market multiple analysis and comparable transaction analysis) and the discounted cash flow approach.
If the calculated fair value is less than the current carrying amount, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company, or in certain circumstances, a third-party valuation consultant engaged by the Company to assist with the process, will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying amount. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

In performing a quantitative analysis, recoverability is measured by a comparison of the carrying amount of the indefinite-lived intangible asset over its fair value. Any excess of the carrying amount of the indefinite-lived intangible asset over its fair value is recognized as an impairment loss. The Company periodically engages third-party valuation consultants to assist with this process.
Management tests indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset, which is classified as a Level 3 measurement under FASB ASC Topic 820. The relief from royalty method estimates the Company's theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.
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
Gains and losses on derivative instruments qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss), net, to the extent the hedges are effective, until the underlying transactions are recognized in earnings. The ineffective portions of cash flow hedges, if any, are recognized in earnings immediately. Derivative instruments not designated as hedges are marked to market at the end of each accounting period with the change in fair value recorded in earnings.

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
The Company manufactures and sells a diverse line of chemical products throughout the world. Accordingly, the Company's operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous materials. The Company recognizes losses and accrues liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Depending on the nature of the site, the Company accrues through 15 years, unless the Company has government orders or other agreements that extend beyond 15 years. If the event of loss is neither probable nor reasonably estimable, but is reasonably possible, the Company provides disclosure in the notes to the consolidated financial statements if the contingency is considered material. The Company estimates environmental liabilities on a case-by-case basis using the most current status of available facts, existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Recoveries of environmental costs from other parties are recorded as assets when their receipt is deemed probable.
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
3. Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position or cash flows.
In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815. The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government ("UST") and the London Interbank Offered Rate ("LIBOR"). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.
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
The Company allocated the purchase price of the acquisitions to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies, which are considered Level 3 measurements under FASB ASC Topic 820. The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company, with the assistance of third-party valuation consultants, calculated the fair value of the intangible assets acquired to allocate the purchase price at the acquisition date.
Ventures
On May 15, 2013, the Company and Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), signed an agreement to establish a joint venture for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at the Company's Clear Lake facility. The planned methanol facility will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015. The Company has incurred pre-formation costs, including costs for long lead time materials, which are subject to reimbursement from Mitsui and are included in Non-trade receivables, net in the consolidated balance sheets (Note 6).
Plant Closures
• Roussillon, France
On November 4, 2013, the Company announced its intent to initiate an information and consultation process on the contemplated closure of its acetic anhydride facility in Roussillon, France. On December 10, 2013, the Company announced it had completed the consultation process pursuant to which the Company ceased all manufacturing operations in December 2013. The Roussillon, France operations are included in the Acetyl Intermediates segment.

The exit costs and plant shutdown costs related to the closure of the Roussillon facility (Note 17) are as follows:

Year Ended December 31,
2013
(In $ millions)
Employee termination benefits	(6)
Asset impairments	(3)
Contract termination costs	(3)
Total exit costs recorded to Other (charges) gains, net	(12)

Gain (loss) on disposition of assets, net	(1)
Other	(1)
Total plant shutdown costs	(2)
• Tarragona, Spain
On November 4, 2013, the Company announced its intent to initiate an information and consultation process on the contemplated closure of its vinyl acetate monomer ("VAM") facility in Tarragona, Spain. On December 10, 2013, the Company announced it had completed the consultation process pursuant to which the Company ceased all manufacturing operations in December 2013. The Tarragona, Spain VAM operations are included in the Acetyl Intermediates segment.
The exit costs and plant shutdown costs related to the closure of the Tarragona VAM facility (Note 17) are as follows:

Year Ended December 31,
2013
(In $ millions)
Employee termination benefits	(14)
Asset impairments	(31)
Contract termination costs	(30)
Total exit costs recorded to Other (charges) gains, net	(75)

Gain (loss) on disposition of assets, net	(1)
Other	(2)
Total plant shutdown costs	(3)
• Spondon, Derby, United Kingdom
In August 2010, the Company announced it would consolidate its global acetate manufacturing capabilities by closing its acetate flake and acetate tow manufacturing operations in Spondon, Derby, United Kingdom. In November 2012, the Company ceased manufacturing acetate flake and acetate tow at its Spondon, Derby, United Kingdom site. The Company now serves its cellulose derivatives customers by optimizing its global production network, which includes facilities in Lanaken, Belgium; Narrows, Virginia; and Ocotlan, Mexico, as well as the Company's cellulose derivatives ventures in China. The Spondon, Derby, United Kingdom operations are included in the Consumer Specialties segment.

The exit costs and plant shutdown costs related to the closure of the acetate flake and acetate tow manufacturing operations in Spondon, Derby, United Kingdom are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Employee termination benefits	—	(5)	(4)
Asset impairments	—	(8)	—
Total exit costs recorded to Other (charges) gains, net	—	(13)	(4)

Accelerated depreciation	—	(6)	(7)
Other	(3)	(5)	(3)
Total plant shutdown costs	(3)	(11)	(10)
5. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 14).
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Mutual Funds
Amortized cost	41	53
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	41	53
See Note 22 - Fair Value Measurements for additional information regarding the fair value of the Company's marketable securities.

6. Receivables, Net

	As of December 31,
	2013	2012
	(In $ millions)
Trade receivables - third party and affiliates	876	836
Allowance for doubtful accounts - third party and affiliates	(9)	(9)
Trade receivables - third party and affiliates, net	867	827

	As of December 31,
	2013	2012
	(In $ millions)
Non-income taxes receivable	133	80
Reinsurance receivables	25	22
Income taxes receivable	23	53
Receivable from Mitsui venture (Note 4)	70	—
Other	92	55
Allowance for doubtful accounts - other	—	(1)
Non-trade receivables, net	343	209
7. Inventories

	As of December 31,
	2013	2012
	(In $ millions)
Finished goods	571	514
Work-in-process	59	42
Raw materials and supplies	174	155
Total	804	711

8. Investments in Affiliates
The Company is a party to various transactions with affiliated companies. Entities in which the Company has an investment accounted for under the cost or equity method of accounting are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2011	2013	2012	2011
	(In percentages)		(In $ millions)
Advanced Engineered Materials
Ibn Sina	25	25	68	55	111	130	112	(97)	(126)	(111)
Fortron Industries LLC	50	50	95	92	8	9	7	(5)	(3)	—
Korea Engineering Plastics Co., Ltd.	50	50	154	153	15	19	23	(19)	(23)	(22)
Polyplastics Co., Ltd.(3)	45	45	151	138	14	32	19	—	(81)	(45)
Una SA(1)	—	—	—	—	—	—	—	—	—	(3)
Other Activities
InfraServ GmbH & Co. Gendorf KG	39	39	42	36	10	9	10	(6)	(7)	(3)
InfraServ GmbH & Co. Hoechst KG(4)	32	32	159	143	17	38	16	(9)	(18)	(16)
InfraServ GmbH & Co. Knapsack KG	27	27	22	22	4	5	5	(5)	(4)	(5)
Consumer Specialties
Sherbrooke Capital Health and Wellness, L.P.(2)	10	10	5	5	1	—	—	—	—	—
Total			696	644	180	242	192	(141)	(262)	(205)
______________________________

(1)	The Company divested this investment in March 2011.

(2)	The Company accounts for its ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

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

Cost Method
Cost method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2011
	(In percentages)		(In $ millions)
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	13	13	12
Nantong Cellulose Fibers Co. Ltd.	31	31	106	106	68	59	56
Zhuhai Cellulose Fibers Co. Ltd.	30	30	14	14	11	11	10
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	6	6	1	2	2
Other(1)			5	16	—	—	—
Total			145	156	93	85	80
______________________________

(1)
The Company's Hoechst Italia SpA investment of $9 million was liquidated during the three months ended June 30, 2013 resulting in a gain of $2 million included in Other income (expense), net in the consolidated statements of operations. The Company's Complejo Industrial Taqsa A.I.E. investment was impaired during the three months ended December 31, 2013 as a result of the closure of the Company's Tarragona, Spain VAM facility (Note 4). An impairment loss of $2 million is included in Other income (expense), net in the consolidated statements of operations.

Transactions with Affiliates
Transactions with affiliates are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Purchases	264	208	238
Sales	—	1	10
Interest income	—	—	1
Balances with affiliates are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Non-trade receivables	31	11
Total due from affiliates	31	11

Short-term borrowings	26	36
Trade payables	24	9
Current Other liabilities	6	6
Total due to affiliates	56	51
The Company has agreements with certain affiliates, primarily real estate service companies ("InfraServ Entities") (Note 15), whereby excess affiliate cash is lent to and managed by the Company, at variable interest rates governed by those agreements.

9. Property, Plant and Equipment, Net

	As of December 31,
	2013	2012
	(In $ millions)
Land	45	49
Land improvements	44	45
Buildings and building improvements	692	675
Machinery and equipment	3,965	3,760
Construction in progress	351	327
Gross asset value	5,097	4,856
Accumulated depreciation	(1,672)	(1,506)
Net book value	3,425	3,350
Assets under capital leases, net, included in the amounts above are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Buildings	17	34
Machinery and equipment	297	290
Accumulated depreciation	(110)	(122)
Net book value	204	202
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Capitalized interest	9	7	4
Depreciation expense	280	261	232
During 2013, 2012 and 2011, certain long-lived assets were impaired (Note 4 and Note 17).

10. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2011
Goodwill	294	246	35	185	760
Accumulated impairment losses	—	—	—	—	—
Net book value	294	246	35	185	760
Acquisitions (Note 4)	—	—	7	—	7
Exchange rate changes	3	3	—	4	10
As of December 31, 2012
Goodwill	297	249	42	189	777
Accumulated impairment losses	—	—	—	—	—
Net book value	297	249	42	189	777
Acquisitions	—	—	—	—	—
Exchange rate changes	6	5	1	9	21
As of December 31, 2013
Goodwill	303	254	43	198	798
Accumulated impairment losses	—	—	—	—	—
Net book value	303	254	43	198	798
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2013 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin. No events or changes in circumstances occurred during the three months ended December 31, 2013 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2011	32	513	27	24	596
Acquisitions (Note 4)	—	4	3	8	15
Exchange rate changes	—	8	—	—	8
As of December 31, 2012	32	525	30	32	619
Acquisitions	—	—	—	7	7	(1)
Exchange rate changes	1	19	—	—	20
As of December 31, 2013	33	544	30	39	646
Accumulated Amortization
As of December 31, 2011	(13)	(433)	(14)	(18)	(478)
Amortization	(3)	(40)	(3)	(5)	(51)
Exchange rate changes	—	(7)	—	—	(7)
As of December 31, 2012	(16)	(480)	(17)	(23)	(536)
Amortization	(3)	(23)	(4)	(2)	(32)
Exchange rate changes	(1)	(18)	—	—	(19)
As of December 31, 2013	(20)	(521)	(21)	(25)	(587)
Net book value	13	23	9	14	59
______________________________

(1)	Weighted average amortization period of intangible assets acquired was 29 years.
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
Gross Asset Value
As of December 31, 2011	79
Acquisitions (Note 4)	2
Accumulated impairment losses	—
Exchange rate changes	1
As of December 31, 2012	82
Acquisitions	—
Accumulated impairment losses	(1)
Exchange rate changes	2
As of December 31, 2013	83
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
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
If the calculated fair value as described above is less than the current carrying amount, impairment of the indefinite-lived intangible asset may exist. In connection with the Company’s annual indefinite-lived intangible assets impairment assessment, the Company recorded an impairment loss of $1 million in Other (charges) gains, net (Note 17) during the nine months ended September 30, 2013 to fully write-off the book value of a trademark included in the Industrial Specialties segment. Other than this trademark, the estimated fair value for each of the Company's other indefinite-lived intangible assets exceeded the carrying amount of the underlying asset by a substantial margin.
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
No events or changes in circumstances occurred during the three months ended December 31, 2013 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
The Company’s trademarks and trade names have an indefinite life. For the year ended December 31, 2013, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2014	20
2015	11
2016	8
2017	7
2018	4

11. Current Other Liabilities

	As of December 31,
	2013	2012
	(In $ millions)
Salaries and benefits	96	74
Environmental (Note 15)	30	21
Restructuring (Note 17)	60	30
Insurance	14	15
Asset retirement obligations	29	38
Derivatives (Note 21)	12	23
Current portion of benefit obligations (Note 14)	78	47
Interest	24	23
Sales and use tax/foreign withholding tax payable	12	17
Uncertain tax positions (Note 18)	64	65
Customer rebates	48	44
Other	74	78
Total	541	475
12. Noncurrent Other Liabilities

	As of December 31,
	2013	2012
	(In $ millions)
Environmental (Note 15)	67	78
Insurance	50	58
Deferred revenue	28	36
Deferred proceeds(1)	53	909
Asset retirement obligations	18	26
Derivatives (Note 21)	3	8
Restructuring (Note 17)	2	—
Income taxes payable	20	2
Other	46	35
Total	287	1,152
______________________________

(1)
Proceeds received from the Frankfurt, Germany Airport as part of a settlement for the Company to cease operations and sell its Kelsterbach, Germany manufacturing site, included in the Advanced Engineered Materials segment, were recognized during the three months ended December 31, 2013 (Note 27).

Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Balance at beginning of year	64	64	77
Additions(1)	5	3	—
Accretion	2	3	3
Payments	(23)	(12)	(10)
Revisions to cash flow estimates(2)	(2)	5	(5)
Exchange rate changes	1	1	(1)
Balance at end of year	47	64	64
______________________________

(1)	Primarily relates to sites which management no longer considers to have an indeterminate life.

(2)	Primarily relates to revisions to the estimated cost and timing of future obligations.
Included in the asset retirement obligations for the years ended December 31, 2013 and 2012 is $10 million and $10 million, respectively, related to indemnifications received for a business acquired in 2005. The Company has a corresponding receivable of $5 million in Non-trade receivables, net and $5 million included in noncurrent Other assets in the consolidated balance sheet as of December 31, 2013.
Periodically, the Company will conclude a site no longer has an indeterminate life based on long-lived asset impairment triggering events and decisions made by the Company. Accordingly, the Company will record asset retirement obligations associated with such sites. To measure the fair value of the asset retirement obligations, the Company will use the expected present value technique, which is classified as a Level 3 measurement under FASB ASC Topic 820. The expected present value technique uses a set of cash flows that represent the probability-weighted average of all possible cash flows based on the Company's judgment. The Company uses the following inputs to determine the fair value of the asset retirement obligations based on the Company's experience with fulfilling obligations of this type and the Company's knowledge of market conditions: a) labor costs; b) allocation of overhead costs; c) profit on labor and overhead costs; d) effect of inflation on estimated costs and profits; e) risk premium for bearing the uncertainty inherent in cash flows, other than inflation; f) time value of money represented by the risk-free interest rate commensurate with the timing of the associated cash flows; and g) nonperformance risk relating to the liability, which includes the Company's own credit risk.
The Company has identified but not recognized asset retirement obligations related to certain of its existing operating facilities. Examples of these types of obligations include demolition, decommissioning, disposal and restoration activities. Legal obligations exist in connection with the retirement of these assets upon closure of the facilities or abandonment of the existing operations. However, the Company currently plans on continuing operations at these facilities indefinitely and therefore, a reasonable estimate of fair value cannot be determined at this time. In the event the Company considers plans to abandon or cease operations at these sites, an asset retirement obligation will be reassessed at that time. If certain operating facilities were to close, the related asset retirement obligations could significantly affect the Company's results of operations and cash flows.

13. Debt

	As of December 31,
	2013	2012
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	24	60
Short-term borrowings, including amounts due to affiliates	103	108
Accounts receivable securitization facility	50	—
Total	177	168
The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates and borrowings under the accounts receivable securitization facility, was 3.2% as of December 31, 2013 compared to 4.0% as of December 31, 2012. The weighted average interest rate on the accounts receivable securitization facility was 0.7% as of December 31, 2013.

	As of December 31,
	2013	2012
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C loan due 2016	—	977
Senior credit facilities - Term C-2 loan due 2016	978	—
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Credit-linked revolving facility due 2014, interest rate of 1.8%	—	50
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	182
Obligations under capital leases due at various dates through 2054	264	244
Other bank obligations	—	37
Subtotal	2,911	2,990
Current installments of long-term debt	(24)	(60)
Total	2,887	2,930
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
The 4.625% Notes were issued under an indenture, dated May 6, 2011, as amended by a second supplemental indenture, dated November 13, 2012 (the "Second Supplemental Indenture"), among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 4.625% Notes on March 15 and September 15 of each year, which commenced on March 15, 2013. Prior to November 15, 2022, Celanese US may redeem some or all of the 4.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Second Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 4.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In May 2011, Celanese US completed an offering of $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 (the "5.875% Notes") in a public offering registered under the Securities Act. The 5.875% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.

The 5.875% Notes were issued under an indenture and a first supplemental indenture, each dated May 6, 2011 (the "First Supplemental Indenture"), among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. Celanese US pays interest on the 5.875% Notes on June 15 and December 15 of each year, which commenced on December 15, 2011. Prior to June 15, 2021, Celanese US may redeem some or all of the 5.875% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the First Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 5.875% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US.
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the "6.625% Notes" and, together with the 4.625% Notes and the 5.875% Notes, collectively the "Senior Notes") under an indenture dated September 24, 2010 (the "Indenture") among Celanese US, Celanese, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as trustee. In April 2011, Celanese US registered the 6.625% Notes under the Securities Act. Celanese US pays interest on the 6.625% Notes on April 15 and October 15 of each year, which commenced on April 15, 2011. The 6.625% Notes are redeemable, in whole or in part, at any time on or after October 15, 2014 at the redemption prices specified in the Indenture. Prior to October 15, 2014, Celanese US may redeem some or all of the 6.625% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. The 6.625% Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The 6.625% Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.
The Indenture, the First Supplemental Indenture and the Second Supplemental Indenture contain covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
Senior Credit Facilities
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the 2010 amendment agreement, the "2010 Amended Credit Agreement"). The 2010 Amended Credit Agreement consisted of the Term C loan facility due 2016, the Term B loan facility due 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating in 2014.
In May 2011, Celanese US prepaid its outstanding Term B loan facility under the 2010 Amended Credit Agreement set to mature in 2014 with an aggregate principal amount of $516 million using proceeds from the 5.875% Notes and cash on hand.
As a result of the Term B loan payoff by the issuance of the 5.875% Notes, the Company accelerated amortization of deferred financing costs of $3 million, which is recorded as Refinancing expense in the consolidated statements of operations. In addition, the Company recorded deferred financing costs of $8 million, which are being amortized over the term of the 5.875% Notes.
In November 2012, Celanese US prepaid $400 million of its outstanding Term C loan facility under the 2010 Amended Credit Agreement set to mature in 2016 using proceeds from the 4.625% Notes.
As a result of the Term C loan paydown using proceeds from the issuance of the 4.625% Notes, $3 million has been recorded as Refinancing expense in the consolidated statements of operations, which includes accelerated amortization of deferred financing costs and other refinancing expenses. In addition, the Company recorded deferred financing costs of $8 million, which are being amortized over the term of the 4.625% Notes.
In anticipation of the Company's change in pension accounting policy, in January 2013, the Company entered into a non-material amendment to the 2010 Amended Credit Agreement with the effect that certain computations for covenant compliance purposes will be evaluated as if the change in pension accounting policy had not occurred. The amendment also modified the 2010 Amended Credit Agreement in other, non-material respects.
On April 25, 2013, Celanese US reduced the Total Credit Linked Commitment (as defined in the 2010 Amended Credit Agreement) for the credit-linked revolving facility terminating on April 2, 2014 to $200 million, and on September 10, 2013 to $81 million.

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
As a result of the Amended Credit Agreement, $1 million has been recorded as Refinancing expense in the consolidated statements of operations, which includes accelerated amortization of deferred financing costs and other refinancing expenses. In addition, the Company recorded deferred financing costs of $2 million, which are being amortized over the term of the Term C-2 loan facility.
In December 2013, Celanese US reduced the Total Credit Linked Commitment (as defined in the Amended Credit Agreement) for the credit-linked revolving facility terminating on April 2, 2014 to $23 million.
Amortization of deferred financing costs is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Interest expense	5	4	4
Net deferred financing costs are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Noncurrent Other assets	27	30
As of December 31, 2013, the margin for borrowings under the Term C-2 loan facility was 2.0% above LIBOR (for US dollars) and 2.0% above the Euro Interbank Offered Rate ("EURIBOR") (for Euros), as applicable. As of December 31, 2013, the margin for borrowings under the revolving credit facility was 2.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the Company’s corporate credit ratings. Borrowings under the credit-linked revolving facility bear interest at a variable interest rate based on LIBOR, plus a margin, which varies based on the Company's net leverage ratio.
The estimated net leverage ratio and margin are as follows:

	As of December 31, 2013
	Estimated Total Net Leverage Ratio	Estimated Margin
Credit-linked revolving facility	1.54	1.50%
The margin on the credit-linked revolving facility may increase or decrease 0.25% based on the following:

Total Net Leverage Ratio	Margin over LIBOR or EURIBOR
< = 2.25	1.50%
> 2.25	1.75%
Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. In addition, the Company pays quarterly commitment fees on the unused portions of the revolving credit facility and credit-linked revolving facility of 0.25% and 1.50% per annum, respectively.

The Amended Credit Agreement is guaranteed by Celanese and certain domestic subsidiaries of Celanese US and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions (including for certain real property and certain shares of foreign subsidiaries), pursuant to the Guarantee and Collateral Agreement, dated April 2, 2007.
As a condition to borrowing funds or requesting letters of credit be issued under the revolving credit facility, the Company’s first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed the threshold as specified below. Further, the Company’s first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.
The Company’s first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of December 31, 2013
Maximum	Estimate	Estimate, if Fully Drawn
3.90	0.88	1.38
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
The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2013.
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
Under the Sale Agreement, each Originator will sell or contribute, on an ongoing basis, substantially all of its accounts receivable to the Transferor. Under the Purchase Agreement, the Transferor may obtain up to $135 million (in the form of cash and/or letters of credit for the benefit of the Company and its subsidiaries) from the Purchasers through the sale of undivided interests in certain US accounts receivable. The borrowing base of the accounts receivable securitization facility is subject to downward adjustment based on the evaluation of eligible accounts receivables pursuant to the Purchase Agreement. As of December 31, 2013, the borrowing base was $129 million.
The Purchase Agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. The Company accounts for the securitization facility as secured borrowings, and the accounts receivables sold pursuant to the facility are included in the consolidated balance sheet as Trade receivables - third party and affiliates. Borrowings under this facility are classified as short-term borrowings in the consolidated balance sheet. Once sold to the Transferor, the accounts receivable are legally separate and distinct from the other assets of the Company and are not available to the Company's creditors should the Company become insolvent. All of the Transferor's assets have been pledged to the Administrator in support of its obligations under the Purchase Agreement.
On September 10, 2013, Celanese US prepaid $100 million of borrowings outstanding under the credit-linked revolving facility set to mature in 2014 using funds drawn under the accounts receivable securitization facility.

During the three months ended December 31, 2013, Celanese US prepaid $50 million of borrowings outstanding under the accounts receivable securitization facility set to mature on August 28, 2016 using cash on hand.
As of December 31, 2013, the outstanding amount of accounts receivable transferred by the Originators to the Transferor was $199 million.
The Company's balances available for borrowing are as follows:

As of December 31, 2013
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Credit-Linked Revolving Facility
Borrowings outstanding	—
Letters of credit issued	23
Available for borrowing	—
Accounts Receivable Securitization Facility
Borrowings outstanding	50
Letters of credit issued	61
Available for borrowing	18
Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2014	177
2015	25
2016	976
2017	20
2018	622
Thereafter	1,244
Total	3,064
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
During the three months ended December 31, 2013, the Company settled certain of its defined benefit pension plan obligations in the United Kingdom and Canada, which resulted in the recognition of settlement losses of $9 million in the consolidated statement of operations. Additionally, effective December 31, 2013, benefits offered to all US non-union eligible employees in the Company's US qualified defined benefit pension plan have been frozen and the US qualified defined benefit pension plan was closed to new participants. Accumulated benefits earned and service rendered through December 31, 2013 under the US qualified defined benefit pension plan provisions will continue to be considered for purposes of determining retirement benefits and eligibility for early retirement. These actions resulted in the recognition of a curtailment gain of $61 million in the consolidated statements of operations for the three months ended December 31, 2013.

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

Based on the 2013 unaudited and 2012 audited multiemployer defined benefit plan's financial statements, the plan is 100% funded in 2013, 2012 and 2011. The number of employees covered by the Company's multiemployer defined benefit plan remained relatively stable year over year from 2011 to 2013, resulting in minimal changes to employer contributions. The Company's participation in the German multiemployer defined benefit plan is not considered individually significant to that plan as the Company's contributions were less than 5% in both 2013 and 2012. No other factors would indicate the Company's participation in the German multiemployer defined benefit plan is individually significant.
Contributions to the Company's defined contribution plans and multiemployer plans are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Defined contribution plans	19	17	15
Multiemployer pension plan	8	6	6
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
On November 5, 2013, the Company announced it would amend its US postretirement health care plan to (a) eliminate eligibility for all US non-union individuals not eligible to participate prior to November 5, 2013; (b) terminate its US postretirement health care plan on December 31, 2014 for all US non-union participants eligible to participate prior to November 5, 2013; and (c) offer certain eligible US non-union individuals a lump-sum buyout payment if they irrevocably waive all future benefits under the US postretirement health care plan and end their participation before December 31, 2014. These actions generated a prior service credit of $92 million, which was recorded to Accumulated other comprehensive income, net in the consolidated balance sheets and will be amortized ratably into the consolidated statements of operations beginning November 1, 2013 through December 31, 2014. As of December 31, 2013, the Company had made $23 million in lump-sum buyout payments to US non-union individuals.

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2013	2012	2013	2012
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	4,199	3,761	292	281
Service cost	34	28	2	1
Interest cost	154	170	9	11
Participant contributions	—	—	23	22
Plan amendments	(1)	—	(92)	4
Net actuarial (gain) loss(1)	(119)	466	(37)	12
Settlements	(172)	—	(23)	—
Benefits paid	(244)	(242)	(43)	(46)
Federal subsidy on Medicare Part D	—	—	6	6
Curtailments	(67)	—	—	—
Exchange rate changes	6	16	(1)	1
Other	9	—	—	—
Projected benefit obligation as of end of period	3,799	4,199	136	292
Change in Plan Assets
Fair value of plan assets as of beginning of period	2,896	2,562	—	—
Actual return on plan assets	171	294	—	—
Employer contributions	59	270	43	24
Participant contributions	—	—	23	22
Settlements	(173)	—	(23)	—
Benefits paid(4)	(244)	(242)	(43)	(46)
Exchange rate changes	—	12	—	—
Fair value of plan assets as of end of period	2,709	2,896	—	—
Funded status as of end of period	(1,090)	(1,303)	(136)	(292)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	11	26	—	—
Current Other liabilities	(23)	(23)	(55)	(24)
Benefit obligations	(1,078)	(1,306)	(81)	(268)
Net amount recognized	(1,090)	(1,303)	(136)	(292)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(2)	9	9	—	—
Prior service (benefit) cost(3)	(3)	6	(75)	4
Net amount recognized	6	15	(75)	4
______________________________

(1)	Primarily relates to change in discount rates.

(2)
Amount includes accumulated other comprehensive losses of $9 million and $9 million as of December 31, 2013 and 2012, respectively, related to the pension plans of the Company's equity method investments.

(3)	Amount shown net of an income tax expense of $26 million and income tax benefit of $4 million as of December 31, 2013 and 2012, respectively, in the consolidated statements of equity (Note 16).

(4)	Includes benefit payments to nonqualified pension plans of $22 million and $22 million as of December 31, 2013 and 2012, respectively.

The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2013	2012	2013	2012
	(In percentages)
US plans	86	84	75	88
International plans	14	16	25	12
Total	100	100	100	100
The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2013	2012
	(In percentages)
US plans	88	83
International plans	12	17
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Projected benefit obligation	3,749	3,986
Fair value of plan assets	2,648	2,657
Included in the above table are pension plans with accumulated benefit obligations in excess of plan assets as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Accumulated benefit obligation	3,715	3,881
Fair value of plan assets	2,633	2,654
The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Accumulated benefit obligation	3,778	4,096

The components of net periodic benefit costs are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In $ millions)
Service cost	34	28	28	2	1	1
Interest cost	154	170	182	9	11	13
Expected return on plan assets	(223)	(204)	(195)	—	—	—
Amortization of prior service cost	1	2	1	(12)	1	—
Recognized actuarial (gain) loss	(67)	377	293	(37)	12	13
Curtailment (gain) loss	(61)	—	—	—	—	—
Settlement (gain) loss	9	—	—	—	—	—
Special termination benefits	—	—	—	—	—	—
Total	(153)	373	309	(38)	25	27
Amortization of Accumulated other comprehensive income (loss), net into net periodic benefit cost in 2014 is expected to be as follows:

	Pension Benefits	Postretirement Benefits
	(In $ millions)
Prior service cost	—	(78)
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain US employees as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Nonqualified Trust Assets
Marketable securities, at fair value	41	53
Noncurrent Other assets, consisting of insurance contracts	62	66
Nonqualified Pension Obligations
Current Other liabilities	22	22
Benefit obligations	247	264
Expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Total	6	17	18
Valuation
The Company applies the long-term expected rate of return to the fair value of plan assets and immediately recognizes the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured. Events requiring a plan remeasurement will be recognized in the quarter in which such remeasurement event occurs. The remaining components of the Company's net periodic benefit cost are recorded on a quarterly basis. The policy changes have no impact on future pension and postretirement benefit plan funding or pension and postretirement benefits paid to participants.

The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2013	2012	2013	2012
	(In percentages)
Discount Rate Obligations
US plans	4.7	3.8	4.3	3.4
International plans	3.7	3.6	4.5	3.8
Combined	4.6	3.8	4.4	3.5
Rate of Compensation Increase
US plans	3.0	4.0
International plans	2.8	2.9
Combined	3.0	3.8
The principal weighted average assumptions used to determine benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In percentages)
Discount Rate Obligations
US plans	3.8	4.6	5.3	3.4	4.3	4.9
International plans	3.6	4.7	5.1	3.8	4.0	5.0
Combined	3.8	4.6	5.3	3.5	4.3	4.9
Expected Return on Plan Assets
US plans	8.5	8.5	8.5
International plans	5.8	6.0	6.0
Combined	8.0	8.1	8.1
Rate of Compensation Increase
US plans	4.0	4.0	4.0
International plans	2.9	2.9	2.7
Combined	3.8	3.8	3.6
The expected rate of return is assessed annually and is based on long-term relationships among major asset classes and the level of incremental returns that can be earned by the successful implementation of different active investment management strategies. Equity returns are based on estimates of long-term inflation rate, real rate of return, 10-year Treasury bond premium over cash and equity risk premium. Fixed income returns are based on maturity, long-term inflation, real rate of return and credit spreads. The US qualified defined benefit plans' actual return on assets for the year ended December 31, 2013 was 7.9% versus an expected long-term rate of asset return assumption of 8.5%.
In the US, the rate used to discount pension and other postretirement benefit plan liabilities was based on a yield curve developed from market data of over 300 Aa-grade non-callable bonds at December 31, 2013. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.
The Company determines its discount rates in the Euro zone using the iBoxx Euro Corporate AA Bond indices with appropriate adjustments for the duration of the plan obligations. In other international locations, the Company determines its discount rates based on the yields of high quality government bonds with a duration appropriate to the duration of the plan obligations.

On January 1, 2013, the Company's health care cost trend assumption for US postretirement medical plan's net periodic benefit cost was 7.5% for the first year, declining 0.5% per year to an ultimate rate of 5%. On January 1, 2012, the Company's health care cost trend assumption for US postretirement medical plan's net periodic benefit cost was 7.5% for the first year, declining 0.5% per year to an ultimate rate of 5%. On January 1, 2011, the Company's health care cost trend assumption for US postretirement medical plan's net periodic benefit cost was 8% for the first four years declining 0.5% per year to an ultimate rate of 5%.
Assumed health care cost trend rates for US postretirement medical plans have a significant effect on the amounts reported for the health care plans.
The impact of a one percentage point change in the assumed health care cost trend is as follows:

	Trend Rate Change
	Decreases 1%	Increases 1%
	(In $ millions)
Postretirement obligations	7	8
Service and interest cost	—	1
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
The weighted average target asset allocations for the Company's pension plans in 2014 are as follows:

	US Plans	International Plans
	(In percentages)
Bonds - domestic to plans	53	71
Equities - domestic to plans	26	20
Equities - international to plans	20	3
Other	1	6
Total	100	100
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
Equity securities, treasuries and corporate debt: Valued at the closing price reported on the active market in which the individual securities are traded. Automated quotes are provided by multiple pricing services and validated by the plan custodian. These securities are traded on exchanges as well as in the over the counter market.
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
Collateralized mortgage obligations and mortgage backed securities: Fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets. Mortgage Backed Securities are traded in the over the counter broker/dealer market.
Insurance contracts: Valued at contributions made, plus earnings, less participant withdrawals and administrative expenses, which approximates fair value.
Short-term investment funds: Foreign and domestic currencies as well as short-term securities are valued at cost plus accrued interest, which approximates fair value.
Other: Composed of real estate investment trust common stock valued at closing price as reported on the active market in which the individual securities are traded.

The fair values of pension plan assets are as follows:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2013	2012	2013	2012	2013	2012
	(In $ millions)
Assets
Cash and cash equivalents	8	15	—	—	8	15
Common/collective trusts
Loans	—	—	51	55	51	55
Equities	—	—	179	176	179	176
Derivatives
Swaps	—	—	49	10	49	10
Other	—	—	—	1	—	1
Equity securities
US companies	462	359	—	—	462	359
International companies	426	450	—	—	426	450
Fixed income
Collateralized mortgage obligations	—	—	1	2	1	2
Corporate debt	—	—	855	822	855	822
Treasuries, other debt	4	102	390	349	394	451
Mortgage backed securities	—	—	26	31	26	31
Registered investment companies	—	—	124	278	124	278
Securities lending collateral	6	10	—	—	6	10
Short-term investments	—	—	131	229	131	229
Insurance contracts	—	—	34	31	34	31
Other	15	22	8	8	23	30
Total investments, at fair value	921	958	1,848	1,992	2,769	2,950
Liabilities
Derivatives
Swaps	—	—	48	10	48	10
Other	—	—	1	—	1	—
Obligations under securities lending	6	10	—	—	6	10
Total liabilities	6	10	49	10	55	20
Total net assets (1)	915	948	1,799	1,982	2,714	2,930
______________________________

(1)
Total net assets excludes non-financial plan receivables and payables of $26 million and $31 million, respectively, as of December 31, 2013 and $29 million and $63 million, respectively, as of December 31, 2012. Non-financial items include due to/from broker, interest receivables and accrued expenses.

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
Employer contributions for pension benefits and postretirement benefits are estimated to be $69 million and $54 million, respectively, in 2014. Employer contributions to and benefit payments from nonqualified trusts related to nonqualified pension plans are estimated to be $22 million in 2014.
Pension benefits and postretirement benefit cost expected to be paid are as follows:

		Postretirement Benefit
	Pension Benefit Payments(1)	Company Portion of Benefit Cost(2)		Expected Federal Subsidy
	(In $ millions)
2014	231	68	(3)	2
2015	232	5		—
2016	232	5		—
2017	234	6		—
2018	236	6		—
2019-2023	1,212	27		—
______________________________

(1)	Payments are expected to be made primarily from plan assets.

(2)	Payments are expected to be made primarily from Company assets.

(3)	Includes $49 million of expected lump-sum buyout payments to US non-union individuals in connection with the elimination of US postretirement health care benefits.
Other Obligations
Additional benefit obligations are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Long-term disability	10	22
Other	6	6

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
Environmental expenditures for preventative and remediation efforts are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Capital expenditures	90	40	30
Other expenditures (1)	49	45	41
______________________________

(1)	Includes expenditures for US Superfund sites of $2 million, $2 million and $2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The components of environmental remediation reserves are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Demerger obligations (Note 23)	27	31
Divestiture obligations (Note 23)	21	21
Active sites	32	28
US Superfund sites	13	15
Other environmental remediation reserves	4	4
Total	97	99
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 23). The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
Remediation expense is recorded as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Cost of sales	9	10	2
Selling, general and administrative expenses	1	3	6
The Company did not record any insurance recoveries during 2013 or have any receivables for insurance recoveries related to these matters as of December 31, 2013. As of December 31, 2013 and 2012, there were receivables of $4 million and $6 million, respectively, from the former owner of the Company's Spondon, Derby, United Kingdom acetate flake, tow and film business, which was acquired in 2007.

German InfraServ Entities
On January 1, 1997, coinciding with a reorganization of the Hoechst businesses in Germany, real estate service companies ("InfraServ Entities") were created to own directly the land and property and to provide various technical and administrative services at each of the manufacturing locations. The Company owns manufacturing facilities at the InfraServ location in Frankfurt am Main-Hoechst, Germany and holds equity interests in the companies, which own and operate the former Hoechst sites in Frankfurt am Main-Hoechst, Gendorf and Knapsack, all of which are located in Germany.
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
The InfraServ partnership agreements provide that, as between the partners, each partner is responsible for any contamination caused predominantly by such partner. Any liability, which cannot be attributed to an InfraServ partner and for which no third party is responsible, is required to be borne by the InfraServ partnership. Also, under lease agreements entered into by an InfraServ partner as landlord, the tenants agreed to pay certain remediation costs on a pro rata basis.
If an InfraServ partner defaults on its respective indemnification obligations to eliminate residual contamination, the owners of the remaining participation in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServ Entities or their owners, these liabilities are to be borne by the Company in accordance with the demerger agreement. However, Hoechst, and its legal successors, will reimburse the Company for two-thirds of any such costs. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on several sites that were not transferred to InfraServ companies, in which case Hoechst, and its legal successors, must also reimburse the Company for two-thirds of any costs so incurred. The German InfraServ Entities are owned partially by the Company (Note 8), as noted below, and the remaining ownership is held by various other companies. The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2013
	Ownership	Liability	Reserves (1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	39	10	17
InfraServ GmbH & Co. Knapsack KG	27	22	1
InfraServ GmbH & Co. Hoechst KG	32	40	79
______________________________

(1)	Gross reserves maintained by the respective InfraServ entity.

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

One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the US Environmental Protection Agency ("EPA") to perform a Remedial Investigation/Feasibility Study ("RI/FS") of the contaminants in the lower 17-mile stretch known as the Lower Passaic River Study Area. The RI/FS is ongoing and may take several more years to complete. The Company is among a group of settling parties to a June 2012 Administrative Order on Consent with the EPA to perform a removal action on a small section of the river. The Company was named as a third-party defendant along with more than 200 other entities in an action initially brought by the New Jersey Department of Environmental Protection ("NJDEP") in the Supreme Court of New Jersey against Occidental Chemical Corporation and several other companies. This suit by the NJDEP sought recovery of costs arising from alleged discharges into the Lower Passaic River and was resolved as to the Company in December 2013.

In 2007, the EPA issued a draft study that evaluated alternatives for early remedial action of a portion of the Passaic River at an estimated cost of $900 million to $2.3 billion. Several parties commented on the draft study, and the EPA has announced its intention to issue a proposed plan in 2014. Although the Company's assessment that the contamination allegedly released by the Company is likely an insignificant aspect of the final remedy, because the RI/FS is still ongoing, and the EPA has not finalized its study or the scope of requested cleanup the Company cannot reliably estimate its portion of the final remedial costs for this matter at this time. However, the Company currently believes that its portion of the costs would be less than approximately 1% to 2%. The Company is vigorously defending these and all related matters.
Environmental Proceedings
On January 7, 2013, following self-disclosures by the Company, the Company's Meredosia, Illinois site received a Notice of Violation/Finding of Violation from the EPA Region 5 alleging Clean Air Act violations. The Company is working with the EPA and with the state agency to reach a resolution of this matter. Based on currently available information and the Company's past experience, it does not believe that resolution of this matter will have a significant impact on the Company, even though the Company cannot conclude that a penalty will be less than $100,000. The Meredosia, Illinois site is included in the Industrial Specialties segment.
16. Stockholders’ Equity
Common Stock
The Company’s Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Series A common stock, par value $0.0001 per share ("Common Stock") unless the Company’s Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the terms of the Company’s Amended Credit Agreement and the Senior Notes.
The Company announced that its Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2011	20	0.060	0.24	August 2011
April 2012	25	0.075	0.30	August 2012
April 2013	20	0.090	0.36	May 2013
July 2013	100	0.180	0.72	August 2013

Treasury Stock
The Company’s Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
As of December 31, 2013	893
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,					Total From February 2008 Through December 31, 2013
	2013		2012		2011
Shares repurchased	3,186,180	(1)	1,059,719	(1)	652,016	16,328,707	(2)
Average purchase price per share	$51.38		$42.44		$46.99	$40.72
Amount spent on repurchased shares (in millions)	$164		$45		$31	$665
______________________________

(1)
The years ended December 31, 2013 and 2012 exclude 6,021 shares and 5,823 shares, respectively, withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock awards. Restricted stock awards are considered outstanding at the time of issuance and therefore, the shares withheld are treated as treasury shares.

(2)	Excludes 11,844 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock awards.
The purchase of treasury stock reduces the number of shares outstanding, and the repurchased shares may be used by the Company for compensation programs utilizing the Company’s stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.
On October 23, 2013, the Company’s Board of Directors approved the retirement of 18,250,900 shares of treasury stock. The retired shares are now included in the Company’s pool of authorized but unissued shares.

Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2013				2012				2011
	Gross Amount		Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	(1)	—	1	—		—	—	—		—	—
Foreign currency translation	55		(35)	20	13		(8)	5	(29)		2	(27)
Gain (loss) on interest rate swaps	9		(3)	6	10	(2)	(3)	7	37	(3)	(10)	27
Pension and postretirement benefits	88		(30)	58	(12)	(4)	1	(11)	(2)		2	—
Total	153		(68)	85	11		(10)	1	6		(6)	—
______________________________

(1)	Amount includes $1 million of unrealized gains associated with the Company's equity method investments' marketable securities.

(2)	Amount includes $2 million of gains associated with the Company's equity method investments' derivative activity.

(3)	Amount includes $2 million of gains associated with the Company's equity method investments' derivative activity.

(4)	Amount includes amortization of actuarial losses of $10 million related to the Company's equity method investments' pension plans.
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 5)	Foreign Currency Translation	Gain (Loss) on Interest Rate Swaps (Note 21)	Pension and Postretirement Benefits (Note 14)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2010	(1)	(1)	(84)	(4)	(90)
Current period change	—	(29)	37	(2)	6
Income tax (provision) benefit	—	2	(10)	2	(6)
As of December 31, 2011	(1)	(28)	(57)	(4)	(90)
Current period change	—	13	10	(12)	11
Income tax (provision) benefit	—	(8)	(3)	1	(10)
As of December 31, 2012	(1)	(23)	(50)	(15)	(89)
Other comprehensive income (loss) before reclassifications	1	55	(2)	99	153
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	11	(11)	—
Income tax (provision) benefit	—	(35)	(3)	(30)	(68)
As of December 31, 2013	—	(3)	(44)	43	(4)

17. Other (Charges) Gains, Net

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Employee termination benefits	(23)	(6)	(22)
Kelsterbach plant relocation (Note 27)	(13)	(7)	(47)
Plumbing actions	—	5	6
Asset impairments	(81)	(8)	(1)
Plant/office closures	(33)	—	—
Commercial disputes	(8)	2	15
Other	—	—	1
Total	(158)	(14)	(48)
2013
During the three months ended December 31, 2013, the Company recorded $6 million of employee termination benefits, $3 million of contract termination costs and $3 million of long-lived asset impairment losses related to the December 2013 closure of its acetic anhydride facility in Roussillon, France. In addition, the Company recorded $14 million of employee termination benefits, $30 million of contract termination costs and $31 million of long-lived asset impairment losses as a result of the December 2013 closure of its VAM facility in Tarragona, Spain. The long-lived asset impairment losses related to both the Company's Roussillon acetic anhydride facility and Tarragona VAM facility were measured at the dates of impairment to fully write-off the related property, plant and equipment at both facilities (Note 4).
During the three months ended December 31, 2013, the Company determined its Singapore acetic acid production unit should be assessed for impairment based on local market conditions affecting demand for acetic acid and downstream products, the cost to operate the unit, contractual obligations and an interim arbitration ruling (Note 23). As a result, the Company concluded that the long-lived assets at its Singapore acetic acid production unit were fully impaired. Accordingly, the Company recorded long-lived asset impairment losses, measured at the date of impairment, of $46 million to fully write-off the related property, plant and equipment. The Singapore acetic acid operations are included in the Acetyl Intermediates segment.
The Company calculated the respective fair values of the long-lived assets of the Roussillon, France acetic anhydride facility, the Tarragona, Spain VAM facility and the Singapore acetic acid unit using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each of the reporting units. This fair value measurement of long-lived assets is classified as Level 3 measurements under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation models included discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections involve significant judgment and are based on management's estimate of current and forecasted market conditions and cost structure.
2012
During the year ended December 31, 2012, the Company recorded $5 million of employee termination benefits, related to the closure of the Company's acetate flake and acetate tow manufacturing operations at its Spondon, Derby, United Kingdom site (Note 4). Also during the year ended December 31, 2012, the Company concluded that certain long-lived assets were partially impaired at its acetate flake and acetate tow manufacturing operations in Spondon, Derby, United Kingdom. Accordingly, the Company wrote down the related property, plant and equipment to its fair value of $3 million, measured at the date of impairment, resulting in long-lived asset impairment losses of $8 million for the year ended December 31, 2012. The Company calculated the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the reporting unit. This fair value measurement of long-lived assets is classified as a Level 3 measurement under FASB ASC Topic 820. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections involve significant judgment and are based on management's estimate of current and forecasted market conditions and cost structure.

2011
As a result of the Company’s Pardies, France "Project of Closure" and the closure of the Company’s acetate flake and acetate tow manufacturing operations at its Spondon, Derby, United Kingdom site, the Company recorded $4 million and $4 million, respectively, of employee termination benefits during the year ended December 31, 2011. Additionally, during the year ended December 31, 2011, the Company recorded $8 million of employee termination benefits related to the relocation of the Company's polyacetal ("POM") operations located in Kelsterbach, Germany to Frankfurt Hoechst Industrial Park, Germany (Note 27) and $6 million of employee termination benefits related to a business optimization project, which is included in the Other Activities segment.
During the year ended December 31, 2011, the Company received consideration of $17 million in connection with the settlement of a claim against a bankrupt supplier (Note 23). The resolution of this commercial dispute is included in the Acetyl Intermediates segment.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2011	8	18	—	5	11	42
Additions	—	5	—	2	1	8
Cash payments	(2)	(11)	—	(3)	(3)	(19)
Other changes	—	—	—	(1)	(2)	(3)
Exchange rate changes	—	1	—	—	—	1
As of December 31, 2012	6	13	—	3	7	29
Additions	—	—	3	20	—	23
Cash payments	(2)	(10)	(1)	(8)	(2)	(23)
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	—	—	—	1	—	1
As of December 31, 2013	4	3	2	16	4	29
Plant/Office Closures
As of December 31, 2011	—	—	—	1	1	2
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	—	—	—	—	—	—
As of December 31, 2012	—	—	—	1	—	1
Additions	—	—	—	33	—	33
Cash payments	—	—	—	(1)	—	(1)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of December 31, 2013	—	—	—	33	—	33
Total	4	3	2	49	4	62

18. Income Taxes
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
US	806	195	60
International (1)	803	126	407
Total	1,609	321	467
______________________________

(1)
Includes aggregate earnings generated by operations in Bermuda, Luxembourg, the Netherlands and Hong Kong of $275 million, $320 million and $317 million for the years ended December 31, 2013, 2012 and 2011, respectively, which have an aggregate effective income tax rate of 4.0%, 5.6% and 4.0% for each year, respectively.

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Current
US	78	41	24
International	83	76	32
Total	161	117	56
Deferred
US	194	(66)	(11)
International	153	(106)	(4)
Total	347	(172)	(15)
Total	508	(55)	41

A reconciliation of the significant differences between the US federal statutory tax rate of 35% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions, except percentages)
Income tax provision computed at US federal statutory tax rate	563	112	163
Change in valuation allowance	89	29	7
Equity income and dividends	(44)	(31)	(25)
(Income) expense not resulting in tax impact, net	(33)	(39)	(16)
US tax effect of foreign earnings and dividends	35	42	48
Foreign tax credits	(38)	(187)	(66)
Other foreign tax rate differentials	(55)	(2)	(58)
Legislative changes	(19)	—	—
Tax-deductible interest on foreign equity investments and other related items	11	11	(3)
State income taxes, net of federal benefit	11	4	4
Other, net	(12)	6	(13)
Income tax provision (benefit)	508	(55)	41

Effective income tax rate	32%	(17)%	9%
Federal and state income taxes have not been provided on accumulated but undistributed earnings of $3.2 billion as of December 31, 2013 as such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
The effective tax rate for continuing operations for the year ended December 31, 2013 was 32% compared to 17% for the year ended December 31, 2012. The effective tax rate for 2012 was favorably impacted by recognition of significant benefits from foreign tax credits.
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
In February 2012, the Company amended its existing joint venture and other related agreements with its venture partner in Polyplastics Co., Ltd ("Polyplastics"). The amended agreements ("Agreements"), among other items, modified certain dividend rights, resulting in a net cash dividend payment to the Company of $72 million during the three months ended March 31, 2012. In addition, as a result of the Agreements, Polyplastics is required to pay certain annual dividends to the venture partners. Consequently, Polyplastics' undistributed earnings will no longer be invested indefinitely. Accordingly, the Company recognized a deferred tax liability of $38 million, which was charged to Income tax provision (benefit) in the consolidated statement of operations, related to the taxable outside basis difference of its investment in Polyplastics.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	374	579
Accrued expenses	139	58
Inventory	10	—
Net operating loss	563	398
Tax credit carryforwards	94	206
Other	165	370
Subtotal	1,345	1,611
Valuation allowance (1)	(461)	(399)
Total	884	1,212
Deferred Tax Liabilities
Depreciation and amortization	479	479
Investments in affiliates	142	83
Other	94	70
Total	715	632
Net deferred tax assets (liabilities)	169	580
______________________________

(1)
Includes deferred tax asset valuation allowances primarily for the Company's deferred tax assets in the US, Luxembourg, France, Spain, China, Singapore, the United Kingdom and Germany, as well as other foreign jurisdictions. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

For the year ended December 31, 2013, the valuation allowance increased by $62 million primarily due to $89 million of losses generated with no currently realizable income tax benefit as well as $8 million related to exchange rate changes partially offset by net operating loss expirations of $33 million.
Legislative Changes
On October 31, 2013, the Mexican National Congress passed new tax legislation. Among other things, the new legislation maintains a corporate tax rate of 30%, eliminates the tax consolidation rules and repeals the business flat tax ("IETU") for years beginning after December 31, 2013. The Company was subject to the IETU in 2013 and for prior periods and is now required to record deferred income taxes on an income tax basis. As a result, the Company realized a deferred income tax benefit of $46 million for the year ended December 31, 2013.
The Company has historically filed consolidated income tax returns in Mexico. Under the new tax legislation, the Company was required to recapture previously deferred income taxes related to income tax loss carryforwards, intercompany dividends and differences between consolidated and individual company taxable earnings. The Company recorded additional tax expense of $27 million related to these new rules for the year ended December 31, 2013, resulting in a net income tax benefit of $19 million.
Net Operating Loss Carryforwards
As of December 31, 2013, the Company has US federal net operating loss carryforwards of $31 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2021. At December 31, 2013, the Company also had state net operating loss carryforwards, net of federal tax impact, of $43 million, $42 million of which are offset by a valuation allowance due to uncertain recoverability. A portion of these net operating loss carryforwards expired in 2013.

The Company also has foreign net operating loss carryforwards as of December 31, 2013 of $1.8 billion primarily for Luxembourg, France, Spain, Canada, China, Singapore, the United Kingdom and Germany with various expiration dates. Net operating losses in China have various carryforward periods and began to expire in 2011. Net operating losses in most other foreign jurisdictions do not have an expiration date.
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
As of the beginning of the year	207	211	244
Increases in tax positions for the current year	17	6	—
Increases in tax positions for prior years	57	42	37
Decreases in tax positions for prior years	(32)	(19)	(54)
Decreases due to settlements	(2)	(33)	(16)
As of the end of the year	247	207	211

Total uncertain tax positions that if recognized would impact the effective tax rate	258	237	230
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations	4	6	(1)
Total amount of interest expense and penalties recognized in the consolidated balance sheets	65	61	55
The Company primarily operates in the US, Germany, Canada, China, Mexico and Singapore. Examinations are ongoing in a number of these jurisdictions including Germany for the years 2001 to 2004 and 2005 to 2007, France for the years 2008 to 2010 and the US for the years 2009 and 2010. The Company's US federal income tax returns for 2003 and forward are open for examination under statute. The Company's German corporate tax returns for 2001 and forward are open for examination under statute. A further change in uncertain tax positions may occur within the next twelve months related to the settlement of one or more tax examinations or the lapse of applicable statutes of limitations. Such amounts have been reflected as the current portion of uncertain tax positions (Note 11).
On December 23, 2013, the French Tax Authority ("FTA") issued audit assessment claims against the Company that could result in incremental tax expense of €81 million, including interest and penalties. The assessment suggests that for the years 2008 to 2010, the Company transferred value from its otherwise profitable facility in Pardies, France to subsidize other global manufacturing operations outside of France. If the FTA were to prevail on any of its claims, any amounts due would first be offset against net operating loss carryforwards of €33 million, which were generated as a result of losses incurred. The Company believes the FTA assessment lacks merit and plans to defend the matter. Based on the Company's analysis of the technical merits of the issue, no significant amounts have been accrued for this tax uncertainty.
19. Management Compensation Plans
General Plan Description
In April 2009, the Company and its stockholders approved a global incentive plan, which replaced the Company’s 2004 Stock Incentive Plan ("2004 SIP"). The 2009 Global Incentive Plan ("2009 GIP") enables the compensation committee of the Board of Directors to award incentive and nonqualified stock options, stock appreciation rights, shares of Common Stock, restricted stock awards, restricted stock units ("RSUs") and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions that provide effective incentive to Company employees (including officers), non-management directors and other service providers. Under the 2009 GIP, the Company may not grant RSUs with the right to participate in dividends or dividend equivalents.
In April 2012, the 2009 GIP was amended to, among other things, increase the maximum number of shares that may be issued under the 2009 GIP by 8,000,000 shares to 13,350,000 shares plus (a) any shares of Common Stock that remain available for issuance under the 2004 Stock Incentive Plan (not including any shares of Common Stock that are subject to outstanding awards under the 2004 SIP or any shares of Common Stock that were issued pursuant to awards under the 2004 SIP) and

(b) any awards under the 2004 stock incentive plan that remain outstanding that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the award to the extent that such award is exercised for or settled in vested and non-forfeitable shares).
Total shares available for awards and total shares subject to outstanding awards are as follows:

	As of December 31, 2013
	Shares Available for Awards	Shares Subject to Outstanding Awards
2009 GIP	9,862,977	2,115,194
2004 SIP	—	212,373	(1)
______________________________

(1)	No RSUs remaining outstanding under the 2004 SIP.
Upon the termination of a participant’s employment with the Company by reason of death or disability, retirement or by the Company without cause (as defined in the respective award agreements), an award in amount equal to (a) the value of the award granted multiplied by (b) a fraction, (x) the numerator of which is the number of full months between grant date and the date of such termination, and (y) the denominator of which is the term of the award, such product to be rounded up to the nearest whole number, and reduced by (c) the value of any award that previously vested, and generally vest on the original vesting date. Upon the termination of a Participant’s employment with the Company for any other reason, any unvested portion of the award shall be forfeited and canceled without consideration.
The Company realized income tax benefits from stock option exercises and RSU vestings as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Income tax benefit realized	2	31	25
Amount reversed in current year related to prior year	—	1	9
Stock Options
It is the Company’s policy to grant stock options with an exercise price equal to the average of the high and low price of the Company’s Common Stock on the grant date. Options issued under the 2009 GIP have a term of seven years and vest on a graded basis over either three or four years. The estimated value of the Company’s stock-based awards less expected forfeitures is recognized over the awards’ respective vesting period on a straight-line basis.
Generally, vested stock options are exercised through a broker-assisted cashless exercise program. A broker-assisted cashless exercise is the simultaneous exercise of a stock option by an employee and a sale of the shares through a broker. Authorized shares of the Company’s Common Stock are used to settle stock options.
Beginning in October 2010 through April 2012, the Company granted awards of stock options to certain executive officers of the Company that require a holding period of one year subsequent to exercising a stock option award for net profit shares acquired upon exercise. Net profit shares is the aggregate number of shares as determined by the Company’s human resources department representing the total number of shares remaining after taking into account the following costs related to exercise: (a) the aggregate option price with respect to the exercise; (b) the amount of all applicable taxes with respect to the exercise, assuming the participant’s maximum applicable federal, state and local tax rates (and applicable employment taxes); and (c) any transaction costs.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. The weighted average assumptions used in the model are as follows:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.68%	0.78%	0.81%
Estimated life in years	4.50	4.59	4.75
Dividend yield	0.64%	0.70%	0.60%
Volatility	49.50%	50.31%	45.00%
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on the Company’s historical volatilities. When establishing the expected life assumptions, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods.
The summary of changes in stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In $)	(In years)	(In $ millions)
As of December 31, 2012	823	29.93	4.4	12
Granted	8	46.87
Exercised	(284)	30.77
Forfeited	—	—
Expired	—	—
As of December 31, 2013	547	29.75	3.6	14
Options exercisable at end of year	415	27.44	3.2	12
The weighted average grant date fair values of stock options granted is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $)
Total	18.50	16.21	11.38
The total intrinsic value of stock options exercised is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Intrinsic value	6	110	20
As of December 31, 2013, the Company had $1 million of total unrecognized compensation expense related to stock options, excluding actual forfeitures, which is expected to be recognized over the weighted average period of two years.
Restricted Stock Units
The Company’s RSUs are net settled by withholding shares of the Company’s Common Stock to cover minimum statutory income taxes and remitting the remaining shares of the Company’s Common Stock to an individual brokerage account. Authorized shares of the Company’s Common Stock are used to settle RSUs.
Performance-based RSUs. The Company generally grants performance-based RSUs to the Company’s executive officers and certain employees once per year. The Company may also grant performance-based RSUs to certain new employees or to employees who assume positions of increasing responsibility at the time those events occur. The number of performance-based

RSUs that ultimately vest is dependent on one or both of the following according to the terms of the specific award agreement: the achievement of (a) internal profitability targets (performance condition) and (b) market performance targets measured by the comparison of the Company’s stock performance versus a defined peer group (market condition).
Outstanding performance-based RSUs granted prior to 2013 generally cliff-vest during the Company’s quarter-end September 30 black-out period three years from the date of grant. Outstanding performance-based RSUs granted in 2013 generally vest in two tranches with the final tranche vesting three years from the date of grant.
The ultimate number of shares of the Company’s Common Stock issued will range from zero to stretch, with stretch defined individually under each award, net of shares used to cover minimum statutory personal income taxes withheld. A market condition is factored into the estimated fair value per unit and a performance condition is factored into the compensation expense for each award based on the probability of achieving internal profitability measures, as applicable. Compensation expense is recognized on a straight-line basis over the term of the respective grant, less estimated forfeitures. Performance-based RSUs are canceled to the extent actual results of internal profitability measures are less than target, as defined individually under each award.
A summary of changes in nonvested performance-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Fair Value
	(In thousands)	(In $)
As of December 31, 2012	429	42.22
Granted	540	47.30
Vested	(189)	41.16
Canceled	(28)	41.16
Forfeited	(19)	46.29
As of December 31, 2013	733	46.18
The fair value of shares vested for performance-based RSUs is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Total	10	12	14
The fair value of the Company’s performance-based RSUs with a market condition granted during 2012 and 2011 was estimated at the grant date using a Monte Carlo simulation approach less the present value of the expected dividends not received during the performance period. Monte Carlo simulation was utilized to randomly generate future stock returns for the Company and each company in the defined peer group for each grant based on company-specific dividend yields, volatilities and stock return correlations. These returns were used to calculate future performance-based RSU vesting percentages and the simulated values of the vested performance-based RSUs were then discounted to present value using a risk-free rate, yielding the expected value of these performance-based RSUs.
The range of assumptions used in the Monte Carlo simulation approach is as follows:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	N/A	0.38%	0.38%
Dividend yield	N/A	0.00 - 4.37%	0.00 - 4.37%
Volatility	N/A	25 - 90%	25 - 90%
The fair value of the Company's performance-based RSUs with a performance condition granted in 2013 is equal to the average of the high and low price of the Company’s Common Stock on the grant date less the present value of the expected dividends not received during the vesting period.

Time-based RSUs. The Company grants non-employee Directors time-based RSUs annually that generally vest one year after grant. The Company also grants time-based RSUs to the Company’s executives and certain employees that vest ratably over intervals ranging from three to four years. The fair value of the time-based RSUs is equal to the average of the high and low price of the Company’s Common Stock on the grant date less the present value of the expected dividends not received during the vesting period.
A summary of changes in nonvested time-based RSUs outstanding is as follows:

	Employee Time-Based RSUs			Director Time-Based RSUs
	Number of Units		Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
	(In thousands)		(In $)	(In thousands)	(In $)
As of December 31, 2012	431		34.41	16	47.48
Granted	25		49.56	16	48.51
Vested	(211)		33.79	(16)	47.48
Forfeited	(20)		30.39	—	—
As of December 31, 2013	225	(1)	37.02	16	48.51
______________________________

(1)	Includes 66,108 of restricted stock awards granted to the Company's Chief Executive Officer on April 5, 2012, of which 22,013 and 22,013 vested on October 1, 2012 and April 5, 2013, respectively.
The fair value of shares vested for time-based RSUs is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Total	12	13	7
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

	Year Ended December 31,
	2013	2012	2011
	(In percentages)
Holding period discount	N/A	30	30
The holding period discount was determined using the weighted average results as calculated under the Chaffe and Finnerty models.
As of December 31, 2013, there was $41 million of unrecognized compensation cost related to RSUs, excluding actual forfeitures, which is expected to be recognized over a weighted average period of two years.

20. Leases
Rent expense recorded under all operating leases is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Total	160	165	173
Future minimum lease payments under non-cancelable rental and lease agreements, which have initial or remaining terms in excess of one year are as follows:

As of December 31, 2013
Capital Leases
(In $ millions)
2014	46
2015	46
2016	48
2017	48
2018	48
Later years	294
Sublease income	—
Minimum lease commitments	530
Less amounts representing interest	(266)
Present value of net minimum lease obligations	264

As of December 31, 2013
Operating Leases
(In $ millions)
2014	63
2015	55
2016	48
2017	29
2018	26
Later years	189
Sublease income	(12)
Minimum lease commitments	398
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

US-dollar interest rate swap derivative agreements are as follows:

As of December 31, 2013
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
1,100	January 2, 2012	January 2, 2014	1.71%
500	January 2, 2014	January 2, 2016	1.02%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 13).

As of December 31, 2012
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
1,100	January 2, 2012	January 2, 2014	1.71%
500	January 2, 2014	January 2, 2016	1.02%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 13).
Interest rate swap activity is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Hedging activities - Interest expense	(11)	(14)	(55)
Ineffective portion - Other income (expense), net	—	—	—
Upon issuance of the 4.625% Notes and $400 million paydown of the Term C loan facility on November 13, 2012 (Note 13), the Company dedesignated as cash flow hedges a notional value of $395 million of the $1.1 billion notional value US-dollar interest rate swap agreements expiring January 2, 2014, and a loss of $6 million was reclassified out of Accumulated other comprehensive income (loss), net, into Interest expense in the consolidated statements of operations during the three months ended December 31, 2012. Future mark-to-market adjustments on these dedesignated interest rate swap agreements were recorded in Interest expense in the consolidated statement of operations through their expiration on January 2, 2014.
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

2014 Maturity
(In $ millions)
Currency
Brazilian real	(12)
British pound sterling	(60)
Canadian dollar	46
Chinese renminbi	(106)
Euro	(228)
Hungarian forint	9
Japanese yen	(3)
Mexican peso	2
Singapore dollar	43
Swedish krona	(6)
Other	—
Total	(315)
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Total	869	902

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

Information regarding changes in the fair value of the Company’s derivative agreements is as follows:

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	(2)	(1)	(11)	(2)	(12)	(3)	(14)	(2)	(24)	(4)	(55)	(2)
Not Designated as Hedges
Interest rate swaps	—		—		—		(6)	(5)	—		(4)	(5)
Foreign currency forwards and swaps	—		(23)	(6)	—		(6)	(6)	—		16	(6)
Total	(2)		(34)		(12)		(26)		(24)		(43)
______________________________

(1)	Amount excludes $3 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the consolidated statements of operations.

(3)	Amount excludes $2 million of gains associated with the Company’s equity method investments’ derivative activity and $3 million of tax expense recognized in Other comprehensive income (loss).

(4)	Amount excludes $2 million of gains associated with the Company’s equity method investments’ derivative activity and $10 million of tax expense recognized in Other comprehensive income (loss).

(5)	Included in Interest expense in the consolidated statements of operations.

(6)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the consolidated statements of operations.
See Note 22 - Fair Value Measurements for additional information regarding the fair value of the Company's derivative agreements.
Certain of the Company's foreign currency forwards and swaps and interest rate swap arrangements permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement. The Company's interest rate swap agreements are subject to cross collateralization under the Guarantee and Collateral Agreement entered into in conjunction with the Term loan borrowings (Note 13).

	As of December 31,
	2013	2012
	(In $ millions)
Derivative Assets
Gross amount recognized	1	2
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	1	2
Gross amount not offset in the consolidated balance sheets	1	2
Net amount	—	—

	As of December 31,
	2013	2012
	(In $ millions)
Derivative Liabilities
Gross amount recognized	16	32
Gross amount offset in the consolidated balance sheets	1	1
Net amount presented in the consolidated balance sheets	15	31
Gross amount not offset in the consolidated balance sheets	1	2
Net amount	14	29
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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement
		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
		As of December 31,
	Balance Sheet Classification	2013	2012	2013	2012	2013	2012
		(In $ millions)
Mutual funds	Marketable securities, at fair value	41	53	—	—	41	53
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	—	1	2	1	2
Total assets		41	53	1	2	42	55
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	—	(5)	(10)	(5)	(10)
Interest rate swaps	Noncurrent Other liabilities	—	—	(3)	(7)	(3)	(7)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	—	(2)	(5)	(2)	(5)
Interest rate swaps	Noncurrent Other liabilities	—	—	—	(1)	—	(1)
Foreign currency forwards and swaps	Current Other liabilities	—	—	(5)	(8)	(5)	(8)
Total liabilities		—	—	(15)	(31)	(15)	(31)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In $ millions)
Cost investments	145	156	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	62	66	62	66	—	—	62	66
Long-term debt, including current installments of long-term debt	2,911	2,990	2,747	2,886	264	244	3,011	3,130
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
As of December 31, 2013 and 2012, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.

23. Commitments and Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss ("Possible Loss") may not represent the ultimate loss to the Company from legal proceedings. For reasonably possible loss contingencies that may be material, the Company estimates its Possible Loss when determinable, considering that the Company could incur no loss in certain matters. Thus, the Company's exposure and ultimate losses may be higher or lower, and possibly materially so, than the Company's litigation accruals and estimates of Possible Loss. For some matters, the Company is unable, at this time, to estimate its Possible Loss that is reasonably possible of occurring. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the more difficult for the Company to estimate the Possible Loss that it is reasonably possible the Company could incur. The Company may disclose certain information related to a plaintiff's claim against the Company alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible or probable loss. Some of the Company's exposure in legal matters may be offset by applicable insurance coverage. The Company does not consider the possible availability of insurance coverage in determining the amounts of any accruals or any estimates of Possible Loss.
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
Commercial Actions
In June 2012, Linde Gas Singapore Pte. Ltd. ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. The Company filed its answer in August 2012. Linde Gas is seeking damages in the amount of $38 million for the period ended December 31, 2012, in addition to other unspecified damages. The arbitral panel bifurcated the case into a liability and damages phase. In December 2013, the arbitral panel ruled that Singapore Ltd. was not required to purchase minimum quantities under the express terms of the contract but, under the circumstances in 2012, had breached its implied duty of good faith. A hearing on damages will likely be held in the first half of 2014. Based on the Company's evaluation of currently available information, the Company does not believe any Possible Loss, including any Possible Loss in excess of reserves, would have a significant adverse effect on the financial position of the Company, but could have a significant adverse effect on the results of operations or cash flows in any given period. The Company continues to vigorously defend the matter.
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
In September 2011, the share valuation expert appointed by the court rendered an opinion. The expert opined that the fair cash compensation for these stockholders (145,387 shares) should be increased from €41.92 to €51.86. This non-binding opinion recommends a total increase in share value of €2 million (including interest) for those claims under the Domination Agreement. The opinion has no effect on the Squeeze-Out proceeding because the share price recommended is lower than the price those stockholders already received in the Squeeze-Out. However, the opinion also advocates that the guaranteed dividend should be increased from €2.89 to €3.79, aggregating an increase in total guaranteed dividends of €1 million to the Squeeze-Out claimants. The Company and plaintiffs submitted written responses arguing for alternative valuations during the three months ended December 31, 2011. In March 2013, the expert issued his supplementary opinion affirming his previous views and calculations. The Company has submitted written objections regarding the calculations. The court held a hearing on January 28, 2014. On February 4, 2014, the court issued a preliminary determination adopting the expert's valuation methodology. The parties have 14 days to appeal after being served with the final decision. The plaintiffs may appeal. Separately, no expert has yet been appointed in the Squeeze-Out proceedings.
For those claims brought under the Domination Agreement, based on the court's preliminary determination, the Company does not believe that the Possible Loss is material.
For those remaining claims brought by the Squeeze-Out claimants, based on the Company's evaluation of currently available information, including that the amount of the fair cash compensation sought is unspecified, unsupported or uncertain, there are significant facts in dispute and the court has not yet appointed an expert, the Company cannot estimate the Possible Loss, if any, at this time.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2013 are $64 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, ranging from one year to thirty years. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $133 million as of December 31, 2013. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2013, the Company had unconditional purchase obligations of $3.7 billion, which extend through 2036.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these variable interest entities ("VIEs") as of December 31, 2013 relates primarily to early contract termination fees.

The Company's carrying value of assets and liabilities associated with its obligations to VIEs, as well as the maximum exposure to loss relating to these VIEs are as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Property, plant and equipment, net	111	118

Trade payables	49	41
Current installments of long-term debt	8	7
Long-term debt	136	140
Total	193	188

Maximum exposure to loss	311	273
The difference between the total liabilities associated with obligations to VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the unconditional purchase obligations discussed above.
24.  Supplemental Cash Flow Information
Supplemental cash flow information for cash and non-cash activities is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Taxes paid, net of refunds	129	64	94
Interest paid, net of amounts capitalized	166	189	226
Noncash Investing and Financing Activities
Capital lease obligations	28	7	38
Accrued capital expenditures	38	(22)	15
Asset retirement obligations	9	8	(2)
Accrued Kelsterbach capital expenditures	(2)	(14)	(33)
Accrued acquisition of intangible assets	—	(2)	—
Lease incentives	3	6	3
Capital expenditure reimbursement	(70)	—	—
25. Segment Information
Business Segments
The Company operates through the following business segments according to the nature and economic characteristics of its products as well as the manner in which the information is used internally by the Company's key decision maker, who is the Company's Chief Executive Officer.

•	Advanced Engineered Materials
The Company’s Advanced Engineered Materials segment includes the engineered materials business, which develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive, medical and electronics products, as well as other consumer and industrial applications. Together with its strategic affiliates, the Company's engineered materials business is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are used in a broad range of end-use products including automotive components, medical devices, electronics, appliances, industrial applications, battery separators, conveyor belts, filtration equipment, coatings, electrical applications and products.

•	Consumer Specialties
The Company’s Consumer Specialties segment includes the cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. These businesses are aggregated by the Company into one reportable segment based on similar economic characteristics and similar production processes, classes of customers and selling and distribution practices. The Company's cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filter products applications. The Company’s food ingredients business is a leading global supplier of premium quality ingredients for the food and beverage and pharmaceuticals industries and is one of world's largest producers of food protection ingredients, such as potassium sorbates and sorbic acid. The Company's food ingredients business produces and sells the Qorus™ sweetener system and Sunett® high intensity sweeteners.

•	Industrial Specialties
The Company’s Industrial Specialties segment includes the emulsion polymers and EVA polymers businesses, which are operating segments aggregated by the Company into one reportable segment based on similar products, production processes, classes of customers and selling and distribution practices as well as economic similarities over a normal business cycle. The Company’s emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The Company's EVA polymers business is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate resins and compounds as well as select grades of low-density polyethylene. The Company's EVA polymers' products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive, carpeting and photovoltaic cells.

•	Acetyl Intermediates
The Company’s Acetyl Intermediates segment includes the intermediate chemistry business, which produces and supplies acetyl products, including acetic acid, vinyl acetate monomer, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. The Acetyl Intermediates segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
Building on the Company's acetic acid platform, Celanese TCX® ethanol process technology was developed to supply current and prospective customers with ethanol for industrial purposes and for other potential uses. This innovative process combines the Company's proprietary and leading acetyl platform with highly advanced manufacturing technology to produce ethanol from hydrocarbon-sourced feedstocks.

•	Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with financing activities and results of the Company's captive insurance companies. Other Activities also includes the components of net periodic benefit cost (interest cost, expected return on assets and net actuarial gains and losses) for the Company's defined benefit pension plans and other post retirement plans not allocated to the Company's business segments.
The business segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies in Note 2.
Sales and revenues related to transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities		Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2013
Net sales	1,352	1,214	(1)	1,155	3,241	(1)	—		(452)	6,510
Other (charges) gains, net	(13)	—		(4)	(141)		—		—	(158)
Operating profit (loss)	904	346		64	153		41		—	1,508
Equity in net earnings (loss) of affiliates	148	3		—	5		24		—	180
Depreciation and amortization	110	41		52	86		16		—	305
Capital expenditures	67	116		33	184		8		—	408	(3)
	As of December 31, 2013
Goodwill and intangible assets, net	368	278		60	234		—		—	940
Total assets	2,643	1,478		1,002	2,333		1,562		—	9,018
	Year Ended December 31, 2012
Net sales	1,261	1,186	(1)	1,184	3,231	(1)	—		(444)	6,418
Other (charges) gains, net	(2)	(4)	(2)	—	—		(8)	(2)	—	(14)
Operating profit (loss)	95	251		86	269		(526)		—	175
Equity in net earnings (loss) of affiliates	190	6		—	11		35		—	242
Depreciation and amortization	113	45		55	80		15		—	308
Capital expenditures	51	65		38	169		16		—	339	(3)
	As of December 31, 2012
Goodwill and intangible assets, net	372	276		65	229		—		—	942
Total assets	2,703	1,296		963	2,238		1,800		—	9,000
	Year Ended December 31, 2011
Net sales	1,298	1,161	(1)	1,223	3,551	(1)	1		(471)	6,763
Other (charges) gains, net	(49)	(3)		—	14		(10)		—	(48)
Operating profit (loss)	79	229		102	458		(466)		—	402
Equity in net earnings (loss) of affiliates	161	2		—	5		24		—	192
Depreciation and amortization	100	44		45	96		13		—	298
Capital expenditures	64	92		71	122		15		—	364	(3)
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $448 million and $4 million, respectively, for the year ended December 31, 2013; $440 million and $4 million, respectively, for the year ended December 31, 2012; and $468 million and $3 million, respectively, for the year ended December 31, 2011.

(2)	Includes $9 million of insurance recoveries received from the Company's captive insurance companies related to the Narrows, Virginia facility that eliminates in consolidation.

(3)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany (Note 27) and includes an increase in accrued capital expenditures of $38 million for the year ended December 31, 2013, a decrease of $22 million for the year ended December 31, 2012 and an increase of $15 million for the year ended December 31, 2011.

Geographical Area Information
Revenues and noncurrent assets are presented based on the location of the business. The net sales based on the geographic location of the Company’s facilities are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In $ millions)
Belgium	525	504	461
Canada	249	284	323
China	863	733	667
Germany	2,049	2,082	2,328
Mexico	256	257	241
Singapore	578	561	722
US	1,808	1,811	1,772
Other	182	186	249
Total	6,510	6,418	6,763
Property, plant and equipment, net based on the geographic location of the Company’s facilities is as follows:

	As of December 31,
	2013	2012
	(In $ millions)
Belgium	64	60
Canada	141	148
China	653	642
Germany	1,301	1,328
Mexico	145	128
Singapore	53	109
US	969	813
Other	99	122
Total	3,425	3,350
26. Earnings (Loss) Per Share

	Year Ended December 31,
	2013	2012	2011
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,101	376	426
Earnings (loss) from discontinued operations	—	(4)	1
Net earnings (loss)	1,101	372	427

Weighted average shares - basic	158,801,150	158,359,914	156,226,526
Dilutive stock options	227,624	848,439	1,930,072
Dilutive RSUs	305,445	622,433	813,685
Weighted average shares - diluted	159,334,219	159,830,786	158,970,283

Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Year Ended December 31,
	2013	2012	2011
Stock options	37,696	25,906	69,395
RSUs	2,610	3,996	735
Total	40,306	29,902	70,130
27. Plant Relocation
In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport ("Fraport") that required the Company to cease operations at its Kelsterbach, Germany POM site and sell the site, including land and buildings, to Fraport, resolving several years of legal disputes related to the planned Fraport expansion. Under the original agreement, Fraport agreed to pay the Company a total of €670 million. Subsequent revisions to the original agreement discounted the total proceeds to €652 million in consideration for accelerating certain payments to the Company.
Title to the land and buildings transferred to Fraport during the three months ended December 31, 2013 upon completion of certain activities as specified in the settlement agreement. The settlement agreement did not require the proceeds from the settlement be used to build or relocate the existing POM operations; however, based on a number of factors, the Company built a new expanded production facility in the Frankfurt Hoechst Industrial Park in the Rhine Main area in Germany.
The Company ceased POM operations at the Kelsterbach, Germany site prior to July 31, 2011. In September 2011, the Company announced the opening of its new POM production facility in Frankfurt Hoechst Industrial Park, Germany.
A summary of the financial statement impact associated with the Kelsterbach plant relocation is as follows:

	Year Ended December 31,			Total From Inception Through December 31, 2013
	2013	2012	2011
	(In $ millions)
Deferred proceeds (1)	—	—	158	907
Costs expensed	13	7	47	126
Costs capitalized (2)	5	35	171	1,132
Lease buyout	—	—	—	22
Employee termination benefits	—	—	8	8
Gain on disposition(3)	742	—	—	742
______________________________

(1)	Included in noncurrent Other liabilities in the consolidated balance sheets. Amounts reflect the US dollar equivalent at the time of receipt.

(2)	Includes a decrease in accrued capital expenditures of $2 million, $14 million and $33 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)
Upon transfer of title to the land and buildings to Fraport during the three months ended December 31, 2013, deferred proceeds of €651 million were recognized in Gain (loss) on disposition of businesses and assets, net in the consolidated statements of operations. Such proceeds were reduced by assets of €6 million included in Property, plant and equipment, net and €104 million included in noncurrent Other assets in the consolidated balance sheets.

28. Consolidating Guarantor Financial Information
The Senior Notes were issued by Celanese US (the "Issuer") and are guaranteed by Celanese Corporation (the "Parent Guarantor") and the Subsidiary Guarantors (Note 13). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flow for the years ended December 31, 2013, 2012 and 2011 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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

The consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,799	4,911	(1,200)	6,510
Cost of sales	—	—	(1,827)	(4,531)	1,213	(5,145)
Gross profit	—	—	972	380	13	1,365
Selling, general and administrative expenses	—	—	53	(364)	—	(311)
Amortization of intangible assets	—	—	(11)	(21)	—	(32)
Research and development expenses	—	—	(53)	(32)	—	(85)
Other (charges) gains, net	—	—	2	(156)	(4)	(158)
Foreign exchange gain (loss), net	—	—	—	(6)	—	(6)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	737	—	735
Operating profit (loss)	—	—	961	538	9	1,508
Equity in net earnings (loss) of affiliates	1,096	1,180	116	158	(2,370)	180
Interest expense	—	(192)	(34)	(70)	124	(172)
Refinancing expense	—	(1)	—	—	—	(1)
Interest income	—	55	65	5	(124)	1
Dividend income - cost investments	—	—	—	93	—	93
Other income (expense), net	—	—	(52)	52	—	—
Earnings (loss) from continuing operations before tax	1,096	1,042	1,056	776	(2,361)	1,609
Income tax (provision) benefit	5	54	(326)	(229)	(12)	(508)
Earnings (loss) from continuing operations	1,101	1,096	730	547	(2,373)	1,101
Earnings (loss) from operation of discontinued operations	—	—	2	(2)	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	1	—	—
Earnings (loss) from discontinued operations	—	—	1	(1)	—	—
Net earnings (loss)	1,101	1,096	731	546	(2,373)	1,101
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	1,101	1,096	731	546	(2,373)	1,101

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,692	4,829	(1,103)	6,418
Cost of sales	—	—	(1,906)	(4,423)	1,092	(5,237)
Gross profit	—	—	786	406	(11)	1,181
Selling, general and administrative expenses	—	—	(440)	(390)	—	(830)
Amortization of intangible assets	—	—	(18)	(33)	—	(51)
Research and development expenses	—	—	(74)	(30)	—	(104)
Other (charges) gains, net	—	—	17	(22)	(9)	(14)
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(2)	—	(3)
Operating profit (loss)	—	—	270	(75)	(20)	175
Equity in net earnings (loss) of affiliates	369	473	199	201	(1,000)	242
Interest expense	—	(198)	(42)	(73)	128	(185)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	59	65	6	(128)	2
Dividend income - cost investments	—	—	—	85	—	85
Other income (expense), net	—	—	(10)	15	—	5
Earnings (loss) from continuing operations before tax	369	331	482	159	(1,020)	321
Income tax (provision) benefit	3	38	(16)	15	15	55
Earnings (loss) from continuing operations	372	369	466	174	(1,005)	376
Earnings (loss) from operation of discontinued operations	—	—	(5)	(1)	—	(6)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	2	—	—	2
Earnings (loss) from discontinued operations	—	—	(3)	(1)	—	(4)
Net earnings (loss)	372	369	463	173	(1,005)	372
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	372	369	463	173	(1,005)	372

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,572	5,240	(1,049)	6,763
Cost of sales	—	—	(1,861)	(4,510)	1,025	(5,346)
Gross profit	—	—	711	730	(24)	1,417
Selling, general and administrative expenses	—	—	(402)	(403)	—	(805)
Amortization of intangible assets	—	—	(17)	(45)	—	(62)
Research and development expenses	—	—	(67)	(31)	—	(98)
Other (charges) gains, net	—	—	23	(71)	—	(48)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	—	(1)	(2)
Operating profit (loss)	—	—	247	180	(25)	402
Equity in net earnings (loss) of affiliates	425	590	165	166	(1,154)	192
Interest expense	—	(217)	(41)	(41)	78	(221)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	23	48	10	(78)	3
Dividend income - cost investments	—	—	—	80	—	80
Other income (expense), net	—	—	(39)	53	—	14
Earnings (loss) from continuing operations before tax	425	393	380	448	(1,179)	467
Income tax (provision) benefit	2	32	(49)	(35)	9	(41)
Earnings (loss) from continuing operations	427	425	331	413	(1,170)	426
Earnings (loss) from operation of discontinued operations	—	—	3	(1)	—	2
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	2	(1)	—	1
Net earnings (loss)	427	425	333	412	(1,170)	427
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	427	425	333	412	(1,170)	427

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	1,101	1,096	731	546	(2,373)	1,101
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	—	(2)	1
Foreign currency translation	20	20	(10)	(8)	(2)	20
Gain (loss) on interest rate swaps	6	6	—	—	(6)	6
Pension and postretirement benefits	58	58	56	2	(116)	58
Total other comprehensive income (loss), net of tax	85	85	47	(6)	(126)	85
Total comprehensive income (loss), net of tax	1,186	1,181	778	540	(2,499)	1,186
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	1,186	1,181	778	540	(2,499)	1,186

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	372	369	463	173	(1,005)	372
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	5	5	(12)	1	6	5
Gain (loss) on interest rate swaps	7	7	(1)	3	(9)	7
Pension and postretirement benefits	(11)	(11)	(2)	(11)	24	(11)
Total other comprehensive income (loss), net of tax	1	1	(15)	(7)	21	1
Total comprehensive income (loss), net of tax	373	370	448	166	(984)	373
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	373	370	448	166	(984)	373

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	427	425	333	412	(1,170)	427
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(27)	(27)	(6)	6	27	(27)
Gain (loss) on interest rate swaps	27	27	1	1	(29)	27
Pension and postretirement benefits	—	—	(2)	2	—	—
Total other comprehensive income (loss), net of tax	—	—	(7)	9	(2)	—
Total comprehensive income (loss), net of tax	427	425	326	421	(1,172)	427
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	427	425	326	421	(1,172)	427

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	284	700	—	984
Trade receivables - third party and affiliates	—	—	131	877	(141)	867
Non-trade receivables, net	33	482	2,166	586	(2,924)	343
Inventories, net	—	—	243	622	(61)	804
Deferred income taxes	—	—	74	58	(17)	115
Marketable securities, at fair value	—	—	41	—	—	41
Other assets	—	5	15	24	(16)	28
Total current assets	33	487	2,954	2,867	(3,159)	3,182
Investments in affiliates	2,667	4,458	1,677	594	(8,555)	841
Property, plant and equipment, net	—	—	969	2,456	—	3,425
Deferred income taxes	—	—	248	49	(8)	289
Other assets	—	1,965	144	285	(2,053)	341
Goodwill	—	—	305	493	—	798
Intangible assets, net	—	—	64	78	—	142
Total assets	2,700	6,910	6,361	6,822	(13,775)	9,018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,713	122	373	(2,031)	177
Trade payables - third party and affiliates	—	—	312	628	(141)	799
Other liabilities	1	28	441	513	(442)	541
Deferred income taxes	—	17	—	10	(17)	10
Income taxes payable	—	—	460	32	(474)	18
Total current liabilities	1	1,758	1,335	1,556	(3,105)	1,545
Noncurrent Liabilities
Long-term debt	—	2,468	825	1,646	(2,052)	2,887
Deferred income taxes	—	8	—	225	(8)	225
Uncertain tax positions	—	6	16	178	—	200
Benefit obligations	—	—	943	232	—	1,175
Other liabilities	—	3	91	202	(9)	287
Total noncurrent liabilities	—	2,485	1,875	2,483	(2,069)	4,774
Total Celanese Corporation stockholders’ equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Noncontrolling interests	—	—	—	—	—	—
Total equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Total liabilities and equity	2,700	6,910	6,361	6,822	(13,775)	9,018

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	10	—	275	674	—	959
Trade receivables - third party and affiliates	—	—	340	653	(166)	827
Non-trade receivables, net	31	444	1,754	484	(2,504)	209
Inventories, net	—	—	196	589	(74)	711
Deferred income taxes	—	—	62	8	(21)	49
Marketable securities, at fair value	—	—	52	1	—	53
Other assets	—	5	15	27	(16)	31
Total current assets	41	449	2,694	2,436	(2,781)	2,839
Investments in affiliates	1,692	3,437	1,579	570	(6,478)	800
Property, plant and equipment, net	—	—	813	2,537	—	3,350
Deferred income taxes	—	5	509	92	—	606
Other assets	—	1,927	132	414	(2,010)	463
Goodwill	—	—	305	472	—	777
Intangible assets, net	—	—	69	96	—	165
Total assets	1,733	5,818	6,101	6,617	(11,269)	9,000
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,584	208	159	(1,783)	168
Trade payables - third party and affiliates	—	—	269	546	(166)	649
Other liabilities	—	40	267	475	(307)	475
Deferred income taxes	—	21	—	25	(21)	25
Income taxes payable	—	—	419	73	(454)	38
Total current liabilities	—	1,645	1,163	1,278	(2,731)	1,355
Noncurrent Liabilities
Long-term debt	—	2,467	872	1,597	(2,006)	2,930
Deferred income taxes	—	—	—	50	—	50
Uncertain tax positions	3	6	23	149	—	181
Benefit obligations	—	—	1,362	240	—	1,602
Other liabilities	—	8	101	1,055	(12)	1,152
Total noncurrent liabilities	3	2,481	2,358	3,091	(2,018)	5,915
Total Celanese Corporation stockholders’ equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Noncontrolling interests	—	—	—	—	—	—
Total equity	1,730	1,692	2,580	2,248	(6,520)	1,730
Total liabilities and equity	1,733	5,818	6,101	6,617	(11,269)	9,000

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	228	105	766	154	(491)	762
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(249)	(121)	—	(370)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	13	—	13
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(7)	—	(7)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(20)	—	20	—
Intercompany loan receipts (disbursements)	—	5	(131)	—	126	—
Other, net	—	—	(45)	(13)	—	(58)
Net cash provided by (used in) investing activities	—	5	(445)	(128)	146	(422)
Financing Activities
Short-term borrowings (repayments), net	—	131	(8)	(3)	(131)	(11)
Proceeds from short-term borrowings	—	—	—	177	—	177
Repayments of short-term borrowings	—	—	—	(123)	—	(123)
Proceeds from long-term debt	—	24	50	—	—	74
Repayments of long-term debt	—	(34)	(121)	(48)	5	(198)
Refinancing costs	—	(2)	—	—	—	(2)
Purchases of treasury stock, including related fees	(164)	—	—	—	—	(164)
Dividends to parent	—	(229)	(229)	(33)	491	—
Contributions from parent	—	—	—	20	(20)	—
Stock option exercises	9	—	—	—	—	9
Series A common stock dividends	(83)	—	—	—	—	(83)
Return of capital to parent	—	—	—	—	—	—
Other, net	—	—	(4)	(1)	—	(5)
Net cash provided by (used in) financing activities	(238)	(110)	(312)	(11)	345	(326)
Exchange rate effects on cash and cash equivalents	—	—	—	11	—	11
Net increase (decrease) in cash and cash equivalents	(10)	—	9	26	—	25
Cash and cash equivalents as of beginning of period	10	—	275	674	—	959
Cash and cash equivalents as of end of period	—	—	284	700	—	984

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	7	(100)	396	489	(70)	722
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(170)	(191)	—	(361)
Acquisitions, net of cash acquired	—	—	(23)	—	—	(23)
Proceeds from sale of businesses and assets, net	—	—	1	—	—	1
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(49)	—	(49)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(3)	—	3	—
Intercompany loan receipts (disbursements)	—	5	(53)	—	48	—
Other, net	—	—	(9)	(59)	—	(68)
Net cash provided by (used in) investing activities	—	5	(257)	(299)	51	(500)
Financing Activities
Short-term borrowings (repayments), net	—	53	5	(3)	(53)	2
Proceeds from short-term borrowings	—	—	—	71	—	71
Repayments of short-term borrowings	—	—	—	(71)	—	(71)
Proceeds from long-term debt	—	500	50	—	—	550
Repayments of long-term debt	—	(414)	(10)	(70)	5	(489)
Refinancing costs	—	(9)	—	—	—	(9)
Purchases of treasury stock, including related fees	(45)	—	—	—	—	(45)
Dividends to parent	—	(35)	(35)	—	70	—
Contributions from parent	—	—	—	3	(3)	—
Stock option exercises	62	—	—	—	—	62
Series A common stock dividends	(43)	—	—	—	—	(43)
Return of capital to parent	—	—	—	—	—	—
Other, net	29	—	(7)	(1)	—	21
Net cash provided by (used in) financing activities	3	95	3	(71)	19	49
Exchange rate effects on cash and cash equivalents	—	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	10	—	142	125	—	277
Cash and cash equivalents as of beginning of period	—	—	133	549	—	682
Cash and cash equivalents as of end of period	10	—	275	674	—	959

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	41	(127)	446	368	(90)	638
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(145)	(204)	—	(349)
Acquisitions, net of cash acquired	—	—	(8)	—	—	(8)
Proceeds from sale of businesses and assets, net	—	—	1	5	—	6
Deferred proceeds from Kelsterbach plant relocation	—	—	—	159	—	159
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(204)	—	(204)
Return of capital from subsidiary	—	100	—	—	(100)	—
Contributions to subsidiary	—	(100)	—	—	100	—
Intercompany loan receipts (disbursements)	—	5	(307)	—	302	—
Other, net	—	—	(15)	(30)	—	(45)
Net cash provided by (used in) investing activities	—	5	(474)	(274)	302	(441)
Financing Activities
Short-term borrowings (repayments), net	—	307	(5)	(8)	(307)	(13)
Proceeds from short-term borrowings	—	—	—	70	—	70
Repayments of short-term borrowings	—	—	—	(73)	—	(73)
Proceeds from long-term debt	—	400	—	11	—	411
Repayments of long-term debt	—	(532)	(9)	(55)	5	(591)
Refinancing costs	—	(8)	—	—	—	(8)
Purchases of treasury stock, including related fees	(31)	—	—	—	—	(31)
Dividends to parent	—	(45)	(45)	—	90	—
Contributions from parent	—	—	100	—	(100)	—
Stock option exercises	20	—	—	—	—	20
Series A common stock dividends	(34)	—	—	—	—	(34)
Return of capital to parent	—	—	—	(100)	100	—
Other, net	4	—	(8)	—	—	(4)
Net cash provided by (used in) financing activities	(41)	122	33	(155)	(212)	(253)
Exchange rate effects on cash and cash equivalents	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	—	—	5	(63)	—	(58)
Cash and cash equivalents as of beginning of period	—	—	128	612	—	740
Cash and cash equivalents as of end of period	—	—	133	549	—	682

29. Subsequent Events
On February 6, 2014, the Company declared a quarterly cash dividend of $0.18 per share on its Common Stock amounting to $28 million. The cash dividend is for the period from November 1, 2013 to January 31, 2014 and will be paid on February 28, 2014 to holders of record as of February 17, 2014.
On February 6, 2014, the Company's Board of Directors approved an increase in its share repurchase authorization of its Common Stock to $400 million. As of December 31, 2013, the Company had $228 million remaining under previous authorizations.
On February 4, 2014, the Company entered into a joint venture agreement with Mitsui to form Fairway Methanol LLC (Note 4). The venture has a term of 20 years, subject to a 10 year renewal. The Company holds a variable interest in Fairway Methanol LLC as the primary beneficiary. Accordingly, the Company will consolidate Fairway Methanol LLC and will report a noncontrolling interest for the share of the venture owned by Mitsui. Upon formation, the Company contributed construction in progress and was reimbursed for pre-formation costs paid by the Company through the date of formation (Note 6).

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

4.3
Indenture, dated May 6, 2011, by and between Celanese US Holdings LLC, Celanese Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 6, 2011).

4.4
First Supplemental Indenture, 5.875% Senior Notes due 2021, dated May 6, 2011, by and between Celanese US Holdings LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on May 6, 2011).

4.5
Second Supplemental Indenture, 4.625% Senior Notes due 2022, dated November 13, 2012, by and between Celanese US Holdings LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 13, 2012).

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

10.1(a)
Amended and Restated Credit Agreement, dated September 29, 2010, among Celanese Corporation, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers and guarantors, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities LLC and Banc of Americas Securities LLC as joint lead arrangers and joint book runners, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland PLC, as Co-Documentation Agents, the other lenders party thereto, and certain other agents for such lenders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 29, 2010).

10.1(b)
Amendment No. 1, dated January 23, 2013, among Celanese Corporation, Celanese US Holdings LLC, Celanese Americas LLC, the lenders party thereto, and Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2013).

10.1(c)
Amendment No. 2, dated August 14, 2013, among Celanese Corporation, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC, the lenders party thereto and Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on October 21, 2013).

10.1(d)
Amendment Agreement, dated September 16, 2013, among Celanese Corporation, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC, the lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, and Deutsche Bank Securities Inc., as lead arranger and book runner (containing an Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.5. to the Quarterly Report on Form 10-Q filed with the SEC on October 21, 2013).

10.1(e)
Guarantee and Collateral Agreement, dated April 2, 2007, by and among Celanese Holdings LLC, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2010).

Exhibit Number
Description

10.2
Purchase and Sale Agreement, dated August 28, 2013, among Celanese Acetate LLC, Celanese Ltd., Ticona Polymers, Inc. and CE Receivables LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8−K filed with the SEC on September 3, 2013).

10.2(a)
Receivables Purchase Agreement, dated August 28, 2013, among Celanese International Corporation, CE Receivables LLC, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo−Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8−K filed with the SEC on September 3, 2013).

10.2(b)*
First Amendment to Receivables Purchase Agreement, dated October 31, 2013, among Celanese International Corporation, CE Receivables LLC, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo−Mitsubishi UFJ, Ltd., New York Branch, as administrator.

10.2(c)
Performance Guaranty, dated August 28, 2013, by Celanese US Holdings LLC in favor of The Bank of Tokyo−Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8−K filed with the SEC on September 3, 2013).

10.3‡	Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 3, 2005).

10.3(a)‡	Amendment to Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.3(b)‡	Form of 2007 Deferral Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2007).

10.4‡	Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 29, 2008).

10.4(a)‡
Amendment Number One to Celanese Corporation 2008 Deferred Compensation Plan dated December 11, 2008 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the SEC on April 23, 2009).

10.4(b)*‡	Amendment Number Two to Celanese Corporation 2008 Deferred Compensation Plan dated December 22, 2008.

10.5‡	Celanese Corporation 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.5(a)‡
Form of Nonqualified Stock Option Agreement (for employees) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.5(b)‡
Form of Amendment to Nonqualified Stock Option Agreement (for employees) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.5(b) to the Annual Report on Form 10-K filed with the SEC on February 12, 2010).

10.5(c)‡
Form of Amendment Two to Nonqualified Stock Option Agreement (for executive officers) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.5(d)‡
Form of Nonqualified Stock Option Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.8(d) to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.6‡	Celanese Corporation 2009 Global Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the SEC on April 23, 2009).

10.6(a)‡
Form of 2009 Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

10.6(b)‡
Time-Vesting Restricted Stock Unit Agreement, dated April 23, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2009).

Exhibit Number
Description

10.6(c)‡
Form of 2010 Performance-Vesting Restricted Stock Unit Award Agreement) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).

10.6(d)‡
Form of 2010 Time-Vesting Restricted Stock Unit Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).

10.6(e)‡
Form of 2010 Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).

10.6(f)‡
Form of Time-Vesting Restricted Stock Unit Award Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 22, 2011).

10.6(g)‡	Form of 2011 Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.6(h)‡	Form of 2011 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.6(i)‡	Form of 2011 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.6(j)‡	Form of Nonqualified Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6(k)‡	Form of Time-Vesting Restricted Stock Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6(l)‡
Form of Performance-Vesting Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6(m)‡
Form of Amendment to 2010 and 2011 Nonqualified Stock Option Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6(n)‡
Form of Amendment to 2010 and 2011 Time-Vesting Restricted Stock Unit Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6(o)‡
Form of Amendment to 2010 and 2011 Performance-Vesting Restricted Stock Unit Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.7‡
Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, April 19, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2012).

10.7(a)‡	Form of 2012 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K filed with the SEC on February 8, 2013).

10.7(b)‡	Form of 2012 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6(b) to the Annual Report on Form 10-K filed with the SEC on February 8, 2013).

10.7(c)‡	Form of 2013 Performance−Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8−K filed with the SEC on February 12, 2013).

10.7(d)*‡	Form of 2013 Time-Vesting Restricted Stock Unit Award Agreement.

10.7(e)*‡	Form of 2013 Nonqualified Stock Option Award Agreement.

10.7(f)*‡	Form of 2013 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

Exhibit Number
Description

10.8‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).

10.9‡	Executive Severance Benefits Plan, dated July 21, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2010).

10.9(a)‡	Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8−K filed with the SEC on February 12, 2013).

10.10‡
Summary of pension benefits for David N. Weidman (updated to include revisions effective after the summary was first filed as Exhibit 10.34 to the Annual Report on Form 10-K filed with the SEC on March 31, 2005) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.11(a)‡
Offer Letter, dated February 25, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2009).

10.11(b)‡
Letter Agreement, dated November 4, 2011, between Celanese Corporation and Mark C. Rohr (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2011).

10.11(c)‡
Agreement and Amendment, dated March 27, 2012, between Celanese Corporation and David N. Weidman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 24, 2012).

10.11(d)‡
Agreement and General Release, dated June 12, 2012, between Celanese Corporation and Jacquelyn H. Wolf (incorporated by reference to Exhibit 10.10(e) to the Annual Report on Form 10-K filed with the SEC on February 8, 2013).

10.11(e)‡
Offer Letter, dated September 8, 2012, between Celanese Corporation and Lori A. Johnston (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on October 23, 2012).

10.11(f)‡
Agreement and Amendment, dated March 18, 2013, between Celanese Corporation and Douglas M. Madden (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 19, 2013).

10.12‡
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

10.12(a)‡
Change in Control Agreement, dated May 1, 2008, between Celanese Corporation and Christopher W. Jensen (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2008).

10.12(b)‡
Form of 2010 Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2010).

10.12(c)‡
Form of Amendment No. 1 to 2010 Form of Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on October 26, 2011).

10.12(d)‡
Form of 2012 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.13‡
Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2009).

10.14*‡	Celanese Americas Supplemental Retirement Savings Plan, amended and restated effective January 1, 2009.

10.14(a)*‡	First Amendment to Celanese Americas Supplemental Retirement Savings Plan dated April 10, 2013.

Exhibit Number
Description

10.15*‡	Summary of Non-Employee Director Compensation.

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

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of subsidiaries of Celanese Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

23.2*	Consent of Independent Auditors of CTE Petrochemicals Company, BDO USA, LLP.

23.3*	Consent of Independent Auditors of National Methanol Company, BDO Dr. Mohamed Al-Amri & Co.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited financial statements as of December 31, 2013 and 2012 and for each of the years in the three year period ended December 31, 2013 for CTE Petrochemicals Company.

99.2*	Audited financial statements as of December 31, 2013 and 2012 and for each of the years in the three year period ended December 31, 2013 for National Methanol Company.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*     Filed herewith.
‡ Indicates a management contract or compensatory plan or arrangement.
†     Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the SEC.