Form 10-Q
period 2014-03-31
Celanese Corp
filed 2014-04-22
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of April 17, 2014 was 155,931,784.

CELANESE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended March 31, 2014

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(In $ millions, except share and per share data)
Net sales	1,705	1,605
Cost of sales	(1,327)	(1,272)
Gross profit	378	333
Selling, general and administrative expenses	(104)	(106)
Amortization of intangible assets	(6)	(11)
Research and development expenses	(22)	(26)
Other (charges) gains, net	(1)	(4)
Foreign exchange gain (loss), net	(1)	(1)
Gain (loss) on disposition of businesses and assets, net	(1)	(1)
Operating profit (loss)	243	184
Equity in net earnings (loss) of affiliates	40	54
Interest expense	(39)	(43)
Refinancing expense	—	—
Interest income	—	—
Dividend income - cost investments	29	24
Other income (expense), net	—	(1)
Earnings (loss) from continuing operations before tax	273	218
Income tax (provision) benefit	(78)	(77)
Earnings (loss) from continuing operations	195	141
Earnings (loss) from operation of discontinued operations	—	2
Gain (loss) on disposition of discontinued operations	—	—
Income tax (provision) benefit from discontinued operations	—	(1)
Earnings (loss) from discontinued operations	—	1
Net earnings (loss)	195	142
Net (earnings) loss attributable to noncontrolling interests	1	—
Net earnings (loss) attributable to Celanese Corporation	196	142
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	196	141
Earnings (loss) from discontinued operations	—	1
Net earnings (loss)	196	142
Earnings (loss) per common share - basic
Continuing operations	1.25	0.88
Discontinued operations	—	0.01
Net earnings (loss) - basic	1.25	0.89
Earnings (loss) per common share - diluted
Continuing operations	1.25	0.88
Discontinued operations	—	0.01
Net earnings (loss) - diluted	1.25	0.89
Weighted average shares - basic	156,501,794	159,682,386
Weighted average shares - diluted	156,812,915	160,201,636

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2014	2013
	(In $ millions)
Net earnings (loss)	195	142
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—
Foreign currency translation	5	(31)
Gain (loss) on interest rate swaps	(3)	1
Pension and postretirement benefits	(12)	—
Total other comprehensive income (loss), net of tax	(10)	(30)
Total comprehensive income (loss), net of tax	185	112
Comprehensive (income) loss attributable to noncontrolling interests	1	—
Comprehensive income (loss) attributable to Celanese Corporation	186	112

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2014	As of December 31, 2013
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2014: $33)	998	984
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2014: $9; 2013: $9)	986	867
Non-trade receivables, net	256	343
Inventories	816	804
Deferred income taxes	115	115
Marketable securities, at fair value	43	41
Other assets	32	28
Total current assets	3,246	3,182
Investments in affiliates	828	841
Property, plant and equipment (net of accumulated depreciation - 2014: $1,712; 2013: $1,672; variable interest entity restricted - 2014: $174)	3,519	3,425
Deferred income taxes	261	289
Other assets (variable interest entity restricted - 2014: $24)	332	341
Goodwill	798	798
Intangible assets, net	145	142
Total assets	9,129	9,018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	157	177
Trade payables - third party and affiliates	790	799
Other liabilities	479	541
Deferred income taxes	10	10
Income taxes payable	74	18
Total current liabilities	1,510	1,545
Long-term debt	2,881	2,887
Deferred income taxes	220	225
Uncertain tax positions	158	200
Benefit obligations	1,147	1,175
Other liabilities	293	287
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2014 and 2013: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2014: 165,895,295 issued and 155,931,784 outstanding; 2013: 165,867,965 issued and 156,939,828 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2014 and 2013: 0 issued and outstanding)	—	—
Treasury stock, at cost (2014: 9,963,511 shares; 2013: 8,928,137 shares)	(414)	(361)
Additional paid-in capital	61	53
Retained earnings	3,179	3,011
Accumulated other comprehensive income (loss), net	(14)	(4)
Total Celanese Corporation stockholders’ equity	2,812	2,699
Noncontrolling interests	108	—
Total equity	2,920	2,699
Total liabilities and equity	9,129	9,018

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Three Months Ended March 31, 2014
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	156,939,828	—
Stock option exercises	25,000	—
Purchases of treasury stock	(1,035,374)	—
Stock awards	2,330	—
Balance as of the end of the period	155,931,784	—
Treasury Stock
Balance as of the beginning of the period	8,928,137	(361)
Purchases of treasury stock, including related fees	1,035,374	(53)
Balance as of the end of the period	9,963,511	(414)
Additional Paid-In Capital
Balance as of the beginning of the period		53
Stock-based compensation, net of tax		8
Stock option exercises, net of tax		—
Balance as of the end of the period		61
Retained Earnings
Balance as of the beginning of the period		3,011
Net earnings (loss) attributable to Celanese Corporation		196
Series A common stock dividends		(28)
Balance as of the end of the period		3,179
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(4)
Other comprehensive income (loss), net of tax		(10)
Balance as of the end of the period		(14)
Total Celanese Corporation stockholders’ equity		2,812
Noncontrolling Interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		(1)
Contributions from noncontrolling interests		109
Balance as of the end of the period		108
Total equity		2,920

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(In $ millions)
Operating Activities
Net earnings (loss)	195	142
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(16)	(4)
Depreciation, amortization and accretion	76	80
Pension and postretirement benefit expense	(26)	(5)
Pension and postretirement contributions	(48)	(19)
Deferred income taxes, net	(7)	(8)
(Gain) loss on disposition of businesses and assets, net	1	1
Refinancing expense	—	—
Other, net	35	2
Operating cash provided by (used in) discontinued operations	—	1
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(123)	(100)
Inventories	(15)	(55)
Other assets	4	(7)
Trade payables - third party and affiliates	23	36
Other liabilities	65	83
Net cash provided by (used in) operating activities	164	147
Investing Activities
Capital expenditures on property, plant and equipment	(78)	(66)
Acquisitions, net of cash acquired	—	—
Proceeds from sale of businesses and assets, net	—	—
Capital expenditures related to Kelsterbach plant relocation	—	(3)
Capital expenditures related to Fairway Methanol LLC	(70)	(8)
Other, net	(3)	(10)
Net cash provided by (used in) investing activities	(151)	(87)
Financing Activities
Short-term borrowings (repayments), net	(3)	(19)
Proceeds from short-term debt	25	24
Repayments of short-term debt	(40)	(24)
Proceeds from long-term debt	—	50
Repayments of long-term debt	(6)	(55)
Refinancing costs	—	—
Purchases of treasury stock, including related fees	(53)	—
Stock option exercises	—	1
Series A common stock dividends	(28)	(12)
Contributions from noncontrolling interests	109	—
Other, net	—	—
Net cash provided by (used in) financing activities	4	(35)
Exchange rate effects on cash and cash equivalents	(3)	(6)
Net increase (decrease) in cash and cash equivalents	14	19
Cash and cash equivalents as of beginning of period	984	959
Cash and cash equivalents as of end of period	998	978

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2014 and 2013 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP may have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2013, filed on February 7, 2014 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.
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
For those consolidated ventures in which the Company owns or is exposed to less than 100% of the economics, the outside stockholders' interests are shown as noncontrolling interests.
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

2. Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements ("FASB ASC Topic 205") and FASB ASC Topic 360, Property, Plant and Equipment ("FASB ASC Topic 360"). The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this ASU.
3. Acquisitions, Dispositions and Plant Closures
Plant Closures

•	Roussillon, France
In November 2013, the Company announced its intent to initiate an information and consultation process on the contemplated closure of its acetic anhydride facility in Roussillon, France. In December 2013, the Company announced it had completed the consultation process pursuant to which the Company ceased all manufacturing operations in December 2013. The Roussillon, France operations are included in the Acetyl Intermediates segment.

•	Tarragona, Spain
In November 2013, the Company announced its intent to initiate an information and consultation process on the contemplated closure of its vinyl acetate monomer ("VAM") facility in Tarragona, Spain. In December 2013, the Company announced it had completed the consultation process pursuant to which the Company ceased all manufacturing operations in December 2013. The Tarragona, Spain VAM operations are included in the Acetyl Intermediates segment.
Exit costs related to the closure of the Roussillon acetic anhydride facility and the Tarragona VAM facility are recorded to Other (charges) gains, net in the unaudited interim consolidated statements of operations (Note 14).
4. Ventures and Variable Interest Entities
Consolidated Variable Interest Entities
On February 4, 2014, the Company and Mitsui & Co., Ltd., of Tokyo, Japan (“Mitsui”) formed a 50%-owned joint venture, Fairway Methanol LLC ("Fairway"), for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at the Company's Clear Lake facility. Both Mitsui and the Company will supply their own natural gas to Fairway in exchange for methanol tolling under a cost plus off-take arrangement. The planned methanol facility will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015. In exchange for ownership in the venture, the Company contributed net cash of $6 million and pre-formation costs, including costs for long lead time materials, of $103 million of which $70 million was subject to reimbursement from Mitsui should the venture not form and was included in Non-trade receivables at December 31, 2013. Upon consolidation of the venture, the non-trade receivable was settled. Mitsui contributed cash in exchange for ownership in the venture.
The Company determined that Fairway is a variable interest entity (“VIE”) in which the Company is the primary beneficiary. Under the terms of the joint venture agreements, the Company provides site services and day-to-day operations for the methanol facility. In addition, the joint venture agreements provide that the Company indemnifies Mitsui for environmental obligations that exceed a specified threshold, as well as an equity option between the partners. Accordingly, the Company consolidates the venture and records a noncontrolling interest for the share of the venture owned by Mitsui.

The carrying amount of the assets and liabilities associated with Fairway that are included in the unaudited consolidated balance sheet are as follows:

As of March 31, 2014
(In $ millions)

Cash and cash equivalents	33
Property, plant and equipment	174
Other assets	24
Total assets(1)	231

Current liabilities	16
Total liabilities(2)	16
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Represents amounts owed by Fairway for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of March 31, 2014 relates primarily to take-or-pay obligations for services included in the unconditional purchase obligations (Note 18).
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Property, plant and equipment, net	105	111

Trade payables	45	49
Current installments of long-term debt	8	8
Long-term debt	130	136
Total liabilities	183	193

Maximum exposure to loss	306	311
The difference between the total liabilities associated with obligations to VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the unconditional purchase obligations discussed above.

5. Marketable Securities, at Fair Value
The Company’s nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 11).
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Mutual Funds
Amortized cost	43	41
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	43	41
See Note 17 - Fair Value Measurements for additional information regarding the fair value of the Company's marketable securities.
6. Inventories

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Finished goods	591	571
Work-in-process	59	59
Raw materials and supplies	166	174
Total	816	804
7. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2013
Goodwill	303	254	43	198	798
Accumulated impairment losses	—	—	—	—	—
Net book value	303	254	43	198	798
Exchange rate changes	—	—	—	—	—
As of March 31, 2014
Goodwill	303	254	43	198	798
Accumulated impairment losses	—	—	—	—	—
Net book value	303	254	43	198	798

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2013	33	544	30	39	646
Acquisitions	—	—	—	9	9	(1)
Exchange rate changes	(1)	—	1	—	—
As of March 31, 2014	32	544	31	48	655
Accumulated Amortization
As of December 31, 2013	(20)	(521)	(21)	(25)	(587)
Amortization	(1)	(4)	(1)	—	(6)
Exchange rate changes	—	—	—	—	—
As of March 31, 2014	(21)	(525)	(22)	(25)	(593)
Net book value	11	19	9	23	62
______________________________

(1)	Represents intangible assets acquired related to Fairway with a weighted average amortization period of 28 years (Note 4).
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2013	83
Acquisitions	—
Accumulated impairment losses	—
Exchange rate changes	—
As of March 31, 2014	83
The Company's trademarks and trade names have an indefinite life. For the three months ended March 31, 2014, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2015	11
2016	8
2017	7
2018	4
2019	3

8. Current Other Liabilities

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Salaries and benefits	80	96
Environmental (Note 12)	29	30
Restructuring (Note 14)	45	60
Insurance	13	14
Asset retirement obligations	25	29
Derivatives (Note 16)	8	12
Current portion of benefit obligations	48	78
Interest	35	24
Sales and use tax/foreign withholding tax payable	13	12
Uncertain tax positions	64	64
Customer rebates	41	48
Other	78	74
Total	479	541
9. Noncurrent Other Liabilities

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Environmental (Note 12)	66	67
Insurance	53	50
Deferred revenue	27	28
Deferred proceeds	53	53
Asset retirement obligations	17	18
Derivatives (Note 16)	2	3
Restructuring (Note 14)	1	2
Income taxes payable	20	20
Other	54	46
Total	293	287
10. Debt

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	23	24
Short-term borrowings, including amounts due to affiliates	99	103
Accounts receivable securitization facility	35	50
Total	157	177

The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates and borrowing under the accounts receivable securitization facility, was 3.6% as of March 31, 2014 compared to 3.2% as of December 31, 2013. The weighted average interest rate on the accounts receivable securitization facility was 0.7% as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016	975	978
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	169
Obligations under capital leases due at various dates through 2054	260	264
Subtotal	2,904	2,911
Current installments of long-term debt	(23)	(24)
Total	2,881	2,887
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
Senior Credit Facilities
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the 2010 amendment agreement, the "2010 Amended Credit Agreement"). The 2010 Amended Credit Agreement consisted of the Term C loan facility due 2016, the Term B loan facility due on April 2, 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating on April 2, 2014.
In September 2013, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding 2010 Amended Credit Agreement (as amended and restated by the 2013 amendment agreement, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a reduction in the interest rates payable in connection with certain borrowings and consists of the Term C-2 loan facility due 2016, the $600 million revolving credit facility terminating in 2015 and the $81 million credit-linked revolving facility, which was terminated on March 28, 2014.
As of March 31, 2014, the margin for borrowings under the Term C-2 loan facility was 2.0% above LIBOR (for US dollars) and 2.0% above the Euro Interbank Offered Rate ("EURIBOR") (for Euros), as applicable. As of March 31, 2014, the margin for borrowings under the revolving credit facility was 2.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the Company’s corporate credit ratings.
Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. In addition, the Company pays quarterly commitment fees on the unused portions of the revolving credit facility of 0.25% per annum.
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
The Company’s amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of March 31, 2014
Maximum	Estimate	Estimate, If Fully Drawn
3.90	0.81	1.27
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
The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2014.
Accounts Receivable Securitization Facility
In August 2013, the Company entered into a $135 million US accounts receivable securitization facility pursuant to (i) a Purchase and Sale Agreement (the "Sale Agreement") among certain US subsidiaries of the Company (each an "Originator"), Celanese International Corporation ("CIC") and CE Receivables LLC, a newly formed, wholly-owned, "bankruptcy remote" special purpose subsidiary of an Originator (the "Transferor") and (ii) a Receivables Purchase Agreement (the "Purchase Agreement"), among CIC, as servicer, the Transferor, various third-party purchasers (collectively, the "Purchasers") and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (the "Administrator").
Under the Sale Agreement, each Originator will sell or contribute, on an ongoing basis, substantially all of its accounts receivable to the Transferor. Under the Purchase Agreement, the Transferor may obtain up to $135 million (in the form of cash and/or letters of credit for the benefit of the Company and its subsidiaries) from the Purchasers through the sale of undivided interests in certain US accounts receivable. The borrowing base of the accounts receivable securitization facility is subject to downward adjustment based on the evaluation of eligible accounts receivables pursuant to the Purchase Agreement. As of March 31, 2014, the borrowing base was $132 million.
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
During the three months ended March 31, 2014, Celanese US paid $15 million of borrowings outstanding under the accounts receivable securitization facility using cash on hand.
As of March 31, 2014, the outstanding amount of accounts receivable transferred by the Originators to the Transferor was $217 million.
The Company's balances available for borrowing are as follows:

As of March 31, 2014
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Accounts Receivable Securitization Facility
Borrowings outstanding	35
Letters of credit issued	80
Available for borrowing	17

11. Benefit Obligations
In November 2013, the Company announced it would amend its US postretirement health care plan to (a) eliminate eligibility for all current and future US non-union employees; (b) terminate its US postretirement health care plan on December 31, 2014 for all US participants; and (c) offer certain eligible US participants a lump-sum buyout payment if they irrevocably waive all future benefits under the US postretirement health care plan and end their participation before December 31, 2014. These actions generated a prior service credit of $92 million, which was recorded to Accumulated other comprehensive income in December 2013, net in the consolidated balance sheets. The prior service credit is being amortized ratably into the consolidated statements of operations through December 31, 2014. The Company recognized $20 million of prior service credit amortization as part of net periodic benefit cost during the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company made $30 million in lump-sum buyout payments to certain eligible US individuals.
The components of net periodic benefit costs are as follows:

	Three Months Ended March 31,
	2014		2013
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In $ millions)
Service cost	3	—	9	1
Interest cost	42	2	39	2
Expected return on plan assets	(54)	—	(56)	—
Amortization of prior service cost (credit), net	—	(19)	—	—
Total	(9)	(17)	(8)	3
Commitments to fund benefit obligations during 2014 are as follows:

	As of March 31, 2014	Total Expected 2014
	(In $ millions)
Cash contributions to defined benefit pension plans	6	27
Benefit payments to nonqualified pension plans	6	22
Benefit payments to other postretirement benefit plans	36	54
The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $2 million for the three months ended March 31, 2014.
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

The components of environmental remediation reserves are as follows:

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Demerger obligations (Note 18)	26	27
Divestiture obligations (Note 18)	22	21
Active sites	32	32
US Superfund sites	12	13
Other environmental remediation reserves	3	4
Total	95	97
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 18). The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
US Superfund Sites
In the US, the Company may be subject to substantial claims brought by US federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the US Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as "Superfund") for investigation and cleanup costs at certain sites. At most of these sites, numerous companies, including the Company, or one of its predecessor companies, have been notified that the US Environmental Protection Agency ("EPA"), state governing bodies or private individuals consider such companies to be potentially responsible parties ("PRP") under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites, and the status of the insurance coverage for some of these proceedings is uncertain. Consequently, the Company cannot accurately determine its ultimate liability for investigation or cleanup costs at these sites.
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
One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") of the contaminants in the lower 17-mile stretch known as the Lower Passaic River Study Area. The RI/FS is ongoing and is scheduled to be completed next year. The Company is among a group of settling parties to a June 2012 Administrative Order on Consent with the EPA to perform a removal action on a small section of the river. The Company was named as a third-party defendant along with more than 200 other entities in an action initially brought by the New Jersey Department of Environmental Protection ("NJDEP") in the Supreme Court of New Jersey against Occidental Chemical Corporation and several other companies. This suit by the NJDEP sought recovery of costs arising from alleged discharges into the Lower Passaic River and was resolved as to the Company in December 2013.
The EPA issued a proposed plan for remedial alternatives to address cleanup of the lower 8-mile stretch of the Passaic River on April 11, 2014. The EPA estimates the cost for the alternatives will range from $365 million to $3.2 billion. The EPA's preferred alternative would involve dredging the Passaic River bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The public comment period ends June 20, 2014, after which the EPA will evaluate all the input and make its final record of decision, which is expected in early 2015. Currently, the RI/FS is still ongoing and the EPA has not considered comments or determined the scope of the requested cleanup, nor have the final remedy and costs been determined. Additionally, the Company has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. Accordingly, the Company cannot reliably estimate its portion of the final costs for this matter at this time. The Company is vigorously defending these and all related matters and believes its ultimate allocable share of the cleanup costs will not be material.
Environmental Proceedings
In January 2013, following self-disclosures by the Company, the Company's Meredosia, Illinois site received a Notice of Violation/Finding of Violation from the EPA Region 5 alleging Clean Air Act violations. The Company is working with the EPA and with the state agency to reach a resolution of this matter. Based on currently available information and the Company's past experience, it does not believe that resolution of this matter will have a significant impact on the Company, even though the Company cannot conclude that a penalty will be less than $100,000. The Meredosia, Illinois site is included in the Industrial Specialties segment.
13. Stockholders’ Equity
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
Treasury Stock
The Company’s Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
February 2014	172
As of March 31, 2014	1,065
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

The share repurchase activity pursuant to this authorization is as follows:

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2014
	2014	2013
Shares repurchased	1,035,374	—	17,364,081	(1)
Average purchase price per share	$51.30	$—	$41.36
Amount spent on repurchased shares (in millions)	$53	$—	$718
______________________________

(1)
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
Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(3)	8	5	(31)	—	(31)
Gain (loss) on interest rate swaps	—	(3)	(3)	2	(1)	1
Pension and postretirement benefits	(19)	7	(12)	—	—	—
Total	(22)	12	(10)	(29)	(1)	(30)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 5)	Foreign Currency Translation	Gain (Loss) on Interest Rate Swaps (Note 16)	Pension and Postretire- ment Benefits (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2013	—	(3)	(44)	43	(4)
Other comprehensive income before reclassifications	—	(3)	—	—	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(19)	(19)
Income tax (provision) benefit	—	8	(3)	7	12
As of March 31, 2014	—	2	(47)	31	(14)

14. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2014	2013
	(In $ millions)
Employee termination benefits	(2)	(2)
Kelsterbach plant relocation	—	(2)
Plant/office closures	1	—
Total	(1)	(4)
2014
During the three months ended March 31, 2014, the Company recorded $2 million of employee termination benefits related to the closure of its acetic anhydride facility in Roussillon, France and VAM facility in Tarragona, Spain (Note 3).
2013
During the three months ended March 31, 2013, the Company recorded $2 million of employee termination benefits related to a business optimization project which is included in the Industrial Specialties and Acetyl Intermediates segments.
During the three months ended March 31, 2013, the Company recorded $2 million of costs related to the relocation of the Company's polyacetal ("POM") operations from Kelsterbach, Germany to Frankfurt Hoechst Industrial Park, Germany, which is included in the Advanced Engineered Materials segment.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2013	4	3	2	16	4	29
Additions	—	—	—	1	1	2
Cash payments	—	—	—	(10)	(1)	(11)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of March 31, 2014	4	3	2	7	4	20
Plant/Office Closures
As of December 31, 2013	—	—	—	33	—	33
Additions	—	—	—	—	—	—
Cash payments	—	—	—	(6)	—	(6)
Other changes	—	—	—	(1)	—	(1)
Exchange rate changes	—	—	—	—	—	—
As of March 31, 2014	—	—	—	26	—	26
Total	4	3	2	33	4	46

15. Income Taxes

	Three Months Ended March 31,
	2014	2013
Effective income tax rate	29%	35%
The decrease in the effective income tax rate for the three months ended March 31, 2014 was primarily due to losses in jurisdictions without income tax benefit and valuation allowances against net deferred tax assets established in certain jurisdictions for the three months ended March 31, 2013.
Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the three months ended March 31, 2014, the Company's uncertain tax positions decreased $42 million primarily as a result of the reclassification of uncertain tax positions for net operating loss carryforwards in certain jurisdictions to deferred income tax assets.
The Company's US tax returns for the years 2009 through 2012 are currently under audit by the US Internal Revenue Service and certain of the Company's subsidiaries are under audit in jurisdictions outside of the US. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations. Such amounts have been reflected in the current portion of uncertain tax positions (Note 8).
16. Derivative Financial Instruments
Interest Rate Risk Management
To reduce the interest rate risk inherent in the Company’s variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of its variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges and fix the LIBOR portion of the Company’s US-dollar denominated variable rate borrowings (Note 10). If an interest rate swap agreement is terminated prior to its maturity, the amount previously recorded in Accumulated other comprehensive income (loss), net is recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in Accumulated other comprehensive income (loss), net are recognized into earnings immediately.
US-dollar interest rate swap derivative arrangements are as follows:

As of March 31, 2014
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
500	January 2, 2014	January 2, 2016	1.02%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 10).

As of December 31, 2013
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)
1,100	January 2, 2012	January 2, 2014	1.71%
500	January 2, 2014	January 2, 2016	1.02%
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 10).

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
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Total	893	869
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
Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended March 31,
	2014				2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	—	(1)	—		—	(2)	(2)	(3)
Not Designated as Hedges
Interest rate swaps	—		—		—		—
Foreign currency forwards and swaps	—		(2)	(4)	—		3	(4)
Total	—		(2)		—		1
______________________________

(1)	Amount excludes $3 million of tax expense recognized in Other comprehensive income (loss).

(2)	Amount excludes $1 million of tax expense recognized in Other comprehensive income (loss).

(3)	Amount represents reclassification from Accumulated other comprehensive income (loss), net and is included in Interest expense in the unaudited interim consolidated statements of operations.

(4)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

See Note 17 - Fair Value Measurements for additional information regarding the fair value of the Company’s derivative arrangements.
Certain of the Company's foreign currency forwards and swaps and interest rate swap arrangements permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement. The Company's interest rate swap agreements are subject to cross collateralization under the Guarantee and Collateral Agreement entered into in conjunction with the Term loan borrowings (Note 10).

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Derivative Assets
Gross amount recognized	4	1
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	4	1
Gross amount not offset in the consolidated balance sheets	4	1
Net amount	—	—

	As of March 31, 2014	As of December 31, 2013
	(In $ millions)
Derivative Liabilities
Gross amount recognized	10	16
Gross amount offset in the consolidated balance sheets	—	1
Net amount presented in the consolidated balance sheets	10	15
Gross amount not offset in the consolidated balance sheets	4	1
Net amount	6	14
17. Fair Value Measurements
The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement ("FASB ASC Topic 820") for financial assets and liabilities. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Valuations for fund investments such as common/collective trusts and registered investment companies, which do not have readily determinable fair values, are typically estimated using a net asset value provided by a third party as a practical expedient.
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
Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In $ millions)
Mutual funds	Marketable securities, at fair value	43	—	43
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	4	4
Total assets as of March 31, 2014		43	4	47
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(4)	(4)
Interest rate swaps	Noncurrent Other liabilities	—	(2)	(2)
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other liabilities	—	(4)	(4)
Total liabilities as of March 31, 2014		—	(10)	(10)

Mutual funds	Marketable securities, at fair value	41	—	41
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	1	1
Total assets as of December 31, 2013		41	1	42
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(5)	(5)
Interest rate swaps	Noncurrent Other liabilities	—	(3)	(3)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	(2)	(2)
Foreign currency forwards and swaps	Current Other liabilities	—	(5)	(5)
Total liabilities as of December 31, 2013		—	(15)	(15)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In $ millions)
As of March 31, 2014
Cost investments	145	—	—	—
Insurance contracts in nonqualified trusts	57	57	—	57
Long-term debt, including current installments of long-term debt	2,904	2,704	260	2,964
As of December 31, 2013
Cost investments	145	—	—	—
Insurance contracts in nonqualified trusts	62	62	—	62
Long-term debt, including current installments of long-term debt	2,911	2,696	264	2,960
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
As of March 31, 2014 and December 31, 2013, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
18. Commitments and Contingencies
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

Commercial Actions
In June 2012, Linde Gas Singapore Pte. Ltd. ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. The Company filed its answer in August 2012. The arbitral panel bifurcated the case into a liability and damages phase. In December 2013, the arbitral panel ruled that Singapore Ltd. was not required to purchase minimum quantities under the express terms of the contract but, under the circumstances in 2012, had breached its implied duty of good faith. Both parties have filed opening briefs in the damages phase. Linde Gas was initially seeking $38 million in damages. It is now seeking damages of $68 million, of which the incremental amount relates to operations in 2012 and 2013 that the Company contends were not part of the liability phase of the arbitration, together with injunctive relief. A hearing on damages will likely be held in the first half of 2014. Based on the Company's evaluation of currently available information, the Company does not believe any Possible Loss, including any Possible Loss in excess of reserves, would have a significant adverse effect on the financial position of the Company, but could have a significant adverse effect on the results of operations or cash flows in any given period. The Company continues to vigorously defend the matter.
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
In September 2011, the share valuation expert appointed by the court in connection with the Domination Agreement rendered an opinion. The expert opined that the fair cash compensation for these stockholders (145,387 shares) should be increased from €41.92 to €51.86, thereby increasing the share value by a total of €2 million (including interest) and recommended that the amount of the guaranteed dividend be increased from €2.89 to €3.79, which added €1 million to the Domination Agreement claims. In March 2013, the expert issued a supplementary opinion affirming his previous views and calculations. On January 28, 2014, the court ruled and adopted the expert's valuation methodology; however, it raised the cash compensation from €41.92 to €49.43 and the guaranteed dividend from €2.89 to €3.61, which represent lesser amounts than those provided by the expert. BCP Holdings and certain plaintiffs have filed notices of appeal. For those claims brought under the Domination Agreement, based on the court's ruling, the Company does not believe that the Possible Loss, including any Possible Loss in excess of reserves, is material.

The court's ruling in the Domination Agreement case on the share price has no effect on cash compensation in the Squeeze-Out proceeding because the recommended amount is lower than the price those stockholders already received in the Squeeze-Out. A preliminary hearing in the Squeeze-Out proceeding has been scheduled for May 2014, but no expert has been appointed and as to the guaranteed dividend, the court's ruling is not binding in the Squeeze-Out proceeding. Based on the Company's evaluation of currently available information, including that the amount of the fair cash compensation sought is unspecified, unsupported or uncertain, there are significant facts in dispute and the court has not yet appointed an expert, the Company cannot estimate the Possible Loss, if any, at this time.
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
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the demerger agreement, including for environmental liabilities associated with contamination arising either from environmental damage in general ("Category A") or under 19 divestiture agreements entered into by Hoechst prior to the demerger ("Category B") (Note 12).
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2014 are $65 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk (Note 12).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $133 million as of March 31, 2014. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2014, the Company had unconditional purchase obligations of $3.6 billion, which extend through 2036.

19. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended March 31, 2014
Net sales	373	302	(1)	312	841	(1)	—	(123)	1,705
Other (charges) gains, net	—	—		—	—		(1)	—	(1)
Operating profit (loss)	57	99		20	97		(30)	—	243
Equity in net earnings (loss) of affiliates	33	1		—	1		5	—	40
Depreciation and amortization	26	11		14	21		3	—	75
Capital expenditures	9	28		4	76		1	—	118	(2)
	As of March 31, 2014
Goodwill and intangibles, net	367	277		59	240		—	—	943
Total assets	2,684	1,515		973	2,390		1,567	—	9,129
	Three Months Ended March 31, 2013
Net sales	329	295	(1)	288	808	(1)	—	(115)	1,605
Other (charges) gains, net	(2)	—		(1)	(1)		—	—	(4)
Operating profit (loss)	36	78		15	75		(20)	—	184
Equity in net earnings (loss) of affiliates	40	2		—	3		9	—	54
Depreciation and amortization	29	10		12	21		4	—	76
Capital expenditures	8	14		5	29		1	—	57	(3)
	As of December 31, 2013
Goodwill and intangibles, net	368	278		60	234		—	—	940
Total assets	2,643	1,478		1,002	2,333		1,562	—	9,018
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $123 million and $0 million, respectively, for the three months ended March 31, 2014 and $112 million and $3 million, respectively, for the three months ended March 31, 2013.

(2)	Includes a decrease in accrued capital expenditures of $30 million for the three months ended March 31, 2014.

(3)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany and includes a decrease in accrued capital expenditures of $17 million for the three months ended March 31, 2013.

20. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2014	2013
	(In $ millions, except share and per share data)
Amounts Attributable to Celanese Corporation
Earnings (loss) from continuing operations	196	141
Earnings (loss) from discontinued operations	—	1
Net earnings (loss)	196	142

Weighted average shares - basic	156,501,794	159,682,386
Dilutive stock options	179,539	240,507
Dilutive restricted stock units	131,582	278,743
Weighted average shares - diluted	156,812,915	160,201,636
Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended March 31,
	2014	2013
Stock options	8,108	93,423
Restricted stock units	—	—
Total	8,108	93,423
21. Consolidating Guarantor Financial Information
The Senior Notes were issued by Celanese US (the "Issuer") and are guaranteed by Celanese Corporation (the "Parent Guarantor") and the Subsidiary Guarantors (Note 10). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flow for the three months ended March 31, 2014 and 2013 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	707	1,300	(302)	1,705
Cost of sales	—	—	(461)	(1,151)	285	(1,327)
Gross profit	—	—	246	149	(17)	378
Selling, general and administrative expenses	—	—	(9)	(95)	—	(104)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(13)	(9)	—	(22)
Other (charges) gains, net	—	—	—	(1)	—	(1)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	2	—	(1)
Operating profit (loss)	—	—	219	41	(17)	243
Equity in net earnings (loss) of affiliates	195	228	30	36	(449)	40
Interest expense	—	(46)	(6)	(19)	32	(39)
Refinancing expense	—	—	—	—	—	—
Interest income	—	14	17	1	(32)	—
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	—	3	(3)	—	—
Earnings (loss) from continuing operations before tax	195	196	263	85	(466)	273
Income tax (provision) benefit	1	(1)	(70)	(11)	3	(78)
Earnings (loss) from continuing operations	196	195	193	74	(463)	195
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	196	195	193	74	(463)	195
Net (earnings) loss attributable to noncontrolling interests	—	—	—	1	—	1
Net earnings (loss) attributable to Celanese Corporation	196	195	193	75	(463)	196

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in $ millions)
Net sales	—	—	680	1,207	(282)	1,605
Cost of sales	—	—	(475)	(1,094)	297	(1,272)
Gross profit	—	—	205	113	15	333
Selling, general and administrative expenses	—	—	(21)	(85)	—	(106)
Amortization of intangible assets	—	—	(4)	(7)	—	(11)
Research and development expenses	—	—	(16)	(10)	—	(26)
Other (charges) gains, net	—	—	4	(4)	(4)	(4)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	—	—	(1)
Operating profit (loss)	—	—	167	6	11	184
Equity in net earnings (loss) of affiliates	141	167	37	49	(340)	54
Interest expense	—	(47)	(10)	(16)	30	(43)
Refinancing expense	—	—	—	—	—	—
Interest income	—	14	15	1	(30)	—
Dividend income - cost investments	—	—	—	24	—	24
Other income (expense), net	—	—	—	(1)	—	(1)
Earnings (loss) from continuing operations before tax	141	134	209	63	(329)	218
Income tax (provision) benefit	1	7	(44)	(37)	(4)	(77)
Earnings (loss) from continuing operations	142	141	165	26	(333)	141
Earnings (loss) from operation of discontinued operations	—	—	2	—	—	2
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	1	—	—	1
Net earnings (loss)	142	141	166	26	(333)	142
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	142	141	166	26	(333)	142

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	196	195	193	74	(463)	195
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	5	5	16	(16)	(5)	5
Gain (loss) on interest rate swaps	(3)	(3)	—	—	3	(3)
Pension and postretirement benefits	(12)	(12)	(12)	—	24	(12)
Total other comprehensive income (loss), net of tax	(10)	(10)	4	(16)	22	(10)
Total comprehensive income (loss), net of tax	186	185	197	58	(441)	185
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income (loss) attributable to Celanese Corporation	186	185	197	59	(441)	186

	Three Months Ended March 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	142	141	166	26	(333)	142
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(31)	(31)	5	5	21	(31)
Gain (loss) on interest rate swaps	1	1	—	—	(1)	1
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(30)	(30)	5	5	20	(30)
Total comprehensive income (loss), net of tax	112	111	171	31	(313)	112
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	112	111	171	31	(313)	112

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of March 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	248	750	—	998
Trade receivables - third party and affiliates	—	—	163	1,010	(187)	986
Non-trade receivables, net	33	456	2,120	524	(2,877)	256
Inventories, net	—	—	269	624	(77)	816
Deferred income taxes	—	—	74	58	(17)	115
Marketable securities, at fair value	—	—	43	—	—	43
Other assets	—	4	12	28	(12)	32
Total current assets	33	460	2,929	2,994	(3,170)	3,246
Investments in affiliates	2,779	4,603	1,827	565	(8,946)	828
Property, plant and equipment, net	—	—	940	2,579	—	3,519
Deferred income taxes	—	—	251	22	(12)	261
Other assets	—	1,997	139	306	(2,110)	332
Goodwill	—	—	305	493	—	798
Intangible assets, net	—	—	71	74	—	145
Total assets	2,812	7,060	6,462	7,033	(14,238)	9,129
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,745	177	366	(2,131)	157
Trade payables - third party and affiliates	—	—	328	649	(187)	790
Other liabilities	—	37	295	437	(290)	479
Deferred income taxes	—	17	—	10	(17)	10
Income taxes payable	—	—	521	34	(481)	74
Total current liabilities	—	1,799	1,321	1,496	(3,106)	1,510
Noncurrent Liabilities
Long-term debt	—	2,466	827	1,674	(2,086)	2,881
Deferred income taxes	—	8	—	224	(12)	220
Uncertain tax positions	—	6	7	145	—	158
Benefit obligations	—	—	919	228	—	1,147
Other liabilities	—	2	117	206	(32)	293
Total noncurrent liabilities	—	2,482	1,870	2,477	(2,130)	4,699
Total Celanese Corporation stockholders’ equity	2,812	2,779	3,271	2,952	(9,002)	2,812
Noncontrolling interests	—	—	—	108	—	108
Total equity	2,812	2,779	3,271	3,060	(9,002)	2,920
Total liabilities and equity	2,812	7,060	6,462	7,033	(14,238)	9,129

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	284	700	—	984
Trade receivables - third party and affiliates	—	—	131	877	(141)	867
Non-trade receivables, net	33	482	2,166	586	(2,924)	343
Inventories, net	—	—	243	622	(61)	804
Deferred income taxes	—	—	74	58	(17)	115
Marketable securities, at fair value	—	—	41	—	—	41
Other assets	—	5	15	24	(16)	28
Total current assets	33	487	2,954	2,867	(3,159)	3,182
Investments in affiliates	2,667	4,458	1,677	594	(8,555)	841
Property, plant and equipment, net	—	—	969	2,456	—	3,425
Deferred income taxes	—	—	248	49	(8)	289
Other assets	—	1,965	144	285	(2,053)	341
Goodwill	—	—	305	493	—	798
Intangible assets, net	—	—	64	78	—	142
Total assets	2,700	6,910	6,361	6,822	(13,775)	9,018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,713	122	373	(2,031)	177
Trade payables - third party and affiliates	—	—	312	628	(141)	799
Other liabilities	1	28	441	513	(442)	541
Deferred income taxes	—	17	—	10	(17)	10
Income taxes payable	—	—	460	32	(474)	18
Total current liabilities	1	1,758	1,335	1,556	(3,105)	1,545
Noncurrent Liabilities
Long-term debt	—	2,468	825	1,646	(2,052)	2,887
Deferred income taxes	—	8	—	225	(8)	225
Uncertain tax positions	—	6	16	178	—	200
Benefit obligations	—	—	943	232	—	1,175
Other liabilities	—	3	91	202	(9)	287
Total noncurrent liabilities	—	2,485	1,875	2,483	(2,069)	4,774
Total Celanese Corporation stockholders’ equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Noncontrolling interests	—	—	—	—	—	—
Total equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Total liabilities and equity	2,700	6,910	6,361	6,822	(13,775)	9,018

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	81	60	166	19	(162)	164
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(64)	(14)	—	(78)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(26)	(44)	—	(70)
Return of capital from subsidiary	—	—	51	—	(51)	—
Contributions to subsidiary	—	—	(57)	—	57	—
Intercompany loan receipts (disbursements)	—	1	(23)	—	22	—
Other, net	—	—	(1)	(2)	—	(3)
Net cash provided by (used in) investing activities	—	1	(120)	(60)	28	(151)
Financing Activities
Short-term borrowings (repayments), net	—	23	—	(3)	(23)	(3)
Proceeds from short-term borrowings	—	—	—	25	—	25
Repayments of short-term borrowings	—	—	—	(40)	—	(40)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(3)	(1)	(3)	1	(6)
Refinancing costs	—	—	—	—	—	—
Purchases of treasury stock, including related fees	(53)	—	—	—	—	(53)
Dividends to parent	—	(81)	(81)	—	162	—
Contributions from parent	—	—	—	57	(57)	—
Stock option exercises	—	—	—	—	—	—
Series A common stock dividends	(28)	—	—	—	—	(28)
Return of capital to parent	—	—	—	(51)	51	—
Contribution from noncontrolling interest	—	—	—	109	—	109
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(81)	(61)	(82)	94	134	4
Exchange rate effects on cash and cash equivalents	—	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	—	—	(36)	50	—	14
Cash and cash equivalents as of beginning of period	—	—	284	700	—	984
Cash and cash equivalents as of end of period	—	—	248	750	—	998

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	1	(18)	90	76	(2)	147
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(33)	(33)	—	(66)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(3)	—	(3)
Capital expenditures related to Fairway Methanol LLC	—	—	(8)	—	—	(8)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	1	(20)	—	19	—
Other, net	—	—	(4)	(6)	—	(10)
Net cash provided by (used in) investing activities	—	1	(65)	(42)	19	(87)
Financing Activities
Short-term borrowings (repayments), net	—	20	(9)	(10)	(20)	(19)
Proceeds from short-term borrowings	—	—	—	24	—	24
Repayments of short-term borrowings	—	—	—	(24)	—	(24)
Proceeds from long-term debt	—	—	50	—	—	50
Repayments of long-term debt	—	(2)	(15)	(39)	1	(55)
Refinancing costs	—	—	—	—	—	—
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends to parent	—	(1)	(1)	—	2	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	1
Series A common stock dividends	(12)	—	—	—	—	(12)
Return of capital to parent	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(11)	17	25	(49)	(17)	(35)
Exchange rate effects on cash and cash equivalents	—	—	—	(6)	—	(6)
Net increase (decrease) in cash and cash equivalents	(10)	—	50	(21)	—	19
Cash and cash equivalents as of beginning of period	10	—	275	674	—	959
Cash and cash equivalents as of end of period	—	—	325	653	—	978

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2013, originally filed on February 7, 2014 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K (the "2013 Form 10-K") and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
Investors are cautioned that the forward-looking statements contained within this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Special Note Regarding Forward-Looking Statements" below and at the beginning of our 2013 Form 10-K.
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
See Part I - Item 1A. Risk Factors of our 2013 Form 10-K and subsequent periodic filings we make with the SEC for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

2014 Highlights:

•	We received the final greenhouse gas permit from the US Environmental Protection Agency for the methanol unit at our Clear Lake, Texas facility and began construction.

•
We announced our intent to explore plans to construct a methanol unit at our Bishop, Texas facility. We are preparing to apply for the necessary environmental permits and are seeking local economic incentives for this unit with an expected annual capacity of 1.3 million tons.

•	We received the Best Supplier Award from Whirlpool based on outstanding performance on quality, delivery and customer service.

•
Our engineered materials business introduced several differentiated polymer technologies that broaden our access to the utility industry, the oil and gas industry, original equipment manufacturers and companies that enhance supply chain efficiency. These include:

◦
Composite technologies for the utility industry that deliver greater reliability, capacity and performance for utility transmission lines, as well as spoolable pipe systems that meet the harsh demands of deepwater operations in the oil and gas industry.

◦	Anti-counterfeiting technologies that help original equipment manufacturers and suppliers ensure products contain components and parts that meet their specifications.

◦
Polymers that feature excellent chemical and thermal resistance, high hardness, rigidity and dimensional stability to withstand extreme industrial environments required by the RFID (radio-frequency identification) industry.

Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2014	2013	Change
	(unaudited)
	(In $ millions)
Statement of Operations Data
Net sales	1,705	1,605	100
Gross profit	378	333	45
Selling, general and administrative expenses	(104)	(106)	2
Other (charges) gains, net	(1)	(4)	3
Operating profit (loss)	243	184	59
Equity in net earnings of affiliates	40	54	(14)
Interest expense	(39)	(43)	4
Dividend income - cost investments	29	24	5
Earnings (loss) from continuing operations before tax	273	218	55
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	196	141	55
Earnings (loss) from discontinued operations	—	1	(1)
Net earnings (loss)	196	142	54
Other Data
Depreciation and amortization	75	76	(1)
Operating margin(1)	14.3%	11.5%
Other (charges) gains, net
Employee termination benefits	(2)	(2)	—
Kelsterbach plant relocation	—	(2)	2
Plant/office closures	1	—	1
Total other (charges) gains, net	(1)	(4)	3
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

	As of March 31, 2014	As of December 31, 2013
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	998	984

Short-term borrowings and current installments of long-term debt - third party and affiliates	157	177
Long-term debt	2,881	2,887
Total debt	3,038	3,064

Selected Data by Business Segment

	Three Months Ended March 31,
	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	373	329	44
Consumer Specialties	302	295	7
Industrial Specialties	312	288	24
Acetyl Intermediates	841	808	33
Other Activities	—	—	—
Inter-segment eliminations	(123)	(115)	(8)
Total	1,705	1,605	100
Other (Charges) Gains, Net
Advanced Engineered Materials	—	(2)	2
Consumer Specialties	—	—	—
Industrial Specialties	—	(1)	1
Acetyl Intermediates	—	(1)	1
Other Activities	(1)	—	(1)
Total	(1)	(4)	3
Operating Profit (Loss)
Advanced Engineered Materials	57	36	21
Consumer Specialties	99	78	21
Industrial Specialties	20	15	5
Acetyl Intermediates	97	75	22
Other Activities	(30)	(20)	(10)
Total	243	184	59
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	90	76	14
Consumer Specialties	129	104	25
Industrial Specialties	20	15	5
Acetyl Intermediates	98	78	20
Other Activities	(64)	(55)	(9)
Total	273	218	55
Depreciation and Amortization
Advanced Engineered Materials	26	29	(3)
Consumer Specialties	11	10	1
Industrial Specialties	14	12	2
Acetyl Intermediates	21	21	—
Other Activities	3	4	(1)
Total	75	76	(1)
Operating Margin
Advanced Engineered Materials	15.3%	10.9%
Consumer Specialties	32.8%	26.4%
Industrial Specialties	6.4%	5.2%
Acetyl Intermediates	11.5%	9.3%
Total	14.3%	11.5%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	14	(2)	1	—	13
Consumer Specialties	(1)	3	—	—	2
Industrial Specialties	6	—	2	—	8
Acetyl Intermediates	(3)	5	2	—	4
Total Company	3	2	1	—	6
Consolidated Results
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Net sales increased $100 million, or 6%, for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to higher volumes globally in our Advanced Engineered Materials segment fueled by growth in automotive, consumer, industrial and medical applications, higher volumes in our Industrial Specialties segment in both Europe and Asia and higher vinyl acetate monomer ("VAM") and acetic acid pricing in our Acetyl Intermediates segments due to permanent capacity reductions in Europe as well as temporary industry outages.
Operating profit increased $59 million, or 32%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase was primarily due to higher volumes globally in our Advanced Engineered Materials segment, higher acetate tow pricing and productivity initiatives in our Consumer Specialties segment and higher pricing in our Acetyl Intermediates segment which more than offset lower volumes and higher raw material and energy costs. Operating profit for the three months ended March 31, 2014 also benefited from $20 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan, which was allocated across all business segments and Other Activities. See Note 11 - Benefit Obligations in the accompanying unaudited interim consolidated financial statements for further information regarding this activity. As a percentage of net sales, selling, general and administrative expenses decreased from 7% to 6% for the three months ended March 31, 2014.
Our effective income tax rate for the three months ended March 31, 2014 was 29% compared to 35% for the three months ended March 31, 2013. The decrease in the effective income tax rate for the three months ended March 31, 2014 was primarily due to losses in jurisdictions without income tax benefit and valuation allowances against net deferred tax assets established in certain jurisdictions, which unfavorably impacted the effective tax rate for the three months ended March 31, 2013.

Business Segments
Advanced Engineered Materials

	Three Months Ended March 31,
	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	373	329	44
Net Sales Variance
Volume	14%
Price	(2)%
Currency	1%
Other	—%
Other (charges) gains, net	—	(2)	2
Operating profit (loss)	57	36	21
Operating margin	15.3%	10.9%
Equity in net earnings (loss) of affiliates	33	40	(7)
Earnings (loss) from continuing operations before tax	90	76	14
Depreciation and amortization	26	29	(3)
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
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Net sales increased $44 million, or 13%, for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to higher volumes globally. Volumes in the Americas increased across nearly all product lines primarily driven by continued growth in automotive applications. In Asia, volumes for polyoxymethylene ("POM"), Celstran® and GUR® increased driven by growth in automotive and industrial applications. In Europe, the largest volume growth was in POM and GUR® used for industrial, automotive and medical applications. Unfavorable pricing impacts from POM and GUR® due to shifts in geographic sales mix were partially offset by favorable currency impacts.
Operating profit increased $21 million, or 58%, for the three months ended March 31, 2014 compared to the same period in 2013 primarily to due higher volumes partially offset by lower pricing related to product mix. Operating profit also benefited from $7 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan, which offset higher energy costs of $5 million due to higher production volumes and energy prices.
Equity in net earnings (loss) of affiliates decreased $7 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a decrease in earnings from our National Methanol Company ("Ibn Sina") and Korea Engineering Plastics Co., Ltd. ("KEPCO") strategic affiliates of $4 million and $3 million, respectively. The decrease in Ibn Sina earnings was primarily the result of lower methyl tertiary-butyl ether ("MTBE") pricing partially offset by higher methanol pricing whereas the decrease in KEPCO earnings was primarily due to increased methanol costs.

Consumer Specialties

	Three Months Ended March 31,
	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	302	295	7
Net Sales Variance
Volume	(1)%
Price	3%
Currency	—%
Other	—%
Other (charges) gains, net	—	—	—
Operating profit (loss)	99	78	21
Operating margin	32.8%	26.4%
Equity in net earnings (loss) of affiliates	1	2	(1)
Dividend income - cost investments	29	24	5
Earnings (loss) from continuing operations before tax	129	104	25
Depreciation and amortization	11	10	1
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
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Net sales increased $7 million, or 2%, for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to higher acetate tow pricing across all regions reflecting continued strong demand offset by commitments under a legacy acetate flake contract.
Operating profit increased $21 million, or 27%, for the three months ended March 31, 2014 primarily due to higher acetate tow pricing and lower raw material and energy costs of $8 million as a result of productivity initiatives in our cellulose derivatives business. Operating profit also benefited from $4 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.
Dividend income from cost investments increased $5 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to higher earnings from our cellulose derivatives ventures resulting from higher volumes and acetate tow pricing as well as lower energy costs.

Industrial Specialties

	Three Months Ended March 31,
	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	312	288	24
Net Sales Variance
Volume	6%
Price	—%
Currency	2%
Other	—%
Other (charges) gains, net	—	(1)	1
Operating profit (loss)	20	15	5
Operating margin	6.4%	5.2%
Earnings (loss) from continuing operations before tax	20	15	5
Depreciation and amortization	14	12	2
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
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Net sales increased $24 million, or 8%, for the three months ended March 31, 2014 compared to the same period in 2013 reflecting higher volumes and favorable currency impacts, due to a stronger Euro and Renminbi to the US dollar, slightly offset by lower pricing in our emulsion polymers business. Volumes increased in Europe reflecting higher demand for proprietary paints and coatings products primarily due to unseasonably warm weather conditions. In Asia, volumes increased primarily in adhesive and construction products. Lower pricing in our emulsion polymers business was reflective of unfavorable mix in Europe and Asia. In our EVA polymers business, higher pricing was offset by lower volumes.
Operating profit increased $5 million, or 33%, for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to higher volumes in our emulsion polymers business partially offset by lower pricing. Operating profit also benefited from $2 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.

Acetyl Intermediates

	Three Months Ended March 31,
	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	841	808	33
Net Sales Variance
Volume	(3)%
Price	5%
Currency	2%
Other	—%
Other (charges) gains, net	—	(1)	1
Operating profit (loss)	97	75	22
Operating margin	11.5%	9.3%
Equity in net earnings (loss) of affiliates	1	3	(2)
Earnings (loss) from continuing operations before tax	98	78	20
Depreciation and amortization	21	21	—
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
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Net sales increased $33 million, or 4%, during the three months ended March 31, 2014 compared to the same period in 2013 primarily due to higher VAM pricing resulting from permanent capacity reductions in Europe and temporary industry outages, higher acetic acid pricing resulting from higher methanol costs and favorable currency impacts resulting from a stronger Euro to the US dollar. These increases to net sales were partially offset by lower acetic acid and downstream acetyl derivative product volumes in all regions. Acetic acid volumes decreased due to weak demand in Europe and an inventory build at our acetic acid unit in Clear Lake, Texas in anticipation of a second quarter turnaround. The decrease in downstream acetyl derivative product volumes reflects the closure of two European non-integrated units in late 2013.
Operating profit increased $22 million, or 29%, during the three months ended March 31, 2014 compared to the same period in 2013 primarily due to higher VAM and acetic acid pricing and lower plant costs reflective of Celanese specific actions to improve plant operations. Operating profit also benefited from favorable currency impacts resulting from a stronger Euro to the US dollar and $4 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. These benefits were partially offset by lower sales volumes, higher raw material costs of $18 million, mainly methanol, and higher energy costs of $6 million.

Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing and our captive insurance companies. Other Activities also includes certain components of our net periodic benefit cost (interest cost, expected return on plan assets and net actuarial gains and losses) for our defined benefit pension plans and other postretirement plans not allocated to our business segments.
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Operating loss of $30 million for Other Activities increased $10 million, or 50%, for the three months ended March 31, 2014 compared to the same period in 2013 driven by an increase in selling, general and administrative expenses of $6 million. The increase in selling, general and administrative expenses was primarily due to higher incentive compensation costs and higher pension and other postretirement benefit costs offset by a decrease in business optimization initiatives of $5 million. The increase in pension and other postretirement benefit costs of $5 million was primarily due to higher interest cost and a lower expected return on plan assets.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2014, we have $600 million available for borrowing under our revolving credit facility and $17 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
In February 2014, together with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), we formed a 50%-owned joint venture, Fairway Methanol LLC ("Fairway"), for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at our Clear Lake facility. As a result, the total shared capital and expense investment in the facility is estimated to be $800 million. Our portion of the investment is estimated to be $300 million, in addition to previously invested assets at our Clear Lake facility. The planned methanol unit will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015.
As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT") regulations discussed in Item 1A. Risk Factors in our 2013 Form 10-K, we are required to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our Narrows, Virginia cellulose derivatives facility. In October 2012, we received approval to proceed with replacing the coal-fired boilers at our Narrows, Virginia facility with new, natural gas-fired boilers. We began construction during the first half of 2013 and anticipate the project will be completed in mid-2015. Our total investment is estimated at over $150 million.
Total cash outflows for capital expenditures, including the specific projects above, are expected to be in the range of $450 million to $500 million in 2014 primarily due to the construction of the Clear Lake methanol unit and replacement of our coal-fired boilers with natural gas-fired boilers at our cellulose derivatives plant in Narrows, Virginia.
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

Cash Flows
Cash and cash equivalents increased $14 million to $998 million as of March 31, 2014 compared to December 31, 2013. As of March 31, 2014, $716 million of the $998 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.

•	Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $17 million to $164 million for the three months ended March 31, 2014 compared to $147 million for the same period in 2013. Net cash provided by operations for the three months ended March 31, 2014 increased primarily as a result of stronger earnings performance, an $18 million increase in dividends received from our equity method investments, a $5 million increase in dividends received from our cellulose derivatives ventures and a $4 million decrease in cash used in trade working capital. These favorable impacts were offset by a $29 million increase in pension and postretirement benefit plan contributions made during the three months ended March 31, 2014 compared to the same period in 2013 due to lump-sum buyout payments made to certain eligible US participants as a result of amendments made to a US postretirement health care plan in November 2013.
Trade working capital is calculated as follows:

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013	As of December 31, 2012
	(unaudited)
	(In $ millions)
Trade receivables, net	986	867	916	827
Inventories	816	804	758	711
Trade payables - third party and affiliates	(790)	(799)	(659)	(649)
Trade working capital	1,012	872	1,015	889

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $64 million to $151 million for the three months ended March 31, 2014 compared to $87 million for the same period in 2013. During the three months ended March 31, 2014, capital expenditures relating to Fairway amounted to $70 million, $62 million higher than in the same period in 2013. Cash outflows for capital expenditures, excluding capital expenditures relating to Fairway, were $78 million for the three months ended March 31, 2014, $12 million higher than during the same period in 2013 and are primarily related to capacity expansions, major investments to reduce future operating costs, improve plant reliability and environmental and health and safety initiatives.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $39 million from a net cash outflow of $35 million for the three months ended March 31, 2013 to a net cash inflow of $4 million for the three months ended March 31, 2014. The change in cash used in financing activities is primarily due to a $109 million contribution received from Mitsui during the three months ended March 31, 2014 in exchange for ownership in Fairway. This cash inflow was offset by an increase in stock repurchase transactions of $53 million and higher Series A Common Stock dividends of $16 million. We increased our Series A Common Stock quarterly cash dividend rate from $0.075 as of March 31, 2013 to $0.18 per share as of March 31, 2014.
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
In September 2010, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding Credit Agreement, dated April 2, 2007 (as previously amended, the "Existing Credit Agreement", and as amended and restated by the 2010 amendment agreement, the "2010 Amended Credit Agreement"). The 2010 Amended Credit Agreement consisted of the Term C loan facility due 2016, the Term B loan facility due on April 2, 2014, a $600 million revolving credit facility terminating in 2015 and a $228 million credit-linked revolving facility terminating on April 2, 2014.
In September 2013, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the corresponding 2010 Amended Credit Agreement (as amended and restated by the 2013 amendment agreement, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a reduction in the interest rates payable in connection with certain borrowings and consists of the Term C-2 loan facility due 2016, the $600 million revolving credit facility terminating in 2015 and the $81 million credit-linked revolving facility, which was terminated on March 28, 2014.
As of March 31, 2014, the margin for borrowings under the Term C-2 loan facility was 2.0% above LIBOR (for US dollars) and 2.0% above the Euro Interbank Offered Rate ("EURIBOR") (for Euros), as applicable. As of March 31, 2014, the margin for borrowings under the revolving credit facility was 2.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in our corporate credit ratings.

Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. In addition, we pay quarterly commitment fees on the unused portions of the revolving credit facility of 0.25% per annum.
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
Our amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of March 31, 2014
Maximum	Estimate	Estimate, If Fully Drawn
(unaudited)
3.90	0.81	1.27
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
We are in compliance with all of the covenants related to our debt agreements as of March 31, 2014.

•	Accounts Receivable Securitization Facility
In August 2013, we entered into a $135 million US accounts receivable securitization facility pursuant to (i) a Purchase and Sale Agreement (the "Sale Agreement") among certain of our US subsidiaries (each an "Originator"), Celanese International Corporation ("CIC") and CE Receivables LLC, a newly formed, wholly-owned, "bankruptcy remote" special purpose subsidiary of an Originator (the "Transferor") and (ii) a Receivables Purchase Agreement (the "Purchase Agreement"), among CIC, as servicer, the Transferor, various third-party purchasers (collectively, the "Purchasers") and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (the "Administrator").
Under the Sale Agreement, each Originator will sell or contribute, on an ongoing basis, substantially all of its accounts receivable to the Transferor. Under the Purchase Agreement, the Transferor may obtain up to $135 million (in the form of cash and/or letters of credit for our benefit) from the Purchasers through the sale of undivided interests in certain US accounts receivable. The borrowing base of the accounts receivable securitization facility is subject to downward adjustment based on the evaluation of eligible accounts receivables pursuant to the Purchase Agreement. As of March 31, 2014, the borrowing base was $132 million.
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

During the three months ended March 31, 2014, Celanese US paid $15 million of borrowings outstanding under the accounts receivable securitization facility using cash on hand.
As of March 31, 2014, the outstanding amount of accounts receivable transferred by the Originators to the Transferor was $217 million.
Balances available for borrowing are as follows:

As of March 31, 2014
(unaudited)
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Accounts Receivable Securitization Facility
Borrowings outstanding	35
Letters of credit issued	80
Available for borrowing	17
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
Our Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(unaudited)
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
February 2014	172
As of March 31, 2014	1,065
The authorization gives management discretion in determining the timing and conditions under which shares may be repurchased. The repurchase program does not have an expiration date.

The share repurchase activity pursuant to this authorization is as follows:

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2014
	2014	2013
	(unaudited)
Shares repurchased	1,035,374	—	17,364,081	(1)
Average purchase price per share	$51.30	$—	$41.36
Amount spent on repurchased shares (in millions)	$53	$—	$718
______________________________

(1)
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
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2013 Form 10-K.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2013 Form 10-K. We discuss our critical accounting policies and estimates in the MD&A of our 2013 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2013 Form 10-K. See also Note 16 - Derivative Financial Instruments, in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on our financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2014, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2013 Form 10-K other than those disclosed in Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended March 31, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
January 1-31, 2014	588	(1)	$55.22	—	$400,000,000
February 1-28, 2014	1,035,752	(1)	$51.30	1,035,374	$347,000,000
March 1-31, 2014	—		$—	—	$347,000,000
Total	1,036,340			1,035,374
______________________________

(1)
January and February include 588 and 378 shares, respectively, withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
February 2014	172
As of March 31, 2014	1,065
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-K filed with the SEC on July 19, 2013).

10.1*‡	Form of 2014 Performance-Based Restricted Stock Unit Award Agreement.

10.2*‡	Form of 2014 Time-Based Restricted Stock Unit Award Agreement.

10.3*‡	Form of 2014 Nonqualified Stock Option Award Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

‡	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	April 22, 2014

By:	/s/ STEVEN M. STERIN
Steven M. Sterin
Senior Vice President and
Chief Financial Officer

	Date:	April 22, 2014