Form 10-Q
period 2014-06-30
Celanese Corp
filed 2014-07-18
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Series A common stock, $0.0001 par value, as of July 14, 2014 was 155,248,348.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2014

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In $ millions, except share and per share data)
Net sales	1,769	1,653	3,474	3,258
Cost of sales	(1,361)	(1,334)	(2,688)	(2,606)
Gross profit	408	319	786	652
Selling, general and administrative expenses	(119)	(113)	(223)	(219)
Amortization of intangible assets	(5)	(9)	(11)	(20)
Research and development expenses	(24)	(23)	(46)	(49)
Other (charges) gains, net	2	(3)	1	(7)
Foreign exchange gain (loss), net	(1)	(2)	(2)	(3)
Gain (loss) on disposition of businesses and assets, net	(2)	—	(3)	(1)
Operating profit (loss)	259	169	502	353
Equity in net earnings (loss) of affiliates	101	55	141	109
Interest expense	(40)	(44)	(79)	(87)
Refinancing expense	—	—	—	—
Interest income	2	1	2	1
Dividend income - cost investments	29	23	58	47
Other income (expense), net	1	4	1	3
Earnings (loss) from continuing operations before tax	352	208	625	426
Income tax (provision) benefit	(94)	(75)	(172)	(152)
Earnings (loss) from continuing operations	258	133	453	274
Earnings (loss) from operation of discontinued operations	(1)	—	(1)	2
Gain (loss) on disposition of discontinued operations	—	—	—	—
Income tax (provision) benefit from discontinued operations	1	—	1	(1)
Earnings (loss) from discontinued operations	—	—	—	1
Net earnings (loss)	258	133	453	275
Net (earnings) loss attributable to noncontrolling interests	1	—	2	—
Net earnings (loss) attributable to Celanese Corporation	259	133	455	275
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	259	133	455	274
Earnings (loss) from discontinued operations	—	—	—	1
Net earnings (loss)	259	133	455	275
Earnings (loss) per common share - basic
Continuing operations	1.66	0.83	2.91	1.71
Discontinued operations	—	—	—	0.01
Net earnings (loss) - basic	1.66	0.83	2.91	1.72
Earnings (loss) per common share - diluted
Continuing operations	1.66	0.83	2.91	1.71
Discontinued operations	—	—	—	0.01
Net earnings (loss) - diluted	1.66	0.83	2.91	1.72
Weighted average shares - basic	155,751,779	159,676,462	156,124,714	159,679,408
Weighted average shares - diluted	156,054,232	160,142,156	156,424,665	160,138,959

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In $ millions)
Net earnings (loss)	258	133	453	275
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—
Foreign currency translation	(22)	26	(17)	(5)
Gain (loss) from cash flow hedges	(3)	2	(6)	3
Pension and postretirement benefits	(14)	—	(26)	—
Total other comprehensive income (loss), net of tax	(39)	28	(49)	(2)
Total comprehensive income (loss), net of tax	219	161	404	273
Comprehensive (income) loss attributable to noncontrolling interests	1	—	2	—
Comprehensive income (loss) attributable to Celanese Corporation	220	161	406	273

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2014	As of December 31, 2013
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2014: $44)	1,064	984
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2014: $9; 2013: $9)	1,045	867
Non-trade receivables, net	231	343
Inventories	816	804
Deferred income taxes	115	115
Marketable securities, at fair value	39	41
Other assets	29	28
Total current assets	3,339	3,182
Investments in affiliates	880	841
Property, plant and equipment (net of accumulated depreciation - 2014: $1,770; 2013: $1,672; variable interest entity restricted - 2014: $252)	3,577	3,425
Deferred income taxes	271	289
Other assets (variable interest entity restricted - 2014: $24)	332	341
Goodwill	794	798
Intangible assets, net	140	142
Total assets	9,333	9,018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	158	177
Trade payables - third party and affiliates	839	799
Other liabilities	472	541
Deferred income taxes	10	10
Income taxes payable	64	18
Total current liabilities	1,543	1,545
Long-term debt	2,880	2,887
Deferred income taxes	228	225
Uncertain tax positions	158	200
Benefit obligations	1,125	1,175
Other liabilities	298	287
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2014 and 2013: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2014: 166,038,983 issued and 155,240,549 outstanding; 2013: 165,867,965 issued and 156,939,828 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2014 and 2013: 0 issued and outstanding)	—	—
Treasury stock, at cost (2014: 10,798,434 shares; 2013: 8,928,137 shares)	(464)	(361)
Additional paid-in capital	73	53
Retained earnings	3,399	3,011
Accumulated other comprehensive income (loss), net	(53)	(4)
Total Celanese Corporation stockholders’ equity	2,955	2,699
Noncontrolling interests	146	—
Total equity	3,101	2,699
Total liabilities and equity	9,333	9,018

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Six Months Ended June 30, 2014
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	156,939,828	—
Stock option exercises	150,368	—
Purchases of treasury stock	(1,870,297)	—
Stock awards	20,650	—
Balance as of the end of the period	155,240,549	—
Treasury Stock
Balance as of the beginning of the period	8,928,137	(361)
Purchases of treasury stock, including related fees	1,870,297	(103)
Balance as of the end of the period	10,798,434	(464)
Additional Paid-In Capital
Balance as of the beginning of the period		53
Stock-based compensation, net of tax		17
Stock option exercises, net of tax		3
Balance as of the end of the period		73
Retained Earnings
Balance as of the beginning of the period		3,011
Net earnings (loss) attributable to Celanese Corporation		455
Series A common stock dividends		(67)
Balance as of the end of the period		3,399
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(4)
Other comprehensive income (loss), net of tax		(49)
Balance as of the end of the period		(53)
Total Celanese Corporation stockholders’ equity		2,955
Noncontrolling Interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		(2)
Contributions from noncontrolling interests		148
Balance as of the end of the period		146
Total equity		3,101

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(In $ millions)
Operating Activities
Net earnings (loss)	453	275
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Other charges (gains), net of amounts used	(22)	(9)
Depreciation, amortization and accretion	151	158
Pension and postretirement net periodic benefit cost	(55)	(10)
Pension and postretirement contributions	(62)	(33)
Deferred income taxes, net	(9)	(6)
(Gain) loss on disposition of businesses and assets, net	4	1
Refinancing expense	—	—
Other, net	(5)	—
Operating cash provided by (used in) discontinued operations	(1)	(5)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(175)	(104)
Inventories	(15)	(29)
Other assets	25	(55)
Trade payables - third party and affiliates	55	72
Other liabilities	73	121
Net cash provided by (used in) operating activities	417	376
Investing Activities
Capital expenditures on property, plant and equipment	(130)	(128)
Acquisitions, net of cash acquired	—	—
Proceeds from sale of businesses and assets, net	—	12
Capital expenditures related to Kelsterbach plant relocation	—	(6)
Capital expenditures related to Fairway Methanol LLC	(143)	(21)
Other, net	(10)	(34)
Net cash provided by (used in) investing activities	(283)	(177)
Financing Activities
Short-term borrowings (repayments), net	1	(11)
Proceeds from short-term debt	25	27
Repayments of short-term debt	(43)	(24)
Proceeds from long-term debt	—	50
Repayments of long-term debt	(13)	(62)
Refinancing costs	—	—
Purchases of treasury stock, including related fees	(103)	(6)
Stock option exercises	3	3
Series A common stock dividends	(67)	(26)
Contributions from noncontrolling interests	148	—
Other, net	(1)	—
Net cash provided by (used in) financing activities	(50)	(49)
Exchange rate effects on cash and cash equivalents	(4)	(2)
Net increase (decrease) in cash and cash equivalents	80	148
Cash and cash equivalents as of beginning of period	984	959
Cash and cash equivalents as of end of period	1,064	1,107

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2014 and 2013 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.
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

2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the potential impact of adopting this ASU on its financial statements and related disclosures.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant and Equipment. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this ASU.
3. Acquisitions, Dispositions and Plant Closures
Plant Closures

•	Roussillon, France
In November 2013, the Company announced its intent to initiate an information and consultation process on the contemplated closure of its acetic anhydride facility in Roussillon, France. In December 2013, the Company announced it had completed the consultation process pursuant to which the Company ceased all manufacturing operations in December 2013. The Roussillon, France acetic anhydride operations are included in the Company's Acetyl Intermediates segment.

•	Tarragona, Spain
In November 2013, the Company announced its intent to initiate an information and consultation process on the contemplated closure of its vinyl acetate monomer ("VAM") facility in Tarragona, Spain. In December 2013, the Company announced it had completed the consultation process pursuant to which the Company ceased all manufacturing operations in December 2013. The Tarragona, Spain VAM operations are included in the Company's Acetyl Intermediates segment.
Exit costs related to the closure of the Company's Roussillon acetic anhydride operations and Tarragona VAM operations are recorded to Other (charges) gains, net in the unaudited interim consolidated statements of operations (Note 14).
4. Ventures and Variable Interest Entities
Ventures
The Company's equity method investment, InfraServ GmbH & Co. Hoechst KG, is owned primarily by an entity included in Other Activities. The Company's Consumer Specialties and Acetyl Intermediates segments also each hold an ownership percentage. During the three months ended June 30, 2014, InfraServ GmbH & Co. Hoechst KG restructured the debt of a subsidiary resulting in additional equity in net earnings of affiliates of $29 million attributable to Other Activities and $6 million and $13 million attributable to the Company's Consumer Specialties and Acetyl Intermediates segments, respectively (Note 19).

Consolidated Variable Interest Entities
On February 4, 2014, the Company and Mitsui & Co., Ltd., of Tokyo, Japan (“Mitsui”) formed a 50%-owned joint venture, Fairway Methanol LLC ("Fairway"), for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at the Company's Clear Lake facility. Both Mitsui and the Company will supply their own natural gas to Fairway in exchange for methanol tolling under a cost-plus off-take arrangement. The planned methanol facility will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015. In exchange for ownership in the venture, the Company contributed net cash of $6 million and pre-formation costs, including costs for long lead time materials, of $103 million of which $70 million was subject to reimbursement from Mitsui should the venture not form and was included in Non-trade receivables at December 31, 2013. Upon consolidation of the venture, the non-trade receivable was settled. Mitsui contributed cash in exchange for ownership in the venture.
The Company determined that Fairway is a variable interest entity (“VIE”) in which the Company is the primary beneficiary. Under the terms of the joint venture agreements, the Company provides site services and day-to-day operations for the methanol facility. In addition, the joint venture agreements provide that the Company indemnifies Mitsui for environmental obligations that exceed a specified threshold, as well as an equity option between the partners. Accordingly, the Company consolidates the venture and records a noncontrolling interest for the share of the venture owned by Mitsui. Fairway is included in the Company's Acetyl Intermediates segment.
The carrying amount of the assets and liabilities associated with Fairway that are included in the unaudited consolidated balance sheet are as follows:

As of June 30, 2014
(In $ millions)
Cash and cash equivalents	44
Property, plant and equipment	252
Other assets	24
Total assets(1)	320

Current liabilities	28
Total liabilities(2)	28
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Represents amounts owed by Fairway for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of June 30, 2014 relates primarily to the recovery of capital expenditures for certain plant assets.

The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Property, plant and equipment, net	102	111

Trade payables	54	56
Current installments of long-term debt	9	8
Long-term debt	128	136
Total liabilities	191	200

Maximum exposure to loss	309	318
The difference between the total liabilities associated with obligations to VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 18).
5. Marketable Securities, at Fair Value
The Company’s nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 11).
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Mutual Funds
Amortized cost	39	41
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	39	41
See Note 17 - Fair Value Measurements for additional information regarding the fair value of the Company's marketable securities.
6. Inventories

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Finished goods	600	571
Work-in-process	52	59
Raw materials and supplies	164	174
Total	816	804

7. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2013
Goodwill	303	254	43	198	798
Accumulated impairment losses	—	—	—	—	—
Net book value	303	254	43	198	798
Exchange rate changes	(1)	(1)	—	(2)	(4)
As of June 30, 2014
Goodwill	302	253	43	196	794
Accumulated impairment losses	—	—	—	—	—
Net book value	302	253	43	196	794
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2013	33	544	30	39	646
Acquisitions	—	—	—	10	10	(1)
Exchange rate changes	(1)	(4)	—	—	(5)
As of June 30, 2014	32	540	30	49	651
Accumulated Amortization
As of December 31, 2013	(20)	(521)	(21)	(25)	(587)
Amortization	(2)	(7)	(1)	(1)	(11)
Exchange rate changes	—	4	—	—	4
As of June 30, 2014	(22)	(524)	(22)	(26)	(594)
Net book value	10	16	8	23	57
______________________________

(1)	Primarily represents intangible assets acquired related to Fairway with a weighted average amortization period of 27 years (Note 4).
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2013	83
Acquisitions	—
Accumulated impairment losses	—
Exchange rate changes	—
As of June 30, 2014	83

The Company's trademarks and trade names have an indefinite life. For the six months ended June 30, 2014, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2015	11
2016	8
2017	7
2018	4
2019	3
8. Current Other Liabilities

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Asset retirement obligations	18	29
Current portion of benefit obligations	47	78
Customer rebates	38	48
Derivatives (Note 16)	7	12
Environmental (Note 12)	26	30
Insurance	10	14
Interest	24	24
Restructuring (Note 14)	39	60
Salaries and benefits	94	96
Sales and use tax/foreign withholding tax payable	14	12
Uncertain tax positions	64	64
Other	91	74
Total	472	541
9. Noncurrent Other Liabilities

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Asset retirement obligations	19	18
Deferred proceeds	52	53
Deferred revenue	26	28
Derivatives (Note 16)	6	3
Environmental (Note 12)	66	67
Income taxes payable	21	20
Insurance	55	50
Restructuring (Note 14)	1	2
Other	52	46
Total	298	287

10. Debt

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	23	24
Short-term borrowings, including amounts due to affiliates	100	103
Accounts receivable securitization facility	35	50
Total	158	177
The Company's weighted average interest rate on short-term borrowings, including amounts due to affiliates and borrowing under the accounts receivable securitization facility, was 3.4% as of June 30, 2014 compared to 3.2% as of December 31, 2013. The weighted average interest rate on the accounts receivable securitization facility was 0.7% as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016	971	978
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	169
Obligations under capital leases due at various dates through 2054	263	264
Subtotal	2,903	2,911
Current installments of long-term debt	(23)	(24)
Total	2,880	2,887
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
In September 2010, Celanese US completed the private placement of $600 million in aggregate principal amount of 6.625% senior unsecured notes due 2018 (the "6.625% Notes" and, together with the 4.625% Notes and the 5.875% Notes, collectively the "Senior Notes"). In April 2011, Celanese US registered the 6.625% Notes under the Securities Act.
The Senior Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The Senior Notes are guaranteed on a senior unsecured basis by Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities (the "Subsidiary Guarantors"). The indentures under which the Senior Notes were issued contain covenants, including, but not limited to, restrictions on the Company’s ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.

Senior Credit Facilities
In September 2013, Celanese US, Celanese, and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US’s existing senior secured credit facilities in order to amend and restate the Company's 2010 amended credit agreement (as amended and restated by the 2013 amendment agreement, the "Amended Credit Agreement"). The Amended Credit Agreement consists of a Term C-2 loan facility due 2016, a $600 million revolving credit facility terminating in 2015 and an $81 million credit-linked revolving facility, which was terminated on March 28, 2014.
As of June 30, 2014, the margin for borrowings under the Term C-2 loan facility was 2.0% above LIBOR (for US dollars) and 2.0% above the Euro Interbank Offered Rate ("EURIBOR") (for Euros), as applicable. As of June 30, 2014, the margin for borrowings under the revolving credit facility was 2.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the Company’s corporate credit ratings.
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
The Company’s amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of June 30, 2014
Maximum	Estimate	Estimate, If Fully Drawn
3.90	0.75	1.18
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
The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2014.
Accounts Receivable Securitization Facility
In August 2013, the Company entered into a $135 million US accounts receivable securitization facility pursuant to (i) a Purchase and Sale Agreement (the "Sale Agreement") among certain US subsidiaries of the Company (each an "Originator"), Celanese International Corporation ("CIC") and CE Receivables LLC, a wholly-owned, "bankruptcy remote" special purpose subsidiary of an Originator (the "Transferor") and (ii) a Receivables Purchase Agreement (the "Purchase Agreement"), among CIC, as servicer, the Transferor, various third-party purchasers (collectively, the "Purchasers") and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (the "Administrator").
As of June 30, 2014, the borrowing base was $135 million. The Purchase Agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. All of the Transferor's assets have been pledged to the Administrator in support of its obligations under the Purchase Agreement. During the six months ended June 30, 2014, the Company repaid $15 million of borrowings outstanding under the accounts receivable securitization facility using cash on hand. As of June 30, 2014, the outstanding amount of accounts receivable transferred by the Originators to the Transferor was $229 million.
The Company's balances available for borrowing are as follows:

As of June 30, 2014
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	600
Accounts Receivable Securitization Facility
Borrowings outstanding	35
Letters of credit issued	79
Available for borrowing	21
11. Benefit Obligations
In November 2013, the Company announced it would amend its US postretirement health care plan to (a) eliminate eligibility for all current and future US non-union employees; (b) terminate its US postretirement health care plan on December 31, 2014 for all US participants; and (c) offer certain eligible US participants a lump-sum buyout payment if they irrevocably waive all future benefits under the US postretirement health care plan and end their participation before December 31, 2014. These actions generated a prior service credit of $92 million, which was recorded to Accumulated other comprehensive income (loss), net in the consolidated balance sheets.
Effective March 27, 2014, the Company eliminated eligibility for all current and future union employees at the Company's Narrows, Virginia facility in its US postretirement health care plan. These actions generated a prior service credit of $5 million, which was recorded to Accumulated other comprehensive income (loss), net in the consolidated balance sheets.
The prior service credits attributable to the Company's US postretirement health care plan are being amortized ratably into the consolidated statements of operations through December 31, 2014. The Company recognized $21 million and $41 million of prior service credit amortization during the three and six months ended June 30, 2014, respectively, and made $1 million and $31 million in lump-sum buyout payments during the three and six months ended June 30, 2014, respectively.
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)				(In $ millions)
Service cost	3	1	8	1	6	1	17	2
Interest cost	43	—	38	3	85	2	77	5
Expected return on plan assets	(54)	—	(56)	—	(108)	—	(112)	—
Amortization of prior service cost (credit), net	—	(22)	1	—	—	(41)	1	—
Total	(8)	(21)	(9)	4	(17)	(38)	(17)	7

Benefit obligation funding is as follows:

	As of June 30, 2014	Total Expected 2014
	(In $ millions)
Cash contributions to defined benefit pension plans	12	47
Benefit payments to nonqualified pension plans	11	22
Benefit payments to other postretirement benefit plans	39	54
The Company’s estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company’s contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $4 million for the six months ended June 30, 2014.
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
The components of environmental remediation reserves are as follows:

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Demerger obligations (Note 18)	25	27
Divestiture obligations (Note 18)	21	21
Active sites	31	32
US Superfund sites	12	13
Other environmental remediation reserves	3	4
Total	92	97
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
The EPA issued a proposed plan for remedial alternatives to address cleanup of the lower 8-mile stretch of the Passaic River on April 11, 2014. The EPA estimates the cost for the alternatives will range from $365 million to $3.2 billion. The EPA's preferred alternative would involve dredging the Passaic River bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The public comment period was extended and ends August 21, 2014, after which the EPA will evaluate all the input and make its final record of decision, which is expected in early 2015. Currently, the RI/FS is still ongoing and the EPA has not considered comments or determined the scope of the requested cleanup, nor have the final remedy and costs been determined. Additionally, the Company has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. Accordingly, the Company cannot reliably estimate its portion of the final costs for this matter at this time. The Company is vigorously defending these and all related matters and believes its ultimate allocable share of the cleanup costs will not be material.
Environmental Proceedings
In January 2013, following self-disclosures by the Company, the Company's Meredosia, Illinois site received a Notice of Violation/Finding of Violation from the EPA Region 5 alleging Clean Air Act violations. The Company is working with the EPA and with the state agency to reach a resolution of this matter. Based on currently available information and the Company's past experience, it does not believe that resolution of this matter will have a significant impact on the Company, even though the Company cannot conclude that a penalty will be less than $100,000. The Meredosia, Illinois site is included in the Company's Industrial Specialties segment.
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

The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2013	20	0.09	0.36	May 2013
July 2013	100	0.18	0.72	August 2013
April 2014	39	0.25	1.00	May 2014
Treasury Stock
The Company’s Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
February 2014	172
As of June 30, 2014	1,065
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Six Months Ended June 30,			Total From February 2008 Through June 30, 2014
	2014	2013
Shares repurchased	1,870,297	137,692	(1)	18,199,004	(2)
Average purchase price per share	$55.13	$46.24		$42.21
Amount spent on repurchased shares (in millions)	$103	$6		$768
______________________________

(1)
Excludes 6,021 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance and therefore, the shares withheld are treated as treasury shares.

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

Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—		—	—
Foreign currency translation	(12)	(10)	(22)	28		(2)	26
Gain (loss) from cash flow hedges	(3)	—	(3)	3	(1)	(1)	2
Pension and postretirement benefits	(22)	8	(14)	—	(2)	—	—
Total	(37)	(2)	(39)	31		(3)	28
______________________________

(1)	Amount includes $1 million of losses associated with the Company's equity method investments' derivative activity.

(2)	Amount includes amortization of actuarial gains of $1 million related to the Company's equity method investments' pension plans.

	Six Months Ended June 30,
	2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—		—	—
Foreign currency translation	(15)	(2)	(17)	(3)		(2)	(5)
Gain (loss) from cash flow hedges	(3)	(3)	(6)	5	(1)	(2)	3
Pension and postretirement benefits	(41)	15	(26)	—	(2)	—	—
Total	(59)	10	(49)	2		(4)	(2)
______________________________

(1)	Amount includes $1 million of losses associated with the Company's equity method investments' derivative activity.

(2)	Amount includes amortization of actuarial gains of $1 million related to the Company's equity method investments' pension plans.
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 5)	Foreign Currency Translation	Gain (Loss) from Cash Flow Hedges (Note 16)	Pension and Postretire- ment Benefits (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2013	—	(3)	(44)	43	(4)
Other comprehensive income before reclassifications	—	(15)	(5)	—	(20)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2	(41)	(39)
Income tax (provision) benefit	—	(2)	(3)	15	10
As of June 30, 2014	—	(20)	(50)	17	(53)

14. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In $ millions)
Employee termination benefits	(1)	(1)	(3)	(3)
Kelsterbach plant relocation	—	(2)	—	(4)
Plant/office closures	—	—	1	—
Other	3	—	3	—
Total	2	(3)	1	(7)
2014
During the three months ended June 30, 2014, the Company recorded a $3 million adjustment to its initial estimate for asset retirement obligations related to the closure of its acetic anhydride operations in Roussillon, France and its VAM operations in Tarragona, Spain (Note 3).
During the six months ended June 30, 2014, the Company recorded $2 million of employee termination benefits related to the closure of its acetic anhydride facility in Roussillon, France and its VAM facility in Tarragona, Spain (Note 3) and $1 million for employee termination benefits related to a business optimization project included in the Company's Advanced Engineered Materials segment.
2013
During the six months ended June 30, 2013, the Company recorded $3 million of employee termination benefits related to a business optimization project which is included in the Company's Industrial Specialties and Acetyl Intermediates segments.
During the six months ended June 30, 2013, the Company recorded $4 million of costs related to the relocation of the Company's polyacetal ("POM") operations from Kelsterbach, Germany to Frankfurt Hoechst Industrial Park, Germany, which is included in the Company's Advanced Engineered Materials segment.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2013	4	3	2	16	4	29
Additions	1	—	—	2	—	3
Cash payments	(1)	—	(1)	(10)	(1)	(13)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2014	4	3	1	8	3	19
Plant/Office Closures
As of December 31, 2013	—	—	—	33	—	33
Additions	—	—	—	—	—	—
Cash payments	—	—	—	(7)	—	(7)
Other changes	—	—	—	(5)	—	(5)
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2014	—	—	—	21	—	21
Total	4	3	1	29	3	40

15. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In percentages)
Effective income tax rate	27	36	28	36
The decrease in the effective income tax rate for the three and six months ended June 30, 2014 was primarily due to lower losses in jurisdictions without income tax benefit and fewer valuation allowances established in certain jurisdictions against net deferred tax assets compared to the three and six months ended June 30, 2013.
Liabilities for uncertain tax positions and related interest and penalties are recorded in Uncertain tax positions and current Other liabilities in the unaudited consolidated balance sheets. For the six months ended June 30, 2014, the Company's uncertain tax positions decreased $42 million primarily as a result of the reclassification of uncertain tax positions for net operating loss carryforwards in certain jurisdictions to deferred income tax assets in accordance with ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which was effective January 1, 2014.
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
US-dollar interest rate swap derivative arrangements are as follows:

As of June 30, 2014
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	1.02
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 10).

As of December 31, 2013
Notional Value	Effective Date	Expiration Date	Fixed Rate (1)
(In $ millions)			(In percentages)
1,100	January 2, 2012	January 2, 2014	1.71
500	January 2, 2014	January 2, 2016	1.02
______________________________

(1)	Fixes the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 10).

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
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Total	748	869
In April 2014, the Company entered into a cross-currency swap contract to hedge its exposure to foreign currency exchange rate risk associated with certain intercompany loans. Under the terms of the contract, the Company makes interest payments in euros and receives interest in US dollars based on a notional amount at fixed rates over the life of the contract. In addition, the Company will pay euros to and receive US dollars from the counterparty at the maturity of the contract. The terms of the contract correspond to the related hedged intercompany loans. The cross-currency swap contract has been designated as a cash flow hedge, and accordingly, the effective portion of the unrealized gains and losses on the contract is reported in Accumulated other comprehensive income (loss) and reclassified to earnings over the period that the hedged loans affect earnings. The euro notional value is marked-to-market each reporting period based on the current spot rate and gains and losses are classified as Other income (expense), net in the unaudited interim consolidated statements of operations.
The cross-currency swap agreement is as follows:

As of June 30, 2014
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In millions)			(In percentages)
$225	April 17, 2014	April 17, 2019	3.62
€162	April 17, 2014	April 17, 2019	2.77
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

Information regarding changes in the fair value of the Company’s derivative arrangements is as follows:

	Three Months Ended June 30,
	2014				2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	(1)	(1)	(2)	(3)	1	(6)	(3)	(3)
Cross-currency swap	(4)	(2)	3	(4)	—		—
Not Designated as Hedges
Foreign currency forwards and swaps	—		(3)	(5)	—		(7)	(5)
Total	(5)		(2)		1		(10)
______________________________

(1)	Excludes $1 million of tax expense recognized in Other comprehensive income (loss).

(2)	Excludes $1 million of tax benefit recognized in Other comprehensive income (loss).

(3)	Reclassified from Accumulated other comprehensive income (loss), net to Interest income (expense) in the unaudited interim consolidated statements of operations.

(4)	Included in Other income (expense), net in the unaudited interim consolidated statements of operations.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

(6)	Excludes $1 million of losses associated with the Company's equity method investments' derivative activity and $1 million of tax expense recognized in Other comprehensive income (loss).

	Six Months Ended June 30,
	2014				2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	(1)	(1)	(2)	(3)	1	(6)	(5)	(3)
Cross-currency swap	(4)	(2)	3	(4)	—		—
Not Designated as Hedges
Foreign currency forwards and swaps	—		(5)	(5)	—		(4)	(5)
Total	(5)		(4)		1		(9)
______________________________

(1)	Excludes $4 million of tax expense recognized in Other comprehensive income (loss).

(2)	Excludes $1 million of tax benefit recognized in Other comprehensive income (loss).

(3)	Reclassified from Accumulated other comprehensive income (loss), net to Interest income (expense) in the unaudited interim consolidated statements of operations.

(4)	Included in Other income (expense), net in the unaudited interim consolidated statements of operations.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

(6)	Excludes $1 million of losses associated with the Company's equity method investments' derivative activity and $2 million of tax expense recognized in Other comprehensive income (loss).

See Note 17 - Fair Value Measurements for additional information regarding the fair value of the Company’s derivative arrangements.
Certain of the Company's foreign currency forwards and swaps, interest rate swaps and cross-currency swap arrangements permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement. The Company's interest rate swap agreements are subject to cross collateralization under the Guarantee and Collateral Agreement entered into in conjunction with the Term loan borrowings (Note 10).

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Derivative Assets
Gross amount recognized	6	1
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	6	1
Gross amount not offset in the consolidated balance sheets	2	1
Net amount	4	—

	As of June 30, 2014	As of December 31, 2013
	(In $ millions)
Derivative Liabilities
Gross amount recognized	13	16
Gross amount offset in the consolidated balance sheets	—	1
Net amount presented in the consolidated balance sheets	13	15
Gross amount not offset in the consolidated balance sheets	2	1
Net amount	11	14

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
The three levels of inputs are defined as follows:
Level 1 - unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company
Level 2 - inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 - inputs that are unobservable in the marketplace and significant to the valuation
The Company’s financial assets and liabilities are measured at fair value on a recurring basis and include securities available for sale and derivative financial instruments. Securities available for sale include mutual funds. Derivative financial instruments include interest rate swaps, cross-currency swaps and foreign currency forwards and swaps.
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
Derivatives. Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps, cross-currency swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the hierarchy.

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In $ millions)
Mutual funds	Marketable securities, at fair value	39	—	39
Derivatives Designated as Cash Flow Hedges
Cross-currency swap	Current Other assets	—	2	2
Cross-currency swap	Noncurrent Other assets	—	3	3
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	1	1
Total assets as of June 30, 2014		39	6	45
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(4)	(4)
Interest rate swaps	Noncurrent Other liabilities	—	(2)	(2)
Cross-currency swap	Current Other liabilities	—	(1)	(1)
Cross-currency swap	Noncurrent Other liabilities	—	(4)	(4)
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other liabilities	—	(2)	(2)
Total liabilities as of June 30, 2014		—	(13)	(13)

Mutual funds	Marketable securities, at fair value	41	—	41
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	1	1
Total assets as of December 31, 2013		41	1	42
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(5)	(5)
Interest rate swaps	Noncurrent Other liabilities	—	(3)	(3)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	(2)	(2)
Foreign currency forwards and swaps	Current Other liabilities	—	(5)	(5)
Total liabilities as of December 31, 2013		—	(15)	(15)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In $ millions)
As of June 30, 2014
Cost investments	145	—	—	—
Insurance contracts in nonqualified trusts	57	57	—	57
Long-term debt, including current installments of long-term debt	2,903	2,718	263	2,981
As of December 31, 2013
Cost investments	145	—	—	—
Insurance contracts in nonqualified trusts	62	62	—	62
Long-term debt, including current installments of long-term debt	2,911	2,696	264	2,960
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
As of June 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
Commercial Actions
In June 2012, Linde Gas Singapore Pte. Ltd. ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. The Company filed its answer in August 2012. The arbitral panel bifurcated the case into a liability and damages phase. In December 2013, the arbitral panel ruled that Singapore Ltd. was not required to purchase minimum quantities under the express terms of the contract but, under the circumstances in 2012, had breached its implied duty of good faith. Both parties have filed opening briefs in the damages phase. Linde Gas was initially seeking $38 million in damages. It is now seeking damages of $68 million, of which the incremental amount relates to operations in 2012 and 2013 that the Company contends were not part of the liability phase of the arbitration, together with injunctive relief. A hearing on damages was held in May 2014 and a decision is expected in 2014. Based on the Company's evaluation of currently available information, the Company does not believe any Possible Loss, including any Possible Loss in excess of reserves, would have a significant adverse effect on the financial position of the Company, but could have a significant adverse effect on the results of operations or cash flows in any given period. The Company continues to vigorously defend the matter.
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
In September 2011, the share valuation expert appointed by the court in connection with the Domination Agreement rendered an opinion. The expert opined that the fair cash compensation for these stockholders (145,387 shares) should be increased from €41.92 to €51.86, thereby increasing the share value by a total of €2 million (including interest) and recommended that the amount of the guaranteed dividend be increased from €2.89 to €3.79, which added €1 million to the Domination Agreement claims. In March 2013, the expert issued a supplementary opinion affirming his previous views and calculations. On January 28, 2014, the court ruled and largely adopted the expert's valuation methodology; however, it raised the cash compensation from €41.92 to €49.43 and the guaranteed dividend from €2.89 to €3.61, which represent lesser amounts than those provided by the expert. BCP Holdings and certain plaintiffs have filed notices of appeal. For those claims brought under the Domination Agreement, based on the court's ruling, the Company does not believe that the Possible Loss, including any Possible Loss in excess of reserves, is material.
The court’s ruling in the Domination Agreement case on the share price has no effect on cash compensation in the Squeeze-Out proceeding because the amount set by the court is lower than the price those stockholders already received in the Squeeze-Out. After a preliminary hearing in the Squeeze-Out proceeding, the Frankfurt District Court rendered a judgment on May 27, 2014 in favor of the Company finding that the former minority stockholders were not entitled to an increase of the Squeeze-Out cash compensation. The plaintiffs may appeal.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2014 are $66 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $133 million as of June 30, 2014. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2014, the Company had unconditional purchase obligations of $3.4 billion, which extend through 2036.

19. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended June 30, 2014
Net sales	389	289	(1)	333	901	(1)	—	(143)	1,769
Other (charges) gains, net	(1)	—		—	2		1	—	2
Operating profit (loss)	56	80		24	142		(43)	—	259
Equity in net earnings (loss) of affiliates	45	7		—	14		35	—	101
Depreciation and amortization	27	10		12	19		4	—	72
Capital expenditures	11	22		6	90		2	—	131	(2)
	Three Months Ended June 30, 2013
Net sales	352	314	(1)	295	809	(1)	—	(117)	1,653
Other (charges) gains, net	(2)	—		(1)	—		—	—	(3)
Operating profit (loss)	39	83		18	55		(26)	—	169
Equity in net earnings (loss) of affiliates	45	1		—	1		8	—	55
Depreciation and amortization	27	10		12	22		4	—	75
Capital expenditures	13	29		6	42		3	—	93	(3)
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $143 million and $0 million, respectively, for the three months ended June 30, 2014 and $116 million and $1 million, respectively, for the three months ended June 30, 2013.

(2)	Includes an increase in accrued capital expenditures of $6 million for the three months ended June 30, 2014.

(3)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany and includes an increase in accrued capital expenditures of $18 million for the three months ended June 30, 2013.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Six Months Ended June 30, 2014
Net sales	762	591	(1)	645	1,742	(1)	—	(266)	3,474
Other (charges) gains, net	(1)	—		—	2		—	—	1
Operating profit (loss)	113	179		44	239		(73)	—	502
Equity in net earnings (loss) of affiliates	78	8		—	15		40	—	141
Depreciation and amortization	53	21		26	40		7	—	147
Capital expenditures	20	50		10	166		3	—	249	(2)
	As of June 30, 2014
Goodwill and intangibles, net	364	276		58	236		—	—	934
Total assets	2,675	1,511		974	2,533		1,640	—	9,333
	Six Months Ended June 30, 2013
Net sales	681	609	(1)	583	1,617	(1)	—	(232)	3,258
Other (charges) gains, net	(4)	—		(2)	(1)		—	—	(7)
Operating profit (loss)	75	161		33	130		(46)	—	353
Equity in net earnings (loss) of affiliates	85	3		—	4		17	—	109
Depreciation and amortization	56	20		24	43		8	—	151
Capital expenditures	21	43		11	71		4	—	150	(3)
	As of December 31, 2013
Goodwill and intangibles, net	368	278		60	234		—	—	940
Total assets	2,643	1,478		1,002	2,333		1,562	—	9,018
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include inter-segment sales of $266 million and $0 million, respectively, for the six months ended June 30, 2014 and $228 million and $4 million, respectively, for the six months ended June 30, 2013.

(2)	Includes a decrease in accrued capital expenditures of $24 million for the six months ended June 30, 2014.

(3)
Excludes expenditures related to the relocation of the Company’s POM operations in Germany and includes an increase in accrued capital expenditures of $1 million for the six months ended June 30, 2013.

20. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In $ millions, except share data)
Amounts Attributable to Celanese Corporation
Earnings (loss) from continuing operations	259	133	455	274
Earnings (loss) from discontinued operations	—	—	—	1
Net earnings (loss)	259	133	455	275

Weighted average shares - basic	155,751,779	159,676,462	156,124,714	159,679,408
Dilutive stock options	156,658	213,834	161,114	216,890
Dilutive restricted stock units	145,795	251,860	138,837	242,661
Weighted average shares - diluted	156,054,232	160,142,156	156,424,665	160,138,959
Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	—	95,225	—	94,329
Restricted stock units	—	—	—	—
Total	—	95,225	—	94,329
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flow for the six months ended June 30, 2014 and 2013 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	679	1,357	(267)	1,769
Cost of sales	—	—	(501)	(1,149)	289	(1,361)
Gross profit	—	—	178	208	22	408
Selling, general and administrative expenses	—	—	(18)	(101)	—	(119)
Amortization of intangible assets	—	—	(2)	(3)	—	(5)
Research and development expenses	—	—	(13)	(11)	—	(24)
Other (charges) gains, net	—	—	—	2	—	2
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	—	—	(2)
Operating profit (loss)	—	—	143	94	22	259
Equity in net earnings (loss) of affiliates	259	282	48	89	(577)	101
Interest expense	—	(49)	(6)	(21)	36	(40)
Refinancing expense	—	—	—	—	—	—
Interest income	—	17	18	3	(36)	2
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	—	1	—	—	1
Earnings (loss) from continuing operations before tax	259	250	204	194	(555)	352
Income tax (provision) benefit	—	9	(52)	(46)	(5)	(94)
Earnings (loss) from continuing operations	259	259	152	148	(560)	258
Earnings (loss) from operation of discontinued operations	—	—	(1)	—	—	(1)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	259	259	152	148	(560)	258
Net (earnings) loss attributable to noncontrolling interests	—	—	—	1	—	1
Net earnings (loss) attributable to Celanese Corporation	259	259	152	149	(560)	259

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	732	1,242	(321)	1,653
Cost of sales	—	—	(503)	(1,139)	308	(1,334)
Gross profit	—	—	229	103	(13)	319
Selling, general and administrative expenses	—	—	(26)	(87)	—	(113)
Amortization of intangible assets	—	—	(3)	(6)	—	(9)
Research and development expenses	—	—	(15)	(8)	—	(23)
Other (charges) gains, net	—	—	—	(3)	—	(3)
Foreign exchange gain (loss), net	—	—	—	(2)	—	(2)
Gain (loss) on disposition of businesses and assets, net	—	—	1	(1)	—	—
Operating profit (loss)	—	—	186	(4)	(13)	169
Equity in net earnings (loss) of affiliates	130	161	45	45	(326)	55
Interest expense	—	(49)	(9)	(16)	30	(44)
Refinancing expense	—	—	—	—	—	—
Interest income	—	13	16	2	(30)	1
Dividend income - cost investments	—	—	—	23	—	23
Other income (expense), net	—	—	—	4	—	4
Earnings (loss) from continuing operations before tax	130	125	238	54	(339)	208
Income tax (provision) benefit	3	5	(69)	(18)	4	(75)
Earnings (loss) from continuing operations	133	130	169	36	(335)	133
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	133	130	169	36	(335)	133
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	133	130	169	36	(335)	133

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,386	2,657	(569)	3,474
Cost of sales	—	—	(962)	(2,300)	574	(2,688)
Gross profit	—	—	424	357	5	786
Selling, general and administrative expenses	—	—	(27)	(196)	—	(223)
Amortization of intangible assets	—	—	(4)	(7)	—	(11)
Research and development expenses	—	—	(26)	(20)	—	(46)
Other (charges) gains, net	—	—	—	1	—	1
Foreign exchange gain (loss), net	—	—	—	(2)	—	(2)
Gain (loss) on disposition of businesses and assets, net	—	—	(5)	2	—	(3)
Operating profit (loss)	—	—	362	135	5	502
Equity in net earnings (loss) of affiliates	454	510	78	125	(1,026)	141
Interest expense	—	(95)	(12)	(40)	68	(79)
Refinancing expense	—	—	—	—	—	—
Interest income	—	31	35	4	(68)	2
Dividend income - cost investments	—	—	—	58	—	58
Other income (expense), net	—	—	4	(3)	—	1
Earnings (loss) from continuing operations before tax	454	446	467	279	(1,021)	625
Income tax (provision) benefit	1	8	(122)	(57)	(2)	(172)
Earnings (loss) from continuing operations	455	454	345	222	(1,023)	453
Earnings (loss) from operation of discontinued operations	—	—	(1)	—	—	(1)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	455	454	345	222	(1,023)	453
Net (earnings) loss attributable to noncontrolling interests	—	—	—	2	—	2
Net earnings (loss) attributable to Celanese Corporation	455	454	345	224	(1,023)	455

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,412	2,449	(603)	3,258
Cost of sales	—	—	(978)	(2,233)	605	(2,606)
Gross profit	—	—	434	216	2	652
Selling, general and administrative expenses	—	—	(47)	(172)	—	(219)
Amortization of intangible assets	—	—	(7)	(13)	—	(20)
Research and development expenses	—	—	(31)	(18)	—	(49)
Other (charges) gains, net	—	—	4	(7)	(4)	(7)
Foreign exchange gain (loss), net	—	—	—	(3)	—	(3)
Gain (loss) on disposition of businesses and assets, net	—	—	—	(1)	—	(1)
Operating profit (loss)	—	—	353	2	(2)	353
Equity in net earnings (loss) of affiliates	271	328	82	94	(666)	109
Interest expense	—	(96)	(19)	(32)	60	(87)
Refinancing expense	—	—	—	—	—	—
Interest income	—	27	31	3	(60)	1
Dividend income - cost investments	—	—	—	47	—	47
Other income (expense), net	—	—	—	3	—	3
Earnings (loss) from continuing operations before tax	271	259	447	117	(668)	426
Income tax (provision) benefit	4	12	(113)	(55)	—	(152)
Earnings (loss) from continuing operations	275	271	334	62	(668)	274
Earnings (loss) from operation of discontinued operations	—	—	2	—	—	2
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	1	—	—	1
Net earnings (loss)	275	271	335	62	(668)	275
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	275	271	335	62	(668)	275

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	259	259	152	148	(560)	258
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(22)	(22)	(9)	2	29	(22)
Gain (loss) from cash flow hedges	(3)	(3)	—	(3)	6	(3)
Pension and postretirement benefits	(14)	(14)	(14)	—	28	(14)
Total other comprehensive income (loss), net of tax	(39)	(39)	(23)	(1)	63	(39)
Total comprehensive income (loss), net of tax	220	220	129	147	(497)	219
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income (loss) attributable to Celanese Corporation	220	220	129	148	(497)	220

	Three Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	133	130	169	36	(335)	133
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	26	26	(2)	(3)	(21)	26
Gain (loss) from cash flow hedges	2	2	(1)	—	(1)	2
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	28	28	(3)	(3)	(22)	28
Total comprehensive income (loss), net of tax	161	158	166	33	(357)	161
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	161	158	166	33	(357)	161

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	455	454	345	222	(1,023)	453
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(17)	(17)	7	(14)	24	(17)
Gain (loss) from cash flow hedges	(6)	(6)	—	(3)	9	(6)
Pension and postretirement benefits	(26)	(26)	(26)	—	52	(26)
Total other comprehensive income (loss), net of tax	(49)	(49)	(19)	(17)	85	(49)
Total comprehensive income (loss), net of tax	406	405	326	205	(938)	404
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	2	—	2
Comprehensive income (loss) attributable to Celanese Corporation	406	405	326	207	(938)	406

	Six Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	275	271	335	62	(668)	275
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(5)	(5)	3	2	—	(5)
Gain (loss) from cash flow hedges	3	3	(1)	—	(2)	3
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(2)	(2)	2	2	(2)	(2)
Total comprehensive income (loss), net of tax	273	269	337	64	(670)	273
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	273	269	337	64	(670)	273

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	2	—	208	854	—	1,064
Trade receivables - third party and affiliates	—	—	139	1,064	(158)	1,045
Non-trade receivables, net	34	469	2,160	507	(2,939)	231
Inventories, net	—	—	243	629	(56)	816
Deferred income taxes	—	—	75	57	(17)	115
Marketable securities, at fair value	—	—	39	—	—	39
Other assets	—	2	17	22	(12)	29
Total current assets	36	471	2,881	3,133	(3,182)	3,339
Investments in affiliates	2,920	4,781	1,910	609	(9,340)	880
Property, plant and equipment, net	—	—	964	2,613	—	3,577
Deferred income taxes	—	—	248	25	(2)	271
Other assets	—	1,989	141	303	(2,101)	332
Goodwill	—	—	305	489	—	794
Intangible assets, net	—	—	69	71	—	140
Total assets	2,956	7,241	6,518	7,243	(14,625)	9,333
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,790	188	343	(2,163)	158
Trade payables - third party and affiliates	—	—	346	651	(158)	839
Other liabilities	1	30	315	438	(312)	472
Deferred income taxes	—	17	—	10	(17)	10
Income taxes payable	—	—	492	55	(483)	64
Total current liabilities	1	1,837	1,341	1,497	(3,133)	1,543
Noncurrent Liabilities
Long-term debt	—	2,461	832	1,657	(2,070)	2,880
Deferred income taxes	—	8	—	222	(2)	228
Uncertain tax positions	—	6	7	145	—	158
Benefit obligations	—	—	900	225	—	1,125
Other liabilities	—	9	118	210	(39)	298
Total noncurrent liabilities	—	2,484	1,857	2,459	(2,111)	4,689
Total Celanese Corporation stockholders’ equity	2,955	2,920	3,320	3,141	(9,381)	2,955
Noncontrolling interests	—	—	—	146	—	146
Total equity	2,955	2,920	3,320	3,287	(9,381)	3,101
Total liabilities and equity	2,956	7,241	6,518	7,243	(14,625)	9,333

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	284	700	—	984
Trade receivables - third party and affiliates	—	—	131	877	(141)	867
Non-trade receivables, net	33	482	2,166	586	(2,924)	343
Inventories, net	—	—	243	622	(61)	804
Deferred income taxes	—	—	74	58	(17)	115
Marketable securities, at fair value	—	—	41	—	—	41
Other assets	—	5	15	24	(16)	28
Total current assets	33	487	2,954	2,867	(3,159)	3,182
Investments in affiliates	2,667	4,458	1,677	594	(8,555)	841
Property, plant and equipment, net	—	—	969	2,456	—	3,425
Deferred income taxes	—	—	248	49	(8)	289
Other assets	—	1,965	144	285	(2,053)	341
Goodwill	—	—	305	493	—	798
Intangible assets, net	—	—	64	78	—	142
Total assets	2,700	6,910	6,361	6,822	(13,775)	9,018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,713	122	373	(2,031)	177
Trade payables - third party and affiliates	—	—	312	628	(141)	799
Other liabilities	1	28	441	513	(442)	541
Deferred income taxes	—	17	—	10	(17)	10
Income taxes payable	—	—	460	32	(474)	18
Total current liabilities	1	1,758	1,335	1,556	(3,105)	1,545
Noncurrent Liabilities
Long-term debt	—	2,468	825	1,646	(2,052)	2,887
Deferred income taxes	—	8	—	225	(8)	225
Uncertain tax positions	—	6	16	178	—	200
Benefit obligations	—	—	943	232	—	1,175
Other liabilities	—	3	91	202	(9)	287
Total noncurrent liabilities	—	2,485	1,875	2,483	(2,069)	4,774
Total Celanese Corporation stockholders’ equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Noncontrolling interests	—	—	—	—	—	—
Total equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Total liabilities and equity	2,700	6,910	6,361	6,822	(13,775)	9,018

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	169	109	333	142	(336)	417
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(100)	(30)	—	(130)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(34)	(109)	—	(143)
Return of capital from subsidiary	—	—	51	—	(51)	—
Contributions to subsidiary	—	—	(97)	—	97	—
Intercompany loan receipts (disbursements)	—	3	(61)	—	58	—
Other, net	—	—	(6)	(4)	—	(10)
Net cash provided by (used in) investing activities	—	3	(247)	(143)	104	(283)
Financing Activities
Short-term borrowings (repayments), net	—	61	10	(9)	(61)	1
Proceeds from short-term borrowings	—	—	—	25	—	25
Repayments of short-term borrowings	—	—	—	(43)	—	(43)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(5)	(3)	(8)	3	(13)
Refinancing costs	—	—	—	—	—	—
Purchases of treasury stock, including related fees	(103)	—	—	—	—	(103)
Dividends to parent	—	(168)	(168)	—	336	—
Contributions from parent	—	—	—	97	(97)	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(67)	—	—	—	—	(67)
Return of capital to parent	—	—	—	(51)	51	—
Contribution from noncontrolling interest	—	—	—	148	—	148
Other, net	—	—	(1)	—	—	(1)
Net cash provided by (used in) financing activities	(167)	(112)	(162)	159	232	(50)
Exchange rate effects on cash and cash equivalents	—	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	2	—	(76)	154	—	80
Cash and cash equivalents as of beginning of period	—	—	284	700	—	984
Cash and cash equivalents as of end of period	2	—	208	854	—	1,064

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	19	(42)	292	147	(40)	376
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(66)	(62)	—	(128)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	12	—	12
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(6)	—	(6)
Capital expenditures related to Fairway Methanol LLC	—	—	(21)	—	—	(21)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	3	(64)	—	61	—
Other, net	—	—	(25)	(9)	—	(34)
Net cash provided by (used in) investing activities	—	3	(176)	(65)	61	(177)
Financing Activities
Short-term borrowings (repayments), net	—	64	(2)	(9)	(64)	(11)
Proceeds from short-term borrowings	—	—	—	27	—	27
Repayments of short-term borrowings	—	—	—	(24)	—	(24)
Proceeds from long-term debt	—	—	50	—	—	50
Repayments of long-term debt	—	(5)	(18)	(42)	3	(62)
Refinancing costs	—	—	—	—	—	—
Purchases of treasury stock, including related fees	(6)	—	—	—	—	(6)
Dividends to parent	—	(20)	(20)	—	40	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(26)	—	—	—	—	(26)
Return of capital to parent	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(29)	39	10	(48)	(21)	(49)
Exchange rate effects on cash and cash equivalents	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	(10)	—	126	32	—	148
Cash and cash equivalents as of beginning of period	10	—	275	674	—	959
Cash and cash equivalents as of end of period	—	—	401	706	—	1,107

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2013, filed on February 7, 2014 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K (the "2013 Form 10-K") and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
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

2014 Highlights:

•
We announced the opening of our Commercial Technology Center in Seoul, Republic of Korea. The research and development center will support customer growth in South Korea and advance the technical capabilities of our product portfolio.

•
We announced the expansion of our compounding capabilities at our integrated chemical complex in Nanjing, China, to include polyphenylene sulfide ("PPS"). PPS is used to replace metals and thermosets in applications spanning the automotive, electronics and aerospace industries. The expansion is expected to be operational by the end of 2014.

•
We announced the expansion of our Florence, Kentucky facility to add compounding process lines to support demand for our engineered materials business. The unit is expected to be operational in the first quarter of 2015.

•	We announced the expansion of our Suzano, Brazil facility to include long-fiber reinforced thermoplastics production by mid-2015 to serve customers in Brazil and Latin America.

•
We announced our intent to construct a vinyl acetate ethylene ("VAE") emulsions unit in Southeast Asia. The unit will allow us to better serve customers with high-end applications in the architectural coatings, building and construction, carpet and paper industries. The unit is expected to begin production by mid-2016.

•
We increased our quarterly common stock cash dividend by 39 percent, from $0.72 to $1.00 per share of common stock on an annual basis. This increased our dividend payout ratio to approximately 20 percent.

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

Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,769	1,653	116	3,474	3,258	216
Gross profit	408	319	89	786	652	134
Selling, general and administrative expenses	(119)	(113)	(6)	(223)	(219)	(4)
Other (charges) gains, net	2	(3)	5	1	(7)	8
Operating profit (loss)	259	169	90	502	353	149
Equity in net earnings of affiliates	101	55	46	141	109	32
Interest expense	(40)	(44)	4	(79)	(87)	8
Dividend income - cost investments	29	23	6	58	47	11
Earnings (loss) from continuing operations before tax	352	208	144	625	426	199
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	259	133	126	455	274	181
Earnings (loss) from discontinued operations	—	—	—	—	1	(1)
Net earnings (loss)	259	133	126	455	275	180
Other Data
Depreciation and amortization	72	75	(3)	147	151	(4)
Operating margin(1)	14.6%	10.2%		14.5%	10.8%
Other (charges) gains, net
Employee termination benefits	(1)	(1)	—	(3)	(3)	—
Kelsterbach plant relocation	—	(2)	2	—	(4)	4
Plant/office closures	—	—	—	1	—	1
Other	3	—	3	3	—	3
Total other (charges) gains, net	2	(3)	5	1	(7)	8
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

	As of June 30, 2014	As of December 31, 2013
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,064	984

Short-term borrowings and current installments of long-term debt - third party and affiliates	158	177
Long-term debt	2,880	2,887
Total debt	3,038	3,064

Selected Data by Business Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	389	352	37	762	681	81
Consumer Specialties	289	314	(25)	591	609	(18)
Industrial Specialties	333	295	38	645	583	62
Acetyl Intermediates	901	809	92	1,742	1,617	125
Other Activities	—	—	—	—	—	—
Inter-segment eliminations	(143)	(117)	(26)	(266)	(232)	(34)
Total	1,769	1,653	116	3,474	3,258	216
Other (Charges) Gains, Net
Advanced Engineered Materials	(1)	(2)	1	(1)	(4)	3
Consumer Specialties	—	—	—	—	—	—
Industrial Specialties	—	(1)	1	—	(2)	2
Acetyl Intermediates	2	—	2	2	(1)	3
Other Activities	1	—	1	—	—	—
Total	2	(3)	5	1	(7)	8
Operating Profit (Loss)
Advanced Engineered Materials	56	39	17	113	75	38
Consumer Specialties	80	83	(3)	179	161	18
Industrial Specialties	24	18	6	44	33	11
Acetyl Intermediates	142	55	87	239	130	109
Other Activities	(43)	(26)	(17)	(73)	(46)	(27)
Total	259	169	90	502	353	149
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	101	84	17	191	160	31
Consumer Specialties	115	107	8	244	211	33
Industrial Specialties	24	18	6	44	33	11
Acetyl Intermediates	157	58	99	255	136	119
Other Activities	(45)	(59)	14	(109)	(114)	5
Total	352	208	144	625	426	199
Depreciation and Amortization
Advanced Engineered Materials	27	27	—	53	56	(3)
Consumer Specialties	10	10	—	21	20	1
Industrial Specialties	12	12	—	26	24	2
Acetyl Intermediates	19	22	(3)	40	43	(3)
Other Activities	4	4	—	7	8	(1)
Total	72	75	(3)	147	151	(4)
Operating Margin
Advanced Engineered Materials	14.4%	11.1%		14.8%	11.0%
Consumer Specialties	27.7%	26.4%		30.3%	26.4%
Industrial Specialties	7.2%	6.1%		6.8%	5.7%
Acetyl Intermediates	15.8%	6.8%		13.7%	8.0%
Total	14.6%	10.2%		14.5%	10.8%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	10	(1)	2	—	11
Consumer Specialties	(9)	1	—	—	(8)
Industrial Specialties	8	3	2	—	13
Acetyl Intermediates	(2)	12	1	—	11
Total Company	1	6	2	(2)	7
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	12	(2)	2	—	12
Consumer Specialties	(5)	2	—	—	(3)
Industrial Specialties	7	1	2	—	10
Acetyl Intermediates	(2)	9	1	—	8
Total Company	2	4	2	(1)	7
Consolidated Results
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Net sales increased $116 million, or 7%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher vinyl acetate monomer ("VAM") and acetic acid pricing in our Acetyl Intermediates segment resulting from permanent VAM capacity reductions in Europe and planned and unplanned industry outages in the US and Asia. Net sales also benefited from higher volumes globally in our Advanced Engineered Materials segment fueled by growth in automotive, industrial and medical applications and higher volumes in our Industrial Specialties segment in both Europe and Asia. These benefits were slightly offset by lower acetate tow volumes across all regions in our Consumer Specialties segment.
Operating profit increased $90 million, or 53%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher VAM and acetic acid pricing in our Acetyl Intermediates segment and a benefit of $21 million from prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan, which was allocated across all business segments and Other Activities during the three months ended June 30, 2014. See Note 11 - Benefit Obligations in the accompanying unaudited interim consolidated financial statements for further information regarding this activity.
As a percentage of net sales, selling, general and administrative expenses remained unchanged at 7% for the three months ended June 30, 2014.
Equity in net earnings (loss) of affiliates increased $46 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to a $48 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014. Our equity investment in InfraServ GmbH & Co. Hoechst KG is owned primarily by an entity included in Other Activities. Our Consumer Specialties and Acetyl Intermediates segments also each hold an ownership percentage.
Our effective income tax rate for the three months ended June 30, 2014 was 27% compared to 36% for the three months ended June 30, 2013. The lower effective income tax rate for the three months ended June 30, 2014 was primarily due to losses in jurisdictions without income tax benefit and valuation allowances against net deferred tax assets established in certain jurisdictions, which unfavorably impacted the effective tax rate for the three months ended June 30, 2013.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Net sales increased $216 million, or 7%, during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to higher VAM and acetic acid pricing in our Acetyl Intermediates segment and higher volumes globally in our Advanced Engineered Materials segment fueled by growth in automotive, medical and industrial applications.
Operating profit increased $149 million, or 42%, during the six months ended June 30, 2014 compared to the same period in 2013 primarily driven by higher VAM and acetic acid pricing in our Acetyl Intermediates segment and a benefit of $41 million from prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan, which was allocated across all business segments and Other Activities during the six months ended June 30, 2014.
As a percentage of net sales, selling, general and administrative expenses decreased from 7% to 6% for the six months ended June 30, 2014 compared to the same period in 2013.
Equity in net earnings (loss) of affiliates increased $32 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a $48 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014 offset by a $9 million decrease in earnings from InfraServ GmbH & Co. Hoechst KG. Our strategic affiliates, Korea Engineering Plastics Co., Ltd. ("KEPCO") and National Methanol Company ("Ibn Sina"), also had a decrease in earnings of $5 million and $4 million, respectively, compared to the same period in 2013.
Our effective income tax rate for the six months ended June 30, 2014 was 28% compared to 36% for the six months ended June 30, 2013. The lower effective tax rate for the six months ended June 30, 2014 was primarily due to losses in jurisdictions without income tax benefit and valuation allowances against net deferred tax assets established in certain jurisdictions, which unfavorably impacted the effective tax rate for the six months ended June 30, 2013.

Business Segments

Advanced Engineered Materials

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	389	352	37	762	681	81
Net Sales Variance
Volume	10%			12%
Price	(1)%			(2)%
Currency	2%			2%
Other	—%			—%
Other (charges) gains, net	(1)	(2)	1	(1)	(4)	3
Operating profit (loss)	56	39	17	113	75	38
Operating margin	14.4%	11.1%		14.8%	11.0%
Equity in net earnings (loss) of affiliates	45	45	—	78	85	(7)
Earnings (loss) from continuing operations before tax	101	84	17	191	160	31
Depreciation and amortization	27	27	—	53	56	(3)
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
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Net sales increased $37 million, or 11%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher volumes globally. Volumes in the Americas increased across nearly all product lines primarily driven by continued growth in automotive and industrial applications. In Europe, volumes increased across nearly all product lines with the largest volume growth in polyacetal ("POM") industrial, automotive and medical applications. In Asia, volumes for POM, GUR® and long-fiber reinforced thermoplastics ("LFT") increased driven by growth in automotive and industrial applications. Unfavorable pricing impacts from POM and LFT due to shifts in product and geographic sales mix were offset by favorable currency impacts.
Operating profit increased $17 million, or 44%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher volumes. Operating profit also benefited from $7 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.
Equity in net earnings (loss) of affiliates remained unchanged for the three months ended June 30, 2014 compared to the same period in 2013.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Net sales increased $81 million, or 12%, for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to higher volumes globally. Volumes in the Americas increased primarily driven by growth in POM and LFT in automotive applications and GUR® in medical and industrial applications. In Europe, volumes increased due to strong growth in automotive and industrial applications. In Asia, volumes increased across nearly all product lines resulting from a targeted customer focus and the implementation of growth strategies. Unfavorable pricing impacts from POM, GUR® and LFT due to shifts in product and geographic sales mix were offset by increased liquid crystal polymers ("LCP") pricing and favorable currency impacts.

Operating profit increased $38 million, or 51%, for the six months ended June 30, 2014 compared to the same period in 2013 driven primarily by higher volumes. Operating profit also benefited from $14 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan, which offset lower pricing and higher energy costs of $5 million due to higher production volumes.
Equity in net earnings (loss) of affiliates decreased $7 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to decreases in earnings from our KEPCO and Ibn Sina strategic affiliates of $5 million and $4 million, respectively. The decrease in KEPCO earnings was primarily due to increased costs associated with the expansion of its production capacity and higher methanol and steam costs. The decrease in Ibn Sina earnings was primarily the result of lower methyl tertiary-butyl ether ("MTBE") pricing partially offset by higher methanol pricing.
Consumer Specialties

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	289	314	(25)	591	609	(18)
Net Sales Variance
Volume	(9)%			(5)%
Price	1%			2%
Currency	—%			—%
Other	—%			—%
Other (charges) gains, net	—	—	—	—	—	—
Operating profit (loss)	80	83	(3)	179	161	18
Operating margin	27.7%	26.4%		30.3%	26.4%
Equity in net earnings (loss) of affiliates	7	1	6	8	3	5
Dividend income - cost investments	28	23	5	57	47	10
Earnings (loss) from continuing operations before tax	115	107	8	244	211	33
Depreciation and amortization	10	10	—	21	20	1
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
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Net sales decreased $25 million, or 8%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to lower acetate tow volumes across all regions and lower acetate flake pricing under a legacy contract. These were slightly offset by a 5% increase in acetate tow pricing reflecting continued strong demand and higher acetate flake volumes.
Operating profit decreased $3 million, or 4%, for the three months ended June 30, 2014 primarily due to lower acetate tow volumes, lower acetate flake pricing and a power outage at our cellulose derivatives facility in Narrows, Virginia. Operating profit was favorably impacted by higher acetate tow pricing, higher acetate flake volumes and lower raw material and energy costs of $19 million as a result of productivity initiatives in our cellulose derivatives business. Operating profit also benefited from $4 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.
Equity in net earnings (loss) of affiliates increased $6 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to a $6 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.

Dividend income from cost investments increased $5 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher earnings from our cellulose derivatives ventures resulting from higher volumes and higher acetate tow pricing as well as lower energy costs.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Net sales decreased $18 million, or 3%, for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to lower acetate tow volumes in Europe and lower acetate flake pricing under a legacy contract. These were slightly offset by a 6% increase in acetate tow pricing reflecting continued strong demand and higher acetate flake volumes.
Operating profit increased $18 million, or 11%, for the six months ended June 30, 2014 compared to the same period in 2013 despite lower net sales which were offset by lower raw material and energy costs of $20 million as a result of productivity initiatives in our cellulose derivatives business and $8 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.
Equity in net earnings (loss) of affiliates increased $5 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a $6 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.
Dividend income from cost investments increased $10 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to higher earnings from our cellulose derivatives ventures resulting from higher volumes and acetate tow pricing as well as lower energy costs.
Industrial Specialties

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	333	295	38	645	583	62
Net Sales Variance
Volume	8%			7%
Price	3%			1%
Currency	2%			2%
Other	—%			—%
Other (charges) gains, net	—	(1)	1	—	(2)	2
Operating profit (loss)	24	18	6	44	33	11
Operating margin	7.2%	6.1%		6.8%	5.7%
Earnings (loss) from continuing operations before tax	24	18	6	44	33	11
Depreciation and amortization	12	12	—	26	24	2
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
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Net sales increased $38 million, or 13%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher volumes in both our emulsion polymers and EVA polymers businesses and higher pricing and favorable currency impacts (due to a stronger Euro to the US dollar) in our emulsion polymers business. In our emulsion polymers business, volume increases were driven by organic growth in our paints and coatings products in Europe and Asia and higher adhesive and construction product volumes in Asia. Higher pricing was primarily due to higher raw material costs for VAM in Europe, Asia and North America. In our EVA polymers business, volume increases were primarily driven by higher automotive and hot melt adhesives product volumes in North America as a result of our initiative to shift volumes from Asia to North America. Volume declines in Asia partially offset the volume increases in North America.
Operating profit increased $6 million, or 33%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher volumes in North America for our EVA polymers business. In our emulsion polymers business, operating profit benefited from increased volumes, pricing and $2 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. These benefits were partially offset by a $14 million increase in raw material prices, primarily VAM, across all regions of our emulsion polymers business.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Net sales increased $62 million, or 11%, for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to higher volumes, pricing and favorable currency impacts, resulting from a stronger Euro to the US dollar. In our emulsion polymers business, volume increases were driven by higher demand for proprietary paints and coatings products in Europe primarily due to unseasonably warm weather conditions during the three months ended March 31, 2014. In Asia, volumes increased primarily in adhesive and construction products and paints and coatings products. Higher pricing in our emulsion polymers business was primarily driven by higher raw material costs for VAM in Europe, Asia and North America. In our EVA polymers business, volume increases were primarily driven by higher automotive and hot melt adhesives product volumes in North America as a result of our initiative to shift volumes from Asia to North America. Volume declines in Asia partially offset the volume increases in North America.
Operating profit increased $11 million, or 33%, for the six months ended June 30, 2014 compared to the same period in 2013 primarily attributable to higher sales volumes and pricing. In our emulsion polymers business, operating profit benefited from increased volumes, pricing and $4 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. These increases in operating profit for our emulsion polymers business were partially offset by higher raw material prices, primarily VAM, of $14 million across all regions. In our EVA polymers business, higher sales volumes and pricing were partially offset by higher raw material costs of $2 million, primarily ethylene and VAM, in all regions.
Acetyl Intermediates

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	901	809	92	1,742	1,617	125
Net Sales Variance
Volume	(2)%			(2)%
Price	12%			9%
Currency	1%			1%
Other	—%			—%
Other (charges) gains, net	2	—	2	2	(1)	3
Operating profit (loss)	142	55	87	239	130	109
Operating margin	15.8%	6.8%		13.7%	8.0%
Equity in net earnings (loss) of affiliates	14	1	13	15	4	11
Earnings (loss) from continuing operations before tax	157	58	99	255	136	119
Depreciation and amortization	19	22	(3)	40	43	(3)

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
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Net sales increased $92 million, or 11%, during the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher VAM pricing resulting from permanent capacity reductions in Europe and planned and unplanned industry outages in the US and Asia, offset by slightly lower volumes. Net sales for the three months ended June 30, 2014 also benefited from higher acetic acid pricing resulting from planned and unplanned industry outages in China and favorable currency impacts resulting from a stronger Euro to the US dollar.
Operating profit increased $87 million, or 158%, during the three months ended June 30, 2014 compared to the same period in 2013 primarily due to higher VAM and acetic acid pricing. Operating profit also benefited from favorable currency impacts resulting from a stronger Euro to the US dollar and $4 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. These benefits were partially offset by lower sales volumes and higher raw material costs of $15 million, mainly methanol and ethylene.
Equity in net earnings (loss) of affiliates increased $13 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to a $13 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Net sales increased $125 million, or 8%, during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to higher VAM pricing slightly offset by lower volumes resulting from permanent capacity reductions in Europe and planned and unplanned industry outages in the US and Asia. Net sales for the six months ended June 30, 2014 also benefited from higher acetic acid pricing resulting from planned and unplanned industry outages in China and favorable currency impacts resulting from a stronger Euro to the US dollar. These increases to net sales were partially offset by lower acetic acid volumes due to a turnaround at our unit in Clear Lake, Texas during the three months ended June 30, 2014.
Operating profit increased $109 million, or 84%, during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to higher VAM and acetic acid pricing and lower plant costs reflective of Celanese specific actions to improve plant operations. Operating profit also benefited from favorable currency impacts resulting from a stronger Euro to the US dollar and $8 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. These benefits were partially offset by lower sales volumes, higher raw material costs of $29 million, mainly methanol, and higher energy costs of $7 million.
Equity in net earnings (loss) of affiliates increased $11 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a $13 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.
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
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
The operating loss for Other Activities increased $17 million, or 65%, for the three months ended June 30, 2014 compared to the same period in 2013 driven by an increase in selling, general and administrative expenses of $14 million. The increase in selling, general and administrative expenses was primarily due to higher performance-based incentive compensation costs of $6 million and higher functional spend of $8 million. Pension and other postretirement benefit costs increased $4 million due to higher interest cost and a lower expected return on plan assets offset by a benefit of $4 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.
Equity in net earnings (loss) of affiliates increased $27 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to a $29 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
The operating loss for Other Activities increased $27 million, or 59%, for the six months ended June 30, 2014 compared to the same period in 2013 driven by an increase in selling, general and administrative expenses of $20 million. The increase in selling, general and administrative expenses was primarily due to higher performance-based incentive compensation costs of $12 million and higher costs associated with business optimization initiatives of $6 million. Pension and other postretirement benefit costs increased $9 million resulting from a higher interest cost and a lower expected return on plan assets offset by a benefit of $7 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.
Equity in net earnings (loss) of affiliates increased $23 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a $29 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2014, we have $600 million available for borrowing under our revolving credit facility and $21 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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

Cash Flows
Cash and cash equivalents increased $80 million to $1,064 million as of June 30, 2014 compared to December 31, 2013. As of June 30, 2014, $810 million of the $1,064 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.

•	Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $41 million to $417 million for the six months ended June 30, 2014 compared to $376 million for the same period in 2013. Net cash provided by operations for the six months ended June 30, 2014 increased primarily as a result of stronger earnings performance, a $21 million increase in dividends received from our equity method investments and a $10 million increase in dividends received from our cellulose derivatives ventures. These favorable impacts were offset by a $74 million increase in cash used in trade working capital and a $29 million increase in pension and postretirement benefit plan contributions made during the six months ended June 30, 2014 compared to the same period in 2013 due to lump-sum buyout payments related to the elimination of benefits for certain participants under a US postretirement health care plan. The increase in cash used in trade working capital is primarily due to the increase in trade receivables due to higher net sales for the three months ended June 30, 2014.
Trade working capital is calculated as follows:

	As of June 30, 2014	As of December 31, 2013	As of June 30, 2013	As of December 31, 2012
	(unaudited)
	(In $ millions)
Trade receivables, net	1,045	867	929	827
Inventories	816	804	738	711
Trade payables - third party and affiliates	(839)	(799)	(716)	(649)
Trade working capital	1,022	872	951	889

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $106 million to $283 million for the six months ended June 30, 2014 compared to $177 million for the same period in 2013. During the six months ended June 30, 2014, capital expenditures relating to Fairway amounted to $143 million, $122 million higher than in the same period in 2013. Cash outflows for capital expenditures, excluding capital expenditures relating to Fairway, were $130 million for the six months ended June 30, 2014, $2 million higher than during the same period in 2013 and are primarily related to capacity expansions, major investments to reduce future operating costs, improve plant reliability and environmental and health and safety initiatives.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $1 million from a net cash outflow of $49 million for the six months ended June 30, 2013 to a net cash outflow of $50 million for the six months ended June 30, 2014. The change in cash used in financing activities is primarily due to a $148 million contribution received from Mitsui during the six months ended June 30, 2014 in exchange for ownership in Fairway. This cash inflow was offset by an increase in stock repurchase transactions of $97 million, higher Series A Common Stock dividends of $41 million and a net increase in net repayments on short-term borrowings and short-term debt of $9 million. We increased our Series A Common Stock quarterly cash dividend rate from $0.09 per share as of June 30, 2013 to $0.25 per share as of June 30, 2014.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2013 Form 10-K other than those disclosed in Note 10 - Debt in the accompanying unaudited interim consolidated financial statements.

Share Capital
There have been no material changes to our share capital described in our 2013 Form 10-K other than those disclosed in Note 13 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2014, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2013 Form 10-K other than those disclosed in Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended June 30, 2014:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
April 1-30, 2014	1,554	(1)	$59.48	—	$347,000,000
May 1-31, 2014	834,923		$59.87	834,923	$297,000,000
June 1-30, 2014	—		$—	—	$297,000,000
Total	836,477			834,923
______________________________

(1)	Represents shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
February 2014	172
As of June 30, 2014	1,065
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, effective as of October 23, 2008 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-K filed with the SEC on July 19, 2013).

10.1*‡	Form of 2014 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

10.2*‡	Agreement and General Release, dated May 6, 2014, between Celanese Corporation and Steven M. Sterin.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

‡	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	July 18, 2014

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Senior Vice President, Finance and
Interim Chief Financial Officer

	Date:	July 18, 2014