Form 10-Q
period 2014-09-30
Celanese Corp
filed 2014-10-21
CIK 1306830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of October 16, 2014 was 153,632,466.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2014

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In $ millions, except share and per share data)
Net sales	1,769	1,636	5,243	4,894
Cost of sales	(1,333)	(1,290)	(4,021)	(3,896)
Gross profit	436	346	1,222	998
Selling, general and administrative expenses	(118)	(97)	(341)	(316)
Amortization of intangible assets	(5)	(6)	(16)	(26)
Research and development expenses	(22)	(24)	(68)	(73)
Other (charges) gains, net	20	(4)	21	(11)
Foreign exchange gain (loss), net	1	(2)	(1)	(5)
Gain (loss) on disposition of businesses and assets, net	(2)	(2)	(5)	(3)
Operating profit (loss)	310	211	812	564
Equity in net earnings (loss) of affiliates	52	41	193	150
Interest expense	(41)	(43)	(120)	(130)
Refinancing expense	(4)	(1)	(4)	(1)
Interest income	3	—	5	1
Dividend income - cost investments	29	22	87	69
Other income (expense), net	(2)	(2)	(1)	1
Earnings (loss) from continuing operations before tax	347	228	972	654
Income tax (provision) benefit	(90)	(57)	(262)	(209)
Earnings (loss) from continuing operations	257	171	710	445
Earnings (loss) from operation of discontinued operations	(7)	1	(8)	3
Gain (loss) on disposition of discontinued operations	—	—	—	—
Income tax (provision) benefit from discontinued operations	2	—	3	(1)
Earnings (loss) from discontinued operations	(5)	1	(5)	2
Net earnings (loss)	252	172	705	447
Net (earnings) loss attributable to noncontrolling interests	1	—	3	—
Net earnings (loss) attributable to Celanese Corporation	253	172	708	447
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	258	171	713	445
Earnings (loss) from discontinued operations	(5)	1	(5)	2
Net earnings (loss)	253	172	708	447
Earnings (loss) per common share - basic
Continuing operations	1.67	1.08	4.58	2.80
Discontinued operations	(0.03)	0.01	(0.03)	0.01
Net earnings (loss) - basic	1.64	1.09	4.55	2.81
Earnings (loss) per common share - diluted
Continuing operations	1.66	1.07	4.56	2.79
Discontinued operations	(0.03)	0.01	(0.03)	0.01
Net earnings (loss) - diluted	1.63	1.08	4.53	2.80
Weighted average shares - basic	154,427,554	158,501,075	155,552,777	159,282,314
Weighted average shares - diluted	155,174,528	159,095,531	156,325,511	159,846,593

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In $ millions)
Net earnings (loss)	252	172	705	447
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	1	—	1
Foreign currency translation	(124)	42	(141)	37
Gain (loss) from cash flow hedges	(5)	1	(11)	4
Pension and postretirement benefits	(8)	—	(34)	—
Total other comprehensive income (loss), net of tax	(137)	44	(186)	42
Total comprehensive income (loss), net of tax	115	216	519	489
Comprehensive (income) loss attributable to noncontrolling interests	1	—	3	—
Comprehensive income (loss) attributable to Celanese Corporation	116	216	522	489

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2014	As of December 31, 2013
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2014: $6)	1,510	984
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2014: $9; 2013: $9)	1,016	867
Non-trade receivables, net	200	343
Inventories	771	804
Deferred income taxes	111	115
Marketable securities, at fair value	36	41
Other assets	43	28
Total current assets	3,687	3,182
Investments in affiliates	857	841
Property, plant and equipment (net of accumulated depreciation - 2014: $1,785; 2013: $1,672; variable interest entity restricted - 2014: $388)	3,618	3,425
Deferred income taxes	296	289
Other assets (variable interest entity restricted - 2014: $24)	365	341
Goodwill	756	798
Intangible assets (net of accumulated amortization - 2014: $567; 2013: $588)	131	142
Total assets	9,710	9,018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	765	177
Trade payables - third party and affiliates	816	799
Other liabilities	483	541
Deferred income taxes	10	10
Income taxes payable	115	18
Total current liabilities	2,189	1,545
Long-term debt	2,639	2,887
Deferred income taxes	225	225
Uncertain tax positions	150	200
Benefit obligations	1,077	1,175
Other liabilities	295	287
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2014 and 2013: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2014: 166,075,904 issued and 153,632,466 outstanding; 2013: 165,867,965 issued and 156,939,828 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2014 and 2013: 0 issued and outstanding)	—	—
Treasury stock, at cost (2014: 12,443,438 shares; 2013: 8,928,137 shares)	(562)	(361)
Additional paid-in capital	83	53
Retained earnings	3,613	3,011
Accumulated other comprehensive income (loss), net	(190)	(4)
Total Celanese Corporation stockholders' equity	2,944	2,699
Noncontrolling interests	191	—
Total equity	3,135	2,699
Total liabilities and equity	9,710	9,018

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Nine Months Ended September 30, 2014
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	156,939,828	—
Stock option exercises	177,499	—
Purchases of treasury stock	(3,515,301)	—
Stock awards	30,440	—
Balance as of the end of the period	153,632,466	—
Treasury Stock
Balance as of the beginning of the period	8,928,137	(361)
Purchases of treasury stock, including related fees	3,515,301	(201)
Balance as of the end of the period	12,443,438	(562)
Additional Paid-In Capital
Balance as of the beginning of the period		53
Stock-based compensation, net of tax		26
Stock option exercises, net of tax		4
Balance as of the end of the period		83
Retained Earnings
Balance as of the beginning of the period		3,011
Net earnings (loss) attributable to Celanese Corporation		708
Series A common stock dividends		(106)
Balance as of the end of the period		3,613
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(4)
Other comprehensive income (loss), net of tax		(186)
Balance as of the end of the period		(190)
Total Celanese Corporation stockholders' equity		2,944
Noncontrolling Interests
Balance as of the beginning of the period		—
Net earnings (loss) attributable to noncontrolling interests		(3)
Contributions from noncontrolling interests		194
Balance as of the end of the period		191
Total equity		3,135

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(In $ millions)
Operating Activities
Net earnings (loss)	705	447
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	—	2
Depreciation, amortization and accretion	226	238
Pension and postretirement net periodic benefit cost	(85)	(16)
Pension and postretirement contributions	(83)	(49)
Deferred income taxes, net	(8)	7
(Gain) loss on disposition of businesses and assets, net	5	2
Stock-based compensation	26	18
Undistributed earnings in unconsolidated affiliates	(51)	(47)
Other, net	15	7
Operating cash provided by (used in) discontinued operations	5	(5)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(175)	(113)
Inventories	7	(34)
Other assets	22	(82)
Trade payables - third party and affiliates	45	100
Other liabilities	142	133
Net cash provided by (used in) operating activities	796	608
Investing Activities
Capital expenditures on property, plant and equipment	(189)	(199)
Proceeds from sale of businesses and assets, net	—	13
Capital expenditures related to Kelsterbach plant relocation	—	(6)
Capital expenditures related to Fairway Methanol LLC	(275)	(60)
Other, net	(13)	(38)
Net cash provided by (used in) investing activities	(477)	(290)
Financing Activities
Short-term borrowings (repayments), net	12	(12)
Proceeds from short-term debt	47	154
Repayments of short-term debt	(70)	(51)
Proceeds from long-term debt	387	74
Repayments of long-term debt	(19)	(192)
Purchases of treasury stock, including related fees	(201)	(102)
Stock option exercises	4	3
Series A common stock dividends	(106)	(55)
Contributions from noncontrolling interests	194	—
Other, net	(11)	(2)
Net cash provided by (used in) financing activities	237	(183)
Exchange rate effects on cash and cash equivalents	(30)	6
Net increase (decrease) in cash and cash equivalents	526	141
Cash and cash equivalents as of beginning of period	984	959
Cash and cash equivalents as of end of period	1,510	1,100

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company and Basis of Presentation
Description of the Company
Celanese Corporation and its subsidiaries (collectively, the "Company") is a global technology and specialty materials company. The Company's business involves processing chemical raw materials, such as methanol, carbon monoxide and ethylene, and natural products, including wood pulp, into value-added chemicals, thermoplastic polymers and other chemical-based products.
Definitions
In this Quarterly Report on Form 10-Q ("Quarterly Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term "Celanese US" refers to the Company's subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP may have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2013, filed on February 7, 2014 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.
In the ordinary course of business, the Company enters into contracts and agreements relative to a number of topics, including acquisitions, dispositions, joint ventures, supply agreements, product sales and other arrangements. The Company endeavors to describe those contracts or agreements that are material to its business, results of operations or financial position. The Company may also describe some arrangements that are not material but in which the Company believes investors may have an interest or which may have been included in a Form 8-K filing. Investors should not assume the Company has described all contracts and agreements relative to the Company's business in this Quarterly Report.
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
Goodwill and Other Intangible Assets
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2014 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or by utilizing the relief from royalty method under the income approach annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2014 as the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying assets by a substantial margin.
The Company's trademarks and trade names have an indefinite life. For the nine months ended September 30, 2014, the Company did not renew or extend any intangible assets.
2. Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements. This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statement disclosures.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the potential impact of adopting this ASU on its financial statements and related disclosures.
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
Exit costs related to the closure of the Company's Roussillon acetic anhydride operations and Tarragona VAM operations are included in Other (charges) gains, net in the unaudited interim consolidated statements of operations (Note 13).
4. Ventures and Variable Interest Entities
Ventures
The Company's equity method investment, InfraServ GmbH & Co. Hoechst KG, is owned primarily by an entity included in Other Activities. The Company's Consumer Specialties and Acetyl Intermediates segments also each hold an ownership percentage. During the three months ended June 30, 2014, InfraServ GmbH & Co. Hoechst KG restructured the debt of a subsidiary resulting in additional equity in net earnings of affiliates of $29 million attributable to Other Activities and $6 million and $13 million attributable to the Company's Consumer Specialties and Acetyl Intermediates segments, respectively (Note 18).
Consolidated Variable Interest Entities
On February 4, 2014, the Company and Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui") formed a 50%-owned joint venture, Fairway Methanol LLC ("Fairway"), for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at the Company's Clear Lake facility. Both Mitsui and the Company will supply their own natural gas to Fairway in exchange for methanol tolling under a cost-plus off-take arrangement. The planned methanol facility will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015. In exchange for ownership in the venture, the Company contributed net cash of $6 million and pre-formation costs, including costs for long lead time materials, of $103 million of which $70 million was subject to reimbursement from Mitsui should the venture not form and was included in Non-trade receivables at December 31, 2013. Upon consolidation of the venture, the non-trade receivable was settled. Mitsui contributed cash in exchange for ownership in the venture.
The Company determined that Fairway is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Under the terms of the joint venture agreements, the Company provides site services and day-to-day operations for the methanol facility. In addition, the joint venture agreements provide that the Company indemnifies Mitsui for environmental obligations that exceed a specified threshold, as well as an equity option between the partners. Accordingly, the Company consolidates the venture and records a noncontrolling interest for the share of the venture owned by Mitsui. Fairway is included in the Company's Acetyl Intermediates segment.

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheet are as follows:

As of September 30, 2014
(In $ millions)
Cash and cash equivalents	6
Property, plant and equipment	388
Other assets(1)	24
Total assets(2)	418

Current liabilities	37
Total liabilities(3)	37
______________________________

(1)	Includes prepaid intangible assets with a weighted average amortization period of 28 years.

(2)	Assets can only be used to settle the obligations of Fairway.

(3)	Represents amounts owed by Fairway for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of September 30, 2014 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Property, plant and equipment, net	101	111

Trade payables	45	56
Current installments of long-term debt	9	8
Long-term debt	128	136
Total liabilities	182	200

Maximum exposure to loss	300	318
The difference between the total liabilities associated with obligations to unconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 17).

5. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 10).
The amortized cost, gross unrealized gain, gross unrealized loss and fair values for available-for-sale securities by major security type are as follows:

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Mutual Funds
Amortized cost	36	41
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	36	41
See Note 16 - Fair Value Measurements for additional information regarding the fair value of the Company's marketable securities.
6. Inventories

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Finished goods	570	571
Work-in-process	49	59
Raw materials and supplies	152	174
Total	771	804
7. Current Other Liabilities

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Asset retirement obligations	8	29
Current portion of benefit obligations	46	78
Customer rebates	45	48
Derivatives (Note 15)	11	12
Environmental (Note 11)	20	30
Insurance	12	14
Interest	31	24
Restructuring (Note 13)	29	60
Salaries and benefits	122	96
Sales and use tax/foreign withholding tax payable	14	12
Uncertain tax positions	58	64
Other	87	74
Total	483	541

8. Noncurrent Other Liabilities

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Asset retirement obligations	26	18
Deferred proceeds	48	53
Deferred revenue	24	28
Derivatives (Note 15)	13	3
Environmental (Note 11)	71	67
Income taxes payable	20	20
Insurance	50	50
Restructuring (Note 13)	—	2
Other	43	46
Total	295	287
9. Debt

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	625	24
Short-term borrowings, including amounts due to affiliates(1)	105	103
Accounts receivable securitization facility(2)	35	50
Total	765	177
______________________________

(1)	The weighted average interest rate was 3.9% and 4.4% as of September 30, 2014 and December 31, 2013, respectively.

(2)	The weighted average interest rate was 0.7% as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016	35	978
Senior credit facilities - Term C-3 loan due 2018	914	—
Senior unsecured notes due 2018, interest rate of 6.625%	600	600
Senior unsecured notes due 2019, interest rate of 3.250%	378	—
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	169
Obligations under capital leases due at various dates through 2054	268	264
Subtotal	3,264	2,911
Current installments of long-term debt	(625)	(24)
Total	2,639	2,887

Senior Notes
On September 24, 2014, Celanese US completed an offering of €300 million in principal amount of 3.250% senior unsecured notes due 2019 ("3.250% Notes") in a public offering registered under the Securities Act of 1933, as amended ("Securities Act"). In connection with the 3.250% Notes offering, the Company recorded deferred financing costs of $6 million during the three months ended September 30, 2014, which are being amortized over the term of the 3.250% Notes. Deferred financing costs are included in noncurrent Other assets in the unaudited consolidated balance sheets.
The 3.250% Notes were issued under a base indenture dated May 6, 2011 and a third supplemental indenture dated September 24, 2014 ("Third Supplemental Indenture") among Celanese US, Celanese, each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities ("Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee. Celanese US will pay interest on the 3.250% Notes on April 15 and October 15 of each year commencing on April 15, 2015. Prior to October 15, 2019, Celanese US may redeem some or all of the 3.250% Notes at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the Third Supplemental Indenture, plus accrued and unpaid interest, if any, to the redemption date.
On September 15, 2014, Celanese US issued an irrevocable notice of redemption of the $600 million principal amount of 6.625% senior unsecured notes due 2018 registered under the Securities Act ("6.625% Notes") under the terms of the indenture dated September 24, 2010. On October 15, 2014, Celanese US redeemed the 6.625% Notes at a redemption price of 103.313% of the face amount for a total principal and premium payment of $620 million plus accrued interest of $20 million. Proceeds from the issuance of the 3.250% Notes were used to partially fund the redemption of the 6.625% Notes, as well as cash on hand. The Company will accelerate amortization of deferred financing costs of $5 million, which will be included in Refinancing expense in the unaudited interim consolidated statements of operations during the three months ended December 31, 2014. The 6.625% Notes are included in Short-term borrowings and current installments of long-term debt - third party and affiliates in the unaudited consolidated balance sheet as of September 30, 2014.
In November 2012, Celanese US completed an offering of $500 million in principal amount of 4.625% senior unsecured notes due 2022 ("4.625% Notes") in a public offering registered under the Securities Act.
In May 2011, Celanese US completed an offering of $400 million in principal amount of 5.875% senior unsecured notes due 2021 ("5.875% Notes" and, together with the 6.625% Notes, the 4.625% Notes and the 3.250% Notes, collectively the "Senior Notes") in a public offering registered under the Securities Act.
The Senior Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The Senior Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors. The indentures under which the Senior Notes were issued contain covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses.
Senior Credit Facilities
On September 24, 2014, Celanese US, Celanese and the Subsidiary Guarantors entered into an amendment agreement with the lenders under Celanese US's existing senior secured credit facilities in order to amend and restate the amended credit agreement dated September 16, 2013 (as amended and restated by the 2014 amendment agreement, the "Amended Credit Agreement"). Under the Amended Credit Agreement, all of the US dollar-denominated Term C-2 term loans and all but €28 million of the Euro-denominated Term C-2 term loans under the 2013 amended credit agreement were converted into, or refinanced by, the Term C-3 loan facility with an extended maturity date of October 2018. The non-extended portions of the Term C-2 loan facility continue to have a maturity date of October 2016. In addition, the maturity date of the Company's revolving credit facility was extended to October 2018 and the facility was increased to $900 million. Accordingly, the Amended Credit Agreement consists of the Term C-2 loan facility, the Term C-3 loan facility and a $900 million revolving credit facility.
As a result of the Amended Credit Agreement, the Company recorded $4 million of Refinancing expense in the unaudited interim consolidated statements of operations during the three months ended September 30, 2014, which includes accelerated amortization of deferred financing costs and other refinancing expenses. In addition, the Company recorded deferred financing costs of $4 million during the three months ended September 30, 2014, which are being amortized over the term of the Term C-3 loans and revolving credit facility.
As of September 30, 2014, the margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR") and the margin for borrowings under the Term C-3 loan facility was 2.25% above LIBOR (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable. As of September 30, 2014, the margin for borrowings under the revolving credit facility was 1.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the corporate credit ratings of Celanese or Celanese US.
Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. In addition, the Company pays quarterly commitment fees on the unused portions of the revolving credit facility of 0.25% per annum.
The Amended Credit Agreement is guaranteed by Celanese and certain domestic subsidiaries of Celanese US and is secured by a lien on substantially all assets of Celanese US and such guarantors, subject to certain agreed exceptions (including for certain real property and certain shares of foreign subsidiaries), pursuant to the Guarantee and Collateral Agreement dated April 2, 2007.
As a condition to borrowing funds or requesting letters of credit be issued under the revolving credit facility, the Company's first lien senior secured leverage ratio (as calculated as of the last day of the most recent fiscal quarter for which financial statements have been delivered under the revolving facility) cannot exceed the threshold as specified below. Further, the Company's first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.
The Company's amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of September 30, 2014
Maximum	Estimate	Estimate, If Fully Drawn
3.90	0.67	1.27
The Amended Credit Agreement contains covenants including, but not limited to, restrictions on the Company's ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses.
The Amended Credit Agreement also maintains a number of events of default, including a cross default to other debt of Celanese, Celanese US, or their subsidiaries, including the Senior Notes, in an aggregate amount equal to more than $50 million and the occurrence of a change of control. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations under the Amended Credit Agreement.
The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2014.
Accounts Receivable Securitization Facility
In August 2013, the Company entered into a $135 million US accounts receivable securitization facility pursuant to (i) a Purchase and Sale Agreement ("Sale Agreement") among certain US subsidiaries of the Company (each an "Originator"), Celanese International Corporation ("CIC") and CE Receivables LLC, a wholly-owned, "bankruptcy remote" special purpose subsidiary of an Originator ("Transferor") and (ii) a Receivables Purchase Agreement ("Purchase Agreement"), among CIC, as servicer, the Transferor, various third-party purchasers (collectively, "Purchasers") and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator ("Administrator").
As of September 30, 2014, the borrowing base was $135 million. The Purchase Agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. All of the Transferor's assets have been pledged to the Administrator in support of its obligations under the Purchase Agreement. During the nine months ended September 30, 2014, the Company repaid $15 million of borrowings outstanding under the accounts receivable securitization facility using cash on hand. As of September 30, 2014, the outstanding amount of accounts receivable transferred by the Originators to the Transferor was $239 million.

The Company's balances available for borrowing are as follows:

As of September 30, 2014
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	900
Accounts Receivable Securitization Facility
Borrowings outstanding	35
Letters of credit issued	79
Available for borrowing	21
10. Benefit Obligations
In November 2013, the Company announced it would amend its US postretirement health care plan to (a) eliminate eligibility for all current and future US non-union employees; (b) terminate its US postretirement health care plan on December 31, 2014 for all US participants; and (c) offer certain eligible US participants a lump-sum buyout payment if they irrevocably waive all future benefits under the US postretirement health care plan and end their participation before December 31, 2014. These actions generated a prior service credit of $92 million, which is included in Pension and postretirement benefits within Accumulated other comprehensive income (loss), net in the unaudited consolidated balance sheets.
Effective March 27, 2014, the Company eliminated eligibility for all current and future union employees at the Company's Narrows, Virginia facility in its US postretirement health care plan. These actions generated a prior service credit of $5 million, which is included in Pension and postretirement benefits within Accumulated other comprehensive income (loss), net in the unaudited consolidated balance sheets.
The prior service credits attributable to the Company's US postretirement health care plan are being amortized ratably into the consolidated statements of operations through December 31, 2014. The Company recognized $21 million and $62 million of prior service credit amortization during the three and nine months ended September 30, 2014, respectively, and made $1 million and $32 million in lump-sum buyout payments during the three and nine months ended September 30, 2014, respectively.
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)				(In $ millions)
Service cost	3	—	9	—	9	1	26	2
Interest cost	41	1	39	3	126	3	116	8
Expected return on plan assets	(54)	—	(57)	—	(162)	—	(169)	—
Amortization of prior service cost (credit), net	—	(21)	—	—	—	(62)	1	—
Total	(10)	(20)	(9)	3	(27)	(58)	(26)	10

Benefit obligation funding is as follows:

	As of September 30, 2014	Total Expected 2014
	(In $ millions)
Cash contributions to defined benefit pension plans	24	47
Benefit payments to nonqualified pension plans	17	22
Benefit payments to other postretirement benefit plans	42	54
The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
The Company participates in a multiemployer defined benefit plan in Germany covering certain employees. The Company's contributions to the multiemployer defined benefit plan are based on specified percentages of employee contributions and totaled $5 million for the nine months ended September 30, 2014.
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
The components of environmental remediation reserves are as follows:

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Demerger obligations (Note 17)	27	27
Divestiture obligations (Note 17)	22	21
Active sites	27	32
US Superfund sites	12	13
Other environmental remediation reserves	3	4
Total	91	97
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
As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party's percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.
One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") in the lower 17-mile stretch of the Passaic River in order to identify the levels of contaminants and potential cleanup actions. The parties are still working on the RI/FS with a goal to complete it in 2015. On April 11, 2014, the EPA issued its proposed evaluation of remediation alternatives for the lower 8-mile stretch of the Passaic River. The EPA estimates the cost for the various alternatives will range from $365 million to $3.2 billion. The EPA's preferred plan would involve dredging the Passaic River bank to bank and installing an engineered cap at an estimated cost of $1.7 billion.
The parties involved have submitted comments to the EPA challenging the science, scope, necessity and viability of the EPA's proposed plan as the EPA's preferred remedy for the lower 8-mile stretch is inconsistent with the remedy being developed in the RI/FS for the full 17-mile stretch of the river. The EPA will evaluate all the input and is expected to issue a final decision concerning the lower 8-mile stretch of the river in 2015. Any subsequent order from the EPA requiring clean-up actions could be judicially challenged.
As the cost of the final remedy remains uncertain and the Company has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River, the Company cannot reliably estimate its portion of the final costs for this matter at this time. The Company is vigorously defending these and all related matters and believes its ultimate allocable share of the cleanup costs will not be material.
Environmental Proceedings
In January 2013, following self-disclosures by the Company, the Company's Meredosia, Illinois site received a Notice of Violation/Finding of Violation from the EPA Region 5 alleging Clean Air Act violations. On September 22, 2014, the Company and the EPA entered into an administrative settlement agreement, which included a penalty payment of $380,000 and funding of $175,000 for a specific supplemental environmental project. The Meredosia, Illinois site is included in the Company's Industrial Specialties segment.
12. Stockholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Series A Common Stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the Company's Amended Credit Agreement and the Senior Notes.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2013	20	0.09	0.36	May 2013
July 2013	100	0.18	0.72	August 2013
April 2014	39	0.25	1.00	May 2014

Treasury Stock
The Company's Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
February 2014	172
As of September 30, 2014	1,065
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Nine Months Ended September 30,			Total From February 2008 Through September 30, 2014
	2014	2013
Shares repurchased	3,515,301	2,096,320	(1)	19,844,008	(2)
Average purchase price per share	$57.19	$48.58		$43.64
Amount spent on repurchased shares (in millions)	$201	$102		$866
______________________________

(1)
Excludes 6,021 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance. Accordingly, the shares withheld are treated as treasury shares.

(2)
Excludes 11,844 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance. Accordingly, the shares withheld are treated as treasury shares.

The purchase of treasury stock reduces the number of shares outstanding, and the repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	1	(1)	—	1
Foreign currency translation	(127)	3	(124)	44		(2)	42
Gain (loss) from cash flow hedges	(8)	3	(5)	2	(2)	(1)	1
Pension and postretirement benefits	(16)	8	(8)	—		—	—
Total	(151)	14	(137)	47		(3)	44
______________________________

(1)	Amount includes $1 million of unrealized gains related to the Company's equity method investments.

(2)	Amount includes $1 million of gains associated with the Company's equity method investments.

	Nine Months Ended September 30,
	2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	1	(1)	—	1
Foreign currency translation	(142)	1	(141)	41		(4)	37
Gain (loss) from cash flow hedges	(11)	—	(11)	7		(3)	4
Pension and postretirement benefits	(57)	23	(34)	—	(2)	—	—
Total	(210)	24	(186)	49		(7)	42
______________________________

(1)	Amount includes $1 million of unrealized gains related to the Company's equity method investments.

(2)	Amount includes amortization of actuarial gains of $1 million related to the Company's equity method investments.
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 5)	Foreign Currency Translation	Gain (Loss) from Cash Flow Hedges (Note 15)	Pension and Postretire- ment Benefits (Note 10)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2013	—	(3)	(44)	43	(4)
Other comprehensive income before reclassifications	—	(142)	(14)	—	(156)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3	(57)	(54)
Income tax (provision) benefit	—	1	—	23	24
As of September 30, 2014	—	(144)	(55)	9	(190)
13. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In $ millions)
Employee termination benefits	(3)	—	(6)	(3)
Kelsterbach plant relocation	—	(2)	—	(6)
Asset impairments	—	(2)	—	(2)
Plant/office closures	1	—	2	—
Commercial disputes	21	—	21	—
Other	1	—	4	—
Total	20	(4)	21	(11)
2014
During the three months ended September 30, 2014, the Company received consideration of $6 million in connection with the settlement of a claim against a bankrupt supplier. The resolution of this commercial dispute is included in the Acetyl Intermediates segment. In addition, the Company recovered $15 million from an arbitration award against a former utility operator at its cellulose derivatives manufacturing facility in Narrows, Virginia, which is included in the Consumer Specialties segment.

During the nine months ended September 30, 2014 the Company recorded a $3 million adjustment to its initial estimate for asset retirement obligations related to the closure of its acetic anhydride facility in Roussillon, France and its VAM facility in Tarragona, Spain (Note 3). Also, during the nine months ended September 30, 2014, the Company recorded $4 million of employee termination benefits related to the closure of its acetic anhydride facility in Roussillon, France and its VAM facility in Tarragona, Spain (Note 3).
2013
During the nine months ended September 30, 2013, the Company recorded $3 million of employee termination benefits related to a business optimization project which is included in the Company's Industrial Specialties and Acetyl Intermediates segments. In addition, during the nine months ended September 30, 2013, the Company recorded $6 million of costs related to the relocation of the Company's polyacetal ("POM") operations from Kelsterbach, Germany to Frankfurt Hoechst Industrial Park, Germany, which is included in the Company's Advanced Engineered Materials segment.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates		Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2013	4	3	2	16		4	29
Additions	1	—	1	4		—	6
Cash payments	(1)	(1)	(2)	(13)		(1)	(18)
Other changes		—	—	—		—	—
Exchange rate changes	—	—	—	—		—	—
As of September 30, 2014	4	2	1	7		3	17
Plant/Office Closures
As of December 31, 2013	—	—	—	33		—	33
Additions	—	—	—	—		—	—
Cash payments	—	—	—	(7)		—	(7)
Other changes	—	—	—	(12)	(1)	—	(12)
Exchange rate changes	—	—	—	(2)		—	(2)
As of September 30, 2014	—	—	—	12		—	12
Total	4	2	1	19		3	29
______________________________

(1)	Includes a $10 million non-cash reduction to take-or-pay contract termination penalties resulting from the closure of the Company's VAM facility in Tarragona, Spain (Note 3).
14. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In percentages)
Effective income tax rate	26	25	27	32
The effective income tax rate for the three months ended September 30, 2014 was comparable to the rate for the three months ended September 30, 2013. The decrease in the effective income tax rate for the nine months ended September 30, 2014 was primarily due to decreased earnings in high income tax jurisdictions combined with decreases in losses in jurisdictions without income tax benefit.
For the nine months ended September 30, 2014, the Company's uncertain tax positions decreased $55 million primarily as a result of a $42 million decrease for the reclassification of uncertain tax positions for net operating loss carryforwards in certain jurisdictions to deferred income tax assets in accordance with ASU 2013-11, Presentation of Unrecognized Tax Benefit When a

Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which was effective January 1, 2014, and a decrease of $16 million due to exchange rate changes.
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
15. Derivative Financial Instruments
Interest Rate Risk Management
To reduce the interest rate risk inherent in the Company's variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of its variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges and fix the LIBOR portion of the Company's US-dollar denominated variable rate borrowings (Note 9). Accordingly, to the extent the cash flow hedge is effective, changes in the fair value of interest rate swaps are included in Gain (loss) from cash flow hedges within Accumulated other comprehensive income (loss), net in the unaudited consolidated balance sheets. Hedge accounting is discontinued when the interest rate swap is no longer effective in offsetting cash flows attributable to the hedged risk, the interest rate swap expires or the cash flow hedge is dedesignated because it is probable that the forecasted transaction will not occur according to the original strategy. When a cash flow hedge is dedesignated, any related amounts previously included in Accumulated other comprehensive income (loss), net would be reclassified to earnings immediately.
US-dollar interest rate swap derivative arrangements are as follows:

As of September 30, 2014
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
Foreign Exchange Risk Management
Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company also is exposed to foreign currency fluctuations on transactions with third-party entities as well as intercompany transactions. The Company minimizes its exposure to foreign currency fluctuations by entering into foreign currency forwards and swaps. These foreign currency forwards and swaps are not designated as hedges. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are included in Other income (expense), net in the unaudited interim consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are included in Foreign exchange gain (loss), net in the unaudited interim consolidated statements of operations.

Gross notional values of the foreign currency forwards and swaps are as follows:

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Total	608	869
The Company uses non-derivative financial instruments that may give rise to foreign currency transaction gains or losses to hedge the foreign currency exposure of net investments in foreign operations. During the three months ended September 30, 2014, the Company designated the €300 million of the principal amount of its 3.250% Notes as a net investment hedge of its investment in a wholly-owned international subsidiary whose functional currency is the Euro to mitigate the volatility caused by the changes in foreign currency exchange rates of the Euro with respect to the US dollar. Accordingly, the effective portion of gains and losses from remeasurement of the 3.250% Notes is included in foreign currency translation within Accumulated other comprehensive income (loss), net in the unaudited consolidated balance sheets. Gains and losses are reclassified to earnings in the period the hedged investment is sold or liquidated.
The Company uses cross-currency swap contracts to hedge its exposure to foreign currency exchange rate risk associated with certain intercompany loans. Under the terms of the contracts, the Company makes interest payments in Euros and receives interest in US dollars based on a notional amount at fixed rates over the life of the contracts. In addition, the Company pays Euros to and receives US dollars from the counterparty on the notional amount at the maturity of the contract. The terms of the contracts correspond to the related hedged intercompany loans. The cross-currency swap contracts have been designated as cash flow hedges. Accordingly, the effective portion of the unrealized gains and losses on the contracts is included in gain (loss) from cash flow hedges within Accumulated other comprehensive income (loss), net in the unaudited consolidated balance sheets. Gains and losses are reclassified to earnings over the period that the hedged loans affect earnings. The Euro notional values are marked-to-market based on the current spot rate and gains and losses are included in Other income (expense), net in the unaudited interim consolidated statements of operations.
The cross-currency swap agreements are as follows:

As of September 30, 2014
Notional Value		Effective Date	Expiration Date	Fixed Rate
(In millions)				(In percentages)
$250	(1)	September 11, 2014	September 11, 2020	4.27
€193	(2)	September 11, 2014	September 11, 2020	2.63
$225	(1)	April 17, 2014	April 17, 2019	3.62
€162	(2)	April 17, 2014	April 17, 2019	2.77
______________________________

(1)	Represents the notional amount due from the counterparty at the maturity of the contract.

(2)	Represents the notional amount due to the counterparty at the maturity of the contract.
Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The Company manages its exposure to commodity risk primarily through the use of long-term supply agreements, multi-year purchasing and sales agreements and forward purchase contracts. The Company regularly assesses its practice of using forward purchase contracts and other raw material hedging instruments in accordance with changes in economic conditions. Forward purchases and swap contracts for raw materials are principally settled through physical delivery of the commodity. For qualifying contracts, the Company has elected to apply the normal purchases and normal sales exception based on the probability at the inception and throughout the term of the contract that the Company would not net settle and the transaction would result in the physical delivery of the commodity. Accordingly, realized gains and losses on these contracts are included in the cost of the commodity upon the settlement of the contract.

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Three Months Ended September 30,
	2014				2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	—		(1)	(2)	(2)	(5)	(3)	(2)
Cross-currency swaps	(9)	(1)	25	(3)	—		—
Total	(9)		24		(2)		(3)

Designated as a Net Investment Hedge
3.250% Notes	9		—		—		—
Not Designated as Hedges
Foreign currency forwards and swaps	—		(4)	(4)	—		(10)	(4)
______________________________

(1)	Excludes $3 million of tax benefit recognized in Other comprehensive income (loss).

(2)	Reclassified from Accumulated other comprehensive income (loss), net to Interest income (expense) in the unaudited interim consolidated statements of operations.

(3)	Included in Other income (expense), net for non-operating activity or Interest income (expense) for coupon interest in the unaudited interim consolidated statements of operations.

(4)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

(5)	Excludes $1 million of gains associated with the Company's equity method investments' derivative activity and $1 million of tax expense recognized in Other comprehensive income (loss).

	Nine Months Ended September 30,
	2014				2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)		Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	(1)	(1)	(3)	(3)	(1)	(6)	(8)	(3)
Cross-currency swaps	(13)	(2)	28	(4)	—		—
Total	(14)		25		(1)		(8)

Designated as a Net Investment Hedge
3.250% Notes	9		—		—		—
Not Designated as Hedges
Foreign currency forwards and swaps	—		(9)	(5)	—		(14)	(5)
______________________________

(1)	Excludes $4 million of tax expense recognized in Other comprehensive income (loss).

(2)	Excludes $4 million of tax benefit recognized in Other comprehensive income (loss).

(3)	Reclassified from Accumulated other comprehensive income (loss), net to Interest income (expense) in the unaudited interim consolidated statements of operations.

(4)	Included in Other income (expense), net for non-operating activity or Interest income (expense) for coupon interest in the unaudited interim consolidated statements of operations.

(5)	Included in Foreign exchange gain (loss), net for operating activity or Other income (expense), net for non-operating activity in the unaudited interim consolidated statements of operations.

(6)	Excludes $3 million of tax expense recognized in Other comprehensive income (loss).
See Note 16 - Fair Value Measurements for additional information regarding the fair value of the Company's derivative and non-derivative instruments.
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

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Derivative Assets
Gross amount recognized	33	1
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	33	1
Gross amount not offset in the consolidated balance sheets	5	1
Net amount	28	—

	As of September 30, 2014	As of December 31, 2013
	(In $ millions)
Derivative Liabilities
Gross amount recognized	24	16
Gross amount offset in the consolidated balance sheets	—	1
Net amount presented in the consolidated balance sheets	24	15
Gross amount not offset in the consolidated balance sheets	5	1
Net amount	19	14

16. Fair Value Measurements
The Company determines fair value based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers assumptions that market participants would use when pricing the asset or liability. Market participant assumptions are categorized by a three-tiered fair value hierarchy which prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
The three levels of inputs are defined as follows:
Level 1 - unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company
Level 2 - inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 - inputs that are unobservable in the marketplace and significant to the valuation
The Company's financial assets and liabilities are measured at fair value on a recurring basis and include securities available for sale and derivative financial instruments. Securities available for sale include mutual funds. Derivative financial instruments include interest rate swaps, cross-currency swaps and foreign currency forwards and swaps.
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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurement
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In $ millions)
As of September 30, 2014
Mutual funds	Marketable securities, at fair value	36	—	36
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	Current Other assets	—	2	2
Cross-currency swaps	Noncurrent Other assets	—	27	27
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	4	4
Total assets		36	33	69
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(4)	(4)
Interest rate swaps	Noncurrent Other liabilities	—	(1)	(1)
Cross-currency swaps	Current Other liabilities	—	(2)	(2)
Cross-currency swaps	Noncurrent Other liabilities	—	(12)	(12)
Designated as a Net Investment Hedge
3.250% Notes(1)	Long-term Debt	—	—	—
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other liabilities	—	(5)	(5)
Total liabilities		—	(24)	(24)
As of December 31, 2013
Mutual funds	Marketable securities, at fair value	41	—	41
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	Current Other assets	—	1	1
Total assets		41	1	42
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	Current Other liabilities	—	(5)	(5)
Interest rate swaps	Noncurrent Other liabilities	—	(3)	(3)
Derivatives Not Designated as Hedges
Interest rate swaps	Current Other liabilities	—	(2)	(2)
Foreign currency forwards and swaps	Current Other liabilities	—	(5)	(5)
Total liabilities		—	(15)	(15)
______________________________

(1)	Included in the unaudited consolidated balance sheets at carrying amount.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
		(In $ millions)
As of September 30, 2014
Cost investments	145	—	—	—
Insurance contracts in nonqualified trusts	57	57	—	57
Long-term debt, including current installments of long-term debt	3,264	3,028	268	3,296
As of December 31, 2013
Cost investments	145	—	—	—
Insurance contracts in nonqualified trusts	62	62	—	62
Long-term debt, including current installments of long-term debt	2,911	2,696	264	2,960
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
As of September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
17. Commitments and Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss ("Possible Loss") may not represent the ultimate loss to the Company from legal proceedings. For reasonably possible loss contingencies that may be material, the Company estimates its Possible Loss when determinable, considering that the Company could incur no loss in certain matters. Thus, the Company's exposure and ultimate losses may be higher or lower, and possibly materially so, than the Company's litigation accruals and estimates of Possible Loss. For some matters, the Company is unable, at this time, to estimate its Possible Loss that is reasonably possible of occurring. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the more difficult for the Company to estimate the Possible Loss that it is reasonably possible the Company could incur. The Company may disclose certain information related to a plaintiff's claim against the Company alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible or probable loss. Some of the Company's exposure in legal matters may be offset by applicable insurance coverage. The Company does not consider the possible availability of insurance coverage in determining the amounts of any accruals or any estimates of Possible Loss.
Commercial Actions
In June 2012, Linde Gas Singapore Pte. Ltd. ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore. In December 2013, the arbitral panel ruled that Singapore Ltd. was not required to purchase minimum quantities under the express terms of the contract but, under the circumstances in 2012, had breached its implied duty of good faith. Linde Gas was initially seeking $38 million in damages. It is now seeking damages of $68 million plus legal fees, of which the incremental amount relates to operations in 2012 and 2013 that the Company contends were not part of the liability phase of the arbitration, together with injunctive relief. A hearing on damages was held in May 2014 and a decision is expected in 2014. Based on the Company's evaluation of currently available information, the Company does not believe any Possible Loss, including any Possible Loss in excess of reserves, would have a significant adverse effect on the financial position of the Company, but could have a significant adverse effect on the results of operations or cash flows in any given period.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2014 are $67 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $132 million as of September 30, 2014. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2014, the Company had unconditional purchase obligations of $3.4 billion, which extend through 2036.
18. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended September 30, 2014
Net sales	366	291	(1)	314	937	(1)	—	(139)	1,769
Other (charges) gains, net	—	16		(1)	5		—	—	20
Operating profit (loss)	51	105		16	174		(36)	—	310
Equity in net earnings (loss) of affiliates	43	—		—	2		7	—	52
Depreciation and amortization	27	11		12	21		2	—	73
Capital expenditures	23	22		7	150		1	—	203	(2)
	Three Months Ended September 30, 2013
Net sales	346	310	(1)	299	795	(1)	—	(114)	1,636
Other (charges) gains, net	(2)	—		(1)	(1)		—	—	(4)
Operating profit (loss)	48	85		24	67		(13)	—	211
Equity in net earnings (loss) of affiliates	30	—		—	3		8	—	41
Depreciation and amortization	27	10		13	22		4	—	76
Capital expenditures	14	33		8	45		2	—	102	(3)
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include intersegment sales of $137 million and $2 million, respectively, for the three months ended September 30, 2014 and $114 million and $0 million, respectively, for the three months ended September 30, 2013.

(2)	Includes an increase in accrued capital expenditures of $12 million for the three months ended September 30, 2014.

(3)
Excludes expenditures related to the relocation of the Company's POM operations in Germany and includes a decrease in accrued capital expenditures of $8 million for the three months ended September 30, 2013.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2014
Net sales	1,128	882	(1)	959	2,679	(1)	—	(405)	5,243
Other (charges) gains, net	(1)	16		(1)	7		—	—	21
Operating profit (loss)	164	284		60	413		(109)	—	812
Equity in net earnings (loss) of affiliates	121	8		—	17		47	—	193
Depreciation and amortization	80	32		38	61		9	—	220
Capital expenditures	43	72		17	316		4	—	452	(2)
	As of September 30, 2014
Goodwill and intangibles, net	350	266		54	217		—	—	887
Total assets	2,544	1,498		951	2,488		2,229	—	9,710
	Nine Months Ended September 30, 2013
Net sales	1,027	919	(1)	882	2,412	(1)	—	(346)	4,894
Other (charges) gains, net	(6)	—		(3)	(2)		—	—	(11)
Operating profit (loss)	123	246		57	197		(59)	—	564
Equity in net earnings (loss) of affiliates	115	3		—	7		25	—	150
Depreciation and amortization	83	30		37	65		12	—	227
Capital expenditures	35	76		19	116		6	—	252	(3)
	As of December 31, 2013
Goodwill and intangibles, net	368	278		60	234		—	—	940
Total assets	2,643	1,478		1,002	2,333		1,562	—	9,018
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include intersegment sales of $403 million and $2 million, respectively, for the nine months ended September 30, 2014 and $342 million and $4 million, respectively, for the nine months ended September 30, 2013.

(2)	Includes a decrease in accrued capital expenditures of $12 million for the nine months ended September 30, 2014.

(3)
Excludes expenditures related to the relocation of the Company's POM operations in Germany and includes a decrease in accrued capital expenditures of $7 million for the nine months ended September 30, 2013.

19. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In $ millions, except share data)
Amounts Attributable to Celanese Corporation
Earnings (loss) from continuing operations	258	171	713	445
Earnings (loss) from discontinued operations	(5)	1	(5)	2
Net earnings (loss)	253	172	708	447

Weighted average shares - basic	154,427,554	158,501,075	155,552,777	159,282,314
Dilutive stock options	125,259	230,110	150,099	229,920
Dilutive restricted stock units	621,715	364,346	622,635	334,359
Weighted average shares - diluted	155,174,528	159,095,531	156,325,511	159,846,593
Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	—	38,140	—	94,631
Restricted stock units	—	—	—	—
Total	—	38,140	—	94,631
20. Consolidating Guarantor Financial Information
The Senior Notes were issued by Celanese US ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (Note 9). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flow for the nine months ended September 30, 2014 and 2013 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	749	1,340	(320)	1,769
Cost of sales	—	—	(492)	(1,133)	292	(1,333)
Gross profit	—	—	257	207	(28)	436
Selling, general and administrative expenses	—	—	(18)	(100)	—	(118)
Amortization of intangible assets	—	—	(1)	(4)	—	(5)
Research and development expenses	—	—	(12)	(10)	—	(22)
Other (charges) gains, net	—	—	21	(1)	—	20
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	1	—	(2)
Operating profit (loss)	—	—	244	94	(28)	310
Equity in net earnings (loss) of affiliates	252	291	49	40	(580)	52
Interest expense	—	(52)	(6)	(20)	37	(41)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	18	18	4	(37)	3
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	—	—	(2)	—	(2)
Earnings (loss) from continuing operations before tax	252	253	305	145	(608)	347
Income tax (provision) benefit	1	(1)	(82)	(16)	8	(90)
Earnings (loss) from continuing operations	253	252	223	129	(600)	257
Earnings (loss) from operation of discontinued operations	—	—	(7)	—	—	(7)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	2	—	—	2
Earnings (loss) from discontinued operations	—	—	(5)	—	—	(5)
Net earnings (loss)	253	252	218	129	(600)	252
Net (earnings) loss attributable to noncontrolling interests	—	—	—	1	—	1
Net earnings (loss) attributable to Celanese Corporation	253	252	218	130	(600)	253

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	709	1,250	(323)	1,636
Cost of sales	—	—	(477)	(1,136)	323	(1,290)
Gross profit	—	—	232	114	—	346
Selling, general and administrative expenses	—	—	(18)	(79)	—	(97)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(17)	(7)	—	(24)
Other (charges) gains, net	—	—	(1)	(3)	—	(4)
Foreign exchange gain (loss), net	—	—	—	(2)	—	(2)
Gain (loss) on disposition of businesses and assets, net	—	—	—	(2)	—	(2)
Operating profit (loss)	—	—	194	17	—	211
Equity in net earnings (loss) of affiliates	172	200	35	30	(396)	41
Interest expense	—	(48)	(8)	(19)	32	(43)
Refinancing expense	—	(1)	—	—	—	(1)
Interest income	—	14	17	1	(32)	—
Dividend income - cost investments	—	—	—	22	—	22
Other income (expense), net	—	—	—	(2)	—	(2)
Earnings (loss) from continuing operations before tax	172	165	238	49	(396)	228
Income tax (provision) benefit	—	7	(63)	(1)	—	(57)
Earnings (loss) from continuing operations	172	172	175	48	(396)	171
Earnings (loss) from operation of discontinued operations	—	—	1	—	—	1
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	1	—	—	1
Net earnings (loss)	172	172	176	48	(396)	172
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	172	172	176	48	(396)	172

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,135	3,997	(889)	5,243
Cost of sales	—	—	(1,454)	(3,433)	866	(4,021)
Gross profit	—	—	681	564	(23)	1,222
Selling, general and administrative expenses	—	—	(45)	(296)	—	(341)
Amortization of intangible assets	—	—	(5)	(11)	—	(16)
Research and development expenses	—	—	(38)	(30)	—	(68)
Other (charges) gains, net	—	—	21	—	—	21
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(8)	3	—	(5)
Operating profit (loss)	—	—	606	229	(23)	812
Equity in net earnings (loss) of affiliates	706	801	127	165	(1,606)	193
Interest expense	—	(147)	(18)	(60)	105	(120)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	49	53	8	(105)	5
Dividend income - cost investments	—	—	—	87	—	87
Other income (expense), net	—	—	4	(5)	—	(1)
Earnings (loss) from continuing operations before tax	706	699	772	424	(1,629)	972
Income tax (provision) benefit	2	7	(204)	(73)	6	(262)
Earnings (loss) from continuing operations	708	706	568	351	(1,623)	710
Earnings (loss) from operation of discontinued operations	—	—	(8)	—	—	(8)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	3	—	—	3
Earnings (loss) from discontinued operations	—	—	(5)	—	—	(5)
Net earnings (loss)	708	706	563	351	(1,623)	705
Net (earnings) loss attributable to noncontrolling interests	—	—	—	3	—	3
Net earnings (loss) attributable to Celanese Corporation	708	706	563	354	(1,623)	708

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,121	3,699	(926)	4,894
Cost of sales	—	—	(1,455)	(3,369)	928	(3,896)
Gross profit	—	—	666	330	2	998
Selling, general and administrative expenses	—	—	(65)	(251)	—	(316)
Amortization of intangible assets	—	—	(9)	(17)	—	(26)
Research and development expenses	—	—	(48)	(25)	—	(73)
Other (charges) gains, net	—	—	3	(10)	(4)	(11)
Foreign exchange gain (loss), net	—	—	—	(5)	—	(5)
Gain (loss) on disposition of businesses and assets, net	—	—	—	(3)	—	(3)
Operating profit (loss)	—	—	547	19	(2)	564
Equity in net earnings (loss) of affiliates	443	528	117	124	(1,062)	150
Interest expense	—	(144)	(27)	(51)	92	(130)
Refinancing expense	—	(1)	—	—	—	(1)
Interest income	—	41	48	4	(92)	1
Dividend income - cost investments	—	—	—	69	—	69
Other income (expense), net	—	—	—	1	—	1
Earnings (loss) from continuing operations before tax	443	424	685	166	(1,064)	654
Income tax (provision) benefit	4	19	(176)	(56)	—	(209)
Earnings (loss) from continuing operations	447	443	509	110	(1,064)	445
Earnings (loss) from operation of discontinued operations	—	—	3	—	—	3
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	—	—	(1)
Earnings (loss) from discontinued operations	—	—	2	—	—	2
Net earnings (loss)	447	443	511	110	(1,064)	447
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	447	443	511	110	(1,064)	447

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	253	252	218	129	(600)	252
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(124)	(124)	(4)	(16)	144	(124)
Gain (loss) from cash flow hedges	(5)	(5)	—	(6)	11	(5)
Pension and postretirement benefits	(8)	(8)	(8)	—	16	(8)
Total other comprehensive income (loss), net of tax	(137)	(137)	(12)	(22)	171	(137)
Total comprehensive income (loss), net of tax	116	115	206	107	(429)	115
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income (loss) attributable to Celanese Corporation	116	115	206	108	(429)	116

	Three Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	172	172	176	48	(396)	172
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	—	(2)	1
Foreign currency translation	42	42	1	(4)	(39)	42
Gain (loss) from cash flow hedges	1	1	1	—	(2)	1
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	44	44	3	(4)	(43)	44
Total comprehensive income (loss), net of tax	216	216	179	44	(439)	216
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	216	216	179	44	(439)	216

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	708	706	563	351	(1,623)	705
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(141)	(141)	3	(30)	168	(141)
Gain (loss) from cash flow hedges	(11)	(11)	—	(9)	20	(11)
Pension and postretirement benefits	(34)	(34)	(34)	—	68	(34)
Total other comprehensive income (loss), net of tax	(186)	(186)	(31)	(39)	256	(186)
Total comprehensive income (loss), net of tax	522	520	532	312	(1,367)	519
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	3	—	3
Comprehensive income (loss) attributable to Celanese Corporation	522	520	532	315	(1,367)	522

	Nine Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	447	443	511	110	(1,064)	447
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	—	(2)	1
Foreign currency translation	37	37	4	(2)	(39)	37
Gain (loss) from cash flow hedges	4	4	—	—	(4)	4
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	42	42	5	(2)	(45)	42
Total comprehensive income (loss), net of tax	489	485	516	108	(1,109)	489
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	489	485	516	108	(1,109)	489

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	824	686	—	1,510
Trade receivables - third party and affiliates	—	—	147	1,043	(174)	1,016
Non-trade receivables, net	35	1,113	2,215	490	(3,653)	200
Inventories, net	—	—	251	604	(84)	771
Deferred income taxes	—	—	75	53	(17)	111
Marketable securities, at fair value	—	—	36	—	—	36
Other assets	—	—	19	43	(19)	43
Total current assets	35	1,113	3,567	2,919	(3,947)	3,687
Investments in affiliates	2,910	4,664	1,987	592	(9,296)	857
Property, plant and equipment, net	—	—	998	2,620	—	3,618
Deferred income taxes	—	—	270	27	(1)	296
Other assets	—	1,915	145	314	(2,009)	365
Goodwill	—	—	305	451	—	756
Intangible assets, net	—	—	68	63	—	131
Total assets	2,945	7,692	7,340	6,986	(15,253)	9,710
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	2,429	827	356	(2,847)	765
Trade payables - third party and affiliates	—	2	399	589	(174)	816
Other liabilities	1	62	324	445	(349)	483
Deferred income taxes	—	17	—	10	(17)	10
Income taxes payable	—	—	552	52	(489)	115
Total current liabilities	1	2,510	2,102	1,452	(3,876)	2,189
Noncurrent Liabilities
Long-term debt	—	2,217	830	1,539	(1,947)	2,639
Deferred income taxes	—	9	11	206	(1)	225
Uncertain tax positions	—	6	8	136	—	150
Benefit obligations	—	—	870	207	—	1,077
Other liabilities	—	40	115	209	(69)	295
Total noncurrent liabilities	—	2,272	1,834	2,297	(2,017)	4,386
Total Celanese Corporation stockholders' equity	2,944	2,910	3,404	3,046	(9,360)	2,944
Noncontrolling interests	—	—	—	191	—	191
Total equity	2,944	2,910	3,404	3,237	(9,360)	3,135
Total liabilities and equity	2,945	7,692	7,340	6,986	(15,253)	9,710

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	284	700	—	984
Trade receivables - third party and affiliates	—	—	131	877	(141)	867
Non-trade receivables, net	33	482	2,166	586	(2,924)	343
Inventories, net	—	—	243	622	(61)	804
Deferred income taxes	—	—	74	58	(17)	115
Marketable securities, at fair value	—	—	41	—	—	41
Other assets	—	5	15	24	(16)	28
Total current assets	33	487	2,954	2,867	(3,159)	3,182
Investments in affiliates	2,667	4,458	1,677	594	(8,555)	841
Property, plant and equipment, net	—	—	969	2,456	—	3,425
Deferred income taxes	—	—	248	49	(8)	289
Other assets	—	1,965	144	285	(2,053)	341
Goodwill	—	—	305	493	—	798
Intangible assets, net	—	—	64	78	—	142
Total assets	2,700	6,910	6,361	6,822	(13,775)	9,018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,713	122	373	(2,031)	177
Trade payables - third party and affiliates	—	—	312	628	(141)	799
Other liabilities	1	28	441	513	(442)	541
Deferred income taxes	—	17	—	10	(17)	10
Income taxes payable	—	—	460	32	(474)	18
Total current liabilities	1	1,758	1,335	1,556	(3,105)	1,545
Noncurrent Liabilities
Long-term debt	—	2,468	825	1,646	(2,052)	2,887
Deferred income taxes	—	8	—	225	(8)	225
Uncertain tax positions	—	6	16	178	—	200
Benefit obligations	—	—	943	232	—	1,175
Other liabilities	—	3	91	202	(9)	287
Total noncurrent liabilities	—	2,485	1,875	2,483	(2,069)	4,774
Total Celanese Corporation stockholders' equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Noncontrolling interests	—	—	—	—	—	—
Total equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Total liabilities and equity	2,700	6,910	6,361	6,822	(13,775)	9,018

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	303	444	573	304	(828)	796
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(142)	(47)	—	(189)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(39)	(236)	—	(275)
Return of capital from subsidiary	—	28	51	—	(79)	—
Contributions to subsidiary	—	—	(143)	—	143	—
Intercompany loan receipts (disbursements)	—	4	543	—	(547)	—
Other, net	—	—	(8)	(5)	—	(13)
Net cash provided by (used in) investing activities	—	32	262	(288)	(483)	(477)
Financing Activities
Short-term borrowings (repayments), net	—	(543)	13	(1)	543	12
Proceeds from short-term borrowings	—	—	—	47	—	47
Repayments of short-term borrowings	—	—	—	(70)	—	(70)
Proceeds from long-term debt	—	387	—	—	—	387
Repayments of long-term debt	—	(7)	(4)	(12)	4	(19)
Purchases of treasury stock, including related fees	(201)	—	—	—	—	(201)
Dividends to parent	—	(303)	(303)	(222)	828	—
Contributions from parent	—	—	—	143	(143)	—
Stock option exercises	4	—	—	—	—	4
Series A common stock dividends	(106)	—	—	—	—	(106)
Return of capital to parent	—	—	—	(79)	79	—
Contribution from noncontrolling interest	—	—	—	194	—	194
Other, net	—	(10)	(1)	—	—	(11)
Net cash provided by (used in) financing activities	(303)	(476)	(295)	—	1,311	237
Exchange rate effects on cash and cash equivalents	—	—	—	(30)	—	(30)
Net increase (decrease) in cash and cash equivalents	—	—	540	(14)	—	526
Cash and cash equivalents as of beginning of period	—	—	284	700	—	984
Cash and cash equivalents as of end of period	—	—	824	686	—	1,510

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	144	58	650	44	(288)	608
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(112)	(87)	—	(199)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	13	—	13
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(6)	—	(6)
Capital expenditures related to Fairway Methanol LLC	—	—	(60)	—	—	(60)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(20)	—	20	—
Intercompany loan receipts (disbursements)	—	4	(92)	—	88	—
Other, net	—	—	(26)	(12)	—	(38)
Net cash provided by (used in) investing activities	—	4	(310)	(92)	108	(290)
Financing Activities
Short-term borrowings (repayments), net	—	92	(4)	(8)	(92)	(12)
Proceeds from short-term borrowings	—	—	—	154	—	154
Repayments of short-term borrowings	—	—	—	(51)	—	(51)
Proceeds from long-term debt	—	24	50	—	—	74
Repayments of long-term debt	—	(32)	(119)	(45)	4	(192)
Purchases of treasury stock, including related fees	(102)	—	—	—	—	(102)
Dividends to parent	—	(144)	(144)	—	288	—
Contributions from parent	—	—	—	20	(20)	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(55)	—	—	—	—	(55)
Return of capital to parent	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—
Other, net	—	(2)	—	—	—	(2)
Net cash provided by (used in) financing activities	(154)	(62)	(217)	70	180	(183)
Exchange rate effects on cash and cash equivalents	—	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	(10)	—	123	28	—	141
Cash and cash equivalents as of beginning of period	10	—	275	674	—	959
Cash and cash equivalents as of end of period	—	—	398	702	—	1,100

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2013 filed on February 7, 2014 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2013 Form 10-K") and the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
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
Overview
We are a global technology and specialty materials company. We are one of the world's largest producers of acetyl products, which are intermediate chemicals, for nearly all major industries, as well as a leading global producer of high performance engineered polymers that are used in a variety of high-value applications. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including paints and coatings, textiles, automotive applications, consumer and medical applications, performance industrial applications, filter media, paper and packaging, chemical additives, construction, consumer and industrial adhesives, and food and beverage applications. Our products enjoy leading global positions due to our large global production capacity, operating efficiencies, proprietary production technology and competitive cost structures.
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

2014 Highlights:

•
Celanese US issued €300 million of 3.250% senior unsecured notes due 2019. Celanese US also redeemed on October 15, 2014 its $600 million 6.625% senior unsecured notes due 2018 and amended its existing senior secured credit facilities.

•
We announced the acquisition of substantially all of the assets of Cool Polymers, Inc., based in North Kingstown, Rhode Island. The acquisition will accelerate our entry into thermally conductive polymers by building on Cool Polymers, Inc.'s polymer formulation expertise, application development capabilities and strong product portfolio.

•	We signed a Memorandum of Understanding with Indian Oil Corporation to explore the potential of a joint investment in a fuel ethanol plant to be built in India, based on our TCX® Technology.

•
We commercially launched our CelFX™ technology for the Japanese market. CelFX™ combines our proprietary binder and carbon to create a unique construction which allows concentrated filtration while maintaining full air flow.

•
We announced the launch of a uniquely low-friction and low-wear grade of acetal copolymer. This compound enables the production of injection molded parts with a very low coefficient of friction and wear rate, reducing energy loss, heat generation and noise in mechanical systems for industrial, transportation and consumer products and applications.

•	We received a corporate family rating upgrade from Moody’s Investors Service to Ba1 from Ba2.

•
We filed for air permits with the Texas Commission on Environmental Quality for our potential methanol unit in Bishop, Texas. We are seeking local economic incentives for this unit with an expected annual capacity of 1.3 million tons.

•
We received the American Chemistry Council's Responsible Care Company of the Year award along with three other companies in recognition of outstanding achievements in environmental, health, safety and security performance.

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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,769	1,636	133	5,243	4,894	349
Gross profit	436	346	90	1,222	998	224
Selling, general and administrative expenses	(118)	(97)	(21)	(341)	(316)	(25)
Other (charges) gains, net	20	(4)	24	21	(11)	32
Operating profit (loss)	310	211	99	812	564	248
Equity in net earnings of affiliates	52	41	11	193	150	43
Interest expense	(41)	(43)	2	(120)	(130)	10
Dividend income - cost investments	29	22	7	87	69	18
Earnings (loss) from continuing operations before tax	347	228	119	972	654	318
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	258	171	87	713	445	268
Earnings (loss) from discontinued operations	(5)	1	(6)	(5)	2	(7)
Net earnings (loss)	253	172	81	708	447	261
Other Data
Depreciation and amortization	73	76	(3)	220	227	(7)
Operating margin(1)	17.5%	12.9%		15.5%	11.5%
SG&A expenses as a percentage of net sales(2)	6.7%	5.9%		6.5%	6.5%
Other (charges) gains, net
Employee termination benefits	(3)	—	(3)	(6)	(3)	(3)
Kelsterbach plant relocation	—	(2)	2	—	(6)	6
Asset impairments	—	(2)	2	—	(2)	2
Plant/office closures	1	—	1	2	—	2
Commercial disputes	21	—	21	21	—	21
Other	1	—	1	4	—	4
Total other (charges) gains, net	20	(4)	24	21	(11)	32
______________________________

(1)	Defined as operating profit (loss) divided by net sales.

(2)	Defined as selling, general and administrative expenses divided by net sales.

	As of September 30, 2014	As of December 31, 2013
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,510	984

Short-term borrowings and current installments of long-term debt - third party and affiliates	765	177
Long-term debt	2,639	2,887
Total debt	3,404	3,064

Selected Data by Business Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net Sales
Advanced Engineered Materials	366	346	20	1,128	1,027	101
Consumer Specialties	291	310	(19)	882	919	(37)
Industrial Specialties	314	299	15	959	882	77
Acetyl Intermediates	937	795	142	2,679	2,412	267
Other Activities	—	—	—	—	—	—
Intersegment eliminations	(139)	(114)	(25)	(405)	(346)	(59)
Total	1,769	1,636	133	5,243	4,894	349
Other (Charges) Gains, Net
Advanced Engineered Materials	—	(2)	2	(1)	(6)	5
Consumer Specialties	16	—	16	16	—	16
Industrial Specialties	(1)	(1)	—	(1)	(3)	2
Acetyl Intermediates	5	(1)	6	7	(2)	9
Other Activities	—	—	—	—	—	—
Total	20	(4)	24	21	(11)	32
Operating Profit (Loss)
Advanced Engineered Materials	51	48	3	164	123	41
Consumer Specialties	105	85	20	284	246	38
Industrial Specialties	16	24	(8)	60	57	3
Acetyl Intermediates	174	67	107	413	197	216
Other Activities	(36)	(13)	(23)	(109)	(59)	(50)
Total	310	211	99	812	564	248
Earnings (Loss) From Continuing Operations Before Tax
Advanced Engineered Materials	94	79	15	285	239	46
Consumer Specialties	134	106	28	378	317	61
Industrial Specialties	16	24	(8)	60	57	3
Acetyl Intermediates	176	70	106	431	206	225
Other Activities	(73)	(51)	(22)	(182)	(165)	(17)
Total	347	228	119	972	654	318
Depreciation and Amortization
Advanced Engineered Materials	27	27	—	80	83	(3)
Consumer Specialties	11	10	1	32	30	2
Industrial Specialties	12	13	(1)	38	37	1
Acetyl Intermediates	21	22	(1)	61	65	(4)
Other Activities	2	4	(2)	9	12	(3)
Total	73	76	(3)	220	227	(7)
Operating Margin
Advanced Engineered Materials	13.9%	13.9%		14.5%	12.0%
Consumer Specialties	36.1%	27.4%		32.2%	26.8%
Industrial Specialties	5.1%	8.0%		6.3%	6.5%
Acetyl Intermediates	18.6%	8.4%		15.4%	8.2%
Total	17.5%	12.9%		15.5%	11.5%

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	8	(2)	—	—	6
Consumer Specialties	(8)	2	—	—	(6)
Industrial Specialties	(2)	7	—	—	5
Acetyl Intermediates	1	17	—	—	18
Total Company	—	10	—	(2)	8
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	11	(2)	1	—	10
Consumer Specialties	(6)	2	—	—	(4)
Industrial Specialties	4	4	1	—	9
Acetyl Intermediates	(1)	11	1	—	11
Total Company	1	6	1	(1)	7
Consolidated Results
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Net sales increased $133 million, or 8%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to higher vinyl acetate monomer ("VAM") and acetic acid pricing in our Acetyl Intermediates segment resulting from permanent VAM capacity reductions in Europe and planned and unplanned industry outages. Net sales also benefited from higher volume globally in our Advanced Engineered Materials segment fueled by growth in automotive and industrial applications and higher pricing in our Industrial Specialties segment. These benefits were slightly offset by lower acetate tow volume in our Consumer Specialties segment.
Operating profit increased $99 million, or 47%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to higher VAM and acetic acid pricing in our Acetyl Intermediates segment and a benefit of $21 million from prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan, which was allocated across all business segments and Other Activities during the three months ended September 30, 2014. See Note 10 - Benefit Obligations in the accompanying unaudited interim consolidated financial statements for further information regarding this activity.
As a percentage of net sales, selling, general and administrative expenses increased from 5.9% to 6.7% for the three months ended September 30, 2014 primarily due to an increase of $21 million in Other Activities related to higher functional and project spending of $15 million, as well as an increase of $5 million in pension costs.
Equity in net earnings (loss) of affiliates increased $11 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in equity investment earnings from our National Methanol Company ("Ibn Sina") strategic affiliate as a result of turnarounds that occurred in the prior year. Our equity investment in Ibn Sina is owned by an entity included in our Advanced Engineered Materials segment.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Net sales increased $349 million, or 7%, during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to higher VAM and acetic acid pricing in our Acetyl Intermediates segment and higher volume globally in our Advanced Engineered Materials segment fueled by growth in automotive, medical and industrial applications.
Operating profit increased $248 million, or 44%, during the nine months ended September 30, 2014 compared to the same period in 2013 primarily driven by higher VAM and acetic acid pricing in our Acetyl Intermediates segment and a benefit of $62 million from prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan, which was allocated across all business segments and Other Activities during the nine months ended September 30, 2014.
As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2014 was consistent compared to the same period in 2013.
Equity in net earnings (loss) of affiliates increased $43 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a $48 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014 and an increase in equity investment earnings of $9 million from our Ibn Sina strategic affiliate as a result of turnarounds that occurred in the prior year. These were partially offset by a decrease in equity investment earnings of $5 million from our Korea Engineering Plastics Co., Ltd. ("KEPCO") affiliate compared to the same period in 2013. Our equity investment in InfraServ GmbH & Co. Hoechst KG is owned primarily by an entity included in Other Activities. Our Consumer Specialties and Acetyl Intermediates segments also each hold an ownership percentage. Our equity investment in KEPCO is owned by an entity included in our Advanced Engineered Materials segment.
Our effective income tax rate for the nine months ended September 30, 2014 was 27% compared to 32% for the nine months ended September 30, 2013. The lower effective tax rate for the nine months ended September 30, 2014 was primarily due to decreased earnings in high income tax jurisdictions combined with decreases in losses in jurisdictions without income tax benefit, which unfavorably impacted the effective tax rate for the nine months ended September 30, 2013.

Business Segments
Advanced Engineered Materials

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	366	346	20	1,128	1,027	101
Net Sales Variance
Volume	8%			11%
Price	(2)%			(2)%
Currency	—%			1%
Other	—%			—%
Other (charges) gains, net	—	(2)	2	(1)	(6)	5
Operating profit (loss)	51	48	3	164	123	41
Operating margin	13.9%	13.9%		14.5%	12.0%
Equity in net earnings (loss) of affiliates	43	30	13	121	115	6
Earnings (loss) from continuing operations before tax	94	79	15	285	239	46
Depreciation and amortization	27	27	—	80	83	(3)
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
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Net sales increased $20 million, or 6%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to higher volume globally, partially offset by lower pricing. Volume in the Americas increased across nearly all product lines primarily driven by continued growth in industrial applications. In Europe, volume increased across nearly all product lines with the largest volume growth in GUR® driven by growth in industrial applications and polyacetal ("POM") and polybutylene terephthalate ("PBT") driven by growth in automotive applications. In Asia, volume for POM, GUR® and long-fiber reinforced thermoplastics ("LFT") increased driven by growth in automotive and industrial applications. Unfavorable pricing impacts from POM and GUR® were primarily due to shifts in product and geographic sales mix.
Operating profit increased $3 million, or 6%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to higher volume and lower energy costs. Operating profit also benefited from $7 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. Operating profit was unfavorably impacted by $10 million related to a turnaround at one of our POM facilities during the three months ended September 30, 2014 and inventory build in the same period in 2013 in response to the planned turnaround, as well as lower pricing.
Equity in net earnings (loss) of affiliates increased $13 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in equity investment earnings of $13 million from our Ibn Sina strategic affiliate as a result of turnarounds that occurred in the prior year.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Net sales increased $101 million, or 10%, for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to higher volume globally, partially offset by lower pricing. Volume in the Americas increased primarily driven by growth in POM and LFT in automotive applications and GUR® in medical and industrial applications. In Europe, volume increased due to strong growth in nearly all product lines. In Asia, volume increased across nearly all product lines resulting from targeted customer focus and the implementation of growth strategies. Unfavorable pricing impacts from POM and GUR®

due to shifts in product and geographic sales mix were offset by increased liquid crystal polymers ("LCP") pricing and favorable currency impacts.
Operating profit increased $41 million, or 33%, for the nine months ended September 30, 2014 compared to the same period in 2013 driven primarily by higher volume. Operating profit also benefited from $21 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. Operating profit was unfavorably impacted by $15 million due to a turnaround at one of our POM facilities during the three months ended September 30, 2014 and inventory build in the same period in 2013 in response to the planned turnaround, as well as lower pricing.
Equity in net earnings (loss) of affiliates increased $6 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in equity investment earnings of $9 million from our Ibn Sina strategic affiliate as a result of turnarounds that occurred in the prior year, partially offset by a decrease in equity investment earnings of $5 million from our KEPCO strategic affiliate primarily due to increased costs associated with the expansion of its production capacity and higher methanol and steam costs.
Consumer Specialties

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	291	310	(19)	882	919	(37)
Net Sales Variance
Volume	(8)%			(6)%
Price	2%			2%
Currency	—%			—%
Other	—%			—%
Other (charges) gains, net	16	—	16	16	—	16
Operating profit (loss)	105	85	20	284	246	38
Operating margin	36.1%	27.4%		32.2%	26.8%
Equity in net earnings (loss) of affiliates	—	—	—	8	3	5
Dividend income - cost investments	29	21	8	86	68	18
Earnings (loss) from continuing operations before tax	134	106	28	378	317	61
Depreciation and amortization	11	10	1	32	30	2
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
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Net sales decreased $19 million, or 6%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to lower acetate tow volume and lower acetate flake pricing under a legacy contract. This was partially offset by a 6% increase in acetate tow pricing reflecting continued strong demand and higher acetate flake volume.
Operating profit increased $20 million, or 24%, for the three months ended September 30, 2014 primarily due to an increase in Other (charges) gains, net of $16 million primarily due to an arbitration award against a former utility operator at our cellulose derivatives manufacturing facility in Narrows, Virginia. Operating profit also benefited from favorable acetate tow pricing and lower raw material and energy costs of $13 million as a result of productivity initiatives in our cellulose derivatives business. These benefits were partially offset by lower acetate tow volume.

Dividend income from cost investments increased $8 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to higher earnings from our cellulose derivatives ventures resulting from higher acetate tow pricing as well as lower energy costs.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Net sales decreased $37 million, or 4%, for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to lower acetate tow volume across most regions and lower acetate flake pricing under a legacy contract. These were slightly offset by a 6% increase in acetate tow pricing reflecting continued strong demand and higher acetate flake volume.
Operating profit increased $38 million, or 15%, for the nine months ended September 30, 2014 compared to the same period in 2013 despite lower net sales which were offset by favorable acetate tow pricing, lower raw material and energy costs of $33 million as a result of productivity initiatives in our cellulose derivatives business and $12 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. Operating profit also benefited from an increase in Other (charges) gains, net of $16 million primarily due to an arbitration award against a former utility operator at our cellulose derivatives manufacturing facility in Narrows, Virginia.
Equity in net earnings (loss) of affiliates increased $5 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a $6 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.
Dividend income from cost investments increased $18 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to higher earnings from our cellulose derivatives ventures resulting from higher volume and acetate tow pricing as well as lower energy costs.
Industrial Specialties

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	314	299	15	959	882	77
Net Sales Variance
Volume	(2)%			4%
Price	7%			4%
Currency	—%			1%
Other	—%			—%
Other (charges) gains, net	(1)	(1)	—	(1)	(3)	2
Operating profit (loss)	16	24	(8)	60	57	3
Operating margin	5.1%	8.0%		6.3%	6.5%
Earnings (loss) from continuing operations before tax	16	24	(8)	60	57	3
Depreciation and amortization	12	13	(1)	38	37	1
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

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Net sales increased $15 million, or 5%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to higher pricing in both our emulsion polymers and EVA polymers businesses. In our emulsion polymers business, higher pricing was primarily due to higher raw material costs for VAM in Europe, Asia and North America. Higher pricing was partially offset by volume declines primarily in Europe reflecting lower demand as a result of higher demand in the first half of 2014 due to unseasonably warm weather conditions. Our EVA polymers business also experienced volume declines primarily due to a planned turnaround during the three months ended September 30, 2014.
Operating profit decreased $8 million, or 33%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to a $26 million increase in raw material prices, primarily VAM, across all regions of our emulsion polymers business. This was partially offset by higher pricing and $2 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Net sales increased $77 million, or 9%, for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to higher volume, pricing and favorable currency impacts, resulting from a stronger Euro to the US dollar. In our emulsion polymers business, volume increases were driven by higher demand in Europe. In Asia, volume increased primarily in adhesive and construction products and paints and coatings products. Higher pricing in our emulsion polymers business was primarily driven by higher raw material costs for VAM in Europe, Asia and North America. In our EVA polymers business, volume increases were primarily driven by higher automotive and hot melt adhesives product volumes in North America. Volume declines in Asia partially offset the volume increases in North America.
Operating profit increased $3 million, or 5%, for the nine months ended September 30, 2014 compared to the same period in 2013 primarily attributable to higher volume and pricing. In our emulsion polymers business, operating profit benefited from increased volume, pricing and $6 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. These increases in operating profit for our emulsion polymers business were partially offset by higher raw material prices, primarily VAM, of $40 million across all regions. In our EVA polymers business, higher volume and pricing were partially offset by higher raw material costs of $4 million, primarily ethylene and VAM.
Acetyl Intermediates

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited)
	(In $ millions, except percentages)
Net sales	937	795	142	2,679	2,412	267
Net Sales Variance
Volume	1%			(1)%
Price	17%			11%
Currency	—%			1%
Other	—%			—%
Other (charges) gains, net	5	(1)	6	7	(2)	9
Operating profit (loss)	174	67	107	413	197	216
Operating margin	18.6%	8.4%		15.4%	8.2%
Equity in net earnings (loss) of affiliates	2	3	(1)	17	7	10
Earnings (loss) from continuing operations before tax	176	70	106	431	206	225
Depreciation and amortization	21	22	(1)	61	65	(4)

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
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Net sales increased $142 million, or 18%, during the three months ended September 30, 2014 compared to the same period in 2013 primarily due to higher VAM pricing resulting from permanent capacity reductions in Europe and planned and unplanned industry outages. Net sales also benefited from higher acetic acid pricing resulting from planned and unplanned industry outages.
Operating profit increased $107 million, or 160%, during the three months ended September 30, 2014 compared to the same period in 2013 primarily due to higher VAM and acetic acid pricing. Operating profit also benefited from $4 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. These benefits were partially offset by higher raw material costs of $32 million, primarily ethylene and purchased materials for VAM.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Net sales increased $267 million, or 11%, during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to higher VAM pricing resulting from permanent capacity reductions in Europe and planned and unplanned industry outages, slightly offset by lower volume. Net sales also benefited from higher acetic acid pricing resulting from planned and unplanned industry outages and favorable currency impacts resulting from a stronger Euro to the US dollar. These increases to net sales were partially offset by lower acetic acid volume due to a turnaround at our unit in Clear Lake, Texas during the three months ended June 30, 2014.
Operating profit increased $216 million, or 110%, during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to higher VAM and acetic acid pricing and lower plant costs reflective of Celanese specific actions to improve plant operations. Operating profit also benefited from favorable currency impacts resulting from a stronger Euro to the US dollar and $12 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan. These benefits were partially offset by lower volume and higher raw material costs of $75 million, primarily ethylene and purchased materials for VAM.
Equity in net earnings (loss) of affiliates increased $10 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a $13 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.
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
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
The operating loss for Other Activities increased $23 million, or 177%, for the three months ended September 30, 2014 compared to the same period in 2013 driven by an increase in selling, general and administrative expenses of $21 million. The increase in selling, general and administrative expenses was primarily due to higher functional and project spending of $15 million, an increase in pension costs of $5 million and an increase in incentive compensation costs of $4 million. These increases were partially offset by a benefit of $4 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
The operating loss for Other Activities increased $50 million, or 85%, for the nine months ended September 30, 2014 compared to the same period in 2013 driven by an increase in selling, general and administrative expenses of $41 million. The increase in selling, general and administrative expenses was primarily due to higher functional and project spending of $21 million and an increase in incentive compensation costs of $16 million. Pension costs increased $14 million as compared to the same period in 2013 partially offset by a benefit of $11 million of prior service credit amortization related to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.
Equity in net earnings (loss) of affiliates increased $22 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a $29 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2014, we have $900 million available for borrowing under our revolving credit facility and $21 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
As a result of the National Emission Standard for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters ("Boiler MACT") regulations discussed in Item 1A. Risk Factors in our 2013 Form 10-K, we are required to make significant capital expenditures to comply with stricter emissions requirements for industrial boilers and process heaters at our Narrows, Virginia cellulose derivatives facility. In October 2012, we received approval to proceed with replacing the coal-fired boilers at our Narrows, Virginia facility with new, natural gas-fired boilers. We began construction during the first half of 2013 and anticipate the project will be operationally complete in the first quarter of 2015. Our total investment is estimated at over $150 million.
Total cash outflows for capital expenditures, including the specific projects above, are expected to be in the range of $400 million to $450 million in 2014 primarily due to our portion of the investment in the construction of the Clear Lake methanol unit and replacement of our coal-fired boilers with natural gas-fired boilers at our cellulose derivatives facility in Narrows, Virginia.
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
Cash Flows
Cash and cash equivalents increased $526 million to $1,510 million as of September 30, 2014 compared to December 31, 2013. As of September 30, 2014, $679 million of the $1,510 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we may be required to accrue and pay US taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the US, with the possible exception of funds that have been previously subject to US federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our US operations.

•	Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $188 million to $796 million for the nine months ended September 30, 2014 compared to $608 million for the same period in 2013. Net cash provided by operations for the nine months ended September 30, 2014 increased primarily as a result of stronger earnings performance, a $39 million increase in dividends received from our equity method investments and an $18 million increase in dividends received from our cellulose derivatives ventures. These favorable impacts were partially offset by a $76 million increase in cash used in trade working capital and a $34 million increase in pension and postretirement benefit plan contributions made during the nine months ended September 30, 2014 compared to the same period in 2013 due to lump-sum buyout payments related to the elimination of benefits for certain participants under a US postretirement health care plan. The increase in cash used in trade working capital was primarily due to the increase in trade receivables due to higher net sales for the three months ended September 30, 2014.
Trade working capital is calculated as follows:

	As of September 30, 2014	As of December 31, 2013	As of September 30, 2013	As of December 31, 2012
	(unaudited)
	(In $ millions)
Trade receivables, net	1,016	867	949	827
Inventories	771	804	753	711
Trade payables - third party and affiliates	(816)	(799)	(739)	(649)
Trade working capital	971	872	963	889

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $187 million to $477 million for the nine months ended September 30, 2014 compared to $290 million for the same period in 2013. During the nine months ended September 30, 2014, capital expenditures relating to Fairway amounted to $275 million, $215 million higher than in the same period in 2013. Cash outflows for capital expenditures, excluding capital expenditures relating to Fairway, were $189 million for the nine months ended September 30, 2014, $10 million lower than during the same period in 2013 and were primarily related to capacity expansions, major investments to reduce future operating costs, improve plant reliability and environmental and health and safety initiatives.

•	Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities changed $420 million from a net cash outflow of $183 million for the nine months ended September 30, 2013 to a net cash inflow of $237 million for the nine months ended September 30, 2014. The increase in net cash provided by financing activities was primarily due to $387 million of proceeds from long-term debt as a result of Celanese US completing an offering of €300 million in principal amount of 3.250% senior unsecured notes due 2019 ("3.250% Notes") on September 24, 2014 and a $194 million contribution received from Mitsui during the nine months ended September 30, 2014 in exchange for ownership in Fairway. This cash inflow was partially offset by an increase in stock repurchase transactions of $99 million, higher Series A Common Stock dividends of $51 million, due to a 39% increase in quarterly cash dividends beginning May 2014, and a net increase in net repayments on short-term borrowings and short-term debt of $102 million.
Debt and Other Obligations

•	Senior Notes
On September 24, 2014, Celanese US completed an offering of €300 million in principal amount of 3.250% Notes in a public offering registered under the Securities Act of 1933, as amended ("Securities Act"). In connection with the 3.250% Notes offering, the Company recorded deferred financing costs of $6 million during the three months ended September 30, 2014, which are being amortized over the term of the 3.250% Notes. Deferred financing costs are included in noncurrent Other assets in the unaudited consolidated balance sheets.

On September 15, 2014, Celanese US issued an irrevocable notice of redemption of the $600 million principal amount of 6.625% senior unsecured notes due 2018 ("6.625% Notes") under the terms of the indenture dated September 24, 2010. On October 15, 2014, Celanese US redeemed the 6.625% Notes at a redemption price of 103.313% of the face amount for a total principal and premium payment of $620 million plus accrued interest of $20 million. Proceeds from the issuance of the 3.250% Notes were used to partially fund the redemption of the 6.625% Notes, as well as cash on hand.

•	Senior Credit Facilities
On September 24, 2014, Celanese US, Celanese and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US's existing senior secured credit facilities in order to amend and restate the amended credit agreement dated September 16, 2013 (as amended and restated by the 2014 amendment agreement, the "Amended Credit Agreement"). Under the Amended Credit Agreement, all of the US dollar-denominated Term C-2 term loans and all but €28 million of the Euro-denominated Term C-2 term loans under the 2013 amended credit agreement were converted into, or refinanced by, the Term C-3 loan facility with an extended maturity date of October 2018. The non-extended portions of the Term C-2 loan facility continue to have a maturity date of October 2016. In addition, the maturity date of our revolving credit facility was extended to October 2018 and the facility was increased to $900 million. Accordingly, the Amended Credit Agreement consists of the Term C-2 loan facility, the Term C-3 loan facility and a $900 million revolving credit facility.
There have been no material changes to our debt or other obligations described in our 2013 Form 10-K other than those described above and disclosed in Note 9 - Debt in the accompanying unaudited interim consolidated financial statements.
Share Capital
There have been no material changes to our share capital described in our 2013 Form 10-K other than those disclosed in Note 12 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2014, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 11 - Environmental and Note 17 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2013 Form 10-K other than those disclosed in Note 11 - Environmental and Note 17 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2013 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our Common Stock during the three months ended September 30, 2014:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
July 1-31, 2014	415,584	$60.29	409,947	$272,000,000
August 1-31, 2014	1,140,103	$59.05	1,140,103	$205,000,000
September 1-30, 2014	95,511	$62.65	94,954	$199,000,000
Total	1,651,198		1,645,004
______________________________

(1)
Includes 5,637 and 557 for July and September 2014, respectively, related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of our Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
February 2014	172
As of September 30, 2014	1,065

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, amended effective July 23, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 28, 2014).

4.1
Third Supplemental Indenture, dated September 24, 2014, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as trustee, Deutsche Bank Trust Companies Americas, as paying agent, and Deutsche Bank Luxembourg S.A., as registrar and as transfer agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 25, 2014).

10.1
Amendment Agreement, dated September 24, 2014, among Celanese Corporation, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, Bank of America, N.A., as syndication agent, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC as co-documentation agents, and the other lenders party thereto (contains an Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 25, 2014).

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	October 21, 2014

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Senior Vice President, Finance and
Interim Chief Financial Officer

	Date:	October 21, 2014