Form 10-K
period 2014-12-31
Celanese Corp
filed 2015-02-06
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Name of Each Exchange
Title of Each Class	on Which Registered
Series A Common Stock, par value $0.0001 per share	New York Stock Exchange
3.250% Senior Notes due 2019	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's Series A Common Stock held by non-affiliates as of June 30, 2014 (the last business day of the registrants' most recently completed second fiscal quarter) was $6,322,101,721.
The number of outstanding shares of the registrant's Series A Common Stock, $0.0001 par value, as of February 2, 2015 was 152,908,148.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2015 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2014

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
Forward-looking statements are not historical facts or guarantees of future performance but instead represent only our beliefs at the time the statements were made regarding future events, which are subject to significant risks, uncertainties, and other factors, many of which are outside of our control and certain of which are listed above. Any or all of the forward-looking statements included in this Annual Report and in any other materials incorporated by reference herein may turn out to be materially inaccurate. This can occur as a result of incorrect assumptions, in some cases based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, or as a consequence of known or unknown risks and uncertainties. Many of the risks and uncertainties mentioned in this Annual Report, such as those discussed in Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations will be important in determining whether these forward-looking statements prove to be accurate. Consequently, neither our stockholders nor any other person should place undue reliance on our forward-looking statements and should recognize that actual results may differ materially from those anticipated by us.
All forward-looking statements made in this Annual Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Annual Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise. However, we may make further disclosures regarding future events, trends and uncertainties in our subsequent reports on Forms 10-K, 10-Q and 8-K to the extent required under the Exchange Act. The above cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed above or in Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below, including factors unknown to us and factors known to us which we have determined not to be material, could also adversely affect us.

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
Overview
We are a global technology and specialty materials company. We are one of the world's largest producers of acetyl products, which are intermediate chemicals, for nearly all major industries, as well as a leading global producer of high performance engineered polymers that are used in a variety of high-value applications. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including paints and coatings, textiles, automotive applications, consumer and medical applications, performance industrial applications, filtration applications, paper and packaging, chemical additives, construction, consumer and industrial adhesives, and food and beverage applications. Our products enjoy leading global positions due to our large global production capacity, operating efficiencies, proprietary production technology and competitive cost structures.
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
Celanese's history began in 1918, the year that its predecessor company, The American Cellulose & Chemical Manufacturing Company, was incorporated. The company, which manufactured cellulose acetate, was founded by Swiss brothers Drs. Camille and Henri Dreyfus. Since that time, the Company has transformed into a leading global technology and specialty materials company. The current Celanese was incorporated in 2005 under the laws of the State of Delaware and is a US-based public company traded on the New York Stock Exchange under the ticker symbol CE.
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 28 global production facilities, and an additional 8 strategic affiliate production facilities. As of December 31, 2014, we employed 7,468 people worldwide.

Business Segment Overview
We operate principally through four business segments: Advanced Engineered Materials, Consumer Specialties, Industrial Specialties and Acetyl Intermediates. Due to our geographic breadth, our net sales are balanced across global regions. See Business Segments below and Note 26 - Segment Information in the accompanying consolidated financial statements for further information.
Each business segment's net sales to external customers for the year ended December 31, 2014, as well as each business segment's major products and end-use applications are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates
(In $ millions)
2014 Net Sales(1)	1,459	1,158	1,224	2,961

Key Products	• Polyoxymethylene ("POM") • Ultra-high molecular weight polyethylene ("UHMW-PE") • Polybutylene terephthalate ("PBT") • Long-fiber reinforced thermoplastics ("LFRT") • Liquid crystal polymers ("LCP")	• Acetate tow • Acetate flake • Acetate film • High intensity sweeteners • Potassium sorbate • Sorbic acid • Sweetener system	• Conventional emulsions • Vinyl acetate ethylene ("VAE") emulsions • Ethylene vinyl acetate ("EVA") resins and compounds • Low-density polyethylene resins ("LDPE")	• Acetic acid • Vinyl acetate monomer ("VAM") • Acetic anhydride • Acetaldehyde • Ethyl acetate • Formaldehyde • Butyl acetate • Ethanol

Major End-Use Applications
•  Fuel system components
•  Automotive safety systems
•  Medical applications
•  Industrial products
•  Battery separators
•  Consumer electronics
•  Appliances
•  Filtration equipment
• Telecommunications
• Low-friction and low-wear grade acetal copolymer
		• Filtration applications • Films • Flexible packaging • Beverages • Confections • Baked goods	• Paints • Coatings • Adhesives • Textiles • Paper finishing • Flexible packaging • Lamination products • Medical tubing • Automotive parts	• Paints • Coatings • Adhesives • Lubricants • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Solvents
___________________________

(1)	Net sales for Consumer Specialties and Acetyl Intermediates exclude intersegment sales of $2 million and $532 million, respectively, for the year ended December 31, 2014.

Business Segments
Advanced Engineered Materials
Our Advanced Engineered Materials segment includes our engineered materials business and certain strategic affiliates. Our engineered materials business uses advanced polymer technology to produce a broad portfolio of high performance specialty polymers used in a wide spectrum of applications, including automotive, medical and electronics, as well as other consumer and industrial applications. As a performance-driven solutions provider, our engineered materials business maintains its competitive advantage with leading technical and application expertise that enables innovation and new product development in concert with its customers. By focusing on new application development for its product lines, it often creates custom formulations to satisfy the technical and processing requirements of its customers' applications. A significant portion of our engineered materials products are specified by customers due to our differentiated polymer processing and material capability which creates sustainable value for our high performance polymers. This business segment also includes four strategic affiliates that complement our global reach, improve our ability to capture growth opportunities in emerging economies and positions us as a leading participant in the global specialty polymers industry.
Our specialty polymers have differentiated chemical and physical properties that enable them to perform in a variety of conditions. These include enduring elevated temperatures, resisting adverse chemical interactions and withstanding deformation. POM, PBT and LFRT are used in a broad range of performance-demanding applications including fuel system components, automotive safety systems, consumer electronics, appliances, industrial products and medical applications. UHMW-PE is used in battery separators, industrial products, filtration equipment, coatings and medical applications. Primary end uses for LCP are electrical applications or products and consumer electronics. These value-added applications in diverse end-uses support the business' global growth objectives.
Value-in-use pricing for most of these products, particularly specialized product grades for targeted applications, generally reflect the value added in complex polymer chemistry, precision formulation and compounding, and the extensive application development services provided.
In 2014, we introduced several differentiated polymer technologies that broaden our access to the utility industry, the oil and gas industry, original equipment manufacturers and companies that enhance supply chain efficiency. These include composite technologies for the utility industry that deliver greater reliability, capacity and performance for utility transmission lines and anti-counterfeiting technologies that help original equipment manufacturers and suppliers ensure products contain components and parts that meet their specifications. We also announced the launch of a uniquely low-friction and low-wear grade of acetal copolymer enabling production of injection molded parts for industrial products and automotive and consumer applications.
Our engineered materials business has operations including polymerization, compounding, research and development, and customer technology centers in Brazil, China, Germany, South Korea and the US. In 2010, we announced the construction of a new 50,000 ton POM manufacturing facility in Saudi Arabia through our Ibn Sina affiliate. This facility is expected to be completed in 2016. In 2014, we expanded our compounding capabilities at our integrated chemical complex in Nanjing, China, to include polyphenylene sulfide ("PPS"), which is used to replace metals and thermosets in applications spanning the automotive, electronics and aerospace industries. We also announced the expansion of our Florence, Kentucky facility to add compounding process lines to support demand. The unit is expected to be operational in the second quarter of 2015.
In October 2014, we announced the acquisition of substantially all of the assets of Cool Polymers, Inc., based in North Kingstown, Rhode Island. The acquisition will accelerate our growth into thermally conductive polymers by building on Cool Polymers, Inc.'s polymer formulation expertise, application development capabilities and strong product portfolio.

•	Key Products
POM. Commonly known as polyacetal in the chemical industry, POM is sold by our engineered materials business under the trademarks Celcon® and Hostaform®. POM is used for diverse end-use applications in the automotive, industrial, consumer and medical industries. These applications include mechanical parts in automotive fuel system components and window lift systems, water handling, conveyor belts, sprinkler systems, drug delivery systems and gears in large and small home appliances.
We continue to innovate and broaden the portfolio of Celcon® and Hostaform® in order to support the industry needs for higher performing polyacetal. We have expanded our portfolio to include products with higher impact and stiffness, low emissions, improved wear and enhanced appearance such as laser marking and metallic effects.

Polyplastics Co., Ltd., our 45%-owned strategic affiliate ("Polyplastics"), and Korea Engineering Plastics Co., Ltd., our 50%-owned strategic affiliate ("KEPCO"), also manufacture POM and other engineering resins in the Asia-Pacific region.
The primary raw material for POM is formaldehyde, which is manufactured from methanol. Raw materials are sourced from internal production and from third parties, generally through long-term contracts.
UHMW-PE. Celanese is the global leader in UHMW-PE products which are sold under the trademark GUR®. They are highly engineered thermoplastics designed for a variety of industrial, automotive, consumer and medical applications. Primary applications for the material include lead acid battery separators, heavy machine components, lithium ion separator membranes, and noise and vibration dampening tapes. Several specialty grades are also produced for applications in high performance filtration equipment, ballistic fibers, thermoplastic and elastomeric additives, as well as medical implants. The primary raw material for GUR® UHMW-PE is ethylene.
Polyesters. Our products include a series of thermoplastic polyesters including Celanex® PBT, Celanex® PET (polyethylene terephthalate) and Thermx® PCT (polycyclohexylene-dimethylene terephthalate), as well as Riteflex®, a thermoplastic polyester elastomer. These products are used in a wide variety of automotive, electrical and consumer applications, including ignition system parts, radiator grilles, electrical switches, appliance and sensor housings, light emitting diodes and technical fibers.
LFRT. Celstran® and Factor®, our LFRT products, impart extra strength and stiffness, making them more suitable for larger parts than conventional thermoplastics. These products are used in automotive, transportation and industrial applications, such as instrument panels, consoles and front end modules. The primary raw materials for LFRT include polypropylene and a variety of fibers such as glass, stainless steel and carbon. LFRTs meet a wide range of end-user requirements and are excellent candidates for metal replacement where they provide the required structural integrity with significant weight reduction, corrosion resistance and the potential to lower manufacturing costs.
LCP. Vectra® and Zenite®, our LCP brands, are primarily used in electrical and electronics applications for precision parts with thin walls and complex shapes. They are also used in high heat cookware applications. Raw materials for LCP include acetic anhydride, which is sourced from our Acetyl Intermediates segment, and monomers, such as hydroxybenzoic acid.

•	Geographic Regions
Net sales by destination for the Advanced Engineered Materials segment by geographic region are as follows:

	Year Ended December 31,
	2014		2013		2012
		(In $ millions, except percentages)
North America	509	35%	487	36%	460	36%
Europe and Africa	617	42%	575	42%	538	43%
Asia-Pacific	284	20%	238	18%	213	17%
South America	49	3%	52	4%	50	4%
Total	1,459	100%	1,352	100%	1,261	100%

•	Customers
Advanced Engineered Materials' principal customers are original equipment manufacturers and their suppliers serving the automotive, medical, industrial and consumer industries. By collaborating with our customers, our engineered materials business assists in developing and improving specialized applications and systems and offers customers global solutions. Our engineered materials business has long-standing relationships and multi-year arrangements with many of its major customers and utilizes distribution partners to expand its customer base.

•	Competition
Advanced Engineered Materials' principal competitors include BASF SE, DSM N.V., E. I. du Pont de Nemours and Company, SABIC Innovative Plastics and Solvay S.A. Other regional competitors include Asahi Kasei Corporation, Braskem S.A., Lanxess AG, Mitsubishi Gas Chemical Company, Inc., Sumitomo Corporation, Teijin Limited and Toray Industries, Inc.

Consumer Specialties
The Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. These businesses deliver growth primarily through manufacturing productivity, geographic expansions and targeting high-value opportunities, and generally are not dependent on gross domestic product.
Our cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filter products applications. We also hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and acetate tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over two decades and has driven successful growth in our cellulose derivatives business. Our cellulose derivatives business has production sites in Belgium, Mexico, the United Kingdom and the US, along with sites at our three cellulose derivatives ventures in China.
In 2014, we commercially launched our CelFX™ technology for the Japanese market. CelFX™ combines our proprietary binder and carbon to create a unique construction which allows concentrated filtration while maintaining full air flow. The CelFX™ matrix technology redefines tobacco filtration performance, enabling unique product attributes and innovation, such as increased filter design flexibility and improved constituent reduction. CelFX™ also supports a broad choice of enhancement additives.
In 2014, we announced a new proprietary formulation of Clarifoil® film to be used as an anti-fog film for applications on glass and plastic. Our proprietary film allows freezer manufacturers to eliminate the existing heating components in freezer doors and provides a film that is more resilient to scratches than what is currently in use.
Our food ingredients business is a leading global supplier of premium quality ingredients for the food and beverage and pharmaceutical industries and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid. Our food ingredients business' expertise is based on more than fifty years of experience in developing and marketing specialty ingredients to the food and beverage and pharmaceutical industries.
Our food ingredients business has a production facility in Germany, with sales and distribution facilities in all major regions of the world.

•	Key Products
Acetate flake, acetate tow and acetate film. Acetate tow is a fiber used primarily in cigarette filters. In order to produce acetate tow, we first produce acetate flake by processing wood pulp with acetic acid and acetic anhydride. Wood pulp generally comes from reforested trees and is purchased externally from a variety of sources, and acetic anhydride is an intermediate chemical that we produce from acetic acid in our Acetyl Intermediates segment. Acetate flake is then further processed into acetate tow. Acetate flake can also be a solvent cast to create a film, which is primarily used in packaging for food and high-end luxury goods, as well as other applications such as anti-fog films.
Sales of acetate tow amounted to 14%, 16% and 15% of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively.
Sunett® sweetener. Acesulfame potassium ("Ace-K"), a non-nutritive high intensity sweetener sold under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® sweetener is the ideal blending partner for caloric and non-caloric sweeteners as it balances the sweetness profile. It is recognized in the food industry for its consistent product quality and reliable supply. The primary raw material for Sunett is diketene, which is derived from acetic acid.
Qorus™ sweetener system. The Qorus™ sweetener system was introduced in 2013 to assist food and beverage formulators in achieving their unique taste profile. This product enables the manufacturer to balance taste, without the need to mask certain notes, and ultimately provide the consumer with a pure, authentic taste. The Qorus™ sweetener system is designed for low- to no-calorie carbonated and non-carbonated beverages, flavored waters, energy drinks, milk and dairy products.
Food protection ingredients. Our food protection ingredients, potassium sorbate and sorbic acid, are mainly used in foods, beverages and personal care products. Pricing is extremely sensitive to demand and industry capacity and is not necessarily dependent on the cost of raw materials. The primary raw materials are acetic acid, ethylene and potassium hydroxide.

•	Geographic Regions
Net sales by destination for the Consumer Specialties segment by geographic region are as follows:

	Year Ended December 31,
	2014		2013		2012
	(In $ millions, except percentages)
North America	195	17%	204	17%	203	17%
Europe and Africa	549	48%	592	49%	572	48%
Asia-Pacific	352	30%	351	29%	344	29%
South America	62	5%	63	5%	63	6%
Total(1)	1,158	100%	1,210	100%	1,182	100%
___________________________

(1)	Excludes intersegment sales of $2 million, $4 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•	Customers
Acetate tow is sold principally to the major tobacco companies that account for a majority of worldwide cigarette production. Contracts with most of our customers are generally entered into on an annual basis.
Customers of Clarifoil® film include printers, carton manufacturers, retailers, packaging buyers, publishers, designers and freezer door manufacturers.
Our food ingredients business primarily sells Sunett® sweetener to a limited number of large multinational and regional customers and the Qorus™ sweetener system to regional customers in the food and beverage industry under long-term and annual contracts. Food protection ingredients are primarily sold through regional distributors to small and medium sized customers and directly to large multinational customers in the food industry.

•	Competition
Our cellulose derivatives business' principal competitors include Daicel Corporation, Eastman Chemical Company, Mitsubishi Rayon Co., Ltd and Solvay S.A.
Our principal competitors for our Ace-K based sweeteners, Sunett® and Qorus™, are Anhui Jinhe Industrial Co., Ltd. and Suzhou Hope Technology Co., Ltd. The European Commission has instituted a dumping investigation into the sales into the European Union of Ace-K produced in China. The dumping of Ace-K from China has led to significantly lower sales and pricing for the Sunett® business.
Our Ace-K based sweetener systems also compete with other high-intensity sweeteners, notably aspartame produced by Ajinomoto Co. Inc. and The NutraSweet Company, and sucralose produced by Tate & Lyle. Our principal competitors for potassium sorbate and sorbic acid include Daicel Corporation and Nantong Acetic Acid Chemical Co., Ltd.
Industrial Specialties
The Industrial Specialties segment, which includes our emulsion polymers and EVA polymers businesses, is active in every major global industrial sector and serves diverse industrial and consumer end-use applications. These include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including flexible packaging, thermal laminations, wire and cable, compounds and medical tubing.
Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The emulsion polymers business has production facilities in Canada, China, Germany, the Netherlands, Spain, Sweden and the US and is supported by expert technical service regionally. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, Duroset®, TufCOR® and Avicor®.

Our EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds as well as select grades of low-density polyethylene. Sold under the Ateva® and VitalDose® brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical products, automotive parts and carpeting. Our EVA polymers business has a production facility in Edmonton, Alberta, Canada.
The Industrial Specialties segment builds on our leading acetyl technology. Our Acetyl Intermediates segment produces VAM, a primary raw material for our emulsion polymers and EVA polymers businesses. Ethylene, another key raw material, is purchased externally from a variety of sources.
Our emulsion polymers business has experienced significant growth in Asia, and we have made investments to support continued growth in the region. In 2014, we announced our intent to construct a VAE emulsions unit in Southeast Asia. The unit is expected to begin production by the end of 2016.
In addition to geographic growth, the Industrial Specialties businesses are focused on innovation efforts to increase value. The business segment has successfully launched new innovative products and technologies in non-traditional applications such as medical, carpet and paper.

•	Key Products
Our emulsion polymers business produces conventional vinyl- and acrylate-based emulsions and VAE emulsions. Emulsions are made from VAM, ethylene, acrylate esters and styrene. VAE emulsions are a key component of water-based architectural coatings, adhesives, non-wovens, textiles, glass fiber and other applications.
Our EVA polymers business produces low-density polyethylene, EVA resins and compounds. Low-density polyethylene is produced in high-pressure reactors from ethylene, while EVA resins and compounds are produced in high-pressure reactors from ethylene and VAM.

•	Geographic Regions
Net sales by destination for the Industrial Specialties segment by geographic region are as follows:

	Year Ended December 31,
	2014		2013		2012
	(In $ millions, except percentages)
North America	461	38%	441	38%	475	40%
Europe and Africa	562	46%	520	45%	502	42%
Asia-Pacific	181	15%	179	16%	194	17%
South America	20	1%	15	1%	13	1%
Total	1,224	100%	1,155	100%	1,184	100%

•	Customers
Industrial Specialties' products are sold to a diverse group of regional and multinational customers. Customers of our emulsion polymers business are manufacturers of water-based paints and coatings, adhesives, paper, building and construction products, glass fiber, non-wovens and textiles. Customers of our EVA polymers business are engaged in the manufacture of a variety of products, including hot melt adhesives, automotive components, thermal laminations, flexible and food packaging materials, medical packaging and controlled-release medical devices.

•	Competition
Principal competitors of our emulsion polymers business include BASF SE, Dairen Chemical Corporation, The Dow Chemical Company and Wacker Chemie AG.
Principal competitors of our EVA polymers business include Arkema, E. I. du Pont de Nemours and Company and ExxonMobil Chemical.

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
As an industry leader, our intermediate chemistry business has built on its leading technology, advantaged feedstock position and attractive competitive position to drive growth. With decades of experience, advanced proprietary process technology and favorable capital and production costs, we are a leading global producer of acetic acid and VAM. AOPlus®3 technology extends our historical technology advantage and enables us to construct a greenfield acetic acid facility with a capacity of 1.8 million tons at a lower capital cost than our competitors. Our VAntage®2 technology could increase VAM capacity by up to 50% to meet growing customer demand globally. We believe our production technology is among the lowest cost in the industry and provides us with global growth opportunities through low cost expansions and a cost advantage over our competitors. In addition, we have focused in recent years on enhancing our ability to drive incremental value through our global production network as well as proactively managing the intermediate chemistry business in response to trade flows and prevailing industry trends. Our intermediate chemistry business has production sites in China, Germany, Mexico, Singapore and the US.
Building on our acetic acid technology platform, we developed Celanese TCX® ethanol process technology to supply current and prospective customers with ethanol for industrial purposes and for other potential uses such as fuel applications. Industrial ethanol is used in chemical and industrial applications for the manufacture of paints, coatings, inks and pharmaceuticals. This innovative process combines our proprietary and leading acetyl platform with advanced manufacturing technology to produce ethanol from hydrocarbon-sourced feedstocks. We are currently producing industrial ethanol at our integrated acetyl facility in Nanjing, China.
In 2013, we signed separate Memorandums of Understanding ("MOUs") with PetroChina Company Limited and Pertamina, the state-owned energy company of the Republic of Indonesia, to advance the development of fuel ethanol opportunities in China and Indonesia, respectively, utilizing our TCX® technology. In 2014, we signed an MOU with Indian Oil Corporation to explore the potential of a joint investment in a fuel ethanol plant to be built in India, based on our TCX® technology.

•	Key Products
Acetyl Products. Acetyl products include acetic acid, VAM, acetic anhydride and acetaldehyde. Acetic acid is primarily used to manufacture VAM, purified terephthalic acid and other acetyl derivatives. VAM is used in a variety of adhesives, paints, films, coatings and textiles. Acetic anhydride is a raw material used in the production of cellulose acetate, detergents and pharmaceuticals. Acetaldehyde is a major feedstock for the production of a variety of derivatives, such as pyridines, which are used in agricultural products. We manufacture acetic acid, VAM and acetic anhydride for our own use in producing downstream, value-added products, as well as for sale to third parties.
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
In February 2014, we formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan, in which we own 50% of Fairway, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at our Clear Lake facility. The planned methanol unit will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015.
Sales from acetyl products amounted to 33%, 32% and 32% of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively.
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

•
Formaldehyde, paraformaldehyde and formcels, which are primarily used to produce adhesive resins for plywood, particle board, coatings, POM engineering resins and a compound used in making polyurethane; and

•
Other chemicals, such as crotonaldehyde, which are used by our food ingredients business for the production of sorbic acid and potassium sorbates, as well as raw materials for the fragrance and food ingredients industry.

Sales from solvents and derivatives products amounted to 11%, 11% and 11% of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

•	Geographic Regions
Net sales by destination for the Acetyl Intermediates segment by geographic region are as follows:

	Year Ended December 31,
	2014		2013		2012
	(In $ millions, except percentages)
North America	743	25%	708	25%	698	25%
Europe and Africa	905	31%	894	32%	1,010	36%
Asia-Pacific	1,210	41%	1,091	39%	986	35%
South America	103	3%	100	4%	97	4%
Total(1)	2,961	100%	2,793	100%	2,791	100%
___________________________

(1)	Excludes intersegment sales of $532 million, $448 million and $440 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•	Customers
Our intermediate chemistry business sells its products both directly to customers and through distributors. Acetic acid, VAM and acetic anhydride are global businesses and we generally supply our customers under multi-year contracts. Acetic acid, VAM and acetic anhydride customers produce polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers, pharmaceuticals, cellulose acetate and textiles. We have long-standing relationships with most of these customers.
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
Our principal competitors in the Acetyl Intermediates segment include BASF SE, BP PLC, Chang Chun Petrochemical Co., Ltd., Daicel Corporation, The Dow Chemical Company, Eastman Chemical Company, E. I. du Pont de Nemours and Company, Jiangsu Sopo (Group) Co., Ltd., Kuraray Co., Ltd., LyondellBasell Industries N.V., Nippon Gohsei, Perstorp Inc. and Showa Denko K.K.
Other Activities
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing activities and results of our captive insurance companies. Our two wholly-owned captive insurance companies are a key component of our global risk management program, as well as a form of self-insurance for our liability and workers compensation risks. The captive insurance companies retain risk at levels approved by management and obtain reinsurance coverage from third parties to limit the net risk retained. One of the captive insurance companies also insures certain third-party risks. Other Activities also includes the interest cost, expected return on assets and net actuarial gains and losses components of our net periodic benefit cost for our defined benefit pension plans and other postretirement plans, which are not allocated to our business segments.
Strategic Affiliates
Our strategic affiliates represent an important component of our strategy for accelerated growth and global expansion. We have a substantial portfolio of affiliates in various regions, including Asia-Pacific, North America and the Middle East. These affiliates, some of which date back as far as the 1960s, have sizeable operations and are significant within their industries.
Our strategic affiliates have similar business models as our core businesses. With shared characteristics such as products, applications and manufacturing technology, these strategic affiliates complement and extend our technology and specialty materials portfolio. We have historically entered into these investments to gain access to local demand, minimize costs and accelerate growth in areas we believe have significant future business potential. Depending on the level of investment and other factors, we account for our strategic affiliates using either the equity method or cost method of accounting.
Our strategic affiliates contribute substantial earnings and cash flows to Celanese. During the year ended December 31, 2014, our equity method strategic affiliates generated combined sales of $2.9 billion, resulting in our recording $161 million of equity in net earnings of affiliates and $111 million of dividends.
Our strategic affiliates as of December 31, 2014 are as follows:

	Location of Headquarters	Ownership	Partner(s)	Year Entered
Equity Method Investments
Advanced Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation (50%); Texas Eastern Arabian Corporation Ltd. (25%)	1981
Korea Engineering Plastics Co., Ltd	South Korea	50%	Mitsubishi Gas Chemical Company, Inc. (40%); Mitsubishi Corporation (10%)	1999
Polyplastics Co., Ltd.	Japan	45%	Daicel Corporation (55%)	1964
Fortron Industries LLC	US	50%	Kureha America Inc. (50%)	1992
Cost Method Investments
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation (70%)	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	China National Tobacco Corporation (69%)	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation (70%)	1993
National Methanol Company (Ibn Sina). National Methanol Company represents approximately 1% of the world's methanol production capacity and is one of the world's largest producers of methyl tertiary-butyl ether, a gasoline additive. Its production facilities are located in Saudi Arabia. Saudi Basic Industries Corporation ("SABIC") is responsible for all product marketing. Methanol is a key feedstock for POM production and is produced by our Ibn Sina affiliate which provides an economic hedge against raw material costs in our engineered materials business.
Ibn Sina is currently constructing a 50,000 ton POM production facility in Saudi Arabia. The new facility will supply POM to support Advanced Engineered Materials' future growth plans as well as our venture partners' regional business development. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC's economic interest will remain unchanged.
Korea Engineering Plastics Co., Ltd. KEPCO is the leading producer of POM in South Korea. KEPCO has polyacetal production facilities in Ulsan, South Korea, compounding facilities for PBT and nylon in Pyongtaek, South Korea, and participates with Polyplastics and Mitsubishi Gas Chemical Company, Inc. in a world-scale POM facility in Nantong, China.
Polyplastics Co., Ltd. Polyplastics is a leading supplier of engineered plastics. Polyplastics is a manufacturer and/or marketer of POM, LCP and PPS, with principal production facilities located in Japan and Malaysia.

Fortron Industries LLC. Fortron is a leading global producer of PPS, sold under the Fortron® brand, which is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance. Fortron's facility is located in Wilmington, North Carolina. This venture combines the sales, marketing, distribution, compounding and manufacturing expertise of Celanese with the PPS polymer technology expertise of Kureha America Inc.
Cellulose derivatives strategic ventures. Our cellulose derivatives ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2014, 2013 and 2012, we received cash dividends of $115 million, $92 million and $83 million, respectively.
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
InfraServs. We hold indirect ownership interests in several German InfraServ Groups that own and develop industrial parks and provide on-site general and administrative support to tenants. Our ownership interest in the equity investments in InfraServ affiliates are as follows:

As of December 31, 2014
(In percentages)
InfraServ GmbH & Co. Gendorf KG	39
InfraServ GmbH & Co. Hoechst KG	32
InfraServ GmbH & Co. Knapsack KG	27
Research and Development
Our businesses are innovation-oriented and conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications. Research and development expense was $86 million, $85 million and $104 million for the years ended December 31, 2014, 2013 and 2012, respectively. We consider the amounts spent during each of the last three fiscal years on research and development activities to be sufficient to execute our current strategic initiatives.
Intellectual Property
We attach importance to protecting our intellectual property, including safeguarding our confidential information and through our patents, trademarks and copyrights, in order to preserve our investment in research and development, manufacturing and marketing. Patents may cover processes, equipment, products, intermediate products and product uses. We also seek to register trademarks as a means of protecting the brand names of our Company and products.
Patents. In most industrial countries, patent protection exists for new substances and formulations, as well as for certain unique applications and production processes. However, we do business in regions of the world where intellectual property protection may be limited and difficult to enforce.
Confidential Information. We maintain stringent information security policies and procedures wherever we do business. Such information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information and trade secrets, as well as employee awareness training.
Trademarks. AOPlus®, AOPlus®2, AOPlus®3, Ateva®, Avicor®, BriteCoat®, Celanese®, Celanex®, Celcon®, CelFX™, Celstran®, Celvolit®, Clarifoil®, Duroset®, EcoVAE®, Factor®, Fortron®, GUR®, Hostaform®, Impet®, Mowilith®, Nutrinova®, Qorus™, Riteflex®, Sunett®, TCX™, Thermx®, TufCOR®, VAntage®, VAntagePlus™, VAntage®2, Vectra®, Vinamul®, VitalDose®, Zenite® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC.

We monitor competitive developments and defend against infringements on our intellectual property rights. Neither Celanese nor any particular business segment is materially dependent upon any one patent, trademark, copyright or trade secret.
Environmental and Other Regulation
Matters pertaining to environmental and other regulations are discussed in Item 1A. Risk Factors, as well as Note 2 - Summary of Accounting Policies, Note 16 - Environmental and Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements.
Employees
Employees employed by Celanese on a continuing basis throughout the world are as follows:

Employees as of December 31, 2014
North America
US	2,877
Canada	248
Mexico	705
Total	3,830
Europe
Germany	1,531
Other Europe	1,018
Total	2,549
Asia	1,013
Rest of World	76
Total	7,468
Backlog
We do not consider backlog to be a significant indicator of the level of future sales activity. In general, we do not manufacture our products against a backlog of orders. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of net sales or financial performance.
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
We also make available free of charge, through our website, our Corporate Governance Guidelines of our Board of Directors and the charters of each of the committees of our Board of Directors.

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
We operate globally and have customers in many countries. Our major facilities are primarily located in North America, Europe and Asia, and we hold interests in affiliates that operate in the US, Germany, China, Japan, Malaysia, South Korea and Saudi Arabia. Our principal customers are similarly global in scope, and the prices of our most significant products are typically regional or world market prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates and other challenges such as the changing regulatory environment.
Our operations are also subject to global political conditions. In certain foreign jurisdictions, our operations are subject to nationalization and expropriation risk and some of our contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. In certain cases where we benefit from local government subsidies or other undertakings, such benefits are subject to the solvency of local government entities and are subject to termination without meaningful recourse or remedies.
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
In addition, we have significant operations and financial relationships based in Europe. Historically sales originating in Europe have accounted for over one-third of our net sales and approximately 40% in 2014. Adverse conditions in the European economy may negatively impact our overall financial results due to reduced economic growth and resulting decreased end-use customer demand.
As of December 31, 2014, we held $392 million in cash in Europe. This cash is primarily invested in deposits in several European banks and US Treasury money market funds. The allocation of the cash invested in each of these options fluctuates based on market conditions. As of December 31, 2014, we also had $113 million of direct investments in European sovereign debt and corporate bonds in our pension funds, accounting for less than 4% of our total pension fund assets, which may be affected if there are adverse conditions in the European economy. Our ability to access additional liquidity from European financial institutions in the future may also be impaired.
Finally, conditions such as the uncertainties associated with war, terrorist activities, civil unrest, epidemics, pandemics, weather, natural disasters, the effects of climate change or political instability in any of the countries in which we operate or have significant customers or suppliers could affect us by causing delays or losses in the supply or delivery of raw materials and products, as well as increasing security costs, insurance premiums and other expenses. These conditions could also result in or lengthen economic recession in the US, Europe, Asia or elsewhere.
We are subject to risks associated with the increased volatility in the prices and availability of key raw materials and energy, which could have a significant adverse effect on the margins of our products and our financial results.
We purchase significant amounts of ethylene, methanol, carbon monoxide and natural gas from third parties primarily for use in our production of basic chemicals in the Acetyl Intermediates segment, principally acetic acid, vinyl acetate monomer ("VAM") and formaldehyde. We use a portion of our output of these chemicals, in turn, as inputs in the production of downstream products in all our business segments. We also purchase some of these raw materials for use in our Industrial Specialties segment, primarily for vinyl acetate ethylene emulsions and ethylene vinyl acetate production, as well as significant amounts of wood pulp for use in our production of cellulose acetate in our Consumer Specialties segment. The price of many of these items is dependent on the available supply of that item and may increase significantly as a result of natural disasters, plant or production disruptions, strikes or other labor unrest, war or other outbreak of hostilities or terrorism, breakdown or degradation of transportation infrastructure used for delivery of strategic raw materials and energy commodities, or changes in laws or regulations. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol, or the loss of our dedicated supplies of carbon monoxide, may have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs resulting in reduced margins and adverse financial results.
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
We have a practice of maintaining, when available, multiple sources of supply for raw materials and services. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide, steam and ethylene, or services. Although we have been able to obtain sufficient supplies of raw materials and services, there can be no assurance that unforeseen developments will not affect our ability to source raw materials or services. Even if we have multiple sources of supply for a raw material or a service, there can be no assurance that these sources can make up for the loss of a major supplier. Furthermore, if any sole source or major supplier were unable or unwilling to deliver a raw material or a service for an extended period of time, we may not be able to find an acceptable alternative, and any such alternative could result in increased costs. It is also possible profitability will be adversely affected if we are required to qualify additional sources of supply for a raw material or a service to our specifications in the event of the loss of a sole source or major supplier.
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
A disruption in production at one or more of our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which could cause them to seek other suppliers. In particular, production disruptions at our manufacturing facilities that produce chemicals used as inputs in the production of chemicals in other business segments, such as acetic acid, VAM and formaldehyde, could have a more significant adverse effect on our business and financial performance and results of operations to the extent of such vertical integration. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at the manufacturing facility may not be able to reach levels achieved prior to the disruption.
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
We attach importance to our patents, trademarks, copyrights, know-how and trade secrets in order to protect our investment in research and development, and competitive commercial positions in manufacturing and marketing of our products. We have also adopted internal policies for protecting our know-how and trade secrets. In addition, we sometimes license patents and other technology from third parties. Our practice is to seek patent or trade secret protection for significant developments that provide us competitive advantages and freedom to practice for our businesses. Patents may cover catalysts, processes, products, intermediate products and product uses. These patents are usually filed throughout the world and provide varying periods and scopes of protection based on the filing date and the type of patent application. The legal life and scope of protection provided by a patent may vary among those countries in which we seek protection. As patents expire, the catalysts, processes and products described and claimed in those patents generally may become available for use by the public subject to our continued protection for associated know-how and trade secrets. We also seek to register trademarks as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. We operate in regions of the world where intellectual property protection may be limited and difficult to enforce and our continued growth strategy may bring us to additional regions with similar challenges. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, our net sales, results of operations and cash flows may be adversely affected.

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
Our operations are subject to extensive international, national, state, local and other laws and regulations that govern environmental and health and safety matters. We incur substantial capital and other costs to comply with these requirements. If we violate any one of those laws or regulations, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. Stricter environmental, safety and health laws and regulations could result in substantial costs and liabilities to us or limitations on our operations. Consequently, compliance with these laws and regulations may negatively affect our earnings and cash flows in a particular reporting period. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information.
Changes in environmental, health and safety regulations in the jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products.
New or revised governmental regulations and independent studies relating to the effect of our products on health, safety or the environment may affect demand for our products and the cost of producing our products. In addition, VAM or other chemicals we produce may be classified in a manner that would adversely affect demand for such products.
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
Our production facilities, including facilities we own and/or operate, handle the processing of some volatile and hazardous materials that subject us to operating and other risks that could have a negative effect on our operating results.
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
Greenhouse gas emissions have become the subject of a large amount of international, national, regional, state and local attention. For example, the Environmental Protection Agency ("EPA") has promulgated rules concerning greenhouse gas emissions. In addition, regulation of greenhouse gas also could occur pursuant to future US treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation. In addition, cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU.
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
We are subject to legal and regulatory proceedings, lawsuits and claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our business, results of operations or financial condition in any particular period. See Note 16 - Environmental and Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
Changes in, or the interpretation of, tax legislation or rates throughout the world could materially impact our results.
Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. In particular, proposed US tax legislation could materially impact our results. Currently, the majority of our net sales are generated from customers located outside of the US, and a substantial portion of our assets and employees are located outside of the US. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs.

We have not accrued income taxes or foreign withholding taxes on undistributed earnings for most non-US subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain tax proposals with respect to such earnings could substantially increase our tax expense, which would substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities. Currently, there are no contemplated cash distributions that will result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not provided any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation. We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results.
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
In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into a purchase or sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction and translation risks effectively. Since a portion of our indebtedness is and will be denominated in currencies other than US dollars, a weakening of the US dollar could make it more difficult for us to repay our indebtedness denominated in foreign currencies unless we have cash flows in those foreign currencies from our foreign operations to repay such indebtedness.
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
The cost of our pension plans is incurred over long periods of time and involves many uncertainties during those periods of time. Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level and value of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets will likely result in corresponding increases and decreases in the valuation of plan assets and a change in the discount rate or mortality assumptions will likely result in an increase or decrease in the valuation of pension obligations. The combined impact of these changes will affect the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. In recent years, an extended duration strategy in the asset portfolio has been implemented in some plans to reduce the influence of liability volatility due to changes in interest rates. If the funded status of a pension plan declines, we may be required to make unscheduled contributions in addition to those contributions for which we have already planned.
Some of our employees are unionized, represented by workers councils or are subject to local laws that are less favorable to employers than the laws of the US.
As of December 31, 2014, we had 7,468 employees. Approximately 18% of our 2,877 US-based employees are unionized. Our two US-based collective bargaining agreements expire in 2016 and 2017. At the largest union site, Narrows, Virginia, we successfully concluded contract negotiations on a three year contract in April 2014. This contract settled without any labor dispute or unrest. Planning for our Meredosia, Illinois negotiations, a site of only 25 union represented employees, will begin in 2015 and we expect to successfully conclude negotiations by January 2016. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the US. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
Provisions in our certificate of incorporation and bylaws, as well as any stockholders' rights plan, may discourage a takeover attempt.
Provisions contained in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our Series A common stock, par value $0.0001 per share ("Common Stock"). These rights may have the effect of delaying or deterring a change of control of our Company. In addition, a change of control of our Company may be delayed or deterred as a result of our having three classes of directors (each class elected for a three year term) or as a result of any stockholders' rights plan that our Board of Directors may adopt. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.

We may incur significant charges in the event we close or divest all or part of a manufacturing plant or facility.
We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
Risks Related to Our Indebtedness
Our level of indebtedness and other liabilities could diminish our ability to raise additional capital to fund our operations or refinance our existing indebtedness when it matures, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.
See Note 14 - Debt in the accompanying consolidated financial statements for further information about our indebtedness. See Note 13 - Noncurrent Other Liabilities, Note 15 - Benefit Obligations and Note 16 - Environmental in the accompanying consolidated financial statements for further information about our other obligations.
Our level of indebtedness and other liabilities could have important consequences, including:

•
Increasing our vulnerability to general economic and industry conditions including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit agreement (the "Amended Credit Agreement") or our indentures (the "Indentures") governing our €300 million in aggregate principal amount of 3.250% senior unsecured notes due 2019, $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 and $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022 (collectively, the "Senior Notes");

•
Requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness and amounts payable in connection with the satisfaction of our other liabilities, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities or pay dividends on our Common Stock;

•	Exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	Exposing us to the risk of changes in currency exchange rates as certain of our borrowings are denominated in foreign currencies;

•	Limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	Limiting our ability to enter into certain commercial arrangements because of concerns of counterparty risks; and

•	Limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.
We may incur additional indebtedness in the future, which could increase the risks described above.
Although covenants under the Amended Credit Agreement and the Indentures limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we could incur in compliance with these restrictions could be significant. To the extent that we incur additional indebtedness, the risks associated with our debt described above, including our possible inability to service our debt, including the Senior Notes, would increase.
Our variable rate and euro denominated indebtedness subjects us to interest rate risk and foreign currency exchange rate risk, which could cause our debt service obligations to increase significantly and affect our operating results.
Certain of our borrowings are at variable rates of interest or are euro denominated, which exposes us to interest rate risk and currency exchange rate risk, respectively. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, Item 7A. Quantitative and Qualitative Disclosures About Market Risk below and Note 22 - Derivative Financial Instruments in the accompanying consolidated financial statements for further information.
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
The Amended Credit Agreement, the Indentures and the Receivables Purchase Agreement (the "Purchase Agreement") governing our receivables securitization facility each contain various covenants that limit our ability to engage in specified types of transactions. The Amended Credit Agreement requires us to maintain a maximum first lien senior secured leverage ratio if there are outstanding borrowings or letters of credit issued under the revolving credit facility. Our ability to meet this financial ratio can be affected by events beyond our control, and we may not be able to meet this test at all.
The Amended Credit Agreement also contains covenants including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; enter into sale-leaseback transactions or hedge transactions; or engage in other businesses.
In addition, the Indentures limit Celanese US's and certain of its subsidiaries' ability to, among other things, incur additional debt; pay dividends or make other restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make payments to Celanese US and its restricted subsidiaries; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Celanese US's assets or the assets of its restricted subsidiaries.
The Purchase Agreement also contains covenants including, but not limited to, restrictions on CE Receivables LLC, a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company, and certain other Company subsidiaries' ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; or engage in other businesses.
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
A breach of any of these covenants could result in a default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, a default under the Amended Credit Agreement could permit lenders to accelerate the maturity of our indebtedness under the Amended Credit Agreement and to terminate any commitments to lend. If we were unable to repay or refinance such indebtedness, the lenders under the Amended Credit Agreement could proceed against the collateral granted to them to secure that indebtedness. Our subsidiaries have pledged a significant portion of our assets as collateral to secure our indebtedness under the Amended Credit Agreement. If the lenders under the Amended Credit Agreement accelerate the repayment of such indebtedness, we may not have sufficient liquidity to repay such amounts or our other indebtedness, including the Senior Notes. In such event, we could be forced into bankruptcy or liquidation.
Celanese and Celanese US are holding companies and depend on subsidiaries to satisfy their obligations under the Senior Notes and the guarantee of Celanese US's obligations under the Senior Notes and the Amended Credit Agreement by Celanese.
As holding companies, Celanese and Celanese US conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. Consequently, the principal source of cash to pay Celanese and Celanese US's obligations, including obligations under the Senior Notes and the guarantee of Celanese US's obligations under the Amended Credit Agreement and the Indentures by Celanese, is the cash that our subsidiaries generate from their operations. We cannot assure that our subsidiaries will be able to, or be permitted to, make distributions to enable Celanese US and/or Celanese to make payments in respect of their obligations. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of our debt instruments may limit our subsidiaries' ability to distribute cash to Celanese US and Celanese. While the Amended Credit Agreement and the Indentures limit the ability of our subsidiaries to put restrictions on paying dividends or making other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which may have the effect of significantly restricting the applicability of those limits. In the event Celanese US and/or Celanese do not receive distributions from our subsidiaries, Celanese US and/or Celanese may be unable to make required payments on the indebtedness under the Amended Credit Agreement, the Indentures, the guarantee of Celanese US's obligations under the Amended Credit Agreement and the Indentures by Celanese, or our other indebtedness.
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Description of Property
We and our affiliates own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2014.

Site	Leased/Owned	Products/Functions
Corporate Offices
Budapest, Hungary	Leased	Administrative offices
Irving, Texas, US	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices
Advanced Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	Polyoxymethylene ("POM"), Ultra-high molecular weight polyethylene ("UHMW-PE"), Compounding
Florence, Kentucky, US	Owned	Compounding
Frankfurt am Main, Germany(1)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	POM, Compounding
Fuji City, Japan	Owned by Polyplastics Co., Ltd.(6)	POM, Polybutylene terephthalate, Liquid crystal polymers ("LCP"), Compounding
Jubail, Saudi Arabia	Owned by National Methanol Company(6)	Methyl tertiary-butyl ether, Methanol
Kaiserslautern, Germany(1)	Leased	Long-fiber reinforced thermoplastics ("LFRT")
Kuantan, Malaysia	Owned by Polyplastics Co., Ltd.(6)	POM, Compounding
Nanjing, China(2)	Owned	LFRT, UHMW-PE, Compounding
North Kingstown, Rhode Island, US	Leased	Compounding
Oberhausen, Germany(1)	Leased	UHMW-PE
Shelby, North Carolina, US	Owned	LCP, Compounding
Suzano, Brazil(1)	Leased	Compounding
Ulsan, South Korea	Owned by Korea Engineering Plastics Co., Ltd.(6)	POM
Wilmington, North Carolina, US	Owned by Fortron Industries LLC(6)	Polyphenylene sulfide
Winona, Minnesota, US	Owned	LFRT
Consumer Specialties
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	Sorbates, Sunett® sweetener, Qorus™ sweetener system
Kunming, China	Leased by Kunming Cellulose Fibers Co. Ltd.(7)	Acetate tow
Lanaken, Belgium	Owned	Acetate tow
Nantong, China	Owned by Nantong Cellulose Fibers Co. Ltd.(8)	Acetate tow, Acetate flake
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Ocotlán, Mexico	Owned	Acetate tow, Acetate flake
Spondon, Derby, United Kingdom(4)	Owned	Acetate film
Zhuhai, China	Leased by Zhuhai Cellulose Fibers Co. Ltd.(9)	Acetate tow

Site	Leased/Owned	Products/Functions
Industrial Specialties
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Edmonton, Alberta, Canada	Owned	Low-density polyethylene resins, Ethylene vinyl acetate
Enoree, South Carolina, US	Owned	Conventional emulsions, Vinyl acetate ethylene ("VAE") emulsions
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	Conventional emulsions, VAE emulsions
Geleen, Netherlands	Owned	VAE emulsions
Meredosia, Illinois, US	Owned	Conventional emulsions, VAE emulsions
Nanjing, China(2)	Owned	Conventional emulsions, VAE emulsions
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
Tarragona, Spain(1)	Leased	Conventional emulsions
Tarragona, Spain	Owned	VAE emulsions
Acetyl Intermediates
Bay City, Texas, US(1)	Leased	Vinyl acetate monomer ("VAM")
Bishop, Texas, US	Owned	Formaldehyde
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate
Clear Lake, Texas, US	Owned	Acetic acid, VAM
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(6)	Acetaldehyde, VAM, Butyl acetate
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Nanjing, China(2)	Owned	Acetic acid, Acetic anhydride, VAM, Ethanol
Pardies, France	Owned	Site is no longer operating
Roussillon, France(1)	Leased	Site is no longer operating
Tarragona, Spain(5)	Owned by Complejo Industrial Taqsa AIE(10)	Site is no longer operating
__________________________

(1)	Celanese owns the assets on this site and leases the land through the terms of a long-term land lease.

(2)
Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site. Celanese also owns the land through "land use right grants" for 46 to 50 years with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(3)	Multiple Celanese business segments conduct operations at the Frankfurt Hoechst Industrial Park located in Frankfurt am Main, Germany.

(4)	Celanese no longer manufactures acetate tow and acetate flake at the Spondon, Derby, United Kingdom site as of December 31, 2012.

(5)	Celanese owns the assets on this site and shares ownership in the land. Celanese's ownership percentage in the land is 15%.

(6)	A Celanese equity method investment.

(7)	A Celanese cost method investment. Kunming Cellulose Fibers Co. Ltd. owns the assets on this site and leases the land from China National Tobacco Corporation.

(8)
A Celanese cost method investment. Nantong Cellulose Fibers Co. Ltd. owns the assets on this site and the land through "land use right grants" with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(9)	A Celanese cost method investment. Zhuhai Cellulose Fibers Co. Ltd. owns the assets on this site and leases the land from China National Tobacco Corporation.

(10)	A Celanese cost method investment.

Item 3.  Legal Proceedings
See Note 16 - Environmental and Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of environmental matters and commitments and contingencies related to legal and regulatory proceedings.
Item 4.  Mine Safety Disclosures
None.
Executive Officers of the Registrant
The names, ages and biographies of our executive officers as of February 6, 2015 are as follows:

Name	Age	Position
Mark C. Rohr	63	Chairman of the Board of Directors and Chief Executive Officer, President
Christopher W. Jensen	48	Senior Vice President, Finance and Interim Chief Financial Officer
Lori A. Johnston	50	Senior Vice President, Human Resources
Gjon N. Nivica, Jr.	50	Senior Vice President and General Counsel
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
Christopher W. Jensen has served as our Senior Vice President, Finance since April 2011 and as our Interim Chief Financial Officer since May 2014. From August 2010 to April 2011, Mr. Jensen served as our Senior Vice President, Finance and Treasurer. Prior to August 2010, Mr. Jensen served as our Vice President and Corporate Controller from March 2009 to July 2010. From May 2008 to February 2009, he served as Vice President of Finance and Treasurer. In his current capacity, Mr. Jensen has global responsibility for corporate finance, treasury operations, insurance risk management, pensions, global business services, corporate accounting, tax and general ledger accounting. Mr. Jensen was previously the Assistant Corporate Controller from March 2007 through April 2008, where he was responsible for SEC reporting, internal reporting, and technical accounting. In his initial role at Celanese from October 2005 through March 2007, he built and directed the Company's technical accounting function. From August 2004 to October 2005, Mr. Jensen worked in the inspections and registration division of the Public Company Accounting Oversight Board. He spent 13 years of his career at PricewaterhouseCoopers LLP, an assurance, tax and advisory services firm, in various positions in both the auditing and mergers & acquisitions groups. Mr. Jensen earned bachelor's and master's degrees in accounting from Brigham Young University and is a Certified Public Accountant.
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
Gjon N. Nivica, Jr. has served as our Senior Vice President and General Counsel since April 2009 and served as our Corporate Secretary from April 2009 to February 2014. Mr. Nivica previously served as Deputy General Counsel to Honeywell International Inc., a global technology and manufacturing leader, and Vice President and General Counsel of the Honeywell

Transportation Systems business group from 2005 to 2009. Prior to that time, he was the Vice President and General Counsel of Honeywell Aerospace Electronic Systems from 2002 to 2005 and of Honeywell Engines Systems and Services from 1996 to 2002. Mr. Nivica began his career in 1989 as a corporate associate in the Los Angeles office of Gibson, Dunn & Crutcher, a global law firm, where he specialized in acquisitions, divestitures and general corporate and securities work, before becoming Mergers & Acquisitions Senior Counsel to AlliedSignal Aerospace Inc. from 1994 to 1996. Mr. Nivica received his J.D., magna cum laude, from Boston University Law School.
PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Series A common stock, par value $0.0001 per share ("Common Stock") has traded on the New York Stock Exchange ("NYSE") under the symbol "CE" since January 21, 2005. The closing sale price of our Common Stock, as reported by the NYSE, on February 2, 2015 was $53.41. The following table sets forth the high and low intraday sales prices per share of our Common Stock, as reported by the NYSE, and the dividends declared per share on our Common Stock for the periods indicated.

	Price Range		Dividends Declared
	High	Low
	(In $ per share)
2014
Quarter ended March 31, 2014	56.21	48.78	0.180
Quarter ended June 30, 2014	65.17	54.48	0.250
Quarter ended September 30, 2014	66.35	57.57	0.250
Quarter ended December 31, 2014	63.28	49.42	0.250
2013
Quarter ended March 31, 2013	50.68	42.03	0.075
Quarter ended June 30, 2013	51.58	41.55	0.090
Quarter ended September 30, 2013	53.00	44.49	0.180
Quarter ended December 31, 2013	58.56	51.21	0.180
Holders
No shares of Celanese's Series B common stock and no shares of Celanese's 4.25% convertible perpetual preferred stock are issued and outstanding. As of February 2, 2015, there were 33 holders of record of our Common Stock. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 50,035 beneficial holders.
Dividend Policy
Our Board of Directors has a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Common Stock as determined in its sole discretion. Our Board of Directors may, at any time, modify or revoke our dividend policy on our Common Stock.
On February 6, 2015, we declared a cash dividend of $0.25 per share on our Common Stock amounting to $38 million. The cash dividend was for the period from November 1, 2014 to January 31, 2015 and will be paid on February 27, 2015 to holders of record as of February 17, 2015.
The amount available to us to pay cash dividends is restricted by our existing senior credit facility and our indentures governing our senior unsecured notes. See Note 14 - Debt in the accompanying consolidated financial statements for further information. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

Celanese Purchases of its Equity Securities
Information regarding repurchases of our Common Stock during the three months ended December 31, 2014 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
October 1 - 31, 2014	192,580	$58.02	164,800	$490,000,000
November 1 - 30, 2014	468,128	$59.25	468,128	$463,000,000
December 1 - 31, 2014	199,796	$60.78	190,259	$451,000,000
Total	860,504		823,187
___________________________

(1)
Includes 27,780 and 9,537 for October and December 2014, respectively, related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors has authorized the aggregate repurchase of $1.4 billion of our Common Stock since February 2008.
See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.
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
Comparison of Cumulative Total Return

Cumulative Total Return to Stockholders

Summary Returns				
	CE	S&P500	S&P 500 Chemicals	S&P 500 Specialty Chemicals
6-Month	(7.0%)	4.3%	(0.2%)	10.0%
1-Year	10.2%	11.4%	8.4%	21.4%
2-Year	38.2%	44.4%	39.9%	62.6%
3-Year	39.9%	63.7%	69.0%	125.8%
4-Year	51.4%	63.7%	63.3%	136.5%
5-Year	94.9%	105.1%	117.1%	205.5%

350.00%
300.00%
250.00%
200.00%
150.00%
100.00%
50.00%
0.00%
01/01/10
01/01/11
01/01/12
12/31/12
12/31/13
12/31/14
Celanese
S&P500
S&P 500 Chemicals
S&P 500 Specialty Chemicals

This comparison is based on a return assuming $100 invested January 1, 2010 in Celanese Corporation Common Stock and the S&P 500 Composite Index, the S&P 500 Chemicals Index and the S&P 500 Specialty Chemicals Index, assuming the reinvestment of all dividends

Recent Sales of Unregistered Securities
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
Item 6. Selected Financial Data
The balance sheet data as of December 31, 2014 and 2013 and the statements of operations data for the years ended December 31, 2014, 2013 and 2012, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2012, 2011 and 2010 and the statements of operations data for the years ended December 31, 2011 and 2010 set forth below were derived from previously issued financial statements, adjusted for applicable discontinued operations and a change in accounting policy for defined benefit pension plans and other postretirement benefit plans.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In $ millions, except per share data)
Statement of Operations Data
Net sales	6,802	6,510	6,418	6,763	5,918
Other (charges) gains, net	15	(158)	(14)	(48)	(46)
Operating profit (loss)	758	1,508	175	402	398
Earnings (loss) from continuing operations before tax	941	1,609	321	467	433
Earnings (loss) from continuing operations	627	1,101	376	426	361
Earnings (loss) from discontinued operations	(7)	—	(4)	1	(49)
Net earnings (loss) attributable to Celanese Corporation	624	1,101	372	427	312
Earnings (loss) per common share
Continuing operations — basic	4.07	6.93	2.37	2.72	2.31
Continuing operations — diluted	4.04	6.91	2.35	2.68	2.28
Balance Sheet Data (as of the end of period)
Total assets	8,818	9,018	9,000	8,518	8,281
Total debt	2,745	3,064	3,098	3,017	3,218
Total Celanese Corporation stockholders' equity	2,818	2,699	1,730	1,341	926
Other Financial Data
Depreciation and amortization	290	305	308	298	287
Capital expenditures(1)	681	408	339	364	222
Dividends paid per common share(2)	0.93	0.53	0.27	0.22	0.18
________________________

(1)
Amounts include accrued capital expenditures. Amounts do not include capital expenditures related to capital lease obligations or capital expenditures related to the relocation and expansion of our POM plant in Kelsterbach. See Note 25 - Supplemental Cash Flow Information and Note 28 - Plant Relocation in the accompanying consolidated financial statements for further information.

(2)
Annual dividends for the year ended December 31, 2014 consist of one quarterly dividend payment of $0.18 per share and three quarterly dividend payments of $0.25 per share. Annual dividends for the year ended December 31, 2013 consist of one quarterly dividend payment of $0.075 per share, one quarterly dividend payment of $0.09 per share and two quarterly dividend payments of $0.18 per share. See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

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

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce or maintain current levels of production costs and to improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	market acceptance of our technology;

•	the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to the Company;

•	changes in the degree of intellectual property and other legal protection afforded to our products or technologies, or the theft of such intellectual property;

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
Overview
We are a global technology and specialty materials company. We are one of the world's largest producers of acetyl products, which are intermediate chemicals, for nearly all major industries, as well as a leading global producer of high performance engineered polymers that are used in a variety of high-value applications. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including paints and coatings, textiles, automotive applications, consumer and medical applications, performance industrial applications, filtration applications, paper and packaging, chemical additives, construction, consumer and industrial adhesives, and food and beverage applications. Our products enjoy leading global positions due to our large global production capacity, operating efficiencies, proprietary production technology and competitive cost structures.
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
2014 Highlights

•
We received The American Composites Manufacturers Association's Most Creative Composites Application Award for "Excellence in the Design Category" for high-performance carbon fiber strands used in overhead conductors.

•	We introduced a family of low-friction and low-wear thermoplastic polymers for medical devices that enables the device to operate smoothly providing a high degree of patient comfort and consistency.

•
We opened a new sales center in Istanbul, Turkey to support customer growth of our intermediate chemistry, engineered materials and emulsion polymers businesses in Turkey and the greater European region.

•	We announced the formation of a Commercial and Technology Center in Mexico to support the growth of global customers, particularly in Latin America, and to advance technical capabilities.

•	We signed a letter of intent with Setsunakasei Co. Ltd. ("Setsunan") to compound our engineered polymers in Setsunan's Japanese facilities.

•	We increased our share repurchase authorization to $500 million. As of December 31, 2014, we had $451 million remaining under the repurchase authorization.

•
Celanese US issued €300 million of 3.250% senior unsecured notes due 2019. Celanese US also redeemed on October 15, 2014 its $600 million 6.625% senior unsecured notes due 2018 and amended its existing senior secured credit facilities.

•
We acquired substantially all of the assets of Cool Polymers, Inc., based in North Kingstown, Rhode Island. The acquisition will accelerate our entry into thermally conductive polymers by building on Cool Polymers, Inc.'s polymer formulation expertise, application development capabilities and strong product portfolio.

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

•
We launched a uniquely low-friction and low-wear grade of acetal copolymer. This compound enables the production of injection molded parts with a very low coefficient of friction and wear rate, reducing energy loss, heat generation and noise in mechanical systems for industrial, transportation and consumer products and applications.

•	We received a corporate family rating upgrade from Moody's Investors Service to Ba1 from Ba2.

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

•
We opened our Commercial Technology Center in Seoul, Republic of Korea. The research and development center will support customer growth in South Korea and advance the technical capabilities of our product portfolio.

•
We expanded our compounding capabilities at our integrated chemical complex in Nanjing, China, to include polyphenylene sulfide ("PPS"). PPS is used to replace metals and thermosets in applications spanning the automotive, electronics and aerospace industries.

•
We announced the expansion of our Florence, Kentucky facility to add compounding process lines to support demand for our engineered materials business. The unit is expected to be operational in the second quarter of 2015.

•	We announced the expansion of our Suzano, Brazil facility to include long-fiber reinforced thermoplastics production by mid-2015 to serve customers in Brazil and Latin America.

•
We announced our intent to construct a vinyl acetate ethylene ("VAE") emulsions unit in Southeast Asia. The unit will allow us to better serve customers with high-end applications in the architectural coatings, building and construction, carpet and paper industries. The unit is expected to begin production by the end of 2016.

•
We increased our quarterly Series A common stock, par value $0.0001 per share ("Common Stock") cash dividend by 39%, from $0.72 to $1.00 per share of Common Stock on an annual basis. This increased our dividend payout ratio to approximately 20%.

•
We formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which we own 50% of Fairway, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. We received the final greenhouse gas permit from the US Environmental Protection Agency for the methanol unit and began construction. The planned methanol facility will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015.

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

Results of Operations
Financial Highlights

	Year Ended December 31,
	2014	2013	2012
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	6,802	6,510	6,418
Gross profit	1,616	1,365	1,181
Selling, general and administrative ("SG&A") expenses	(758)	(311)	(830)
Other (charges) gains, net	15	(158)	(14)
Operating profit (loss)	758	1,508	175
Equity in net earnings of affiliates	246	180	242
Interest expense	(147)	(172)	(185)
Refinancing expense	(29)	(1)	(3)
Dividend income - cost investments	116	93	85
Earnings (loss) from continuing operations before tax	941	1,609	321
Earnings (loss) from continuing operations	627	1,101	376
Earnings (loss) from discontinued operations	(7)	—	(4)
Net earnings (loss)	620	1,101	372
Net earnings (loss) attributable to Celanese Corporation	624	1,101	372
Other Data
Depreciation and amortization	290	305	308
SG&A expenses as a percentage of Net sales	11.1%	4.8%	12.9%
Operating margin(1)	11.1%	23.2%	2.7%
Other (charges) gains, net
Employee termination benefits	(7)	(23)	(6)
Kelsterbach plant relocation	—	(13)	(7)
Plumbing actions	—	—	5
Asset impairments	—	(81)	(8)
Plant/office closures	2	(33)	—
Commercial disputes	11	(8)	2
Other	9	—	—
Total Other (charges) gains, net	15	(158)	(14)
_____________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2014	2013
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	780	984

Short-term borrowings and current installments of long-term debt - third party and affiliates	137	177
Long-term debt	2,608	2,887
Total debt	2,745	3,064

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Volume	Price	Currency	Other	Total
	(In percentages)
Advanced Engineered Materials	9	(1)	—	—	8
Consumer Specialties	(5)	1	—	—	(4)
Industrial Specialties	1	5	—	—	6
Acetyl Intermediates	(3)	11	—	—	8
Total Company	—	6	—	(1)	5
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Volume	Price	Currency	Other	Total
	(In percentages)
Advanced Engineered Materials	5	1	1	—	7
Consumer Specialties	(4)	6	—	—	2
Industrial Specialties	(1)	(3)	2	—	(2)
Acetyl Intermediates	1	(2)	1	—	—
Total Company	—	—	1	—	1
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Service cost	(8)	(4)	(3)	(5)	(4)	(24)
Interest cost and expected return on plan assets	—	—	—	—	18	18
Amortization of prior service credit(1)	(24)	(15)	(7)	(14)	(12)	(72)
Recognized actuarial (gain) loss(2)	—	—	—	—	454	454
Curtailment / settlement (gain) loss(3)	(6)	(3)	(11)	(4)	(2)	(26)
Total	(38)	(22)	(21)	(23)	454	350
______________________________

(1)	Primarily relates to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.

(2)
Relates to a decrease in the weighted average discount rate used to determine benefit obligations from 4.6% to 3.7% and a loss of $52 million reflecting the incorporation of the RP-2014 mortality tables into the actuarial assumptions for the US qualified pension plans as of December 31, 2014.

(3)	Primarily relates to actions taken in 2014 to offer a limited-time, voluntary buyout to certain participants of the Company's US qualified defined benefit pension plan with a vested benefit.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Cost of sales	(22)	(18)	(8)	(11)	36	(23)
SG&A expenses	(12)	(3)	(11)	(6)	411	379
Research and development expenses	(4)	(1)	(2)	(6)	7	(6)
Total	(38)	(22)	(21)	(23)	454	350
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Service cost	2	1	2	1	1	7
Interest cost and expected return on plan assets	—	—	—	—	(37)	(37)
Amortization of prior service credit(1)	(5)	(3)	(1)	(3)	(2)	(14)
Recognized actuarial (gain) loss(2)	—	—	—	—	(493)	(493)
Curtailment / settlement (gain) loss(3)	(21)	(12)	4	(12)	(11)	(52)
Total	(24)	(14)	5	(14)	(542)	(589)
______________________________

(1)	Primarily relates to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.

(2)	Primarily relates to an increase in the weighted average discount rate used to determine benefit obligations from 3.8% to 4.6%.

(3)	Primarily relates to actions taken in 2013 on certain pension plans in the US, the United Kingdom and Canada.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Cost of sales	(14)	(11)	(2)	(7)	(39)	(73)
SG&A expenses	(7)	(2)	7	(3)	(495)	(500)
Research and development expenses	(3)	(1)	—	(4)	(8)	(16)
Total	(24)	(14)	5	(14)	(542)	(589)
See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Consolidated Results – Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Net sales increased $292 million, or 4.5%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to higher vinyl acetate monomer ("VAM") and acetic acid pricing in our Acetyl Intermediates segment and higher volume globally in our Advanced Engineered Materials segment fueled by growth in automotive, medical and industrial applications.
Selling, general and administrative expenses increased $447 million, or 143.7%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to an increase in pension and other postretirement plan net periodic benefit cost of $379 million, higher functional and project spending of $43 million and an increase in incentive compensation costs of $25 million.
Other (charges) gains, net changed $173 million, or 109.5%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to $138 million of lower charges in our Acetyl Intermediates segment. The lower charges were a result of the impact of permanent capacity reductions in Europe in December 2013. Accordingly, we recorded $20 million of employee termination benefits, $33 million of contract termination costs and $34 million of long-lived asset impairment losses during the three months ended December 31, 2013. We also recorded long-lived asset impairment losses of $46 million related to our Singapore acetic acid production unit during that period. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information.
Operating profit decreased $750 million, or 49.7%, for the year ended December 31, 2014 compared to the same period in 2013 reflective of an increase in Selling, general and administrative expenses and the recognition of a gain of $742 million during the three months ended December 31, 2013, which represented the deferred proceeds in excess of divested assets as a result of the 2006 settlement agreement with the Frankfurt, Germany Airport ("Fraport") to move our German polyacetal ("POM") operations. The proceeds were included in our Advanced Engineered Materials segment. See Note 28 - Plant Relocation in the accompanying consolidated financial statements for further information. The decrease was partially offset by higher VAM and acetic acid pricing in our Acetyl Intermediates segment, as well as the impact of permanent capacity reductions in Europe in December 2013. Operating margin for the year ended December 31, 2014 decreased to 11.1 % from 23.2 % in 2013.
Equity in net earnings of affiliates increased $66 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to a $48 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014 and an increase in equity investment earnings of $13 million from our Polyplastics Co., Ltd. ("Polyplastics") strategic affiliate. Our equity investment in InfraServ GmbH & Co. Hoechst KG is owned primarily by an entity included in Other Activities.
Our effective income tax rate for the year ended December 31, 2014 was 33% compared to 32% for the year ended December 31, 2013.
We begin 2015 with a strong core business and specific productivity initiatives that will help mitigate some of the anticipated volatility in the macroeconomic environment. Our focus will be on the things we can control such as energy savings, efficiencies in plant operations and increased alignment of our applications and product development pipeline to fit our customers' needs and growth. These initiatives combined with our underlying business should contribute to earnings in 2015.
Consolidated Results – Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Net sales increased $92 million, or 1.4%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to higher volume in our Advanced Engineered Materials segment resulting from increased penetration in automotive applications in the Americas and Asia and targeted growth programs within Asia for our consumer and industrial applications.
Selling, general and administrative expenses decreased $519 million, or 62.5%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to a decrease in pension and other postretirement plan net periodic benefit cost of $500 million.
Other (charges) gains, net changed $144 million, or 1,028.6%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to $141 million of higher expenses in our Acetyl Intermediates segment primarily related to the closure of our acetic anhydride facility in Roussillon, France and our VAM facility in Tarragona, Spain, as well as long-lived impairment losses related to our Singapore acetic acid production unit. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information.
Operating profit increased $1,333 million, or 761.7%, for the year ended December 31, 2013 compared to the same period in 2012 reflective of increased Net sales, decreased Selling, general and administrative expenses and the December 2013 recognition of a gain of $742 million, which represented the deferred proceeds in excess of divested assets as a result of the 2006 settlement agreement with Fraport to move our German POM operations.
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

Business Segments
Advanced Engineered Materials

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
	(In $ millions, except percentages)
Net sales	1,459	1,352	107	1,352	1,261	91
Net Sales Variance
Volume	9%			5%
Price	(1)%			1%
Currency	—%			1%
Other	—%			—%
Other (charges) gains, net	(1)	(13)	12	(13)	(2)	(11)
Operating profit (loss)	221	904	(683)	904	95	809
Operating margin	15.1%	66.9%		66.9%	7.5%
Equity in net earnings (loss) of affiliates	161	148	13	148	190	(42)
Depreciation and amortization	106	110	(4)	110	113	(3)
Our Advanced Engineered Materials segment includes our engineered materials business and certain strategic affiliates. Our engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for automotive and medical applications, as well as industrial products and consumer electronics. Together with our strategic affiliates, our engineered materials business is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are polyoxymethylene, also commonly known as POM, Ultra-high molecular weight polyethylene ("UHMW-PE"), polybutylene terephthalate ("PBT"), long-fiber reinforced thermoplastics ("LFRT") and liquid crystal polymers ("LCP"). POM, LFRT and PBT are used in automotive and medical applications as well as consumer electronics, appliances and industrial products. UHMW-PE, sold under the GUR® trademark, is used in battery separators, conveyor belts, filtration equipment, coatings and medical applications. Primary end uses for LCP are electrical applications or products and consumer electronics. PPS, sold under the Fortron® brand, is a key product of Fortron Industries LLC, one of our strategic affiliates. PPS is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Advanced Engineered Materials' net sales increased $107 million, or 7.9%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to higher volume globally, partially offset by lower pricing for POM and GUR® due to shifts in product and geographic sales mix. In Europe, volume increased due to strong growth in nearly all product lines. Volume in the Americas increased primarily driven by growth in POM in automotive applications and GUR® in medical and industrial applications. In Asia, volume increased across all product lines resulting from targeted customer focus and the implementation of growth strategies.
Operating profit decreased $683 million, or 75.6%, for the year ended December 31, 2014 compared to the same period in 2013 primarily driven by the recognition of a gain of $742 million during the three months ended December 31, 2013, which represents the deferred proceeds in excess of divested assets as a result of the 2006 settlement agreement with Fraport to move our German POM operations. Lower pricing, a $16 million negative impact from inventory build in the same period in 2013 in response to a planned turnaround during the three months ended September 30, 2014 and higher expenses of $11 million related to plant maintenance also contributed to decreased operating profit. These decreases were partially offset by higher volume and lower net periodic benefit cost of $38 million for the year ended December 31, 2014 compared to the same period in 2013. Operating profit also benefited from an increase of $12 million from Other (charges) gains, net for the year ended December 31, 2014 compared to the same period in 2013. The positive impact of Other (charges) gains, net primarily reflects a decrease in costs associated with the relocation and expansion of our German POM operations.
Equity in net earnings (loss) of affiliates increased $13 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to an increase in equity investment earnings of $13 million from our Polyplastics strategic affiliate. Equity investment earnings for Polyplastics increased as a result of higher volume, lower turnaround expenses and lower restructuring charges related to one of their affiliates.
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Advanced Engineered Materials' net sales increased $91 million, or 7.2%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to increased POM and LFRT volume resulting from increased penetration in automotive applications in the Americas and Asia. Volume in Asia also improved across all product lines due to targeted growth programs in consumer and industrial applications. Higher pricing and product mix, mainly for medical applications, also contributed to the increase in net sales for the year ended December 31, 2013.
Operating profit increased $809 million, or 851.6%, for the year ended December 31, 2013 compared to the same period in 2012 primarily driven by the recognition of a gain of $742 million, which represents the deferred proceeds in excess of divested assets as a result of the 2006 settlement agreement with Fraport to move our German POM operations. A decrease in net periodic benefit cost of $24 million also contributed to the increase in operating profit. Increased volume, a shift in product mix to higher margin medical applications and slightly lower raw material costs also contributed to increased operating profit. These changes were partially offset by higher energy costs of $21 million resulting from higher prices and usage and an $11 million negative impact from Other (charges) gains, net for the year ended December 31, 2013 as compared to the same period in 2012. The negative impact of Other (charges) gains, net primarily reflects an increase of $6 million in costs associated with the relocation and expansion of our German POM operations and a 2012 $4 million legal reserve reduction associated with plumbing actions.
Equity in net earnings (loss) of affiliates decreased $42 million for the year ended December 31, 2013 compared to the same period in 2012 primarily due to decreases in equity investment earnings from our Ibn Sina and Polyplastics strategic affiliates of $19 million and $18 million, respectively. The decrease in Ibn Sina equity investment earnings was largely the result of the timing of turnaround activity, lower methyl tertiary-butyl ether pricing and lower sales volume. Polyplastics' equity investment earnings decreased due to slightly lower pricing, higher turnaround and sales expenses and restructuring charges related to one of their affiliates.
Consumer Specialties

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
	(In $ millions, except percentages)
Net sales	1,160	1,214	(54)	1,214	1,186	28
Net Sales Variance
Volume	(5)%			(4)%
Price	1%			6%
Currency	—%			—%
Other	—%			—%
Other (charges) gains, net	16	—	16	—	(4)	4
Operating profit (loss)	388	346	42	346	251	95
Operating margin	33.4%	28.5%		28.5%	21.2%
Equity in net earnings (loss) of affiliates	9	3	6	3	6	(3)
Dividend income - cost investments	115	92	23	92	83	9
Depreciation and amortization	43	41	2	41	45	(4)
Our Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. Our cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filtration applications. Our food ingredients business is a leading international supplier of premium quality ingredients for the food and beverage and pharmaceuticals industries and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid. Our food ingredients business produces and sells the Qorus™ sweetener system and Sunett® high intensity sweeteners.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Net sales decreased $54 million, or 4.4%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to lower acetate tow volume globally and lower acetate flake pricing under a legacy contract. These were slightly offset by a 6% increase in acetate tow pricing reflecting favorable shifts in customer mix, higher acetate flake volume and higher volume in our food ingredients business primarily related to sorbates.
Operating profit increased $42 million, or 12.1%, for the year ended December 31, 2014 compared to the same period in 2013, despite lower net sales, primarily due to favorable acetate tow pricing as well as lower raw material and energy costs of $43 million as a result of productivity initiatives in our cellulose derivatives business. Operating profit was also favorably impacted by a decrease in net periodic benefit cost of $22 million. An increase in Other (charges) gains, net of $16 million primarily due to an arbitration award against a former utility operator at our cellulose derivatives manufacturing facility in Narrows, Virginia also contributed to the increase in operating profit.
Dividend income from cost investments increased $23 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to higher earnings from our cellulose derivatives ventures resulting from higher volume and acetate tow pricing as well as lower energy costs.
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Net sales increased $28 million, or 2.4%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to higher pricing in the cellulose derivatives business partially offset by lower volume in both the cellulose derivatives and food ingredients businesses. Acetate tow pricing increased 8% across all regions while volume declined due to the cessation of manufacturing of acetate flake and acetate tow at our Spondon, United Kingdom facility in November 2012.
Operating profit increased $95 million, or 37.8%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to the increase in acetate tow pricing and a $57 million favorable impact from the cessation of production of acetate flake and acetate tow at our Spondon, Derby, United Kingdom facility in November 2012, including lower energy and plant costs. A decrease in net periodic benefit cost of $14 million contributed to the increase in operating profit.
Industrial Specialties

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
	(In $ millions, except percentages)
Net sales	1,224	1,155	69	1,155	1,184	(29)
Net Sales Variance
Volume	1%			(1)%
Price	5%			(3)%
Currency	—%			2%
Other	—%			—%
Other (charges) gains, net	(1)	(4)	3	(4)	—	(4)
Operating profit (loss)	76	64	12	64	86	(22)
Operating margin	6.2%	5.5%		5.5%	7.3%
Depreciation and amortization	48	52	(4)	52	55	(3)
Our Industrial Specialties segment includes our emulsion polymers and EVA polymers businesses. Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, Duroset®, TufCOR® and Avicor®. Our EVA polymers business is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate ("EVA") resins and compounds as well as select grades of low-density polyethylene. Sold under the Ateva® and VitalDose® brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical tubing, automotive parts and carpeting.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Net sales increased $69 million, or 6.0%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to higher pricing and volume. In our emulsion polymers business, pricing increased primarily due to higher raw material costs for VAM in Europe, Asia and North America. Volume increases were driven by a targeted strategy in Asia, primarily in adhesive and construction products and paints and coatings products, and by higher demand in Europe.
Operating profit increased $12 million, or 18.8%, for the year ended December 31, 2014 compared to the same period in 2013 primarily attributable to higher pricing and volume. Operating profit benefited from increased pricing and volume in our emulsion polymers business and a decrease in net periodic benefit cost of $21 million. These increases were partially offset by higher raw material prices, primarily VAM, of $65 million in our emulsion polymers business across all regions.
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Net sales decreased $29 million, or 2.4%, for the year ended December 31, 2013 compared to the same period in 2012 primarily reflecting lower pricing for both the emulsion polymers and EVA polymers businesses partially offset by favorable currency impacts resulting from a strong Euro and Chinese Renminbi to the US dollar. Lower pricing in our emulsion polymers business was driven by lower raw material costs across all regions, primarily VAM in Europe and Asia and ethylene in North America. Lower pricing across all product lines in our EVA polymers business was driven by lower raw material costs, primarily ethylene, lower demand in Asia and North America as well as strong supply into several end-use applications, including hot melt adhesives and photovoltaic cells.
Operating profit decreased $22 million, or 25.6%, for the year ended December 31, 2013 compared to the same period in 2012 reflecting lower pricing in our EVA polymers businesses and an increase in net periodic benefit cost of $5 million.
Acetyl Intermediates

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
	(In $ millions, except percentages)
Net sales	3,493	3,241	252	3,241	3,231	10
Net Sales Variance
Volume	(3)%			1%
Price	11%			(2)%
Currency	—%			1%
Other	—%			—%
Other (charges) gains, net	(3)	(141)	138	(141)	—	(141)
Operating profit (loss)	558	153	405	153	269	(116)
Operating margin	16.0%	4.7%		4.7%	8.3%
Equity in net earnings (loss) of affiliates	20	5	15	5	11	(6)
Depreciation and amortization	81	86	(5)	86	80	6
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
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Net sales increased $252 million, or 7.8%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to higher VAM pricing resulting from permanent capacity reductions in Europe and planned and unplanned industry outages, slightly offset by lower volume. Net sales also benefited from higher acetic acid pricing resulting from planned and unplanned industry outages, as well as higher acetic anhydride pricing.
Operating profit increased $405 million, or 264.7%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to higher VAM, acetic acid and acetic anhydride pricing. Operating profit also benefited from the impact of permanent capacity reductions in Europe in December 2013. Accordingly, we recorded $20 million of employee termination benefits, $33 million of contract termination costs and $34 million of long-lived asset impairment losses to fully write-off the related property, plant and equipment during the year ended December 31, 2013, which did not recur during the year ended December 31, 2014. Long-lived asset impairment losses of $46 million were also recorded during the year ended December 31, 2013 to fully write-off the property, plant and equipment at our Singapore acetic acid production unit. Operating profit was also impacted by a decrease in net periodic benefit cost of $23 million. The increase in operating profit was partially offset by lower volume and higher raw material costs of $98 million, primarily ethylene and purchased materials for VAM and acetic acid, as well as a $12 million loss as a result of damages in connection with a settlement of a claim by a raw materials supplier.
Equity in net earnings (loss) of affiliates increased $15 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to a $13 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Net sales increased $10 million, or 0.3%, for the year ended December 31, 2013 compared to the same period in 2012 reflecting slightly higher volume due to muted demand, offset by pricing pressure on derivatives, particularly in Europe and Asia.
Operating profit decreased $116 million, or 43.1%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to the negative impact of Other (charges) gains, net of $141 million as a result of the closure of our acetic anhydride facility in Roussillon, France and our VAM facility in Tarragona, Spain in December 2013. Long-lived asset impairment losses of $46 million were also recorded during the three months ended December 31, 2013 to fully write-off the property, plant and equipment at our Singapore acetic acid production unit. Partially offsetting the negative impact of Other (charges) gains, net were increases to operating profit for the year ended December 31, 2013 compared to the same period in 2012 resulting from lower raw material costs, mainly ethylene, and a decrease to net periodic benefit cost of $14 million.
Other Activities

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
	(In $ millions)
Other (charges) gains, net	4	—	4	—	(8)	8
Operating profit (loss)	(485)	41	(526)	41	(526)	567
Equity in net earnings (loss) of affiliates	56	24	32	24	35	(11)
Depreciation and amortization	12	16	(4)	16	15	1
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with our financing activities and results of our captive insurance companies. Other Activities also includes the interest cost, expected return on assets and net actuarial gains and losses components of our net periodic benefit cost for our defined benefit pension plans and other postretirement plans, which are not allocated to our business segments.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Operating profit decreased $526 million, or 1,282.9%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to an increase in net periodic benefit cost of $454 million primarily recorded to Selling, general and administrative expenses. Selling, general and administrative expenses was also unfavorably impacted by higher functional and project spending of $43 million and an increase in incentive compensation costs of $25 million due to exceeding internal profitability targets.
Equity in net earnings (loss) of affiliates increased $32 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to a $29 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Operating profit increased $567 million, or 107.8%, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to a decrease in net periodic benefit cost of $542 million primarily recorded to Selling, general and administrative expenses and a decrease in Other (charges) gains, net of $8 million. Other (charges) gains, net was lower for the year ended December 31, 2013 primarily due to the absence of $9 million in insurance losses paid compared to the same period in 2012. These charges were offset in our Consumer Specialties segment in 2012.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of December 31, 2014 we have $900 million available for borrowing under our revolving credit facility and $21 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, in 2015. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.
In February 2014, we formed a joint venture, Fairway, with Mitsui, in which we own 50% of Fairway, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at our Clear Lake facility. As a result, the total shared capital and expense investment in the facility is estimated to be in the range of $875 million to $900 million, including $100 million of installed infrastructure. Our portion of the investment is estimated to be in the range of $350 million to $375 million, excluding the $100 million of previously invested assets at our Clear Lake facility. The planned methanol unit will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015.
Total cash outflows for capital expenditures, including the Fairway project, are expected to be in the range of $375 million to $400 million in 2015 primarily due to our portion of the investment in the construction of the Clear Lake methanol unit and additional investments in growth opportunities in our Advanced Engineered Materials and Industrial Specialties segments.
On a stand-alone basis, Celanese and its immediate 100% owned subsidiary, Celanese US, have no material assets other than the stock of their subsidiaries and no independent external operations of their own. Accordingly, they generally depend on the cash flow of their subsidiaries and their ability to pay dividends and make other distributions to Celanese and Celanese US in order to meet their obligations, including their obligations under senior credit facilities and senior notes and to pay dividends on Common Stock.
Cash Flows
Cash and cash equivalents as of December 31, 2014 were $780 million, a decrease of $204 million from December 31, 2013. As of December 31, 2014, $669 million of the $780 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no contemplated cash distributions that will result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not provided any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Cash flow provided by operating activities increased by $200 million for the year ended December 31, 2014 compared to the same period in 2013, with operating cash inflows increasing from $762 million to $962 million. Cash flow provided by operations for the year ended December 31, 2014 increased primarily as a result of stronger earnings performance, an increase in value-added tax refunds of $87 million and a $23 million increase in dividends received from our cellulose derivatives ventures. These favorable impacts were partially offset by an increase of $127 million in pension plan and other postretirement benefit plan contributions made during the year ended December 31, 2014 compared to the prior year and a $70 million increase in cash taxes paid.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Cash flow provided by operating activities increased by $40 million for the year ended December 31, 2013 compared to the same period in 2012. The increase in cash provided by operations was primarily the result of stronger earnings performance and a reduction in pension plan and other postretirement benefit plan contributions of $192 million made during the year ended December 31, 2013 compared to the prior year. These favorable impacts were partially offset by a decrease in dividends from our equity investments of $121 million primarily due to the absence of a $75 million cash dividend received from Polyplastics in 2012 as a result of an amendment to our joint venture and other related agreements and a $65 million increase in cash taxes paid.
Trade working capital is calculated as follows:

	As of December 31,
	2014	2013	2012
	(In $ millions)
Trade receivables, net	801	867	827
Inventories	782	804	711
Trade payables - third party and affiliates	(757)	(799)	(649)
Trade working capital	826	872	889

•	Net Cash Provided by (Used in) Investing Activities
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Net cash used in investing activities was $705 million and $422 million for the years ended December 31, 2014 and 2013, respectively. Cash outflows were primarily for capital expenditures of $424 million and $93 million for the years ended December 31, 2014 and 2013, respectively, relating to Fairway, as well as capital expenditures of $254 million and $277 million for the years ended December 31, 2014 and 2013, respectively, primarily related to capacity expansions and major investments to reduce future operating costs and improve plant reliability, as well as environmental and health and safety initiatives. Cash outflows also included the $10 million acquisition of substantially all of the assets of Cool Polymers, Inc. during the year ended December 31, 2014.
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Net cash used in investing activities was $422 million and $500 million for the years ended December 31, 2013 and 2012, respectively. Cash outflows were primarily for capital expenditures of $277 million and $349 million for the years ended December 31, 2013 and 2012, respectively, primarily related to capacity expansions, major investments to reduce future operating costs and improve plant reliability and environmental and health and safety initiatives. Cash outflows also included capital expenditures of $93 million and $12 million for the years ended December 31, 2013 and 2012, respectively, relating to Fairway and capital expenditures for our German POM plant relocation and expansion of $7 million and $49 million for the years ended December 31, 2013 and 2012, respectively. Cash outflows were partially offset by the $23 million acquisition of certain assets from Ashland Inc., including two product lines, Vinac® and Flexbond®, during the year ended December 31, 2012.

•	Net Cash Provided by (Used in) Financing Activities
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Net cash used in financing activities increased $89 million to $415 million for the year ended December 31, 2014 compared to $326 million for the year ended December 31, 2013. The increase in cash used in financing activities is primarily due to an increase in net repayments on short-term borrowings and long-term debt of $196 million primarily as a result of redeeming our $600 million 6.625% senior unsecured notes due 2018, partially offset by proceeds from an offering of €300 million 3.250% senior unsecured notes due 2019. Net cash used in financing activities was also impacted by an increase in stock repurchase transactions of $86 million and higher Common Stock cash dividends of $61 million. During the year ended December 31, 2014, we increased our Common Stock quarterly cash dividend rate from $0.18 to $0.25 per share. Cash outflows were partially offset by contributions of $264 million received from Mitsui during the year ended December 31, 2014 in exchange for ownership in Fairway.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Net cash flow for financing activities changed $375 million from a net cash inflow of $49 million for the year ended December 31, 2012 to a net cash outflow of $326 million for the year ended December 31, 2013. The increase in net cash used in financing activities was primarily due to an increase in net repayments on short-term borrowings and long-term debt of $144 million, an increase in stock repurchase transactions of $119 million, a reduction in proceeds from stock option exercises of $53 million and higher Common Stock dividends of $40 million. During the year ended December 31, 2013, we increased our Common Stock quarterly cash dividend rate from $0.075 to $0.18 per share.

In addition, exchange rates had an unfavorable impact of $46 million on cash and cash equivalents for the year ended December 31, 2014 and favorable impacts of $11 million and $6 million for the years ended December 31, 2013 and 2012, respectively.
Debt and Other Obligations

•	Senior Notes
We have outstanding senior unsecured notes issued in public offerings registered under the Securities Act of 1933, as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate	Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
3.250% Notes	September 2014	€300	3.250	April 15	October 15	October 15, 2019
4.625% Notes	November 2012	$500	4.625	March 15	September 15	November 15, 2022
5.875% Notes	May 2011	$400	5.875	June 15	December 15	June 15, 2021
The Senior Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The Senior Notes were issued under indentures (collectively, the "Indentures") among Celanese US, Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities ("Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors. The Indentures contain covenants, including, but not limited to, restrictions on our ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses. Celanese US may redeem some or all of each of the Senior Notes, prior to their respective maturity dates, at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the applicable indenture, plus accrued and unpaid interest, if any, to the redemption date.
On October 15, 2014, Celanese US redeemed its $600 million 6.625% senior unsecured notes due 2018 ("6.625% Notes") at a redemption price of 103.313% of the face amount for a total principal and premium payment of $620 million plus accrued interest of $20 million. Proceeds from the issuance of the 3.250% Notes were used to partially fund the redemption of the 6.625% Notes, as well as cash on hand. We recorded a loss on extinguishment of the 6.625% Notes of $24 million for the year ended December 31, 2014, which included the redemption premium of $20 million and accelerated amortization of deferred financing costs of $4 million.

•	Senior Credit Facilities
On September 24, 2014, Celanese US, Celanese and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US's existing senior secured credit facilities in order to amend and restate the amended credit agreement dated September 16, 2013 (as amended and restated by the 2014 amendment agreement, the "Amended Credit Agreement"). Under the Amended Credit Agreement, all of the US dollar denominated Term C-2 term loans and all but €28 million of the Euro-denominated Term C-2 term loans under the 2013 amended credit agreement were converted into, or refinanced by, the Term C-3 loan facility with an extended maturity date of October 2018. The non-extended portions of the Term C-2 loan facility continue to have a maturity date of October 2016. In addition, the maturity date of our revolving credit facility was extended to October 2018 and the facility was increased to $900 million. Accordingly, the Amended Credit Agreement consists of the Term C-2 loan facility, the Term C-3 loan facility and a $900 million revolving credit facility.
As of December 31, 2014, the margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR") and the margin for borrowings under the Term C-3 loan facility was 2.25% above London

Interbank Offered Rate ("LIBOR") (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable. As of December 31, 2014, the margin for borrowings under the revolving credit facility was 1.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the corporate credit ratings of Celanese or Celanese US.
Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. In addition, we pay quarterly commitment fees on the unused portion of the revolving credit facility of 0.25% per annum.
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
Our first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of December 31, 2014
Maximum	Estimate	Estimate, if Fully Drawn
3.90	0.64	1.21
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
We are in compliance with all of the covenants related to our debt agreements as of December 31, 2014.

•	Accounts Receivable Securitization Facility
As of December 31, 2014, the borrowing base under our US accounts receivable securitization facility was $135 million. The US accounts receivable securitization facility purchase agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. All of the transferred assets have been pledged to the administrator of the US accounts receivable securitization facility in support of its obligations under the purchase agreement. During the year ended December 31, 2014, we repaid $15 million of borrowings outstanding under the accounts receivable securitization facility using cash on hand. As of December 31, 2014, the outstanding amount of accounts receivable transferred under our US accounts receivable securitization facility was $197 million.
See Note 14 - Debt in the accompanying consolidated financial statements for further information.
Share Capital
Our Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Common Stock unless the Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by our Amended Credit Agreement and the Indentures.

Our Board of Directors approves changes in our Common Stock cash dividend rates. In April 2014, we increased our quarterly cash dividend by 39%, from $0.18 to $0.25 per share of Common Stock.
On February 6, 2015, we declared a quarterly cash dividend of $0.25 per share on our Common Stock amounting to $38 million. The cash dividend is for the period from November 1, 2014 to January 31, 2015 and will be paid on February 27, 2015 to holders of record as of February 17, 2015. Cash dividends to be paid in 2015 are expected to be slightly higher than the cash dividends paid in 2014 based on the number of outstanding shares as of December 31, 2014 and a quarterly cash dividend rate of $0.25.
Our Board of Directors has authorized the aggregate repurchase of $1.4 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2014, we spent $250 million on repurchased shares of our Common Stock. As of December 31, 2014, we had $451 million remaining under authorizations by our Board of Directors.
See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.
Contractual Debt and Cash Obligations
The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2014.

			Payments due by period
	Total		Less Than 1 Year	Years 2 & 3	Years 4 & 5	After 5 Years
	(In $ millions)
Fixed Contractual Debt Obligations
Senior notes	1,264		—	—	364	900
Term C-2 loan facility	34		—	34	—	—
Term C-3 loan facility	906		9	18	879
Interest payments on debt and other obligations	829	(1)	120	233	195	281
Capital lease obligations	260		16	37	48	159
Other debt	281	(2)	112	—	—	169
Total	3,574		257	322	1,486	1,509
Operating leases	372		65	97	53	157
Uncertain tax positions, including interest and penalties	218		59	—	—	159	(3)
Unconditional purchase obligations	3,427	(4)	586	766	946	1,129
Pension and other postretirement funding obligations	441	(5)	43	56	68	274
Environmental and asset retirement obligations	124		30	37	19	38
Total	8,156		1,040	1,278	2,572	3,266
______________________________

(1)	Future interest expense is calculated using the rate in effect on December 31, 2014.

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

(4)
Unconditional purchase obligations primarily represent the take-or-pay provisions included in certain long-term purchase agreements. We do not expect to incur material losses under these arrangements. These amounts also include other purchase obligations such as maintenance and service agreements, energy and utility agreements, consulting contracts, software agreements and other miscellaneous agreements and contracts, obtained via a survey of Celanese.

(5)	Excludes expected payments from nonqualified trusts related to nonqualified pension plans of $201 million.

Contractual Guarantees and Commitments
As of December 31, 2014, we have standby letters of credit of $79 million and bank guarantees of $8 million outstanding, which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements.
See Note 14 - Debt in the accompanying consolidated financial statements for a description of the guarantees under our Senior Notes and Amended Credit Agreement.

See Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of commitments and contingencies related to legal and regulatory proceedings.
Off-Balance Sheet Arrangements
We have not entered into any material off-balance sheet arrangements.
Market Risks
See Item 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.
Critical Accounting Policies and Estimates
Our consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.
We believe the following accounting policies and estimates are critical to understanding the financial reporting risks present in the current economic environment. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See Note 2 - Summary of Accounting Policies in the accompanying consolidated financial statements for further information.

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
In performing a quantitative analysis, recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved for each reporting unit. Use of a discounted cash flow model is common practice in assessing impairment in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. We may engage third-party valuation consultants to assist with this process. The valuation consultants assess fair value by equally weighting a combination of two market approaches (market multiple analysis and comparable transaction analysis) and the discounted cash flow approach. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying amount, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying amount. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.
Management tests other indefinite-lived intangible assets quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales projections beyond the last projected period assuming a constant WACC and low long-term growth rates.
See Note 11 - Goodwill and Intangible Assets, Net in the accompanying consolidated financial statements for further information.
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
See Note 10 - Property, Plant and Equipment, Net and Note 11 - Goodwill and Intangible Assets, Net in the accompanying consolidated financial statements for further information.

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
We regularly review our deferred tax assets for recoverability and establish a valuation allowance as needed. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature, and expected timing of reversal of taxable temporary differences is given little weight unless the reversal of taxable and deductible temporary differences coincide. Valuation allowances are established primarily on net operating loss carryforwards and other deferred tax assets in the US, Luxembourg, Spain, China, Singapore, the United Kingdom and Canada, as well as other foreign jurisdictions. We have appropriately reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.
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
See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.

•	Benefit Obligations
The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These assumptions include the discount rate, compensation levels, expected long-term rates of return on plan assets and trends in health care costs. In addition, actuarial consultants use factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic benefit cost recorded in future periods.
Pension assumptions are reviewed annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured. Assumptions are reviewed on a plan and country-specific basis by third-party actuaries and senior management. Such assumptions are adjusted as appropriate to reflect changes in market rates and outlook.
See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.

The estimated change in pension and postretirement net periodic benefit cost that would occur in 2015 from a change in the indicated assumptions are as follows:

	Change in Rate	Impact on Net Periodic Benefit Cost
		(In $ millions)
US Pension Benefits
Decrease in the discount rate	0.50%	(9)
Decrease in the long-term expected rate of return on plan assets(1)	0.50%	12
US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
Non-US Pension Benefits
Decrease in the discount rate	0.50%	—
Decrease in the long-term expected rate of return on plan assets	0.50%	2
Non-US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
______________________________

(1)	Excludes nonqualified pension plans.

•	Accounting for Commitments and Contingencies
We routinely assess the likelihood of any adverse judgments or outcomes to legal and regulatory proceedings, lawsuits, claims, and investigations, incidental to the normal conduct of our past and current business, as well as ranges of probable and reasonably estimable losses. Reasonable estimates involve judgments made by us after considering a broad range of information including: notifications, prior settlements, demands, which have been received from a regulatory authority or private party, estimates performed by independent consultants and outside counsel, available facts, identification of other potentially responsible parties and their ability to contribute, as well as prior experience. A determination of the amount of loss contingency required, if any, is recorded if probable and estimable after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter and as additional information becomes available. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, our litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to us from legal proceedings.
See Note 16 - Environmental and Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
Recent Accounting Pronouncements
See Note 3 - Accounting Pronouncements in the accompanying consolidated financial statements for information regarding recent accounting pronouncements.
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
See Note 2 - Summary of Accounting Policies in the accompanying consolidated financial statements for further information regarding our derivative and hedging instruments accounting policies related to financial market risk.
See Note 22 - Derivative Financial Instruments in the accompanying consolidated financial statements for further information regarding our market risk management and the related impact on our financial position and results of operations.

•	Interest Rate Swaps
In December 2014, we dedesignated as cash flow hedges the notional value of $500 million US dollar interest rate swap agreements expiring January 2, 2016, and a loss of $3 million was reclassified out of Accumulated other comprehensive income (loss), net, into Interest expense in the consolidated statements of operations during the three months ended December 31, 2014. Future mark-to-market adjustments on these dedesignated interest rate swap agreements will be recorded in Interest expense through their expiration. See Note 22 - Derivative Financial Instruments in the accompanying consolidated financial statements for further information.
As of December 31, 2014, we had $774 million, €178 million and CNY380 million of variable rate debt and US dollar interest rate swap agreements with a notional value of $500 million that expire January 2, 2016. These interest rate swap agreements have the economic effect of modifying the US dollar variable rate obligations into fixed interest obligations. Accordingly, a 1% increase in interest rates would increase annual interest expense by $6 million.

•	Foreign Currency Forwards and Swaps
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the US dollar. Fluctuations in the value of these currencies against the US dollar can have a direct and material impact on the business and financial results. For example, a decline in the value of the Euro versus the US dollar results in a decline in the US dollar value of our sales and earnings denominated in Euros due to translation effects. Likewise, an increase in the value of the Euro versus the US dollar would result in an opposite effect. We estimate that a one cent Euro/US dollar change in the exchange rate would impact our earnings by $6 million annually.
Item 8.  Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.
Quarterly Financial Information
For a discussion of material events affecting performance in each quarter, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts in the table below have been retroactively adjusted for the effects of discontinued operations.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited) (In $ millions, except per share data)
Net sales	1,705	1,769	1,769	1,559
Gross profit	378	408	436	394
Other (charges) gains, net	(1)	2	20	(6)
Operating profit (loss)	243	259	310	(54)	(1)
Earnings (loss) from continuing operations before tax	273	352	347	(31)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	196	259	258	(82)
Earnings (loss) from discontinued operations	—	—	(5)	(2)
Net earnings (loss)	196	259	253	(84)
Net earnings (loss) per share — basic	1.25	1.66	1.64	(0.55)
Net earnings (loss) per share — diluted	1.25	1.66	1.63	(0.55)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited) (In $ millions, except per share data)
Net sales	1,605	1,653	1,636	1,616
Gross profit	333	319	346	367
Other (charges) gains, net	(4)	(3)	(4)	(147)	(2)
Operating profit (loss)	184	169	211	944	(3)
Earnings (loss) from continuing operations before tax	218	208	228	955
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	141	133	171	656
Earnings (loss) from discontinued operations	1	—	1	(2)
Net earnings (loss)	142	133	172	654
Net earnings (loss) per share — basic	0.89	0.83	1.09	4.16
Net earnings (loss) per share — diluted	0.89	0.83	1.08	4.15
______________________________

(1)
Includes $349 million of net actuarial losses related to defined benefit pension, other postretirement and postemployment obligations. See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.

(2)
Includes $20 million of employee termination benefits, $33 million of contract termination costs and $34 million of long-lived asset impairment losses to fully write-off property, plant and equipment related to the closure of our acetic anhydride facility in Roussillon, France and our vinyl acetate monomer ("VAM") facility in Tarragona, Spain in December 2013. Also includes long-lived asset impairment losses of $46 million to fully write-off property, plant and equipment related to our acetic acid production unit in Singapore. See Note 4 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information.

(3)
Includes a net gain on disposition of assets of $742 million, which represents the deferred proceeds in excess of divested assets as a result of the 2006 settlement agreement with Fraport to move our German polyacetal ("POM") operations. See Note 28 - Plant Relocation in the accompanying consolidated financial statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2014, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celanese Corporation:
We have audited Celanese Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 6, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 6, 2015

Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the sections captioned "Proposal 1: Election of Directors," "Corporate Governance" and "Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2015 Proxy Statement"). Information about executive officers of the Company is contained in Part I of this Annual Report.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the sections captioned "Compensation Discussion and Analysis," "Risk Assessment of Compensation Practices," "Compensation Tables," "Potential Payments Upon Termination or Change In Control," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2015 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned "Stock Ownership Information - Principal Stockholders and Beneficial Owners" of the 2015 Proxy Statement.
Equity Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plans
The following information is provided as of December 31, 2014 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,844,382	(1)	$36.29	22,336,467	(2)
Equity compensation plans not approved by security holders(3)	136,500		$29.82	—
Total	2,980,882			22,336,467
___________________________

(1)
Includes 2,615,490 restricted stock units ("RSUs") granted under the Celanese Corporation 2009 Global Incentive Plan, as amended and restated April 19, 2012 (the "2009 Plan"), including shares that may be issued pursuant to outstanding performance-based RSUs, assuming currently estimated maximum potential performance; actual shares may vary, depending on actual performance. If the performance-based RSUs included in this total vest at the target performance level (as opposed to the maximum potential performance), the aggregate awards outstanding would be 1,364,398.

Upon vesting, a share of the Company's Series A common stock, par value $0.0001 per share ("Common Stock"), is issued for each restricted stock unit. Column (b) does not take these awards into account because they do not have an exercise price.

(2)
Includes shares available for future issuance under the Celanese Corporation 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 (the "ESPP"). As of December 31, 2014, an aggregate of 14,000,000 shares of our Common Stock were available for future issuance under the ESPP. No shares have been offered for purchase under the ESPP as of December 31, 2014. Beginning January 1, 2015, eligible US employees can purchase shares of our Common Stock under the ESPP.

(3)
The stock options to be issued under plans not approved by stockholders relate to the Celanese Corporation 2004 Stock Incentive Plan (the "2004 Plan"), which is our former broad-based stock incentive plan for executive officers, key employees and directors. No further awards were made pursuant to the 2004 Plan upon stockholder approval of the 2009 Plan in April 2009. Additionally, there are 33,245 shares of phantom stock for compensation for director services deferred by certain of our non-employee directors under the 2008 Deferred Compensation Plan, which are not reflected in column (a). Each share of phantom stock represents the right to receive one share of Common Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned "Certain Relationships and Related Person Transactions" and "Corporate Governance — Director Independence" of the 2015 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the section captioned "Proposal 3: Ratification of Independent Registered Public Accounting Firm" of the 2015 Proxy Statement.
PART IV
Item 15.  Exhibits, Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 63 of this Annual Report on Form 10-K.
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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Name:	Mark C. Rohr
Title:	Chairman of the Board of Directors and Chief Executive Officer

Date:	February 6, 2015
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher W. Jensen his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK C. ROHR	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 6, 2015
Mark C. Rohr

/s/ CHRISTOPHER W. JENSEN	Senior Vice President, Finance (Principal Accounting Officer) and Interim Chief Financial Officer (Principal Financial Officer)	February 6, 2015
Christopher W. Jensen

/s/ JAMES E. BARLETT	Director	February 6, 2015
James E. Barlett

/s/ JEAN S. BLACKWELL	Director	February 6, 2015
Jean S. Blackwell

/s/ EDWARD G. GALANTE	Director	February 6, 2015
Edward G. Galante

/s/ DAVID F. HOFFMEISTER	Director	February 6, 2015
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 6, 2015
Jay V. Ihlenfeld

Signature	Title	Date

/s/ MARTIN G. MCGUINN	Director	February 6, 2015
Martin G. McGuinn

/s/ DANIEL S. SANDERS	Director	February 6, 2015
Daniel S. Sanders

/s/ FARAH M. WALTERS	Director	February 6, 2015
Farah M. Walters

/s/ JOHN K. WULFF	Director	February 6, 2015
John K. Wulff

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celanese Corporation:

We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 6, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 6, 2015

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In $ millions, except share and per share data)
Net sales	6,802	6,510	6,418
Cost of sales	(5,186)	(5,145)	(5,237)
Gross profit	1,616	1,365	1,181
Selling, general and administrative expenses	(758)	(311)	(830)
Amortization of intangible assets	(20)	(32)	(51)
Research and development expenses	(86)	(85)	(104)
Other (charges) gains, net	15	(158)	(14)
Foreign exchange gain (loss), net	(2)	(6)	(4)
Gain (loss) on disposition of businesses and assets, net	(7)	735	(3)
Operating profit (loss)	758	1,508	175
Equity in net earnings (loss) of affiliates	246	180	242
Interest expense	(147)	(172)	(185)
Refinancing expense	(29)	(1)	(3)
Interest income	1	1	2
Dividend income - cost investments	116	93	85
Other income (expense), net	(4)	—	5
Earnings (loss) from continuing operations before tax	941	1,609	321
Income tax (provision) benefit	(314)	(508)	55
Earnings (loss) from continuing operations	627	1,101	376
Earnings (loss) from operation of discontinued operations	(11)	—	(6)
Gain (loss) on disposition of discontinued operations	—	—	—
Income tax (provision) benefit from discontinued operations	4	—	2
Earnings (loss) from discontinued operations	(7)	—	(4)
Net earnings (loss)	620	1,101	372
Net (earnings) loss attributable to noncontrolling interests	4	—	—
Net earnings (loss) attributable to Celanese Corporation	624	1,101	372
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	631	1,101	376
Earnings (loss) from discontinued operations	(7)	—	(4)
Net earnings (loss)	624	1,101	372
Earnings (loss) per common share - basic
Continuing operations	4.07	6.93	2.37
Discontinued operations	(0.04)	—	(0.02)
Net earnings (loss) - basic	4.03	6.93	2.35
Earnings (loss) per common share - diluted
Continuing operations	4.04	6.91	2.35
Discontinued operations	(0.04)	—	(0.02)
Net earnings (loss) - diluted	4.00	6.91	2.33
Weighted average shares - basic	155,012,370	158,801,150	158,359,914
Weighted average shares - diluted	156,166,993	159,334,219	159,830,786

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Net earnings (loss)	620	1,101	372
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	—
Foreign currency translation	(148)	20	5
Gain (loss) on cash flow hedges	40	6	7
Pension and postretirement benefits	(54)	58	(11)
Total other comprehensive income (loss), net of tax	(161)	85	1
Total comprehensive income (loss), net of tax	459	1,186	373
Comprehensive (income) loss attributable to noncontrolling interests	4	—	—
Comprehensive income (loss) attributable to Celanese Corporation	463	1,186	373

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2014: $1)	780	984
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2014: $9; 2013: $9)	801	867
Non-trade receivables, net	241	343
Inventories	782	804
Deferred income taxes	29	115
Marketable securities, at fair value	32	41
Other assets	33	28
Total current assets	2,698	3,182
Investments in affiliates	876	841
Property, plant and equipment (net of accumulated depreciation - 2014: $1,816; 2013: $1,672; variable interest entity restricted - 2014: $535)	3,733	3,425
Deferred income taxes	253	289
Other assets (variable interest entity restricted - 2014; $24)	377	341
Goodwill	749	798
Intangible assets, net	132	142
Total assets	8,818	9,018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	137	177
Trade payables - third party and affiliates	757	799
Other liabilities	432	541
Deferred income taxes	7	10
Income taxes payable	5	18
Total current liabilities	1,338	1,545
Long-term debt	2,608	2,887
Deferred income taxes	141	225
Uncertain tax positions	159	200
Benefit obligations	1,211	1,175
Other liabilities	283	287
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2014 and 2013: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2014: 166,169,335 issued and 152,902,710 outstanding; 2013: 165,867,965 issued and 156,939,828 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2014 and 2013: 0 issued and outstanding)	—	—
Treasury stock, at cost (2014: 13,266,625 shares; 2013: 8,928,137 shares)	(611)	(361)
Additional paid-in capital	103	53
Retained earnings	3,491	3,011
Accumulated other comprehensive income (loss), net	(165)	(4)
Total Celanese Corporation stockholders' equity	2,818	2,699
Noncontrolling interests	260	—
Total equity	3,078	2,699
Total liabilities and equity	8,818	9,018

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	156,939,828	—	159,642,401	—	156,463,811	—
Stock option exercises	202,121	—	283,682	—	3,751,825	—
Purchases of treasury stock	(4,338,488)	—	(3,192,201)	—	(1,065,542)	—
Stock awards	99,249	—	205,946	—	492,307	—
Balance as of the end of the period	152,902,710	—	156,939,828	—	159,642,401	—
Treasury Stock
Balance as of the beginning of the period	8,928,137	(361)	23,986,836	(905)	22,921,294	(860)
Purchases of treasury stock, including related fees	4,338,488	(250)	3,192,201	(164)	1,065,542	(45)
Retirement of treasury stock	—	—	(18,250,900)	708	—	—
Balance as of the end of the period	13,266,625	(611)	8,928,137	(361)	23,986,836	(905)
Additional Paid-In Capital
Balance as of the beginning of the period		53		731		627
Retirement of treasury stock		—		(708)		—
Stock-based compensation, net of tax		43		19		12
Stock option exercises, net of tax		7		11		92
Balance as of the end of the period		103		53		731
Retained Earnings
Balance as of the beginning of the period		3,011		1,993		1,664
Net earnings (loss) attributable to Celanese Corporation		624		1,101		372
Series A common stock dividends		(144)		(83)		(43)
Balance as of the end of the period		3,491		3,011		1,993
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(4)		(89)		(90)
Other comprehensive income (loss), net of tax		(161)		85		1
Balance as of the end of the period		(165)		(4)		(89)
Total Celanese Corporation stockholders' equity		2,818		2,699		1,730
Noncontrolling Interests
Balance as of the beginning of the period		—		—		—
Net earnings (loss) attributable to noncontrolling interests		(4)		—		—
Contributions from noncontrolling interests		264		—		—
Balance as of the end of the period		260		—		—
Total equity		3,078		2,699		1,730

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Operating Activities
Net earnings (loss)	620	1,101	372
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	—	81	8
Depreciation, amortization and accretion	298	319	320
Pension and postretirement net periodic benefit cost	(113)	(35)	9
Pension and postretirement contributions	(223)	(96)	(288)
Actuarial (gain) loss on pension and postretirement plans	350	(104)	389
Pension curtailments and settlements, net	(78)	(52)	—
Deferred income taxes, net	124	344	(175)
(Gain) loss on disposition of businesses and assets, net	8	(737)	3
Stock-based compensation	46	24	20
Undistributed earnings in unconsolidated affiliates	(98)	(39)	20
Other, net	24	13	15
Operating cash provided by (used in) discontinued operations	(5)	(4)	2
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	23	(23)	50
Inventories	(15)	(81)	6
Other assets	20	(110)	9
Trade payables - third party and affiliates	(13)	109	5
Other liabilities	(6)	52	(43)
Net cash provided by (used in) operating activities	962	762	722
Investing Activities
Capital expenditures on property, plant and equipment	(254)	(277)	(349)
Acquisitions, net of cash acquired	(10)	—	(23)
Proceeds from sale of businesses and assets, net	—	13	1
Capital expenditures related to Kelsterbach plant relocation	—	(7)	(49)
Capital expenditures related to Fairway Methanol LLC	(424)	(93)	(12)
Other, net	(17)	(58)	(68)
Net cash provided by (used in) investing activities	(705)	(422)	(500)
Financing Activities
Short-term borrowings (repayments), net	(9)	(11)	2
Proceeds from short-term borrowings	62	177	71
Repayments of short-term borrowings	(91)	(123)	(71)
Proceeds from long-term debt	387	74	550
Repayments of long-term debt	(626)	(198)	(489)
Purchases of treasury stock, including related fees	(250)	(164)	(45)
Stock option exercises	5	9	62
Series A common stock dividends	(144)	(83)	(43)
Contributions from noncontrolling interests	264	—	—
Other, net	(13)	(7)	12
Net cash provided by (used in) financing activities	(415)	(326)	49
Exchange rate effects on cash and cash equivalents	(46)	11	6
Net increase (decrease) in cash and cash equivalents	(204)	25	277
Cash and cash equivalents as of beginning of period	984	959	682
Cash and cash equivalents as of end of period	780	984	959
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
In the ordinary course of business, the Company enters into contracts and agreements relative to a number of topics, including acquisitions, dispositions, joint ventures, supply agreements, product sales and other arrangements. The Company endeavors to describe those contracts or agreements that are material to its business, results of operations or financial position. The Company may also describe some arrangements that are not material but in which the Company believes investors may have an interest or which may have been included in a Form 8-K filing. Investors should not assume the Company has described all contracts and agreements relative to the Company's business in this Annual Report.
For those consolidated ventures in which the Company owns or is exposed to less than 100% of the economics, the outside stockholders' interests are shown as noncontrolling interests.
The Company has reclassified certain prior period amounts to conform to the current period's presentation.
2. Summary of Accounting Policies
Consolidation Principles
The consolidated financial statements have been prepared in accordance with US GAAP for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales, expenses and allocated charges during the reporting period. Significant estimates pertain to impairments of goodwill, intangible assets and other long-lived assets, purchase price allocations, restructuring costs and other (charges) gains, net, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.

Fair Value Measurements
The Company determines fair value based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers assumptions that market participants would use when pricing the asset or liability. Market participant assumptions are categorized by a three-tiered fair value hierarchy which prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Valuations for fund investments, such as common/collective trusts and registered investment companies, which do not have readily determinable fair values, are typically estimated using a net asset value provided by a third party as a practical expedient.
The levels of inputs used to measure fair value are as follows:
Level 1 - unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company
Level 2 - inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 - inputs that are unobservable in the marketplace and significant to the valuation
Purchase Accounting
The Company allocates the purchase price of its acquisitions to identifiable intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values are recorded as goodwill. Intangible assets are valued using the relief from royalty and discounted cash flow methodologies, which are considered Level 3 measurements. The relief from royalty method estimates the Company's theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates, all of which require significant management judgment and, therefore, are susceptible to change. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company calculates the fair value of the intangible assets acquired to allocate the purchase price at the acquisition date. The Company may use the assistance of third-party valuation consultants.
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
Investments

•	Marketable Securities
The cost of available-for-sale securities sold is determined using the specific identification method.

•	Investments in Affiliates
Investments where the Company can exercise significant influence over operating and financial policies of an investee, which is generally considered when an investor owns 20% or more of the voting stock of an investee, are accounted for under the equity method of accounting. Investments where the Company does not exercise significant influence are accounted for under the cost method of accounting. The Company determined it cannot exercise significant influence over certain investments where the Company owns greater than a 20% interest due to local government investment in and influence over these entities, limitations on the Company's involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with US GAAP. Accordingly, these investments are accounted for under the cost method of accounting.
In certain instances, the financial information of the Company's equity investees is not available on a timely basis. Accordingly, the Company records its proportional share of the investee's earnings or losses on a consistent lag of no more than one quarter.
When required to assess the recoverability of its investments in affiliates, the Company estimates fair value using a discounted cash flow model. The Company may engage third-party valuation consultants to assist with this process.
Property, Plant and Equipment, Net
Land is recorded at historical cost. Buildings, machinery and equipment, including capitalized interest, and property under capital lease agreements, are recorded at cost less accumulated depreciation. The Company records depreciation and amortization in its consolidated statements of operations as either Cost of sales, Selling, general and administrative expenses or Research and development expenses consistent with the utilization of the underlying assets. Depreciation is calculated on a straight-line basis over the following estimated useful lives of depreciable assets:

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
The Company assesses the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. The Company calculates the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the asset group. This fair value measurement is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections involve significant judgment and are based on management's estimate of current and forecasted market conditions and cost structure. Impairment losses are generally recorded to Other (charges) gains, net in the consolidated statements of operations.
Goodwill and Intangible Assets, Net
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill and indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property, plant and equipment, as described above. Impairment losses are generally recorded to Other (charges) gains, net in the consolidated statements of operations.

•	Goodwill
Recoverability of the carrying amount of goodwill is measured at the reporting unit level. In performing a quantitative analysis, the Company measures the recoverability of goodwill for each reporting unit using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. The Company may engage third-party valuation consultants to assist with this process.

•	Indefinite-lived Intangible Assets
Management tests indefinite-lived intangible assets for impairment quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset, which is classified as a Level 3 fair value measurement. The relief from royalty method estimates the Company's theoretical royalty savings from ownership of the intangible asset. The key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants.

•	Definite-lived Intangible Assets
Customer-related intangible assets and other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from four to 20 years.
Derivative and Hedging Instruments
The Company manages its exposures to interest rates, foreign exchange rates and commodity prices through a risk management program that includes the use of derivative financial instruments. The Company does not use derivative financial instruments for speculative trading purposes. The fair value of all derivative instruments is recorded as an asset or liability on a net basis at the balance sheet date.

•	Interest Rate Risk Management
To reduce the interest rate risk inherent in the Company's variable rate debt, the Company utilizes interest rate swap agreements to convert a portion of its variable rate borrowings into a fixed rate obligation. These interest rate swap agreements fix the London Interbank Offered Rate ("LIBOR") portion of the Company's US dollar denominated variable rate borrowings. Prior to December 2014, all or a portion of these interest rate swap agreements were designated as cash flow hedges. Accordingly, to the extent the cash flow hedge was effective, changes in the fair value of interest rate swaps were included in gain (loss) from cash flow hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Hedge accounting is discontinued when the interest rate swap is no longer effective in offsetting cash flows attributable to the hedged risk, the interest rate swap expires or the cash flow hedge is dedesignated because it is no longer probable that the forecasted transaction will occur according to the original strategy. When a cash flow hedge is dedesignated and it is probable that the forecasted transaction will not occur, any related amounts previously included in Accumulated other comprehensive income (loss), net would be reclassified to earnings immediately. Mark-to-market adjustments on dedesignated interest rate swap agreements are included in Interest expense in the consolidated statements of operations through their expiration.

•	Foreign Exchange Risk Management
Certain subsidiaries of the Company have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company also is exposed to foreign currency fluctuations on transactions with third-party entities as well as intercompany transactions. The Company minimizes its exposure to foreign currency fluctuations by entering into foreign currency forwards and swaps. These foreign currency forwards and swaps are not designated as hedges. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are included in Other income (expense), net in the consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are included in Foreign exchange gain (loss), net in the consolidated statements of operations.

The Company uses non-derivative financial instruments that may give rise to foreign currency transaction gains or losses to hedge the foreign currency exposure of net investments in foreign operations. Accordingly, the effective portion of gains and losses from remeasurement of the non-derivative financial instrument is included in foreign currency translation within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses are reclassified to earnings in the period the hedged investment is sold or liquidated.
The Company uses cross-currency swap contracts to hedge its exposure to foreign currency exchange rate risk associated with certain intercompany loans. Under the terms of the contracts, the Company exchanges Euro fixed interest for US dollar fixed interest and at maturity will exchange Euro notional values for US dollar notional values. The terms of the contracts correspond to the related hedged intercompany loans. The cross-currency swap contracts have been designated as cash flow hedges. Accordingly, the effective portion of the unrealized gains and losses on the contracts is included in gain (loss) from cash flow hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses are reclassified to Interest expense in the consolidated statements of operations over the period that the hedged loans affect earnings. The Euro notional values are marked-to-market based on the current spot rate and gains and losses from remeasurement of the Euro notional values as well as the foreign exchange impact on the intercompany loans are included in Other income (expense), net in the consolidated statements of operations.

•	Commodity Risk Management
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
Insurance Loss Reserves
The Company has two wholly-owned insurance companies (the "Captives") that are used as a form of self-insurance for liability and workers compensation risks. Capitalization of the Captives is determined by regulatory guidelines. Premiums written are recognized as revenue based on policy periods. One of the Captives also insures certain third-party risks. The Captives use reinsurance arrangements to reduce their risks, however these arrangements do not relieve the Captives from their obligations to policyholders. The financial condition of the Captives' reinsurers are monitored to minimize exposure to insolvencies. However, failure of the reinsurers to honor their obligations could result in losses to the Captives.
Claim reserves are established when sufficient information is available to indicate a specific policy is involved and the Company can reasonably estimate its liability. These reserves are based on management estimates and periodic actuarial valuations. In addition, reserves have been established to cover exposures for both known and unreported claims. Estimates of these liabilities are reviewed and updated regularly, however it is possible that actual results could differ significantly from the recorded liabilities.
Asset Retirement Obligations
Periodically, the Company will conclude a site no longer has an indeterminate life based on long-lived asset impairment triggering events and decisions made by the Company. Accordingly, the Company will record asset retirement obligations associated with such sites. To measure the fair value of the asset retirement obligations, the Company will use the expected present value technique, which is classified as a Level 3 fair value measurement. The expected present value technique uses a set of cash flows that represent the probability-weighted average of all possible cash flows based on the Company's judgment. The Company uses the following inputs to determine the fair value of the asset retirement obligations based on the Company's experience with fulfilling obligations of this type and the Company's knowledge of market conditions: a) labor costs; b) allocation of overhead costs; c) profit on labor and overhead costs; d) effect of inflation on estimated costs and profits; e) risk premium for bearing the uncertainty inherent in cash flows, other than inflation; f) time value of money represented by the risk-free interest rate commensurate with the timing of the associated cash flows; and g) nonperformance risk relating to the liability, which includes the Company's own credit risk. The asset retirement obligations are accreted to their undiscounted values until the time at which they are expected to be settled.

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
An environmental reserve related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These undiscounted reserves do not take into account any claims or recoveries from insurance. The measurement of environmental liabilities is based on the Company's periodic estimate of what it will cost to perform each of the elements of the remediation effort. The Company utilizes third parties to assist in the management and development of cost estimates for its sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur.
Deferred Financing Costs
Deferred financing costs are included in Noncurrent Other assets in the consolidated balance sheets and are amortized using a method that approximates the effective interest rate method over the term of the related debt into Interest expense in the consolidated statements of operations. Upon the extinguishment of the related debt, any unamortized deferred financing costs are immediately expensed and included in Refinancing expense in the consolidated statements of operations. Upon the modification of the related debt, a portion of unamortized deferred financing costs may be immediately expensed and included in Refinancing expense in the consolidated statements of operations. Direct costs of refinancing activities are immediately expensed and included in Refinancing expense in the consolidated statements of operations.
Pension and Other Postretirement Obligations
The Company recognizes a balance sheet asset or liability for each of its pension and other postretirement benefit plans equal to the plan's funded status as of a December 31 measurement date. The amounts recognized in the consolidated financial statements related to pension and other postretirement benefits are determined on an actuarial basis. Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These assumptions include the discount rate, compensation levels, expected long-term rates of return on assets and trends in health care costs. In addition, actuarial consultants use factors such as withdrawal and mortality rates to estimate the projected benefit obligation.
The Company applies the long-term expected rate of return to the fair value of plan assets and immediately recognizes in operating results the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured. Events requiring a plan remeasurement will be recognized in the quarter in which such remeasurement event occurs. The remaining components of pension and other postretirement plan net periodic benefit cost are recorded on a quarterly basis.
The Company allocates the service cost and amortization of prior service cost (or credit) components of its pension and postretirement plans to its business segments. Interest cost, expected return on assets and net actuarial gains and losses are considered financing activities managed at the corporate level and are recorded to Other Activities. The Company believes the expense allocation appropriately matches the cost incurred for active employees to the respective business segment.

Other postretirement benefit plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The key determinants of the accumulated postretirement benefit obligation ("APBO") are the discount rate and the health care cost trend rate.

•	Discount Rate
As of the measurement date, the Company determines the appropriate discount rate used to calculate the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities.
In the US, the rate used to discount pension and other postretirement benefit plan liabilities is based on a yield curve developed from market data of over 300 Aa-grade non-callable bonds at the measurement date. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.
The Company determines its discount rates in the Euro zone using the iBoxx Euro Corporate AA Bond indices with appropriate adjustments for the duration of the plan obligations. In other international locations, the Company determines its discount rates based on the yields of high quality government bonds with a duration appropriate to the duration of the plan obligations.

•	Expected Long-Term Rate of Return on Assets
The Company determines the long-term expected rate of return on plan assets by considering the current target asset allocation, as well as the historical and expected rates of return on various asset categories in which the plans are invested. A single long-term expected rate of return on plan assets is then calculated for each plan as the weighted average of the target asset allocation and the long-term expected rate of return assumptions for each asset category within each plan.
The expected rate of return is assessed annually and is based on long-term relationships among major asset classes and the level of incremental returns that can be earned by the successful implementation of different active investment management strategies. Equity returns are based on estimates of long-term inflation rate, real rate of return, 10-year Treasury bond premium over cash and historical equity risk premium. Fixed income returns are based on maturity, historical long-term inflation, real rate of return and credit spreads.

•	Investment Policies and Strategies
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
The equity and debt securities objectives are to provide diversified exposure across the US and global equity markets and to manage the risks and returns of the plans through the use of multiple managers and strategies. The fixed income strategy is designed to reduce liability-related interest rate risk by investing in bonds that match the duration and credit quality of the plan liabilities. Derivatives-based strategies may be used to mitigate investment risks.
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
Commitments and Contingencies
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
Management Compensation Plans
Share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the participant's requisite service period. Upon termination of a participant's employment with the Company by reason of death or disability, retirement or by the Company without cause (as defined in the respective award agreements), a prorated award will generally vest on the original vesting date. The prorated award is calculated based on the time lapsed between the grant date and the date of termination, reduced by awards previously vested. Upon the termination of a Participant's employment with the Company for any other reason, any unvested portion of the award shall be forfeited and canceled without consideration.

•	Stock Options
The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. Stock option awards are granted with an exercise price equal to the average of the high and low price of the Company's Common Stock on the grant date. Options issued under the 2009 Global Incentive Plan ("2009 GIP") have a term of seven years and vest on a graded basis over either three or four years. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on the Company's historical volatilities. When establishing the expected life assumptions, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. The estimated fair value of the Company's stock option awards less expected forfeitures is recognized over the vesting period of the respective grant on a straight-line basis.
Generally, vested stock options are exercised through a broker-assisted cashless exercise program. A broker-assisted cashless exercise is the simultaneous exercise of a stock option by an employee and a sale of the shares through a broker. Authorized shares of the Company's Common Stock are used to settle stock options.

•	Restricted Stock Units ("RSUs")
Performance-based RSUs. The Company generally grants performance-based RSUs to the Company's executive officers and certain employees annually in February. The Company may also grant performance-based RSUs to certain new employees or to employees who assume positions of increasing responsibility at the time those events occur. The fair value of the Company's performance-based RSUs with a performance condition is equal to the average of the high and low price of the Company's Common Stock on the grant date less the present value of the expected dividends not received during the vesting period. Performance-based RSUs generally vest in two equal tranches with the final tranche vesting three years from the grant date. Compensation expense for performance-based RSUs less estimated forfeitures is recognized over the vesting period of the respective grant based on the accelerated attribution method.
The number of performance-based RSUs that ultimately vest is dependent on the achievement of internal profitability targets (performance condition). Based on the achievement of internal profitability targets, the ultimate number of shares of the Company's Common Stock issued will range from zero to stretch, with stretch defined individually under each award, net of shares used to cover minimum statutory personal income taxes withheld. Performance-based RSUs are canceled to the extent actual results of internal profitability measures are less than target, as defined individually under each award.
Time-based RSUs. The Company grants non-employee Directors time-based RSUs annually that generally vest one year from the grant date. The Company also grants time-based RSUs to the Company's executives and certain employees that vest ratably over three years. The fair value of the time-based RSUs is equal to the average of the high and low price of the Company's Common Stock on the grant date less the present value of the expected dividends not received during the vesting period. Compensation expense for time-based RSUs less estimated forfeitures is recognized over the vesting period of the respective grant on a straight-line basis.
The Company's RSUs are net settled by withholding shares of the Company's Common Stock to cover minimum statutory income taxes and remitting the remaining shares of the Company's Common Stock to an individual brokerage account. Authorized shares of the Company's Common Stock are used to settle RSUs.
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
The Company recognizes interest and penalties related to uncertain tax positions in Income tax (provision) benefit in the consolidated statements of operations.
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
4. Acquisitions, Dispositions and Plant Closures
Acquisitions
On October 20, 2014, the Company completed the acquisition of substantially all of the assets of Cool Polymers, Inc., including CoolPoly®, a portfolio of thermally conductive polymers for cash plus contingent consideration (Note 25), to support the strategic growth of the Company's engineered materials business. The acquired operations are included in the Advanced Engineered Materials segment.
In January 2012, the Company completed the acquisition of certain assets from Ashland Inc. for cash, including two product lines, Vinac® and Flexbond®, to support the strategic growth of the Company's emulsion polymers business. The acquired operations are included in the Industrial Specialties segment.
Pro forma financial information since the respective acquisition dates has not been provided as the acquisitions did not have a material impact on the Company's financial information. The Company allocated the purchase price of the acquisitions to identifiable assets based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill (Note 2 and Note 11).
Plant Closures

•	Roussillon, France
In November 2013, the Company announced its intent to initiate an information and consultation process on the contemplated closure of its acetic anhydride facility in Roussillon, France. In December 2013, the Company announced it had completed the consultation process pursuant to which the Company ceased all manufacturing operations in December 2013. The exit costs, including long-lived asset impairment losses, related to the closure of the Roussillon facility are included in Other (charges) gains, net in the consolidated statements of operations (Note 18). The Roussillon, France acetic anhydride operations are included in the Acetyl Intermediates segment.

•	Tarragona, Spain
In November 2013, the Company announced its intent to initiate an information and consultation process on the contemplated closure of its vinyl acetate monomer ("VAM") facility in Tarragona, Spain. In December 2013, the Company announced it had completed the consultation process pursuant to which the Company ceased all manufacturing operations in December 2013. The exit costs, including long-lived asset impairment losses, related to the closure of the Tarragona VAM facility are included in Other (charges) gains, net in the consolidated statements of operations (Note 18). The Tarragona, Spain VAM operations are included in the Acetyl Intermediates segment.
5. Variable Interest Entities
Consolidated Variable Interest Entities
On February 4, 2014, the Company formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns 50% of Fairway, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at the Company's Clear Lake facility. Both Mitsui and the Company will supply their own natural gas to Fairway in exchange for methanol tolling under a cost-plus off-take arrangement. The planned methanol facility will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015. In exchange for ownership in the venture, the Company contributed net cash of $6 million and pre-formation costs, including costs for long lead time materials, of $103 million of which $70 million was subject to reimbursement from Mitsui should the venture not form and was included in Non-trade receivables at December 31, 2013. Upon consolidation of the venture, the non-trade receivable was settled. Mitsui contributed cash in exchange for ownership in the venture.
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
The carrying amount of the assets and liabilities associated with Fairway included in the consolidated balance sheets are as follows:

As of December 31, 2014
(In $ millions)
Cash and cash equivalents	1
Property, plant and equipment	535
Other assets	24
Total assets(1)	560

Current liabilities(2)	40
Total liabilities	40
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Amounts owed by Fairway for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2014 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.

The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of December 31, 2014	As of December 31, 2013
	(In $ millions)
Property, plant and equipment, net	96	111

Trade payables	43	56
Current installments of long-term debt	9	8
Long-term debt	125	136
Total liabilities	177	200

Maximum exposure to loss	291	318
The difference between the total liabilities associated with obligations to unconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 24).
6. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 15) as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Amortized cost	32	41
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	32	41
See Note 23 - Fair Value Measurements for further information regarding the fair value of the Company's marketable securities.
7. Receivables, Net

	As of December 31,
	2014	2013
	(In $ millions)
Trade receivables - third party and affiliates	810	876
Allowance for doubtful accounts - third party and affiliates	(9)	(9)
Trade receivables - third party and affiliates, net	801	867

	As of December 31,
	2014	2013
	(In $ millions)
Non-income taxes receivable	99	133
Reinsurance receivables	20	25
Income taxes receivable	50	23
Receivable from Mitsui venture (Note 5)	—	70
Other	72	92
Non-trade receivables, net	241	343

8. Inventories

	As of December 31,
	2014	2013
	(In $ millions)
Finished goods	579	571
Work-in-process	53	59
Raw materials and supplies	150	174
Total	782	804
9. Investments in Affiliates
Entities in which the Company has an investment accounted for under the cost or equity method of accounting are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2012	2014	2013	2012
	(In percentages)		(In $ millions)
Advanced Engineered Materials
Ibn Sina	25	25	97	68	115	111	130	(85)	(97)	(126)
Fortron Industries LLC	50	50	97	95	9	8	9	(7)	(5)	(3)
Korea Engineering Plastics Co., Ltd.	50	50	134	154	10	15	19	(16)	(19)	(23)
Polyplastics Co., Ltd.(1)	45	45	166	151	27	14	32	(3)	—	(81)
Other Activities(2)
InfraServ GmbH & Co. Gendorf KG	39	39	39	42	9	10	9	(7)	(6)	(7)
InfraServ GmbH & Co. Hoechst KG(3)	32	32	174	159	72	17	38	(26)	(9)	(18)
InfraServ GmbH & Co. Knapsack KG	27	27	20	22	4	4	5	(4)	(5)	(4)
Consumer Specialties
Sherbrooke Capital Health and Wellness, L.P.(4)	10	10	4	5	—	1	—	—	—	—
Total			731	696	246	180	242	(148)	(141)	(262)
______________________________

(1)
During the year ended December 31, 2012, the Company amended its existing joint venture and other related agreements with Polyplastics Co., Ltd. ("Polyplastics"). The amended agreements, among other items, modified certain dividend rights, resulting in a net cash dividend payment to the Company of $72 million during the three months ended March 31, 2012.

(2)
InfraServ real estate service companies ("InfraServ Entities") own and operate sites in Frankfurt am Main-Hoechst, Gendorf and Knapsack, Germany. The InfraServ Entities were created to own land and property and to provide various technical and administrative services at these manufacturing locations.

(3)
InfraServ GmbH & Co. Hoechst KG is owned primarily by an entity included in the Company's Other Activities. The Company's Consumer Specialties segment and Acetyl Intermediates segment also each hold an ownership percentage. During the three months ended June 30, 2014, InfraServ GmbH & Co. Hoechst KG restructured the debt of a subsidiary resulting in additional equity in net earnings of affiliates of $48 million. During the year ended December 31, 2012, a subsidiary of InfraServ GmbH & Co. Hoechst KG restructured its debt resulting in additional equity in net earnings of affiliates of $22 million attributable to the Company.

(4)	The Company accounts for its ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

Cost Method
Cost method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2012
	(In percentages)		(In $ millions)
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	15	13	13
Nantong Cellulose Fibers Co. Ltd.	31	31	106	106	87	68	59
Zhuhai Cellulose Fibers Co. Ltd.	30	30	14	14	13	11	11
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	6	6	1	1	2
Other(1)			5	5	—	—	—
Total			145	145	116	93	85
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

Transactions with Affiliates
The Company owns manufacturing facilities at the InfraServ location in Frankfurt am Main-Hoechst, Germany and has contractual agreements with the InfraServ Entities and certain other equity affiliates and investees accounted for under the cost method. These contractual agreements primarily relate to energy purchases, site services and purchases of product for consumption and resale.
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Purchases	231	264	208
Sales	—	—	1

	As of December 31,
	2014	2013
	(In $ millions)
Non-trade receivables	31	37
Total due from affiliates	31	37

Short-term borrowings(1)	16	26
Trade payables	39	24
Current Other liabilities	6	6
Total due to affiliates	61	56
______________________________

(1)	The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.

10. Property, Plant and Equipment, Net

	As of December 31,
	2014	2013
	(In $ millions)
Land	42	45
Land improvements	49	44
Buildings and building improvements	658	692
Machinery and equipment	3,910	3,965
Construction in progress	890	351
Gross asset value	5,549	5,097
Accumulated depreciation	(1,816)	(1,672)
Net book value	3,733	3,425
Assets under capital leases, net, included in the amounts above are as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Buildings	15	17
Machinery and equipment	311	297
Accumulated depreciation	(125)	(110)
Net book value	201	204
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Capitalized interest	16	9	7
Depreciation expense	272	280	261
No long-lived assets were impaired during 2014. During 2013 and 2012, certain long-lived assets were impaired (Note 18).
11. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2012	297	249	42	189	777
Acquisitions (Note 4)	—	—	—	—	—
Exchange rate changes	6	5	1	9	21
As of December 31, 2013	303	254	43	198	798
Acquisitions (Note 4)	9	—	—	—	9
Exchange rate changes	(17)	(14)	(2)	(25)	(58)
As of December 31, 2014(1)	295	240	41	173	749
______________________________

(1)	There were $0 million of accumulated impairment losses as of December 31, 2014.

In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the three months ended September 30, 2014 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2014 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2012	32	525	30	32	619
Acquisitions (Note 4)	—	—	—	7	7
Exchange rate changes	1	19	—	—	20
As of December 31, 2013	33	544	30	39	646
Acquisitions (Note 4)	—	2	3	10	15	(1)
Exchange rate changes	(1)	(51)	—	—	(52)
As of December 31, 2014	32	495	33	49	609
Accumulated Amortization
As of December 31, 2012	(16)	(480)	(17)	(23)	(536)
Amortization	(3)	(23)	(4)	(2)	(32)
Exchange rate changes	(1)	(18)	—	—	(19)
As of December 31, 2013	(20)	(521)	(21)	(25)	(587)
Amortization	(3)	(12)	(3)	(2)	(20)
Exchange rate changes	—	50	1	—	51
As of December 31, 2014	(23)	(483)	(23)	(27)	(556)
Net book value	9	12	10	22	53
______________________________

(1)
Includes intangible assets acquired from Cool Polymers, Inc. with a weighted average amortization period of seven years (Note 4). Also includes intangible assets reimbursed by Mitsui (Note 5) during the year ended December 31, 2014.

Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2012	82
Acquisitions (Note 4)	—
Impairment loss (Note 2)	(1)
Exchange rate changes	2
As of December 31, 2013	83
Acquisitions (Note 4)	2
Impairment loss (Note 2)	—
Exchange rate changes	(6)
As of December 31, 2014	79

In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the three months ended September 30, 2014 as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying amount of the underlying asset by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2014 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
The Company's trademarks and trade names have an indefinite life. For the year ended December 31, 2014, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2015	11
2016	8
2017	8
2018	5
2019	3
12. Current Other Liabilities

	As of December 31,
	2014	2013
	(In $ millions)
Asset retirement obligations	9	29
Benefit obligations (Note 15)	28	78
Customer rebates	53	48
Derivatives (Note 22)	13	12
Environmental (Note 16)	21	30
Insurance	9	14
Interest	19	24
Restructuring (Note 18)	21	60
Salaries and benefits	129	96
Sales and use tax/foreign withholding tax payable	13	12
Uncertain tax positions (Note 19)	59	64
Other	58	74
Total	432	541

13. Noncurrent Other Liabilities

	As of December 31,
	2014	2013
	(In $ millions)
Asset retirement obligations	28	18
Deferred proceeds	47	53
Deferred revenue	21	28
Derivatives (Note 22)	10	3
Environmental (Note 16)	63	67
Income taxes payable	13	20
Insurance	51	50
Restructuring (Note 18)	—	2
Other	50	46
Total	283	287
Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Balance at beginning of year	47	64	64
Additions(1)	4	5	3
Accretion	1	2	3
Payments	(8)	(23)	(12)
Revisions to cash flow estimates(2)	(7)	(2)	5
Exchange rate changes	—	1	1
Balance at end of year	37	47	64
______________________________

(1)	Primarily relates to sites which management no longer considers to have an indeterminate life.

(2)	Primarily relates to revisions to the estimated cost and timing of future obligations.
Included in the asset retirement obligations for the years ended December 31, 2014 and 2013 is $10 million and $10 million, respectively, related to indemnifications received for a business acquired in 2005. The Company has a corresponding receivable of $1 million in Non-trade receivables, net and $9 million included in noncurrent Other assets in the consolidated balance sheet as of December 31, 2014.
14. Debt

	As of December 31,
	2014	2013
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	25	24
Short-term borrowings, including amounts due to affiliates(1)	77	103
Accounts receivable securitization facility(2)	35	50
Total	137	177
______________________________

(1)	The weighted average interest rate was 4.7% and 4.4% as of December 31, 2014 and 2013, respectively.

(2)	The weighted average interest rate was 0.7% as of December 31, 2014 and 2013.

	As of December 31,
	2014	2013
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016	34	978
Senior credit facilities - Term C-3 loan due 2018	906	—
Senior unsecured notes due 2018, interest rate of 6.625%	—	600
Senior unsecured notes due 2019, interest rate of 3.250%	364	—
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	169
Obligations under capital leases due at various dates through 2054	260	264
Subtotal	2,633	2,911
Current installments of long-term debt	(25)	(24)
Total	2,608	2,887
Senior Notes
The Company has outstanding senior unsecured notes issued in public offerings registered under the Securities Act of 1933, as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate	Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
3.250% Notes	September 2014	€300	3.250	April 15	October 15	October 15, 2019
4.625% Notes	November 2012	$500	4.625	March 15	September 15	November 15, 2022
5.875% Notes	May 2011	$400	5.875	June 15	December 15	June 15, 2021
The Senior Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The Senior Notes were issued under indentures (collectively, the "Indentures") among Celanese US, Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities ("Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors. The Indentures contain covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses. Celanese US may redeem some or all of each of the Senior Notes, prior to their respective maturity dates, at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the applicable indenture, plus accrued and unpaid interest, if any, to the redemption date.
On October 15, 2014, Celanese US redeemed its $600 million of principal amount of 6.625% unsecured senior notes due 2018 ("6.625% Notes") at a redemption price of 103.313% of the face amount for a total principal and premium payment of $620 million plus accrued interest of $20 million. Proceeds from the issuance of the 3.250% Notes were used to partially fund the redemption of the 6.625% Notes, as well as cash on hand. The Company recognized a loss on the extinguishment of the 6.625% Notes comprised of the redemption premium of $20 million and accelerated amortization of deferred financing costs of $4 million, which were included in Refinancing expense in the consolidated statement of operations for the year ended December 31, 2014.
Senior Credit Facilities
On September 24, 2014, Celanese US, Celanese and the Subsidiary Guarantors entered into an amendment agreement with the lenders under Celanese US's existing senior secured credit facilities in order to amend and restate the amended credit agreement dated September 16, 2013 (as amended and restated by the 2014 amendment agreement, the "Amended Credit Agreement"). Under the Amended Credit Agreement, all of the US dollar denominated Term C-2 term loans and all but €28 million of the Euro-denominated Term C-2 term loans under the 2013 amended credit agreement were converted into, or refinanced by, the Term C-3 loan facility with an extended maturity date of October 2018. The non-extended portions of the Term C-2 loan facility continue to have a maturity date of October 2016. In addition, the maturity date of the Company's revolving credit facility was extended to October 2018 and the facility was increased to $900 million from $600 million. Accordingly, the Amended Credit Agreement consists of the Term C-2 loan facility, the Term C-3 loan facility and a $900 million revolving credit facility.
Net deferred financing costs are as follows:

Net Deferred Financing Costs
(In $ millions)
As of December 31, 2011	28
Financing costs deferred(1)	8
Accelerated amortization due to refinancing activity(2)	(1)
Amortization	(5)
As of December 31, 2012	30
Financing costs deferred(3)	2
Accelerated amortization due to refinancing activity	—
Amortization	(5)
As of December 31, 2013	27
Financing costs deferred(4)	10
Accelerated amortization due to refinancing activity(5)	(5)
Amortization	(5)
As of December 31, 2014	27
____________________________

(1)	Relates to the issuance of the 4.625% Notes.

(2)	Relates to the $400 million prepayment of the Term C loan facility with proceeds from the 4.625% Notes.

(3)
Relates to the September 2013 amendment to the Celanese US existing senior secured credit facilities to reduce the interest rates payable in connection with certain borrowings thereby creating the Term C-2 loan facility due 2016.

(4)	Includes $6 million related to the issuance of the 3.250% Notes and $4 million related to the September 24, 2014 amendment to the Celanese US existing senior secured credit facilities.

(5)	Includes $4 million related to the 6.625% Notes redemption and $1 million related to the Term C-2 loan facility conversion.
As of December 31, 2014, the margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR") and the margin for borrowings under the Term C-3 loan facility was 2.25% above LIBOR (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable. As of December 31, 2014, the margin for borrowings under the revolving credit facility was 1.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the corporate credit ratings of Celanese or Celanese US.
Term loan borrowings under the Amended Credit Agreement are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. In addition, the Company pays quarterly commitment fees on the unused portion of the revolving credit facility of 0.25% per annum.
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

The Company's first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of December 31, 2014
Maximum	Estimate	Estimate, if Fully Drawn
3.90	0.64	1.21
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
The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2014.
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
Under the Sale Agreement, each Originator will sell or contribute, on an ongoing basis, substantially all of its accounts receivable to the Transferor. Under the Purchase Agreement, the Transferor may obtain up to $135 million (in the form of cash and/or letters of credit for the benefit of the Company and its subsidiaries) from the Purchasers through the sale of undivided interests in certain US accounts receivable. The borrowing base of the accounts receivable securitization facility is subject to downward adjustment based on the evaluation of eligible accounts receivables pursuant to the Purchase Agreement. As of December 31, 2014, the borrowing base was $135 million.
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
During the year ended December 31, 2014, the Company repaid $15 million of borrowings outstanding under the accounts receivable securitization facility using cash on hand. As of December 31, 2014, the outstanding amount of accounts receivable transferred by the Originators to the Transferor was $197 million.
On February 2, 2015, the Company entered into an amended and restated purchase and sale agreement and a third amendment to the Purchase Agreement for purposes of adjusting which subsidiaries are Originators under the facility.

The Company's balances available for borrowing are as follows:

As of December 31, 2014
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	900
Accounts Receivable Securitization Facility
Borrowings outstanding	35
Letters of credit issued	79
Available for borrowing	21
Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2015	137
2016	60
2017	29
2018	901
2019	390
Thereafter	1,228
Total	2,745
15. Benefit Obligations
Pension Obligations
The Company sponsors defined benefit pension plans in North America, Europe and Asia. Independent trusts or insurance companies administer the majority of these plans. Pension obligations are established for benefits payable in the form of retirement, disability and surviving dependent pensions. The commitments result from participation in defined contribution and defined benefit plans, primarily in the US. Benefits are dependent on years of service and the employee's compensation. Supplemental retirement benefits provided to certain employees are nonqualified for US tax purposes. Separate nonqualified trusts have been established for certain US nonqualified plan obligations. Pension costs under the Company's retirement plans are actuarially determined.
On October 1, 2014, the Company offered a limited-time, voluntary program to certain participants of the Company's US qualified defined benefit pension plan with a vested benefit who terminated from the Company on or before May 31, 2014. The limited-time opportunity ended November 14, 2014 and included an offer of a single lump sum payment in December 2014 or to begin monthly annuity payments, regardless of age, or to continue to defer benefits until retirement age. If an election was not made by the eligible participant, the participant will begin receiving payments when otherwise eligible under the terms of the US qualified defined benefit pension plan. The Company made lump sum payments under this program of $143 million in December 2014 using trust assets of the US qualified defined benefit pension plan. These actions resulted in the recognition of a settlement gain of $78 million in the consolidated statements of operations for the year ended December 31, 2014.
Effective June 1, 2014, the Company's US qualified defined benefit plan was amended and benefits offered to all current union participants of the Cash Balance Plan (hired on or after January 1, 2001) at the Company's Narrows, Virginia facility have been frozen and the US qualified defined benefit plan was closed to future union participants at the facility. Accumulated benefits earned and service rendered through May 31, 2014 under the Plan provisions for the Cash Balance Plan Participants will continue to be considered for purposes of determining retirement benefits. Effective May 1, 2014, the Company's US qualified defined benefit plan was amended and benefits offered to all current union participants of the Flat Rate Plan at the Company's Narrows, Virginia facility have been frozen and the US qualified defined benefit plan was closed to future union participants at the facility. Accumulated benefits earned and service rendered through December 31, 2014 under the Plan provisions for the Flat Rate Plan Participants will continue to be considered for purposes of determining retirement benefits and eligibility for early retirement. These actions did not result in a curtailment gain or loss as the projected benefit obligation does not rely on salary assumptions.
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

Based on the 2014 unaudited and 2013 audited multiemployer defined benefit plan's financial statements, the plan is 100% funded in 2014, 2013 and 2012. The number of employees covered by the Company's multiemployer defined benefit plan remained relatively stable year over year from 2012 to 2014, resulting in minimal changes to employer contributions. The Company's participation in the German multiemployer defined benefit plan is not considered individually significant to that plan as the Company's contributions were less than 5% in both 2014 and 2013. No other factors would indicate the Company's participation in the German multiemployer defined benefit plan is individually significant.
Contributions made by the Company to the German multiemployer plan are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Multiemployer defined benefit plan	8	8	6
Other Postretirement Obligations
Certain retired employees receive postretirement health care and life insurance benefits under plans sponsored by the Company, which has the right to modify or terminate these plans at any time. The cost for coverage is shared between the Company and the retiree. The cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The Company's policy is to fund benefits as claims and premiums are paid. The US postretirement health care plan was closed to new participants effective January 1, 2006.
In November 2013, the Company announced it would amend its primary US postretirement health care plan to (a) eliminate eligibility for all current and future US non-union employees; (b) terminate its US postretirement health care plan on December 31, 2014 for all US participants; and (c) offer certain eligible US participants a lump-sum buyout payment if they irrevocably waive all future benefits under the US postretirement health care plan and end their participation before December 31, 2014. These actions generated a prior service credit of $92 million, which was amortized ratably into the consolidated statements of operations from November 1, 2013 through December 31, 2014.
Effective March 27, 2014, the Company eliminated eligibility in its US postretirement health care plan for all current and future employees represented by the bargaining unit at the Company's Narrows, Virginia facility. These actions generated a prior service credit of $5 million, which was amortized ratably into the consolidated statements of operations from April 1, 2014 through December 31, 2014.
The Company recognized $84 million and $13 million of prior service credit amortization and made $40 million and $23 million in lump-sum buyout payments as of December 31, 2014 and 2013, respectively.
Postemployment Obligations
The Company provides benefits to certain employees after employment but prior to retirement, including severance and disability-related benefits offered pursuant to ongoing benefit arrangements. The cost of providing postemployment benefits is actuarially determined and recorded when the obligation is probable of occurring and can be reasonably estimated.
Postemployment obligations are as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Postemployment benefits	12	16
Defined Contribution Plans
The Company sponsors various defined contribution plans in North America, Europe and Asia covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. The Company's matching contribution to the defined contribution plans are based on specified percentages of employee contributions.
Beginning in 2014, the Company took the following actions as it relates to the US defined contribution plan:

•	Increased its employer match for those employees participating in the US defined contribution plan;

•
Added an annual retirement contribution for US employees who are employed as of December 31st each year (or have died during that year), regardless of whether the employee contributes to the US defined contribution plan; and

•	For certain eligible US employees, provides an incremental retirement contribution through 2017, based on years of service and specified percentages of eligible compensation.
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Defined contribution plans	40	19	17

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2014	2013	2014	2013
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	3,799	4,199	136	292
Service cost	11	34	1	2
Interest cost	168	154	4	9
Participant contributions	—	—	5	23
Plan amendments	(1)	(1)	(5)	(92)
Net actuarial (gain) loss(1)	458	(119)	11	(37)
Settlements	(221)	(172)	—	(23)
Benefits paid	(232)	(244)	(61)	(43)
Federal subsidy on Medicare Part D	—	—	(2)	6
Curtailments	—	(67)	—	—
Exchange rate changes	(68)	6	(4)	(1)
Other	1	9	—	—
Projected benefit obligation as of end of period	3,915	3,799	85	136
Change in Plan Assets
Fair value of plan assets as of beginning of period	2,709	2,896	—	—
Actual return on plan assets	327	171	—	—
Employer contributions	165	59	56	43
Participant contributions	—	—	5	23
Settlements	(143)	(173)	—	(23)
Benefits paid(2)	(232)	(244)	(61)	(43)
Exchange rate changes	(37)	—	—	—
Fair value of plan assets as of end of period	2,789	2,709	—	—
Funded status as of end of period	(1,126)	(1,090)	(85)	(136)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	16	11	—	—
Current Other liabilities	(23)	(23)	(5)	(55)
Benefit obligations	(1,119)	(1,078)	(80)	(81)
Net amount recognized	(1,126)	(1,090)	(85)	(136)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(3)	16	9	—	—
Prior service (benefit) cost(4)	(4)	(3)	3	(75)
Net amount recognized	12	6	3	(75)
______________________________

(1)	Primarily relates to change in discount rates.

(2)	Includes benefit payments to nonqualified pension plans of $22 million and $22 million as of December 31, 2014 and 2013, respectively.

(3)	Relates to the pension plans of the Company's equity method investments.

(4)	Amount shown net of an income tax benefit of $4 million and income tax expense of $26 million as of December 31, 2014 and 2013, respectively, in the consolidated statements of equity (Note 17).

The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2014	2013	2014	2013
	(In percentages)
US plans	85	86	59	75
International plans	15	14	41	25
Total	100	100	100	100
The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2014	2013
	(In percentages)
US plans	88	88
International plans	12	12
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Projected benefit obligation	3,866	3,749
Fair value of plan assets	2,724	2,648
Included in the above table are pension plans with accumulated benefit obligations in excess of plan assets as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Accumulated benefit obligation	3,833	3,715
Fair value of plan assets	2,713	2,633
The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Accumulated benefit obligation	3,892	3,778

The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,				Postretirement Benefits Year Ended December 31,
	2014		2013	2012	2014	2013	2012
	(In $ millions)
Service cost	11		34	28	1	2	1
Interest cost	168		154	170	4	9	11
Expected return on plan assets	(214)		(223)	(204)	—	—	—
Amortization of prior service cost	—		1	2	(83)	(12)	1
Recognized actuarial (gain) loss	339	(1)	(67)	377	11	(37)	12
Curtailment (gain) loss	—		(61)	—	—	—	—
Settlement (gain) loss	(78)		9	—	—	—	—
Special termination benefits	—		—	—	—	—	—
Total	226		(153)	373	(67)	(38)	25
______________________________

(1)	Includes a loss of $52 million reflecting the incorporation of the RP-2014 mortality tables into the actuarial assumptions for the US qualified pension plans.
Amortization of Accumulated other comprehensive income (loss), net into net periodic benefit cost in 2015 is expected to be as follows:

	Pension Benefits	Postretirement Benefits
(In $ millions)
Prior service cost	—	—
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain US employees as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Nonqualified Trust Assets
Marketable securities, at fair value	32	41
Noncurrent Other assets, consisting of insurance contracts	56	62
Nonqualified Pension Obligations
Current Other liabilities	22	22
Benefit obligations	268	247
Expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Total	43	6	17

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2014	2013	2014	2013
	(In percentages)
Discount Rate Obligations
US plans	3.9	4.7	3.7	4.3
International plans	2.4	3.7	3.5	4.5
Combined	3.7	4.6	3.6	4.4
Rate of Compensation Increase
US plans	N/A	3.0
International plans	2.8	2.8
Combined	2.8	3.0
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In percentages)
Discount Rate Obligations
US plans	4.7	3.8	4.6	4.3	3.4	4.3
International plans	3.7	3.6	4.7	4.5	3.8	4.0
Combined	4.6	3.8	4.6	4.4	3.5	4.3
Expected Return on Plan Assets
US plans	8.5	8.5	8.5
International plans	6.2	5.8	6.0
Combined	8.2	8.0	8.1
Rate of Compensation Increase
US plans	3.0	4.0	4.0
International plans	2.8	2.9	2.9
Combined	3.0	3.8	3.8
The Company's health care cost trend assumptions for US postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2014	2013	2012
	(In percentages, except year)
Health care cost trend rate assumed for next year	7.0	7.5	7.5
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2020	2017	2016
Assumed health care cost trend rates for US postretirement medical plans have a significant effect on the amounts reported for the health care plans.

The impact of a one percentage point change in the assumed health care cost trend is as follows:

	Trend Rate Change
	Decreases 1%	Increases 1%
	(In $ millions)
Postretirement obligations	7	9
Service and interest cost	—	1
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2015 are as follows:

	US Plans	International Plans
	(In percentages)
Bonds - domestic to plans	54	71
Equities - domestic to plans	26	19
Equities - international to plans	20	3
Other	—	7
Total	100	100
On average, the actual return on the US qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The US qualified defined benefit plans' actual return on assets for the year ended December 31, 2014 was 13.7% versus an expected long-term rate of asset return assumption of 8.5%. The expected long-term rate of asset return assumption used to determine 2015 net periodic benefit cost is 8.0% for the US qualified defined benefit plans primarily due to an increase in Pension Benefit Guaranty Corporation premiums.
The Company's defined benefit plan assets are measured at fair value on a recurring basis (Note 2) as follows:
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
Derivatives: Derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps, foreign currency forwards and swaps, and options are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2014	2013	2014	2013	2014	2013
	(In $ millions)
Assets
Cash and cash equivalents	6	8	—	—	6	8
Common/collective trusts
Loans	—	—	61	51	61	51
Equities	—	—	217	179	217	179
Derivatives
Swaps	—	—	275	49	275	49
Other	—	—	2	—	2	—
Equity securities
US companies	227	462	—	—	227	462
International companies	383	426	—	—	383	426
Fixed income
Corporate debt	—	—	639	855	639	855
Treasuries, other debt	68	4	655	390	723	394
Mortgage backed securities	—	—	31	27	31	27
Registered investment companies	—	—	133	124	133	124
Securities lending collateral	6	6	—	—	6	6
Short-term investments	—	—	263	131	263	131
Insurance contracts	—	—	34	34	34	34
Other	38	15	36	8	74	23
Total investments, at fair value	728	921	2,346	1,848	3,074	2,769
Liabilities
Derivatives
Swaps	—	—	270	48	270	48
Other	—	—	2	1	2	1
Obligations under securities lending	6	6	—	—	6	6
Total liabilities	6	6	272	49	278	55
Total net assets(1)	722	915	2,074	1,799	2,796	2,714
______________________________

(1)
Total net assets excludes non-financial plan receivables and payables of $19 million and $26 million, respectively, as of December 31, 2014 and $26 million and $31 million, respectively, as of December 31, 2013. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Employer contributions for pension benefits and postretirement benefits are estimated to be $60 million and $5 million, respectively, in 2015. Employer contributions to and benefit payments from nonqualified trusts related to nonqualified pension plans are estimated to be $22 million in 2015. The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

Pension benefits and postretirement benefit cost expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2015	229	5
2016	227	5
2017	227	5
2018	227	5
2019	229	5
2020-2024	1,134	25
______________________________

(1)	Payments are expected to be made primarily from plan assets.

(2)	Payments are expected to be made primarily from Company assets.
16. Environmental
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
The components of environmental remediation reserves are as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Demerger obligations (Note 24)	25	27
Divestiture obligations (Note 24)	21	21
Active sites	23	32
US Superfund sites	12	13
Other environmental remediation reserves	3	4
Total	84	97
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 24). The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
The Company did not record any insurance recoveries during 2014 or have any receivables for insurance recoveries related to these matters as of December 31, 2014. As of December 31, 2014 and 2013, there were receivables of $4 million and $4 million, respectively, from the former owner of the Company's Spondon, Derby, United Kingdom acetate flake, tow and film business, which was acquired in 2007.

German InfraServ Entities
The Company's InfraServ Entities (Note 9) are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, and its legal successors, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate (Note 24). The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies will indemnify Hoechst, and its legal successors, against environmental liabilities resulting from the transferred businesses. Additionally, the InfraServ Entities have agreed to indemnify Hoechst, and its legal successors, against any environmental liability arising out of or in connection with environmental pollution of any site.
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2014
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	39	10	13
InfraServ GmbH & Co. Hoechst KG	32	40	70
InfraServ GmbH & Co. Knapsack KG	27	22	1
______________________________

(1)	Gross reserves maintained by the respective InfraServ entity.
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

One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") in the lower 17-mile stretch of the Passaic River in order to estimate the levels of contaminants and potential cleanup actions. The parties are still working on the RI/FS with a goal to complete it in 2015. On April 11, 2014, the EPA issued its proposed evaluation of remediation alternatives for the lower 8-mile stretch of the Passaic River. The EPA estimates the cost for the various alternatives will range from $365 million to $3.2 billion. The EPA's preferred plan would involve dredging the Passaic River bank to bank and installing an engineered cap at an estimated cost of $1.7 billion.
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
17. Stockholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Series A common stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the Company's Amended Credit Agreement and the Indentures.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2012	25	0.075	0.30	August 2012
April 2013	20	0.090	0.36	May 2013
July 2013	100	0.180	0.72	August 2013
April 2014	39	0.250	1.00	May 2014
On February 6, 2015, the Company declared a quarterly cash dividend of $0.25 per share on its Common Stock amounting to $38 million. The cash dividend is for the period from November 1, 2014 to January 31, 2015 and will be paid on February 27, 2015 to holders of record as of February 17, 2015.

Treasury Stock
The Company's Board of Directors authorized the repurchase of Common Stock as follows:

Authorized Amount
(In $ millions)
February 2008	400
October 2008	100
April 2011	129
October 2012	264
February 2014	172
October 2014	301
As of December 31, 2014	1,366
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,					Total From February 2008 Through December 31, 2014
	2014	2013		2012
Shares repurchased	4,338,488	3,186,180	(1)	1,059,719	(1)	20,667,195	(2)
Average purchase price per share	$57.61	$51.38		$42.44		$44.27
Amount spent on repurchased shares (in millions)	$250	$164		$45		$915
______________________________

(1)
The years ended December 31, 2013 and 2012 exclude 6,021 and 5,823 shares, respectively, withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance. Accordingly, the shares withheld are treated as treasury shares.

(2)
Excludes 11,844 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance. Accordingly, the shares withheld are treated as treasury shares.

The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.

Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2014				2013				2012
	Gross Amount		Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount	Gross Amount		Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—		1	1	1	(1)	—	1	—		—	—
Foreign currency translation	(188)		40	(148)	55		(35)	20	13		(8)	5
Gain (loss) on cash flow hedges	—		40	40	9		(3)	6	10	(2)	(3)	7
Pension and postretirement benefits	(84)	(3)	30	(54)	88		(30)	58	(12)	(3)	1	(11)
Total	(272)		111	(161)	153		(68)	85	11		(10)	1
______________________________

(1)	Includes $1 million of unrealized gains related to the Company's equity method investments.

(2)	Includes $2 million of gains related to the Company's equity method investment.

(3)
Includes $7 million and $10 million of defined benefit obligation and other postretirement obligation activity related to the Company's equity method investments for the years ended December 31, 2014 and December 31, 2012, respectively.

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 6)	Foreign Currency Translation	Gain (Loss) from Cash Flow Hedges (Note 22)	Pension and Postretirement Benefits (Note 15)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2011	(1)	(28)	(57)	(4)	(90)
Current period change	—	13	10	(12)	11
Income tax (provision) benefit	—	(8)	(3)	1	(10)
As of December 31, 2012	(1)	(23)	(50)	(15)	(89)
Other comprehensive income (loss) before reclassifications	1	55	(2)	99	153
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	11	(11)	—
Income tax (provision) benefit	—	(35)	(3)	(30)	(68)
As of December 31, 2013	—	(3)	(44)	43	(4)
Other comprehensive income (loss) before reclassifications	—	(188)	(9)	(1)	(198)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	(83)	(74)
Income tax (provision) benefit	1	40	40	30	111
As of December 31, 2014	1	(151)	(4)	(11)	(165)

18. Other (Charges) Gains, Net

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Employee termination benefits (Note 4)	(7)	(23)	(6)
Kelsterbach plant relocation (Note 28)	—	(13)	(7)
Plumbing actions	—	—	5
Asset impairments	—	(81)	(8)
Plant/office closures (Note 4)	2	(33)	—
Commercial disputes	11	(8)	2
Other	9	—	—
Total	15	(158)	(14)
2014
During the year ended December 31, 2014, the Company received consideration of $8 million in connection with the settlement of a claim against a bankrupt supplier. The Company also recorded $12 million of damages in connection with the settlement of a claim by a raw materials supplier. These commercial dispute resolutions are included in the Acetyl Intermediates segment. In addition, the Company recovered $15 million from an arbitration award against a former utility operator at its cellulose derivatives manufacturing facility in Narrows, Virginia, which is included in the Consumer Specialties segment.
During the year ended December 31, 2014 the Company recorded $4 million of employee termination benefits related to the closure of its acetic anhydride facility in Roussillon, France and its VAM facility in Tarragona, Spain (Note 4). In addition, the Company recorded $2 million of contract termination adjustments related to the closure of its VAM facility in Tarragona, Spain (Note 4).
2013
During the three months ended December 31, 2013, the Company recorded $6 million of employee termination benefits, $3 million of contract termination costs and $3 million of long-lived asset impairment losses related to the December 2013 closure of its acetic anhydride facility in Roussillon, France. In addition, the Company recorded $14 million of employee termination benefits, $30 million of contract termination costs and $31 million of long-lived asset impairment losses as a result of the December 2013 closure of its VAM facility in Tarragona, Spain. The long-lived asset impairment losses related to both the Company's Roussillon acetic anhydride facility and Tarragona VAM facility were measured at the dates of impairment to fully write-off the related property, plant and equipment at both facilities (Note 2 and Note 4).
During the three months ended December 31, 2013, the Company determined its Singapore acetic acid production unit should be assessed for impairment based on local market conditions affecting demand for acetic acid and downstream products, the cost to operate the unit, contractual obligations and an interim arbitration ruling (Note 24). As a result, the Company concluded that the long-lived assets at its Singapore acetic acid production unit were fully impaired. Accordingly, the Company recorded long-lived asset impairment losses, measured at the date of impairment, of $46 million to fully write-off the related property, plant and equipment. The Singapore acetic acid operations are included in the Acetyl Intermediates segment (Note 2).
2012
During the year ended December 31, 2012, the Company recorded $5 million of employee termination benefits, related to the closure of the Company's acetate flake and acetate tow manufacturing operations at its Spondon, Derby, United Kingdom site. Also during the year ended December 31, 2012, the Company concluded that certain long-lived assets were partially impaired at its acetate flake and acetate tow manufacturing operations in Spondon, Derby, United Kingdom. Accordingly, the Company wrote down the related property, plant and equipment to its fair value of $3 million, measured at the date of impairment, resulting in long-lived asset impairment losses of $8 million for the year ended December 31, 2012 (Note 2).

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates		Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2012	6	13	—	3		7	29
Additions	—	—	3	20		—	23
Cash payments	(2)	(10)	(1)	(8)		(2)	(23)
Other changes	—	—	—	—		(1)	(1)
Exchange rate changes	—	—	—	1		—	1
As of December 31, 2013	4	3	2	16		4	29
Additions	1	1	1	4		—	7
Cash payments	(1)	(3)	(2)	(14)		(1)	(21)
Other changes	—	—	—	—		—	—
Exchange rate changes	—	—	—	(1)		—	(1)
As of December 31, 2014	4	1	1	5		3	14
Plant/Office Closures
As of December 31, 2012	—	—	—	1		—	1
Additions	—	—	—	33		—	33
Cash payments	—	—	—	(1)		—	(1)
Other changes	—	—	—	—		—	—
Exchange rate changes	—	—	—	—		—	—
As of December 31, 2013	—	—	—	33		—	33
Additions	—	—	—	—		—	—
Cash payments	—	—	—	(9)		—	(9)
Other changes	—	—	—	(15)	(1)	—	(15)
Exchange rate changes	—	—	—	(2)		—	(2)
As of December 31, 2014	—	—	—	7		—	7
Total	4	1	1	12		3	21
______________________________

(1)	Includes a $13 million non-cash reduction to take-or-pay contract termination penalties resulting from the closure of the Company's VAM facility in Tarragona, Spain (Note 4).
19. Income Taxes
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
US	534	806	195
International(1)	407	803	126
Total	941	1,609	321
______________________________

(1)
Includes aggregate earnings generated by operations in Bermuda, Luxembourg, the Netherlands and Hong Kong of $308 million, $275 million and $320 million for the years ended December 31, 2014, 2013 and 2012, respectively, which have an aggregate effective income tax rate of 4.8%, 4.0% and 5.6% for each year, respectively.

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Current
US	108	78	41
International	56	83	76
Total	164	161	117
Deferred
US	156	194	(66)
International	(6)	153	(106)
Total	150	347	(172)
Total	314	508	(55)
A reconciliation of the significant differences between the US federal statutory tax rate of 35% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions, except percentages)
Income tax provision computed at US federal statutory tax rate	329	563	112
Change in valuation allowance	49	89	29
Equity income and dividends	(50)	(44)	(31)
(Income) expense not resulting in tax impact, net	(34)	(33)	(39)
US tax effect of foreign earnings and dividends	49	35	42
Foreign tax credits	(34)	(38)	(187)
Other foreign tax rate differentials	(33)	(55)	(2)
Legislative changes	—	(19)	—
Tax-deductible interest on foreign equity investments and other related items	12	11	11
State income taxes, net of federal benefit	9	11	4
Other, net	17	(12)	6
Income tax provision (benefit)	314	508	(55)

Effective income tax rate	33%	32%	(17)%
Federal and state income taxes have not been provided on accumulated but undistributed earnings of $3.8 billion as of December 31, 2014 as such earnings have been permanently reinvested in the business or may be remitted substantially free of incremental US federal tax liability. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
During 2012, the Company amended certain prior year income tax returns to recognize the benefit of available foreign tax credit carryforwards. As a result the Company recognized an income tax benefit of $142 million. The available foreign tax credits are subject to a ten year carryforward period and began to expire in 2014. The Company expects to fully utilize the credits within the prescribed carryforward period.
In February 2012, the Company amended its existing joint venture and other related agreements with its venture partner in Polyplastics. The amended agreements ("Agreements"), among other items, modified certain dividend rights, resulting in a net cash dividend payment to the Company of $72 million during the three months ended March 31, 2012. In addition, as a result of the Agreements, Polyplastics is required to pay certain annual dividends to the venture partners. Consequently, Polyplastics' undistributed earnings will no longer be invested indefinitely. Accordingly, the Company recognized a deferred tax liability of $38 million, which was charged to Income tax provision (benefit) in the consolidated statement of operations, related to the taxable outside basis difference of its investment in Polyplastics.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	424	374
Accrued expenses	41	139
Inventory	10	10
Net operating loss	468	563
Tax credit carryforwards	100	94
Other	165	165
Subtotal	1,208	1,345
Valuation allowance(1)	(413)	(461)
Total	795	884
Deferred Tax Liabilities
Depreciation and amortization	416	479
Investments in affiliates	143	142
Other	102	94
Total	661	715
Net deferred tax assets (liabilities)	134	169
______________________________

(1)
Includes deferred tax asset valuation allowances primarily for the Company's deferred tax assets in the US, Luxembourg, Spain, China, Singapore, the United Kingdom and Canada, as well as other foreign jurisdictions. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

For the year ended December 31, 2014, the valuation allowance decreased by $48 million primarily due to $49 million of losses generated with no currently realizable income tax benefit partially offset by $31 million related to exchange rate changes and net operating loss expirations and utilization of previously unbenefited loss carryforwards of $71 million.
Legislative Changes
In October 2013, the Mexican National Congress passed new tax legislation. Among other things, the new legislation maintains a corporate tax rate of 30%, eliminates the tax consolidation rules and repeals the business flat tax ("IETU") for years beginning after December 31, 2013. The Company was subject to the IETU in 2013 and for prior periods and is now required to record deferred income taxes on an income tax basis. As a result, the Company realized a deferred income tax benefit of $46 million for the year ended December 31, 2013.
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

Net Operating Loss Carryforwards
As of December 31, 2014, the Company has US federal net operating loss carryforwards of $28 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2021. At December 31, 2014, the Company also had state net operating loss carryforwards, net of federal tax impact, of $48 million, $45 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards as of December 31, 2014 of $1.5 billion primarily for Luxembourg, Spain, Canada, China, Singapore and the United Kingdom, with various expiration dates. Net operating losses in China have various carryforward periods and began to expire in 2011. Net operating losses in most other foreign jurisdictions do not have an expiration date.
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
As of the beginning of the year	244	218	212
Increases in tax positions for the current year	7	3	6
Increases in tax positions for prior years	24	57	43
Decreases in tax positions for prior years	(46)	(32)	(19)
Decreases due to settlements	(1)	(2)	(24)
As of the end of the year	228	244	218

Total uncertain tax positions that if recognized would impact the effective tax rate	245	258	237
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations	2	12	(2)
Total amount of interest expense and penalties recognized in the consolidated balance sheets	67	65	53
The Company primarily operates in the US, Germany, Canada, China, Mexico and Singapore. Examinations are ongoing in a number of these jurisdictions including Germany for the years 2001 to 2007, France for the years 2008 to 2010 and the US for the years 2009 through 2012. The Company's US federal income tax returns for 2004 and forward are open for examination under statute. The Company's German corporate tax returns for 2001 and forward are open for examination under statute. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits. Such amounts have been reflected in the current portion of uncertain tax positions (Note 12).
In December 2013, the French Tax Authority ("FTA") issued audit assessment claims against the Company that could result in incremental tax expense of €81 million, including interest and penalties. The assessment suggests that for the years 2008 to 2010, the Company transferred value from its otherwise profitable facility in Pardies, France to subsidize other global manufacturing operations outside of France. During the three months ended June 30, 2014, the Company completed a settlement of the examination with the FTA. As a result of the settlement, the Company utilized €141 million of previously unbenefited net operating loss carryforwards. The settlement did not result in any material additional cash tax liability.

20. Management Compensation Plans
General Plan Description
The Company issues stock-based awards under its 2009 GIP, which enables the compensation committee of the Board of Directors to award incentive and nonqualified stock options, stock appreciation rights, shares of Common Stock, restricted stock awards, restricted stock units ("RSUs") and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions that provide effective incentive to Company employees (including officers), non-management directors and other service providers.
Total shares available for awards and total shares subject to outstanding awards are as follows:

	As of December 31, 2014
	Shares Available for Awards	Shares Subject to Outstanding Awards
2009 GIP	8,336,467	2,844,382
2004 Stock Incentive Plan	—	136,500	(1)
______________________________

(1)	No RSUs remain outstanding under the 2004 Stock Incentive Plan.
The Company realized income tax benefits from stock option exercises and RSU vestings as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Income tax benefit realized	2	2	31
Amount reversed in current year related to prior year	—	—	1
Stock Options
The summary of changes in stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In $)	(In years)	(In $ millions)
As of December 31, 2013	547	29.75	3.6	14
Granted	—	—
Exercised	(202)	22.98
Forfeited	(2)	32.50
Expired	—	—
As of December 31, 2014	343	33.72	3.2	7
Options exercisable at end of year	290	32.67	2.9	6
The weighted average assumptions used in the Black-Scholes option pricing method for stock option grants are as follows:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	N/A	0.68%	0.78%
Estimated life in years	N/A	4.50	4.59
Dividend yield	N/A	0.64%	0.70%
Volatility	N/A	49.50%	50.31%

The weighted average grant date fair value of stock options granted is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $)
Total	N/A	18.50	16.21
The total intrinsic value of stock options exercised is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Intrinsic value	7	6	110
As of December 31, 2014, the Company had $1 million of total unrecognized compensation expense related to stock options, excluding actual forfeitures, which is expected to be recognized over the weighted average period of one year.
Restricted Stock Units
A summary of changes in nonvested performance-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In $)
As of December 31, 2013	733	46.18
Granted	563	48.67
Vested	—	—
Canceled	(201)	43.20
Forfeited	(68)	47.80
As of December 31, 2014	1,027	48.02
The fair value of shares vested for performance-based RSUs is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Total	—	10	12
A summary of changes in nonvested time-based RSUs outstanding is as follows:

	Employee Time-Based RSUs			Director Time-Based RSUs
	Number of Units		Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In $)	(In thousands)	(In $)
As of December 31, 2013	225		37.02	16	48.51
Granted	35		54.29	19	58.48
Vested	(143)		34.36	(16)	48.51
Forfeited	(5)		37.14	—	—
As of December 31, 2014	112	(1)	45.87	19	58.48
______________________________

(1)	Includes 22,082 of unvested restricted stock awards granted to the Company's Chief Executive Officer on April 5, 2012.

The fair value of shares vested for time-based RSUs is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Total	9	12	13
As of December 31, 2014, there was $46 million of unrecognized compensation cost related to RSUs, excluding actual forfeitures, which is expected to be recognized over a weighted average period of one year.
Employee Stock Purchase Plan
Beginning January 1, 2015, eligible US employees can purchase shares of the Company's Common Stock under the 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 ("ESPP"). No shares have been offered for purchase under the ESPP as of December 31, 2014.
21. Leases
Future minimum lease payments under non-cancelable rental and lease agreements, which have initial or remaining terms in excess of one year are as follows:

As of December 31, 2014
Capital Leases
(In $ millions)
2015	47
2016	47
2017	47
2018	47
2019	47
Later years	249
Sublease income	—
Minimum lease commitments	484
Less amounts representing interest	(224)
Present value of net minimum lease obligations	260

As of December 31, 2014
Operating Leases
(In $ millions)
2015	65
2016	57
2017	40
2018	28
2019	25
Later years	157
Sublease income	(8)
Minimum lease commitments	364
The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rent expense recorded under all operating leases is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Total	161	160	165
22. Derivative Financial Instruments
Interest Rate Swaps
The Company fixes the LIBOR portion of its US dollar denominated variable rate borrowings (Note 14) with interest rate swap derivative arrangements as follows:

As of December 31, 2014
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	1.02

As of December 31, 2013
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
1,100	January 2, 2012	January 2, 2014	1.71
500	January 2, 2014	January 2, 2016	1.02
Foreign Currency Forwards and Swaps
All of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total US dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2015 Maturity
(In $ millions)
Currency
Brazilian real	(13)
British pound sterling	(78)
Canadian dollar	33
Chinese renminbi	(151)
Euro	735
Hungarian forint	10
Mexican peso	(23)
Singapore dollar	35
Total	548
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Total	1,336	869
During the three months ended September 30, 2014, the Company designated the €300 million of the principal amount of its 3.250% Notes as a net investment hedge of its investment in a wholly-owned international subsidiary whose functional currency is the Euro to mitigate the volatility caused by the changes in foreign currency exchange rates of the Euro with respect to the US dollar. Gains and losses from remeasurement of the 3.250% Notes were included in foreign currency translation within Accumulated other comprehensive income (loss), net in the consolidated balance sheets.
The Company's cross-currency swap agreements are as follows:

As of December 31, 2014
Notional Value		Effective Date	Expiration Date	Fixed Rate
(In millions)				(In percentages)
$250	(1)	September 11, 2014	September 11, 2020	4.27
€193	(2)	September 11, 2014	September 11, 2020	2.63
$225	(1)	April 17, 2014	April 17, 2019	3.62
€162	(2)	April 17, 2014	April 17, 2019	2.77
______________________________

(1)	Represents the notional amount due from the counterparty at the maturity of the contract.

(2)	Represents the notional amount due to the counterparty at the maturity of the contract.
Hedging activity for interest rate swaps and cross-currency swaps is as follows:

	Year Ended December 31,			Statement of Operations Classification
	2014	2013	2012
	(In $ millions)
Hedging activities	(4)	(11)	(14)	Interest expense
Ineffective portion of hedging activities	—	—	—	Other income (expense), net
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)					Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014		2013	2012
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	(1)	(2)	(12)	(4)		(11)	(14)		Interest expense
Cross-currency swaps	(8)	—	—	46		—	—		Other income (expense), net or Interest expense
Total	(9)	(2)	(12)	42		(11)	(14)

Designated as a Net Investment Hedge
3.250% Notes	23	—	—	—		—	—		Foreign currency translation
Not Designated as Hedges
Interest rate swaps	—	—	—	(3)	(1)	—	(6)	(2)	Interest expense
Foreign currency forwards and swaps	—	—	—	(15)		(23)	(6)		Foreign exchange gain (loss), net or Other income (expense), net
______________________________

(1)	In December 2014, the Company dedesignated as cash flow hedges a notional value of $500 million US dollar interest rate swap agreements expiring January 2, 2016.

(2)
In conjunction with the paydown of the Term C loan facility in November 2012 (Note 14), the Company dedesignated as cash flow hedges a notional value of $395 million US dollar interest rate swap agreements expiring January 2, 2014.

See Note 23 - Fair Value Measurements for additional information regarding the fair value of the Company's derivative agreements.
Certain of the Company's foreign currency forwards and swaps, interest rate swaps and cross-currency swap arrangements permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement. The Company's interest rate swap agreements are subject to cross collateralization under the Guarantee and Collateral Agreement entered into in conjunction with the Term loan borrowings (Note 14).
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Derivative Assets
Gross amount recognized	55	1
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	55	1
Gross amount not offset in the consolidated balance sheets	4	1
Net amount	51	—

	As of December 31,
	2014	2013
	(In $ millions)
Derivative Liabilities
Gross amount recognized	23	16
Gross amount offset in the consolidated balance sheets	—	1
Net amount presented in the consolidated balance sheets	23	15
Gross amount not offset in the consolidated balance sheets	4	1
Net amount	19	14
23. Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value on a recurring basis (Note 2) as follows:
Marketable Securities. Where possible, the Company utilizes quoted prices in active markets to measure available-for-sale equity securities, including mutual funds. Such items are classified as Level 1 in the fair value measurement hierarchy. Mutual funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.
Derivatives. Derivative financial instruments include interest rate swaps, cross-currency swaps and foreign currency forwards and swaps and are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps, cross-currency swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

	Fair Value Measurement						Balance Sheet Classification
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2014	2013	2014	2013	2014	2013
	(In $ millions)
Mutual funds	32	41	—	—	32	41	Marketable securities, at fair value
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	—	—	9	—	9	—	Current Other assets
Cross-currency swaps	—	—	43	—	43	—	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	3	1	3	1	Current Other assets
Total assets	32	41	55	1	87	42
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	—	—	(5)	—	(5)	Current Other liabilities
Interest rate swaps	—	—	—	(3)	—	(3)	Noncurrent Other liabilities
Cross-currency swaps	—	—	(2)	—	(2)	—	Current Other liabilities
Cross-currency swaps	—	—	(10)	—	(10)	—	Noncurrent Other liabilities
Designated as a Net Investment Hedge
3.250% Notes(1)	—	—	—	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Interest rate swaps	—	—	(4)	(2)	(4)	(2)	Current Other liabilities
Foreign currency forwards and swaps	—	—	(7)	(5)	(7)	(5)	Current Other liabilities
Total liabilities	—	—	(23)	(15)	(23)	(15)
______________________________

(1)	Included in the consolidated balance sheets at carrying amount.
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In $ millions)
Cost investments	145	145	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	56	62	56	62	—	—	56	62
Long-term debt, including current installments of long-term debt	2,633	2,911	2,398	2,747	260	264	2,658	3,011
In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values. Insurance contracts in nonqualified trusts consist of long-term fixed income securities, which are valued using independent vendor pricing models with observable inputs in the active market and therefore represent a Level 2 fair value measurement. The fair value of long-term debt is based on valuations from third-party banks and market quotations and is classified as Level 2 in the fair value measurement hierarchy. The fair value of obligations under capital leases, which are included in long-term debt, is based on lease payments and discount rates, which are not observable in the market and therefore represents a Level 3 fair value measurement.
As of December 31, 2014 and 2013, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
24. Commitments and Contingencies
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
The Company's legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business (Note 2) are as follows:
Commercial Actions
In June 2012, Linde Gas Singapore Pte. Ltd. ("Linde Gas"), a raw materials supplier based in Singapore, initiated arbitration proceedings in New York against the Company's subsidiary, Celanese Singapore Pte. Ltd. ("Singapore Ltd."), alleging that Singapore Ltd. had breached a certain requirements contract for carbon monoxide by temporarily idling Singapore Ltd.'s acetic acid facility in Jurong Island, Singapore during 2012. In December 2013, the arbitral panel ruled that Singapore Ltd. was not required to purchase minimum quantities under the express terms of the contract but, under the circumstances in 2012, had breached its implied duty of good faith. Linde Gas sought injunctive relief and damages of $68 million plus fees, costs and interest. A hearing was held in May 2014. On December 10, 2014, the arbitration panel issued a final, binding decision, rejecting Linde Gas' request for injunctive relief, while requiring Singapore Ltd. to pay Linde Gas $13 million in damages and $7 million in fees, costs and interest.
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
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the demerger agreement, including for environmental liabilities associated with contamination arising either from environmental damage in general ("Category A") or under 19 divestiture agreements entered into by Hoechst prior to the demerger ("Category B") (Note 16).
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2014 are $68 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk (Note 16).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $219 million as of December 31, 2014. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2014, the Company had unconditional purchase obligations of $3.4 billion, which extend through 2036.
25. Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Interest paid, net of amounts capitalized	146	166	189
Taxes paid, net of refunds	199	129	64
Noncash Investing and Financing Activities
Accrued acquisition of intangible assets	—	—	(2)
Accrued capital expenditures	3	38	(22)
Accrued Kelsterbach capital expenditures (Note 28)	—	(2)	(14)
Asset retirement obligations	4	9	8
Capital expenditure reimbursement	4	—	—
Capital lease obligations	22	28	7
Contingent consideration (Note 4)	8	—	—
Lease incentives	—	3	6
Mitsui reimbursement (Note 5)	70	(70)	—

26. Segment Information
Business Segments
The Company operates through business segments according to the nature and economic characteristics of its products as well as the manner in which the information is used internally by the Company's key decision maker, who is the Company's Chief Executive Officer.
The Company's business segments are as follows:

•	Advanced Engineered Materials
The Company's Advanced Engineered Materials segment includes the engineered materials business and certain strategic affiliates. The engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for application in automotive and medical applications as well as industrial products and consumer electronics. Together with its strategic affiliates, the Company's engineered materials business is a leading participant in the global specialty polymers industry. The primary products of Advanced Engineered Materials are used in a broad range of end-use products including fuel system components, automotive safety systems, medical applications, electronics, appliances, industrial products, battery separators, conveyor belts, filtration equipment, coatings, and electrical applications and products.

•	Consumer Specialties
The Company's Consumer Specialties segment includes the cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. These operating segments are aggregated by the Company into one reportable segment based on similar economic characteristics and similar production processes, classes of customers and selling and distribution practices. The Company's cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filtration applications. The Company's food ingredients business is a leading global supplier of premium quality ingredients for the food and beverage and pharmaceuticals industries and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid. The Company's food ingredients business produces and sells the Qorus™ sweetener system and Sunett® high intensity sweeteners.

•	Industrial Specialties
The Company's Industrial Specialties segment includes the emulsion polymers and EVA polymers businesses, which are operating segments aggregated by the Company into one reportable segment based on similar products, production processes, classes of customers and selling and distribution practices as well as economic similarities over a normal business cycle. The Company's emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The Company's EVA polymers business is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate resins and compounds as well as select grades of low-density polyethylene. The Company's EVA polymers' products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical tubing, automotive parts and carpeting.

•	Acetyl Intermediates
The Company's Acetyl Intermediates segment includes the intermediate chemistry business, which produces and supplies acetyl products, including acetic acid, vinyl acetate monomer, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. The Acetyl Intermediates segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
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
Other Activities primarily consists of corporate center costs, including financing and administrative activities such as legal, accounting and treasury functions, interest income and expense associated with financing activities and results of the Company's captive insurance companies. Other Activities also includes the components of net periodic benefit cost (interest cost, expected return on assets and net actuarial gains and losses) for the Company's defined benefit pension plans and other postretirement plans not allocated to the Company's business segments.
The business segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies (Note 2).
Sales transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities		Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2014
Net sales	1,459	1,160	(1)	1,224	3,493	(1)	—		(534)	6,802
Other (charges) gains, net	(1)	16		(1)	(3)		4		—	15
Operating profit (loss)	221	388		76	558		(485)		—	758
Equity in net earnings (loss) of affiliates	161	9		—	20		56		—	246
Depreciation and amortization	106	43		48	81		12		—	290
Capital expenditures	65	103		29	478		6		—	681	(2)
	As of December 31, 2014
Goodwill and intangible assets, net	358	261		54	208		—		—	881
Total assets	2,484	1,491		823	2,495		1,525		—	8,818
	Year Ended December 31, 2013
Net sales	1,352	1,214	(1)	1,155	3,241	(1)	—		(452)	6,510
Other (charges) gains, net	(13)	—		(4)	(141)		—		—	(158)
Operating profit (loss)	904	346		64	153		41		—	1,508
Equity in net earnings (loss) of affiliates	148	3		—	5		24		—	180
Depreciation and amortization	110	41		52	86		16		—	305
Capital expenditures	67	116		33	184		8		—	408	(4)
	As of December 31, 2013
Goodwill and intangible assets, net	368	278		60	234		—		—	940
Total assets	2,643	1,478		1,002	2,333		1,562		—	9,018
	Year Ended December 31, 2012
Net sales	1,261	1,186	(1)	1,184	3,231	(1)	—		(444)	6,418
Other (charges) gains, net	(2)	(4)	(3)	—	—		(8)	(3)	—	(14)
Operating profit (loss)	95	251		86	269		(526)		—	175
Equity in net earnings (loss) of affiliates	190	6		—	11		35		—	242
Depreciation and amortization	113	45		55	80		15		—	308
Capital expenditures	51	65		38	169		16		—	339	(4)
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include intersegment sales of $532 million and $2 million, respectively, for the year ended December 31, 2014; $448 million and $4 million, respectively, for the year ended December 31, 2013; and $440 million and $4 million, respectively, for the year ended December 31, 2012.

(2)	Includes an increase in accrued capital expenditures of $3 million for the year ended December 31, 2014.

(3)	Includes $9 million of insurance recoveries received from the Company's captive insurance companies related to the Narrows, Virginia facility that eliminates in consolidation.

(4)
Excludes expenditures related to the relocation of the Company's POM operations in Germany (Note 28) and includes an increase in accrued capital expenditures of $38 million for the year ended December 31, 2013 and a decrease of $22 million for the year ended December 31, 2012.

Geographical Area Information
Net sales and noncurrent assets are presented based on the location of the business.
The net sales based on the geographic location of the Company's facilities are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In $ millions)
Belgium	480	525	504
Canada	204	249	284
China	996	863	733
Germany	2,156	2,049	2,082
Mexico	259	256	257
Singapore	632	578	561
US	1,899	1,808	1,811
Other	176	182	186
Total	6,802	6,510	6,418
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2014	2013
	(In $ millions)
Belgium	66	64
Canada	138	141
China	593	653
Germany	1,084	1,301
Mexico	151	145
Singapore	50	53
US	1,563	969
Other	88	99
Total	3,733	3,425

27. Earnings (Loss) Per Share

	Year Ended December 31,
	2014	2013	2012
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	631	1,101	376
Earnings (loss) from discontinued operations	(7)	—	(4)
Net earnings (loss)	624	1,101	372

Weighted average shares - basic	155,012,370	158,801,150	158,359,914
Dilutive stock options	153,663	227,624	848,439
Dilutive RSUs	1,000,960	305,445	622,433
Weighted average shares - diluted	156,166,993	159,334,219	159,830,786
Securities not included in the computation of diluted net earnings per share as their effect would have been antidilutive are as follows:

	Year Ended December 31,
	2014	2013	2012
Stock options	—	37,696	25,906
RSUs	—	2,610	3,996
Total	—	40,306	29,902
28. Plant Relocation
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
Upon completion of certain activities as specified in the settlement agreement, title to the land and buildings transferred to Fraport during the three months ended December 31, 2013, deferred proceeds of €651 million were recognized in Gain (loss) on disposition of businesses and assets, net in the consolidated statements of operations. Such proceeds were reduced by assets of €6 million included in Property, plant and equipment, net and €104 million included in noncurrent Other assets in the consolidated balance sheets.
The Company built a new expanded POM production facility in the Frankfurt Hoechst Industrial Park in the Rhine Main area in Germany, which opened in September 2011.
29. Consolidating Guarantor Financial Information
The Senior Notes were issued by Celanese US (the "Issuer") and are guaranteed by Celanese Corporation (the "Parent Guarantor") and the Subsidiary Guarantors (Note 14). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flow present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.

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
The consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,860	5,166	(1,224)	6,802
Cost of sales	—	—	(1,822)	(4,550)	1,186	(5,186)
Gross profit	—	—	1,038	616	(38)	1,616
Selling, general and administrative expenses	—	—	(313)	(445)	—	(758)
Amortization of intangible assets	—	—	(7)	(13)	—	(20)
Research and development expenses	—	—	(47)	(39)	—	(86)
Other (charges) gains, net	—	—	28	(13)	—	15
Foreign exchange gain (loss), net	—	—	—	(2)	—	(2)
Gain (loss) on disposition of businesses and assets, net	—	—	(11)	4	—	(7)
Operating profit (loss)	—	—	688	108	(38)	758
Equity in net earnings (loss) of affiliates	622	806	90	210	(1,482)	246
Interest expense	—	(190)	(22)	(78)	143	(147)
Refinancing expense	—	(29)	—	—	—	(29)
Interest income	—	57	72	15	(143)	1
Dividend income - cost investments	—	—	—	116	—	116
Other income (expense), net	—	—	4	(8)	—	(4)
Earnings (loss) from continuing operations before tax	622	644	832	363	(1,520)	941
Income tax (provision) benefit	2	(22)	(237)	(71)	14	(314)
Earnings (loss) from continuing operations	624	622	595	292	(1,506)	627
Earnings (loss) from operation of discontinued operations	—	—	(8)	(3)	—	(11)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	3	1	—	4
Earnings (loss) from discontinued operations	—	—	(5)	(2)	—	(7)
Net earnings (loss)	624	622	590	290	(1,506)	620
Net (earnings) loss attributable to noncontrolling interests	—	—	—	4	—	4
Net earnings (loss) attributable to Celanese Corporation	624	622	590	294	(1,506)	624

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,799	4,911	(1,200)	6,510
Cost of sales	—	—	(1,827)	(4,531)	1,213	(5,145)
Gross profit	—	—	972	380	13	1,365
Selling, general and administrative expenses	—	—	53	(364)	—	(311)
Amortization of intangible assets	—	—	(11)	(21)	—	(32)
Research and development expenses	—	—	(53)	(32)	—	(85)
Other (charges) gains, net	—	—	2	(156)	(4)	(158)
Foreign exchange gain (loss), net	—	—	—	(6)	—	(6)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	737	—	735
Operating profit (loss)	—	—	961	538	9	1,508
Equity in net earnings (loss) of affiliates	1,096	1,180	116	158	(2,370)	180
Interest expense	—	(192)	(34)	(70)	124	(172)
Refinancing expense	—	(1)	—	—	—	(1)
Interest income	—	55	65	5	(124)	1
Dividend income - cost investments	—	—	—	93	—	93
Other income (expense), net	—	—	(52)	52	—	—
Earnings (loss) from continuing operations before tax	1,096	1,042	1,056	776	(2,361)	1,609
Income tax (provision) benefit	5	54	(326)	(229)	(12)	(508)
Earnings (loss) from continuing operations	1,101	1,096	730	547	(2,373)	1,101
Earnings (loss) from operation of discontinued operations	—	—	2	(2)	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	1	—	—
Earnings (loss) from discontinued operations	—	—	1	(1)	—	—
Net earnings (loss)	1,101	1,096	731	546	(2,373)	1,101
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	1,101	1,096	731	546	(2,373)	1,101

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,692	4,829	(1,103)	6,418
Cost of sales	—	—	(1,906)	(4,423)	1,092	(5,237)
Gross profit	—	—	786	406	(11)	1,181
Selling, general and administrative expenses	—	—	(440)	(390)	—	(830)
Amortization of intangible assets	—	—	(18)	(33)	—	(51)
Research and development expenses	—	—	(74)	(30)	—	(104)
Other (charges) gains, net	—	—	17	(22)	(9)	(14)
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(2)	—	(3)
Operating profit (loss)	—	—	270	(75)	(20)	175
Equity in net earnings (loss) of affiliates	369	473	199	201	(1,000)	242
Interest expense	—	(198)	(42)	(73)	128	(185)
Refinancing expense	—	(3)	—	—	—	(3)
Interest income	—	59	65	6	(128)	2
Dividend income - cost investments	—	—	—	85	—	85
Other income (expense), net	—	—	(10)	15	—	5
Earnings (loss) from continuing operations before tax	369	331	482	159	(1,020)	321
Income tax (provision) benefit	3	38	(16)	15	15	55
Earnings (loss) from continuing operations	372	369	466	174	(1,005)	376
Earnings (loss) from operation of discontinued operations	—	—	(5)	(1)	—	(6)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	2	—	—	2
Earnings (loss) from discontinued operations	—	—	(3)	(1)	—	(4)
Net earnings (loss)	372	369	463	173	(1,005)	372
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	372	369	463	173	(1,005)	372

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	624	622	590	290	(1,506)	620
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation	(148)	(148)	(31)	(65)	244	(148)
Gain (loss) from cash flow hedges	40	40	(1)	(7)	(32)	40
Pension and postretirement benefits	(54)	(54)	(54)	(5)	113	(54)
Total other comprehensive income (loss), net of tax	(161)	(161)	(85)	(76)	322	(161)
Total comprehensive income (loss), net of tax	463	461	505	214	(1,184)	459
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss) attributable to Celanese Corporation	463	461	505	218	(1,184)	463

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	1,101	1,096	731	546	(2,373)	1,101
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	—	(2)	1
Foreign currency translation	20	20	(10)	(8)	(2)	20
Gain (loss) from cash flow hedges	6	6	—	—	(6)	6
Pension and postretirement benefits	58	58	56	2	(116)	58
Total other comprehensive income (loss), net of tax	85	85	47	(6)	(126)	85
Total comprehensive income (loss), net of tax	1,186	1,181	778	540	(2,499)	1,186
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	1,186	1,181	778	540	(2,499)	1,186

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	372	369	463	173	(1,005)	372
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	5	5	(12)	1	6	5
Gain (loss) from cash flow hedges	7	7	(1)	3	(9)	7
Pension and postretirement benefits	(11)	(11)	(2)	(11)	24	(11)
Total other comprehensive income (loss), net of tax	1	1	(15)	(7)	21	1
Total comprehensive income (loss), net of tax	373	370	448	166	(984)	373
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	373	370	448	166	(984)	373

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	110	670	—	780
Trade receivables - third party and affiliates	—	—	184	821	(204)	801
Non-trade receivables, net	35	477	2,265	407	(2,943)	241
Inventories, net	—	—	268	613	(99)	782
Deferred income taxes	—	—	39	12	(22)	29
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	6	12	34	(19)	33
Total current assets	35	483	2,910	2,557	(3,287)	2,698
Investments in affiliates	2,784	5,889	4,349	613	(12,759)	876
Property, plant and equipment, net	—	—	1,029	2,704	—	3,733
Deferred income taxes	—	16	211	26	—	253
Other assets	—	674	146	400	(843)	377
Goodwill	—	—	314	435	—	749
Intangible assets, net	—	—	73	59	—	132
Total assets	2,819	7,062	9,032	6,794	(16,889)	8,818
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,894	184	290	(2,231)	137
Trade payables - third party and affiliates	—	—	413	548	(204)	757
Other liabilities	1	34	225	402	(230)	432
Deferred income taxes	—	22	—	7	(22)	7
Income taxes payable	—	—	484	45	(524)	5
Total current liabilities	1	1,950	1,306	1,292	(3,211)	1,338
Noncurrent Liabilities
Long-term debt	—	2,269	900	208	(769)	2,608
Deferred income taxes	—	—	—	141	—	141
Uncertain tax positions	—	6	16	137	—	159
Benefit obligations	—	—	923	288	—	1,211
Other liabilities	—	53	121	192	(83)	283
Total noncurrent liabilities	—	2,328	1,960	966	(852)	4,402
Total Celanese Corporation stockholders' equity	2,818	2,784	5,766	4,276	(12,826)	2,818
Noncontrolling interests	—	—	—	260	—	260
Total equity	2,818	2,784	5,766	4,536	(12,826)	3,078
Total liabilities and equity	2,819	7,062	9,032	6,794	(16,889)	8,818

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	284	700	—	984
Trade receivables - third party and affiliates	—	—	131	877	(141)	867
Non-trade receivables, net	33	482	2,166	586	(2,924)	343
Inventories, net	—	—	243	622	(61)	804
Deferred income taxes	—	—	74	58	(17)	115
Marketable securities, at fair value	—	—	41	—	—	41
Other assets	—	5	15	24	(16)	28
Total current assets	33	487	2,954	2,867	(3,159)	3,182
Investments in affiliates	2,667	4,458	1,677	594	(8,555)	841
Property, plant and equipment, net	—	—	969	2,456	—	3,425
Deferred income taxes	—	—	248	49	(8)	289
Other assets	—	1,965	144	285	(2,053)	341
Goodwill	—	—	305	493	—	798
Intangible assets, net	—	—	64	78	—	142
Total assets	2,700	6,910	6,361	6,822	(13,775)	9,018
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,713	122	373	(2,031)	177
Trade payables - third party and affiliates	—	—	312	628	(141)	799
Other liabilities	1	28	441	513	(442)	541
Deferred income taxes	—	17	—	10	(17)	10
Income taxes payable	—	—	460	32	(474)	18
Total current liabilities	1	1,758	1,335	1,556	(3,105)	1,545
Noncurrent Liabilities
Long-term debt	—	2,468	825	1,646	(2,052)	2,887
Deferred income taxes	—	8	—	225	(8)	225
Uncertain tax positions	—	6	16	178	—	200
Benefit obligations	—	—	943	232	—	1,175
Other liabilities	—	3	91	202	(9)	287
Total noncurrent liabilities	—	2,485	1,875	2,483	(2,069)	4,774
Total Celanese Corporation stockholders' equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Noncontrolling interests	—	—	—	—	—	—
Total equity	2,699	2,667	3,151	2,783	(8,601)	2,699
Total liabilities and equity	2,700	6,910	6,361	6,822	(13,775)	9,018

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	389	498	644	433	(1,002)	962
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(183)	(71)	—	(254)
Acquisitions, net of cash acquired	—	—	(10)	—	—	(10)
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(44)	(380)	—	(424)
Return of capital from subsidiary	—	28	51	—	(79)	—
Contributions to subsidiary	—	—	(213)	—	213	—
Intercompany loan receipts (disbursements)	—	(70)	(93)	(75)	238	—
Other, net	—	—	(9)	(8)	—	(17)
Net cash provided by (used in) investing activities	—	(42)	(501)	(534)	372	(705)
Financing Activities
Short-term borrowings (repayments), net	—	93	6	(15)	(93)	(9)
Proceeds from short-term borrowings	—	—	—	62	—	62
Repayments of short-term borrowings	—	—	—	(91)	—	(91)
Proceeds from long-term debt	—	462	75	—	(150)	387
Repayments of long-term debt	—	(611)	(5)	(15)	5	(626)
Purchases of treasury stock, including related fees	(250)	—	—	—	—	(250)
Dividends to parent	—	(390)	(390)	(222)	1,002	—
Contributions from parent	—	—	—	213	(213)	—
Stock option exercises	5	—	—	—	—	5
Series A common stock dividends	(144)	—	—	—	—	(144)
Return of capital to parent	—	—	—	(79)	79	—
Contributions from noncontrolling interests	—	—	—	264	—	264
Other, net	—	(10)	(3)	—	—	(13)
Net cash provided by (used in) financing activities	(389)	(456)	(317)	117	630	(415)
Exchange rate effects on cash and cash equivalents	—	—	—	(46)	—	(46)
Net increase (decrease) in cash and cash equivalents	—	—	(174)	(30)	—	(204)
Cash and cash equivalents as of beginning of period	—	—	284	700	—	984
Cash and cash equivalents as of end of period	—	—	110	670	—	780

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	228	105	766	154	(491)	762
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(156)	(121)	—	(277)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	13	—	13
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(7)	—	(7)
Capital expenditures related to Fairway Methanol LLC	—	—	(93)	—	—	(93)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(20)	—	20	—
Intercompany loan receipts (disbursements)	—	5	(131)	—	126	—
Other, net	—	—	(45)	(13)	—	(58)
Net cash provided by (used in) investing activities	—	5	(445)	(128)	146	(422)
Financing Activities
Short-term borrowings (repayments), net	—	131	(8)	(3)	(131)	(11)
Proceeds from short-term borrowings	—	—	—	177	—	177
Repayments of short-term borrowings	—	—	—	(123)	—	(123)
Proceeds from long-term debt	—	24	50	—	—	74
Repayments of long-term debt	—	(34)	(121)	(48)	5	(198)
Purchases of treasury stock, including related fees	(164)	—	—	—	—	(164)
Dividends to parent	—	(229)	(229)	(33)	491	—
Contributions from parent	—	—	—	20	(20)	—
Stock option exercises	9	—	—	—	—	9
Series A common stock dividends	(83)	—	—	—	—	(83)
Return of capital to parent	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—
Other, net	—	(2)	(4)	(1)	—	(7)
Net cash provided by (used in) financing activities	(238)	(110)	(312)	(11)	345	(326)
Exchange rate effects on cash and cash equivalents	—	—	—	11	—	11
Net increase (decrease) in cash and cash equivalents	(10)	—	9	26	—	25
Cash and cash equivalents as of beginning of period	10	—	275	674	—	959
Cash and cash equivalents as of end of period	—	—	284	700	—	984

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	7	(100)	396	489	(70)	722
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(158)	(191)	—	(349)
Acquisitions, net of cash acquired	—	—	(23)	—	—	(23)
Proceeds from sale of businesses and assets, net	—	—	1	—	—	1
Deferred proceeds from Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(49)	—	(49)
Capital expenditures related to Fairway Methanol LLC	—	—	(12)	—	—	(12)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(3)	—	3	—
Intercompany loan receipts (disbursements)	—	5	(53)	—	48	—
Other, net	—	—	(9)	(59)	—	(68)
Net cash provided by (used in) investing activities	—	5	(257)	(299)	51	(500)
Financing Activities
Short-term borrowings (repayments), net	—	53	5	(3)	(53)	2
Proceeds from short-term borrowings	—	—	—	71	—	71
Repayments of short-term borrowings	—	—	—	(71)	—	(71)
Proceeds from long-term debt	—	500	50	—	—	550
Repayments of long-term debt	—	(414)	(10)	(70)	5	(489)
Purchases of treasury stock, including related fees	(45)	—	—	—	—	(45)
Dividends to parent	—	(35)	(35)	—	70	—
Contributions from parent	—	—	—	3	(3)	—
Stock option exercises	62	—	—	—	—	62
Series A common stock dividends	(43)	—	—	—	—	(43)
Return of capital to parent	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—
Other, net	29	(9)	(7)	(1)	—	12
Net cash provided by (used in) financing activities	3	95	3	(71)	19	49
Exchange rate effects on cash and cash equivalents	—	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	10	—	142	125	—	277
Cash and cash equivalents as of beginning of period	—	—	133	549	—	682
Cash and cash equivalents as of end of period	10	—	275	674	—	959

INDEX TO EXHIBITS

Exhibits will be furnished upon request for a nominal fee, limited to reasonable expenses.

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, effective as of July 23, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 28, 2014).

4.1	Form of certificate of Series A Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 13, 2005).

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

4.5
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

4.6*	Fourth Supplemental Indenture, dated December 1, 2014, among Celanese US Holdings LLC, Celanese U.S. Sales LLC and Wells Fargo Bank, National Association, as trustee.

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

Exhibit Number
Description

10.1(e)
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

10.1(f)
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

10.2(a)*
Amended and Restated Purchase and Sale Agreement, dated February 2, 2015, among Celanese U.S. Sales LLC, Celanese Ltd., Ticona Polymers, Inc., Celanese International Corporation and CE Receivables LLC.

10.2(b)
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

10.2(c)
First Amendment to Receivables Purchase Agreement, dated October 31, 2013, among Celanese International Corporation, CE Receivables LLC, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo−Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2(b) to the Annual Report on Form 10-K filed with the SEC on February 7, 2014).

10.2(d)*
Second Amendment to Receivables Purchase Agreement, dated October 20, 2014, among CE Receivables LLC, Celanese International Corporation, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo–Mitsubishi UFJ, Ltd., New York Branch, as administrator.

10.2(e)*
Third Amendment to Receivables Purchase Agreement, dated February 2, 2015, among CE Receivables LLC, Celanese International Corporation, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo–Mitsubishi UFJ, Ltd., New York Branch, as administrator.

10.2(f)
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

10.3(a)‡
Amendment to Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on April 3, 2007).

10.3(b)‡
Form of 2007 Deferral Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on April 3, 2007).

10.4‡	Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-32410) filed on February 29, 2008).

10.4(a)‡
Amendment Number One to Celanese Corporation 2008 Deferred Compensation Plan dated December 11, 2008 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-158736) filed with the SEC on April 23, 2009).

10.4(b)‡
Amendment Number Two to Celanese Corporation 2008 Deferred Compensation Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.4(b) to the Annual Report on Form 10-K filed with the SEC on February 7, 2014).

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

10.5(c)‡
Form of Amendment Two to Nonqualified Stock Option Agreement (for executive officers) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on January 26, 2009).

10.5(d)‡
Form of Nonqualified Stock Option Agreement (for non-employee directors) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.8(d) to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.6‡	Celanese Corporation 2009 Global Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-158734) filed with the SEC on April 23, 2009).

10.6(a)‡
Form of 2009 Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient, together with a schedule identifying substantially identical agreements between Celanese Corporation and each of its executive officers identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on July 29, 2009).

10.6(b)‡
Form of 2010 Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2010).

10.6(c)‡	Form of 2011 Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.6(d)‡	Form of 2011 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.6(e)‡	Form of 2011 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.6(f)‡	Form of Nonqualified Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6(g)‡
Form of Amendment to 2010 and 2011 Nonqualified Stock Option Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6(h)‡
Form of Amendment to 2010 and 2011 Time-Vesting Restricted Stock Unit Award Agreements, dated April 18, 2012, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6(i)‡
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

10.7(a)‡	Form of 2012 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K filed with the SEC on February 8, 2013).

10.7(b)‡	Form of 2012 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6(b) to the Annual Report on Form 10-K filed with the SEC on February 8, 2013).

10.7(c)‡	Form of 2013 Performance−Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 12, 2013).

Exhibit Number
Description

10.7(d)‡	Form of 2013 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7(d) to the Annual Report on Form 10-K filed with the SEC on February 7, 2014).

10.7(e)‡	Form of 2013 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.7(e) to the Annual Report on Form 10-K filed with the SEC on February 7, 2014).

10.7(f)‡
Form of 2013 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.7(f) to the Annual Report on Form 10-K filed with the SEC on February 7, 2014).

10.7(g)‡	Form of 2014 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q Filed with the SEC on April 22, 2014).

10.7(h)‡	Form of 2014 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q Filed with the SEC on April 22, 2014).

10.7(i)‡	Form of 2014 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q Filed with the SEC on April 22, 2014).

10.7(j)‡
Form of 2014 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q Filed with the SEC on July 18, 2014).

10.8‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-158734) filed on April 23, 2009).

10.9‡	Executive Severance Benefits Plan, dated July 21, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 27, 2010).

10.9(a)‡	Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 12, 2013).

10.10‡
Summary of pension benefits for David N. Weidman (updated to include revisions effective after the summary was first filed as Exhibit 10.34 to the Annual Report on Form 10-K filed with the SEC on March 31, 2005) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

10.11(a)‡
Offer Letter, dated February 25, 2009, between Celanese Corporation and Gjon N. Nivica, Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on April 28, 2009).

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

10.11(g)‡
Agreement and General Release, dated May 6, 2014, between Celanese Corporation and Steven M. Sterin (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on October 21, 2014).

10.12‡
Change in Control Agreement, dated April 1, 2008, between Celanese Corporation and David N. Weidman, together with a schedule identifying other substantially identical agreements between Celanese Corporation and each of its name executive officers identified thereon and identifying the material differences between each of those agreements and the filed Changed of Control Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed on April 7, 2008).

Exhibit Number
Description

10.12(a)‡
Change in Control Agreement, dated May 1, 2008, between Celanese Corporation and Christopher W. Jensen (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on July 23, 2008).

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

10.13‡
Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A (File No. 001-32410) filed with the SEC on January 26, 2009).

10.14‡
Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 12, 2014).

10.14(a)*‡	Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014.

10.15*‡	Summary of Non-Employee Director Compensation.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of subsidiaries of Celanese Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

23.2*	Consent of Independent Auditors of CTE Petrochemicals Company, BDO USA, LLP.

23.3*	Consent of Independent Auditors of National Methanol Company, BDO Dr. Mohamed Al-Amri & Co.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited financial statements as of December 31, 2014 and 2013 and for each of the years in the three year period ended December 31, 2014 for CTE Petrochemicals Company.

99.2*	Audited financial statements as of December 31, 2014 and 2013 and for each of the years in the three year period ended December 31, 2014 for National Methanol Company.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.
‡ Indicates a management contract or compensatory plan or arrangement.
†     Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the SEC.