Form 10-Q
period 2015-03-31
Celanese Corp
filed 2015-04-17
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of April 13, 2015 was 153,241,257.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2015

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(In $ millions, except share and per share data)
Net sales	1,450	1,705
Cost of sales	(1,069)	(1,327)
Gross profit	381	378
Selling, general and administrative expenses	(98)	(104)
Amortization of intangible assets	(3)	(6)
Research and development expenses	(20)	(22)
Other (charges) gains, net	(5)	(1)
Foreign exchange gain (loss), net	3	(1)
Gain (loss) on disposition of businesses and assets, net	(1)	(1)
Operating profit (loss)	257	243
Equity in net earnings (loss) of affiliates	48	40
Interest expense	(27)	(39)
Interest income	—	—
Dividend income - cost investments	28	29
Other income (expense), net	—	—
Earnings (loss) from continuing operations before tax	306	273
Income tax (provision) benefit	(72)	(78)
Earnings (loss) from continuing operations	234	195
Earnings (loss) from operation of discontinued operations	—	—
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	—	—
Net earnings (loss)	234	195
Net (earnings) loss attributable to noncontrolling interests	2	1
Net earnings (loss) attributable to Celanese Corporation	236	196
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	236	196
Earnings (loss) from discontinued operations	—	—
Net earnings (loss)	236	196
Earnings (loss) per common share - basic
Continuing operations	1.54	1.25
Discontinued operations	—	—
Net earnings (loss) - basic	1.54	1.25
Earnings (loss) per common share - diluted
Continuing operations	1.53	1.25
Discontinued operations	—	—
Net earnings (loss) - diluted	1.53	1.25
Weighted average shares - basic	153,216,510	156,501,794
Weighted average shares - diluted	153,901,562	156,812,915

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2015	2014
	(In $ millions)
Net earnings (loss)	234	195
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—
Foreign currency translation	(156)	5
Gain (loss) on cash flow hedges	2	(3)
Pension and postretirement benefits	(3)	(12)
Total other comprehensive income (loss), net of tax	(157)	(10)
Total comprehensive income (loss), net of tax	77	185
Comprehensive (income) loss attributable to noncontrolling interests	2	1
Comprehensive income (loss) attributable to Celanese Corporation	79	186

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2015	As of December 31, 2014
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2015: $1; 2014: $1)	851	780
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2015: $6; 2014: $9)	804	801
Non-trade receivables, net	208	241
Inventories	744	782
Deferred income taxes	15	29
Marketable securities, at fair value	29	32
Other assets	45	33
Total current assets	2,696	2,698
Investments in affiliates	804	876
Property, plant and equipment (net of accumulated depreciation - 2015: $1,810; 2014: $1,816; variable interest entity restricted - 2015: $620; 2014: $535)	3,685	3,733
Deferred income taxes	275	253
Other assets (variable interest entity restricted - 2015: $29; 2014: $24)	343	377
Goodwill	700	749
Intangible assets (net of accumulated amortization - 2015: $517; 2014: $556)	123	132
Total assets	8,626	8,818
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	128	137
Trade payables - third party and affiliates	664	757
Other liabilities	342	432
Deferred income taxes	6	7
Income taxes payable	55	5
Total current liabilities	1,195	1,338
Long-term debt	2,536	2,608
Deferred income taxes	130	141
Uncertain tax positions	162	159
Benefit obligations	1,144	1,211
Other liabilities	260	283
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2015 and 2014: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2015: 166,517,146 issued and 153,250,521 outstanding; 2014: 166,169,335 issued and 152,902,710 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2015 and 2014: 0 issued and outstanding)	—	—
Treasury stock, at cost (2015 and 2014: 13,266,625 shares)	(611)	(611)
Additional paid-in capital	105	103
Retained earnings	3,689	3,491
Accumulated other comprehensive income (loss), net	(322)	(165)
Total Celanese Corporation stockholders' equity	2,861	2,818
Noncontrolling interests	338	260
Total equity	3,199	3,078
Total liabilities and equity	8,626	8,818
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Three Months Ended March 31, 2015
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	152,902,710	—
Stock option exercises	7,500	—
Purchases of treasury stock	—	—
Stock awards	340,311	—
Balance as of the end of the period	153,250,521	—
Treasury Stock
Balance as of the beginning of the period	13,266,625	(611)
Purchases of treasury stock, including related fees	—	—
Balance as of the end of the period	13,266,625	(611)
Additional Paid-In Capital
Balance as of the beginning of the period		103
Stock-based compensation, net of tax		2
Stock option exercises, net of tax		—
Balance as of the end of the period		105
Retained Earnings
Balance as of the beginning of the period		3,491
Net earnings (loss) attributable to Celanese Corporation		236
Series A common stock dividends		(38)
Balance as of the end of the period		3,689
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(165)
Other comprehensive income (loss), net of tax		(157)
Balance as of the end of the period		(322)
Total Celanese Corporation stockholders' equity		2,861
Noncontrolling Interests
Balance as of the beginning of the period		260
Net earnings (loss) attributable to noncontrolling interests		(2)
Contributions from noncontrolling interests		80
Balance as of the end of the period		338
Total equity		3,199

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(In $ millions)
Operating Activities
Net earnings (loss)	234	195
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	—	—
Depreciation, amortization and accretion	68	76
Pension and postretirement net periodic benefit cost	(12)	(26)
Pension and postretirement contributions	(29)	(48)
Deferred income taxes, net	5	(7)
(Gain) loss on disposition of businesses and assets, net	1	1
Stock-based compensation	12	8
Undistributed earnings in unconsolidated affiliates	39	25
Other, net	3	2
Operating cash provided by (used in) discontinued operations	(1)	—
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(34)	(123)
Inventories	6	(15)
Other assets	45	4
Trade payables - third party and affiliates	(58)	27
Other liabilities	(9)	45
Net cash provided by (used in) operating activities	270	164
Investing Activities
Capital expenditures on property, plant and equipment	(64)	(78)
Proceeds from sale of businesses and assets, net	—	—
Capital expenditures related to Fairway Methanol LLC	(98)	(70)
Other, net	(11)	(3)
Net cash provided by (used in) investing activities	(173)	(151)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	4	(3)
Proceeds from short-term borrowings	16	25
Repayments of short-term borrowings	(29)	(40)
Proceeds from long-term debt	—	—
Repayments of long-term debt	(6)	(6)
Purchases of treasury stock, including related fees	—	(53)
Stock option exercises	—	—
Series A common stock dividends	(38)	(28)
Contributions from noncontrolling interests	80	109
Other, net	(10)	—
Net cash provided by (used in) financing activities	17	4
Exchange rate effects on cash and cash equivalents	(43)	(3)
Net increase (decrease) in cash and cash equivalents	71	14
Cash and cash equivalents as of beginning of period	780	984
Cash and cash equivalents as of end of period	851	998

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2015 and 2014 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP may have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2014, filed on February 6, 2015 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.
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
Estimates and Assumptions
The preparation of unaudited interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of net sales, expenses and allocated charges during the reporting period. Significant estimates pertain to impairments of goodwill, intangible assets and other long-lived assets, purchase price allocations, restructuring costs and other (charges) gains, net, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the potential impact of adopting this ASU on its financial statements and related disclosures.
3. Ventures and Variable Interest Entities
Consolidated Variable Interest Entities
In February 2014, the Company formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns 50% of Fairway, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at the Company's Clear Lake facility. Both Mitsui and the Company will supply their own natural gas to Fairway in exchange for methanol tolling under a cost-plus off-take arrangement. The planned methanol facility will have an annual capacity of 1.3 million tons.
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Cash and cash equivalents	1	1
Property, plant and equipment	620	535
Other assets	29	24
Total assets(1)	650	560

Trade payables	1	—
Current liabilities(2)	33	40
Long-term debt	5	—
Total liabilities	39	40
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Amounts owed by Fairway for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of March 31, 2015 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Property, plant and equipment, net	93	96

Trade payables	49	43
Current installments of long-term debt	9	9
Long-term debt	122	125
Total liabilities	180	177

Maximum exposure to loss	291	291
The difference between the total liabilities associated with obligations to unconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 16).

4. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 9) as follows:

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Amortized cost	29	32
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	29	32
See Note 15 - Fair Value Measurements for further information regarding the fair value of the Company's marketable securities.
5. Inventories

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Finished goods	551	579
Work-in-process	46	53
Raw materials and supplies	147	150
Total	744	782
6. Current Other Liabilities

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Asset retirement obligations	7	9
Benefit obligations (Note 9)	33	28
Customer rebates	34	53
Derivatives (Note 14)	5	13
Environmental (Note 10)	17	21
Insurance	8	9
Interest	20	19
Restructuring (Note 12)	9	21
Salaries and benefits	76	129
Sales and use tax/foreign withholding tax payable	17	13
Uncertain tax positions (Note 13)	52	59
Other	64	58
Total	342	432

7. Noncurrent Other Liabilities

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Asset retirement obligations	29	28
Deferred proceeds	42	47
Deferred revenue	19	21
Derivatives (Note 14)	—	10
Environmental (Note 10)	61	63
Income taxes payable	12	13
Insurance	52	51
Other	45	50
Total	260	283
8. Debt

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	25	25
Short-term borrowings, including amounts due to affiliates(1)	73	77
Accounts receivable securitization facility(2)	30	35
Total	128	137
______________________________

(1)	The weighted average interest rate was 4.2% and 4.7% as of March 31, 2015 and December 31, 2014, respectively.

(2)	The weighted average interest rate was 0.7% as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016	30	34
Senior credit facilities - Term C-3 loan due 2018	882	906
Senior unsecured notes due 2019, interest rate of 3.250%	323	364
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	169
Obligations under capital leases due at various dates through 2054	257	260
Subtotal	2,561	2,633
Current installments of long-term debt	(25)	(25)
Total	2,536	2,608

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
The Senior Notes are senior unsecured obligations of Celanese US and rank equally in right of payment with all other unsubordinated indebtedness of Celanese US. The Senior Notes were issued under indentures (collectively, "Indentures") among Celanese US, Celanese and each of the domestic subsidiaries of Celanese US that guarantee its obligations under its senior secured credit facilities ("Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors. The Indentures contain covenants, including, but not limited to, restrictions on the Company's ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; engage in transactions with affiliates; or engage in other businesses. Celanese US may redeem some or all of each of the Senior Notes, prior to their respective maturity dates, at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the applicable indenture, plus accrued and unpaid interest, if any, to the redemption date.
Senior Credit Facilities
In September 2014, Celanese US, Celanese and the Subsidiary Guarantors entered into an amendment agreement with the lenders under Celanese US's existing senior secured credit facilities in order to amend and restate the amended credit agreement dated September 16, 2013 (as amended and restated by the 2014 amendment agreement, the "Amended Credit Agreement"). Under the Amended Credit Agreement, all of the US dollar-denominated Term C-2 term loans and all but €28 million of the Euro-denominated Term C-2 term loans under the 2013 amended credit agreement were converted into, or refinanced by, the Term C-3 loan facility with an extended maturity date of October 2018. The non-extended portions of the Term C-2 loan facility continue to have a maturity date of October 2016. In addition, the maturity date of the Company's revolving credit facility was extended to October 2018 and the facility was increased to $900 million. Accordingly, the Amended Credit Agreement consists of the Term C-2 loan facility, the Term C-3 loan facility and a $900 million revolving credit facility.
As of March 31, 2015, the margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR") and the margin for borrowings under the Term C-3 loan facility was 2.25% above LIBOR (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable. As of March 31, 2015, the margin for borrowings under the revolving credit facility was 1.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the corporate credit ratings of Celanese or Celanese US.
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

The Company's amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of March 31, 2015
Maximum	Estimate	Estimate, If Fully Drawn
3.90	0.60	1.16
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
The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2015.
Accounts Receivable Securitization Facility
In August 2013, the Company entered into a US accounts receivable securitization facility pursuant to (i) a Purchase and Sale Agreement ("Sale Agreement") among certain US subsidiaries of the Company (each an "Originator"), Celanese International Corporation ("CIC") and CE Receivables LLC, a wholly-owned, "bankruptcy remote" special purpose subsidiary of an Originator ("Transferor") and (ii) a Receivables Purchase Agreement ("Purchase Agreement"), among CIC, as servicer, the Transferor, various third-party purchasers (collectively, "Purchasers") and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator ("Administrator"). The Purchase Agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. All of the Transferor's assets have been pledged to the Administrator in support of its obligations under the Purchase Agreement.
The Company's balances available for borrowing are as follows:

	As of March 31, 2015
	(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	900
Accounts Receivable Securitization Facility
Borrowings outstanding	30	(1)
Letters of credit issued	74
Available for borrowing	12
Total borrowing base	116

Maximum borrowing base	135	(2)
______________________________

(1)	The Company repaid $5 million of borrowings outstanding during the three months ended March 31, 2015.

(2)	Outstanding accounts receivable transferred by the Originators to the Transferor was $154 million.

9. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2015		2014
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	3	—
Interest cost	35	1	42	2
Expected return on plan assets	(52)	—	(54)	—
Amortization of prior service cost (credit), net	—	—	—	(19)	(1)
Special termination benefit	1	—	—	—
Total	(13)	1	(9)	(17)
______________________________

(1)	Primarily related to the elimination of eligibility for all current and future US employees to participate in the Company's US postretirement health care plan.
Benefit obligation funding is as follows:

	As of March 31, 2015	Total Expected 2015
	(In $ millions)
Cash contributions to defined benefit pension plans	21	26
Benefit payments to nonqualified pension plans	6	22
Benefit payments to other postretirement benefit plans	2	17
Cash contributions to German multiemployer defined benefit pension plans(1)	2	6
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
10. Environmental
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

The components of environmental remediation reserves are as follows:

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Demerger obligations (Note 16)	24	25
Divestiture obligations (Note 16)	19	21
Active sites	22	23
US Superfund sites	11	12
Other environmental remediation reserves	2	3
Total	78	84
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 16). The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
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
One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") in the lower 17-mile stretch of the Passaic River in order to identify the levels of contaminants and potential cleanup actions. The parties are still working on the RI/FS with a goal to complete it in 2015. On April 11, 2014, the EPA issued its proposed evaluation of remediation alternatives for the lower 8-mile stretch of the Passaic River. The EPA estimates the cost for the various alternatives for the lower 8-mile stretch of the Passaic River will range from $365 million to $3.2 billion. The EPA's preferred plan would involve dredging the Passaic River bank to bank and installing an engineered cap at an estimated cost of $1.7 billion.
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
11. Stockholders' Equity
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
The Company's Board of Directors approved an increase in the Company's Common Stock cash dividend rate as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2014	39	0.25	1.00	May 2014
Treasury Stock

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2015
	2015	2014
Shares repurchased	—	1,035,374	20,667,195	(1)
Average purchase price per share	$—	$51.30	$44.27
Cash paid for repurchased shares (in millions)	$—	$53	$915
Aggregate Board of Directors repurchase authorizations (in millions)(2)	$—	$172	$1,366
______________________________

(1)
Excludes 11,844 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance. Accordingly, the shares withheld are treated as treasury shares.

(2)
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program began in February 2008 and does not have an expiration date.

The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.

Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2015				2014
	Gross Amount		Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—		—	—	—	—	—
Foreign currency translation	(150)		(6)	(156)	(3)	8	5
Gain (loss) on cash flow hedges	3	(1)	(1)	2	—	(3)	(3)
Pension and postretirement benefits	—		(3)	(3)	(19)	7	(12)
Total	(147)		(10)	(157)	(22)	12	(10)
______________________________

(1)	Includes $1 million of losses related to the Company's equity method investments' derivative activity.
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 4)	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretire- ment Benefits (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2014	1	(151)	(4)	(11)	(165)
Other comprehensive income (loss) before reclassifications	—	(150)	(1)	—	(151)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	4	—	4
Income tax (provision) benefit	—	(6)	(1)	(3)	(10)
As of March 31, 2015	1	(307)	(2)	(14)	(322)
12. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2015	2014
	(In $ millions)
Employee termination benefits	(4)	(2)
Plant/office closures	—	1
Commercial disputes	(1)	—
Total	(5)	(1)
2015
During the three months ended March 31, 2015, the Company recorded $4 million of employee termination benefits related to Company-wide business optimization projects. The Company also recorded $1 million of damages in connection with the settlement of a claim by a raw materials supplier. The commercial dispute resolution is included in the Acetyl Intermediates segment.
2014
During the three months ended March 31, 2014, the Company recorded $2 million of employee termination benefits related to the closure of its acetic anhydride facility in Roussillon, France and its vinyl acetate monomer ("VAM") facility in Tarragona, Spain. The Roussillon, France acetic anhydride operations and the Tarragona, Spain VAM operations are included in the Acetyl Intermediates segment.

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2014	4	1	1	5	3	14
Additions	1	—	1	—	2	4
Cash payments	—	—	—	(2)	—	(2)
Other changes	(3)	—	—	—	(3)	(6)
Exchange rate changes	(1)	—	—	(1)	—	(2)
As of March 31, 2015	1	1	2	2	2	8
Plant/Office Closures
As of December 31, 2014	—	—	—	7	—	7
Additions	—	—	—	—	—	—
Cash payments	—	—	—	(5)	—	(5)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	(1)	—	(1)
As of March 31, 2015	—	—	—	1	—	1
Total	1	1	2	3	2	9
13. Income Taxes

	Three Months Ended March 31,
	2015	2014
	(In percentages)
Effective income tax rate	24	29
The lower effective income tax rate for the three months ended March 31, 2015 is equally attributable to changes in jurisdictional earnings related to the Company creating a centralized European operating company and changes in earnings in jurisdictions in which current year results do not have a corresponding tax impact due to valuation allowances, primarily in Asia.
In February 2015, the Company established a centralized European operating company for the purpose of improving the operational efficiencies and profitability of our European operations and certain global product lines. These activities will directly impact the Company's mix of earnings and product flows and will result in both favorable and unfavorable tax rate impacts in the jurisdictions in which the Company operates.
For the three months ended March 31, 2015, the Company's uncertain tax positions decreased $6 million primarily due to exchange rate fluctuations of $23 million, partially offset by a $17 million increase in interest and changes in uncertain tax positions in certain jurisdictions.
The Company's US tax returns for the years 2009 through 2012 are currently under audit by the US Internal Revenue Service and certain of the Company's subsidiaries are under audit in jurisdictions outside of the US. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits or the lapse of applicable statutes of limitations. Such amounts have been reflected in the current portion of uncertain tax positions (Note 6).

14. Derivative Financial Instruments
Interest Rate Swaps
The Company fixes the LIBOR portion of its US dollar denominated variable rate borrowings (Note 8) with interest rate swap derivative arrangements as follows:

As of March 31, 2015
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	0.94

As of December 31, 2014
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	1.02
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Total	1,441	1,336
Cross-currency Swaps
On March 31, 2015, the Company settled its cross-currency swap agreements with notional values of $250 million/ €193 million, expiring September 11, 2020, and $225 million/ €162 million, expiring April 17, 2019, in exchange for cash of $88 million. The Company recorded a net loss of $1 million, which is included in Other income (expense), net in the unaudited interim consolidated statement of operations. The Company classifies cash flows from derivative instruments designated as cash flow hedges in the same category of the consolidated statement of cash flows as the cash flows from the items being hedged. Accordingly, the settlement of the cross-currency swap agreements is included in Net cash provided by (used in) operating activities in the unaudited interim consolidated statement of cash flows for the three months ended March 31, 2015.

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,					Statement of Operations Classification
	2015		2014	2015	2014
	(In $ millions)
Designated as Cash Flow Hedges
Cross-currency swaps	—		—	46	—	Other income (expense), net; Interest expense
Total	—		—	46	—

Designated as Net Investment Hedges
3.250% Notes	41		—	—	—	Foreign currency translation
Term C-2 and Term C-3 loans	8	(1)	—	—	—	Foreign currency translation
Total	49		—	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—		—	(68)	(2)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—		—	(68)	(2)
______________________________

(1)
During the three months ended March 31, 2015, the Company designated the €28 million principal amount of its Term C-2 loan and €149 million of its Term C-3 loan as a net investment hedge of its investment in a wholly-owned international subsidiary whose functional currency is the Euro to mitigate the volatility caused by the changes in foreign currency exchange rates of the Euro with respect to the US dollar.

See Note 15 - Fair Value Measurements for further information regarding the fair value of the Company's derivative instruments.
Certain of the Company's foreign currency forwards and swaps and interest rate swaps permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement. The Company's interest rate swap agreements are subject to cross collateralization under the Guarantee and Collateral Agreement entered into in conjunction with the Term loan borrowings (Note 8).
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Derivative Assets
Gross amount recognized	17	55
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	17	55
Gross amount not offset in the consolidated balance sheets	1	4
Net amount	16	51

	As of March 31, 2015	As of December 31, 2014
	(In $ millions)
Derivative Liabilities
Gross amount recognized	5	23
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	5	23
Gross amount not offset in the consolidated balance sheets	1	4
Net amount	4	19
15. Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value on a recurring basis as follows:
Marketable Securities. Where possible, the Company utilizes quoted prices in active markets to measure available-for-sale equity securities, including mutual funds. Such items are classified as Level 1 in the fair value measurement hierarchy. Mutual funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.
Derivatives. Derivative financial instruments, including interest rate swaps, cross-currency swaps and foreign currency forwards and swaps, are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps, cross-currency swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of March 31, 2015
Mutual funds	29	—	29	Marketable securities, at fair value
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	17	17	Current Other assets
Total assets	29	17	46
Designated as Net Investment Hedges
3.250% Notes(1)	—	—	—	Long-term Debt
Term C-2 and Term C-3 loans(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Interest rate swaps	—	(3)	(3)	Current Other liabilities
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(5)	(5)
As of December 31, 2014
Mutual funds	32	—	32	Marketable securities, at fair value
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	—	9	9	Current Other assets
Cross-currency swaps	—	43	43	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	3	3	Current Other assets
Total assets	32	55	87
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Cross-currency swaps	—	(10)	(10)	Noncurrent Other liabilities
Designated as a Net Investment Hedge
3.250% Notes(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Interest rate swaps	—	(4)	(4)	Current Other liabilities
Foreign currency forwards and swaps	—	(7)	(7)	Current Other liabilities
Total liabilities	—	(23)	(23)
______________________________

(1)	Included in the unaudited consolidated balance sheets at carrying amount.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2015
Cost investments	143	—	—	—
Insurance contracts in nonqualified trusts	56	56	—	56
Long-term debt, including current installments of long-term debt	2,561	2,367	257	2,624
As of December 31, 2014
Cost investments	145	—	—	—
Insurance contracts in nonqualified trusts	56	56	—	56
Long-term debt, including current installments of long-term debt	2,633	2,398	260	2,658
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
As of March 31, 2015 and December 31, 2014, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
16. Commitments and Contingencies
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
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the demerger agreement, including for environmental liabilities associated with contamination arising either from environmental damage in general ("Category A") or under 19 divestiture agreements entered into by Hoechst prior to the demerger ("Category B") (Note 10).
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2015 are $69 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to any significant risk (Note 10).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $207 million as of March 31, 2015. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2015, the Company had unconditional purchase obligations of $3.2 billion, which extend through 2036.

17. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended March 31, 2015
Net sales	343	227	(1)	282	713	(1)	—	(115)	1,450
Other (charges) gains, net (Note 12)	(1)	—		(1)	(1)		(2)	—	(5)
Operating profit (loss)	59	62		29	131		(24)	—	257
Equity in net earnings (loss) of affiliates	43	—		—	1		4	—	48
Depreciation and amortization	25	11		10	19		2	—	67
Capital expenditures	17	26		6	96		1	—	146	(2)
	As of March 31, 2015
Goodwill and intangible assets, net	340	248		50	185		—	—	823
Total assets	2,375	1,461		826	2,489		1,475	—	8,626
	Three Months Ended March 31, 2014
Net sales	373	302	(1)	312	841	(1)	—	(123)	1,705
Other (charges) gains, net (Note 12)	—	—		—	—		(1)	—	(1)
Operating profit (loss)	57	99		20	97		(30)	—	243
Equity in net earnings (loss) of affiliates	33	1		—	1		5	—	40
Depreciation and amortization	26	11		14	21		3	—	75
Capital expenditures	9	28		4	76		1	—	118	(2)
	As of December 31, 2014
Goodwill and intangible assets, net	358	261		54	208		—	—	881
Total assets	2,484	1,491		823	2,495		1,525	—	8,818
______________________________

(1)
Net sales for Acetyl Intermediates and Consumer Specialties include intersegment sales of $115 million and $0 million, respectively, for the three months ended March 31, 2015 and $123 million and $0 million, respectively, for the three months ended March 31, 2014.

(2)	Includes a decrease in accrued capital expenditures of $16 million and $30 million for the three months ended March 31, 2015 and 2014, respectively.

18. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2015	2014
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	236	196
Earnings (loss) from discontinued operations	—	—
Net earnings (loss)	236	196

Weighted average shares - basic	153,216,510	156,501,794
Incremental shares attributable to equity awards	685,052	311,121
Weighted average shares - diluted	153,901,562	156,812,915
During the three months ended March 31, 2015, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share. During the same period in 2014, 8,108 equity award shares were not included in the computation of diluted net earnings per share as their effect would have been antidilutive.
19. Consolidating Guarantor Financial Information
The Senior Notes were issued by Celanese US ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (Note 8). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the three months ended March 31, 2015 and 2014 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	658	1,133	(341)	1,450
Cost of sales	—	—	(431)	(984)	346	(1,069)
Gross profit	—	—	227	149	5	381
Selling, general and administrative expenses	—	—	(24)	(74)	—	(98)
Amortization of intangible assets	—	—	(1)	(2)	—	(3)
Research and development expenses	—	—	(10)	(10)	—	(20)
Other (charges) gains, net	—	—	(3)	(2)	—	(5)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	1	—	(1)
Operating profit (loss)	—	—	187	65	5	257
Equity in net earnings (loss) of affiliates	235	279	92	40	(598)	48
Interest expense	—	(43)	(5)	(12)	33	(27)
Interest income	—	8	19	6	(33)	—
Dividend income - cost investments	—	—	—	28	—	28
Other income (expense), net	—	—	—	—	—	—
Earnings (loss) from continuing operations before tax	235	244	293	127	(593)	306
Income tax (provision) benefit	1	(9)	(53)	(10)	(1)	(72)
Earnings (loss) from continuing operations	236	235	240	117	(594)	234
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	236	235	240	117	(594)	234
Net (earnings) loss attributable to noncontrolling interests	—	—	—	2	—	2
Net earnings (loss) attributable to Celanese Corporation	236	235	240	119	(594)	236

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	707	1,300	(302)	1,705
Cost of sales	—	—	(461)	(1,151)	285	(1,327)
Gross profit	—	—	246	149	(17)	378
Selling, general and administrative expenses	—	—	(9)	(95)	—	(104)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(13)	(9)	—	(22)
Other (charges) gains, net	—	—	—	(1)	—	(1)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	2	—	(1)
Operating profit (loss)	—	—	219	41	(17)	243
Equity in net earnings (loss) of affiliates	195	228	30	36	(449)	40
Interest expense	—	(46)	(6)	(19)	32	(39)
Interest income	—	14	17	1	(32)	—
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	—	3	(3)	—	—
Earnings (loss) from continuing operations before tax	195	196	263	85	(466)	273
Income tax (provision) benefit	1	(1)	(70)	(11)	3	(78)
Earnings (loss) from continuing operations	196	195	193	74	(463)	195
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	196	195	193	74	(463)	195
Net (earnings) loss attributable to noncontrolling interests	—	—	—	1	—	1
Net earnings (loss) attributable to Celanese Corporation	196	195	193	75	(463)	196

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	236	235	240	117	(594)	234
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(156)	(156)	(170)	(211)	537	(156)
Gain (loss) on cash flow hedges	2	2	5	2	(9)	2
Pension and postretirement benefits	(3)	(3)	(3)	—	6	(3)
Total other comprehensive income (loss), net of tax	(157)	(157)	(168)	(209)	534	(157)
Total comprehensive income (loss), net of tax	79	78	72	(92)	(60)	77
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	2	—	2
Comprehensive income (loss) attributable to Celanese Corporation	79	78	72	(90)	(60)	79

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	196	195	193	74	(463)	195
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	5	5	16	(16)	(5)	5
Gain (loss) on cash flow hedges	(3)	(3)	—	—	3	(3)
Pension and postretirement benefits	(12)	(12)	(12)	—	24	(12)
Total other comprehensive income (loss), net of tax	(10)	(10)	4	(16)	22	(10)
Total comprehensive income (loss), net of tax	186	185	197	58	(441)	185
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income (loss) attributable to Celanese Corporation	186	185	197	59	(441)	186

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of March 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	56	795	—	851
Trade receivables - third party and affiliates	—	—	192	815	(203)	804
Non-trade receivables, net	36	978	2,243	394	(3,443)	208
Inventories, net	—	—	273	566	(95)	744
Deferred income taxes	—	—	26	11	(22)	15
Marketable securities, at fair value	—	—	29	—	—	29
Other assets	—	—	13	38	(6)	45
Total current assets	36	978	2,832	2,619	(3,769)	2,696
Investments in affiliates	2,825	5,926	3,959	707	(12,613)	804
Property, plant and equipment, net	—	—	1,049	2,636	—	3,685
Deferred income taxes	—	16	235	24	—	275
Other assets	—	103	154	347	(261)	343
Goodwill	—	—	314	386	—	700
Intangible assets, net	—	—	72	51	—	123
Total assets	2,861	7,023	8,615	6,770	(16,643)	8,626
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,928	704	252	(2,756)	128
Trade payables - third party and affiliates	—	—	311	556	(203)	664
Other liabilities	—	41	178	324	(201)	342
Deferred income taxes	—	22	—	6	(22)	6
Income taxes payable	—	—	538	30	(513)	55
Total current liabilities	—	1,991	1,731	1,168	(3,695)	1,195
Noncurrent Liabilities
Long-term debt	—	2,201	371	205	(241)	2,536
Deferred income taxes	—	—	4	126	—	130
Uncertain tax positions	—	6	28	128	—	162
Benefit obligations	—	—	885	259	—	1,144
Other liabilities	—	—	120	168	(28)	260
Total noncurrent liabilities	—	2,207	1,408	886	(269)	4,232
Total Celanese Corporation stockholders' equity	2,861	2,825	5,476	4,378	(12,679)	2,861
Noncontrolling interests	—	—	—	338	—	338
Total equity	2,861	2,825	5,476	4,716	(12,679)	3,199
Total liabilities and equity	2,861	7,023	8,615	6,770	(16,643)	8,626

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	110	670	—	780
Trade receivables - third party and affiliates	—	—	184	821	(204)	801
Non-trade receivables, net	35	477	2,265	407	(2,943)	241
Inventories, net	—	—	268	613	(99)	782
Deferred income taxes	—	—	39	12	(22)	29
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	6	12	34	(19)	33
Total current assets	35	483	2,910	2,557	(3,287)	2,698
Investments in affiliates	2,784	5,889	4,349	613	(12,759)	876
Property, plant and equipment, net	—	—	1,029	2,704	—	3,733
Deferred income taxes	—	16	211	26	—	253
Other assets	—	674	146	400	(843)	377
Goodwill	—	—	314	435	—	749
Intangible assets, net	—	—	73	59	—	132
Total assets	2,819	7,062	9,032	6,794	(16,889)	8,818
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,894	184	290	(2,231)	137
Trade payables - third party and affiliates	—	—	413	548	(204)	757
Other liabilities	1	34	225	402	(230)	432
Deferred income taxes	—	22	—	7	(22)	7
Income taxes payable	—	—	484	45	(524)	5
Total current liabilities	1	1,950	1,306	1,292	(3,211)	1,338
Noncurrent Liabilities
Long-term debt	—	2,269	900	208	(769)	2,608
Deferred income taxes	—	—	—	141	—	141
Uncertain tax positions	—	6	16	137	—	159
Benefit obligations	—	—	923	288	—	1,211
Other liabilities	—	53	121	192	(83)	283
Total noncurrent liabilities	—	2,328	1,960	966	(852)	4,402
Total Celanese Corporation stockholders' equity	2,818	2,784	5,766	4,276	(12,826)	2,818
Noncontrolling interests	—	—	—	260	—	260
Total equity	2,818	2,784	5,766	4,536	(12,826)	3,078
Total liabilities and equity	2,819	7,062	9,032	6,794	(16,889)	8,818

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	38	18	79	211	(76)	270
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(39)	(25)	—	(64)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(5)	(93)	—	(98)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(16)	—	16	—
Intercompany loan receipts (disbursements)	—	1	(21)	—	20	—
Other, net	—	—	(9)	(2)	—	(11)
Net cash provided by (used in) investing activities	—	1	(90)	(120)	36	(173)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	21	5	(1)	(21)	4
Proceeds from short-term borrowings	—	—	—	16	—	16
Repayments of short-term borrowings	—	—	—	(29)	—	(29)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(2)	(1)	(4)	1	(6)
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends to parent	—	(38)	(38)	—	76	—
Contributions from parent	—	—	—	16	(16)	—
Stock option exercises	—	—	—	—	—	—
Series A common stock dividends	(38)	—	—	—	—	(38)
Return of capital to parent	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—		80	—	80
Other, net	—	—	(9)	(1)	—	(10)
Net cash provided by (used in) financing activities	(38)	(19)	(43)	77	40	17
Exchange rate effects on cash and cash equivalents	—	—	—	(43)	—	(43)
Net increase (decrease) in cash and cash equivalents	—	—	(54)	125	—	71
Cash and cash equivalents as of beginning of period	—	—	110	670	—	780
Cash and cash equivalents as of end of period	—	—	56	795	—	851

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	81	60	166	19	(162)	164
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(64)	(14)	—	(78)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(26)	(44)	—	(70)
Return of capital from subsidiary	—	—	51	—	(51)	—
Contributions to subsidiary	—	—	(57)	—	57	—
Intercompany loan receipts (disbursements)	—	1	(23)	—	22	—
Other, net	—	—	(1)	(2)	—	(3)
Net cash provided by (used in) investing activities	—	1	(120)	(60)	28	(151)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	23	—	(3)	(23)	(3)
Proceeds from short-term borrowings	—	—	—	25	—	25
Repayments of short-term borrowings	—	—	—	(40)	—	(40)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(3)	(1)	(3)	1	(6)
Purchases of treasury stock, including related fees	(53)	—	—	—	—	(53)
Dividends to parent	—	(81)	(81)	—	162	—
Contributions from parent	—	—	—	57	(57)	—
Stock option exercises	—	—	—	—	—	—
Series A common stock dividends	(28)	—	—	—	—	(28)
Return of capital to parent	—	—	—	(51)	51	—
Contributions from noncontrolling interests	—	—	—	109	—	109
Other, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(81)	(61)	(82)	94	134	4
Exchange rate effects on cash and cash equivalents	—	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	—	—	(36)	50	—	14
Cash and cash equivalents as of beginning of period	—	—	284	700	—	984
Cash and cash equivalents as of end of period	—	—	248	750	—	998

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2014 filed on February 6, 2015 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2014 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2014 Form 10-K.
Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Quarterly Report contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Generally, words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "plan," "may," "can," "could," "might," and "will," and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views and beliefs with respect to future events at the time that the statements are made, are not historical facts or guarantees of future performance and involve risks and uncertainties that are difficult to predict and many of which are outside of our control. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. All forward-looking statements made in this Quarterly Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Quarterly Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise.
See Part I - Item 1A. Risk Factors of our 2014 Form 10-K and subsequent periodic filings we make with the SEC for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2015	2014	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,450	1,705	(255)
Gross profit	381	378	3
Selling, general and administrative ("SG&A") expenses	(98)	(104)	6
Other (charges) gains, net	(5)	(1)	(4)
Operating profit (loss)	257	243	14
Equity in net earnings of affiliates	48	40	8
Interest expense	(27)	(39)	12
Dividend income - cost investments	28	29	(1)
Earnings (loss) from continuing operations before tax	306	273	33
Earnings (loss) from continuing operations	234	195	39
Earnings (loss) from discontinued operations	—	—	—
Net earnings (loss)	234	195	39
Net earnings (loss) attributable to Celanese Corporation	236	196	40
Other Data
Depreciation and amortization	67	75	(8)
SG&A expenses as a percentage of Net sales	6.8%	6.1%
Operating margin(1)	17.7%	14.3%
Other (charges) gains, net
Employee termination benefits	(4)	(2)	(2)
Plant/office closures	—	1	(1)
Commercial disputes	(1)	—	(1)
Total Other (charges) gains, net	(5)	(1)	(4)
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2015	As of December 31, 2014
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	851	780

Short-term borrowings and current installments of long-term debt - third party and affiliates	128	137
Long-term debt	2,536	2,608
Total debt	2,664	2,745

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	—	—	(8)	—	(8)
Consumer Specialties	(21)	(3)	(1)	—	(25)
Industrial Specialties	(4)	3	(9)	—	(10)
Acetyl Intermediates	(2)	(7)	(6)	—	(15)
Total Company	(6)	(3)	(7)	1	(15)
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Service cost	—	—	—	—	—	—
Interest cost and expected return on plan assets	—	—	—	—	(6)	(6)
Amortization of prior service credit(1)	6	4	2	4	3	19
Special termination benefit	—	—	—	—	1	1
Recognized actuarial (gain) loss	—	—	—	—	—	—
Curtailment / settlement (gain) loss	—	—	—	—	—	—
Total	6	4	2	4	(2)	14
______________________________

(1)	Primarily relates to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Cost of sales	4	4	2	2	(1)	11
SG&A expenses	1	—	—	1	(1)	1
Research and development expenses	1	—	—	1	—	2
Total	6	4	2	4	(2)	14
See Note 9 - Benefit Obligations in the accompanying unaudited interim consolidated financial statements for further information.

Consolidated Results
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Net sales decreased $255 million, or 15.0%, for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	unfavorable currency impacts across all our business segments resulting from a strong US dollar relative to the Euro;

•	lower acetate tow volume in our Consumer Specialties segment; and

•	lower pricing in our Acetyl Intermediates segment as a result of lower raw material costs.
Operating profit increased $14 million, or 5.8%, for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs in our Acetyl Intermediates segment, primarily for ethylene and methanol;

•	higher pricing in our emulsion polymers business as a result of higher raw material costs, specifically vinyl acetate monomer ("VAM") in Europe; and

•	maintaining pricing in our Advanced Engineered Materials segment despite lower raw material costs, which reflects the value of our differentiated products and applications to our customers;
partially offset by:

•	lower acetate tow volume in our Consumer Specialties segment; and

•	net unfavorable currency impacts across all our business segments.
As a percentage of Net sales, SG&A expenses increased from 6.1% to 6.8% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	a larger currency impact on consolidated Net sales than on SG&A expenses.
Equity in net earnings (loss) of affiliates increased $8 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	an increase in equity investment earnings of $7 million from our Polyplastics Co., Ltd. ("Polyplastics") strategic affiliate as a result of lower raw material and energy costs.
Our effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts and mix of income and loss in those jurisdictions to which they relate, as well as discrete items and non-deductible expenses that may occur in any given year, but are not consistent from year to year.
We recently established a centralized European operating company in the Netherlands for the purpose of improving the operational efficiencies and profitability of our European operations and certain global product lines and to centralize leadership and management functions in a single location. A key objective of our European operating company is to align our business operations, identify cost savings and further streamline our operations. We successfully implemented the model for the majority of our global cellulose derivatives business in February 2015 and expect to incorporate portions of our other businesses into the model throughout the remainder of the year. We expect increased strategic focus to result in certain operational savings and improved margins, which will directly impact our mix of earnings and product flows and result in both favorable and unfavorable tax rate impacts in the jurisdictions in which we operate.
Our effective income tax rate for the three months ended March 31, 2015 was 24% compared to 29% for the same period in 2014. The lower effective income tax rate for the three months ended March 31, 2015 is equally attributable to:

•	changes in jurisdictional earnings related to the creation of a centralized European operating company; and

•
changes in earnings in jurisdictions in which current year results do not have a corresponding tax impact due to valuation allowances, primarily in Asia where raw material costs have been favorably impacted by lower oil prices.

See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Assuming no material changes to tax rules and regulations or cash repatriation plans, we expect to realize operational savings, which will directly impact the mix of our earnings and may result in favorable income tax impacts in subsequent years. Our effective tax rate will vary based on the jurisdictions in which income is actually generated and remains subject to potential volatility from changing tax legislation in the US and other tax jurisdictions. We continue to assess our business model and its impact in various jurisdictions.
Business Segments
Advanced Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	343	373	(30)	(8.0)%
Net Sales Variance
Volume	—%
Price	—%
Currency	(8)%
Other	—%
Other (charges) gains, net	(1)	—	(1)	100.0%
Operating profit (loss)	59	57	2	3.5%
Operating margin	17.2%	15.3%
Equity in net earnings (loss) of affiliates	43	33	10	30.3%
Depreciation and amortization	25	26	(1)	(3.8)%
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
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Net sales decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact of $30 million resulting from a strong US dollar relative to the Euro; and

•	slightly lower volume in the Americas primarily in autos;
partially offset by:

•	slightly higher volume attributable to growth in Asia, primarily in consumer applications and electronics; and

•	pricing that was flat for the three months ended March 31, 2015 compared to the same period in 2014.
Operating profit increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs of $17 million primarily for ethylene and methanol; and

•	cost savings of $8 million related to lower energy costs at production sites in Europe and the US and productivity initiatives;

partially offset by:

•	a net unfavorable currency impact of $7 million resulting from a strong US dollar relative to the Euro; and

•	an increase of $11 million in spending, of which $6 million related to an increase in net periodic benefit cost.
Equity in net earnings (loss) of affiliates increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	an increase in equity investment earnings of $7 million from our Polyplastics strategic affiliate as a result of lower raw material and energy costs.
Consumer Specialties

	Three Months Ended March 31,		Change	% Change
	2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	227	302	(75)	(24.8)%
Net Sales Variance
Volume	(21)%
Price	(3)%
Currency	(1)%
Other	—%
Other (charges) gains, net	—	—	—	—%
Operating profit (loss)	62	99	(37)	(37.4)%
Operating margin	27.3%	32.8%
Equity in net earnings (loss) of affiliates	—	1	(1)	(100.0)%
Dividend income - cost investments	28	29	(1)	(3.4)%
Depreciation and amortization	11	11	—	—%
Our Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. Our cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filtration applications. Our food ingredients business is a leading international supplier of premium quality ingredients for the food and beverage and pharmaceuticals industries.
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Net sales decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	lower acetate tow volume driven by customer destocking;

•	a 2% decrease in acetate tow pricing; and

•	an 18% decrease in acetate flake pricing under a legacy contract.
Operating profit decreased for the three months ended March 31, 2015 primarily due to:

•	lower acetate tow volume;

•	lower acetate tow and acetate flake pricing; and

•	an increase of $4 million in net periodic benefit cost;
partially offset by:

•	lower raw material and natural gas costs of $18 million.

Industrial Specialties

	Three Months Ended March 31,		Change	% Change
	2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	282	312	(30)	(9.6)%
Net Sales Variance
Volume	(4)%
Price	3%
Currency	(9)%
Other	—%
Other (charges) gains, net	(1)	—	(1)	100.0%
Operating profit (loss)	29	20	9	45.0%
Operating margin	10.3%	6.4%
Depreciation and amortization	10	14	(4)	(28.6)%
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
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Net sales decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact of $28 million on our emulsion polymers business resulting from a strong US dollar relative to the Euro; and

•	lower volume in our emulsion polymers business, primarily in North America for textiles and paper;
partially offset by:

•	an increase in pricing in our emulsion polymers business due to higher raw material costs, specifically VAM in Europe.
Operating profit increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	an increase in pricing in our emulsion polymers business, partially offset by higher raw material costs, specifically VAM in Europe.

Acetyl Intermediates

	Three Months Ended March 31,		Change	% Change
	2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	713	841	(128)	(15.2)%
Net Sales Variance
Volume	(2)%
Price	(7)%
Currency	(6)%
Other	—%
Other (charges) gains, net	(1)	—	(1)	100.0%
Operating profit (loss)	131	97	34	35.1%
Operating margin	18.4%	11.5%
Equity in net earnings (loss) of affiliates	1	1	—	—%
Depreciation and amortization	19	21	(2)	(9.5)%
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
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Net sales decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	lower pricing for acetic acid and VAM, as well as solvents and derivatives, due to lower raw material costs;

•	an unfavorable currency impact of $49 million resulting from a strong US dollar relative to the Euro;

•	lower volume of $25 million for VAM due to customer turnarounds and transportation issues; and

•	lower volume of $10 million for solvents and derivatives due to lower demand for formaldehyde;
partially offset by:

•	an increase in acetic acid volume as a result of increased demand in Asia and Europe.
Operating profit increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs, primarily for ethylene and methanol; and

•	savings from lower natural gas costs and productivity initiatives;
partially offset by:

•	lower pricing for acetic acid and VAM, as well as solvents and derivatives;

•	a net unfavorable currency impact of $34 million resulting from a strong US dollar relative to the Euro; and

•	an increase of $4 million in net periodic benefit cost.

Other Activities

	Three Months Ended March 31,		Change	% Change
	2015	2014
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(2)	(1)	(1)	100.0%
Operating profit (loss)	(24)	(30)	6	(20.0)%
Equity in net earnings (loss) of affiliates	4	5	(1)	(20.0)%
Depreciation and amortization	2	3	(1)	(33.3)%
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
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
The operating loss for Other Activities decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily driven by:

•	lower functional spending;

•	a favorable currency impact resulting from a strong US dollar relative to the Euro; and

•	a decrease of $2 million in net periodic benefit cost.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2015, we have $900 million available for borrowing under our revolving credit facility and $12 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
In February 2014, we formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which we own 50% of Fairway, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at our Clear Lake facility. As a result, the total shared capital and expense investment in the facility is estimated to be in the range of $875 million to $900 million, including $95 million of installed infrastructure. Our portion of the investment is estimated to be in the range of $350 million to $375 million, excluding the $95 million of previously invested assets at our Clear Lake facility. The planned methanol unit will have an annual capacity of 1.3 million tons and is expected to be operational in the second half of 2015.
Total cash outflows for capital expenditures, including the Fairway project, are expected to be in the range of $350 million to $400 million in 2015 primarily due to our portion of the investment in the construction of the Clear Lake methanol unit and additional investments in growth opportunities in our Advanced Engineered Materials and Industrial Specialties segments.
On a stand-alone basis, Celanese and its immediate 100% owned subsidiary, Celanese US, have no material assets other than the stock of their subsidiaries and no independent external operations of their own. Accordingly, they generally depend on the cash flow of their subsidiaries and their ability to pay dividends and make other distributions to Celanese and Celanese US in order to meet their obligations, including their obligations under senior credit facilities and senior notes and to pay dividends on Series A Common Stock ("Common Stock").
Cash Flows
Cash and cash equivalents increased $71 million to $851 million as of March 31, 2015 compared to December 31, 2014. As of March 31, 2015, $793 million of the $851 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no contemplated cash distributions that will result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not provided any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $106 million to $270 million for the three months ended March 31, 2015 compared to $164 million for the same period in 2014. Net cash provided by operations for the three months ended March 31, 2015 increased primarily as a result of:

•	stronger earnings performance of $42 million;

•	an increase of $23 million in dividends received from our equity method investments;

•	a $25 million decrease in cash used in trade working capital primarily due to the impact of a decline in Net sales on trade receivables; and

•	a reduction in pension plan and other postretirement benefit plan contributions of $19 million.
Trade working capital is calculated as follows:

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014	As of December 31, 2013
	(unaudited)
	(In $ millions)
Trade receivables, net	804	801	986	867
Inventories	744	782	816	804
Trade payables - third party and affiliates	(664)	(757)	(790)	(799)
Trade working capital	884	826	1,012	872

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $22 million to $173 million for the three months ended March 31, 2015 compared to $151 million for the same period in 2014, primarily due to:

•	capital expenditures relating to Fairway of $98 million, $28 million higher than in the same period in 2014;
partially offset by:

•
lower cash outflows for capital expenditures, excluding capital expenditures relating to Fairway, of $14 million. Capital expenditures primarily relate to capacity expansions, major investments to reduce future operating costs, improve plant reliability and environmental and health and safety initiatives.

•	Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $13 million from $4 million for the three months ended March 31, 2014 to $17 million for the three months ended March 31, 2015. The increase in net cash provided by financing activities was primarily due to:

•	a decrease in stock repurchase transactions of $53 million; and

•	a decrease in net repayments on short-term borrowings and short-term debt of $9 million;
partially offset by:

•	a decrease of $29 million in contributions received from Mitsui; and

•	higher Common Stock dividends of $10 million due to a 39% increase in quarterly cash dividends beginning May 2014, partially offset by a decrease in the number of Common Stock shares outstanding.
In addition, exchange rates had an unfavorable impact of $43 million on cash and cash equivalents for the three months ended March 31, 2015 compared to $3 million for the same period in 2014.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2014 Form 10-K other than those disclosed in Note 8 - Debt in the accompanying unaudited interim consolidated financial statements.
Share Capital
There have been no material changes to our share capital described in our 2014 Form 10-K other than those disclosed in Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2014 Form 10-K.
Off-Balance Sheet Arrangements
We have not entered into any material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of net sales, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2014 Form 10-K. We discuss our critical accounting policies and estimates in the MD&A of our 2014 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2014 Form 10-K. See also Note 14 - Derivative Financial Instruments, in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on our financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2015, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2014 Form 10-K other than those disclosed in Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2014 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended March 31, 2015 are as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
January 1-31, 2015	1,175	$56.23	—	$451,000,000
February 1-28, 2015	183,255	$53.78	—	$451,000,000
March 1-31, 2015	—	$—	—	$451,000,000
Total	184,430		—
______________________________

(1)
Includes 1,175 and 183,255 for January and February 2015, respectively, related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $1.4 billion of our Common Stock since February 2008.
See Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	April 17, 2015

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Senior Vice President, Finance and
Interim Chief Financial Officer

	Date:	April 17, 2015