Form 10-Q
period 2015-06-30
Celanese Corp
filed 2015-07-17
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of July 13, 2015 was 153,343,205.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2015

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In $ millions, except share and per share data)
Net sales	1,477	1,769	2,927	3,474
Cost of sales	(1,102)	(1,361)	(2,171)	(2,688)
Gross profit	375	408	756	786
Selling, general and administrative expenses	(106)	(119)	(204)	(223)
Amortization of intangible assets	(3)	(5)	(6)	(11)
Research and development expenses	(59)	(24)	(79)	(46)
Other (charges) gains, net	(10)	2	(15)	1
Foreign exchange gain (loss), net	(3)	(1)	—	(2)
Gain (loss) on disposition of businesses and assets, net	(6)	(2)	(7)	(3)
Operating profit (loss)	188	259	445	502
Equity in net earnings (loss) of affiliates	40	101	88	141
Interest expense	(30)	(40)	(57)	(79)
Interest income	1	2	1	2
Dividend income - cost investments	26	29	54	58
Other income (expense), net	2	1	2	1
Earnings (loss) from continuing operations before tax	227	352	533	625
Income tax (provision) benefit	(24)	(94)	(96)	(172)
Earnings (loss) from continuing operations	203	258	437	453
Earnings (loss) from operation of discontinued operations	(3)	(1)	(3)	(1)
Income tax (provision) benefit from discontinued operations	1	1	1	1
Earnings (loss) from discontinued operations	(2)	—	(2)	—
Net earnings (loss)	201	258	435	453
Net (earnings) loss attributable to noncontrolling interests	4	1	6	2
Net earnings (loss) attributable to Celanese Corporation	205	259	441	455
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	207	259	443	455
Earnings (loss) from discontinued operations	(2)	—	(2)	—
Net earnings (loss)	205	259	441	455
Earnings (loss) per common share - basic
Continuing operations	1.35	1.66	2.89	2.91
Discontinued operations	(0.01)	—	(0.01)	—
Net earnings (loss) - basic	1.34	1.66	2.88	2.91
Earnings (loss) per common share - diluted
Continuing operations	1.34	1.66	2.87	2.91
Discontinued operations	(0.01)	—	(0.01)	—
Net earnings (loss) - diluted	1.33	1.66	2.86	2.91
Weighted average shares - basic	153,480,175	155,751,779	153,349,071	156,124,714
Weighted average shares - diluted	153,990,933	156,054,232	153,945,466	156,424,665

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In $ millions)
Net earnings (loss)	201	258	435	453
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	—	(1)	—
Foreign currency translation	37	(22)	(119)	(17)
Gain (loss) on cash flow hedges	1	(3)	3	(6)
Pension and postretirement benefits	4	(14)	1	(26)
Total other comprehensive income (loss), net of tax	41	(39)	(116)	(49)
Total comprehensive income (loss), net of tax	242	219	319	404
Comprehensive (income) loss attributable to noncontrolling interests	4	1	6	2
Comprehensive income (loss) attributable to Celanese Corporation	246	220	325	406

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2015	As of December 31, 2014
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2015: $1; 2014: $1)	988	780
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2015: $6; 2014: $9)	873	801
Non-trade receivables, net	226	241
Inventories	762	782
Deferred income taxes	15	29
Marketable securities, at fair value	29	32
Other assets	30	33
Total current assets	2,923	2,698
Investments in affiliates	821	876
Property, plant and equipment (net of accumulated depreciation - 2015: $1,930; 2014: $1,816; variable interest entity restricted - 2015: $716; 2014: $535)	3,771	3,733
Deferred income taxes	260	253
Other assets (variable interest entity restricted - 2015: $38; 2014: $24)	372	377
Goodwill	716	749
Intangible assets (net of accumulated amortization - 2015: $533; 2014: $556)	125	132
Total assets	8,988	8,818
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	123	137
Trade payables - third party and affiliates	736	757
Other liabilities	298	432
Deferred income taxes	6	7
Income taxes payable	105	5
Total current liabilities	1,268	1,338
Long-term debt	2,552	2,608
Deferred income taxes	127	141
Uncertain tax positions	164	159
Benefit obligations	1,130	1,211
Other liabilities	262	283
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2015 and 2014: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2015: 166,619,120 issued and 153,343,231 outstanding; 2014: 166,169,335 issued and 152,902,710 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2015 and 2014: 0 issued and outstanding)	—	—
Treasury stock, at cost (2015: 13,275,889 shares; 2014: 13,266,625 shares)	(611)	(611)
Additional paid-in capital	120	103
Retained earnings	3,848	3,491
Accumulated other comprehensive income (loss), net	(281)	(165)
Total Celanese Corporation stockholders' equity	3,076	2,818
Noncontrolling interests	409	260
Total equity	3,485	3,078
Total liabilities and equity	8,988	8,818
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Six Months Ended June 30, 2015
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	152,902,710	—
Stock option exercises	70,117	—
Purchases of treasury stock	(9,264)	—
Stock awards	379,668	—
Balance as of the end of the period	153,343,231	—
Treasury Stock
Balance as of the beginning of the period	13,266,625	(611)
Purchases of treasury stock, including related fees	9,264	—
Balance as of the end of the period	13,275,889	(611)
Additional Paid-In Capital
Balance as of the beginning of the period		103
Stock-based compensation, net of tax		15
Stock option exercises, net of tax		2
Balance as of the end of the period		120
Retained Earnings
Balance as of the beginning of the period		3,491
Net earnings (loss) attributable to Celanese Corporation		441
Series A common stock dividends		(84)
Balance as of the end of the period		3,848
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(165)
Other comprehensive income (loss), net of tax		(116)
Balance as of the end of the period		(281)
Total Celanese Corporation stockholders' equity		3,076
Noncontrolling Interests
Balance as of the beginning of the period		260
Net earnings (loss) attributable to noncontrolling interests		(6)
Contributions from noncontrolling interests		155
Balance as of the end of the period		409
Total equity		3,485

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(In $ millions)
Operating Activities
Net earnings (loss)	435	453
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	—	—
Depreciation, amortization and accretion	175	151
Pension and postretirement net periodic benefit cost	(24)	(55)
Pension and postretirement contributions	(41)	(62)
Deferred income taxes, net	10	(9)
(Gain) loss on disposition of businesses and assets, net	6	4
Stock-based compensation	25	17
Undistributed earnings in unconsolidated affiliates	29	(28)
Other, net	6	6
Operating cash provided by (used in) discontinued operations	4	(1)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(92)	(185)
Inventories	(1)	(15)
Other assets	36	25
Trade payables - third party and affiliates	21	73
Other liabilities	(36)	43
Net cash provided by (used in) operating activities	553	417
Investing Activities
Capital expenditures on property, plant and equipment	(117)	(130)
Acquisitions, net of cash acquired	(3)	—
Proceeds from sale of businesses and assets, net	—	—
Capital expenditures related to Fairway Methanol LLC	(210)	(143)
Other, net	(24)	(10)
Net cash provided by (used in) investing activities	(354)	(283)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(2)	1
Proceeds from short-term borrowings	26	25
Repayments of short-term borrowings	(39)	(43)
Proceeds from long-term debt	—	—
Repayments of long-term debt	(12)	(13)
Purchases of treasury stock, including related fees	—	(103)
Stock option exercises	2	3
Series A common stock dividends	(84)	(67)
Contributions from noncontrolling interests	155	148
Other, net	(11)	(1)
Net cash provided by (used in) financing activities	35	(50)
Exchange rate effects on cash and cash equivalents	(26)	(4)
Net increase (decrease) in cash and cash equivalents	208	80
Cash and cash equivalents as of beginning of period	780	984
Cash and cash equivalents as of end of period	988	1,064

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2015 and 2014 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year.
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

2. Recent Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, such disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing the potential impact of adopting this ASU on its financial statements and related disclosures.
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Cash and cash equivalents	1	1
Property, plant and equipment	716	535
Other assets	38	24
Total assets(1)	755	560

Trade payables	2	—
Current liabilities(2)	24	40
Long-term debt	6	—
Total liabilities	32	40
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of June 30, 2015 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Property, plant and equipment, net	90	96

Trade payables	49	43
Current installments of long-term debt	9	9
Long-term debt	120	125
Total liabilities	178	177

Maximum exposure to loss	315	291
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

4. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 9) as follows:

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Amortized cost	29	32
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	29	32
See Note 15 - Fair Value Measurements for further information regarding the fair value of the Company's marketable securities.
5. Inventories

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Finished goods	559	579
Work-in-process	51	53
Raw materials and supplies	152	150
Total	762	782
6. Current Other Liabilities

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Asset retirement obligations	7	9
Benefit obligations (Note 9)	33	28
Customer rebates	33	53
Derivatives (Note 14)	5	13
Environmental (Note 10)	18	21
Insurance	9	9
Interest	15	19
Restructuring (Note 12)	15	21
Salaries and benefits	79	129
Sales and use tax/foreign withholding tax payable	16	13
Uncertain tax positions (Note 13)	—	59
Other	68	58
Total	298	432

7. Noncurrent Other Liabilities

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Asset retirement obligations	29	28
Deferred proceeds	43	47
Deferred revenue	18	21
Derivatives (Note 14)	—	10
Environmental (Note 10)	61	63
Income taxes payable	12	13
Insurance	52	51
Other	47	50
Total	262	283
8. Debt

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	26	25
Short-term borrowings, including amounts due to affiliates(1)	67	77
Accounts receivable securitization facility(2)	30	35
Total	123	137
______________________________

(1)	The weighted average interest rate was 4.5% and 4.7% as of June 30, 2015 and December 31, 2014, respectively.

(2)	The weighted average interest rate was 0.7% as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016	31	34
Senior credit facilities - Term C-3 loan due 2018	886	906
Senior unsecured notes due 2019, interest rate of 3.250%	336	364
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	169
Obligations under capital leases due at various dates through 2054	256	260
Subtotal	2,578	2,633
Current installments of long-term debt	(26)	(25)
Total	2,552	2,608

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
As of June 30, 2015, the margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR") and the margin for borrowings under the Term C-3 loan facility was 2.25% above LIBOR (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable. As of June 30, 2015, the margin for borrowings under the revolving credit facility was 1.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the corporate credit ratings of Celanese or Celanese US.
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

The Company's amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of June 30, 2015
Maximum	Estimate	Estimate, If Fully Drawn
3.90	0.61	1.18
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
The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2015.
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
The Company's balances available for borrowing are as follows:

	As of June 30, 2015
	(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing	900
Accounts Receivable Securitization Facility
Borrowings outstanding	30	(1)
Letters of credit issued	74
Available for borrowing	16
Total borrowing base	120

Maximum borrowing base	135	(2)
______________________________

(1)	The Company repaid $15 million of borrowings outstanding during the six months ended June 30, 2015.

(2)	Outstanding accounts receivable transferred by the Originators to the Transferor was $173 million.

9. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2015		2014			2015		2014
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits		Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)					(In $ millions)
Service cost	3	1	3	1		6	1	6	1
Interest cost	36	—	43	—		71	1	85	2
Expected return on plan assets	(53)	—	(54)	—		(105)	—	(108)	—
Recognized actuarial (gain) loss	—	1	—	—		—	1	—	—
Amortization of prior service cost (credit), net	—	—	—	(22)	(1)	—	—	—	(41)	(1)
Special termination benefit	—	—	—	—		1	—	—	—
Total	(14)	2	(8)	(21)		(27)	3	(17)	(38)
______________________________

(1)	Primarily related to the elimination of eligibility for all current and future US employees to participate in the Company's US postretirement health care plan.
Benefit obligation funding is as follows:

	As of June 30, 2015	Total Expected 2015
	(In $ millions)
Cash contributions to defined benefit pension plans	27	28
Benefit payments to nonqualified pension plans	11	22
Benefit payments to other postretirement benefit plans	3	17
Cash contributions to German multiemployer defined benefit pension plans(1)	3	6
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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

The components of environmental remediation reserves are as follows:

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Demerger obligations (Note 16)	24	25
Divestiture obligations (Note 16)	19	21
Active sites	20	23
US Superfund sites	14	12
Other environmental remediation reserves	2	3
Total	79	84
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
One such site is the Lower Passaic River Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") in the lower 17-mile stretch of the Passaic River in order to identify the levels of contaminants and potential cleanup actions. The parties are still working on the RI/FS with a goal to complete it in 2015. On April 11, 2014, the EPA issued its proposed evaluation of remediation alternatives for the lower 8-mile stretch of the Passaic River. Cost estimates for the various alternatives of the Passaic River range from $365 million to $3.2 billion. The EPA's preferred plan for the lower 8-mile stretch of the Passaic River would involve dredging bank to bank and installing an engineered cap at an estimated cost of $1.7 billion.
The parties involved have submitted comments to the EPA challenging the science, scope, necessity and viability of the EPA's proposed plan as the EPA's preferred remedy for the lower 8-mile stretch is inconsistent with the remedy being developed in the RI/FS for the full 17-mile stretch of the river. The EPA will evaluate all the inputs and is expected to issue a final decision concerning the lower 8-mile stretch of the river in 2015. Any subsequent order from the EPA requiring clean-up actions could be judicially challenged.

While the final remedy remains uncertain, the Company has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. The Company is vigorously defending this matter and currently believes that its ultimate allocable share of the cleanup costs, estimated at substantially less than 1%, will not be material.
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
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2014	39	0.25	1.00	May 2014
April 2015	20	0.30	1.20	May 2015
Treasury Stock

	Six Months Ended June 30,			Total From February 2008 Through June 30, 2015
	2015		2014
Shares repurchased	—	(1)	1,870,297	20,667,195	(2)
Average purchase price per share	$—		$55.13	$44.27
Cash paid for repurchased shares (in millions)	$—		$103	$915
Aggregate Board of Directors repurchase authorizations (in millions)(3)	$—		$172	$1,366
______________________________

(1)
Excludes 9,264 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance. Accordingly, the shares withheld are treated as treasury shares.

(2)
Excludes 21,108 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance. Accordingly, the shares withheld are treated as treasury shares.

(3)
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

Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	(1)	(1)	—	—	—
Foreign currency translation	33	4	37	(12)	(10)	(22)
Gain (loss) on cash flow hedges	1	—	1	(3)	—	(3)
Pension and postretirement benefits	—	4	4	(22)	8	(14)
Total	34	7	41	(37)	(2)	(39)

	Six Months Ended June 30,
	2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	(1)	(1)	—	—	—
Foreign currency translation	(117)	(2)	(119)	(15)	(2)	(17)
Gain (loss) on cash flow hedges	4	(1)	3	(3)	(3)	(6)
Pension and postretirement benefits	—	1	1	(41)	15	(26)
Total	(113)	(3)	(116)	(59)	10	(49)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 4)	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretire- ment Benefits (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2014	1	(151)	(4)	(11)	(165)
Other comprehensive income (loss) before reclassifications	—	(117)	(1)	—	(118)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	5	—	5
Income tax (provision) benefit	(1)	(2)	(1)	1	(3)
As of June 30, 2015	—	(270)	(1)	(10)	(281)
12. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In $ millions)
Employee termination benefits	(10)	(1)	(14)	(3)
Plant/office closures	—	—	—	1
Commercial disputes	—	—	(1)	—
Other	—	3	—	3
Total	(10)	2	(15)	1

2015
During the three and six months ended June 30, 2015, the Company recorded $10 million and $14 million, respectively, of employee termination benefits related to the Company's ongoing efforts to align its businesses around its core value drivers.
During the three months ended June 30, 2015, the Company also recorded $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at the Company's ethanol technology development unit in Clear Lake, Texas. The Company believes that further development of its ethanol technology can be achieved through the utilization of other existing assets. The accelerated depreciation is included in Research and development expenses in the unaudited interim consolidated statements of operations and is included in the Company's Acetyl Intermediates segment.
2014
During the three months ended June 30, 2014, the Company recorded a $3 million adjustment to its initial estimate for asset retirement obligations related to the closure of its acetic anhydride facility in Roussillon, France and its vinyl acetate monomer ("VAM") facility in Tarragona, Spain. The Roussillon, France acetic anhydride operations and the Tarragona, Spain VAM operations are included in the Company's Acetyl Intermediates segment.
During the six months ended June 30, 2014, the Company recorded $2 million of employee termination benefits related to the closure of its acetic anhydride facility in Roussillon, France and its VAM facility in Tarragona, Spain and $1 million of employee termination benefits related to a business optimization project included in the Company's Advanced Engineered Materials segment.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2014	4	1	1	5	3	14
Additions	4	1	2	1	6	14
Cash payments	(1)	(1)	(1)	(3)	—	(6)
Other changes	(3)	—	—	—	(3)	(6)
Exchange rate changes	(1)	—	—	(1)	—	(2)
As of June 30, 2015	3	1	2	2	6	14
Plant/Office Closures
As of December 31, 2014	—	—	—	7	—	7
Additions	—	—	—	—	—	—
Cash payments	—	—	—	(5)	—	(5)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	(1)	—	(1)
As of June 30, 2015	—	—	—	1	—	1
Total	3	1	2	3	6	15

13. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In percentages)
Effective income tax rate	11	27	18	28
The lower effective income tax rate for the three and six months ended June 30, 2015 is primarily attributable to a $30 million reduction of prior year tax positions due to audit closures and technical judicial clarifications. The rate was also impacted by changes in jurisdictional earnings, a portion of which related to the implementation of the Company's centralized European operating company.
In February 2015, the Company established a centralized European operating company for the purpose of improving the operational efficiencies and profitability of its European operations and certain global product lines. These activities will directly impact the Company's mix of earnings and product flows and will result in both favorable and unfavorable tax rate impacts in the jurisdictions in which the Company operates.
For the six months ended June 30, 2015, the Company's uncertain tax positions decreased $73 million, primarily due to a $59 million decrease in uncertain tax positions resulting from reductions for audit closures and technical judicial clarifications (Note 6) and exchange rate fluctuations of $14 million, partially offset by interest and other changes in uncertain tax positions.
The Company's US tax returns for the years 2009 through 2012 are currently under audit by the US Internal Revenue Service and certain of the Company's subsidiaries are under audit in jurisdictions outside of the US. The Company does not expect any material changes in the unrecognized tax benefits within the next twelve months related to the settlement of one or more of these audits or lapse of applicable statutes of limitations.
14. Derivative Financial Instruments
Interest Rate Swaps
The Company fixes the LIBOR portion of its US dollar denominated variable rate borrowings (Note 8) with interest rate swap derivative arrangements as follows:

As of June 30, 2015
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	0.94

As of December 31, 2014
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	1.02
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Total	609	1,336

Cross-currency Swaps
On March 31, 2015, the Company settled its cross-currency swap agreements with notional values of $250 million/€193 million, expiring September 11, 2020, and $225 million/€162 million, expiring April 17, 2019, in exchange for cash of $88 million. The Company recorded a net loss of $1 million, which is included in Other income (expense), net in the unaudited interim consolidated statement of operations. The Company classifies cash flows from derivative instruments designated as cash flow hedges in the same category of the consolidated statement of cash flows as the cash flows from the items being hedged. Accordingly, the settlement of the cross-currency swap agreements is included in Net cash provided by (used in) operating activities in the unaudited interim consolidated statement of cash flows for the six months ended June 30, 2015.
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2015	2014	2015	2014
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	—	(1)	—	(2)	Interest expense
Cross-currency swaps	—	(4)	—	3	Other income (expense), net; Interest expense
Total	—	(5)	—	1

Designated as Net Investment Hedges
3.250% Notes	(13)	—	—	—	Foreign currency translation
Term C-2 and Term C-3 loans	(8)	—	—	—	Foreign currency translation
Total	(21)	—	—	—

Not Designated as Hedges
Interest rate swaps	—	—	(1)	—	Interest expense
Foreign currency forwards and swaps	—	—	—	(3)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(1)	(3)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2015	2014	2015	2014
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	—	(1)	—	(2)	Interest expense
Cross-currency swaps	—	(4)	46	3	Other income (expense), net; Interest expense
Total	—	(5)	46	1

Designated as Net Investment Hedges
3.250% Notes	28	—	—	—	Foreign currency translation
Term C-2 and Term C-3 loans(1)	—	—	—	—	Foreign currency translation
Total	28	—	—	—

Not Designated as Hedges
Interest rate swaps	—	—	(1)	—	Interest expense
Foreign currency forwards and swaps	—	—	(68)	(5)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(69)	(5)
______________________________

(1)
During the three months ended March 31, 2015, the Company designated the Euro-based principal amount of its Term C-2 loan and its Term C-3 loan as a net investment hedge of its investment in a wholly-owned international subsidiary whose functional currency is the Euro to mitigate the volatility caused by the changes in foreign currency exchange rates of the Euro with respect to the US dollar.

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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Derivative Assets
Gross amount recognized	3	55
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	3	55
Gross amount not offset in the consolidated balance sheets	1	4
Net amount	2	51

	As of June 30, 2015	As of December 31, 2014
	(In $ millions)
Derivative Liabilities
Gross amount recognized	5	23
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	5	23
Gross amount not offset in the consolidated balance sheets	1	4
Net amount	4	19
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of June 30, 2015
Mutual funds	29	—	29	Marketable securities, at fair value
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	3	3	Current Other assets
Total assets	29	3	32
Designated as Net Investment Hedges
3.250% Notes(1)	—	—	—	Long-term Debt
Term C-2 and Term C-3 loans(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Interest rate swaps	—	(2)	(2)	Current Other liabilities
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(5)	(5)
As of December 31, 2014
Mutual funds	32	—	32	Marketable securities, at fair value
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	—	9	9	Current Other assets
Cross-currency swaps	—	43	43	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	3	3	Current Other assets
Total assets	32	55	87
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Cross-currency swaps	—	(10)	(10)	Noncurrent Other liabilities
Designated as a Net Investment Hedge
3.250% Notes(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Interest rate swaps	—	(4)	(4)	Current Other liabilities
Foreign currency forwards and swaps	—	(7)	(7)	Current Other liabilities
Total liabilities	—	(23)	(23)
______________________________

(1)	Included in the unaudited consolidated balance sheets at carrying amount.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2015
Cost investments	147	—	—	—
Insurance contracts in nonqualified trusts	52	52	—	52
Long-term debt, including current installments of long-term debt	2,578	2,364	256	2,620
As of December 31, 2014
Cost investments	145	—	—	—
Insurance contracts in nonqualified trusts	56	56	—	56
Long-term debt, including current installments of long-term debt	2,633	2,398	260	2,658
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
As of June 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2015 are $69 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $209 million as of June 30, 2015. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2015, the Company had unconditional purchase obligations of $2.9 billion, which extend through 2036.

17. Segment Information

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended June 30, 2015
Net sales	346	249	287	707	(1)	—	(112)	1,477
Other (charges) gains, net (Note 12)	(3)	(1)	(1)	(1)		(4)	—	(10)
Operating profit (loss)	67	77	28	54		(38)	—	188
Equity in net earnings (loss) of affiliates	31	1	—	1		7	—	40
Depreciation and amortization	24	12	9	57	(3)	3	—	105
Capital expenditures	16	11	13	112		1	—	153	(2)
	Three Months Ended June 30, 2014
Net sales	389	289	333	901	(1)	—	(143)	1,769
Other (charges) gains, net (Note 12)	(1)	—	—	2		1	—	2
Operating profit (loss)	56	80	24	142		(43)	—	259
Equity in net earnings (loss) of affiliates	45	7	—	14		35	—	101
Depreciation and amortization	27	10	12	19		4	—	72
Capital expenditures	11	22	6	90		2	—	131	(2)
______________________________

(1)	Net sales for Acetyl Intermediates includes intersegment sales of $112 million and $143 million for the three months ended June 30, 2015 and 2014, respectively.

(2)	Includes a decrease in accrued capital expenditures of $12 million and an increase of $6 million for the three months ended June 30, 2015 and 2014, respectively.

(3)	See Note 12 - Other (Charges) Gains, Net for further information.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Six Months Ended June 30, 2015
Net sales	689	476	569	1,420	(1)	—	(227)	2,927
Other (charges) gains, net (Note 12)	(4)	(1)	(2)	(2)		(6)	—	(15)
Operating profit (loss)	126	139	57	185		(62)	—	445
Equity in net earnings (loss) of affiliates	74	1	—	2		11	—	88
Depreciation and amortization	49	23	19	76	(3)	5	—	172
Capital expenditures	33	37	19	208		2	—	299	(2)
	As of June 30, 2015
Goodwill and intangible assets, net	344	253	51	193		—	—	841
Total assets	2,443	1,485	832	2,594		1,634	—	8,988
	Six Months Ended June 30, 2014
Net sales	762	591	645	1,742	(1)	—	(266)	3,474
Other (charges) gains, net (Note 12)	(1)	—	—	2		—	—	1
Operating profit (loss)	113	179	44	239		(73)	—	502
Equity in net earnings (loss) of affiliates	78	8	—	15		40	—	141
Depreciation and amortization	53	21	26	40		7	—	147
Capital expenditures	20	50	10	166		3	—	249	(2)
	As of December 31, 2014
Goodwill and intangible assets, net	358	261	54	208		—	—	881
Total assets	2,484	1,491	823	2,495		1,525	—	8,818
______________________________

(1)	Net sales for Acetyl Intermediates includes intersegment sales of $227 million and $266 million for the six months ended June 30, 2015 and 2014, respectively.

(2)	Includes a decrease in accrued capital expenditures of $28 million and $24 million for the six months ended June 30, 2015 and 2014, respectively.

(3)	See Note 12 - Other (Charges) Gains, Net for further information.

18. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	207	259	443	455
Earnings (loss) from discontinued operations	(2)	—	(2)	—
Net earnings (loss)	205	259	441	455

Weighted average shares - basic	153,480,175	155,751,779	153,349,071	156,124,714
Incremental shares attributable to equity awards	510,758	302,453	596,395	299,951
Weighted average shares - diluted	153,990,933	156,054,232	153,945,466	156,424,665
During the three and six months ended June 30, 2015, 0 and 644 equity award shares, respectively, were not included in the computation of diluted net earnings per share as their effect would have been antidilutive. During the same periods in 2014, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the six months ended June 30, 2015 and 2014 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	674	1,174	(371)	1,477
Cost of sales	—	—	(474)	(1,011)	383	(1,102)
Gross profit	—	—	200	163	12	375
Selling, general and administrative expenses	—	—	(29)	(77)	—	(106)
Amortization of intangible assets	—	—	(2)	(1)	—	(3)
Research and development expenses	—	—	(49)	(10)	—	(59)
Other (charges) gains, net	—	—	—	(10)	—	(10)
Foreign exchange gain (loss), net	—	—	—	(3)	—	(3)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(5)	—	(6)
Operating profit (loss)	—	—	119	57	12	188
Equity in net earnings (loss) of affiliates	206	244	114	35	(559)	40
Interest expense	—	(41)	(8)	(8)	27	(30)
Interest income	—	5	20	3	(27)	1
Dividend income - cost investments	—	—	—	26	—	26
Other income (expense), net	—	—	1	1	—	2
Earnings (loss) from continuing operations before tax	206	208	246	114	(547)	227
Income tax (provision) benefit	(1)	(2)	(29)	9	(1)	(24)
Earnings (loss) from continuing operations	205	206	217	123	(548)	203
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	205	206	215	123	(548)	201
Net (earnings) loss attributable to noncontrolling interests	—	—	—	4	—	4
Net earnings (loss) attributable to Celanese Corporation	205	206	215	127	(548)	205

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	679	1,357	(267)	1,769
Cost of sales	—	—	(501)	(1,149)	289	(1,361)
Gross profit	—	—	178	208	22	408
Selling, general and administrative expenses	—	—	(18)	(101)	—	(119)
Amortization of intangible assets	—	—	(2)	(3)	—	(5)
Research and development expenses	—	—	(13)	(11)	—	(24)
Other (charges) gains, net	—	—	—	2	—	2
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	—	—	(2)
Operating profit (loss)	—	—	143	94	22	259
Equity in net earnings (loss) of affiliates	259	282	48	89	(577)	101
Interest expense	—	(49)	(6)	(21)	36	(40)
Interest income	—	17	18	3	(36)	2
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	—	1	—	—	1
Earnings (loss) from continuing operations before tax	259	250	204	194	(555)	352
Income tax (provision) benefit	—	9	(52)	(46)	(5)	(94)
Earnings (loss) from continuing operations	259	259	152	148	(560)	258
Earnings (loss) from operation of discontinued operations	—	—	(1)	—	—	(1)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	259	259	152	148	(560)	258
Net (earnings) loss attributable to noncontrolling interests	—	—	—	1	—	1
Net earnings (loss) attributable to Celanese Corporation	259	259	152	149	(560)	259

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,332	2,307	(712)	2,927
Cost of sales	—	—	(905)	(1,995)	729	(2,171)
Gross profit	—	—	427	312	17	756
Selling, general and administrative expenses	—	—	(53)	(151)	—	(204)
Amortization of intangible assets	—	—	(3)	(3)	—	(6)
Research and development expenses	—	—	(59)	(20)	—	(79)
Other (charges) gains, net	—	—	(3)	(12)	—	(15)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	(4)	—	(7)
Operating profit (loss)	—	—	306	122	17	445
Equity in net earnings (loss) of affiliates	441	523	206	75	(1,157)	88
Interest expense	—	(84)	(13)	(20)	60	(57)
Interest income	—	13	39	9	(60)	1
Dividend income - cost investments	—	—	—	54	—	54
Other income (expense), net	—	—	1	1	—	2
Earnings (loss) from continuing operations before tax	441	452	539	241	(1,140)	533
Income tax (provision) benefit	—	(11)	(82)	(1)	(2)	(96)
Earnings (loss) from continuing operations	441	441	457	240	(1,142)	437
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	441	441	455	240	(1,142)	435
Net (earnings) loss attributable to noncontrolling interests	—	—	—	6	—	6
Net earnings (loss) attributable to Celanese Corporation	441	441	455	246	(1,142)	441

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,386	2,657	(569)	3,474
Cost of sales	—	—	(962)	(2,300)	574	(2,688)
Gross profit	—	—	424	357	5	786
Selling, general and administrative expenses	—	—	(27)	(196)	—	(223)
Amortization of intangible assets	—	—	(4)	(7)	—	(11)
Research and development expenses	—	—	(26)	(20)	—	(46)
Other (charges) gains, net	—	—	—	1	—	1
Foreign exchange gain (loss), net	—	—	—	(2)	—	(2)
Gain (loss) on disposition of businesses and assets, net	—	—	(5)	2	—	(3)
Operating profit (loss)	—	—	362	135	5	502
Equity in net earnings (loss) of affiliates	454	510	78	125	(1,026)	141
Interest expense	—	(95)	(12)	(40)	68	(79)
Interest income	—	31	35	4	(68)	2
Dividend income - cost investments	—	—	—	58	—	58
Other income (expense), net	—	—	4	(3)	—	1
Earnings (loss) from continuing operations before tax	454	446	467	279	(1,021)	625
Income tax (provision) benefit	1	8	(122)	(57)	(2)	(172)
Earnings (loss) from continuing operations	455	454	345	222	(1,023)	453
Earnings (loss) from operation of discontinued operations	—	—	(1)	—	—	(1)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	455	454	345	222	(1,023)	453
Net (earnings) loss attributable to noncontrolling interests	—	—	—	2	—	2
Net earnings (loss) attributable to Celanese Corporation	455	454	345	224	(1,023)	455

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	205	206	215	123	(548)	201
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	(1)	(1)	3	(1)
Foreign currency translation	37	37	56	74	(167)	37
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Pension and postretirement benefits	4	4	3	4	(11)	4
Total other comprehensive income (loss), net of tax	41	41	59	78	(178)	41
Total comprehensive income (loss), net of tax	246	247	274	201	(726)	242
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss) attributable to Celanese Corporation	246	247	274	205	(726)	246

	Three Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	259	259	152	148	(560)	258
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(22)	(22)	(9)	2	29	(22)
Gain (loss) on cash flow hedges	(3)	(3)	—	(3)	6	(3)
Pension and postretirement benefits	(14)	(14)	(14)	—	28	(14)
Total other comprehensive income (loss), net of tax	(39)	(39)	(23)	(1)	63	(39)
Total comprehensive income (loss), net of tax	220	220	129	147	(497)	219
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income (loss) attributable to Celanese Corporation	220	220	129	148	(497)	220

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	441	441	455	240	(1,142)	435
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	(1)	(1)	3	(1)
Foreign currency translation	(119)	(119)	(114)	(137)	370	(119)
Gain (loss) on cash flow hedges	3	3	6	3	(12)	3
Pension and postretirement benefits	1	1	—	4	(5)	1
Total other comprehensive income (loss), net of tax	(116)	(116)	(109)	(131)	356	(116)
Total comprehensive income (loss), net of tax	325	325	346	109	(786)	319
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	6	—	6
Comprehensive income (loss) attributable to Celanese Corporation	325	325	346	115	(786)	325

	Six Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	455	454	345	222	(1,023)	453
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(17)	(17)	7	(14)	24	(17)
Gain (loss) on cash flow hedges	(6)	(6)	—	(3)	9	(6)
Pension and postretirement benefits	(26)	(26)	(26)	—	52	(26)
Total other comprehensive income (loss), net of tax	(49)	(49)	(19)	(17)	85	(49)
Total comprehensive income (loss), net of tax	406	405	326	205	(938)	404
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	2	—	2
Comprehensive income (loss) attributable to Celanese Corporation	406	405	326	207	(938)	406

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	1	—	115	872	—	988
Trade receivables - third party and affiliates	—	—	182	888	(197)	873
Non-trade receivables, net	36	974	2,270	382	(3,436)	226
Inventories, net	—	—	250	595	(83)	762
Deferred income taxes	—	—	26	11	(22)	15
Marketable securities, at fair value	—	—	29	—	—	29
Other assets	—	—	17	23	(10)	30
Total current assets	37	974	2,889	2,771	(3,748)	2,923
Investments in affiliates	3,041	6,216	4,199	721	(13,356)	821
Property, plant and equipment, net	—	—	1,022	2,749	—	3,771
Deferred income taxes	—	16	237	9	(2)	260
Other assets	—	102	154	395	(279)	372
Goodwill	—	—	314	402	—	716
Intangible assets, net	—	—	74	51	—	125
Total assets	3,078	7,308	8,889	7,098	(17,385)	8,988
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,972	700	249	(2,798)	123
Trade payables - third party and affiliates	—	—	354	579	(197)	736
Other liabilities	2	18	165	274	(161)	298
Deferred income taxes	—	22	—	6	(22)	6
Income taxes payable	—	—	542	71	(508)	105
Total current liabilities	2	2,012	1,761	1,179	(3,686)	1,268
Noncurrent Liabilities
Long-term debt	—	2,234	373	204	(259)	2,552
Deferred income taxes	—	14	—	115	(2)	127
Uncertain tax positions	—	7	29	128	—	164
Benefit obligations	—	—	863	267	—	1,130
Other liabilities	—	—	119	170	(27)	262
Total noncurrent liabilities	—	2,255	1,384	884	(288)	4,235
Total Celanese Corporation stockholders' equity	3,076	3,041	5,744	4,626	(13,411)	3,076
Noncontrolling interests	—	—	—	409	—	409
Total equity	3,076	3,041	5,744	5,035	(13,411)	3,485
Total liabilities and equity	3,078	7,308	8,889	7,098	(17,385)	8,988

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	110	670	—	780
Trade receivables - third party and affiliates	—	—	184	821	(204)	801
Non-trade receivables, net	35	477	2,265	407	(2,943)	241
Inventories, net	—	—	268	613	(99)	782
Deferred income taxes	—	—	39	12	(22)	29
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	6	12	34	(19)	33
Total current assets	35	483	2,910	2,557	(3,287)	2,698
Investments in affiliates	2,784	5,889	4,349	613	(12,759)	876
Property, plant and equipment, net	—	—	1,029	2,704	—	3,733
Deferred income taxes	—	16	211	26	—	253
Other assets	—	674	146	400	(843)	377
Goodwill	—	—	314	435	—	749
Intangible assets, net	—	—	73	59	—	132
Total assets	2,819	7,062	9,032	6,794	(16,889)	8,818
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,894	184	290	(2,231)	137
Trade payables - third party and affiliates	—	—	413	548	(204)	757
Other liabilities	1	34	225	402	(230)	432
Deferred income taxes	—	22	—	7	(22)	7
Income taxes payable	—	—	484	45	(524)	5
Total current liabilities	1	1,950	1,306	1,292	(3,211)	1,338
Noncurrent Liabilities
Long-term debt	—	2,269	900	208	(769)	2,608
Deferred income taxes	—	—	—	141	—	141
Uncertain tax positions	—	6	16	137	—	159
Benefit obligations	—	—	923	288	—	1,211
Other liabilities	—	53	121	192	(83)	283
Total noncurrent liabilities	—	2,328	1,960	966	(852)	4,402
Total Celanese Corporation stockholders' equity	2,818	2,784	5,766	4,276	(12,826)	2,818
Noncontrolling interests	—	—	—	260	—	260
Total equity	2,818	2,784	5,766	4,536	(12,826)	3,078
Total liabilities and equity	2,819	7,062	9,032	6,794	(16,889)	8,818

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	83	45	285	306	(166)	553
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(74)	(43)	—	(117)
Acquisitions, net of cash acquired	—	—	(3)	—	—	(3)
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(9)	(201)	—	(210)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(60)	—	60	—
Intercompany loan receipts (disbursements)	—	3	(25)	(15)	37	—
Other, net	—	—	(12)	(12)	—	(24)
Net cash provided by (used in) investing activities	—	3	(183)	(271)	97	(354)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	25	(1)	(1)	(25)	(2)
Proceeds from short-term borrowings	—	—	—	26	—	26
Repayments of short-term borrowings	—	—	—	(39)	—	(39)
Proceeds from long-term debt	—	15	—	—	(15)	—
Repayments of long-term debt	—	(5)	(3)	(7)	3	(12)
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends to parent	—	(83)	(83)	—	166	—
Contributions from parent	—	—	—	60	(60)	—
Stock option exercises	2	—	—	—	—	2
Series A common stock dividends	(84)	—	—	—	—	(84)
Return of capital to parent	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	155	—	155
Other, net	—	—	(10)	(1)	—	(11)
Net cash provided by (used in) financing activities	(82)	(48)	(97)	193	69	35
Exchange rate effects on cash and cash equivalents	—	—	—	(26)	—	(26)
Net increase (decrease) in cash and cash equivalents	1	—	5	202	—	208
Cash and cash equivalents as of beginning of period	—	—	110	670	—	780
Cash and cash equivalents as of end of period	1	—	115	872	—	988

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	169	109	333	142	(336)	417
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(100)	(30)	—	(130)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(34)	(109)	—	(143)
Return of capital from subsidiary	—	—	51	—	(51)	—
Contributions to subsidiary	—	—	(97)	—	97	—
Intercompany loan receipts (disbursements)	—	3	(61)	—	58	—
Other, net	—	—	(6)	(4)	—	(10)
Net cash provided by (used in) investing activities	—	3	(247)	(143)	104	(283)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	61	10	(9)	(61)	1
Proceeds from short-term borrowings	—	—	—	25	—	25
Repayments of short-term borrowings	—	—	—	(43)	—	(43)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(5)	(3)	(8)	3	(13)
Purchases of treasury stock, including related fees	(103)	—	—	—	—	(103)
Dividends to parent	—	(168)	(168)	—	336	—
Contributions from parent	—	—	—	97	(97)	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(67)	—	—	—	—	(67)
Return of capital to parent	—	—	—	(51)	51	—
Contributions from noncontrolling interests	—	—	—	148	—	148
Other, net	—	—	(1)	—	—	(1)
Net cash provided by (used in) financing activities	(167)	(112)	(162)	159	232	(50)
Exchange rate effects on cash and cash equivalents	—	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	2	—	(76)	154	—	80
Cash and cash equivalents as of beginning of period	—	—	284	700	—	984
Cash and cash equivalents as of end of period	2	—	208	854	—	1,064

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

Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,477	1,769	(292)	2,927	3,474	(547)
Gross profit	375	408	(33)	756	786	(30)
Selling, general and administrative ("SG&A") expenses	(106)	(119)	13	(204)	(223)	19
Other (charges) gains, net	(10)	2	(12)	(15)	1	(16)
Operating profit (loss)	188	259	(71)	445	502	(57)
Equity in net earnings of affiliates	40	101	(61)	88	141	(53)
Interest expense	(30)	(40)	10	(57)	(79)	22
Dividend income - cost investments	26	29	(3)	54	58	(4)
Earnings (loss) from continuing operations before tax	227	352	(125)	533	625	(92)
Earnings (loss) from continuing operations	203	258	(55)	437	453	(16)
Earnings (loss) from discontinued operations	(2)	—	(2)	(2)	—	(2)
Net earnings (loss)	201	258	(57)	435	453	(18)
Net earnings (loss) attributable to Celanese Corporation	205	259	(54)	441	455	(14)
Other Data
Depreciation and amortization	105	72	33	172	147	25
SG&A expenses as a percentage of Net sales	7.2%	6.7%		7.0%	6.4%
Operating margin(1)	12.7%	14.6%		15.2%	14.5%
Other (charges) gains, net
Employee termination benefits	(10)	(1)	(9)	(14)	(3)	(11)
Plant/office closures	—	—	—	—	1	(1)
Commercial disputes	—	—	—	(1)	—	(1)
Other	—	3	(3)	—	3	(3)
Total Other (charges) gains, net	(10)	2	(12)	(15)	1	(16)
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2015	As of December 31, 2014
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	988	780

Short-term borrowings and current installments of long-term debt - third party and affiliates	123	137
Long-term debt	2,552	2,608
Total debt	2,675	2,745

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	(1)	(1)	(9)	—	(11)
Consumer Specialties	(10)	(3)	(1)	—	(14)
Industrial Specialties	(1)	(4)	(9)	—	(14)
Acetyl Intermediates	(4)	(10)	(8)	—	(22)
Total Company	(4)	(7)	(8)	2	(17)
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	(1)	(1)	(8)	—	(10)
Consumer Specialties	(16)	(3)	(1)	—	(20)
Industrial Specialties	(2)	(1)	(9)	—	(12)
Acetyl Intermediates	(3)	(9)	(7)	—	(19)
Total Company	(5)	(5)	(7)	1	(16)
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Service cost	—	—	—	—	—	—
Interest cost and expected return on plan assets	—	—	—	—	(6)	(6)
Recognized actuarial (gain) loss	—	—	—	—	1	1
Amortization of prior service cost (credit), net(1)	8	4	2	4	4	22
Special termination benefit	—	—	—	—	—	—
Total	8	4	2	4	(1)	17
______________________________

(1)	Primarily relates to the elimination of eligibility for all current and future US employees to participate in our US postretirement health care plan.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Cost of sales	4	3	1	2	—	10
SG&A expenses	3	1	1	1	(1)	5
Research and development expenses	1	—	—	1	—	2
Total	8	4	2	4	(1)	17
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Service cost	—	—	—	—	—	—
Interest cost and expected return on plan assets	—	—	—	—	(12)	(12)
Recognized actuarial (gain) loss	—	—	—	—	1	1
Amortization of prior service cost (credit), net(1)	14	8	4	8	7	41
Special termination benefit	—	—	—	—	1	1
Total	14	8	4	8	(3)	31
______________________________

(1)	Primarily relates to the elimination of eligibility for all current and future US employees to participate in our US postretirement health care plan.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Cost of sales	8	7	3	4	(1)	21
SG&A expenses	4	1	1	2	(2)	6
Research and development expenses	2	—	—	2	—	4
Total	14	8	4	8	(3)	31
See Note 9 - Benefit Obligations in the accompanying unaudited interim consolidated financial statements for further information.

Consolidated Results
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Net sales decreased $292 million, or 16.5%, for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	unfavorable currency impacts across all our business segments resulting from a strong US dollar relative to the Euro;

•
lower pricing in our Acetyl Intermediates segment for vinyl acetate monomer ("VAM") as a result of industry outages in the prior year which did not recur in the current year, resulting in more normalized pricing, as well as lower volume for ethanol and acetic anhydride;

•	lower acetate tow volume in our Consumer Specialties segment driven by customer destocking; and

•	lower acetate tow pricing in our Consumer Specialties segment driven by reduced industry utilization.
Operating profit decreased $71 million, or 27.4%, for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•
a decrease in Net sales, as well as an increase in depreciation and amortization expense in our Acetyl Intermediates segment as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, beginning in June 2015. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower raw material costs in our Acetyl Intermediates segment, primarily for ethylene.
As a percentage of Net sales, SG&A expenses increased from 6.7% to 7.2% for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to lower Net sales.
Equity in net earnings (loss) of affiliates decreased $61 million for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•
a $48 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year. Our equity investment in InfraServ GmbH & Co. Hoechst KG is primarily owned by an entity included in our Other Activities segment, while our Consumer Specialties and Acetyl Intermediates segments also each hold an ownership percentage; and

•
a decrease in equity investment earnings of $16 million from our National Methanol Company ("Ibn Sina") strategic affiliate as a result of lower pricing for methyl tertiary-butyl ether ("MTBE") and methanol.

Our effective income tax rate for the three months ended June 30, 2015 was 11% compared to 27% for the same period in 2014. The lower effective income tax rate for the three months ended June 30, 2015 is primarily due to:

•	a $30 million reduction of prior year tax positions due to audit closures and technical judicial clarifications; and

•	changes in jurisdictional earnings, a portion of which related to the implementation of our centralized European operating company.
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
See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Net sales decreased $547 million, or 15.7%, for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	unfavorable currency impacts across all our business segments resulting from a strong US dollar relative to the Euro;

•	lower pricing in our Acetyl Intermediates segment for VAM and acetic acid, as well as solvents and derivatives;

•	lower acetate tow volume in our Consumer Specialties segment driven by customer destocking; and

•	lower acetate tow pricing in our Consumer Specialties segment driven by reduced industry utilization.
Operating profit decreased $57 million, or 11.4%, for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•
a decrease in Net sales, as well as an increase in depreciation and amortization expense in our Acetyl Intermediates segment as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, beginning in June 2015;

partially offset by:

•	lower energy and raw material costs in our Acetyl Intermediates segment, primarily for ethylene.
As a percentage of Net sales, SG&A expenses increased from 6.4% to 7.0% for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to lower Net sales.
Equity in net earnings (loss) of affiliates decreased $53 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	a $48 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.
Our effective income tax rate for the six months ended June 30, 2015 was 18% compared to 28% for the same period in 2014. The lower effective income tax rate for the six months ended June 30, 2015 is primarily due to:

•	a $30 million reduction of prior year tax positions due to audit closures and technical judicial clarifications; and

•	changes in jurisdictional earnings, a portion of which related to the implementation of our centralized European operating company.
Assuming no material changes to tax rules and regulations or cash repatriation plans, we expect to realize operational savings in connection with the establishment of our centralized European operating company, which will directly impact the mix of our earnings and may result in favorable income tax impacts in subsequent years. Our effective tax rate will vary based on the jurisdictions in which income is actually generated and remains subject to potential volatility from changing tax legislation in the US and other tax jurisdictions. We continue to assess our business model and its impact in various jurisdictions.

Business Segments
Advanced Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	346	389	(43)	(11.1)%	689	762	(73)	(9.6)%
Net Sales Variance
Volume	(1)%				(1)%
Price	(1)%				(1)%
Currency	(9)%				(8)%
Other	—%				—%
Other (charges) gains, net	(3)	(1)	(2)	200.0%	(4)	(1)	(3)	300.0%
Operating profit (loss)	67	56	11	19.6%	126	113	13	11.5%
Operating margin	19.4%	14.4%			18.3%	14.8%
Equity in net earnings (loss) of affiliates	31	45	(14)	(31.1)%	74	78	(4)	(5.1)%
Depreciation and amortization	24	27	(3)	(11.1)%	49	53	(4)	(7.5)%
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
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Net sales decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro; and

•	slightly lower pricing due to product mix.
Operating profit increased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs, primarily for ethylene, polypropylene and methanol, which more than offset the decrease in Net sales and an increase of $8 million in net periodic benefit cost.
Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in equity investment earnings of $16 million from our Ibn Sina strategic affiliate as a result of lower pricing for MTBE and methanol.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Net sales decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro; and

•	slightly lower pricing due to product mix.
Operating profit increased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	lower energy and raw material costs, primarily for ethylene, polypropylene and methanol, which more than offset the decrease in Net sales and an increase of $14 million in net periodic benefit cost.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in equity investment earnings of $13 million from our Ibn Sina strategic affiliate as a result of lower pricing for MTBE and methanol;
partially offset by:

•
an increase in equity investment earnings from our Polyplastics Co., Ltd. and Korea Engineering Plastics Co., Ltd., strategic affiliates of $5 million and $5 million, respectively, as a result of lower raw material and energy costs.

Consumer Specialties

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	249	289	(40)	(13.8)%	476	591	(115)	(19.5)%
Net Sales Variance
Volume	(10)%				(16)%
Price	(3)%				(3)%
Currency	(1)%				(1)%
Other	—%				—%
Other (charges) gains, net	(1)	—	(1)	100.0%	(1)	—	(1)	100.0%
Operating profit (loss)	77	80	(3)	(3.8)%	139	179	(40)	(22.3)%
Operating margin	30.9%	27.7%			29.2%	30.3%
Equity in net earnings (loss) of affiliates	1	7	(6)	(85.7)%	1	8	(7)	(87.5)%
Dividend income - cost investments	26	28	(2)	(7.1)%	54	57	(3)	(5.3)%
Depreciation and amortization	12	10	2	20.0%	23	21	2	9.5%
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

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Net sales decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	lower acetate tow volume driven by customer destocking; and

•	lower acetate tow pricing driven by reduced industry utilization.
Operating profit decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in Net sales, partially offset by lower raw material and natural gas costs.
Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•
a $6 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year. Our equity investment in InfraServ GmbH & Co. Hoechst KG is primarily owned by an entity included in our Other Activities segment, while our Consumer Specialties and Acetyl Intermediates segments also each hold an ownership percentage.

On April 22, 2015, we announced our intention to consult with employee representatives on a potential 50% capacity reduction at our acetate tow plant in Lanaken, Belgium. The consultation process is expected to continue into the third quarter. No significant employee termination benefits or impairment related charges were incurred during the three months ended June 30, 2015.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Net sales decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	lower acetate tow volume driven by customer destocking; and

•	lower acetate tow pricing driven by reduced industry utilization.
Operating profit decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in Net sales, partially offset by lower raw material and natural gas costs.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	a $6 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.

Industrial Specialties

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	287	333	(46)	(13.8)%	569	645	(76)	(11.8)%
Net Sales Variance
Volume	(1)%				(2)%
Price	(4)%				(1)%
Currency	(9)%				(9)%
Other	—%				—%
Other (charges) gains, net	(1)	—	(1)	100.0%	(2)	—	(2)	100.0%
Operating profit (loss)	28	24	4	16.7%	57	44	13	29.5%
Operating margin	9.8%	7.2%			10.0%	6.8%
Depreciation and amortization	9	12	(3)	(25.0)%	19	26	(7)	(26.9)%
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
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Net sales decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact on our emulsion polymers business resulting from a strong US dollar relative to the Euro; and

•	lower pricing in our emulsions polymers business due to lower raw material costs for VAM in Europe, Asia and North America.
Operating profit increased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs, specifically VAM in Europe, which more than offset the decrease in Net sales.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Net sales decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact on our emulsion polymers business resulting from a strong US dollar relative to the Euro; and

•	lower volume in our emulsion polymers business, primarily in North America for textiles and paper.
Operating profit increased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs, specifically VAM in Europe, which more than offset the decrease in Net sales.

Acetyl Intermediates

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	707	901	(194)	(21.5)%	1,420	1,742	(322)	(18.5)%
Net Sales Variance
Volume	(4)%				(3)%
Price	(10)%				(9)%
Currency	(8)%				(7)%
Other	—%				—%
Other (charges) gains, net	(1)	2	(3)	(150.0)%	(2)	2	(4)	(200.0)%
Operating profit (loss)	54	142	(88)	(62.0)%	185	239	(54)	(22.6)%
Operating margin	7.6%	15.8%			13.0%	13.7%
Equity in net earnings (loss) of affiliates	1	14	(13)	(92.9)%	2	15	(13)	(86.7)%
Depreciation and amortization	57	19	38	200.0%	76	40	36	90.0%
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
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Net sales decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro;

•	lower pricing, primarily for VAM due to industry outages in the prior year which did not recur in the current year, resulting in more normalized pricing; and

•	lower volume for ethanol and acetic anhydride, primarily due to a planned turnaround in China.
Operating profit decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•
a decrease in Net sales, as well as an increase in depreciation and amortization expense as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, beginning in June 2015. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower raw material costs, primarily for ethylene.
Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•
a $13 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year. Our equity investment in InfraServ GmbH & Co. Hoechst KG is primarily owned by an entity included in our Other Activities segment, while our Consumer Specialties and Acetyl Intermediates segments also each hold an ownership percentage.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Net sales decreased during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro;

•	lower pricing and volume, primarily for VAM, representing approximately half of the decrease in pricing and volume, due to industry outages in the prior year which did not recur in the current year;

•	lower pricing for acetic acid, as well as solvents and derivatives, primarily due to lower raw material costs; and

•	lower volume for acetic anhydride, primarily due to a planned turnaround in China.
Operating profit decreased during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•
a decrease in Net sales, as well as an increase in depreciation and amortization expense as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, beginning in June 2015;

partially offset by:

•	lower energy and raw material costs, primarily for ethylene.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	a $13 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.

Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(4)	1	(5)	(500.0)%	(6)	—	(6)	100.0%
Operating profit (loss)	(38)	(43)	5	(11.6)%	(62)	(73)	11	(15.1)%
Equity in net earnings (loss) of affiliates	7	35	(28)	(80.0)%	11	40	(29)	(72.5)%
Depreciation and amortization	3	4	(1)	(25.0)%	5	7	(2)	(28.6)%
Other Activities primarily consists of corporate center costs, including administrative activities such as finance, information technology and human resource functions, interest income and expense associated with our financing activities and results of our captive insurance companies. Other Activities also includes the interest cost, expected return on assets and net actuarial gains and losses components of our net periodic benefit cost for our defined benefit pension plans and other postretirement plans, which are not allocated to our business segments.
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Operating loss decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	lower functional spending of $10 million;
partially offset by:

•	higher project spending related to our European operating company.
Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•
a $29 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year. Our equity investment in InfraServ GmbH & Co. Hoechst KG is primarily owned by an entity included in our Other Activities segment, while our Consumer Specialties and Acetyl Intermediates segments also each hold an ownership percentage.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Operating loss decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	lower functional spending and incentive compensation costs of $20 million;
partially offset by:

•	higher project spending related to our European operating company.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to:

•	a $29 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2015, we have $900 million available for borrowing under our revolving credit facility and $16 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
In February 2014, we formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which we own 50% of Fairway, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The planned methanol unit will utilize natural gas in the US Gulf Coast region as a feedstock and will benefit from the existing infrastructure at our Clear Lake facility. As a result, the total shared capital and expense investment in the facility is estimated to be in the range of $875 million to $900 million, including $95 million of installed infrastructure. Our portion of the investment is estimated to be in the range of $350 million to $375 million, excluding the $95 million of previously invested assets at our Clear Lake facility. The planned methanol unit will have an annual capacity of 1.3 million tons and is expected to be operational in the fourth quarter of 2015.
Total cash outflows for capital expenditures, including our portion of the Fairway project, are expected to be in the range of $350 million to $400 million in 2015 primarily due to our portion of the investment in the construction of the Clear Lake methanol unit and additional investments in growth opportunities in our Advanced Engineered Materials and Industrial Specialties segments.
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
Cash Flows
Cash and cash equivalents increased $208 million to $988 million as of June 30, 2015 compared to December 31, 2014. As of June 30, 2015, $870 million of the $988 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no contemplated cash distributions that will result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not provided any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $136 million to $553 million for the six months ended June 30, 2015 compared to $417 million for the same period in 2014. Net cash provided by operations for the six months ended June 30, 2015 increased primarily as a result of:

•	a reduction of $76 million in cash taxes paid; and

•	a $55 million decrease in trade working capital, primarily due to the impact of a decline in Net sales on trade receivables.

Trade working capital is calculated as follows:

	As of June 30, 2015	As of December 31, 2014	As of June 30, 2014	As of December 31, 2013
	(unaudited)
	(In $ millions)
Trade receivables, net	873	801	1,045	867
Inventories	762	782	816	804
Trade payables - third party and affiliates	(736)	(757)	(839)	(799)
Trade working capital	899	826	1,022	872

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $71 million to $354 million for the six months ended June 30, 2015 compared to $283 million for the same period in 2014, primarily due to:

•	capital expenditures relating to Fairway of $210 million, $67 million higher than in the same period in 2014.

•	Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $85 million from a net cash outflow of $50 million for the six months ended June 30, 2014 to a net cash inflow of $35 million for the six months ended June 30, 2015. The increase in net cash provided by financing activities was primarily due to:

•	a decrease in stock repurchase transactions of $103 million;
partially offset by:

•	higher Common Stock dividends of $17 million due to a 39% and 20% increase in quarterly cash dividends beginning May 2014 and May 2015, respectively.
In addition, exchange rates had an unfavorable impact of $26 million on cash and cash equivalents for the six months ended June 30, 2015 compared to $4 million for the same period in 2014.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2015, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended June 30, 2015 are as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
April 1-30, 2015	11,646	$57.62	—	$451,000,000
May 1-31, 2015	—	$—	—	$451,000,000
June 1-30, 2015	23	$57.30	—	$451,000,000
Total	11,669		—
______________________________

(1)
Includes 11,646 and 23 for April and June 2015, respectively, related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock awards and restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $1.4 billion of our Common Stock since February 2008.
See Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, amended effective July 23, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 28, 2014).

10.1*†	Offer Letter, dated May 4, 2015, between Celanese Corporation and Patrick D. Quarles.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	July 17, 2015

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Senior Vice President, Finance and
Interim Chief Financial Officer

	Date:	July 17, 2015