Form 10-Q
period 2015-09-30
Celanese Corp
filed 2015-10-20
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of October 13, 2015 was 146,711,401.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2015

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In $ millions, except share and per share data)
Net sales	1,413	1,769	4,340	5,243
Cost of sales	(1,110)	(1,333)	(3,281)	(4,021)
Gross profit	303	436	1,059	1,222
Selling, general and administrative expenses	(93)	(118)	(297)	(341)
Amortization of intangible assets	(3)	(5)	(9)	(16)
Research and development expenses	(19)	(22)	(98)	(68)
Other (charges) gains, net	(4)	20	(19)	21
Foreign exchange gain (loss), net	3	1	3	(1)
Gain (loss) on disposition of businesses and assets, net	(1)	(2)	(8)	(5)
Operating profit (loss)	186	310	631	812
Equity in net earnings (loss) of affiliates	50	52	138	193
Interest expense	(29)	(41)	(86)	(120)
Refinancing expense	—	(4)	—	(4)
Interest income	—	3	1	5
Dividend income - cost investments	26	29	80	87
Other income (expense), net	(8)	(2)	(6)	(1)
Earnings (loss) from continuing operations before tax	225	347	758	972
Income tax (provision) benefit	(74)	(90)	(170)	(262)
Earnings (loss) from continuing operations	151	257	588	710
Earnings (loss) from operation of discontinued operations	—	(7)	(3)	(8)
Income tax (provision) benefit from discontinued operations	—	2	1	3
Earnings (loss) from discontinued operations	—	(5)	(2)	(5)
Net earnings (loss)	151	252	586	705
Net (earnings) loss attributable to noncontrolling interests	10	1	16	3
Net earnings (loss) attributable to Celanese Corporation	161	253	602	708
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	161	258	604	713
Earnings (loss) from discontinued operations	—	(5)	(2)	(5)
Net earnings (loss)	161	253	602	708
Earnings (loss) per common share - basic
Continuing operations	1.07	1.67	3.97	4.58
Discontinued operations	—	(0.03)	(0.01)	(0.03)
Net earnings (loss) - basic	1.07	1.64	3.96	4.55
Earnings (loss) per common share - diluted
Continuing operations	1.07	1.66	3.93	4.56
Discontinued operations	—	(0.03)	(0.01)	(0.03)
Net earnings (loss) - diluted	1.07	1.63	3.92	4.53
Weighted average shares - basic	149,800,029	154,427,554	152,153,057	155,552,777
Weighted average shares - diluted	151,004,081	155,174,528	153,420,449	156,325,511

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In $ millions)
Net earnings (loss)	151	252	586	705
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	—	—	—
Foreign currency translation	(11)	(124)	(130)	(141)
Gain (loss) on cash flow hedges	(1)	(5)	2	(11)
Pension and postretirement benefits	—	(8)	1	(34)
Total other comprehensive income (loss), net of tax	(11)	(137)	(127)	(186)
Total comprehensive income (loss), net of tax	140	115	459	519
Comprehensive (income) loss attributable to noncontrolling interests	10	1	16	3
Comprehensive income (loss) attributable to Celanese Corporation	150	116	475	522

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2015	As of December 31, 2014
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2015: $1; 2014: $1)	952	780
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2015: $6; 2014: $9)	793	801
Non-trade receivables, net	231	241
Inventories	738	782
Deferred income taxes	15	29
Marketable securities, at fair value	30	32
Other assets	37	33
Total current assets	2,796	2,698
Investments in affiliates	868	876
Property, plant and equipment (net of accumulated depreciation - 2015: $1,990; 2014: $1,816; variable interest entity restricted - 2015: $754; 2014: $535)	3,778	3,733
Deferred income taxes	278	253
Other assets (variable interest entity restricted - 2015: $40; 2014: $24)	350	377
Goodwill	716	749
Intangible assets (net of accumulated amortization - 2015: $536; 2014: $556)	122	132
Total assets	8,908	8,818
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	463	137
Trade payables - third party and affiliates	608	757
Other liabilities	331	432
Deferred income taxes	7	7
Income taxes payable	107	5
Total current liabilities	1,516	1,338
Long-term debt	2,541	2,608
Deferred income taxes	122	141
Uncertain tax positions	165	159
Benefit obligations	1,103	1,211
Other liabilities	264	283
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2015 and 2014: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2015: 166,620,081 issued and 146,703,591 outstanding; 2014: 166,169,335 issued and 152,902,710 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2015 and 2014: 0 issued and outstanding)	—	—
Treasury stock, at cost (2015: 19,916,490 shares; 2014: 13,266,625 shares)	(1,031)	(611)
Additional paid-in capital	127	103
Retained earnings	3,962	3,491
Accumulated other comprehensive income (loss), net	(292)	(165)
Total Celanese Corporation stockholders' equity	2,766	2,818
Noncontrolling interests	431	260
Total equity	3,197	3,078
Total liabilities and equity	8,908	8,818
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Nine Months Ended September 30, 2015
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	152,902,710	—
Stock option exercises	70,117	—
Purchases of treasury stock	(6,649,865)	—
Stock awards	380,629	—
Balance as of the end of the period	146,703,591	—
Treasury Stock
Balance as of the beginning of the period	13,266,625	(611)
Purchases of treasury stock, including related fees	6,649,865	(420)
Balance as of the end of the period	19,916,490	(1,031)
Additional Paid-In Capital
Balance as of the beginning of the period		103
Stock-based compensation, net of tax		22
Stock option exercises, net of tax		2
Balance as of the end of the period		127
Retained Earnings
Balance as of the beginning of the period		3,491
Net earnings (loss) attributable to Celanese Corporation		602
Series A common stock dividends		(131)
Balance as of the end of the period		3,962
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(165)
Other comprehensive income (loss), net of tax		(127)
Balance as of the end of the period		(292)
Total Celanese Corporation stockholders' equity		2,766
Noncontrolling Interests
Balance as of the beginning of the period		260
Net earnings (loss) attributable to noncontrolling interests		(16)
Contributions from noncontrolling interests		187
Balance as of the end of the period		431
Total equity		3,197

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(In $ millions)
Operating Activities
Net earnings (loss)	586	705
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	1	—
Depreciation, amortization and accretion	257	226
Pension and postretirement net periodic benefit cost	(37)	(85)
Pension and postretirement contributions	(53)	(83)
Deferred income taxes, net	4	(8)
(Gain) loss on disposition of businesses and assets, net	7	5
Stock-based compensation	32	26
Undistributed earnings in unconsolidated affiliates	(16)	(51)
Other, net	6	15
Operating cash provided by (used in) discontinued operations	3	5
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(16)	(175)
Inventories	20	7
Other assets	13	22
Trade payables - third party and affiliates	(98)	45
Other liabilities	17	142
Net cash provided by (used in) operating activities	726	796
Investing Activities
Capital expenditures on property, plant and equipment	(168)	(189)
Acquisitions, net of cash acquired	(3)	—
Proceeds from sale of businesses and assets, net	—	—
Capital expenditures related to Fairway Methanol LLC	(263)	(275)
Other, net	(27)	(13)
Net cash provided by (used in) investing activities	(461)	(477)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	346	12
Proceeds from short-term borrowings	40	47
Repayments of short-term borrowings	(60)	(70)
Proceeds from long-term debt	—	387
Repayments of long-term debt	(18)	(19)
Purchases of treasury stock, including related fees	(420)	(201)
Stock option exercises	2	4
Series A common stock dividends	(131)	(106)
Contributions from noncontrolling interests	187	194
Other, net	(10)	(11)
Net cash provided by (used in) financing activities	(64)	237
Exchange rate effects on cash and cash equivalents	(29)	(30)
Net increase (decrease) in cash and cash equivalents	172	526
Cash and cash equivalents as of beginning of period	780	984
Cash and cash equivalents as of end of period	952	1,510

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year.
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
Goodwill and Other Intangible Assets
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2015 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or by utilizing the relief from royalty method under the income approach annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2015 as the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying assets by a substantial margin.
The Company's trademarks and trade names have an indefinite life. For the nine months ended September 30, 2015, the Company did not renew or extend any intangible assets.
2. Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 applies to inventory that is measured using the first-in, first-out ("FIFO") or average cost method and requires measurement of that inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, such disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. ASU 2015-15 permits an entity to defer and present debt issuance costs as an asset and subsequently amortize these costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in ASU 2015-03 are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2015-03 to be material to the Company's financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. The Company is currently assessing the potential impact of adopting ASU 2014-09 on its financial statements and related disclosures.
3. Ventures and Variable Interest Entities
Consolidated Variable Interest Entities
In February 2014, the Company formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns 50% of Fairway, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The methanol unit utilizes natural gas in the US Gulf Coast region as a feedstock and benefits from the existing infrastructure at the Company's Clear Lake facility. Both Mitsui and the Company supply their own natural gas to Fairway in exchange for methanol tolling under a cost-plus off-take arrangement. The methanol facility has an annual capacity of 1.3 million tons. Fairway began production in October 2015.
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
The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Cash and cash equivalents	1	1
Property, plant and equipment	754	535
Other assets	40	24
Total assets(1)	795	560

Trade payables	3	—
Current liabilities(2)	20	40
Long-term debt	5	—
Total liabilities	28	40
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of September 30, 2015 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.

The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Property, plant and equipment, net	86	96

Trade payables	45	43
Current installments of long-term debt	9	9
Long-term debt	114	125
Total liabilities	168	177

Maximum exposure to loss	301	291
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
4. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 9) as follows:

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Amortized cost	30	32
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	30	32
See Note 15 - Fair Value Measurements for further information regarding the fair value of the Company's marketable securities.
5. Inventories

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Finished goods	536	579
Work-in-process	53	53
Raw materials and supplies	149	150
Total	738	782

6. Current Other Liabilities

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Asset retirement obligations	8	9
Benefit obligations (Note 9)	33	28
Customer rebates	38	53
Derivatives (Note 14)	6	13
Environmental (Note 10)	16	21
Insurance	8	9
Interest	20	19
Restructuring (Note 12)	15	21
Salaries and benefits	106	129
Sales and use tax/foreign withholding tax payable	23	13
Uncertain tax positions (Note 13)	—	59
Other	58	58
Total	331	432
7. Noncurrent Other Liabilities

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Asset retirement obligations	30	28
Deferred proceeds	43	47
Deferred revenue	16	21
Derivatives (Note 14)	—	10
Environmental (Note 10)	60	63
Income taxes payable	11	13
Insurance	54	51
Other	50	50
Total	264	283

8. Debt

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	26	25
Short-term borrowings, including amounts due to affiliates(1)	62	77
Revolving credit facility(2)	345	—
Accounts receivable securitization facility(3)	30	35
Total	463	137
______________________________

(1)	The weighted average interest rate was 3.8% and 4.7% as of September 30, 2015 and December 31, 2014, respectively.

(2)	The weighted average interest rate was 1.7% and 0.0% as of September 30, 2015 and December 31, 2014, respectively.

(3)	The weighted average interest rate was 0.7% as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016	31	34
Senior credit facilities - Term C-3 loan due 2018	884	906
Senior unsecured notes due 2019, interest rate of 3.250%	336	364
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	169
Obligations under capital leases due at various dates through 2054	247	260
Subtotal	2,567	2,633
Current installments of long-term debt	(26)	(25)
Total	2,541	2,608
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
As of September 30, 2015, the margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR") and the margin for borrowings under the Term C-3 loan facility was 2.25% above LIBOR (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable. As of September 30, 2015, the margin for borrowings under the revolving credit facility was 1.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the corporate credit ratings of Celanese or Celanese US.
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
The Company's amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of September 30, 2015
Maximum	Estimate	Estimate, If Fully Drawn
3.90	0.88	1.25
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
The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2015.
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
The Company's balances available for borrowing are as follows:

	As of September 30, 2015
	(In $ millions)
Revolving Credit Facility
Borrowings outstanding	345	(1)
Letters of credit issued	—
Available for borrowing	555
Accounts Receivable Securitization Facility
Borrowings outstanding	30	(2)
Letters of credit issued	74
Available for borrowing	5
Total borrowing base	109

Maximum borrowing base	135	(3)
______________________________

(1)
The Company borrowed $475 million and repaid $130 million during the nine months ended September 30, 2015. Borrowings were primarily used to fund repurchases of the Company's Series A common stock, par value $0.0001 per share ("Common Stock").

(2)	The Company repaid $15 million of borrowings outstanding during the nine months ended September 30, 2015.

(3)	Outstanding accounts receivable transferred by the Originators to the Transferor was $152 million.

9. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015		2014			2015		2014
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits		Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)					(In $ millions)
Service cost	4	—	3	—		10	1	9	1
Interest cost	34	1	41	1		105	2	126	3
Expected return on plan assets	(53)	—	(54)	—		(158)	—	(162)	—
Recognized actuarial (gain) loss	—	—	—	—		—	1	—	—
Amortization of prior service cost (credit), net	—	—	—	(21)	(1)	—	—	—	(62)	(1)
Special termination benefit	1	—	—	—		2	—	—	—
Total	(14)	1	(10)	(20)		(41)	4	(27)	(58)
______________________________

(1)	Primarily related to the elimination of eligibility for all current and future US employees to participate in the Company's US postretirement health care plan.
Benefit obligation funding is as follows:

	As of September 30, 2015	Total Expected 2015
	(In $ millions)
Cash contributions to defined benefit pension plans	32	40
Benefit payments to nonqualified pension plans	17	22
Benefit payments to other postretirement benefit plans	4	5
Cash contributions to German multiemployer defined benefit pension plans(1)	5	6
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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

The components of environmental remediation reserves are as follows:

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Demerger obligations (Note 16)	22	25
Divestiture obligations (Note 16)	18	21
Active sites	20	23
US Superfund sites	14	12
Other environmental remediation reserves	2	3
Total	76	84
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
One such site is the Lower Passaic River Study Area, which is the lower 17-mile stretch of the Passaic River ("Site"). The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Site in order to identify the levels of contaminants and potential cleanup actions. Work on the RI/FS is ongoing, with a goal to complete it in 2016. Cost estimates for the various alternatives at the Site range from $365 million to $3.2 billion.
On April 11, 2014, the EPA issued its proposed, independent evaluation of remediation alternatives for a portion of the Site. The EPA's preferred plan for this portion of the Site would involve dredging bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The parties involved have submitted comments to the EPA challenging the science, scope, necessity and viability of the EPA's proposed plan as the EPA's preferred remedy for this portion of the Site is inconsistent with the remedy being developed in the RI/FS for the full Site. The EPA will evaluate all the inputs and is expected to issue a final decision concerning this portion of the Site in 2015. Any subsequent order from the EPA requiring clean-up actions could be judicially challenged.

While the final remedy remains uncertain, the Company has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. The Company is vigorously defending this matter and currently believes that its ultimate allocable share of the cleanup costs, estimated at substantially less than 1%, will not be material.
11. Stockholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Common Stock, unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to pay cash dividends is restricted by the Company's Amended Credit Agreement and the Indentures.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2014	39	0.25	1.00	May 2014
April 2015	20	0.30	1.20	May 2015
Treasury Stock

	Nine Months Ended September 30,			Total From February 2008 Through September 30, 2015
	2015		2014
Shares repurchased	6,640,601	(1)	3,515,301	27,307,796
Average purchase price per share	$63.31		$57.19	$48.90
Cash paid for repurchased shares (in millions)	$420		$201	$1,335
Aggregate Board of Directors repurchase authorizations during the period (in millions)(2)	$1,000		$172	$2,366
______________________________

(1)
Excludes 9,264 shares withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance. Accordingly, the shares withheld are treated as treasury shares.

(2)
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program began in February 2008 and does not have an expiration date. On September 9, 2015, the Board of Directors approved a new $1.0 billion share repurchase authorization.

The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.

Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	—	1	—	—	—
Foreign currency translation	(8)	(3)	(11)	(127)	3	(124)
Gain (loss) on cash flow hedges	(1)	—	(1)	(8)	3	(5)
Pension and postretirement benefits	—	—	—	(16)	8	(8)
Total	(8)	(3)	(11)	(151)	14	(137)

	Nine Months Ended September 30,
	2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	(1)	—	—	—	—
Foreign currency translation	(125)	(5)	(130)	(142)	1	(141)
Gain (loss) on cash flow hedges	3	(1)	2	(11)	—	(11)
Pension and postretirement benefits	—	1	1	(57)	23	(34)
Total	(121)	(6)	(127)	(210)	24	(186)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 4)	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretire- ment Benefits (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2014	1	(151)	(4)	(11)	(165)
Other comprehensive income (loss) before reclassifications	1	(125)	(2)	—	(126)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	5	—	5
Income tax (provision) benefit	(1)	(5)	(1)	1	(6)
As of September 30, 2015	1	(281)	(2)	(10)	(292)

12. Other (Charges) Gains, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014
	(In $ millions)
Employee termination benefits	(6)	(1)	(3)	(20)	(1)	(6)
Asset impairments	(1)		—	(1)		—
Plant/office closures	—		1	—		2
Commercial disputes	3		21	2		21
Other	—		1	—		4
Total	(4)		20	(19)		21
______________________________

(1)	Includes $1 million of special termination benefits included in Benefit obligations in the unaudited consolidated balance sheets and is included in the Company's Industrial Specialties segment.
2015
During the three and nine months ended September 30, 2015, the Company recorded $6 million and $20 million, respectively, of employee termination benefits related to the Company's ongoing efforts to align its businesses around its core value drivers.
During the three months ended September 30, 2015, the Company recorded $6 million and $4 million, respectively, in accelerated depreciation related to the Company's intent to cease operations of its vinyl acetate ethylene ("VAE") emulsions unit in Meredosia, Illinois and the contemplated closure of its VAE and conventional emulsions units in Tarragona, Spain. The accelerated depreciation is included in Cost of sales in the unaudited interim consolidated statements of operations and is included in the Company's Industrial Specialties segment. As a result of the anticipated VAE emulsions unit closure in Meredosia, Illinois, the Company expects to record exit costs in the range of $20 million to $25 million during the fourth quarter of 2015.
During the nine months ended September 30, 2015, the Company also recorded $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at the Company's ethanol technology development unit in Clear Lake, Texas. The Company believes that further development of its ethanol technology can be achieved through the utilization of other existing assets. The accelerated depreciation is included in Research and development expenses in the unaudited interim consolidated statements of operations and is included in the Company's Acetyl Intermediates segment.
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
During the nine months ended September 30, 2014, the Company recorded a $3 million adjustment to its initial estimate for asset retirement obligations related to the closure of its acetic anhydride facility in Roussillon, France and its vinyl acetate monomer ("VAM") facility in Tarragona, Spain. In addition, during the nine months ended September 30, 2014, the Company recorded $4 million of employee termination benefits related to the closure of its acetic anhydride facility in Roussillon, France and its VAM facility in Tarragona, Spain.

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2014	4	1	1	5	3	14
Additions	6	1	3	1	8	19
Cash payments	(2)	(1)	(1)	(4)	(2)	(10)
Other changes	(3)	—	—	—	(3)	(6)
Exchange rate changes	(1)	—	—	(1)	—	(2)
As of September 30, 2015	4	1	3	1	6	15
Plant/Office Closures
As of December 31, 2014	—	—	—	7	—	7
Additions	—	—	—	—	—	—
Cash payments	—	—	—	(6)	—	(6)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	(1)	—	(1)
As of September 30, 2015	—	—	—	—	—	—
Total	4	1	3	1	6	15
13. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In percentages)
Effective income tax rate	33	26	22	27
The lower effective income tax rate for the nine months ended September 30, 2015 is primarily attributable to a $30 million reduction of prior year tax positions due to audit closures and technical judicial clarifications and the implementation of the Company's centralized European headquarters. For the three months ended September 30, 2015, the effective income tax rate was negatively impacted by changes in jurisdictional earnings, that provided no tax benefit.
In February 2015, the Company established a centralized European headquarters for the purpose of improving the operational efficiencies and profitability of its European operations and certain global product lines. These activities will directly impact the Company's mix of earnings and product flows and will result in both favorable and unfavorable tax rate impacts in the jurisdictions in which the Company operates.
For the nine months ended September 30, 2015, the Company's uncertain tax positions decreased $53 million, primarily due to a $45 million decrease resulting from audit closures and technical judicial clarifications (Note 6) and exchange rate fluctuations of $14 million, partially offset by interest and other changes in uncertain tax positions.
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

14. Derivative Financial Instruments
Interest Rate Swaps
The Company fixes the LIBOR portion of its US dollar denominated variable rate borrowings (Note 8) with interest rate swap derivative arrangements as follows:

As of September 30, 2015
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	0.94

As of December 31, 2014
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	1.02
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Total	788	1,336
Cross-currency Swaps
On March 31, 2015, the Company settled its cross-currency swap agreements with notional values of $250 million/€193 million, expiring September 11, 2020, and $225 million/€162 million, expiring April 17, 2019, in exchange for cash of $88 million. The Company recorded a net loss of $1 million, which is included in Other income (expense), net in the unaudited interim consolidated statement of operations. The Company classifies cash flows from derivative instruments designated as cash flow hedges in the same category of the consolidated statement of cash flows as the cash flows from the items being hedged. Accordingly, the settlement of the cross-currency swap agreements is included in Net cash provided by (used in) operating activities in the unaudited interim consolidated statement of cash flows for the nine months ended September 30, 2015.

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2015	2014	2015	2014
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	—	—	—	(1)	Interest expense
Cross-currency swaps	—	(9)	—	25	Other income (expense), net; Interest expense
Total	—	(9)	—	24

Designated as Net Investment Hedges
3.250% Notes	—	9	—	—	Foreign currency translation
Total	—	9	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	(4)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	—	(4)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2015	2014	2015	2014
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	—	(1)	—	(3)	Interest expense
Cross-currency swaps	—	(13)	46	28	Other income (expense), net; Interest expense
Total	—	(14)	46	25

Designated as Net Investment Hedges
3.250% Notes	28	9	—	—	Foreign currency translation
Term C-2 and Term C-3 loans(1)	—	—	—	—	Foreign currency translation
Total	28	9	—	—

Not Designated as Hedges
Interest rate swaps	—	—	(1)	—	Interest expense
Foreign currency forwards and swaps	—	—	(68)	(9)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(69)	(9)
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Derivative Assets
Gross amount recognized	2	55
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	2	55
Gross amount not offset in the consolidated balance sheets	2	4
Net amount	—	51

	As of September 30, 2015	As of December 31, 2014
	(In $ millions)
Derivative Liabilities
Gross amount recognized	6	23
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	6	23
Gross amount not offset in the consolidated balance sheets	2	4
Net amount	4	19
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of September 30, 2015
Mutual funds	30	—	30	Marketable securities, at fair value
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	30	2	32
Designated as Net Investment Hedges
3.250% Notes(1)	—	—	—	Long-term Debt
Term C-2 and Term C-3 loans(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Interest rate swaps	—	(1)	(1)	Current Other liabilities
Foreign currency forwards and swaps	—	(5)	(5)	Current Other liabilities
Total liabilities	—	(6)	(6)
As of December 31, 2014
Mutual funds	32	—	32	Marketable securities, at fair value
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	—	9	9	Current Other assets
Cross-currency swaps	—	43	43	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	3	3	Current Other assets
Total assets	32	55	87
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Cross-currency swaps	—	(10)	(10)	Noncurrent Other liabilities
Designated as a Net Investment Hedge
3.250% Notes(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Interest rate swaps	—	(4)	(4)	Current Other liabilities
Foreign currency forwards and swaps	—	(7)	(7)	Current Other liabilities
Total liabilities	—	(23)	(23)
______________________________

(1)	Included in the unaudited consolidated balance sheets at carrying amount.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2015
Cost investments	147	—	—	—
Insurance contracts in nonqualified trusts	48	48	—	48
Long-term debt, including current installments of long-term debt	2,567	2,301	247	2,548
As of December 31, 2014
Cost investments	145	—	—	—
Insurance contracts in nonqualified trusts	56	56	—	56
Long-term debt, including current installments of long-term debt	2,633	2,398	260	2,658
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
As of September 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2015 are $71 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $205 million as of September 30, 2015. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2015, the Company had unconditional purchase obligations of $2.7 billion, which extend through 2036.

17. Segment Information

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended September 30, 2015
Net sales	326	247	(1)	274	680	(2)	—	(114)	1,413
Other (charges) gains, net (Note 12)	(2)	—		—	—		(2)	—	(4)
Operating profit (loss)	58	77		19	54		(22)	—	186
Equity in net earnings (loss) of affiliates	43	1		—	2		4	—	50
Depreciation and amortization	26	15		20	17		2	—	80
Capital expenditures	17	13		13	52		2	—	97	(3)
	Three Months Ended September 30, 2014
Net sales	366	291	(1)	314	937	(2)	—	(139)	1,769
Other (charges) gains, net (Note 12)	—	16		(1)	5		—	—	20
Operating profit (loss)	51	105		16	174		(36)	—	310
Equity in net earnings (loss) of affiliates	43	—		—	2		7	—	52
Depreciation and amortization	27	11		12	21		2	—	73
Capital expenditures	23	22		7	150		1	—	203	(3)
______________________________

(1)	Net sales for Consumer Specialties includes intersegment sales of $0 million and $2 million for the three months ended September 30, 2015 and 2014, respectively.

(2)	Net sales for Acetyl Intermediates includes intersegment sales of $114 million and $137 million for the three months ended September 30, 2015 and 2014, respectively.

(3)	Includes a decrease in accrued capital expenditures of $7 million and an increase of $12 million for the three months ended September 30, 2015 and 2014, respectively.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2015
Net sales	1,015	723	(1)	843	2,100	(2)	—	(341)	4,340
Other (charges) gains, net (Note 12)	(6)	(1)		(2)	(2)		(8)	—	(19)
Operating profit (loss)	184	216		76	239		(84)	—	631
Equity in net earnings (loss) of affiliates	117	2		—	4		15	—	138
Depreciation and amortization	75	38		39	93	(4)	7	—	252
Capital expenditures	50	50		32	260		4	—	396	(3)
	As of September 30, 2015
Goodwill and intangible assets, net	343	253		49	193		—	—	838
Total assets	2,523	1,290		874	2,658		1,563	—	8,908
	Nine Months Ended September 30, 2014
Net sales	1,128	882	(1)	959	2,679	(2)	—	(405)	5,243
Other (charges) gains, net (Note 12)	(1)	16		(1)	7		—	—	21
Operating profit (loss)	164	284		60	413		(109)	—	812
Equity in net earnings (loss) of affiliates	121	8		—	17		47	—	193
Depreciation and amortization	80	32		38	61		9	—	220
Capital expenditures	43	72		17	316		4	—	452	(3)
	As of December 31, 2014
Goodwill and intangible assets, net	358	261		54	208		—	—	881
Total assets	2,484	1,491		823	2,495		1,525	—	8,818
______________________________

(1)	Net sales for Consumer Specialties includes intersegment sales of $0 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Net sales for Acetyl Intermediates includes intersegment sales of $341 million and $403 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)	Includes a decrease in accrued capital expenditures of $35 million and $12 million for the nine months ended September 30, 2015 and 2014, respectively.

(4)	See Note 12 - Other (Charges) Gains, Net for further information.

18. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	161	258	604	713
Earnings (loss) from discontinued operations	—	(5)	(2)	(5)
Net earnings (loss)	161	253	602	708

Weighted average shares - basic	149,800,029	154,427,554	152,153,057	155,552,777
Incremental shares attributable to equity awards	1,204,052	746,974	1,267,392	772,734
Weighted average shares - diluted	151,004,081	155,174,528	153,420,449	156,325,511
During the three and nine months ended September 30, 2015, 15,079 and 45,393 equity award shares, respectively, were not included in the computation of diluted net earnings per share as their effect would have been antidilutive. During the same periods in 2014, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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

The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	553	1,119	(259)	1,413
Cost of sales	—	—	(424)	(974)	288	(1,110)
Gross profit	—	—	129	145	29	303
Selling, general and administrative expenses	—	—	(22)	(71)	—	(93)
Amortization of intangible assets	—	—	(1)	(2)	—	(3)
Research and development expenses	—	—	(9)	(10)	—	(19)
Other (charges) gains, net	—	—	1	(5)	—	(4)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	1	—	(1)
Operating profit (loss)	—	—	96	61	29	186
Equity in net earnings (loss) of affiliates	161	173	77	47	(408)	50
Interest expense	—	(23)	(2)	(8)	4	(29)
Refinancing expense	—	—	—	—	—	—
Interest income	—	2	—	2	(4)	—
Dividend income - cost investments	—	—	—	26	—	26
Other income (expense), net	—	(1)	1	(8)	—	(8)
Earnings (loss) from continuing operations before tax	161	151	172	120	(379)	225
Income tax (provision) benefit	—	10	(30)	(45)	(9)	(74)
Earnings (loss) from continuing operations	161	161	142	75	(388)	151
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	161	161	142	75	(388)	151
Net (earnings) loss attributable to noncontrolling interests	—	—	—	10	—	10
Net earnings (loss) attributable to Celanese Corporation	161	161	142	85	(388)	161

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	749	1,340	(320)	1,769
Cost of sales	—	—	(492)	(1,133)	292	(1,333)
Gross profit	—	—	257	207	(28)	436
Selling, general and administrative expenses	—	—	(18)	(100)	—	(118)
Amortization of intangible assets	—	—	(1)	(4)	—	(5)
Research and development expenses	—	—	(12)	(10)	—	(22)
Other (charges) gains, net	—	—	21	(1)	—	20
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	1	—	(2)
Operating profit (loss)	—	—	244	94	(28)	310
Equity in net earnings (loss) of affiliates	252	291	49	40	(580)	52
Interest expense	—	(52)	(6)	(20)	37	(41)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	18	18	4	(37)	3
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	—	—	(2)	—	(2)
Earnings (loss) from continuing operations before tax	252	253	305	145	(608)	347
Income tax (provision) benefit	1	(1)	(82)	(16)	8	(90)
Earnings (loss) from continuing operations	253	252	223	129	(600)	257
Earnings (loss) from operation of discontinued operations	—	—	(7)	—	—	(7)
Income tax (provision) benefit from discontinued operations	—	—	2	—	—	2
Earnings (loss) from discontinued operations	—	—	(5)	—	—	(5)
Net earnings (loss)	253	252	218	129	(600)	252
Net (earnings) loss attributable to noncontrolling interests	—	—	—	1	—	1
Net earnings (loss) attributable to Celanese Corporation	253	252	218	130	(600)	253

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,885	3,426	(971)	4,340
Cost of sales	—	—	(1,329)	(2,969)	1,017	(3,281)
Gross profit	—	—	556	457	46	1,059
Selling, general and administrative expenses	—	—	(75)	(222)	—	(297)
Amortization of intangible assets	—	—	(4)	(5)	—	(9)
Research and development expenses	—	—	(68)	(30)	—	(98)
Other (charges) gains, net	—	—	(2)	(17)	—	(19)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(5)	(3)	—	(8)
Operating profit (loss)	—	—	402	183	46	631
Equity in net earnings (loss) of affiliates	602	696	283	122	(1,565)	138
Interest expense	—	(107)	(15)	(28)	64	(86)
Refinancing expense	—	—	—	—	—	—
Interest income	—	15	39	11	(64)	1
Dividend income - cost investments	—	—	—	80	—	80
Other income (expense), net	—	(1)	2	(7)	—	(6)
Earnings (loss) from continuing operations before tax	602	603	711	361	(1,519)	758
Income tax (provision) benefit	—	(1)	(112)	(46)	(11)	(170)
Earnings (loss) from continuing operations	602	602	599	315	(1,530)	588
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	602	602	597	315	(1,530)	586
Net (earnings) loss attributable to noncontrolling interests	—	—	—	16	—	16
Net earnings (loss) attributable to Celanese Corporation	602	602	597	331	(1,530)	602

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,135	3,997	(889)	5,243
Cost of sales	—	—	(1,454)	(3,433)	866	(4,021)
Gross profit	—	—	681	564	(23)	1,222
Selling, general and administrative expenses	—	—	(45)	(296)	—	(341)
Amortization of intangible assets	—	—	(5)	(11)	—	(16)
Research and development expenses	—	—	(38)	(30)	—	(68)
Other (charges) gains, net	—	—	21	—	—	21
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(8)	3	—	(5)
Operating profit (loss)	—	—	606	229	(23)	812
Equity in net earnings (loss) of affiliates	706	801	127	165	(1,606)	193
Interest expense	—	(147)	(18)	(60)	105	(120)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	49	53	8	(105)	5
Dividend income - cost investments	—	—	—	87	—	87
Other income (expense), net	—	—	4	(5)	—	(1)
Earnings (loss) from continuing operations before tax	706	699	772	424	(1,629)	972
Income tax (provision) benefit	2	7	(204)	(73)	6	(262)
Earnings (loss) from continuing operations	708	706	568	351	(1,623)	710
Earnings (loss) from operation of discontinued operations	—	—	(8)	—	—	(8)
Income tax (provision) benefit from discontinued operations	—	—	3	—	—	3
Earnings (loss) from discontinued operations	—	—	(5)	—	—	(5)
Net earnings (loss)	708	706	563	351	(1,623)	705
Net (earnings) loss attributable to noncontrolling interests	—	—	—	3	—	3
Net earnings (loss) attributable to Celanese Corporation	708	706	563	354	(1,623)	708

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	161	161	142	75	(388)	151
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation	(11)	(11)	4	(7)	14	(11)
Gain (loss) on cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(11)	(11)	4	(7)	14	(11)
Total comprehensive income (loss), net of tax	150	150	146	68	(374)	140
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	10	—	10
Comprehensive income (loss) attributable to Celanese Corporation	150	150	146	78	(374)	150

	Three Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	253	252	218	129	(600)	252
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(124)	(124)	(4)	(16)	144	(124)
Gain (loss) on cash flow hedges	(5)	(5)	—	(6)	11	(5)
Pension and postretirement benefits	(8)	(8)	(8)	—	16	(8)
Total other comprehensive income (loss), net of tax	(137)	(137)	(12)	(22)	171	(137)
Total comprehensive income (loss), net of tax	116	115	206	107	(429)	115
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income (loss) attributable to Celanese Corporation	116	115	206	108	(429)	116

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	602	602	597	315	(1,530)	586
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(130)	(130)	(110)	(144)	384	(130)
Gain (loss) on cash flow hedges	2	2	5	2	(9)	2
Pension and postretirement benefits	1	1	—	4	(5)	1
Total other comprehensive income (loss), net of tax	(127)	(127)	(105)	(138)	370	(127)
Total comprehensive income (loss), net of tax	475	475	492	177	(1,160)	459
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	16	—	16
Comprehensive income (loss) attributable to Celanese Corporation	475	475	492	193	(1,160)	475

	Nine Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	708	706	563	351	(1,623)	705
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(141)	(141)	3	(30)	168	(141)
Gain (loss) on cash flow hedges	(11)	(11)	—	(9)	20	(11)
Pension and postretirement benefits	(34)	(34)	(34)	—	68	(34)
Total other comprehensive income (loss), net of tax	(186)	(186)	(31)	(39)	256	(186)
Total comprehensive income (loss), net of tax	522	520	532	312	(1,367)	519
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	3	—	3
Comprehensive income (loss) attributable to Celanese Corporation	522	520	532	315	(1,367)	522

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	27	925	—	952
Trade receivables - third party and affiliates	—	—	121	801	(129)	793
Non-trade receivables, net	36	467	293	401	(966)	231
Inventories, net	—	—	260	532	(54)	738
Deferred income taxes	—	—	26	11	(22)	15
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	11	21	37	(32)	37
Total current assets	36	478	778	2,707	(1,203)	2,796
Investments in affiliates	2,732	4,461	4,304	768	(11,397)	868
Property, plant and equipment, net	—	—	1,025	2,753	—	3,778
Deferred income taxes	—	16	246	27	(11)	278
Other assets	—	445	153	375	(623)	350
Goodwill	—	—	314	402	—	716
Intangible assets, net	—	—	72	50	—	122
Total assets	2,768	5,400	6,892	7,082	(13,234)	8,908
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	354	196	219	(306)	463
Trade payables - third party and affiliates	1	—	258	478	(129)	608
Other liabilities	1	34	205	282	(191)	331
Deferred income taxes	—	22	—	7	(22)	7
Income taxes payable	—	—	560	58	(511)	107
Total current liabilities	2	410	1,219	1,044	(1,159)	1,516
Noncurrent Liabilities
Long-term debt	—	2,232	719	194	(604)	2,541
Deferred income taxes	—	19	—	114	(11)	122
Uncertain tax positions	—	7	29	129	—	165
Benefit obligations	—	—	841	262	—	1,103
Other liabilities	—	—	122	168	(26)	264
Total noncurrent liabilities	—	2,258	1,711	867	(641)	4,195
Total Celanese Corporation stockholders' equity	2,766	2,732	3,962	4,740	(11,434)	2,766
Noncontrolling interests	—	—	—	431	—	431
Total equity	2,766	2,732	3,962	5,171	(11,434)	3,197
Total liabilities and equity	2,768	5,400	6,892	7,082	(13,234)	8,908

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	110	670	—	780
Trade receivables - third party and affiliates	—	—	184	821	(204)	801
Non-trade receivables, net	35	477	2,265	407	(2,943)	241
Inventories, net	—	—	268	613	(99)	782
Deferred income taxes	—	—	39	12	(22)	29
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	6	12	34	(19)	33
Total current assets	35	483	2,910	2,557	(3,287)	2,698
Investments in affiliates	2,784	5,889	4,349	613	(12,759)	876
Property, plant and equipment, net	—	—	1,029	2,704	—	3,733
Deferred income taxes	—	16	211	26	—	253
Other assets	—	674	146	400	(843)	377
Goodwill	—	—	314	435	—	749
Intangible assets, net	—	—	73	59	—	132
Total assets	2,819	7,062	9,032	6,794	(16,889)	8,818
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,894	184	290	(2,231)	137
Trade payables - third party and affiliates	—	—	413	548	(204)	757
Other liabilities	1	34	225	402	(230)	432
Deferred income taxes	—	22	—	7	(22)	7
Income taxes payable	—	—	484	45	(524)	5
Total current liabilities	1	1,950	1,306	1,292	(3,211)	1,338
Noncurrent Liabilities
Long-term debt	—	2,269	900	208	(769)	2,608
Deferred income taxes	—	—	—	141	—	141
Uncertain tax positions	—	6	16	137	—	159
Benefit obligations	—	—	923	288	—	1,211
Other liabilities	—	53	121	192	(83)	283
Total noncurrent liabilities	—	2,328	1,960	966	(852)	4,402
Total Celanese Corporation stockholders' equity	2,818	2,784	5,766	4,276	(12,826)	2,818
Noncontrolling interests	—	—	—	260	—	260
Total equity	2,818	2,784	5,766	4,536	(12,826)	3,078
Total liabilities and equity	2,819	7,062	9,032	6,794	(16,889)	8,818

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	549	507	406	380	(1,116)	726
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(100)	(68)	—	(168)
Acquisitions, net of cash acquired	—	—	(3)	—	—	(3)
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(19)	(244)	—	(263)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(92)	—	92	—
Intercompany loan receipts (disbursements)	—	(342)	(29)	(15)	386	—
Other, net	—	—	(12)	(15)	—	(27)
Net cash provided by (used in) investing activities	—	(342)	(255)	(342)	478	(461)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	374	2	(1)	(29)	346
Proceeds from short-term borrowings	—	—	—	40	—	40
Repayments of short-term borrowings	—	—	—	(60)	—	(60)
Proceeds from long-term debt	—	15	345	—	(360)	—
Repayments of long-term debt	—	(7)	(3)	(11)	3	(18)
Purchases of treasury stock, including related fees	(420)	—	—	—	—	(420)
Dividends to parent	—	(547)	(569)	—	1,116	—
Contributions from parent	—	—	—	92	(92)	—
Stock option exercises	2	—	—	—	—	2
Series A common stock dividends	(131)	—	—	—	—	(131)
Return of capital to parent	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	187	—	187
Other, net	—	—	(9)	(1)	—	(10)
Net cash provided by (used in) financing activities	(549)	(165)	(234)	246	638	(64)
Exchange rate effects on cash and cash equivalents	—	—	—	(29)	—	(29)
Net increase (decrease) in cash and cash equivalents	—	—	(83)	255	—	172
Cash and cash equivalents as of beginning of period	—	—	110	670	—	780
Cash and cash equivalents as of end of period	—	—	27	925	—	952

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	303	444	573	304	(828)	796
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(142)	(47)	—	(189)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(39)	(236)	—	(275)
Return of capital from subsidiary	—	28	51	—	(79)	—
Contributions to subsidiary	—	—	(143)	—	143	—
Intercompany loan receipts (disbursements)	—	4	543	—	(547)	—
Other, net	—	—	(8)	(5)	—	(13)
Net cash provided by (used in) investing activities	—	32	262	(288)	(483)	(477)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(543)	13	(1)	543	12
Proceeds from short-term borrowings	—	—	—	47	—	47
Repayments of short-term borrowings	—	—	—	(70)	—	(70)
Proceeds from long-term debt	—	387	—	—	—	387
Repayments of long-term debt	—	(7)	(4)	(12)	4	(19)
Purchases of treasury stock, including related fees	(201)	—	—	—	—	(201)
Dividends to parent	—	(303)	(303)	(222)	828	—
Contributions from parent	—	—	—	143	(143)	—
Stock option exercises	4	—	—	—	—	4
Series A common stock dividends	(106)	—	—	—	—	(106)
Return of capital to parent	—	—	—	(79)	79	—
Contributions from noncontrolling interests	—	—	—	194	—	194
Other, net	—	(10)	(1)	—	—	(11)
Net cash provided by (used in) financing activities	(303)	(476)	(295)	—	1,311	237
Exchange rate effects on cash and cash equivalents	—	—	—	(30)	—	(30)
Net increase (decrease) in cash and cash equivalents	—	—	540	(14)	—	526
Cash and cash equivalents as of beginning of period	—	—	284	700	—	984
Cash and cash equivalents as of end of period	—	—	824	686	—	1,510

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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,413	1,769	(356)	4,340	5,243	(903)
Gross profit	303	436	(133)	1,059	1,222	(163)
Selling, general and administrative ("SG&A") expenses	(93)	(118)	25	(297)	(341)	44
Other (charges) gains, net	(4)	20	(24)	(19)	21	(40)
Operating profit (loss)	186	310	(124)	631	812	(181)
Equity in net earnings of affiliates	50	52	(2)	138	193	(55)
Interest expense	(29)	(41)	12	(86)	(120)	34
Dividend income - cost investments	26	29	(3)	80	87	(7)
Earnings (loss) from continuing operations before tax	225	347	(122)	758	972	(214)
Earnings (loss) from continuing operations	151	257	(106)	588	710	(122)
Earnings (loss) from discontinued operations	—	(5)	5	(2)	(5)	3
Net earnings (loss)	151	252	(101)	586	705	(119)
Net earnings (loss) attributable to Celanese Corporation	161	253	(92)	602	708	(106)
Other Data
Depreciation and amortization	80	73	7	252	220	32
SG&A expenses as a percentage of Net sales	6.6%	6.7%		6.8%	6.5%
Operating margin(1)	13.2%	17.5%		14.5%	15.5%
Other (charges) gains, net
Employee termination benefits	(6)	(3)	(3)	(20)	(6)	(14)
Asset impairments	(1)	—	(1)	(1)	—	(1)
Plant/office closures	—	1	(1)	—	2	(2)
Commercial disputes	3	21	(18)	2	21	(19)
Other	—	1	(1)	—	4	(4)
Total Other (charges) gains, net	(4)	20	(24)	(19)	21	(40)
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2015	As of December 31, 2014
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	952	780

Short-term borrowings and current installments of long-term debt - third party and affiliates	463	137
Long-term debt	2,541	2,608
Total debt	3,004	2,745

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	(3)	(1)	(7)	—	(11)
Consumer Specialties	(10)	(4)	(1)	—	(15)
Industrial Specialties	—	(5)	(8)	—	(13)
Acetyl Intermediates	(6)	(15)	(6)	—	(27)
Total Company	(5)	(10)	(6)	1	(20)
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	(1)	(1)	(8)	—	(10)
Consumer Specialties	(14)	(3)	(1)	—	(18)
Industrial Specialties	(1)	(2)	(9)	—	(12)
Acetyl Intermediates	(4)	(11)	(7)	—	(22)
Total Company	(5)	(6)	(7)	1	(17)
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Service cost	—	—	1	—	—	1
Interest cost and expected return on plan assets	—	—	—	—	(6)	(6)
Recognized actuarial (gain) loss	—	—	—	—	—	—
Amortization of prior service cost (credit), net(1)	7	5	2	4	3	21
Special termination benefit	—	—	1	—	—	1
Total	7	5	4	4	(3)	17
______________________________

(1)	Primarily relates to the elimination of eligibility for all current and future US employees to participate in our US postretirement health care plan.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Cost of sales	3	3	2	2	(1)	9
SG&A expenses	3	1	—	1	(1)	4
Research and development expenses	1	1	1	1	(1)	3
Other (charges) gains, net	—	—	1	—	—	1
Total	7	5	4	4	(3)	17
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Service cost	—	—	1	—	—	1
Interest cost and expected return on plan assets	—	—	—	—	(18)	(18)
Recognized actuarial (gain) loss	—	—	—	—	1	1
Amortization of prior service cost (credit), net(1)	21	13	6	12	10	62
Special termination benefit	—	—	1	—	1	2
Total	21	13	8	12	(6)	48
______________________________

(1)	Primarily relates to the elimination of eligibility for all current and future US employees to participate in our US postretirement health care plan.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Cost of sales	11	10	5	6	(2)	30
SG&A expenses	7	2	1	3	(3)	10
Research and development expenses	3	1	1	3	(1)	7
Other (charges) gains, net	—	—	1	—	—	1
Total	21	13	8	12	(6)	48
See Note 9 - Benefit Obligations in the accompanying unaudited interim consolidated financial statements for further information.

Consolidated Results
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net sales decreased $356 million, or 20.1%, for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	unfavorable currency impacts across all our business segments resulting from a strong US dollar relative to the Euro;

•
lower pricing and volume in our Acetyl Intermediates segment for vinyl acetate monomer ("VAM") as a result of industry outages in the prior year which did not recur in the current year, as well as lower pricing and volume for acetic acid due to lower demand in Asia; and

•	lower acetate tow volume in our Consumer Specialties segment driven by customer destocking.
Operating profit decreased $124 million, or 40.0%, for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in Net sales, partially offset by lower raw material costs across all of our business segments.
Our effective income tax rate for the three months ended September 30, 2015 was 33% compared to 26% for the same period in 2014. The higher effective income tax rate for the three months ended September 30, 2015 is primarily due to changes in jurisdictional earnings, that provided no tax benefit.
Our effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts and mix of income and loss in those jurisdictions to which they relate, as well as discrete items and non-deductible expenses that may occur in any given year, but are not consistent from year to year.
We recently established a centralized European headquarters in the Netherlands for the purpose of improving the operational efficiencies and profitability of our European operations and certain global product lines and to centralize leadership and management functions in a single location. A key objective of our European headquarters is to align our business operations, identify cost savings and further streamline our operations. We expect increased strategic focus to result in certain operational savings and improved margins, which will directly impact our mix of earnings and product flows and result in both favorable and unfavorable tax rate impacts in the jurisdictions in which we operate.
See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net sales decreased $903 million, or 17.2%, for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	unfavorable currency impacts across all our business segments resulting from a strong US dollar relative to the Euro;

•	lower pricing and volume in our Acetyl Intermediates segment for VAM, as well as lower pricing for acetic acid; and

•	lower acetate tow volume and pricing in our Consumer Specialties segment driven by customer destocking and reduced industry utilization, respectively.

Operating profit decreased $181 million, or 22.3%, for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•
a decrease in Net sales, as well as an increase in depreciation and amortization expense in our Acetyl Intermediates segment as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, beginning in June 2015;

partially offset by:

•	lower raw material costs across all of our business segments.
As a percentage of Net sales, SG&A expenses increased from 6.5% to 6.8% for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to lower Net sales.
Equity in net earnings (loss) of affiliates decreased $55 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

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

Our effective income tax rate for the nine months ended September 30, 2015 was 22% compared to 27% for the same period in 2014. The lower effective income tax rate for the nine months ended September 30, 2015 is primarily due to:

•	a $30 million reduction of prior year tax positions due to audit closures and technical judicial clarifications; and

•	the implementation of our centralized European headquarters.
Assuming no material changes to tax rules and regulations or cash repatriation plans, we expect to realize operational savings in connection with the establishment of our centralized European headquarters, which will directly impact the mix of our earnings and may result in favorable income tax impacts in subsequent years. Our effective tax rate will vary based on the jurisdictions in which income is actually generated and remains subject to potential volatility from changing tax legislation in the US and other tax jurisdictions. We continue to assess our business model and its impact in various jurisdictions.

Business Segments
Advanced Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	326	366	(40)	(10.9)%	1,015	1,128	(113)	(10.0)%
Net Sales Variance
Volume	(3)%				(1)%
Price	(1)%				(1)%
Currency	(7)%				(8)%
Other	—%				—%
Other (charges) gains, net	(2)	—	(2)	100.0%	(6)	(1)	(5)	500.0%
Operating profit (loss)	58	51	7	13.7%	184	164	20	12.2%
Operating margin	17.8%	13.9%			18.1%	14.5%
Equity in net earnings (loss) of affiliates	43	43	—	—%	117	121	(4)	(3.3)%
Depreciation and amortization	26	27	(1)	(3.7)%	75	80	(5)	(6.3)%
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net sales decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro; and

•	lower volume due to product mix, primarily for long-fiber reinforced thermoplastics and polybutylene terephthalate as a result of prioritizing higher value commercial opportunities.
Operating profit increased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs, primarily for ethylene, polypropylene and methanol, which more than offset the decrease in Net sales and an increase of $7 million in net periodic benefit cost.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net sales decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro.
Operating profit increased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs, primarily for ethylene, polypropylene and methanol, which more than offset the decrease in Net sales and an increase of $21 million in net periodic benefit cost.

Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in equity investment earnings of $18 million from our Ibn Sina strategic affiliate as a result of lower pricing for methyl tertiary-butyl ether ("MTBE") and methanol;
partially offset by:

•
an increase in equity investment earnings from our Polyplastics Co., Ltd. and Korea Engineering Plastics Co., Ltd., strategic affiliates of $8 million and $6 million, respectively, as a result of lower raw material and energy costs.

Consumer Specialties

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	247	291	(44)	(15.1)%	723	882	(159)	(18.0)%
Net Sales Variance
Volume	(10)%				(14)%
Price	(4)%				(3)%
Currency	(1)%				(1)%
Other	—%				—%
Other (charges) gains, net	—	16	(16)	(100.0)%	(1)	16	(17)	(106.3)%
Operating profit (loss)	77	105	(28)	(26.7)%	216	284	(68)	(23.9)%
Operating margin	31.2%	36.1%			29.9%	32.2%
Equity in net earnings (loss) of affiliates	1	—	1	100.0%	2	8	(6)	(75.0)%
Dividend income - cost investments	25	29	(4)	(13.8)%	79	86	(7)	(8.1)%
Depreciation and amortization	15	11	4	36.4%	38	32	6	18.8%
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net sales decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	lower acetate tow volume driven by customer destocking; and

•	lower acetate tow pricing driven by reduced industry utilization.
Operating profit decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•
a decrease in Net sales and a decrease in Other (charges) gains, net due to an arbitration award against a former utility operator at our cellulose derivatives manufacturing facility in Narrows, Virginia, which did not recur in the current year;

partially offset by:

•	lower wood pulp costs.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net sales decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	lower acetate tow volume driven by customer destocking; and

•	lower acetate tow pricing driven by reduced industry utilization.
Operating profit decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•
a decrease in Net sales and a decrease in Other (charges) gains, net due to an arbitration award against a former utility operator at our cellulose derivatives manufacturing facility in Narrows, Virginia, which did not recur in the current year;

partially offset by:

•	lower wood pulp costs.
Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	a $6 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.
Dividend income from cost investments decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	lower earnings from our cellulose derivatives ventures primarily due to a reduced income tax benefit.
On April 22, 2015, we announced our intention to consult with employee representatives on a potential 50% capacity reduction at our acetate tow plant in Lanaken, Belgium. The consultation process has continued into the fourth quarter of 2015. No employee termination benefits or impairment related charges were incurred during the nine months ended September 30, 2015.

Industrial Specialties

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	274	314	(40)	(12.7)%	843	959	(116)	(12.1)%
Net Sales Variance
Volume	—%				(1)%
Price	(5)%				(2)%
Currency	(8)%				(9)%
Other	—%				—%
Other (charges) gains, net	—	(1)	1	(100.0)%	(2)	(1)	(1)	100.0%
Operating profit (loss)	19	16	3	18.8%	76	60	16	26.7%
Operating margin	6.9%	5.1%			9.0%	6.3%
Depreciation and amortization	20	12	8	66.7%	39	38	1	2.6%
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net sales decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact on our emulsion polymers business resulting from a strong US dollar relative to the Euro; and

•	lower pricing in our emulsions polymers business due to lower raw material costs for VAM in Europe, Asia and North America.
Operating profit increased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs, specifically VAM in Europe, which more than offset the decrease in Net sales.
During the three months ended September 30, 2015, we recorded $6 million and $4 million, respectively, in accelerated depreciation related to our intent to cease operations of our vinyl acetate ethylene ("VAE") emulsions unit in Meredosia, Illinois and the contemplated closure of our VAE and conventional emulsions units in Tarragona, Spain. As a result of the anticipated VAE emulsions unit closure in Meredosia, Illinois, we expect to record exit costs in the range of $20 million to $25 million during the fourth quarter of 2015. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net sales decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact on our emulsion polymers business resulting from a strong US dollar relative to the Euro; and

•	lower pricing in our emulsions polymers business due to lower raw material costs for VAM in Europe, Asia and North America.
Operating profit increased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	lower raw material costs, specifically VAM in Europe, which more than offset the decrease in Net sales.
Acetyl Intermediates

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Net sales	680	937	(257)	(27.4)%	2,100	2,679	(579)	(21.6)%
Net Sales Variance
Volume	(6)%				(4)%
Price	(15)%				(11)%
Currency	(6)%				(7)%
Other	—%				—%
Other (charges) gains, net	—	5	(5)	(100.0)%	(2)	7	(9)	(128.6)%
Operating profit (loss)	54	174	(120)	(69.0)%	239	413	(174)	(42.1)%
Operating margin	7.9%	18.6%			11.4%	15.4%
Equity in net earnings (loss) of affiliates	2	2	—	—%	4	17	(13)	(76.5)%
Depreciation and amortization	17	21	(4)	(19.0)%	93	61	32	52.5%
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net sales decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•
lower pricing and volume for VAM, primarily due to industry outages in the prior year that did not recur in the current year. VAM represents approximately two-thirds of the pricing decrease and one-third of the volume decrease;

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro; and

•	lower pricing and volume for acetic acid, which represents approximately one-third of the pricing and volume decrease, due to lower demand in Asia.
Operating profit decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in Net sales, which was partially offset by lower raw material costs, primarily for ethylene.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net sales decreased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•
lower pricing and volume for VAM, primarily due to industry outages in the prior year that did not recur in the current year. VAM represents approximately two-thirds of the decrease in pricing and volume;

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro; and

•	lower pricing for acetic acid, which represents approximately one-third of the pricing decrease, primarily due to lower demand in Asia.
Operating profit decreased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

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

partially offset by:

•
lower raw material costs, primarily for ethylene and methanol. The decrease in the price of methanol was partially offset by approximately $25 million due to the transition from a long-term favorable supply contract.

Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	a $13 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.

Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2015	2014			2015	2014
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(2)	—	(2)	100.0%	(8)	—	(8)	100.0%
Operating profit (loss)	(22)	(36)	14	(38.9)%	(84)	(109)	25	(22.9)%
Equity in net earnings (loss) of affiliates	4	7	(3)	(42.9)%	15	47	(32)	(68.1)%
Dividend income - cost investments	1	—	1	100.0%	1	1	—	—%
Depreciation and amortization	2	2	—	—%	7	9	(2)	(22.2)%
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating loss decreased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	lower functional spending and incentive compensation costs of $18 million;
partially offset by:

•	higher project spending related to our European headquarters.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating loss decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	lower functional spending and incentive compensation costs of $37 million;
partially offset by:

•	higher project spending related to our European headquarters.
Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to:

•	a $29 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2015, we have $555 million available for borrowing under our revolving credit facility and $5 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations. During the third quarter of 2015, we had net borrowings of $345 million under our revolving credit facility primarily to fund $420 million in repurchases of our Series A common stock, par value $0.0001 per share ("Common Stock").
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
In February 2014, we formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan, in which we own 50% of Fairway, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The methanol unit utilizes natural gas in the US Gulf Coast region as a feedstock and benefits from the existing infrastructure at our Clear Lake facility. As a result, the total shared capital and expense investment in the facility is estimated to be in the range of $950 million to $965 million, including $95 million of installed infrastructure. Our portion of the investment is estimated to be in the range of $380 million to $388 million, excluding the $95 million of previously invested assets at our Clear Lake facility. The methanol unit has an annual capacity of 1.3 million tons. Fairway began production in October 2015.
Total cash outflows for capital expenditures, including our portion of the Fairway project, are expected to be in the range of $325 million to $350 million in 2015 primarily due to our portion of the investment in the construction of the Clear Lake methanol unit and additional investments in growth opportunities in our Advanced Engineered Materials and Industrial Specialties segments.
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
Cash Flows
Cash and cash equivalents increased $172 million to $952 million as of September 30, 2015 compared to December 31, 2014. As of September 30, 2015, $923 million of the $952 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we have the ability to access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no contemplated cash distributions that will result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not provided any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $70 million to $726 million for the nine months ended September 30, 2015 compared to $796 million for the same period in 2014. Net cash provided by operations for the nine months ended September 30, 2015 decreased primarily as a result of:

•	a decrease in net earnings;
partially offset by:

•	a decrease in pension and postretirement benefit plan contributions of $30 million.

Trade working capital is calculated as follows:

	As of September 30, 2015	As of December 31, 2014	As of September 30, 2014	As of December 31, 2013
	(unaudited)
	(In $ millions)
Trade receivables - third party and affiliates	793	801	1,016	867
Inventories	738	782	771	804
Trade payables - third party and affiliates	(608)	(757)	(816)	(799)
Trade working capital	923	826	971	872

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $16 million to $461 million for the nine months ended September 30, 2015 compared to $477 million for the same period in 2014, primarily due to:

•	capital expenditures relating to Fairway of $263 million, $12 million lower than in the same period in 2014.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $301 million from a net cash inflow of $237 million for the nine months ended September 30, 2014 to a net cash outflow of $64 million for the nine months ended September 30, 2015. The increase in net cash used in financing activities was primarily due to:

•
$387 million of proceeds from long-term debt as a result of Celanese US completing an offering of €300 million in principal amount of 3.250% senior unsecured notes due 2019 in September 2014, which did not recur in the current year;

•	an increase of $219 million in share repurchases of our Common Stock; and

•	higher Common Stock dividends of $25 million due to a 39% and 20% increase in quarterly cash dividends beginning May 2014 and May 2015, respectively;
partially offset by:

•	an increase in net borrowings on short-term debt of $337 million.
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
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2015, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended September 30, 2015 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
July 1-31, 2015	2,496,231	$64.37	2,495,832	$290,000,000
August 1-31, 2015	2,875,746	$64.11	2,875,746	$106,000,000
September 1-30, 2015	1,269,023	$59.41	1,269,023	$1,031,000,000
Total	6,641,000		6,640,601
______________________________

(1)
Includes 399 shares for July 2015 related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock awards and restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $2.4 billion of our Common Stock since February 2008.
See Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Third Amended and Restated By-laws, amended effective July 21, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 24, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	October 20, 2015

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Senior Vice President, Finance and
Chief Financial Officer

	Date:	October 20, 2015