Form 10-K
period 2015-12-31
Celanese Corp
filed 2016-02-05
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's Series A Common Stock held by non-affiliates as of June 30, 2015 (the last business day of the registrants' most recently completed second fiscal quarter) was $8,461,210,679.
The number of outstanding shares of the registrant's Series A Common Stock, $0.0001 par value, as of February 1, 2016 was 147,083,779.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2016 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2015

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
Overview
We are a global technology and specialty materials company. We are one of the world's largest producers of acetyl products, which are intermediate chemicals, for nearly all major industries, as well as a leading global producer of high performance engineered polymers that are used in a variety of high-value applications. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including paints and coatings, textiles, automotive applications, consumer and medical applications, performance industrial applications, filtration applications, paper and packaging, chemical additives, construction, consumer and industrial adhesives, and food and beverage applications. Our products enjoy leading global positions due to our differentiated business models, large global production capacity, operating efficiencies, proprietary technology and competitive cost structures.
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
Celanese's history began in 1918, the year that its predecessor company, The American Cellulose & Chemical Manufacturing Company, was incorporated. The company, which manufactured cellulose acetate, was founded by Swiss brothers Drs. Camille and Henri Dreyfus. Since that time, the Company has transformed into a leading global technology and specialty materials company. The current Celanese was incorporated in 2004 under the laws of the State of Delaware and is a US-based public company traded on the New York Stock Exchange under the ticker symbol CE.
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 23 global production facilities, and an additional 8 strategic affiliate production facilities. As of December 31, 2015, we employed 7,081 people worldwide.

Business Segment Overview
We are organized around two complementary cores, Materials Solutions and the Acetyl Chain. Together, these two value drivers share raw materials, technology, integrated systems and research resources to increase efficiency and quickly respond to market needs. The businesses within Materials Solutions drive value through intimate customer relationships, which drives development of value-added applications for these customers. The Acetyl Chain leverages our industry-leading, low-cost technology and global production platforms to serve a broad array of customers and end-use markets around the world.
Within Materials Solutions, we operate principally through two business segments, Advanced Engineered Materials and Consumer Specialties. In Advanced Engineered Materials we leverage our opportunity pipeline to drive growth. In Consumer Specialties we focus on managing our production landscape and productivity. Materials Solutions also includes certain strategic affiliates.
The Acetyl Chain includes our Industrial Specialties and Acetyl Intermediates business segments. Due to our geographic breadth, our net sales are balanced across global regions. See Business Segments below and Note 26 - Segment Information in the accompanying consolidated financial statements for further information.
Each business segment's net sales to external customers for the year ended December 31, 2015, as well as each business segment's major products and end-use applications are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates
(In $ millions)
2015 Net Sales(1)	1,326	969	1,082	2,297

Key Products	• Polyoxymethylene ("POM") • Ultra-high molecular weight polyethylene ("UHMW-PE") • Polybutylene terephthalate ("PBT")(2) • Long-fiber reinforced thermoplastics ("LFRT") • Liquid crystal polymers ("LCP")	• Acetate tow • Acetate flake • Acetate film • Acesulfame potassium ("Ace-K") • Potassium sorbate • Sorbic acid • Sweetener system	• Conventional emulsions • Vinyl acetate ethylene ("VAE") emulsions • Ethylene vinyl acetate ("EVA") resins and compounds • Low-density polyethylene resins ("LDPE")	• Acetic acid • Vinyl acetate monomer ("VAM") • Acetic anhydride • Acetaldehyde • Ethyl acetate • Formaldehyde • Butyl acetate • Ethanol

Major End-Use Applications
•  Fuel system components
•  Automotive safety systems
•  Medical
•  Industrial
•  Battery separators
•  Consumer electronics
•  Appliances
•  Filtration equipment
• Telecommunications
• Low-friction and low-wear grade acetal copolymer
		• Filtration • Films • Flexible packaging • Beverages • Confections • Baked goods	• Paints • Coatings • Adhesives • Textiles • Paper finishing • Flexible packaging • Lamination products • Medical • Automotive parts	• Paints • Coatings • Adhesives • Lubricants • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Solvents
___________________________

(1)	Net sales for Acetyl Intermediates exclude intersegment sales of $447 million for the year ended December 31, 2015.

(2)	PBT is compounded by Celanese.

Business Segments
Advanced Engineered Materials
Our Advanced Engineered Materials segment includes our engineered materials business and certain strategic affiliates. The engineered materials business leverages our leading project pipeline process to more rapidly commercialize projects. Our unique process is based on deep customer engagement to develop projects that are aligned with our skill domains and ensure our success and growth.
Our project pipeline model leverages competitive advantages that include our global assets and resources, market place presence, broad materials portfolio and differentiated capabilities. Our global assets and resources are represented by our operations, including polymerization, compounding, research and development, and customer technology centers in all regions of the world, including Brazil, China, Germany, Mexico, South Korea and the US.
Our broad market place presence reflects our deep understanding of global trends, including the growing global demand for vehicles, elevating environmental considerations, increased global connectivity, and improving health and wellness. These global trends drive a range of needed customer solutions such as vehicle lightweighting, precise components, aesthetics and appearance, low emissions, heat resistance and drug delivery systems that we are uniquely positioned to address with our materials portfolio.
Our materials portfolio leverages differentiated chemical and physical properties that enable them to perform in a variety of conditions. These include enduring elevated temperatures, resisting adverse chemical interactions and withstanding deformation. POM, PBT and LFRT are used in a broad range of performance-demanding applications, including fuel system components, automotive safety systems, consumer electronics, appliances, industrial products and medical applications. UHMW-PE is used in battery separators, industrial products, filtration equipment, coatings and medical applications. Primary end uses for LCP are electrical applications or products and consumer electronics. These value-added applications in diverse end uses support the business' global growth objectives.
We also have several differentiated polymer technologies designed for the utility industry, the oil and gas industry, original equipment manufacturers and companies that enhance supply chain efficiency. These include composite technologies for the utility industry that deliver greater reliability, capacity and performance for utility transmission lines, as well as anti-counterfeiting technologies that help original equipment manufacturers and suppliers ensure products contain components and parts that meet their specifications.
Our differentiator capabilities are highlighted in our intimate and differentiated customer engagement which allows us to work across the entirety of our customers' value chain. For example, in the automotive industry we work with original equipment manufacturers as well as system and tier suppliers and injection molders in numerous areas, including polymer formulation and functionality, part and structural design, mold design, color development, part testing and part processing. This business segment also includes four strategic affiliates that complement our global reach, improve our ability to capture growth opportunities in emerging economies and positions us as a leading participant in the global specialty polymers industry.

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
We continue to innovate and broaden the portfolio of Celcon® and Hostaform® in order to support the industry needs for higher performing polyacetal. We have expanded our portfolio to include products with higher impact resistance and stiffness, low emissions, improved wear resistance and enhanced appearance such as laser marking and metallic effects.
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
LCP. Vectra® and Zenite®, our LCP brands, are primarily used in electrical and electronics applications for precision parts with thin walls and complex shapes and applications requiring heat dissipation. They are also used in high heat cookware applications. Raw materials for LCP include acetic anhydride, which is sourced from our Acetyl Intermediates segment.

•	Geographic Regions
Net sales by destination for the Advanced Engineered Materials segment by geographic region are as follows:

	Year Ended December 31,
	2015		2014		2013
		(In $ millions, except percentages)
North America	496	37%	509	35%	487	36%
Europe and Africa	526	40%	617	42%	575	42%
Asia-Pacific	266	20%	284	20%	238	18%
South America	38	3%	49	3%	52	4%
Total	1,326	100%	1,459	100%	1,352	100%

•	Customers
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
Advanced Engineered Materials' principal competitors include BASF SE, E. I. du Pont de Nemours and Company, Koninklijke DSM N.V., SABIC Innovative Plastics and Solvay S.A. Other regional competitors include Asahi Kasei Corporation, Braskem S.A., Lanxess AG, Mitsubishi Gas Chemical Company, Inc., Sumitomo Corporation, Teijin Limited and Toray Industries, Inc.
Consumer Specialties
The Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications.
Our cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate tow and acetate film, primarily used in filter products applications. Our near-term focus in cellulose derivatives is to drive productivity initiatives through our business, including managing our own production landscape. We hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and acetate tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over two decades and has driven successful growth in our cellulose derivatives business. Our cellulose derivatives business has production sites in Belgium, Mexico, the United Kingdom and the US, along with sites at our three cellulose derivatives ventures in China.
Our food ingredients business is a leading global supplier of premium quality ingredients for the food and beverage and pharmaceutical industries and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid. Similar to engineered materials, we leverage our leading project pipeline process in our food ingredients business in which we have over fifty years of experience in developing and marketing specialty ingredients for the food and beverages industry.
Our food ingredients business has a production facility in Germany, with sales and distribution facilities in all major regions of the world.

•	Key Products
Acetate flake, acetate tow and acetate film. Acetate tow is a fiber used primarily in cigarette filters. In order to produce acetate tow, we first produce acetate flake by processing wood pulp with acetic acid and acetic anhydride. Wood pulp generally comes from reforested trees and is purchased externally from a variety of sources, and acetic anhydride is an intermediate chemical that we produce from acetic acid in our Acetyl Intermediates segment. Acetate flake is then further processed into acetate tow. Acetate flake can also be a solvent that is cast to create a film, which is primarily used in packaging for food and high-end luxury goods, as well as other applications such as anti-fog films, which are sold under the trademark, Clarifoil®.
Sales of acetate tow amounted to 14%, 14% and 16% of our consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Sunett® sweetener. Ace-K, a non-nutritive high intensity sweetener sold under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® sweetener is the ideal blending partner for caloric and non-caloric sweeteners as it balances the sweetness profile. It is recognized in the food industry for its consistent product quality and reliable supply. The primary raw material for Sunett is diketene, which is derived from acetic acid produced in our Acetyl Intermediates segment.
Qorus® sweetener system. The Qorus® sweetener system is designed to assist food and beverage formulators in achieving their unique taste profile. This product enables the manufacturer to balance taste, without the need to mask certain notes, and ultimately provide the consumer with a pure, authentic taste. The Qorus® sweetener system is designed for low- to no-calorie carbonated and non-carbonated beverages, flavored waters, energy drinks, milk and dairy products.
Food protection ingredients. Our food protection ingredients, potassium sorbate and sorbic acid, are mainly used in foods, beverages and personal care products. Pricing is extremely sensitive to demand and industry capacity and is not necessarily dependent on the cost of raw materials. The primary raw materials are acetic acid, ethylene and potassium hydroxide.

•	Geographic Regions
Net sales by destination for the Consumer Specialties segment by geographic region are as follows:

	Year Ended December 31,
	2015		2014		2013
	(In $ millions, except percentages)
North America	183	19%	195	17%	204	17%
Europe and Africa	476	49%	549	48%	592	49%
Asia-Pacific	255	26%	352	30%	351	29%
South America	55	6%	62	5%	63	5%
Total(1)	969	100%	1,158	100%	1,210	100%
___________________________

(1)	Excludes intersegment sales of $0 million, $2 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Customers
Acetate tow is sold principally to the major tobacco companies that account for a majority of worldwide cigarette production. Contracts with most of our customers are generally entered into on an annual basis.
Customers of Clarifoil® film include printers, carton manufacturers, retailers, packaging buyers, publishers, designers and freezer door manufacturers.
Our food ingredients business primarily sells Sunett® sweetener to a limited number of large multinational and regional customers and the Qorus® sweetener system to regional customers in the food and beverage industry under long-term and annual contracts. Food protection ingredients are primarily sold through regional distributors to small and medium sized customers and directly to large multinational customers in the food industry.

•	Competition
Our cellulose derivatives business' principal competitors include Daicel Corporation, Eastman Chemical Company, Mitsubishi Rayon Co., Ltd and Solvay S.A.
Our principal competitors for our Ace-K based sweeteners, Sunett® and Qorus®, are Anhui Jinhe Industry Co., Ltd. and Suzhou Hope Technology Co., Ltd. The European Commission has instituted a dumping investigation into the sales of Ace-K produced in China into the European Union. As a result of this investigation, on November 1, 2015, "definitive dumping duties" became effective as published in the European Commission's Official Journal. The definitive duties range between €2.64 and €4.58 net per kg and have been imposed for a period of five years from the effective date. Celanese does not produce Ace-K in China.
Our Ace-K based sweetener systems also compete with other high-intensity sweeteners, notably aspartame produced by Ajinomoto Co. Inc. and The NutraSweet Company, and sucralose produced by Tate & Lyle plc. Our principal competitors for potassium sorbate and sorbic acid include Daicel Corporation and Nantong Acetic Acid Chemical Co., Ltd.
Industrial Specialties
The Industrial Specialties segment, which includes our emulsion polymers and EVA polymers businesses, is active in every major global industrial sector and serves diverse industrial and consumer end-use applications. These include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including flexible packaging, thermal laminations, wire and cable, compounds and medical applications.
Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The emulsion polymers business has production facilities in Canada, China, Germany, the Netherlands, Sweden and the US and is supported by expert technical service regionally. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, Duroset®, TufCOR® and Avicor®.
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
Our emulsion polymers business has experienced significant growth in Asia, and we have made investments to support continued growth in the region. We are currently constructing a VAE emulsions unit in Singapore. The unit is expected to begin production by mid-2016. In addition to geographic growth, the Industrial Specialties businesses are focused on supporting our overall manufacturing footprint strategy to increase value, such as integrating our production sites to provide critical economies of scale.

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

•	Geographic Regions
Net sales by destination for the Industrial Specialties segment by geographic region are as follows:

	Year Ended December 31,
	2015		2014		2013
	(In $ millions, except percentages)
North America	401	37%	461	38%	441	38%
Europe and Africa	485	45%	562	46%	520	45%
Asia-Pacific	180	17%	181	15%	179	16%
South America	16	1%	20	1%	15	1%
Total	1,082	100%	1,224	100%	1,155	100%

•	Customers
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
As an industry leader, our intermediate chemistry business has built on its leading technology, low cost production footprint and attractive competitive position to drive growth. With decades of experience, advanced proprietary process technology and favorable capital and production costs, we are a leading global producer of acetic acid and VAM. AOPlus®3 technology extends our historical technology advantage and enables us to construct a greenfield acetic acid facility with a capacity of 1.8 million tons at a lower capital cost than our competitors. Our VAntage®2 technology could increase VAM capacity by up to 50% to meet growing customer demand globally with minimal investment. We believe our production technology is among the lowest cost in the industry and provides us with global growth opportunities through low cost expansions and a cost advantage over our competitors. In addition, we have focused in recent years on enhancing our ability to drive incremental value through our global production network and productivity initiatives as well as proactively managing the intermediate chemistry business in response to trade flows and prevailing industry trends. Our intermediate chemistry business has production sites in China, Germany, Mexico, Singapore and the US.

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
Acetic acid and VAM, our basic acetyl intermediates products, are impacted by global supply and demand fundamentals. The principal raw materials in these products are carbon monoxide, which we generally purchase under long-term contracts, and methanol and ethylene, which we generally purchase under both long- and short-term contracts. Generally, methanol and ethylene are commodity products available from a wide variety of sources, while carbon monoxide is typically obtained from sources in close proximity.
In February 2014, we formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan, in which we own a 50% interest, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The methanol unit utilizes natural gas in the US Gulf Coast region as a feedstock and benefits from the existing infrastructure at our Clear Lake facility. The methanol facility has an annual capacity of 1.3 million tons. Fairway began production in October 2015.
Sales from acetyl products amounted to 31%, 33% and 32% of our consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Solvents and Derivatives. We manufacture a variety of solvents, formaldehyde and other chemicals, which in turn are used in the manufacture of paints, coatings, adhesives and other products. Many solvents and derivatives products are derived from our production of acetic acid. Primary products are:

•	Ethyl acetate, an acetate ester that is a solvent used in coatings, inks and adhesives and in the manufacture of photographic films and coated papers;

•	Butyl acetate, an acetate ester that is a solvent used in inks, pharmaceuticals and perfume;

•	Formaldehyde and paraformaldehyde, which are primarily used to produce adhesive resins for plywood, particle board, coatings, POM engineering resins and a compound used in making polyurethane; and

•
Other chemicals, such as crotonaldehyde, which are used by our food ingredients business for the production of sorbic acid and potassium sorbates, as well as raw materials for the fragrance and food ingredients industry.

Sales from solvents and derivatives products amounted to 10%, 11% and 11% of our consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Geographic Regions
Net sales by destination for the Acetyl Intermediates segment by geographic region are as follows:

	Year Ended December 31,
	2015		2014		2013
	(In $ millions, except percentages)
North America	588	26%	743	25%	708	25%
Europe and Africa	711	31%	905	31%	894	32%
Asia-Pacific	932	40%	1,210	41%	1,091	39%
South America	66	3%	103	3%	100	4%
Total(1)	2,297	100%	2,961	100%	2,793	100%
___________________________

(1)	Excludes intersegment sales of $447 million, $532 million and $448 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Customers
Our intermediate chemistry business sells its products both directly to customers and through distributors. Acetic acid, VAM and acetic anhydride are global businesses, and we generally supply our customers under multi-year contracts. Acetic acid, VAM and acetic anhydride customers produce polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers, pharmaceuticals, cellulose acetate and textiles. We have long-standing relationships with most of these customers.
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
Our strategic affiliates contribute substantial earnings and cash flows to Celanese. During the year ended December 31, 2015, our equity method strategic affiliates generated combined sales of $2.4 billion, resulting in our recording $150 million of equity in net earnings of affiliates and $136 million of dividends.

Our strategic affiliates as of December 31, 2015 are as follows:

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
Ibn Sina is currently constructing a 50,000 ton POM production facility in Saudi Arabia. The new facility will supply POM to support Advanced Engineered Materials' future growth plans as well as our venture partners' regional business development. Upon successful startup of the POM facility, which is expected to occur in 2017, our indirect economic interest in Ibn Sina will increase from 25% to 32.5%. SABIC's economic interest will remain unchanged.
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
Cellulose derivatives strategic ventures. Our cellulose derivatives ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2015, 2014 and 2013, we received cash dividends of $106 million, $115 million and $92 million, respectively.
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

As of December 31, 2015
(In percentages)
InfraServ GmbH & Co. Gendorf KG	39
InfraServ GmbH & Co. Hoechst KG	32
InfraServ GmbH & Co. Knapsack KG	27
Research and Development
Our businesses are innovation-oriented and conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications. Research and development expense was $119 million, $86 million and $85 million for the years ended December 31, 2015, 2014 and 2013, respectively. We consider the amounts spent during each of the last three fiscal years on research and development activities to be sufficient to execute our current strategic initiatives.
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
Trademarks. AOPlus®, Ateva®, Avicor®, BriteCoat®, Celanese®, Celanex®, Celcon®, CelFX®, Celstran®, Celvolit®, Clarifoil®, Duroset®, EcoVAE®, Factor®, Fortron®, GUR®, Hostaform®, Impet®, Mowilith®, MetaLX®, MT®, Nutrinova®, Qorus®, Riteflex®, SlideX™, Sunett®, TCX®, Thermx®, TufCOR®, VAntage®, VAntagePlus™, Vectra®, Vinamul®, VitalDose®, Zenite® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC. Hostaform® is a registered trademark of Hoechst GmbH. Mowilith® is a registered trademark of Celanese in most European countries.
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

Employees
Employees employed by Celanese on a continuing basis throughout the world are as follows:

Employees as of December 31, 2015
North America
US	2,660
Canada	246
Mexico	703
Total	3,609
Europe
Germany	1,455
Other Europe	973
Total	2,428
Asia	979
Rest of World	65
Total	7,081
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
Risks Related to Our Business
We are a company with operations around the world and are exposed to general economic, political and regulatory conditions and risks in the countries in which we have operations and customers.
We operate globally and have customers in many countries. Our major facilities are primarily located in North America, Europe and Asia, and we hold interests in affiliates that operate in the US, Germany, China, Japan, Malaysia, South Korea and Saudi Arabia. Our principal customers are similarly global in scope and the prices of our most significant products are typically regional or world market prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates and other challenges such as the changing regulatory environment.
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
We have invested significant resources in China and other Asian countries. This region's growth may slow, and we may fail to realize the anticipated benefits associated with our investment there and, consequently, our financial results may be adversely impacted.
In addition, we have significant operations and financial relationships based in Europe. Historically sales originating in Europe have accounted for over one-third of our net sales and approximately 40% in 2015. Adverse conditions in the European economy may negatively impact our overall financial results due to reduced economic growth and resulting decreased end-use customer demand.
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
We have a practice of maintaining, when available, multiple sources of supply for raw materials and services. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide, steam and ethylene, or services. Although we have been able to obtain sufficient supplies of raw materials and services, there can be no assurance that unforeseen developments will not affect our ability to source raw materials or services in the future. Even if we have multiple sources of supply for a raw material or a service, there can be no assurance that these sources can make up for the loss of a major supplier. Furthermore, if any sole source or major supplier were unable or unwilling to deliver a raw material or a service for an extended period of time, we may not be able to find an acceptable alternative, and any such alternative could result in increased costs. It is also possible profitability will be adversely affected if we are required to qualify additional sources of supply for a raw material or a service to our specifications in the event of the loss of a sole source or major supplier.
A portion of our supply of methanol in North America is currently obtained from our joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan, in which we own a 50% interest, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. Fairway began production in October 2015.
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
Our operating results depend significantly on the development of commercially viable new products, product grades and applications, as well as process technologies, free of any legal restrictions. If we are unsuccessful in developing new products, applications and production processes in the future, including failing to leverage our opportunity pipeline in our Advanced Engineered Materials segment, our competitive position and operating results may be negatively affected. However, as we invest in new technology, we face the risk of unanticipated operational or commercialization difficulties, including an inability to obtain necessary permits or governmental approvals, the development of competing technologies, failure of facilities or processes to operate in accordance with specifications or expectations, construction delays, cost over-runs, the unavailability of financing, required materials or equipment and various other factors. Likewise, we have undertaken and are continuing to undertake initiatives in all business segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.
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
We rely on our patents, trademarks, copyrights, know-how and trade secrets and patents and other technology licensed from third parties to protect our investment in research and development and our competitive commercial positions in manufacturing and marketing our products. We have adopted internal policies for protecting our know-how and trade secrets. In addition, our practice is to seek patent or trade secret protection for significant developments that provide us competitive advantages and freedom to practice for our businesses. Patents may cover catalysts, processes, products, intermediate products and product uses. These patents are usually filed in strategic countries throughout the world and provide varying periods and scopes of protection based on the filing date and the type of patent application. The legal life and scope of protection provided by a patent may vary among those countries in which we seek protection. As patents expire, the catalysts, processes and products described and claimed in those patents generally may become available for use by the public subject to our continued protection for associated know-how and trade secrets. We also seek to register trademarks as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. We operate in regions of the world where intellectual property protection may be limited and difficult to enforce and our continued growth strategy may bring us to additional regions with similar challenges. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, our net sales, results of operations and cash flows may be adversely affected.

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
Changes in environmental, health and safety regulations in the jurisdictions where we manufacture or sell our products could lead to a decrease in demand for our products.
New or revised governmental regulations and independent studies relating to the effect of our products on health, safety or the environment may affect demand for our products and the cost of producing our products. In addition, products we produce, including VAM, formaldehyde and plastics derived from formaldehyde, may be classified in a manner that would adversely affect demand for such products. For example, the International Agency for Research on Cancer ("IARC"), a private research agency, classified formaldehyde as carcinogenic to humans (Group 1) based on studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans. In addition, several studies have investigated possible links between formaldehyde exposure and various end points, including leukemia. In October 2009, IARC concluded that there is sufficient evidence of a causal association between formaldehyde and the development of leukemia. In 2011, the National Toxicology Program ("NTP") released the 12th report on carcinogens, which changed the classification of formaldehyde from "reasonably anticipated to be a human carcinogen" to "known to be a human carcinogen". Similar to the IARC modification in 2009, the NTP report also implicates formaldehyde as a leukemogen. We anticipate that the results of the IARC's and the NTP's reviews will be examined and considered by government agencies with responsibility for setting worker and environmental exposure standards and labeling requirements.
Other pending initiatives potentially will require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children's Chemical Evaluation Program, High Production Volume Chemical Initiative and expected modifications to the Toxic Substances Control Act ("TSCA") in the US, as well as various European Commission programs, such as the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"), as well as new initiatives in Asia and other regions. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand would likely have an adverse impact on our business and results of operations.

Our production facilities, including facilities we own and/or operate, handle the processing of some volatile and hazardous materials that subject us to operating and other risks that could have a negative effect on our operating results.
Our operations are subject to operating and other risks associated with chemical manufacturing, including the storage and transportation of raw materials, finished products and waste. These risks include, among other things, pipeline and storage tank leaks and ruptures, explosions and fires and discharges or releases of toxic or hazardous substances.
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

The Chemical Facility Anti-Terrorism Standards program ("CFATS Program"), which is administered by the Department of Homeland Security ("DHS"), identifies and regulates chemical facilities to ensure that they have security measures in place to reduce the risks associated with potential terrorist attacks on chemical plants located in the US. In December 2014, the Protecting and Securing Chemical Facilities from Terrorist Attacks Act of 2014 ("CFATS Act") was enacted. The CFATS Act reauthorizes the CFATS Program for four years. DHS has released an interim final rule under the CFATS Program that imposes comprehensive federal security regulations for high-risk chemical facilities in possession of specified quantities of chemicals of interest. This rule establishes risk-based performance standards for the security of our nation's chemical facilities. It requires covered chemical facilities to prepare Security Vulnerability Assessments, which identify facility security vulnerabilities, and to develop and implement Site Security Plans, which include measures that satisfy the identified risk-based performance standards. We cannot determine with certainty the costs associated with any security measures that DHS may require.
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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays or rulings, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation. We are subject to the regular examination of our income tax returns by various tax authorities. Examinations in material jurisdictions or changes in laws, rules, regulations or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place. We regularly assess the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations or interpretations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results.
Our significant non-US operations expose us to global exchange rate fluctuations that could adversely impact our profitability.
We conduct a significant portion of our operations outside the US. Consequently, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. Because our consolidated financial statements are presented in US dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into US dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. Therefore, increases or decreases in value of the US dollar against other major currencies will affect our net operating revenues, operating income and the cost of balance sheet items denominated in foreign currencies. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors.
In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into a purchase or sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, particularly the strengthening of the US dollar against major currencies or the currencies of large developing countries, we may not be able to manage our currency transaction and translation risks effectively.
We use financial instruments to hedge certain exposure to foreign currency fluctuations, but those hedges in most cases cover existing balance sheet exposures and not future transactional exposures. We cannot guarantee that our hedging strategies will be effective. In addition, the use of financial instruments creates counterparty settlement risk. Failure to effectively manage these risks could have an adverse impact on our financial position, results of operations and cash flows.
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
The cost of our pension plans is incurred over long periods of time and involves many uncertainties during those periods of time. Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level and value of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets will likely result in corresponding increases and decreases in the valuation of plan assets and a change in the discount rate or mortality assumptions, which will likely result in an increase or decrease in the valuation of pension obligations. The combined impact of these changes will affect the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. In recent years, an extended duration strategy in the asset portfolio has been implemented in some plans to reduce the influence of liability volatility due to changes in interest rates. If the funded status of a pension plan declines, we may be required to make unscheduled contributions in addition to those contributions for which we have already planned.
Some of our employees are unionized, represented by workers councils or are subject to local laws that are less favorable to employers than the laws of the US.
As of December 31, 2015, we had 7,081 employees. Approximately 18% of our 2,660 US-based employees are unionized. At the largest union site, Narrows, Virginia, we successfully concluded contract negotiations on a three year contract in April 2014. This contract settled without any labor dispute or unrest. We announced the closing of our other US-based union site, Meredosia, Illinois, in October 2015. Unionized employees began departing the site in December 2015, and we anticipate that a majority of all employees will have departed the site by the end of the first quarter of 2016. We have conducted the required "effects bargaining" negotiations with the union and an agreement was reached on severance and other benefits without a labor dispute.
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
Provisions contained in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our Series A common stock, par value $0.0001 per share ("Common Stock"). These rights may have the effect of delaying or deterring a change of control of our Company. In addition, a change of control of our Company may be delayed or deterred as a result of any stockholders' rights plan that our Board of Directors may adopt. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.

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
We currently participate in a number of joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to work cooperatively with unaffiliated third parties. Differences in views among joint venture participants may result in delayed decisions or failure to agree on major decisions. If these differences cause the joint ventures to deviate from their business plans or to fail to achieve their desired operating performance, our results of operations could be adversely affected.
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
Our level of indebtedness and other liabilities could have important consequences, including:

•
Increasing our vulnerability to general economic and industry conditions, including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit agreement (the "Amended Credit Agreement") or our indentures (the "Indentures") governing our €300 million in aggregate principal amount of 3.250% senior unsecured notes due 2019, $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021 and $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022 (collectively, the "Senior Notes");

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
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Description of Property
We and our affiliates own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2015.

Site	Leased/Owned	Products/Functions
Corporate Offices
Amsterdam, Netherlands	Leased	Administrative offices
Budapest, Hungary	Leased	Administrative offices
Irving, Texas, US	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices
Advanced Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	Polyoxymethylene ("POM"), Ultra-high molecular weight polyethylene ("UHMW-PE"), Compounding
Florence, Kentucky, US	Owned	Compounding
Frankfurt am Main, Germany(1)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	POM, Compounding
Fuji City, Japan	Owned by Polyplastics Co., Ltd.(5)	POM, Polybutylene terephthalate, Liquid crystal polymers ("LCP"), Compounding
Jubail, Saudi Arabia	Owned by National Methanol Company(5)	Methyl tertiary-butyl ether, Methanol
Kaiserslautern, Germany(1)	Leased	Long-fiber reinforced thermoplastics ("LFRT")
Kuantan, Malaysia	Owned by Polyplastics Co., Ltd.(5)	POM, Compounding
Nanjing, China(2)	Owned	LFRT, UHMW-PE, Compounding
Oberhausen, Germany(1)	Leased	UHMW-PE
Shelby, North Carolina, US	Owned	LCP, Compounding
Suzano, Brazil(1)	Leased	Compounding
Ulsan, South Korea	Owned by Korea Engineering Plastics Co., Ltd.(5)	POM
Wilmington, North Carolina, US	Owned by Fortron Industries LLC(5)	Polyphenylene sulfide
Winona, Minnesota, US	Owned	LFRT
Consumer Specialties
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	Sorbates, Sunett® sweetener, Qorus® sweetener system
Kunming, China	Leased by Kunming Cellulose Fibers Co. Ltd.(6)	Acetate tow
Lanaken, Belgium	Owned	Acetate tow
Nantong, China	Owned by Nantong Cellulose Fibers Co. Ltd.(7)	Acetate tow, Acetate flake
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Ocotlán, Mexico	Owned	Acetate tow, Acetate flake
Spondon, Derby, United Kingdom	Owned	Acetate film
Zhuhai, China	Leased by Zhuhai Cellulose Fibers Co. Ltd.(8)	Acetate tow

Site	Leased/Owned	Products/Functions
Industrial Specialties
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Edmonton, Alberta, Canada	Owned	Low-density polyethylene resins, Ethylene vinyl acetate
Enoree, South Carolina, US	Owned	Conventional emulsions, Vinyl acetate ethylene ("VAE") emulsions
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	Conventional emulsions, VAE emulsions
Geleen, Netherlands	Owned	VAE emulsions
Meredosia, Illinois, US	Owned	Site is no longer operating
Nanjing, China(2)	Owned	Conventional emulsions, VAE emulsions
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
Tarragona, Spain	Owned	Site is no longer operating
Acetyl Intermediates
Bay City, Texas, US(1)	Leased	Vinyl acetate monomer ("VAM")
Bishop, Texas, US	Owned	Formaldehyde
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate
Clear Lake, Texas, US(4)	Owned	Acetic acid, VAM, Methanol
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	Acetaldehyde, VAM, Butyl acetate
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Nanjing, China(2)	Owned	Acetic acid, Acetic anhydride, VAM, Ethanol
__________________________

(1)	Celanese owns the assets on this site and leases the land through the terms of a long-term land lease.

(2)
Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site. Celanese also owns the land through "land use right grants" for 46 to 50 years with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(3)	Multiple Celanese business segments conduct operations at the Frankfurt Hoechst Industrial Park located in Frankfurt am Main, Germany.

(4)	Methanol is produced by our joint venture, Fairway Methanol LLC, in which Celanese owns a 50% interest.

(5)	A Celanese equity method investment.

(6)	A Celanese cost method investment. Kunming Cellulose Fibers Co. Ltd. owns the assets on this site and leases the land from China National Tobacco Corporation.

(7)
A Celanese cost method investment. Nantong Cellulose Fibers Co. Ltd. owns the assets on this site and the land through "land use right grants" with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(8)	A Celanese cost method investment. Zhuhai Cellulose Fibers Co. Ltd. owns the assets on this site and leases the land from China National Tobacco Corporation.

Item 3.  Legal Proceedings
See Note 16 - Environmental and Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of environmental matters and commitments and contingencies related to legal and regulatory proceedings.
Item 4.  Mine Safety Disclosures
None.
Executive Officers of the Registrant
The names, ages and biographies of our executive officers as of February 5, 2016 are as follows:

Name	Age	Position
Mark C. Rohr	64	Chairman of the Board of Directors and Chief Executive Officer, President
Scott M. Sutton	51	Executive Vice President and President, Materials Solutions
Patrick D. Quarles	48	Executive Vice President and President, Acetyl Chain and Integrated Supply Chain
Christopher W. Jensen	49	Senior Vice President, Finance and Chief Financial Officer
Lori A. Johnston	51	Senior Vice President, Human Resources
Gjon N. Nivica, Jr.	51	Senior Vice President and General Counsel
Mark C. Rohr has been our Chairman of the Board of Directors and Chief Executive Officer and President since April 2012 and a member of our Board of Directors since April 2007. He served as a director and as the Executive Chairman of Albemarle Corporation, a global developer, manufacturer and marketer of highly-engineered specialty chemicals, from September 2011 until February 2012 and previously had served as the Chairman from 2008 to 2011, President from 2000 to 2010, Chief Operating Officer from 2000 to 2002 and Chief Executive Officer from 2002 to 2011 of Albemarle. Prior to that, Mr. Rohr served as Executive Vice President - Operations of Albemarle. Before joining Albemarle, Mr. Rohr held leadership roles with companies including Occidental Chemical Corporation and The Dow Chemical Company. Mr. Rohr has served on the board of directors of Ashland Inc. since 2008, and has served as a member of its audit committee and the environmental, health & safety committee. He also serves as Chairman of the board of directors of the American Chemistry Council and President of the International Association of Chemical Associations. Mr. Rohr received a bachelor's degree in chemistry and chemical engineering from Mississippi State University.
Scott M. Sutton has served as our Executive Vice President and President, Materials Solutions since June 2015. From January 2015 to June 2015, Mr. Sutton served as our Vice President and General Manager of the Engineered Materials business. Prior to January 2015, Mr. Sutton served as our Vice President of Supply Chain from March 2014 to January 2015 and as our Vice President of Acetic Acid and Anhydride from August 2013 to March 2014. Mr. Sutton had 28 years of industry experience prior to joining Celanese, including serving as President and General Manager of Chemtura Corporation's AgroSolutions business, business manager for Landmark Structures and Vice President of a division of Albemarle Corporation. Mr. Sutton earned a civil engineering degree from Louisiana State University and is a registered professional engineer in Texas.
Patrick D. Quarles has served as our Executive Vice President and President, Acetyl Chain and Integrated Supply Chain since June 2015. Prior to joining Celanese, Mr. Quarles held a variety of leadership positions at LyondellBasell Industries N.V. before serving as Executive Vice President of the Intermediates and Derivatives (I&D) segment and the supply chain and procurement functions from January 2015 to June 2015, including serving as a member of LyondellBasell's Management Board from April 2014 to June 2015, Senior Vice President - I&D from 2009 to April 2014 and Vice President of Performance Chemicals from 2004 to 2009. Mr. Quarles began his career in 1990 at ARCO Chemical/Union Carbide where he held various positions in sales, marketing and business management. Mr. Quarles earned a bachelor of science degree in mechanical engineering from Clemson University and a master of management degree from The Kellogg School of Management at Northwestern University.
Christopher W. Jensen has served as our Chief Financial Officer since July 2015 and as our Senior Vice President, Finance since April 2011. He served as our Interim Chief Financial Officer from May 2014 to July 2015. From August 2010 to April 2011, Mr. Jensen served as our Senior Vice President, Finance and Treasurer. Prior to August 2010, Mr. Jensen served as our Vice President and Corporate Controller from March 2009 to July 2010. From May 2008 to February 2009, he served as Vice President of Finance and Treasurer. In his current capacity, Mr. Jensen has global responsibility for corporate finance, treasury operations, insurance risk management, pensions, global business services, information technology, corporate accounting, tax and general ledger accounting. Mr. Jensen was previously the Assistant Corporate Controller from March 2007 through April

2008, where he was responsible for SEC reporting, internal reporting, and technical accounting. In his initial role at Celanese from October 2005 through March 2007, he built and directed the Company's technical accounting function. From August 2004 to October 2005, Mr. Jensen worked in the inspections and registration division of the Public Company Accounting Oversight Board. He spent 13 years of his career at PricewaterhouseCoopers LLP, an assurance, tax and advisory services firm, in various positions in both the auditing and mergers & acquisitions groups. Mr. Jensen earned bachelor's and master's degrees in accounting from Brigham Young University and is a Certified Public Accountant.
Lori A. Johnston has served as our Senior Vice President, Human Resources since October 2012. Prior to joining Celanese, she was the Vice President, International Human Resources for Amgen, Inc., a biotechnology medicines company, and had served in various human resources positions of increasing importance with Amgen since 2001, except from January 2006 to April 2007 when she served as the Human Resources and Communications Director of the Michael and Susan Dell Foundation. Before joining Amgen, Ms. Johnston held a variety of leadership positions beginning in 1990 at Dell, Inc., a global information technology company, before serving as the Human Resources Director, Home and Small Business, from 1997 to 2001. Ms. Johnston earned a master's of arts degree from Our Lady of the Lake University and a bachelor's degree in psychology from the University of Central Oklahoma.
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
Our Series A common stock, par value $0.0001 per share ("Common Stock") has traded on the New York Stock Exchange ("NYSE") under the symbol "CE" since January 21, 2005. The closing sale price of our Common Stock, as reported by the NYSE, on February 1, 2016 was $61.47. The following table sets forth the high and low intraday sales prices per share of our Common Stock, as reported by the NYSE, and the dividends declared per share on our Common Stock for the periods indicated.

	Price Range		Dividends Declared
	High	Low
	(In $ per share)
2015
Quarter ended March 31, 2015	60.61	52.56	0.250
Quarter ended June 30, 2015	73.13	54.99	0.300
Quarter ended September 30, 2015	74.19	54.35	0.300
Quarter ended December 31, 2015	72.95	58.56	0.300
2014
Quarter ended March 31, 2014	56.21	48.78	0.180
Quarter ended June 30, 2014	65.17	54.48	0.250
Quarter ended September 30, 2014	66.35	57.57	0.250
Quarter ended December 31, 2014	63.28	49.42	0.250

Holders
No shares of Celanese's Series B common stock and no shares of Celanese's 4.25% convertible perpetual preferred stock are issued and outstanding. As of February 1, 2016, there were 31 holders of record of our Common Stock. By including persons holding shares in broker accounts under street names; however, we estimate we have approximately 61,877 beneficial holders.
Dividend Policy
Our Board of Directors has a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Common Stock as determined in its sole discretion. Our Board of Directors may, at any time, modify or revoke our dividend policy on our Common Stock.
On February 4, 2016, we declared a cash dividend of $0.30 per share on our Common Stock amounting to $44 million. The cash dividend was for the period from November 1, 2015 to January 31, 2016 and will be paid on February 26, 2016 to holders of record as of February 16, 2016.
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
Celanese Purchases of its Equity Securities
Information regarding repurchases of our Common Stock during the three months ended December 31, 2015 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
October 1 - 31, 2015	11,573	$62.50	—	$1,031,000,000
November 1 - 30, 2015	290	$70.79	—	$1,031,000,000
December 1 - 31, 2015	—	$—	—	$1,031,000,000
Total	11,863		—
___________________________

(1)	Represents shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors has authorized the aggregate repurchase of $2.4 billion of our Common Stock since February 2008.
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
Comparison of Cumulative Total Return

Cumulative Total Return to Stockholders

200%
180%
160%
140%
120%
100%
80%
60%
40%
20%
0%
1/1/2011
1/1/2012
12/31/2012
12/31/2013
12/31/2014
12/31/2015
CE
S&P 500
Dow Jones US Chemicals

Summary Returns			
	CE	S&P 500	Dow Jones US Chemicals
6-Month	26.4%	4.8%	10.0%
1-Year	5.2%	1.0%	(3.1%)
2-Year	6.5%	17.1%	18.3%
3-Year	33.7%	55.0%	54.8%
4-Year	47.3%	76.2%	68.1%
5-Year	68.3%	78.6%	59.5%

This comparison is based on a return assuming $100 invested January 1, 2011 in Celanese Corporation Common Stock, the S&P 500 Composite Index and the Dow Jones US Chemicals Index, assuming the reinvestment of all dividends

Recent Sales of Unregistered Securities
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

Item 6. Selected Financial Data
The balance sheet data as of December 31, 2015 and 2014 and the statements of operations data for the years ended December 31, 2015, 2014 and 2013, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2013, 2012, and 2011 and the statements of operations data for the years ended December 31, 2012 and 2011 set forth below were derived from previously issued financial statements, adjusted for applicable discontinued operations, a change in accounting policy for defined benefit pension plans and other postretirement benefit plans and a change in accounting policy for debt issuance costs.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In $ millions, except per share data)
Statement of Operations Data
Net sales	5,674	6,802	6,510	6,418	6,763
Other (charges) gains, net	(351)	15	(158)	(14)	(48)
Operating profit (loss)	326	758	1,508	175	402
Earnings (loss) from continuing operations before tax	488	941	1,609	321	467
Earnings (loss) from continuing operations	287	627	1,101	376	426
Earnings (loss) from discontinued operations	(2)	(7)	—	(4)	1
Net earnings (loss) attributable to Celanese Corporation	304	624	1,101	372	427
Earnings (loss) per common share
Continuing operations — basic	2.03	4.07	6.93	2.37	2.72
Continuing operations — diluted	2.01	4.04	6.91	2.35	2.68
Balance Sheet Data (as of the end of period)
Total assets	8,586	8,796	8,994	8,973	8,494
Total debt	2,981	2,723	3,040	3,071	2,993
Total Celanese Corporation stockholders' equity	2,378	2,818	2,699	1,730	1,341
Other Financial Data
Depreciation and amortization	357	292	305	308	298
Capital expenditures(1)	483	681	408	339	364
Dividends paid per common share(2)	1.15	0.93	0.53	0.27	0.22
________________________

(1)
Amounts include accrued capital expenditures. Amounts do not include capital expenditures related to capital lease obligations or capital expenditures related to the relocation and expansion of our POM plant in Kelsterbach. See Note 4 - Acquisitions, Dispositions and Plant Closures and Note 25 - Supplemental Cash Flow Information in the accompanying consolidated financial statements for further information.

(2)
Annual dividends for the year ended December 31, 2015 consist of one quarterly dividend payment of $0.25 per share and three quarterly dividend payments of $0.30 per share. Annual dividends for the year ended December 31, 2014 consist of one quarterly dividend payment of $0.18 per share and three quarterly dividend payments of $0.25 per share. See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

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
Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Annual Report contain certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Generally, words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "plan," "may," "can," "could," "might," "will" and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. See "Special Note Regarding Forward-Looking Statements" at the beginning of this Annual Report for further discussion.

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
We are organized around two complementary cores, Materials Solutions and the Acetyl Chain. Together, these two value drivers share technology, fully integrated systems and research resources to increase efficiency and quickly respond to market needs. Within Materials Solutions and the Acetyl Chain, we operate principally through four business segments: Materials Solutions includes Advanced Engineered Materials and Consumer Specialties business segments, and the Acetyl Chain includes Industrial Specialties and Acetyl Intermediates business segments.

Results of Operations
Financial Highlights

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	5,674	6,802	(1,128)	6,802	6,510	292
Gross profit	1,318	1,616	(298)	1,616	1,365	251
Selling, general and administrative ("SG&A") expenses	(506)	(758)	252	(758)	(311)	(447)
Other (charges) gains, net	(351)	15	(366)	15	(158)	173
Operating profit (loss)	326	758	(432)	758	1,508	(750)
Equity in net earnings of affiliates	181	246	(65)	246	180	66
Interest expense	(119)	(147)	28	(147)	(172)	25
Refinancing expense	—	(29)	29	(29)	(1)	(28)
Dividend income - cost investments	107	116	(9)	116	93	23
Earnings (loss) from continuing operations before tax	488	941	(453)	941	1,609	(668)
Earnings (loss) from continuing operations	287	627	(340)	627	1,101	(474)
Earnings (loss) from discontinued operations	(2)	(7)	5	(7)	—	(7)
Net earnings (loss)	285	620	(335)	620	1,101	(481)
Net earnings (loss) attributable to Celanese Corporation	304	624	(320)	624	1,101	(477)
Other Data
Depreciation and amortization	357	292	65	292	305	(13)
SG&A expenses as a percentage of Net sales	8.9%	11.1%		11.1%	4.8%
Operating margin(1)	5.7%	11.1%		11.1%	23.2%
Other (charges) gains, net
Employee termination benefits	(53)	(7)	(46)	(7)	(23)	16
Kelsterbach plant relocation	—	—	—	—	(13)	13
Asset impairments	(126)	—	(126)	—	(81)	81
Other plant/office closures	—	2	(2)	2	(33)	35
Singapore contract termination	(174)	—	(174)	—	—	—
Commercial disputes	2	11	(9)	11	(8)	19
Other	—	9	(9)	9	—	9
Total Other (charges) gains, net	(351)	15	(366)	15	(158)	173
_____________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2015	2014
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	967	780

Short-term borrowings and current installments of long-term debt - third party and affiliates	513	137
Long-term debt, net of unamortized deferred financing costs	2,468	2,586
Total debt	2,981	2,723
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Volume	Price	Currency	Other	Total
	(In percentages)
Advanced Engineered Materials	(1)	(1)	(7)	—	(9)
Consumer Specialties	(13)	(3)	(1)	—	(17)
Industrial Specialties	—	(4)	(8)	—	(12)
Acetyl Intermediates	(3)	(13)	(6)	—	(22)
Total Company	(4)	(8)	(6)	1	(17)
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Volume	Price	Currency	Other	Total
	(In percentages)
Advanced Engineered Materials	9	(1)	—	—	8
Consumer Specialties	(5)	1	—	—	(4)
Industrial Specialties	1	5	—	—	6
Acetyl Intermediates	(3)	11	—	—	8
Total Company	—	6	—	(1)	5

Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Service cost	(1)	—	1	—	1	1
Interest cost and expected return on plan assets	—	—	—	—	(25)	(25)
Amortization of prior service credit(1)	29	16	8	16	14	83
Special termination benefit	—	—	1	—	1	2
Recognized actuarial (gain) loss(2)	—	—	—	—	(223)	(223)
Curtailment / settlement (gain) loss(3)	26	16	3	16	14	75
Total	54	32	13	32	(218)	(87)
______________________________

(1)	Primarily relates to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan in 2014.

(2)
Primarily relates to lower than assumed asset returns partially offset by an increase in the weighted average discount rate used to determine benefit obligations from 3.7% to 4.0% and a gain of $62 million reflecting the incorporation of the RP-2015 mortality tables into the actuarial assumptions for the US pension plans as of December 31, 2015.

(3)	Primarily relates to actions taken in 2014 to offer a limited-time, voluntary buyout to certain participants of our US qualified defined benefit pension plan with a vested benefit.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Cost of sales	31	26	7	16	(20)	60
SG&A expenses	16	4	3	8	(195)	(164)
Research and development expenses	7	2	2	8	(3)	16
Other charges (gains), net	—	—	1	—	—	1
Total	54	32	13	32	(218)	(87)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Service cost	(8)	(4)	(3)	(5)	(4)	(24)
Interest cost and expected return on plan assets	—	—	—	—	18	18
Amortization of prior service credit(1)	(24)	(15)	(7)	(14)	(12)	(72)
Recognized actuarial (gain) loss(2)	—	—	—	—	454	454
Curtailment / settlement (gain) loss(3)	(6)	(3)	(11)	(4)	(2)	(26)
Total	(38)	(22)	(21)	(23)	454	350
______________________________

(1)	Primarily relates to the elimination of eligibility for current and future employees and the elimination of benefits for certain participants under a US postretirement health care plan.

(2)
Primarily relates to a decrease in the weighted average discount rate used to determine benefit obligations from 4.6% to 3.7% and a loss of $52 million reflecting the incorporation of the RP-2014 mortality tables into the actuarial assumptions for the US pension plans as of December 31, 2014.

(3)	Primarily relates to actions taken in 2014 to offer a limited-time, voluntary buyout to certain participants of our US qualified defined benefit pension plan with a vested benefit.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Cost of sales	(22)	(18)	(8)	(11)	36	(23)
SG&A expenses	(12)	(3)	(11)	(6)	411	379
Research and development expenses	(4)	(1)	(2)	(6)	7	(6)
Other charges (gains), net	—	—	—	—	—	—
Total	(38)	(22)	(21)	(23)	454	350
See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Consolidated Results
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net sales decreased $1.1 billion, or 16.6%, for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	unfavorable currency impacts across all our business segments resulting from a strong US dollar relative to the Euro;

•	lower pricing and volume in our Acetyl Intermediates segment for vinyl acetate monomer ("VAM") and acetic acid; and

•	lower acetate tow volume and pricing in our Consumer Specialties segment driven by customer destocking and reduced industry utilization, respectively.
Selling, general and administrative expenses decreased $252 million, or 33.2%, for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in pension and other postretirement plan net periodic benefit cost of $164 million;

•	cost savings of $50 million related to productivity initiatives across all of our business segments; and

•	lower functional spending and incentive compensation costs of $41 million.
Operating profit decreased $432 million, or 57.0%, for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in Net sales; and

•
an unfavorable impact from Other (charges) gains, net. In December 2015, we terminated our existing agreement with a raw materials supplier in Singapore. In connection with the contract termination, we recorded $174 million to Other (charges) gains, net. We also recorded long-lived impairment losses of $123 million to fully write-off certain ethanol related assets at our acetyl facility in Nanjing, China during the three months ended December 31, 2015. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information;

partially offset by:

•	a decrease in SG&A and lower raw material costs across all of our business segments.
Operating margin for the year ended December 31, 2015 decreased to 5.7 % from 11.1 % in 2014.
Equity in net earnings of affiliates decreased $65 million for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

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

•	a decrease in equity investment earnings of $27 million from our Ibn Sina strategic affiliate as a result of lower pricing for methyl tertiary-butyl ether ("MTBE") and methanol.
Our effective income tax rate for the year ended December 31, 2015 was 41% compared to 33% for the year ended 2014. The higher effective income tax rate for the year ended December 31, 2015 was primarily attributable to an increase in the valuation allowance due to an increase in losses in jurisdictions with no tax benefit. The increase in losses primarily relates to a $123 million long-lived asset impairment recorded to fully write-off certain ethanol related assets at our acetyl facility in Nanjing, China and a $174 million charge related to the termination of a raw materials contract with a supplier in Singapore. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information. The tax impact of these events was partially offset by decreases in uncertain tax positions of $29 million due to audit closures and technical jurisdictional clarifications.
Our effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts and mix of income and loss in those jurisdictions to which they relate, as well as discrete items and non-deductible expenses that may occur in any given year, but are not consistent from year to year.
In 2015, we established a centralized European headquarters in the Netherlands for the purpose of improving the operational efficiencies and profitability of our European operations and certain global product lines and to centralize leadership and management functions in a single location. A key objective of our European headquarters is to align our business operations, identify cost savings and further streamline our operations. These activities directly impacted our mix of earnings and product flows and resulted in both favorable and unfavorable tax rate impacts in the jurisdictions in which we operate. These impacts have been reflected in Other foreign tax rate differentials included in the reconciliation of the significant differences between the US federal and statutory tax rate and the effective tax rate. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.
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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales increased $292 million, or 4.5%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	higher VAM pricing in our Acetyl Intermediates segment;

•	higher acetic acid pricing in our Acetyl Intermediates segment; and

•	higher volume globally in our Advanced Engineered Materials segment fueled by growth in automotive, medical and industrial applications.
Selling, general and administrative expenses increased $447 million, or 143.7%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	an increase in pension and other postretirement plan net periodic benefit cost of $379 million;

•	higher functional and project spending of $43 million; and

•	higher incentive compensation costs of $25 million.
Other (charges) gains, net changed $173 million, or 109.5%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•
$138 million of lower charges in our Acetyl Intermediates segment as a result of the closure of our acetic anhydride facility in Roussillon, France and our VAM facility in Tarragona, Spain, as well as long-lived impairment losses related to our Singapore acetic acid production unit during the three months ended December 30, 2013. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information.

Operating profit decreased $750 million, or 49.7%, for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	higher Selling, general and administrative expenses; and

•
the recognition of a gain of $742 million during the three months ended December 31, 2013, which represented the deferred proceeds in excess of divested assets as a result of the 2006 settlement agreement with the Frankfurt, Germany Airport ("Fraport") to move our German POM operations. The proceeds were included in our Advanced Engineered Materials segment. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information;

partially offset by:

•	an increase in Net sales, as well as the impact of permanent capacity reductions in Europe in December 2013.
Operating margin for the year ended December 31, 2014 decreased to 11.1% from 23.2% in 2013.
Equity in net earnings of affiliates increased $66 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	a $48 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014; and

•	an increase in equity investment earnings of $13 million from our Polyplastics Co., Ltd. ("Polyplastics") strategic affiliate.
Our effective income tax rate for the year ended December 31, 2014 was 33% compared to 32% for the year ended 2013.

Business Segments
Advanced Engineered Materials

	Year Ended December 31,			%	Year Ended December 31,			%
	2015	2014	Change	Change	2014	2013	Change	Change
	(In $ millions, except percentages)
Net sales	1,326	1,459	(133)	(9.1)%	1,459	1,352	107	7.9%
Net Sales Variance
Volume	(1)%				9%
Price	(1)%				(1)%
Currency	(7)%				—%
Other	—%				—%
Other (charges) gains, net	(7)	(1)	(6)	600.0%	(1)	(13)	12	(92.3)%
Operating profit (loss)	235	221	14	6.3%	221	904	(683)	(75.6)%
Operating margin	17.7%	15.1%			15.1%	66.9%
Equity in net earnings (loss) of affiliates	150	161	(11)	(6.8)%	161	148	13	8.8%
Depreciation and amortization	99	106	(7)	(6.6)%	106	110	(4)	(3.6)%
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
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net sales decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro.
Operating profit increased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	lower energy and raw material costs, primarily for ethylene and polypropylene, which more than offset the decrease in Net sales;
partially offset by:

•	an increase in net periodic benefit cost of $54 million.
Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in equity investment earnings of $27 million from our Ibn Sina strategic affiliate as a result of lower pricing for MTBE and methanol;
partially offset by:

•
an increase in equity investment earnings from our Polyplastics and Korea Engineering Plastics Co., Ltd. strategic affiliates of $8 million and $6 million, respectively, primarily as a result of lower raw material costs.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	higher volume in Europe from strong growth in nearly all product lines;

•	higher volume in the Americas primarily driven by growth in POM in automotive applications and GUR® in medical and industrial applications; and

•	higher volume in Asia across all product lines resulting from targeted customer focus and the implementation of growth strategies;
partially offset by:

•	lower pricing for POM and GUR® due to shifts in product and geographic sales mix.
Operating profit decreased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•
the recognition of a gain of $742 million during the three months ended December 31, 2013, which represents the deferred proceeds in excess of divested assets as a result of the 2006 settlement agreement with Fraport to move our German POM operations;

•	lower pricing;

•	a $16 million negative impact from inventory build in the same period in 2013 in response to a planned turnaround during the three months ended September 30, 2014; and

•	higher expenses of $11 million related to plant maintenance;
partially offset by:

•	higher Net sales, as well as lower net periodic benefit cost of $38 million; and

•	an increase of $12 million from Other (charges) gains, net, primarily due to a decrease in costs associated with the relocation and expansion of our German POM operations.
Equity in net earnings (loss) of affiliates increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•
an increase in equity investment earnings of $13 million from our Polyplastics strategic affiliate as a result of higher volume, lower turnaround expenses and lower restructuring charges related to one of their affiliates.

Consumer Specialties

	Year Ended December 31,			%	Year Ended December 31,			%
	2015	2014	Change	Change	2014	2013	Change	Change
	(In $ millions, except percentages)
Net sales	969	1,160	(191)	(16.5)%	1,160	1,214	(54)	(4.4)%
Net Sales Variance
Volume	(13)%				(5)%
Price	(3)%				1%
Currency	(1)%				—%
Other	—%				—%
Other (charges) gains, net	(25)	16	(41)	(256.3)%	16	—	16	100.0%
Operating profit (loss)	262	388	(126)	(32.5)%	388	346	42	12.1%
Operating margin	27.0%	33.4%			33.4%	28.5%
Equity in net earnings (loss) of affiliates	2	9	(7)	(77.8)%	9	3	6	200.0%
Dividend income - cost investments	106	115	(9)	(7.8)%	115	92	23	25.0%
Depreciation and amortization	60	43	17	39.5%	43	41	2	4.9%
Our Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. Our cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filtration applications. Our food ingredients business is a leading international supplier of premium quality ingredients for the food and beverage and pharmaceuticals industries and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid. Our food ingredients business produces and sells the Qorus® sweetener system and Sunett® high intensity sweeteners.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net sales decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	lower acetate tow volume driven by customer destocking; and

•	lower acetate tow pricing driven by reduced industry utilization.
Operating profit decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in Net sales;

•
an unfavorable impact in Other (charges) gains, net due to employee termination costs of $24 million and accelerated depreciation expense of $10 million which were recorded as a result of a 50% capacity reduction at our acetate tow facility in Lanaken, Belgium in December 2015. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information; Other (charges) gains, net was also unfavorably impacted by an arbitration recovery in 2014 against a former utility operator at our cellulose derivatives manufacturing facility in Narrows, Virginia, which did not recur in the current year; and

•	an increase in net periodic benefit cost of $32 million;
partially offset by:

•	lower wood pulp and energy costs.
Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	a $6 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.
Dividend income from cost investments decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	lower earnings from our cellulose derivatives ventures primarily due to the expiration of a favorable tax holiday.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales decreased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	lower acetate tow volume globally; and

•	lower acetate flake pricing under a legacy contract;
partially offset by:

•	higher acetate tow pricing of 6% reflecting favorable shifts in customer mix; and

•	higher acetate flake volume.
Operating profit increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	higher acetate tow pricing;

•	lower raw material and energy costs of $43 million as a result of productivity initiatives in our cellulose derivatives business;

•	a decrease in net periodic benefit cost of $22 million; and

•
a favorable impact to Other (charges) gains, net of $16 million primarily due to an arbitration award against a former utility operator at our cellulose derivatives manufacturing facility in Narrows, Virginia.

Dividend income from cost investments increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	higher earnings from our cellulose derivatives ventures resulting from higher volume and acetate tow pricing, as well as lower energy costs.

Industrial Specialties

	Year Ended December 31,			%	Year Ended December 31,			%
	2015	2014	Change	Change	2014	2013	Change	Change
	(In $ millions, except percentages)
Net sales	1,082	1,224	(142)	(11.6)%	1,224	1,155	69	6.0%
Net Sales Variance
Volume	—%				1%
Price	(4)%				5%
Currency	(8)%				—%
Other	—%				—%
Other (charges) gains, net	(10)	(1)	(9)	900.0%	(1)	(4)	3	(75.0)%
Operating profit (loss)	72	76	(4)	(5.3)%	76	64	12	18.8%
Operating margin	6.7%	6.2%			6.2%	5.5%
Depreciation and amortization	64	50	14	28.0%	50	52	(2)	(3.8)%
Our Industrial Specialties segment includes our emulsion polymers and EVA polymers businesses. Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, Duroset®, TufCOR® and Avicor®. Our EVA polymers business is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate ("EVA") resins and compounds as well as select grades of low-density polyethylene. Sold under the Ateva® and VitalDose® brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, medical, automotive parts and carpeting.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net sales decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	an unfavorable currency impact on our emulsion polymers business resulting from a strong US dollar relative to the Euro; and

•	lower pricing in our emulsion polymers business due to lower raw material costs for VAM, primarily in Europe.
Operating profit decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•
a decrease in Net sales, as well as an increase in site closure costs of $22 million and $16 million primarily related to our VAE emulsions unit in Meredosia, Illinois and in Tarragona, Spain, respectively. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information; and

•	an increase in net periodic benefit cost of $13 million;
partially offset by:

•	lower raw material costs for VAM, primarily in Europe.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	higher pricing in our emulsion polymers business primarily due to higher raw material costs for VAM in Europe, Asia and North America; and

•	higher volume driven by a targeted strategy in Asia, primarily in adhesive and construction products and paints and coatings products, and by higher demand in Europe.
Operating profit increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	higher Net sales, as well as a decrease in net periodic benefit cost of $21 million;
partially offset by:

•	higher raw material costs of $65 million, primarily for VAM, in our emulsion polymers business across all regions.
Acetyl Intermediates

	Year Ended December 31,			%	Year Ended December 31,			%
	2015	2014	Change	Change	2014	2013	Change	Change
	(In $ millions, except percentages)
Net sales	2,744	3,493	(749)	(21.4)%	3,493	3,241	252	7.8%
Net Sales Variance
Volume	(3)%				(3)%
Price	(13)%				11%
Currency	(6)%				—%
Other	—%				—%
Other (charges) gains, net	(300)	(3)	(297)	9,900.0%	(3)	(141)	138	(97.9)%
Operating profit (loss)	(3)	558	(561)	(100.5)%	558	153	405	264.7%
Operating margin	(0.1)%	16.0%			16.0%	4.7%
Equity in net earnings (loss) of affiliates	6	20	(14)	(70.0)%	20	5	15	300.0%
Depreciation and amortization	123	81	42	51.9%	81	86	(5)	(5.8)%
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
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net sales decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•
lower pricing and volume for VAM, primarily due to industry outages in the prior year that did not recur in the current year. VAM represents approximately one-half of the decrease in pricing and volume;

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro; and

•	lower pricing and volume for acetic acid, which represents approximately one-third of the pricing and volume decrease, primarily due to lower demand in Asia.
Operating profit decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•
a decrease in Net sales, as well as an unfavorable impact from Other (charges) gains, net. In December 2015, we terminated our existing agreement with a raw materials supplier in Singapore. In connection with the contract termination, we recorded $174 million to Other (charges) gains, net. We also recorded long-lived impairment losses of $123 million to fully write-off certain ethanol related assets at our acetyl facility in Nanjing, China during the three months ended December 31, 2015. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information;

•
an increase in depreciation and amortization expense as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, beginning in June 2015;

•	an increase in net periodic benefit cost of $32 million; and

•	costs of $10 million incurred related to the start-up of our Fairway joint venture;
partially offset by:

•
lower energy and raw material costs, primarily for ethylene, methanol and carbon monoxide, with ethylene making up approximately one-half and the other raw materials each making up approximately one-quarter of the decrease in raw materials.

Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	a $13 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	higher VAM pricing resulting from permanent capacity reductions in Europe and planned and unplanned industry outages;

•	higher acetic acid pricing resulting from planned and unplanned industry outages; and

•	higher acetic anhydride pricing;
partially offset by:

•	lower volume.
Operating profit increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•
higher Net sales, as well as the impact of permanent capacity reductions in Europe in 2013. Accordingly, we recorded $20 million of employee termination benefits, $33 million of contract termination costs and $34 million of long-lived asset impairment losses to fully write-off the related property, plant and equipment during the year ended December 31, 2013, which did not recur during the year ended December 31, 2014;

•
long-lived asset impairment losses of $46 million, which were recorded during the year ended December 31, 2013 to fully write-off the property, plant and equipment at our Singapore acetic acid production unit and which did not recur during the year ended December 31, 2014; and

•	a decrease in net periodic benefit cost of $23 million;
partially offset by:

•	lower volume;

•	higher raw material costs of $98 million, primarily for ethylene and purchased materials for VAM and acetic acid; and

•	a $12 million loss as a result of damages in connection with a settlement of a claim by a raw materials supplier.
Equity in net earnings (loss) of affiliates increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	a $13 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.

Other Activities

	Year Ended December 31,			%	Year Ended December 31,			%
	2015	2014	Change	Change	2014	2013	Change	Change
	(In $ millions)
Other (charges) gains, net	(9)	4	(13)	(325.0)%	4	—	4	100.0%
Operating profit (loss)	(240)	(485)	245	(50.5)%	(485)	41	(526)	(1,282.9)%
Equity in net earnings (loss) of affiliates	23	56	(33)	(58.9)%	56	24	32	133.3%
Dividend income - cost investments	1	1	—	—%	1	1	—	—%
Depreciation and amortization	11	12	(1)	(8.3)%	12	16	(4)	(25.0)%
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
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating loss decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	a decrease in net periodic benefit cost of $218 million, primarily recorded to SG&A expenses; and

•	lower functional spending and incentive compensation costs of $41 million;
partially offset by:

•	higher project spending related to our European headquarters.
Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2015 compared to the same period in 2014 primarily due to:

•	a $29 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014, which did not recur in the current year.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating profit decreased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	an increase in net periodic benefit cost of $454 million, primarily recorded to SG&A expenses;

•	higher functional and project spending of $43 million; and

•	higher incentive compensation costs of $25 million due to exceeding internal profitability targets.
Equity in net earnings (loss) of affiliates increased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to:

•	a $29 million gain resulting from restructuring the debt of a subsidiary of InfraServ GmbH & Co. Hoechst KG during the three months ended June 30, 2014.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of December 31, 2015 we have $550 million available for borrowing under our revolving credit facility to assist, if required, in meeting our working capital needs and other contractual obligations. During the year ended December 31, 2015, we had net borrowings of $350 million under our revolving credit facility primarily to fund $420 million in repurchases of our Series A common stock, par value $0.0001 per share ("Common Stock").
While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, in 2016. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.
Total cash outflows for capital expenditures are expected to be in the range of $250 million to $300 million in 2016 primarily due to additional investments in growth opportunities in our Industrial Specialties segment.
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
Cash Flows
Cash and cash equivalents as of December 31, 2015 were $967 million, an increase of $187 million from December 31, 2014. As of December 31, 2015, $923 million of the $967 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no contemplated cash distributions that will result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not provided any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Net cash provided by operating activities decreased $100 million to $862 million for the year ended December 31, 2015 compared to $962 million for the same period in 2014. Net cash provided by operations for the year ended December 31, 2015 decreased primarily due to:

•	a decrease in net earnings;
partially offset by:

•	a decrease in pension and postretirement benefit plan contributions of $160 million.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Cash flow provided by operating activities increased by $200 million for the year ended December 31, 2014 compared to the same period in 2013, with operating cash inflows increasing from $762 million to $962 million. Cash flow provided by operations for the year ended December 31, 2014 increased primarily due to:

•	stronger earnings performance;

•	an increase in value-added tax refunds of $87 million; and

•	a $23 million increase in dividends received from our cellulose derivatives ventures;

partially offset by:

•	an increase of $127 million in pension plan and other postretirement benefit plan contributions; and

•	a $70 million increase in cash taxes paid.
Trade working capital is calculated as follows:

	As of December 31,
	2015	2014	2013
	(In $ millions)
Trade receivables - third party and affiliates	706	801	867
Inventories	682	782	804
Trade payables - third party and affiliates	(587)	(757)	(799)
Trade working capital	801	826	872

•	Net Cash Provided by (Used in) Investing Activities
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Net cash used in investing activities decreased $147 million to $558 million for the year ended December 31, 2015 compared to $705 million for the same period in 2014, primarily due to:

•	capital expenditures relating to Fairway of $288 million, $136 million lower than in the same period in 2014.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Net cash used in investing activities increased $283 million to $705 million for the year ended December 31, 2014 compared to $422 million for the year ended December 31, 2013, respectively. Cash outflows were primarily for:

•	capital expenditures of $424 million and $93 million for the years ended December 31, 2014 and 2013, respectively, relating to Fairway;

•
capital expenditures of $254 million and $277 million for the years ended December 31, 2014 and 2013, respectively, primarily related to capacity expansions and major investments to reduce future operating costs and improve plant reliability, as well as environmental and health and safety initiatives; and

•	the $10 million acquisition of substantially all of the assets of Cool Polymers, Inc. during the year ended December 31, 2014.

•	Net Cash Provided by (Used in) Financing Activities
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Net cash used in financing activities decreased $349 million to $66 million for the year ended December 31, 2015 compared to $415 million for the year ended December 31, 2014. The decrease in cash used in financing activities is primarily due to:

•	an increase in net borrowings on short-term debt of $385 million, primarily as a result of borrowing under our revolving credit facility to fund repurchases of our Common Stock; and

•
a decrease in net repayments of long-term debt of $215 million as a result of redeeming our $600 million 6.625% senior unsecured notes due 2018 during the year ended December 31, 2014, which did not recur in the current year;

partially offset by:

•	an increase of $170 million in share repurchases of our Common Stock;

•	a decrease of $50 million in contributions received from Mitsui in exchange for ownership in Fairway; and

•	higher Common Stock dividends of $30 million due to a 39% and 20% increase in quarterly cash dividends beginning May 2014 and May 2015, respectively.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Net cash used in financing activities increased $89 million to $415 million for the year ended December 31, 2014 compared to $326 million for the year ended December 31, 2013. The increase in cash used in financing activities is primarily due to:

•	an increase in net repayments on short-term borrowings and long-term debt of $196 million primarily as a result of redeeming our $600 million 6.625% senior unsecured notes due 2018;

•	an increase in stock repurchase transactions of $86 million; and

•	higher Common Stock cash dividends of $61 million. During the year ended December 31, 2014, we increased our Common Stock quarterly cash dividend rate from $0.18 to $0.25 per share;
partially offset by:

•	proceeds from an offering of €300 million 3.250% senior unsecured notes due 2019; and

•	contributions of $264 million received from Mitsui during the year ended December 31, 2014 in exchange for ownership in Fairway.

In addition, exchange rates had unfavorable impacts of $51 million and $46 million on cash and cash equivalents for the years ended December 31, 2015 and 2014, respectively, and a favorable impact of $11 million for the year ended December 31, 2013.
Debt and Other Obligations
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
In October 2014, Celanese US redeemed its $600 million 6.625% senior unsecured notes due 2018 ("6.625% Notes") at a redemption price of 103.313% of the face amount for a total principal and premium payment of $620 million plus accrued interest of $20 million. Proceeds from the issuance of the 3.250% Notes were used to partially fund the redemption of the 6.625% Notes, as well as cash on hand. We recorded a loss on extinguishment of the 6.625% Notes of $24 million for the year ended December 31, 2014, which included the redemption premium of $20 million and accelerated amortization of deferred financing costs of $4 million.

•	Senior Credit Facilities
In September 2014, Celanese US, Celanese and certain of the domestic subsidiaries of Celanese US entered into an amendment agreement with the lenders under Celanese US's existing senior secured credit facilities in order to amend and restate the amended credit agreement dated September 16, 2013 (as amended and restated by the 2014 amendment agreement, the "Amended Credit Agreement"). Under the Amended Credit Agreement, all of the US dollar denominated Term C-2 term loans and all but €28 million of the Euro-denominated Term C-2 term loans under the 2013 amended credit agreement were converted into, or refinanced by, the Term C-3 loan facility with an extended maturity date of October 2018. The non-extended portions of the Term C-2 loan facility continue to have a maturity date of October 2016. In addition, the maturity date of our revolving credit facility was extended to October 2018 and the facility was increased to $900 million. Accordingly, the Amended Credit Agreement consists of the Term C-2 loan facility, the Term C-3 loan facility and a $900 million revolving credit facility. We borrowed $550 million and repaid $200 million during the year ended December 31, 2015. Borrowings were primarily used to fund repurchases of our Common Stock.
As of December 31, 2015, the margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR") and the margin for borrowings under the Term C-3 loan facility was 2.25% above London Interbank Offered Rate ("LIBOR") (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable. As of December 31, 2015, the margin for borrowings under the revolving credit facility was 1.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the corporate credit ratings of Celanese or Celanese US.
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
Our first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of December 31, 2015
Maximum	Estimate	Estimate, if Fully Drawn
3.90	0.92	1.30
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
We are in compliance with all of the covenants related to our debt agreements as of December 31, 2015.

•	Accounts Receivable Securitization Facility
As of December 31, 2015, the maximum borrowing base under our US accounts receivable securitization facility was $120 million. The US accounts receivable securitization facility purchase agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. All of the transferred assets have been pledged to the administrator of the US accounts receivable securitization facility in support of its obligations under the purchase agreement. During the year ended December 31, 2015, we increased borrowings outstanding under the accounts receivable securitization facility by $20 million. As of December 31, 2015, the outstanding amount of accounts receivable transferred under our US accounts receivable securitization facility was $131 million.
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
On February 4, 2016, we declared a quarterly cash dividend of $0.30 per share on our Common Stock amounting to $44 million. The cash dividend is for the period from November 1, 2015 to January 31, 2016 and will be paid on February 26, 2016 to holders of record as of February 16, 2016. Cash dividends to be paid in 2016 are expected to be slightly higher than the cash dividends paid in 2015 based on the number of outstanding shares as of December 31, 2015 and a quarterly cash dividend rate of $0.30.
Our Board of Directors has authorized the aggregate repurchase of $2.4 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2015, we spent $420 million on repurchased shares of our Common Stock. As of December 31, 2015, we had $1.0 billion remaining under authorizations by our Board of Directors.
See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.
Contractual Debt and Cash Obligations
The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2015.

			Payments due by period
	Total		Less Than 1 Year	Years 2 & 3	Years 4 & 5	After 5 Years
	(In $ millions)
Fixed Contractual Debt Obligations
Senior notes	1,227		—	—	327	900
Term C-2 loan facility	30		30	—	—	—
Term C-3 loan facility	878		9	869	—	—
Interest payments on debt and other obligations	719	(1)	122	233	162	202
Capital lease obligations	238		17	41	52	128
Other debt	626	(2)	457	—	—	169
Total	3,718		635	1,143	541	1,399
Operating leases	294		66	77	54	97
Uncertain tax positions, including interest and penalties	167		—	—	—	167	(3)
Unconditional purchase obligations	2,954	(4)	644	840	616	854
Pension and other postretirement funding obligations	673	(5)	28	122	197	326
Environmental and asset retirement obligations	114		21	38	19	36
Total	7,920		1,394	2,220	1,427	2,879
______________________________

(1)	Future interest expense is calculated using the rate in effect on December 31, 2015.

(2)
Other debt is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies, our revolving credit facility, our accounts receivable securitization facility and other bank obligations.

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

(5)	Excludes expected payments from nonqualified trusts related to nonqualified pension plans of $196 million.
Contractual Guarantees and Commitments
As of December 31, 2015, we have standby letters of credit of $59 million and bank guarantees of $6 million outstanding, which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements.
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
In performing a quantitative analysis, recoverability of goodwill for each reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in assessing impairment in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. We may engage third-party valuation consultants to assist with this process. The valuation consultants assess fair value by equally weighting a combination of two market approaches (market multiple analysis and comparable transaction analysis) and the discounted cash flow approach. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying amount, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying amount. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.
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
Recoverability of Long-Lived and Amortizable Intangible Assets
We assess the recoverability of long-lived and amortizable intangible assets whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. To assess the recoverability of long-lived and amortizable intangible assets we compare the carrying amount of the asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. Long-lived and amortizable intangible assets are tested for recognition and measurement of an impairment loss at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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
We regularly review our deferred tax assets for recoverability and establish a valuation allowance as needed. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature, and expected timing of reversal of taxable temporary differences is given little weight unless the reversal of taxable and deductible temporary differences coincide. Valuation allowances are established primarily on net operating loss carryforwards and other deferred tax assets in the US, Luxembourg, Spain, China, Singapore, the United Kingdom, Canada and France. We have appropriately reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.
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

The estimated change in pension and postretirement net periodic benefit cost that would occur in 2016 from a change in the indicated assumptions are as follows:

	Change in Rate	Impact on Net Periodic Benefit Cost
		(In $ millions)
US Pension Benefits
Decrease in the discount rate	0.50%	(9)
Decrease in the long-term expected rate of return on plan assets(1)	0.50%	10
US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
Non-US Pension Benefits
Decrease in the discount rate	0.50%	(1)
Decrease in the long-term expected rate of return on plan assets	0.50%	2
Non-US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
______________________________

(1)	Excludes nonqualified pension plans.

•	Accounting for Commitments and Contingencies
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
Recent Accounting Pronouncements
See Note 3 - Recent Accounting Pronouncements in the accompanying consolidated financial statements for information regarding recent accounting pronouncements.
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
As of December 31, 2015, we had $1.1 billion, €176 million and CNY234 million of variable rate debt and US dollar interest rate swap agreements with a notional value of $500 million that expired January 2, 2016. These interest rate swap agreements had the economic effect of modifying the US dollar variable rate obligations into fixed interest obligations.

•	Foreign Currency Forwards and Swaps
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the US dollar. Fluctuations in the value of these currencies against the US dollar can have a direct and material impact on the business and financial results. For example, a decline in the value of the Euro versus the US dollar results in a decline in the US dollar value of our sales and earnings denominated in Euros due to translation effects. Likewise, an increase in the value of the Euro versus the US dollar would result in an opposite effect. We estimate that a one cent Euro/US dollar change in the exchange rate would impact our earnings by $5 million annually.
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

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(Unaudited) (In $ millions, except per share data)
Net sales	1,450	1,477	1,413	1,334
Gross profit	381	375	303	259
Other (charges) gains, net	(5)	(10)	(4)	(332)	(1)
Operating profit (loss)	257	188	186	(305)	(2)
Earnings (loss) from continuing operations before tax	306	227	225	(270)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	236	207	161	(298)
Earnings (loss) from discontinued operations	—	(2)	—	—
Net earnings (loss)	236	205	161	(298)
Net earnings (loss) per share — basic	1.54	1.34	1.07	(2.03)
Net earnings (loss) per share — diluted	1.53	1.33	1.07	(2.03)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited) (In $ millions, except per share data)
Net sales	1,705	1,769	1,769	1,559
Gross profit	378	408	436	394
Other (charges) gains, net	(1)	2	20	(6)
Operating profit (loss)	243	259	310	(54)	(2)
Earnings (loss) from continuing operations before tax	273	352	347	(31)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	196	259	258	(82)
Earnings (loss) from discontinued operations	—	—	(5)	(2)
Net earnings (loss)	196	259	253	(84)
Net earnings (loss) per share — basic	1.25	1.66	1.64	(0.55)
Net earnings (loss) per share — diluted	1.25	1.66	1.63	(0.55)
______________________________

(1)
Includes $174 million recorded in connection with terminating our existing agreement with a raw materials supplier in Singapore in December 2015, and $123 million of long-lived impairment losses to fully write-off certain ethanol related assets at our acetyl facility in Nanjing, China. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information.

(2)
Includes $126 million and $349 million of net actuarial losses related to defined benefit pension, other postretirement and postemployment obligations in 2015 and 2014, respectively. See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2015, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celanese Corporation:
We have audited Celanese Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 5, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 5, 2016

Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the sections captioned "Governance - Item 1: Election of Directors," "Governance" and "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2016 Proxy Statement"). Information about executive officers of the Company is contained in Part I of this Annual Report.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the subsections of "Executive Compensation" captioned "Compensation Discussion and Analysis," "Risk Assessment," "Compensation and Management Development Committee Report," "Compensation Committee Interlocks and Insider Participation" and "Compensation Tables" of the 2016 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned "Stock Ownership - Principal Stockholders and Beneficial Owners" of the 2016 Proxy Statement.
Equity Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plans
The following information is provided as of December 31, 2015 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,736,369	(1)	$37.60	20,894,686	(2)
Equity compensation plans not approved by security holders(3)	94,500		$31.25	—
Total	2,830,869			20,894,686
___________________________

(1)
Includes 2,581,706 restricted stock units ("RSUs") granted under the Celanese Corporation 2009 Global Incentive Plan, as amended and restated April 19, 2012 (the "2009 Plan"), including shares that may be issued pursuant to outstanding performance-based RSUs, assuming currently estimated maximum potential performance; actual shares may vary, depending on actual performance. If the performance-based RSUs included in this total vest at the target performance level (as opposed to the maximum potential performance), the aggregate awards outstanding would be 1,505,242.

Upon vesting, a share of the Company's Series A common stock, par value $0.0001 per share ("Common Stock"), is issued for each restricted stock unit. Column (b) does not take these awards into account because they do not have an exercise price.

(2)
Includes shares available for future issuance under the Celanese Corporation 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 (the "ESPP"). As of December 31, 2015, an aggregate of 13,944,760 shares of our Common Stock were available for future issuance under the ESPP. Beginning January 1, 2015, eligible US employees could purchase shares of our Common Stock under the ESPP. As of December 31, 2015, 55,240 shares have been offered for purchase under the ESPP.

(3)
The stock options to be issued under plans not approved by stockholders relate to the Celanese Corporation 2004 Stock Incentive Plan (the "2004 Plan"), which is our former broad-based stock incentive plan for executive officers, key employees and directors. No further awards were made pursuant to the 2004 Plan upon stockholder approval of the 2009 Plan in April 2009. Additionally, there are 35,289 shares of phantom stock for compensation for director services deferred by certain of our non-employee directors under the 2008 Deferred Compensation Plan, which are not reflected in column (a). Each share of phantom stock represents the right to receive one share of Common Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned "Governance — Director Independence" and "Governance — Certain Relationships and Related Person Transactions" of the 2016 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the section captioned "Audit Matters — Item 3: Ratification of Independent Registered Public Accounting Firm" of the 2016 Proxy Statement.
PART IV
Item 15.  Exhibits, Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 67 of this Annual Report on Form 10-K.
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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Name:	Mark C. Rohr
Title:	Chairman of the Board of Directors and Chief Executive Officer

Date:	February 5, 2016
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher W. Jensen his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK C. ROHR	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 5, 2016
Mark C. Rohr

/s/ CHRISTOPHER W. JENSEN	Senior Vice President, Finance (Principal Accounting Officer) and Chief Financial Officer (Principal Financial Officer)	February 5, 2016
Christopher W. Jensen

/s/ JAMES E. BARLETT	Director	February 5, 2016
James E. Barlett

/s/ JEAN S. BLACKWELL	Director	February 5, 2016
Jean S. Blackwell

/s/ WILLIAM M. BROWN	Director	February 5, 2016
William M. Brown

/s/ EDWARD G. GALANTE	Director	February 5, 2016
Edward G. Galante

/s/ KATHRYN M. HILL	Director	February 5, 2016
Kathryn M. Hill

Signature	Title	Date

/s/ DAVID F. HOFFMEISTER	Director	February 5, 2016
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 5, 2016
Jay V. Ihlenfeld

/s/ FARAH M. WALTERS	Director	February 5, 2016
Farah M. Walters

/s/ JOHN K. WULFF	Director	February 5, 2016
John K. Wulff

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celanese Corporation:

We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 5, 2016

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In $ millions, except share and per share data)
Net sales	5,674	6,802	6,510
Cost of sales	(4,356)	(5,186)	(5,145)
Gross profit	1,318	1,616	1,365
Selling, general and administrative expenses	(506)	(758)	(311)
Amortization of intangible assets	(11)	(20)	(32)
Research and development expenses	(119)	(86)	(85)
Other (charges) gains, net	(351)	15	(158)
Foreign exchange gain (loss), net	4	(2)	(6)
Gain (loss) on disposition of businesses and assets, net	(9)	(7)	735
Operating profit (loss)	326	758	1,508
Equity in net earnings (loss) of affiliates	181	246	180
Interest expense	(119)	(147)	(172)
Refinancing expense	—	(29)	(1)
Interest income	1	1	1
Dividend income - cost investments	107	116	93
Other income (expense), net	(8)	(4)	—
Earnings (loss) from continuing operations before tax	488	941	1,609
Income tax (provision) benefit	(201)	(314)	(508)
Earnings (loss) from continuing operations	287	627	1,101
Earnings (loss) from operation of discontinued operations	(3)	(11)	—
Gain (loss) on disposition of discontinued operations	—	—	—
Income tax (provision) benefit from discontinued operations	1	4	—
Earnings (loss) from discontinued operations	(2)	(7)	—
Net earnings (loss)	285	620	1,101
Net (earnings) loss attributable to noncontrolling interests	19	4	—
Net earnings (loss) attributable to Celanese Corporation	304	624	1,101
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	306	631	1,101
Earnings (loss) from discontinued operations	(2)	(7)	—
Net earnings (loss)	304	624	1,101
Earnings (loss) per common share - basic
Continuing operations	2.03	4.07	6.93
Discontinued operations	(0.01)	(0.04)	—
Net earnings (loss) - basic	2.02	4.03	6.93
Earnings (loss) per common share - diluted
Continuing operations	2.01	4.04	6.91
Discontinued operations	(0.01)	(0.04)	—
Net earnings (loss) - diluted	2.00	4.00	6.91
Weighted average shares - basic	150,838,050	155,012,370	158,801,150
Weighted average shares - diluted	152,287,955	156,166,993	159,334,219

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Net earnings (loss)	285	620	1,101
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	1	1
Foreign currency translation	(188)	(148)	20
Gain (loss) on cash flow hedges	2	40	6
Pension and postretirement benefits	3	(54)	58
Total other comprehensive income (loss), net of tax	(183)	(161)	85
Total comprehensive income (loss), net of tax	102	459	1,186
Comprehensive (income) loss attributable to noncontrolling interests	19	4	—
Comprehensive income (loss) attributable to Celanese Corporation	121	463	1,186

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2015: $7; 2014: $1)	967	780
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2015: $6; 2014: $9; variable interest entity restricted - 2015: $6; 2014: $0)	706	801
Non-trade receivables, net	285	241
Inventories	682	782
Deferred income taxes	68	29
Marketable securities, at fair value	30	32
Other assets	49	33
Total current assets	2,787	2,698
Investments in affiliates	838	876
Property, plant and equipment (net of accumulated depreciation - 2015: $2,039; 2014: $1,816; variable interest entity restricted - 2015: $772; 2014: $530)	3,609	3,733
Deferred income taxes	222	253
Other assets (variable interest entity restricted - 2015: $13; 2014: $29)	300	355
Goodwill	705	749
Intangible assets, net (variable interest entity restricted - 2015: $27; 2014: $0)	125	132
Total assets	8,586	8,796
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	513	137
Trade payables - third party and affiliates	587	757
Other liabilities	330	432
Deferred income taxes	30	7
Income taxes payable	90	5
Total current liabilities	1,550	1,338
Long-term debt, net of unamortized deferred financing costs	2,468	2,586
Deferred income taxes	136	141
Uncertain tax positions	167	159
Benefit obligations	1,189	1,211
Other liabilities	247	283
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2015 and 2014: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2015: 166,698,787 issued and 146,782,297 outstanding; 2014: 166,169,335 issued and 152,902,710 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2015 and 2014: 0 issued and outstanding)	—	—
Treasury stock, at cost (2015: 19,916,490 shares; 2014: 13,266,625 shares)	(1,031)	(611)
Additional paid-in capital	136	103
Retained earnings	3,621	3,491
Accumulated other comprehensive income (loss), net	(348)	(165)
Total Celanese Corporation stockholders' equity	2,378	2,818
Noncontrolling interests	451	260
Total equity	2,829	3,078
Total liabilities and equity	8,586	8,796

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	152,902,710	—	156,939,828	—	159,642,401	—
Stock option exercises	94,147	—	202,121	—	283,682	—
Purchases of treasury stock	(6,649,865)	—	(4,338,488)	—	(3,192,201)	—
Stock awards	435,305	—	99,249	—	205,946	—
Balance as of the end of the period	146,782,297	—	152,902,710	—	156,939,828	—
Treasury Stock
Balance as of the beginning of the period	13,266,625	(611)	8,928,137	(361)	23,986,836	(905)
Purchases of treasury stock, including related fees	6,649,865	(420)	4,338,488	(250)	3,192,201	(164)
Retirement of treasury stock	—	—	—	—	(18,250,900)	708
Balance as of the end of the period	19,916,490	(1,031)	13,266,625	(611)	8,928,137	(361)
Additional Paid-In Capital
Balance as of the beginning of the period		103		53		731
Retirement of treasury stock		—		—		(708)
Stock-based compensation, net of tax		28		43		19
Stock option exercises, net of tax		5		7		11
Balance as of the end of the period		136		103		53
Retained Earnings
Balance as of the beginning of the period		3,491		3,011		1,993
Net earnings (loss) attributable to Celanese Corporation		304		624		1,101
Series A common stock dividends		(174)		(144)		(83)
Balance as of the end of the period		3,621		3,491		3,011
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(165)		(4)		(89)
Other comprehensive income (loss), net of tax		(183)		(161)		85
Balance as of the end of the period		(348)		(165)		(4)
Total Celanese Corporation stockholders' equity		2,378		2,818		2,699
Noncontrolling Interests
Balance as of the beginning of the period		260		—		—
Net earnings (loss) attributable to noncontrolling interests		(19)		(4)		—
Contributions from noncontrolling interests		210		264		—
Balance as of the end of the period		451		260		—
Total equity		2,829		3,078		2,699

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Operating Activities
Net earnings (loss)	285	620	1,101
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	126	—	81
Depreciation, amortization and accretion	363	298	319
Pension and postretirement net periodic benefit cost	(52)	(113)	(35)
Pension and postretirement contributions	(63)	(223)	(96)
Actuarial (gain) loss on pension and postretirement plans	127	350	(104)
Pension curtailments and settlements, net	(3)	(78)	(52)
Deferred income taxes, net	42	124	344
(Gain) loss on disposition of businesses and assets, net	8	8	(737)
Stock-based compensation	40	46	24
Undistributed earnings in unconsolidated affiliates	(5)	(98)	(39)
Other, net	7	24	13
Operating cash provided by (used in) discontinued operations	(2)	(5)	(4)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	61	23	(23)
Inventories	62	(15)	(81)
Other assets	(17)	20	(110)
Trade payables - third party and affiliates	(111)	(13)	109
Other liabilities	(6)	(6)	52
Net cash provided by (used in) operating activities	862	962	762
Investing Activities
Capital expenditures on property, plant and equipment	(232)	(254)	(277)
Acquisitions, net of cash acquired	(6)	(10)	—
Proceeds from sale of businesses and assets, net	4	—	13
Capital expenditures related to Kelsterbach plant relocation	—	—	(7)
Capital expenditures related to Fairway Methanol LLC	(288)	(424)	(93)
Other, net	(36)	(17)	(58)
Net cash provided by (used in) investing activities	(558)	(705)	(422)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	350	(9)	(11)
Proceeds from short-term borrowings	80	62	177
Repayments of short-term borrowings	(83)	(91)	(123)
Proceeds from long-term debt	—	387	74
Repayments of long-term debt	(24)	(626)	(198)
Purchases of treasury stock, including related fees	(420)	(250)	(164)
Stock option exercises	3	5	9
Series A common stock dividends	(174)	(144)	(83)
Contributions from noncontrolling interests	214	264	—
Other, net	(12)	(13)	(7)
Net cash provided by (used in) financing activities	(66)	(415)	(326)
Exchange rate effects on cash and cash equivalents	(51)	(46)	11
Net increase (decrease) in cash and cash equivalents	187	(204)	25
Cash and cash equivalents as of beginning of period	780	984	959
Cash and cash equivalents as of end of period	967	780	984
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

Fair Value Measurements
The Company determines fair value based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers assumptions that market participants would use when pricing the asset or liability. Market participant assumptions are categorized by a three-tiered fair value hierarchy which prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Valuations for fund investments, such as common/collective trusts, registered investment companies and short-term investment funds, which do not have readily determinable fair values, are typically estimated using a net asset value provided by a third party as a practical expedient.
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
The Company assesses the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. The Company calculates the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the asset group, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections involve significant judgment and are based on management's estimate of current and forecasted market conditions and cost structure. Impairment losses are generally recorded to Other (charges) gains, net in the consolidated statements of operations.
Goodwill and Intangible Assets, Net
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill and indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property, plant and equipment. Impairment losses are generally recorded to Other (charges) gains, net in the consolidated statements of operations.

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
Prior to March 2015, the Company used cross-currency swap contracts to hedge its exposure to foreign currency exchange rate risk associated with certain intercompany loans. Under the terms of the contracts, the Company would have exchanged Euro fixed interest for US dollar fixed interest and at maturity would have exchanged Euro notional values for US dollar notional values. The terms of the contracts corresponded to the related hedged intercompany loans. The cross-currency swap contracts were designated as cash flow hedges. Accordingly, the effective portion of the unrealized gains and losses on the contracts was included in gain (loss) from cash flow hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses were reclassified to Interest expense in the consolidated statements of operations over the period that the hedged loans affected earnings. The Euro notional values were marked-to-market based on the current spot rate and gains and losses from remeasurement of the Euro notional values, as well as the foreign exchange impact on the intercompany loans, were included in Other income (expense), net in the consolidated statements of operations. In March 2015, the Company settled its cross-currency swap agreements.

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
Asset Retirement Obligations
Periodically, the Company will conclude a site no longer has an indeterminate life based on long-lived asset impairment triggering events and decisions made by the Company. Accordingly, the Company will record asset retirement obligations associated with such sites. To measure the fair value of the asset retirement obligations, the Company will use the expected present value technique, which is classified as a Level 3 fair value measurement. The expected present value technique uses a set of cash flows that represent the probability-weighted average of all possible cash flows based on the Company's judgment. The Company uses the following inputs to determine the fair value of the asset retirement obligations based on the Company's experience with fulfilling obligations of this type and the Company's knowledge of market conditions: (a) labor costs; (b) allocation of overhead costs; (c) profit on labor and overhead costs; (d) effect of inflation on estimated costs and profits; (e) risk premium for bearing the uncertainty inherent in cash flows, other than inflation; (f) time value of money represented by the risk-free interest rate commensurate with the timing of the associated cash flows; and (g) nonperformance risk relating to the liability, which includes the Company's own credit risk. The asset retirement obligations are accreted to their undiscounted values until the time at which they are expected to be settled.
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
Deferred Financing Costs
Deferred financing costs are amortized using a method that approximates the effective interest rate method over the term of the related debt into Interest expense in the consolidated statements of operations. Upon the extinguishment of the related debt, any unamortized deferred financing costs are immediately expensed and included in Refinancing expense in the consolidated statements of operations. Upon the modification of the related debt, a portion of unamortized deferred financing costs may be immediately expensed and included in Refinancing expense in the consolidated statements of operations. Direct costs of refinancing activities are immediately expensed and included in Refinancing expense in the consolidated statements of operations.
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
The Company applies the long-term expected rate of return to the fair value of plan assets and immediately recognizes in operating results the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured. Events requiring a plan remeasurement will be recognized in the quarter in which such remeasurement event occurs. The remaining components of pension and other postretirement plan net periodic benefit costs are recorded on a quarterly basis.
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
For some matters, the Company is unable, at this time, to estimate its Possible Loss that is reasonably possible of occurring. Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the more difficult it is for the Company to estimate the Possible Loss that is reasonably possible the Company could incur. The Company may disclose certain information related to a plaintiff's claim against the Company alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible or probable loss. Some of the Company's exposure in legal matters may be offset by applicable insurance coverage. The Company does not consider the possible availability of insurance coverage in determining the amounts of any accruals or any estimates of Possible Loss. Thus, the Company's exposure and ultimate losses may be higher or lower, and possibly materially so, than the Company's litigation accruals and estimates of Possible Loss.
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
The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. Stock option awards are granted with an exercise price equal to the average of the high and low price of the Company's Series A common stock, par value $0.0001 per share ("Common Stock") on the grant date. Options issued under the 2009 Global Incentive Plan ("2009 GIP") have a term of seven years and vest on a graded basis over either three or four years. The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on the Company's historical volatilities. When establishing the expected life assumptions, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. The estimated fair value of the Company's stock option awards less expected forfeitures is recognized over the vesting period of the respective grant on a straight-line basis.
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
The number of performance-based RSUs that ultimately vest is dependent on the achievement of internal profitability targets (performance condition). Based on the achievement of internal profitability targets, the ultimate number of shares of the Company's Common Stock issued will range from zero to stretch, with stretch defined individually under each award, net of shares used to cover minimum statutory personal income taxes withheld. Performance-based RSUs are canceled to the extent actual results do not meet minimum internal profitability measures, as defined individually under each award.
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
3. Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 applies to inventory that is measured using the FIFO or average cost method and requires measurement of that inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) ("ASU 2015-07"). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, such disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt ASU 2015-07 in accordance with the FASB's disclosure simplification initiatives.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 require retrospective application and represent a change in accounting principle. The Company elected to early adopt ASU 2015-03 for the year ended December 31, 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $22 million of unamortized debt issuance costs from Other noncurrent assets to a reduction of Long-term debt in the consolidated balance sheet as of December 31, 2014. Unamortized debt issuance costs of $18 million were recorded as a reduction to Long-term debt in the consolidated balance sheet as of December 31, 2015. Unamortized debt issuance costs related to the Company's revolving credit and accounts receivable securitization facilities are included in Other noncurrent assets in the consolidated balance sheets. The adoption of ASU 2015-03 did not have an impact on the Company's consolidated statements of operations or consolidated statements of cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standards, but not before original effective date for fiscal years beginning after December 15, 2016. The Company is currently assessing the potential impact of adopting ASU 2014-09 on its financial statements and related disclosures.
4. Acquisitions, Dispositions and Plant Closures
Acquisitions
In October 2014, the Company completed the acquisition of substantially all of the assets of Cool Polymers, Inc., including CoolPoly®, a portfolio of thermally conductive polymers for cash plus contingent consideration (Note 25), to support the strategic growth of the Company's engineered materials business. The acquired operations are included in the Company's Advanced Engineered Materials segment.
Pro forma financial information since the respective acquisition date has not been provided as the acquisition did not have a material impact on the Company's financial information. The Company allocated the purchase price of the acquisition to identifiable assets based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill (Note 2 and Note 11).
Plant Closures

•	Lanaken, Belgium

On April 22, 2015, the Company announced its intention to consult with employee representatives on a potential 50% capacity reduction at its acetate tow facility in Lanaken, Belgium. On December 1, 2015, the Company announced it had completed the consultation process pursuant to which the Company ceased 50% of manufacturing operations in December 2015. The Lanaken, Belgium operations are included in the Company's Consumer Specialties segment.
The exit costs and plant shutdown costs related to the capacity reduction at the Lanaken facility (Note 18) are as follows:

Year Ended December 31,
2015
(In $ millions)
Employee termination benefits(1)	(24)
Accelerated depreciation	(10)
Total	(34)
______________________________

(1)	Included in Other (charges) gains, net in the consolidated statements of operations.

•	Tarragona, Spain
In March 2015, the Company launched a sale process for its conventional and vinyl acetate ethylene ("VAE") emulsions facilities in Tarragona, Spain. On December 4, 2015, the Company announced the sale of its conventional emulsions production facility. The Company was unable to find a credible buyer for the VAE emulsions facility, resulting in its closure. The Company completed the information and consultation process with employee representatives pursuant to which the Company ceased all manufacturing operations at the VAE emulsions facility. The Tarragona, Spain operations are included in the Company's Industrial Specialties segment.
The exit costs and plant shutdown costs related to the closure of the Tarragona VAE facility and the sale of the conventional facility (Note 18) are as follows:

Year Ended December 31,
2015
(In $ millions)
Employee termination benefits(1)	(6)
Asset impairments(1)	(1)
Accelerated depreciation	(9)
Total	(16)
______________________________

(1)	Included in Other (charges) gains, net in the consolidated statements of operations.

•	Meredosia, Illinois
On December 15, 2015, the Company ceased operation of its VAE emulsions facility in Meredosia, Illinois. The Meredosia, Illinois operations are included in the Company's Industrial Specialties segment.
The exit costs and plant shutdown costs related to the closure of the Meredosia, Illinois VAE facility (Note 18) are as follows:

Year Ended December 31,
2015
(In $ millions)
Employee termination benefits(1)	(1)
Asset impairments(1)	(1)
Accelerated depreciation	(19)
Other	(1)
Total	(22)
______________________________

(1)	Included in Other (charges) gains, net in the consolidated statements of operations.
During the year ended December 31, 2015, the Company also recorded $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at the Company's ethanol technology development unit in Clear Lake, Texas. The accelerated depreciation is included in Research and development expenses in the consolidated statements of operations and is included in the Company's Acetyl Intermediates segment.
Plant Relocation
In November 2006, the Company finalized a settlement agreement with the Frankfurt, Germany Airport ("Fraport") that required the Company to cease operations at its Kelsterbach, Germany POM site and sell the site, including land and buildings, to Fraport, resolving several years of legal disputes related to the planned Fraport expansion. Upon completion of certain activities as specified in the settlement agreement, title to the land and buildings transferred to Fraport during the three months ended December 31, 2013, and deferred proceeds of €651 million were recognized in Gain (loss) on disposition of businesses and assets, net in the consolidated statements of operations. The activity was included in the Company's Advanced Engineered Materials segment.
5. Ventures and Variable Interest Entities
Consolidated Variable Interest Entities
In February 2014, the Company formed a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns a 50% interest, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The methanol unit utilizes natural gas in the US Gulf Coast region as a feedstock and benefits from the existing infrastructure at the Company's Clear Lake facility. Both Mitsui and the Company supply their own natural gas to Fairway in exchange for methanol tolling under a cost-plus off-take arrangement. The methanol facility has an annual capacity of 1.3 million tons. Fairway began production in October 2015.
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

The carrying amount of the assets and liabilities associated with Fairway included in the consolidated balance sheets are as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Cash and cash equivalents	7	1
Trade receivables, net - third party & affiliate	12	—
Property, plant and equipment (net of accumulated depreciation - 2015: $10)	772	530
Intangible assets (net of accumulated amortization - 2015: $0)	27	—
Other assets	13	29
Total assets(1)	831	560

Trade payables	9	—
Current liabilities(2)	5	40
Long-term debt	5	—
Deferred income taxes	2	—
Total liabilities	21	40
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2015 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Property, plant and equipment, net	73	96

Trade payables	47	43
Current installments of long-term debt	10	9
Long-term debt	109	125
Total liabilities	166	177

Maximum exposure to loss	268	291
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

6. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 15) as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Amortized cost	30	32
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	30	32
7. Receivables, Net

	As of December 31,
	2015	2014
	(In $ millions)
Trade receivables - third party and affiliates	712	810
Allowance for doubtful accounts - third party and affiliates	(6)	(9)
Trade receivables - third party and affiliates, net	706	801

	As of December 31,
	2015	2014
	(In $ millions)
Non-income taxes receivable	121	99
Reinsurance receivables	18	20
Income taxes receivable	79	50
Other	67	72
Non-trade receivables, net	285	241
8. Inventories

	As of December 31,
	2015	2014
	(In $ millions)
Finished goods	498	579
Work-in-process	43	53
Raw materials and supplies	141	150
Total	682	782
9. Investments in Affiliates
Entities in which the Company has an investment accounted for under the cost or equity method of accounting are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.

Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2013	2015	2014	2013
	(In percentages)		(In $ millions)
Advanced Engineered Materials
Ibn Sina	25	25	87	97	88	115	111	(98)	(85)	(97)
Fortron Industries LLC	50	50	100	97	11	9	8	(8)	(7)	(5)
Korea Engineering Plastics Co., Ltd.	50	50	127	134	16	10	15	(10)	(16)	(19)
Polyplastics Co., Ltd.	45	45	168	166	35	27	14	(20)	(3)	—
Other Activities(1)
InfraServ GmbH & Co. Gendorf KG	39	39	37	39	7	9	10	(5)	(7)	(6)
InfraServ GmbH & Co. Hoechst KG(2)	32	32	147	174	21	72	17	(32)	(26)	(9)
InfraServ GmbH & Co. Knapsack KG	27	27	18	20	4	4	4	(3)	(4)	(5)
Consumer Specialties
Sherbrooke Capital Health and Wellness, L.P.(3)	10	10	3	4	(1)	—	1	—	—	—
Total			687	731	181	246	180	(176)	(148)	(141)
______________________________

(1)
InfraServ real estate service companies ("InfraServ Entities") own and operate sites in Frankfurt am Main-Hoechst, Gendorf and Knapsack, Germany. The InfraServ Entities were created to own land and property and to provide various technical and administrative services at these manufacturing locations.

(2)
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

(3)	The Company accounts for its ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.
Cost Method
Cost method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2013
	(In percentages)		(In $ millions)
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	14	15	13
Nantong Cellulose Fibers Co. Ltd.	31	31	106	106	79	87	68
Zhuhai Cellulose Fibers Co. Ltd.	30	30	22	14	13	13	11
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	5	6	1	1	1
Other			4	5	—	—	—
Total			151	145	107	116	93

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
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Purchases	195	231	264
Sales	—	—	—

	As of December 31,
	2015	2014
	(In $ millions)
Non-trade receivables	23	31
Total due from affiliates	23	31

Short-term borrowings(1)	16	16
Trade payables	34	39
Current Other liabilities	6	6
Total due to affiliates	56	61
______________________________

(1)	The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.
10. Property, Plant and Equipment, Net

	As of December 31,
	2015	2014
	(In $ millions)
Land	39	42
Land improvements	60	49
Buildings and building improvements	679	658
Machinery and equipment	4,609	3,910
Construction in progress	261	890
Gross asset value	5,648	5,549
Accumulated depreciation	(2,039)	(1,816)
Net book value	3,609	3,733

Assets under capital leases, net, included in the amounts above are as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Buildings	13	15
Machinery and equipment	289	311
Accumulated depreciation	(138)	(125)
Net book value	164	201
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Capitalized interest	15	16	9
Depreciation expense	346	272	280
During 2015 and 2013, certain long-lived assets were impaired (Note 18). No long-lived assets were impaired during 2014.
11. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2013	303	254	43	198	798
Acquisitions (Note 4)	9	—	—	—	9
Exchange rate changes	(17)	(14)	(2)	(25)	(58)
As of December 31, 2014	295	240	41	173	749
Acquisitions (Note 4)	—	—	—	—	—
Exchange rate changes	(13)	(10)	(2)	(19)	(44)
As of December 31, 2015(1)	282	230	39	154	705
______________________________

(1)	There were $0 million of accumulated impairment losses as of December 31, 2015.
In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the three months ended September 30, 2015 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2015 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2013	33	544	30	39	646
Acquisitions (Note 4)	—	2	3	10	15	(1)
Exchange rate changes	(1)	(51)	—	—	(52)
As of December 31, 2014	32	495	33	49	609
Acquisitions (Note 5)	7	—	2	1	10	(2)
Exchange rate changes	(1)	(39)	—	—	(40)
As of December 31, 2015	38	456	35	50	579
Accumulated Amortization
As of December 31, 2013	(20)	(521)	(21)	(25)	(587)
Amortization	(3)	(12)	(3)	(2)	(20)
Exchange rate changes	—	50	1	—	51
As of December 31, 2014	(23)	(483)	(23)	(27)	(556)
Amortization	(3)	(4)	(2)	(2)	(11)
Exchange rate changes	1	38	—	—	39
As of December 31, 2015	(25)	(449)	(25)	(29)	(528)
Net book value	13	7	10	21	51
______________________________

(1)
Includes intangible assets acquired from Cool Polymers, Inc. with a weighted average amortization period of seven years (Note 4). Also includes intangible assets reimbursed by Mitsui (Note 5) during the year ended December 31, 2014.

(2)	Primarily related to intangible assets acquired by Fairway (Note 5) during the year ended December 31, 2015, with a weighted average amortization period of 16 years.
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2013	83
Acquisitions (Note 4)	2
Impairment loss (Note 2)	—
Exchange rate changes	(6)
As of December 31, 2014	79
Acquisitions (Note 4)	—
Impairment loss (Note 2)	—
Exchange rate changes	(5)
As of December 31, 2015	74

In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the three months ended September 30, 2015 as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying amount of the underlying asset by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2015 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
The Company's trademarks and trade names have an indefinite life. For the year ended December 31, 2015, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2016	9
2017	8
2018	5
2019	4
2020	3
12. Current Other Liabilities

	As of December 31,
	2015	2014
	(In $ millions)
Asset retirement obligations	10	9
Benefit obligations (Note 15)	31	28
Customer rebates	45	53
Derivatives (Note 22)	2	13
Environmental (Note 16)	11	21
Insurance	10	9
Interest	16	19
Restructuring (Note 18)	30	21
Salaries and benefits	109	129
Sales and use tax/foreign withholding tax payable	13	13
Uncertain tax positions (Note 19)	—	59
Other	53	58
Total	330	432

13. Noncurrent Other Liabilities

	As of December 31,
	2015	2014
	(In $ millions)
Asset retirement obligations	26	28
Deferred proceeds	43	47
Deferred revenue	13	21
Derivatives (Note 22)	—	10
Environmental (Note 16)	61	63
Income taxes payable	7	13
Insurance	50	51
Other	47	50
Total	247	283
Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Balance at beginning of year	37	47	64
Additions(1)	—	4	5
Accretion	1	1	2
Payments	(4)	(8)	(23)
Revisions to cash flow estimates(2)	2	(7)	(2)
Exchange rate changes	—	—	1
Balance at end of year	36	37	47
______________________________

(1)	Primarily relates to sites which management no longer considers to have an indeterminate life.

(2)	Primarily relates to revisions to the estimated cost and timing of future obligations.
Included in the asset retirement obligations for the years ended December 31, 2015 and 2014 is $10 million and $10 million, respectively, related to indemnifications received for a business acquired in 2005. The Company has a corresponding receivable of $1 million in Non-trade receivables, net and $9 million included in noncurrent Other assets in the consolidated balance sheet as of December 31, 2015.

14. Debt

	As of December 31,
	2015	2014
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	56	25
Short-term borrowings, including amounts due to affiliates(1)	52	77
Revolving credit facility(2)	350	—
Accounts receivable securitization facility(3)	55	35
Total	513	137
______________________________

(1)	The weighted average interest rate was 3.3% and 4.7% as of December 31, 2015 and 2014, respectively.

(2)	The weighted average interest rate was 1.8% and 0.0% as of December 31, 2015 and 2014, respectively.

(3)	The weighted average interest rate was 0.8% and 0.7% as of December 31, 2015 and 2014, respectively.

	As of December 31,
	2015	2014
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016	30	34
Senior credit facilities - Term C-3 loan due 2018	878	906
Senior unsecured notes due 2019, interest rate of 3.250%	327	364
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.7% to 6.7%	169	169
Obligations under capital leases due at various dates through 2054	238	260
Subtotal	2,542	2,633
Unamortized debt issuance costs(1)	(18)	(22)
Current installments of long-term debt	(56)	(25)
Total	2,468	2,586
______________________________

(1)
Related to the Company's outstanding senior credit facilities - Term C-2 and Term C-3 loans, senior unsecured notes issued in public offerings registered under the Securities Act of 1933 (collectively, the "Senior Notes") and pollution control bonds.

Senior Notes
The Company has outstanding Senior Notes, as follows:

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
In October 2014, Celanese US redeemed its $600 million of principal amount of 6.625% unsecured senior notes due 2018 ("6.625% Notes") at a redemption price of 103.313% of the face amount for a total principal and premium payment of $620 million plus accrued interest of $20 million. Proceeds from the issuance of the 3.250% Notes were used to partially fund the redemption of the 6.625% Notes, as well as cash on hand. The Company recognized a loss on the extinguishment of the 6.625% Notes comprised of the redemption premium of $20 million and accelerated amortization of deferred financing costs of $4 million, which were included in Refinancing expense in the consolidated statement of operations for the year ended December 31, 2014.
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

Net deferred financing costs are as follows:

(In $ millions)
As of December 31, 2012	30
Financing costs deferred(1)	2
Accelerated amortization due to refinancing activity	—
Amortization	(5)
As of December 31, 2013	27
Financing costs deferred(2)	10
Accelerated amortization due to refinancing activity(3)	(5)
Amortization	(5)
As of December 31, 2014(4)	27
Financing costs deferred	—
Accelerated amortization due to refinancing activity	—
Amortization	(5)
As of December 31, 2015(4)	22
____________________________

(1)
Relates to the September 2013 amendment to the Celanese US existing senior secured credit facilities to reduce the interest rates payable in connection with certain borrowings thereby creating the Term C-2 loan facility due 2016.

(2)	Includes $6 million related to the issuance of the 3.250% Notes and $4 million related to the September 2014 amendment to the Celanese US existing senior secured credit facilities.

(3)	Includes $4 million related to the 6.625% Notes redemption and $1 million related to the Term C-2 loan facility conversion.

(4)
Includes $4 million and $5 million as of December 31, 2015 and 2014, respectively, related to the Company's revolving credit facility and accounts receivables securitization facility, which are included in Other noncurrent assets in the consolidated balance sheets.

As of December 31, 2015, the margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR") and the margin for borrowings under the Term C-3 loan facility was 2.25% above LIBOR (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable. As of December 31, 2015, the margin for borrowings under the revolving credit facility was 1.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the corporate credit ratings of Celanese or Celanese US.
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
The Company's amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of December 31, 2015
Maximum	Estimate	Estimate, if Fully Drawn
3.90	0.92	1.30

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
The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2015.
Accounts Receivables Securitization Facility
In August 2013, the Company entered into a US accounts receivable securitization facility pursuant to (i) a Purchase and Sale Agreement ("Sale Agreement") among certain US subsidiaries of the Company (each an "Originator"), Celanese International Corporation ("CIC") and CE Receivables LLC, a wholly-owned, "bankruptcy remote" special purpose subsidiary of an Originator ("Transferor") and (ii) a Receivables Purchase Agreement ("Purchase Agreement"), among CIC, as servicer, the Transferor, various third-party purchasers (collectively, "Purchasers") and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator ("Administrator"). During 2015, the Sale Agreement and the Purchase Agreement were amended to reflect changes to the parties. The Purchase Agreement expires in 2016, but may be extended for successive one year terms by agreement of the parties. All of the Transferor's assets have been pledged to the Administrator in support of its obligations under the Purchase Agreement.
The Company's balances available for borrowing are as follows:

As of December 31, 2015
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	350
Letters of credit issued	—
Available for borrowing	550
Accounts Receivables Securitization Facility
Borrowings outstanding(2)	55
Letters of credit issued	59
Available for borrowing	—
Total borrowing base	114

Maximum borrowing base(3)	120
______________________________

(1)	The Company borrowed $550 million and repaid $200 million during the year ended December 31, 2015. Borrowings were primarily used to fund repurchases of the Company's Common Stock.

(2)	The Company borrowed $35 million and repaid $15 million during the year ended December 31, 2015.

(3)
Outstanding accounts receivable transferred by the Originators to the Transferor was $131 million. On November 5, 2015, the Company reduced the maximum borrowing base from $135 million to $120 million.

Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2016	513
2017	28
2018	882
2019	351
2020	28
Thereafter	1,197
Total	2,999
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
In October 2014, the Company offered a limited-time, voluntary program to certain participants of the Company's US qualified defined benefit pension plan with a vested benefit who terminated from the Company on or before May 31, 2014. The limited-time opportunity ended in November 2014 and included an offer of a single lump sum payment in December 2014 or to begin monthly annuity payments, regardless of age, or to continue to defer benefits until retirement age. If an election was not made by the eligible participant, the participant will begin receiving payments when otherwise eligible under the terms of the US qualified defined benefit pension plan. The Company made lump sum payments under this program of $143 million in December 2014 using trust assets of the US qualified defined benefit pension plan. These actions resulted in the recognition of a settlement gain of $78 million in the consolidated statements of operations for the year ended December 31, 2014.
Effective June 2014, the Company's US qualified defined benefit plan was amended and benefits offered to all current union participants of the Cash Balance Plan (hired on or after January 1, 2001) at the Company's Narrows, Virginia facility have been frozen and the US qualified defined benefit plan was closed to future union participants at the facility. Accumulated benefits earned and service rendered through May 2014 under the Plan provisions for the Cash Balance Plan Participants will continue to be considered for purposes of determining retirement benefits. Effective May 2014, the Company's US qualified defined benefit plan was amended and benefits offered to all current union participants of the Flat Rate Plan at the Company's Narrows, Virginia facility have been frozen and the US qualified defined benefit plan was closed to future union participants at the facility. Accumulated benefits earned and service rendered through December 2014 under the Plan provisions for the Flat Rate Plan Participants will continue to be considered for purposes of determining retirement benefits and eligibility for early retirement. These actions did not result in a curtailment gain or loss as the projected benefit obligation does not rely on salary assumptions.
During the three months ended December 31, 2013, the Company settled certain of its defined benefit pension plan obligations in the United Kingdom and Canada, which resulted in the recognition of settlement losses of $9 million in the consolidated statement of operations.
Effective December 2013, benefits offered to all US non-union eligible employees in the Company's US qualified defined benefit pension plan have been frozen and the US qualified defined benefit pension plan was closed to new participants. Accumulated benefits earned and service rendered through December 31, 2013 under the US qualified defined benefit pension plan provisions will continue to be considered for purposes of determining retirement benefits and eligibility for early retirement. These actions resulted in the recognition of a curtailment gain of $61 million in the consolidated statements of operations for the three months ended December 31, 2013.
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

Based on the 2015 unaudited and 2014 audited multiemployer defined benefit plan's financial statements, the plan is 100% funded in 2015, 2014 and 2013. The number of employees covered by the Company's multiemployer defined benefit plan remained relatively stable year over year from 2013 to 2015, resulting in minimal changes to employer contributions. Participation in the German multiemployer defined benefit plan is not considered individually significant to the Company.
Contributions made by the Company to the German multiemployer plan are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Multiemployer defined benefit plan	6	8	8
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
Effective March 2014, the Company eliminated eligibility in its US postretirement health care plan for all current and future employees represented by the bargaining unit at the Company's Narrows, Virginia facility. These actions generated a prior service credit of $5 million, which was amortized ratably into the consolidated statements of operations from April 1, 2014 through December 31, 2014.
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

Postemployment obligations are as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Postemployment benefits	11	12
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

•	For certain eligible US employees, provides an incremental retirement contribution through 2017, based on years of service and specified percentages of eligible compensation.
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Defined contribution plans	44	40	19

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2015	2014	2015	2014
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	3,915	3,799	85	136
Service cost	12	11	1	1
Interest cost	139	168	3	4
Participant contributions	—	—	1	5
Plan amendments	—	(1)	(6)	(5)
Net actuarial (gain) loss(1)	(141)	458	(8)	11
Settlements	—	(221)	—	—
Benefits paid	(234)	(232)	(5)	(61)
Federal subsidy on Medicare Part D	—	—	—	(2)
Curtailments	(1)	—	—	—
Special termination benefits	2	—	—	—
Exchange rate changes	(65)	(68)	(5)	(4)
Other	8	1	—	—
Projected benefit obligation as of end of period	3,635	3,915	66	85
Change in Plan Assets
Fair value of plan assets as of beginning of period	2,789	2,709	—	—
Actual return on plan assets	(67)	327	—	—
Employer contributions	59	165	4	56
Participant contributions	—	—	1	5
Settlements	—	(143)	—	—
Benefits paid(2)	(234)	(232)	(5)	(61)
Exchange rate changes	(39)	(37)	—	—
Fair value of plan assets as of end of period	2,508	2,789	—	—
Funded status as of end of period	(1,127)	(1,126)	(66)	(85)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	16	16	—	—
Current Other liabilities	(25)	(23)	(4)	(5)
Benefit obligations	(1,118)	(1,119)	(62)	(80)
Net amount recognized	(1,127)	(1,126)	(66)	(85)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(3)	16	16	—	—
Prior service (benefit) cost	(1)	(4)	(4)	3
Net amount recognized(4)	15	12	(4)	3
______________________________

(1)	Primarily relates to change in discount rates.

(2)	Includes benefit payments to nonqualified pension plans of $22 million and $22 million as of December 31, 2015 and 2014, respectively.

(3)	Relates to the pension plans of the Company's equity method investments.

(4)	Amount shown net of an income tax benefit of $3 million and $4 million as of December 31, 2015 and 2014, respectively, in the consolidated statements of equity (Note 17).

The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2015	2014	2015	2014
	(In percentages)
US plans	86	85	61	59
International plans	14	15	39	41
Total	100	100	100	100
The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2015	2014
	(In percentages)
US plans	87	88
International plans	13	12
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Projected benefit obligation	3,588	3,866
Fair value of plan assets	2,445	2,724
Included in the above table are pension plans with accumulated benefit obligations in excess of plan assets as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Accumulated benefit obligation	3,570	3,833
Fair value of plan assets	2,442	2,713
The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Accumulated benefit obligation	3,619	3,892

The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,					Postretirement Benefits Year Ended December 31,
	2015		2014		2013	2015	2014	2013
	(In $ millions)
Service cost	12		11		34	1	1	2
Interest cost	139		168		154	3	4	9
Expected return on plan assets	(209)		(214)		(223)	—	—	—
Amortization of prior service cost / (credit)	—		—		1	—	(83)	(12)
Recognized actuarial (gain) loss	134	(1)	339	(2)	(67)	(7)	11	(37)
Curtailment (gain) loss	(3)		—		(61)	—	—	—
Settlement (gain) loss	—		(78)		9	—	—	—
Special termination benefit	2		—		—	—	—	—
Total	75		226		(153)	(3)	(67)	(38)
______________________________

(1)	Includes a gain of $62 million reflecting the incorporation of the RP-2015 mortality tables into the actuarial assumptions for the US pension plans.

(2)	Includes a loss of $53 million reflecting the incorporation of the RP-2014 mortality tables into the actuarial assumptions for the US pension plans.
Amortization of Accumulated other comprehensive income (loss), net into net periodic benefit cost in 2016 is expected to be as follows:

	Pension Benefits	Postretirement Benefits
	(In $ millions)
Prior service cost	—	(3)
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain US employees as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Nonqualified Trust Assets
Marketable securities, at fair value	30	32
Noncurrent Other assets, consisting of insurance contracts	55	56
Nonqualified Pension Obligations
Current Other liabilities	22	22
Benefit obligations	246	268

Expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2015		2014	2013
	(In $ millions)
Total	—	(1)	43	6
______________________________

(1)	Actuarial gain offset interest cost.
Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2015	2014	2015	2014
	(In percentages)
Discount Rate Obligations
US plans	4.2	3.9	4.0	3.7
International plans	2.6	2.4	3.6	3.5
Combined	4.0	3.7	3.7	3.6
Rate of Compensation Increase
US plans	N/A	N/A
International plans	2.7	2.8
Combined	2.7	2.8
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(In percentages)
Discount Rate Obligations
US plans	3.9	4.7	3.8	3.7	4.3	3.4
International plans	2.4	3.7	3.6	3.5	4.5	3.8
Combined	3.7	4.6	3.8	3.6	4.4	3.5
Expected Return on Plan Assets
US plans	8.0	8.5	8.5
International plans	6.0	6.2	5.8
Combined	7.8	8.2	8.0
Rate of Compensation Increase
US plans	N/A	3.0	4.0
International plans	2.8	2.8	2.9
Combined	2.8	3.0	3.8

The Company's health care cost trend assumptions for US postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2015	2014	2013
	(In percentages, except year)
Health care cost trend rate assumed for next year	10.0	7.0	7.5
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2026	2020	2017
Assumed health care cost trend rates for US postretirement medical plans have a significant effect on the amounts reported for the health care plans.
The impact of a one percentage point change in the assumed health care cost trend is as follows:

	Trend Rate Change
	Decreases 1%	Increases 1%
	(In $ millions)
Postretirement obligations	2	2
Service and interest cost	—	—
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2015 are as follows:

	US Plans	International Plans
	(In percentages)
Bonds - domestic to plans	54	71
Equities - domestic to plans	26	19
Equities - international to plans	20	3
Other	—	7
Total	100	100
On average, the actual return on the US qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The US qualified defined benefit plans' actual return on assets for the year ended December 31, 2015 was 2.5% loss versus an expected long-term rate of asset return assumption of 8.0%. The expected long-term rate of asset return assumption used to determine 2016 net periodic benefit cost is 7.5% for the US qualified defined benefit plans primarily due to an increase in Pension Benefit Guaranty Corporation premiums.
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
Short-term investment funds: Composed of various funds whose portfolio is comprised of foreign and domestic currencies as well as short-term securities. Investments are valued at the net asset value of units held by the plan at year-end.
Other: Composed of real estate investment trust common stock valued at closing price as reported on the active market in which the individual securities are traded.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2015	2014	2015	2014	2015	2014
	(In $ millions)
Assets
Cash and cash equivalents	4	6	—	—	4	6
Derivatives
Swaps	—	—	25	275	25	275
Other	—	—	—	2	—	2
Equity securities
US companies	241	249	—	—	241	249
International companies	327	383	—	—	327	383
Fixed income
Corporate debt	—	—	692	639	692	639
Treasuries, other debt	25	49	742	708	767	757
Mortgage backed securities	—	—	5	31	5	31
Securities lending collateral	—	6	—	—	—	6
Insurance contracts	—	—	32	34	32	34
Other	18	16	—	2	18	18
Total investments, at fair value(1)	615	709	1,496	1,691	2,111	2,400
Liabilities
Derivatives
Swaps	—	—	25	270	25	270
Other	—	—	—	2	—	2
Obligations under securities lending	—	6	—	—	—	6
Total liabilities	—	6	25	272	25	278
Total net assets(2)	615	703	1,471	1,419	2,086	2,122
______________________________

(1)
In accordance with ASU 2015-07 (Note 2), certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. Total investments, at fair value, for the year ended December 31, 2015 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $251 million, $117 million and $43 million, respectively. Total investments, at fair value, for the year ended December 31, 2014 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $278 million, $133 million and $263 million, respectively.

(2)
Total net assets excludes non-financial plan receivables and payables of $25 million and $14 million, respectively, as of December 31, 2015 and $19 million and $26 million, respectively, as of December 31, 2014. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2016
(In $ millions)
Cash contributions to defined benefit pension plans	23
Benefit payments to nonqualified pension plans	22
Benefit payments to other postretirement benefit plans	5
The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension benefits and postretirement benefit cost expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2016	231	5
2017	230	5
2018	229	5
2019	228	4
2020	227	4
2021-2025	1,111	21
______________________________

(1)	Payments are expected to be made primarily from plan assets.

(2)	Payments are expected to be made primarily from Company assets.
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
The components of environmental remediation reserves are as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Demerger obligations (Note 24)	22	25
Divestiture obligations (Note 24)	17	21
Active sites	18	23
US Superfund sites	13	12
Other environmental remediation reserves	2	3
Total	72	84
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
The Company did not record any insurance recoveries during 2015 or have any receivables for insurance recoveries related to these matters as of December 31, 2015. As of December 31, 2015 and 2014, there were receivables of $4 million and $4 million, respectively, from the former owner of the Company's Spondon, Derby, United Kingdom acetate flake, tow and film business, which was acquired in 2007.
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2015
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	39	10	10
InfraServ GmbH & Co. Hoechst KG	32	40	64
InfraServ GmbH & Co. Knapsack KG	27	22	1
______________________________

(1)	Gross reserves maintained by the respective InfraServ entity.
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
One such site is the Lower Passaic River Study Area, which is the lower 17-mile stretch of the Passaic River ("Site"). The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Site in order to identify the levels of contaminants and potential cleanup actions. The parties submitted draft documents with respect to the RI/FS to the EPA in 2014 and 2015 and seek to finalize such documents by the end of 2017. Cost estimates for the various alternatives at the Site range from $365 million to $3.2 billion.
In April 2014, the EPA issued its proposed, independent evaluation of remediation alternatives for a portion of the Site. The EPA's preferred plan for this portion of the Site would involve dredging bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The parties involved have submitted comments to the EPA challenging the science, scope, necessity and viability of the EPA's proposed plan as the EPA's preferred remedy for this portion of the Site is inconsistent with the remedy being developed in the RI/FS for the full Site. The EPA will evaluate all the inputs and is expected to issue a final decision concerning this portion of the Site in 2016. Any subsequent order from the EPA requiring clean-up actions could be judicially challenged.
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
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2013	20	0.090	0.36	May 2013
July 2013	100	0.180	0.72	August 2013
April 2014	39	0.250	1.00	May 2014
April 2015	20	0.300	1.20	May 2015
On February 4, 2016, the Company declared a quarterly cash dividend of $0.30 per share on its Common Stock amounting to $44 million. The cash dividend is for the period from November 1, 2015 to January 31, 2016 and will be paid on February 26, 2016 to holders of record as of February 16, 2016.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,					Total From February 2008 Through December 31, 2015
	2015		2014	2013
Shares repurchased	6,640,601	(1)	4,338,488	3,186,180	(1)	27,307,796
Average purchase price per share	$63.31		$57.61	$51.38		$48.90
Amount spent on repurchased shares (in millions)	$420		$250	$164		$1,335
Aggregate Board of Directors repurchase authorizations during the period (in millions)(2)	$1,000		$473	$—		$2,366
______________________________

(1)
The years ended December 31, 2015 and 2013 exclude 9,264 and 6,021 shares, respectively, withheld from an executive officer to cover statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock. Restricted stock awards are considered outstanding at the time of issuance. Accordingly, the shares withheld are treated as treasury shares.

(2)
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program began in February 2008 and does not have an expiration date. In September 2015, the Board of Directors approved a new $1.0 billion share repurchase authorization.

The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2015			2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	1	1	1	—	1
Foreign currency translation	(193)	5	(188)	(188)	40	(148)	55	(35)	20
Gain (loss) on cash flow hedges	3	(1)	2	—	40	40	9	(3)	6
Pension and postretirement benefits	4	(1)	3	(84)	30	(54)	88	(30)	58
Total	(186)	3	(183)	(272)	111	(161)	153	(68)	85

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 6)	Foreign Currency Translation	Gain (Loss) from Cash Flow Hedges (Note 22)	Pension and Postretirement Benefits (Note 15)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2012	(1)	(23)	(50)	(15)	(89)
Other comprehensive income (loss) before reclassifications	1	55	(2)	99	153
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	11	(11)	—
Income tax (provision) benefit	—	(35)	(3)	(30)	(68)
As of December 31, 2013	—	(3)	(44)	43	(4)
Other comprehensive income (loss) before reclassifications	—	(188)	(9)	(1)	(198)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	(83)	(74)
Income tax (provision) benefit	1	40	40	30	111
As of December 31, 2014	1	(151)	(4)	(11)	(165)
Other comprehensive income (loss) before reclassifications	—	(193)	(2)	6	(189)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	5	(2)	3
Income tax (provision) benefit	—	5	(1)	(1)	3
As of December 31, 2015	1	(339)	(2)	(8)	(348)
18. Other (Charges) Gains, Net

	Year Ended December 31,
	2015		2014	2013
	(In $ millions)
Employee termination benefits (Note 4)	(53)	(1)	(7)	(23)
Kelsterbach plant relocation (Note 4)	—		—	(13)
Asset impairments	(126)		—	(81)
Other plant/office closures	—		2	(33)
Singapore contract termination	(174)		—	—
Commercial disputes	2		11	(8)
Other	—		9	—
Total	(351)		15	(158)
______________________________

(1)
Includes $1 million of special termination benefits included in Benefit obligations in the consolidated balance sheet as of December 31, 2015 and is included in the Company's Industrial Specialties segment.

2015
During the year ended December 31, 2015, the Company recorded $21 million of employee termination benefits related to the Company's ongoing efforts to align its businesses around its core value drivers. In addition, the Company recorded $24 million of employee termination benefits related to a 50% capacity reduction at its Lanaken, Belgium acetate tow facility (Note 4).
In addition, during the year ended December 31, 2015, the Company recorded $6 million of employee termination benefits and $1 million of long-lived asset impairment losses related to the closure of its VAE emulsions facility in Tarragona, Spain (Note 4). In addition, the Company recorded $1 million of employee termination benefits and $1 million of long-lived asset impairment losses related to the closure of its VAE emulsions facility in Meredosia, Illinois (Note 4). The long-lived asset impairment losses related to both VAE facilities were measured at the dates of impairment to write-off the related property, plant and equipment at each facility (Note 2 and Note 4).
During the three months ended December 31, 2015, the Company determined its ethanol production unit at its acetyl facility in Nanjing, China should be assessed for impairment based on market conditions affecting demand for ethanol and downstream products, the cost to operate the unit and contractual obligations. As a result, the Company concluded that certain long-lived ethanol related assets were fully impaired. Accordingly, the Company recorded long-lived impairment losses, measured at the date of impairment (Note 2), of $123 million to fully write-off certain ethanol related assets. The Nanjing, China asset impairment is included in the Company's Acetyl Intermediates segment.
In December 2015, the Company made a payment terminating an existing agreement with a raw materials supplier in Singapore and recognized a $174 million charge, which reflects a discounted amount previously owed under that contract. This termination payment was determined not to have future economic benefit, and the contract's original terms substantially contributed to cumulative losses which resulted in a full impairment of the production assets in 2013. This charge is recorded in Other (charges) gains net, which is included in the Company's Acetyl Intermediates segment.
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
During the year ended December 31, 2014 the Company recorded $4 million of employee termination benefits related to the closure of its acetic anhydride facility in Roussillon, France and its vinyl acetate monomer ("VAM") facility in Tarragona, Spain. In addition, the Company recorded $2 million of contract termination adjustments related to the closure of its VAM facility in Tarragona, Spain.
2013
During the three months ended December 31, 2013, the Company recorded $6 million of employee termination benefits, $3 million of contract termination costs and $3 million of long-lived asset impairment losses related to the December 2013 closure of its acetic anhydride facility in Roussillon, France. In addition, the Company recorded $14 million of employee termination benefits, $30 million of contract termination costs and $31 million of long-lived asset impairment losses as a result of the December 2013 closure of its VAM facility in Tarragona, Spain. The long-lived asset impairment losses related to both the Company's Roussillon acetic anhydride facility and Tarragona VAM facility were measured at the dates of impairment to fully write-off the related property, plant and equipment at both facilities (Note 2).
During the three months ended December 31, 2013, the Company determined its Singapore acetic acid production unit should be assessed for impairment based on local market conditions affecting demand for acetic acid and downstream products, the cost to operate the unit, contractual obligations and an interim arbitration ruling. As a result, the Company concluded that the long-lived assets at its Singapore acetic acid production unit were fully impaired. Accordingly, the Company recorded long-lived asset impairment losses, measured at the date of impairment, of $46 million to fully write-off the related property, plant and equipment. The Singapore acetic acid operations are included in the Acetyl Intermediates segment (Note 2).

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates		Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2013	4	3	2	16		4	29
Additions	1	1	1	4		—	7
Cash payments	(1)	(3)	(2)	(14)		(1)	(21)
Other changes	—	—	—	—		—	—
Exchange rate changes	—	—	—	(1)		—	(1)
As of December 31, 2014	4	1	1	5		3	14
Additions	7	25	9	2		9	52
Cash payments	(4)	(12)	(4)	(5)		(3)	(28)
Other changes	(3)	—	—	—		(3)	(6)
Exchange rate changes	(1)	—	—	(1)		—	(2)
As of December 31, 2015	3	14	6	1		6	30
Other Plant/Office Closures
As of December 31, 2013	—	—	—	33		—	33
Additions	—	—	—	—		—	—
Cash payments	—	—	—	(9)		—	(9)
Other changes	—	—	—	(15)	(1)	—	(15)
Exchange rate changes	—	—	—	(2)		—	(2)
As of December 31, 2014	—	—	—	7		—	7
Additions	—	—	—	—		—	—
Cash payments	—	—	—	(6)		—	(6)
Other changes	—	—	—	—		—	—
Exchange rate changes	—	—	—	(1)		—	(1)
As of December 31, 2015	—	—	—	—		—	—
Total	3	14	6	1		6	30
______________________________

(1)	Includes a $13 million non-cash reduction to take-or-pay contract termination penalties.
19. Income Taxes
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
US	231	534	806
International(1)	257	407	803
Total	488	941	1,609
______________________________

(1)
Includes aggregate earnings generated by operations in Bermuda, Luxembourg, the Netherlands and Hong Kong of $330 million, $308 million and $275 million for the years ended December 31, 2015, 2014 and 2013, respectively, which have an aggregate effective income tax rate of 6.1%, 4.8% and 4.0% for each year, respectively.

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Current
US	28	108	78
International	152	56	83
Total	180	164	161
Deferred
US	54	156	194
International	(33)	(6)	153
Total	21	150	347
Total	201	314	508
A reconciliation of the significant differences between the US federal statutory tax rate of 35% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions, except percentages)
Income tax provision computed at US federal statutory tax rate	171	329	563
Change in valuation allowance	124	49	89
Equity income and dividends	(33)	(50)	(44)
(Income) expense not resulting in tax impact, net	(32)	(34)	(33)
US tax effect of foreign earnings and dividends	15	49	35
Foreign tax credits	(4)	(34)	(38)
Other foreign tax rate differentials	(41)	(33)	(55)
Legislative changes	—	—	(19)
Tax-deductible interest on foreign equity investments and other related items	—	12	11
State income taxes, net of federal benefit	6	9	11
Other, net	(5)	17	(12)
Income tax provision (benefit)	201	314	508

Effective income tax rate	41%	33%	32%
Federal and state income taxes have not been provided on accumulated but undistributed earnings of $3.9 billion as of December 31, 2015 as such earnings have been permanently reinvested in the business or may be remitted substantially free of incremental US federal tax liability. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
The higher effective tax rate for the year ended December 31, 2015 is primarily attributable to an increase in the valuation allowance due to an increase in losses in jurisdictions with no tax benefit. The increase in losses primarily relates to a $123 million long-lived asset impairment recorded to fully write-off certain ethanol related assets at the Company's acetyl facility in Nanjing, China and a $174 million charge related to the termination of a raw materials contract with a supplier in Singapore (Note 18). The tax impact of these events was partially offset by decreases in uncertain tax positions of $29 million due to audit closures and technical jurisdictional clarifications. The effective tax rate was comparable for the years ended December 31, 2014 and 2013.
In February 2015, the Company established a centralized European headquarters for the purpose of improving the operational efficiencies and profitability of its European operations and certain global product lines. These activities directly impacted the Company's mix of earnings and product flows and resulted in both favorable and unfavorable tax rate impacts in the jurisdictions in which the Company operates. These impacts have been reflected in Other foreign tax rate differentials included in the reconciliation of the significant differences between the US federal statutory tax rate and the effective income tax rate.
Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	434	424
Accrued expenses	40	41
Inventory	14	10
Net operating loss	683	468
Tax credit carryforwards	88	100
Other	202	165
Subtotal	1,461	1,208
Valuation allowance(1)	(448)	(413)
Total	1,013	795
Deferred Tax Liabilities
Depreciation and amortization	380	416
Investments in affiliates	395	143
Other	114	102
Total	889	661
Net deferred tax assets (liabilities)	124	134
______________________________

(1)
Includes deferred tax asset valuation allowances for the Company's deferred tax assets in the US, Luxembourg, Spain, China, Singapore, the United Kingdom, Canada and France. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

For the year ended December 31, 2015, the valuation allowance increased by $35 million primarily due to $124 million of losses generated with no currently realizable income tax benefit, primarily associated with the long-lived asset impairment recorded to fully write-off certain ethanol assets at the Company's acetyl facility in Nanjing, China and the termination of a raw materials contract with a supplier in Singapore (Note 18), partially offset by $22 million related to exchange rate changes and net operating loss expirations and utilization of previously unbenefited loss carryforwards of $67 million.
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

Net Operating Loss Carryforwards
As of December 31, 2015, the Company has US federal net operating loss carryforwards of $26 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2021. At December 31, 2015, the Company also had state net operating loss carryforwards, net of federal tax impact, of $47 million, $46 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards as of December 31, 2015 of $2.3 billion primarily for Luxembourg, Spain, Canada, China, Singapore and the United Kingdom, with various expiration dates. Net operating losses in China have various carryforward periods and began to expire in 2011. Net operating losses in most other foreign jurisdictions do not have an expiration date.
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2015		2014	2013
	(In $ millions)
As of the beginning of the year	228		244	218
Increases in tax positions for the current year	13		7	3
Increases in tax positions for prior years	76		24	57
Decreases in tax positions for prior years	(126)		(46)	(32)
Decreases due to settlements	(33)		(1)	(2)
As of the end of the year	158		228	244

Total uncertain tax positions that if recognized would impact the effective tax rate	144		245	258
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations	(12)	(1)	2	12
Total amount of interest expense and penalties recognized in the consolidated balance sheets	43		67	65
______________________________

(1)
This amount reflects interest on uncertain tax positions, the impact of currency and release of certain tax positions as a result of audit closure that was reflected in the consolidated statements of operations. In addition, the Company also paid an additional $12 million of previously accrued amounts due to settlements of tax examinations.

The Company primarily operates in the US, Germany, Belgium, Canada, China, Mexico and Singapore. Examinations are ongoing in a number of these jurisdictions, including Germany for the years 2005 to 2012 and the US for the years 2009 through 2012. The Company's US federal income tax returns for 2004 and forward are open for examination under statute. The Company's German corporate tax returns for 2005 and forward are open for examination under statute. In addition, certain statutes of limitations are scheduled to expire in the near future. The decrease in uncertain tax positions for the year-ended December 31, 2015 is primarily due to audit closures and technical judicial clarifications. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits. Amounts immediately determinable have been reflected in the current portion of uncertain tax positions.
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
Total shares available for awards and total shares subject to outstanding awards are as follows:

	As of December 31, 2015
	Shares Available for Awards	Shares Subject to Outstanding Awards
2009 GIP	6,949,926	2,736,369
2004 Stock Incentive Plan	—	94,500	(1)
______________________________

(1)	No RSUs remain outstanding under the 2004 Stock Incentive Plan.
The Company realized income tax benefits from stock option exercises and RSU vestings as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Income tax benefit realized	2	2	2
Amount reversed in current year related to prior year	—	—	—
Stock Options
The summary of changes in stock options outstanding is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In $)	(In years)	(In $ millions)
As of December 31, 2014	343	33.72	3.2	7
Granted	—	—
Exercised	(94)	29.82
Forfeited	—	—
Expired	—	—
As of December 31, 2015	249	35.19	2.4	9
Options exercisable at end of year	239	34.74	2.3	9
The weighted average assumptions used in the Black-Scholes option pricing method for stock option grants are as follows:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	N/A	N/A	0.68%
Estimated life in years	N/A	N/A	4.50
Dividend yield	N/A	N/A	0.64%
Volatility	N/A	N/A	49.50%

The weighted average grant date fair value of stock options granted is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $)
Total	N/A	N/A	18.50
The total intrinsic value of stock options exercised is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Intrinsic value	4	7	6
Restricted Stock Units
A summary of changes in nonvested performance-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In $)
As of December 31, 2014	1,027	48.02
Granted	514	53.13
Additional performance-based RSUs granted(1)	253	47.32
Vested	(506)	47.32
Canceled	—	—
Forfeited	(57)	49.12
As of December 31, 2015	1,231	50.24
______________________________

(1)	Represents additional performance-based RSU grants in 2013 that were awarded in 2015 as a result of achieving internal profitability targets.
The fair value of shares vested for performance-based RSUs is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Total	27	—	10
A summary of changes in nonvested time-based RSUs outstanding is as follows:

	Employee Time-Based RSUs		Director Time-Based RSUs
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In $)	(In thousands)	(In $)
As of December 31, 2014	112	45.87	19	58.48
Granted	75	63.67	14	64.94
Vested	(81)	43.10	(19)	58.48
Forfeited	(1)	48.15	—	—
As of December 31, 2015	105	60.78	14	64.94

The fair value of shares vested for time-based RSUs is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Total	6	9	12
As of December 31, 2015, there was $22 million of unrecognized compensation cost related to RSUs, excluding actual forfeitures, which is expected to be recognized over a weighted average period of one year.
Employee Stock Purchase Plan
Beginning January 1, 2015, eligible US employees can purchase shares of the Company's Common Stock under the 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 ("ESPP"). As of December 31, 2015, 55,240 shares of Common Stock have been offered for purchase under the ESPP.
21. Leases
Future minimum lease payments under non-cancelable rental and lease agreements, which have initial or remaining terms in excess of one year are as follows:

As of December 31, 2015
Capital Leases
(In $ millions)
2016	46
2017	46
2018	45
2019	45
2020	45
Later years	195
Sublease income	—
Minimum lease commitments	422
Less amounts representing interest	(184)
Present value of net minimum lease obligations	238

As of December 31, 2015
Operating Leases
(In $ millions)
2016	66
2017	43
2018	34
2019	31
2020	23
Later years	97
Sublease income	(3)
Minimum lease commitments	291
The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rent expense recorded under all operating leases is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Total	154	161	160
22. Derivative Financial Instruments
Interest Rate Swaps
The Company fixes the LIBOR portion of its US dollar denominated variable rate borrowings (Note 14) with interest rate swap derivative arrangements as follows:

As of December 31, 2015
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	0.94

As of December 31, 2014
Notional Value	Effective Date	Expiration Date	Fixed Rate
(In $ millions)			(In percentages)
500	January 2, 2014	January 2, 2016	1.02
Cross-currency Swaps
In March 2015, the Company settled its cross-currency swap agreements with notional values of $250 million/€193 million, expiring on September 11, 2020, and $225 million/€162 million, expiring on April 17, 2019, in exchange for cash of $88 million. The Company recorded a net loss of $1 million, which is included in Other income (expense), net in the consolidated statement of operations. The Company classifies cash flows from derivative instruments designated as cash flow hedges in the same category of the consolidated statement of cash flows as the cash flows from the items being hedged. Accordingly, the settlement of the cross-currency swap agreements is included in Net cash provided by (used in) operating activities in the consolidated statement of cash flows for the year ended December 31, 2015.
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total US dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2016 Maturity
(In $ millions)
Currency
Brazilian real	(10)
British pound sterling	(88)
Canadian dollar	25
Euro	127
Hungarian forint	8
Korean won	9
Mexican peso	(31)
Singapore dollar	22
Swedish krona	8
Total	70

Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Total	502	1,336
Hedging activity for interest rate swaps and cross-currency swaps is as follows:

	Year Ended December 31,			Statement of Operations Classification
	2015	2014	2013
	(In $ millions)
Hedging activities	2	(4)	(11)	Interest income (expense)
Ineffective portion of hedging activities	—	—	—	Other income (expense), net
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)				Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014		2013
	(In $ millions)
Designated as Cash Flow Hedges
Interest rate swaps	—	(1)	(2)	—	(4)		(11)	Interest expense
Cross-currency swaps	—	(8)	—	46	46		—	Other income (expense), net or Interest expense
Total	—	(9)	(2)	46	42		(11)

Designated as a Net Investment Hedge
3.250% Notes	38	23	—	—	—		—	Foreign currency translation
Term C-2 and Term C-3 loans(2)	10	—	—	—	—		—	Foreign currency translation
Total	48	23	—	—	—		—

Not Designated as Hedges
Interest rate swaps	—	—	—	(1)	(3)	(1)	—	Interest expense
Foreign currency forwards and swaps	—	—	—	(82)	(15)		(23)	Foreign exchange gain (loss), net or Other income (expense), net
Total	—	—	—	(83)	(18)		(23)
______________________________

(1)	In December 2014, the Company dedesignated as cash flow hedges a notional value of $500 million US dollar interest rate swap agreements expiring January 2, 2016.

(2)
During the three months ended March 31, 2015, the Company designated the Euro-based principal amount of its Term C-2 loan and its Term C-3 loan as a net investment hedge of its investment in a wholly-owned international subsidiary whose functional currency is the Euro to mitigate the volatility caused by the changes in foreign currency exchange rates of the Euro with respect to the US dollar. During the three months ended December 31, 2015, the Company dedesignated the Euro-based principal amount of its Term C-3 loan as a net investment hedge.

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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Derivative Assets
Gross amount recognized	2	55
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	2	55
Gross amount not offset in the consolidated balance sheets	—	4
Net amount	2	51

	As of December 31,
	2015	2014
	(In $ millions)
Derivative Liabilities
Gross amount recognized	2	23
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	2	23
Gross amount not offset in the consolidated balance sheets	—	4
Net amount	2	19
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

	Fair Value Measurement						Balance Sheet Classification
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2015	2014	2015	2014	2015	2014
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	—	—	—	9	—	9	Current Other assets
Cross-currency swaps	—	—	—	43	—	43	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	2	3	2	3	Current Other assets
Total assets	—	—	2	55	2	55
Derivatives Designated as Cash Flow Hedges
Cross-currency swaps	—	—	—	(2)	—	(2)	Current Other liabilities
Cross-currency swaps	—	—	—	(10)	—	(10)	Noncurrent Other liabilities
Designated as a Net Investment Hedge
3.250% Notes(1)	—	—	—	—	—	—	Long-term Debt
Term C-2 and Term C-3 loans(1)	—	—	—	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Interest rate swaps	—	—	—	(4)	—	(4)	Current Other liabilities
Foreign currency forwards and swaps	—	—	(2)	(7)	(2)	(7)	Current Other liabilities
Total liabilities	—	—	(2)	(23)	(2)	(23)
______________________________

(1)
Included in the consolidated balance sheets at carrying amount. During the three months ended December 31, 2015, the Company dedesignated the Euro-based principal amount of its Term C-3 loan as a net investment hedge.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In $ millions)
Cost investments	151	145	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	55	56	55	56	—	—	55	56
Long-term debt, including current installments of long-term debt	2,542	2,633	2,348	2,398	238	260	2,586	2,658
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
As of December 31, 2015 and 2014, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
24. Commitments and Contingencies
Commitments
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2015 are $71 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $202 million as of December 31, 2015. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2015, the Company had unconditional purchase obligations of $3.0 billion, which extend through 2036.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant. The Company does not believe any of the potential outcomes from these matters would be material to our results of operations, cash flows or financial position.
25. Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Interest paid, net of amounts capitalized	120	146	166
Taxes paid, net of refunds	151	199	129
Noncash Investing and Financing Activities
Accrued capital expenditures	(37)	3	38
Accrued Kelsterbach capital expenditures (Note 4)	—	—	(2)
Asset retirement obligations	3	4	9
Capital expenditure reimbursement	—	4	—
Capital lease obligations	6	22	28
Contingent consideration (Note 4)	—	8	—
Distribution to noncontrolling interest (Note 5)	(4)	—	—
Lease incentives	—	—	3
Mitsui reimbursement	—	70	(70)

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
The Company's Consumer Specialties segment includes the cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. These operating segments are aggregated by the Company into one reportable segment based on similar economic characteristics and similar production processes, classes of customers and selling and distribution practices. The Company's cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filtration applications. The Company's food ingredients business is a leading global supplier of premium quality ingredients for the food and beverage and pharmaceuticals industries and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid. The Company's food ingredients business produces and sells the Qorus® sweetener system and Sunett® high intensity sweeteners.

•	Industrial Specialties
The Company's Industrial Specialties segment includes the emulsion polymers and EVA polymers businesses, which are operating segments aggregated by the Company into one reportable segment based on similar products, production processes, classes of customers and selling and distribution practices as well as economic similarities over a normal business cycle. The Company's emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The Company's EVA polymers business is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate resins and compounds as well as select grades of low-density polyethylene. The Company's EVA polymers' products are used in many applications including flexible packaging films, lamination film products, hot melt adhesives, medical, automotive parts and carpeting.

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
Other Activities primarily consists of corporate center costs, including administrative activities such as finance, information technology and human resource functions, interest income and expense associated with financing activities and results of the Company's captive insurance companies. Other Activities also includes the components of net periodic benefit cost (interest cost, expected return on assets and net actuarial gains and losses) for the Company's defined benefit pension plans and other postretirement plans not allocated to the Company's business segments.
The business segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies (Note 2).

Sales transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2015
Net sales	1,326	969	(1)	1,082	2,744	(2)	—	(447)	5,674
Other (charges) gains, net	(7)	(25)		(10)	(300)		(9)	—	(351)
Operating profit (loss)	235	262		72	(3)		(240)	—	326
Equity in net earnings (loss) of affiliates	150	2		—	6		23	—	181
Depreciation and amortization	99	60		64	123	(3)	11	—	357
Capital expenditures	73	65		56	282		7	—	483	(4)
	As of December 31, 2015
Goodwill and intangible assets, net	338	249		49	194		—	—	830
Total assets	2,324	1,458		747	2,387		1,670	—	8,586
	Year Ended December 31, 2014
Net sales	1,459	1,160	(1)	1,224	3,493	(2)	—	(534)	6,802
Other (charges) gains, net	(1)	16		(1)	(3)		4	—	15
Operating profit (loss)	221	388		76	558		(485)	—	758
Equity in net earnings (loss) of affiliates	161	9		—	20		56	—	246
Depreciation and amortization	106	43		50	81		12	—	292
Capital expenditures	65	103		29	478		6	—	681	(4)
	As of December 31, 2014
Goodwill and intangible assets, net	358	261		54	208		—	—	881
Total assets	2,484	1,491		823	2,495		1,503	—	8,796
	Year Ended December 31, 2013
Net sales	1,352	1,214	(1)	1,155	3,241	(2)	—	(452)	6,510
Other (charges) gains, net	(13)	—		(4)	(141)		—	—	(158)
Operating profit (loss)	904	346		64	153		41	—	1,508
Equity in net earnings (loss) of affiliates	148	3		—	5		24	—	180
Depreciation and amortization	110	41		52	86		16	—	305
Capital expenditures	67	116		33	184		8	—	408	(5)
______________________________

(1)	Includes intersegment sales of $0 million, $2 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Includes intersegment sales of $447 million, $532 million and $448 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	See Note 4 - Acquisitions, Dispositions and Plant Closures for further information.

(4)	Includes a decrease in accrued capital expenditures of $37 million and an increase of $3 million for the years ended December 31, 2015 and 2014, respectively.

(5)
Excludes expenditures related to the relocation of the Company's POM operations in Germany (Note 4) and includes an increase in accrued capital expenditures of $38 million for the year ended December 31, 2013.

Geographical Area Information
The net sales based on the geographic location of the Company's facilities are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In $ millions)
Belgium	417	480	525
Canada	162	204	249
China	800	996	863
Germany	1,779	2,156	2,049
Mexico	204	259	256
Singapore	703	632	578
US	1,463	1,899	1,808
Other	146	176	182
Total	5,674	6,802	6,510
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2015	2014
	(In $ millions)
Belgium	56	66
Canada	137	138
China	417	593
Germany	931	1,084
Mexico	156	151
Singapore	68	50
US	1,774	1,563
Other	70	88
Total	3,609	3,733
27. Earnings (Loss) Per Share

	Year Ended December 31,
	2015	2014	2013
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	306	631	1,101
Earnings (loss) from discontinued operations	(2)	(7)	—
Net earnings (loss)	304	624	1,101

Weighted average shares - basic	150,838,050	155,012,370	158,801,150
Incremental shares attributable to equity awards(1)	1,449,905	1,154,623	533,069
Weighted average shares - diluted	152,287,955	156,166,993	159,334,219
______________________________

(1)	Excludes 2,903, 0 and 40,306 equity award shares for the years ended December 31, 2015, 2014 and 2013, respectively, as their effect would have been antidilutive.

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
For the year ended December 31, 2015, $54 million in interest expense was allocated from the Issuer to Subsidiary Guarantors.
The consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,410	4,485	(1,221)	5,674
Cost of sales	—	—	(1,729)	(3,897)	1,270	(4,356)
Gross profit	—	—	681	588	49	1,318
Selling, general and administrative expenses	—	—	(242)	(264)	—	(506)
Amortization of intangible assets	—	—	(5)	(6)	—	(11)
Research and development expenses	—	—	(78)	(41)	—	(119)
Other (charges) gains, net	—	—	(5)	(346)	—	(351)
Foreign exchange gain (loss), net	—	—	—	4	—	4
Gain (loss) on disposition of businesses and assets, net	—	—	(6)	(3)	—	(9)
Operating profit (loss)	—	—	345	(68)	49	326
Equity in net earnings (loss) of affiliates	302	314	84	162	(681)	181
Interest expense	—	(77)	(76)	(36)	70	(119)
Refinancing expense	—	—	—	—	—	—
Interest income	—	18	40	13	(70)	1
Dividend income - cost investments	—	—	—	107	—	107
Other income (expense), net	—	(2)	2	(8)	—	(8)
Earnings (loss) from continuing operations before tax	302	253	395	170	(632)	488
Income tax (provision) benefit	2	49	(133)	(98)	(21)	(201)
Earnings (loss) from continuing operations	304	302	262	72	(653)	287
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	304	302	260	72	(653)	285
Net (earnings) loss attributable to noncontrolling interests	—	—	—	19	—	19
Net earnings (loss) attributable to Celanese Corporation	304	302	260	91	(653)	304

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,860	5,166	(1,224)	6,802
Cost of sales	—	—	(1,822)	(4,550)	1,186	(5,186)
Gross profit	—	—	1,038	616	(38)	1,616
Selling, general and administrative expenses	—	—	(313)	(445)	—	(758)
Amortization of intangible assets	—	—	(7)	(13)	—	(20)
Research and development expenses	—	—	(47)	(39)	—	(86)
Other (charges) gains, net	—	—	28	(13)	—	15
Foreign exchange gain (loss), net	—	—	—	(2)	—	(2)
Gain (loss) on disposition of businesses and assets, net	—	—	(11)	4	—	(7)
Operating profit (loss)	—	—	688	108	(38)	758
Equity in net earnings (loss) of affiliates	622	806	90	210	(1,482)	246
Interest expense	—	(190)	(22)	(78)	143	(147)
Refinancing expense	—	(29)	—	—	—	(29)
Interest income	—	57	72	15	(143)	1
Dividend income - cost investments	—	—	—	116	—	116
Other income (expense), net	—	—	4	(8)	—	(4)
Earnings (loss) from continuing operations before tax	622	644	832	363	(1,520)	941
Income tax (provision) benefit	2	(22)	(237)	(71)	14	(314)
Earnings (loss) from continuing operations	624	622	595	292	(1,506)	627
Earnings (loss) from operation of discontinued operations	—	—	(8)	(3)	—	(11)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	3	1	—	4
Earnings (loss) from discontinued operations	—	—	(5)	(2)	—	(7)
Net earnings (loss)	624	622	590	290	(1,506)	620
Net (earnings) loss attributable to noncontrolling interests	—	—	—	4	—	4
Net earnings (loss) attributable to Celanese Corporation	624	622	590	294	(1,506)	624

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,799	4,911	(1,200)	6,510
Cost of sales	—	—	(1,827)	(4,531)	1,213	(5,145)
Gross profit	—	—	972	380	13	1,365
Selling, general and administrative expenses	—	—	53	(364)	—	(311)
Amortization of intangible assets	—	—	(11)	(21)	—	(32)
Research and development expenses	—	—	(53)	(32)	—	(85)
Other (charges) gains, net	—	—	2	(156)	(4)	(158)
Foreign exchange gain (loss), net	—	—	—	(6)	—	(6)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	737	—	735
Operating profit (loss)	—	—	961	538	9	1,508
Equity in net earnings (loss) of affiliates	1,096	1,180	116	158	(2,370)	180
Interest expense	—	(192)	(34)	(70)	124	(172)
Refinancing expense	—	(1)	—	—	—	(1)
Interest income	—	55	65	5	(124)	1
Dividend income - cost investments	—	—	—	93	—	93
Other income (expense), net	—	—	(52)	52	—	—
Earnings (loss) from continuing operations before tax	1,096	1,042	1,056	776	(2,361)	1,609
Income tax (provision) benefit	5	54	(326)	(229)	(12)	(508)
Earnings (loss) from continuing operations	1,101	1,096	730	547	(2,373)	1,101
Earnings (loss) from operation of discontinued operations	—	—	2	(2)	—	—
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	1	—	—
Earnings (loss) from discontinued operations	—	—	1	(1)	—	—
Net earnings (loss)	1,101	1,096	731	546	(2,373)	1,101
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings (loss) attributable to Celanese Corporation	1,101	1,096	731	546	(2,373)	1,101

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	304	302	260	72	(653)	285
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(188)	(188)	(181)	(231)	600	(188)
Gain (loss) from cash flow hedges	2	2	5	1	(8)	2
Pension and postretirement benefits	3	3	3	2	(8)	3
Total other comprehensive income (loss), net of tax	(183)	(183)	(173)	(228)	584	(183)
Total comprehensive income (loss), net of tax	121	119	87	(156)	(69)	102
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	19	—	19
Comprehensive income (loss) attributable to Celanese Corporation	121	119	87	(137)	(69)	121

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	624	622	590	290	(1,506)	620
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation	(148)	(148)	(31)	(65)	244	(148)
Gain (loss) from cash flow hedges	40	40	(1)	(7)	(32)	40
Pension and postretirement benefits	(54)	(54)	(54)	(5)	113	(54)
Total other comprehensive income (loss), net of tax	(161)	(161)	(85)	(76)	322	(161)
Total comprehensive income (loss), net of tax	463	461	505	214	(1,184)	459
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss) attributable to Celanese Corporation	463	461	505	218	(1,184)	463

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	1,101	1,096	731	546	(2,373)	1,101
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	—	(2)	1
Foreign currency translation	20	20	(10)	(8)	(2)	20
Gain (loss) from cash flow hedges	6	6	—	—	(6)	6
Pension and postretirement benefits	58	58	56	2	(116)	58
Total other comprehensive income (loss), net of tax	85	85	47	(6)	(126)	85
Total comprehensive income (loss), net of tax	1,186	1,181	778	540	(2,499)	1,186
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Celanese Corporation	1,186	1,181	778	540	(2,499)	1,186

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	21	946	—	967
Trade receivables - third party and affiliates	—	—	132	722	(148)	706
Non-trade receivables, net	37	580	298	522	(1,152)	285
Inventories, net	—	—	258	474	(50)	682
Deferred income taxes	—	—	19	68	(19)	68
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	12	28	40	(31)	49
Total current assets	37	592	786	2,772	(1,400)	2,787
Investments in affiliates	2,341	3,947	3,909	738	(10,097)	838
Property, plant and equipment, net	—	—	1,001	2,608	—	3,609
Deferred income taxes	—	2	178	42	—	222
Other assets	—	418	151	227	(496)	300
Goodwill	—	—	314	391	—	705
Intangible assets, net	—	—	51	74	—	125
Total assets	2,378	4,959	6,390	6,852	(11,993)	8,586
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	479	181	213	(360)	513
Trade payables - third party and affiliates	—	—	240	495	(148)	587
Other liabilities	—	28	281	283	(262)	330
Deferred income taxes	—	26	—	23	(19)	30
Income taxes payable	—	—	537	116	(563)	90
Total current liabilities	—	533	1,239	1,130	(1,352)	1,550
Noncurrent Liabilities
Long-term debt, net of unamortized deferred financing costs	—	2,078	706	187	(503)	2,468
Deferred income taxes	—	—	—	136	—	136
Uncertain tax positions	—	7	29	131	—	167
Benefit obligations	—	—	960	229	—	1,189
Other liabilities	—	—	93	155	(1)	247
Total noncurrent liabilities	—	2,085	1,788	838	(504)	4,207
Total Celanese Corporation stockholders' equity	2,378	2,341	3,363	4,433	(10,137)	2,378
Noncontrolling interests	—	—	—	451	—	451
Total equity	2,378	2,341	3,363	4,884	(10,137)	2,829
Total liabilities and equity	2,378	4,959	6,390	6,852	(11,993)	8,586

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	110	670	—	780
Trade receivables - third party and affiliates	—	—	184	821	(204)	801
Non-trade receivables, net	35	477	2,265	407	(2,943)	241
Inventories, net	—	—	268	613	(99)	782
Deferred income taxes	—	—	39	12	(22)	29
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	6	12	34	(19)	33
Total current assets	35	483	2,910	2,557	(3,287)	2,698
Investments in affiliates	2,784	5,889	4,349	613	(12,759)	876
Property, plant and equipment, net	—	—	1,029	2,704	—	3,733
Deferred income taxes	—	16	211	26	—	253
Other assets	—	653	145	400	(843)	355
Goodwill	—	—	314	435	—	749
Intangible assets, net	—	—	73	59	—	132
Total assets	2,819	7,041	9,031	6,794	(16,889)	8,796
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	1,894	184	290	(2,231)	137
Trade payables - third party and affiliates	—	—	413	548	(204)	757
Other liabilities	1	34	225	402	(230)	432
Deferred income taxes	—	22	—	7	(22)	7
Income taxes payable	—	—	484	45	(524)	5
Total current liabilities	1	1,950	1,306	1,292	(3,211)	1,338
Noncurrent Liabilities
Long-term debt, net of unamortized deferred financing costs	—	2,248	899	208	(769)	2,586
Deferred income taxes	—	—	—	141	—	141
Uncertain tax positions	—	6	16	137	—	159
Benefit obligations	—	—	923	288	—	1,211
Other liabilities	—	53	121	192	(83)	283
Total noncurrent liabilities	—	2,307	1,959	966	(852)	4,380
Total Celanese Corporation stockholders' equity	2,818	2,784	5,766	4,276	(12,826)	2,818
Noncontrolling interests	—	—	—	260	—	260
Total equity	2,818	2,784	5,766	4,536	(12,826)	3,078
Total liabilities and equity	2,819	7,041	9,031	6,794	(16,889)	8,796

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	591	536	529	422	(1,216)	862
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(128)	(104)	—	(232)
Acquisitions, net of cash acquired	—	—	(3)	(3)	—	(6)
Proceeds from sale of businesses and assets, net	—	—	—	4	—	4
Capital expenditures related to Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(20)	(268)	—	(288)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(120)	—	120	—
Intercompany loan receipts (disbursements)	—	(333)	(33)	(15)	381	—
Other, net	—	—	(12)	(24)	—	(36)
Net cash provided by (used in) investing activities	—	(333)	(316)	(410)	501	(558)
Financing Activities
Short-term borrowings (repayments), net	—	383	—	—	(33)	350
Proceeds from short-term borrowings	—	—	—	80	—	80
Repayments of short-term borrowings	—	—	—	(83)	—	(83)
Proceeds from long-term debt	—	15	406	—	(421)	—
Repayments of long-term debt	—	(9)	(74)	(14)	73	(24)
Purchases of treasury stock, including related fees	(420)	—	—	—	—	(420)
Dividends to parent	—	(592)	(624)	—	1,216	—
Contributions from parent	—	—	—	120	(120)	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(174)	—	—	—	—	(174)
Return of capital to parent	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	214	—	214
Other, net	—	—	(10)	(2)	—	(12)
Net cash provided by (used in) financing activities	(591)	(203)	(302)	315	715	(66)
Exchange rate effects on cash and cash equivalents	—	—	—	(51)	—	(51)
Net increase (decrease) in cash and cash equivalents	—	—	(89)	276	—	187
Cash and cash equivalents as of beginning of period	—	—	110	670	—	780
Cash and cash equivalents as of end of period	—	—	21	946	—	967

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	389	498	644	433	(1,002)	962
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(183)	(71)	—	(254)
Acquisitions, net of cash acquired	—	—	(10)	—	—	(10)
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Kelsterbach plant relocation	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(44)	(380)	—	(424)
Return of capital from subsidiary	—	28	51	—	(79)	—
Contributions to subsidiary	—	—	(213)	—	213	—
Intercompany loan receipts (disbursements)	—	(70)	(93)	(75)	238	—
Other, net	—	—	(9)	(8)	—	(17)
Net cash provided by (used in) investing activities	—	(42)	(501)	(534)	372	(705)
Financing Activities
Short-term borrowings (repayments), net	—	93	6	(15)	(93)	(9)
Proceeds from short-term borrowings	—	—	—	62	—	62
Repayments of short-term borrowings	—	—	—	(91)	—	(91)
Proceeds from long-term debt	—	462	75	—	(150)	387
Repayments of long-term debt	—	(611)	(5)	(15)	5	(626)
Purchases of treasury stock, including related fees	(250)	—	—	—	—	(250)
Dividends to parent	—	(390)	(390)	(222)	1,002	—
Contributions from parent	—	—	—	213	(213)	—
Stock option exercises	5	—	—	—	—	5
Series A common stock dividends	(144)	—	—	—	—	(144)
Return of capital to parent	—	—	—	(79)	79	—
Contributions from noncontrolling interests	—	—	—	264	—	264
Other, net	—	(10)	(3)	—	—	(13)
Net cash provided by (used in) financing activities	(389)	(456)	(317)	117	630	(415)
Exchange rate effects on cash and cash equivalents	—	—	—	(46)	—	(46)
Net increase (decrease) in cash and cash equivalents	—	—	(174)	(30)	—	(204)
Cash and cash equivalents as of beginning of period	—	—	284	700	—	984
Cash and cash equivalents as of end of period	—	—	110	670	—	780

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	228	105	766	154	(491)	762
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(156)	(121)	—	(277)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	13	—	13
Capital expenditures related to Kelsterbach plant relocation	—	—	—	(7)	—	(7)
Capital expenditures related to Fairway Methanol LLC	—	—	(93)	—	—	(93)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(20)	—	20	—
Intercompany loan receipts (disbursements)	—	5	(131)	—	126	—
Other, net	—	—	(45)	(13)	—	(58)
Net cash provided by (used in) investing activities	—	5	(445)	(128)	146	(422)
Financing Activities
Short-term borrowings (repayments), net	—	131	(8)	(3)	(131)	(11)
Proceeds from short-term borrowings	—	—	—	177	—	177
Repayments of short-term borrowings	—	—	—	(123)	—	(123)
Proceeds from long-term debt	—	24	50	—	—	74
Repayments of long-term debt	—	(34)	(121)	(48)	5	(198)
Purchases of treasury stock, including related fees	(164)	—	—	—	—	(164)
Dividends to parent	—	(229)	(229)	(33)	491	—
Contributions from parent	—	—	—	20	(20)	—
Stock option exercises	9	—	—	—	—	9
Series A common stock dividends	(83)	—	—	—	—	(83)
Return of capital to parent	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—
Other, net	—	(2)	(4)	(1)	—	(7)
Net cash provided by (used in) financing activities	(238)	(110)	(312)	(11)	345	(326)
Exchange rate effects on cash and cash equivalents	—	—	—	11	—	11
Net increase (decrease) in cash and cash equivalents	(10)	—	9	26	—	25
Cash and cash equivalents as of beginning of period	10	—	275	674	—	959
Cash and cash equivalents as of end of period	—	—	284	700	—	984

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

4.6
Fourth Supplemental Indenture, dated December 1, 2014, among Celanese US Holdings LLC, Celanese U.S. Sales LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on February 6, 2015).

4.7*	Fifth Supplemental Indenture, dated July 8, 2015, among Celanese US Holdings LLC, Celanese Sales U.S. Ltd. and Wells Fargo Bank National Association, as trustee.

10.1†
Credit Agreement, dated April 2, 2007, among Celanese Holdings LLC, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, the Lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, Merrill Lynch Capital Corporation as syndication agent, ABN AMRO Bank N.V., Bank of America, N.A., Citibank NA, and JP Morgan Chase Bank NA, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on May 28, 2010).

10.1(a)
Amended and Restated Credit Agreement, dated September 29, 2010, among Celanese Corporation, Celanese US Holdings LLC, the subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers and guarantors, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities LLC and Banc of Americas Securities LLC as joint lead arrangers and joint book runners, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland PLC, as Co-Documentation Agents, the other lenders party thereto, and certain other agents for such lenders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on September 29, 2010).

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

10.1(f)
Guarantee and Collateral Agreement, dated April 2, 2007, by and among Celanese Holdings LLC, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on May 28, 2010).

10.2
Purchase and Sale Agreement, dated August 28, 2013, among Celanese Acetate LLC, Celanese Ltd., Ticona Polymers, Inc. and CE Receivables LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 3, 2013).

10.2(a)
Amended and Restated Purchase and Sale Agreement, dated February 2, 2015, among Celanese U.S. Sales LLC, Celanese Ltd., Ticona Polymers, Inc., Celanese International Corporation and CE Receivables LLC (incorporated by reference to Exhibit 10.2(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2015).

10.2(b)*
Joinder Agreement, dated August 1, 2015, among Celanese Sales U.S., Ltd., CE Receivables LLC, Celanese US Holdings LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator and purchaser agent, and PNC Bank, National Association, as purchaser agent.

10.2(c)
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

10.2(d)
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

10.2(e)
Second Amendment to Receivables Purchase Agreement, dated October 20, 2014, among CE Receivables LLC, Celanese International Corporation, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2(d) to the Annual Report on Form 10-K filed with the SEC on February 6, 2015).

10.2(f)
Third Amendment to Receivables Purchase Agreement, dated February 2, 2015, among CE Receivables LLC, Celanese International Corporation, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2(e) to the Annual Report on Form 10-K filed with the SEC on February 6, 2015).

10.2(g)*
Omnibus Amendment, dated as of December 1, 2015, with the effect of Amendment No. 1 to the Amended and Restated Purchase and Sale Agreement, and Amendment No. 4 to the Receivables Purchase Agreement, among Celanese International Corporation, Celanese U.S. Sales LLC, Celanese Ltd., Ticona Polymers, Inc., Celanese Sales U.S. Ltd., CE Receivables LLC, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator.

10.2(h)
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

Exhibit Number
Description

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

10.5(b)‡
Form of Amendment to Nonqualified Stock Option Agreement (for employees) between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.5(b) to the Annual Report on Form 10-K (File No. 001-32410) filed with the SEC on February 12, 2010).

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

10.6(b)‡
Form of 2010 Nonqualified Stock Option Award Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on September 13, 2010).

10.6(c)‡	Form of 2011 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.6(d)‡	Form of Nonqualified Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.6(e)‡
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

10.7(a)‡	Form of 2012 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K filed with the SEC on February 8, 2013).

10.7(b)‡	Form of 2012 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6(b) to the Annual Report on Form 10-K filed with the SEC on February 8, 2013).

Exhibit Number
Description

10.7(c)‡	Form of 2013 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 12, 2013).

10.7(d)‡	Form of 2013 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7(d) to the Annual Report on Form 10-K filed with the SEC on February 7, 2014).

10.7(e)‡	Form of 2014-2015 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 22, 2014).

10.7(f)‡	Form of 2014-2015 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 22, 2014).

10.7(g)‡
Form of 2014-2015 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 18, 2014).

10.8‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-158734) filed on April 23, 2009).

10.9‡	Executive Severance Benefits Plan, dated July 21, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on July 27, 2010).

10.9(a)‡
Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on February 12, 2013).

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

10.11(d)‡
Agreement and Amendment, dated March 18, 2013, between Celanese Corporation and Douglas M. Madden (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 19, 2013).

10.11(e)‡
Agreement and General Release, dated May 6, 2014, between Celanese Corporation and Steven M. Sterin (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on October 21, 2014).

10.11(f)‡
Offer Letter, dated May 4, 2015, between Celanese Corporation and Patrick D. Quarles (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 17, 2015).

10.12(a)‡
Change in Control Agreement, dated May 1, 2008, between Celanese Corporation and Christopher W. Jensen (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on July 23, 2008).

10.12(b)‡
Form of 2010 Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on July 29, 2010).

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

Exhibit Number
Description

10.12(e)*‡	Form of 2015 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements.

10.13‡
Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A (File No. 001-32410) filed with the SEC on January 26, 2009).

10.14‡
Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.14(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2015).

10.15*‡	Summary of Non-Employee Director Compensation.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of subsidiaries of Celanese Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

23.2*	Consent of Independent Auditors of CTE Petrochemicals Company, BDO USA, LLP.

23.3*	Consent of Independent Auditors of National Methanol Company, BDO Dr. Mohamed Al-Amri & Co.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited financial statements as of December 31, 2015 and 2014 and for each of the years in the three year period ended December 31, 2015 for CTE Petrochemicals Company.

99.2*	Audited financial statements as of December 31, 2015 and 2014 and for each of the years in the three year period ended December 31, 2015 for National Methanol Company.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*     Filed herewith.
‡ Indicates a management contract or compensatory plan or arrangement.
†     Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the SEC.