Form 10-Q
period 2016-03-31
Celanese Corp
filed 2016-04-19
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of April 12, 2016 was 147,445,193.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2016

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(In $ millions, except share and per share data)
Net sales	1,404	1,450
Cost of sales	(1,014)	(1,069)
Gross profit	390	381
Selling, general and administrative expenses	(80)	(98)
Amortization of intangible assets	(2)	(3)
Research and development expenses	(19)	(20)
Other (charges) gains, net	(5)	(5)
Foreign exchange gain (loss), net	3	3
Gain (loss) on disposition of businesses and assets, net	—	(1)
Operating profit (loss)	287	257
Equity in net earnings (loss) of affiliates	38	48
Interest expense	(33)	(27)
Refinancing expense	(2)	—
Interest income	1	—
Dividend income - cost investments	27	28
Other income (expense), net	—	—
Earnings (loss) from continuing operations before tax	318	306
Income tax (provision) benefit	(60)	(72)
Earnings (loss) from continuing operations	258	234
Earnings (loss) from operation of discontinued operations	1	—
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	1	—
Net earnings (loss)	259	234
Net (earnings) loss attributable to noncontrolling interests	(2)	2
Net earnings (loss) attributable to Celanese Corporation	257	236
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	256	236
Earnings (loss) from discontinued operations	1	—
Net earnings (loss)	257	236
Earnings (loss) per common share - basic
Continuing operations	1.74	1.54
Discontinued operations	—	—
Net earnings (loss) - basic	1.74	1.54
Earnings (loss) per common share - diluted
Continuing operations	1.73	1.53
Discontinued operations	—	—
Net earnings (loss) - diluted	1.73	1.53
Weighted average shares - basic	147,413,234	153,216,510
Weighted average shares - diluted	148,131,114	153,901,562

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2016	2015
	(In $ millions)
Net earnings (loss)	259	234
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	—
Foreign currency translation	64	(156)
Gain (loss) on cash flow hedges	—	2
Pension and postretirement benefits	—	(3)
Total other comprehensive income (loss), net of tax	65	(157)
Total comprehensive income (loss), net of tax	324	77
Comprehensive (income) loss attributable to noncontrolling interests	(2)	2
Comprehensive income (loss) attributable to Celanese Corporation	322	79

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2016	As of December 31, 2015
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2016: $18; 2015: $7)	716	967
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2016: $6; 2015: $6; variable interest entity restricted - 2016: $5; 2015: $6)	830	706
Non-trade receivables, net	212	285
Inventories	667	682
Deferred income taxes	—	68
Marketable securities, at fair value	31	30
Other assets	47	49
Total current assets	2,503	2,787
Investments in affiliates	870	838
Property, plant and equipment (net of accumulated depreciation - 2016: $2,132; 2015: $2,039; variable interest entity restricted - 2016: $763; 2015: $772)	3,640	3,609
Deferred income taxes	236	222
Other assets (variable interest entity restricted - 2016: $10; 2015: $13)	296	300
Goodwill	722	705
Intangible assets (net of accumulated amortization - 2016: $546; 2015: $528; variable interest entity restricted - 2016: $27; 2015: $27)	125	125
Total assets	8,392	8,586
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	116	513
Trade payables - third party and affiliates	574	587
Other liabilities	280	330
Deferred income taxes	—	30
Income taxes payable	125	90
Total current liabilities	1,095	1,550
Long-term debt, net of unamortized deferred financing costs	2,487	2,468
Deferred income taxes	116	136
Uncertain tax positions	176	167
Benefit obligations	1,176	1,189
Other liabilities	244	247
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2016 and 2015: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2016: 167,355,679 issued and 147,439,189 outstanding; 2015: 166,698,787 issued and 146,782,297 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2016 and 2015: 0 issued and outstanding)	—	—
Treasury stock, at cost (2016 and 2015: 19,916,490 shares)	(1,031)	(1,031)
Additional paid-in capital	125	136
Retained earnings	3,834	3,621
Accumulated other comprehensive income (loss), net	(283)	(348)
Total Celanese Corporation stockholders' equity	2,645	2,378
Noncontrolling interests	453	451
Total equity	3,098	2,829
Total liabilities and equity	8,392	8,586
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Three Months Ended March 31, 2016
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	146,782,297	—
Stock option exercises	30,000	—
Purchases of treasury stock	—	—
Stock awards	626,892	—
Balance as of the end of the period	147,439,189	—
Treasury Stock
Balance as of the beginning of the period	19,916,490	(1,031)
Purchases of treasury stock, including related fees	—	—
Balance as of the end of the period	19,916,490	(1,031)
Additional Paid-In Capital
Balance as of the beginning of the period		136
Stock-based compensation, net of tax		(12)
Stock option exercises, net of tax		1
Balance as of the end of the period		125
Retained Earnings
Balance as of the beginning of the period		3,621
Net earnings (loss) attributable to Celanese Corporation		257
Series A common stock dividends		(44)
Balance as of the end of the period		3,834
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(348)
Other comprehensive income (loss), net of tax		65
Balance as of the end of the period		(283)
Total Celanese Corporation stockholders' equity		2,645
Noncontrolling Interests
Balance as of the beginning of the period		451
Net earnings (loss) attributable to noncontrolling interests		2
Contributions from noncontrolling interests		—
Balance as of the end of the period		453
Total equity		3,098

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(In $ millions)
Operating Activities
Net earnings (loss)	259	234
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	—	—
Depreciation, amortization and accretion	74	68
Pension and postretirement net periodic benefit cost	(13)	(12)
Pension and postretirement contributions	(14)	(29)
Deferred income taxes, net	(2)	5
(Gain) loss on disposition of businesses and assets, net	—	1
Stock-based compensation	10	12
Undistributed earnings in unconsolidated affiliates	(1)	39
Other, net	4	3
Operating cash provided by (used in) discontinued operations	(1)	(1)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(111)	(34)
Inventories	29	6
Other assets	40	45
Trade payables - third party and affiliates	(8)	(58)
Other liabilities	21	(9)
Net cash provided by (used in) operating activities	287	270
Investing Activities
Capital expenditures on property, plant and equipment	(70)	(64)
Acquisitions, net of cash acquired	—	—
Proceeds from sale of businesses and assets, net	—	—
Capital expenditures related to Fairway Methanol LLC	—	(98)
Other, net	(5)	(11)
Net cash provided by (used in) investing activities	(75)	(173)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(344)	4
Proceeds from short-term borrowings	8	16
Repayments of short-term borrowings	(63)	(29)
Proceeds from long-term debt	170	—
Repayments of long-term debt	(177)	(6)
Purchases of treasury stock, including related fees	—	—
Stock option exercises	1	—
Series A common stock dividends	(44)	(38)
Contributions from noncontrolling interests	—	80
Other, net	(24)	(10)
Net cash provided by (used in) financing activities	(473)	17
Exchange rate effects on cash and cash equivalents	10	(43)
Net increase (decrease) in cash and cash equivalents	(251)	71
Cash and cash equivalents as of beginning of period	967	780
Cash and cash equivalents as of end of period	716	851

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2016 and 2015 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP may have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2015, filed on February 5, 2016 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.
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

Change in estimate regarding pension and other postretirement benefits
Beginning in 2016, the Company elected to change the method used to estimate the service and interest cost components of net periodic benefit cost for its significant defined benefit pension plans and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of net periodic benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change improves the correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of service and interest costs. This change does not affect the measurement of the Company's total benefit obligations as the change in service and interest cost will be completely offset in the annual actuarial (gain) loss reported. The Company has accounted for this change as a change in estimate and, accordingly, has accounted for it prospectively beginning in 2016. The Company's adoption of the full yield curve approach will reduce 2016 service and interest cost by approximately $29 million as compared to the previous method.
The discount rates used to measure service and interest cost during 2016 and the discount rates that would have been used for service and interest cost under the Company's previous estimation methodology are as follows:

	Pension Benefits		Postretirement Benefits
	US	International	US	International
	(In percentages)
Single weighted average discount rate approach
Service and interest cost	4.2	2.6	4.0	3.6

Full yield curve approach(1)
Service cost	4.5	3.1	4.2	3.8
Interest cost	3.4	2.2	3.1	3.1
______________________________

(1)	Represents the weighted average effective interest rate.
2. Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its financial statements and related disclosures.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt ASU 2015-17 prospectively during the three months ended March 31, 2016 in accordance with the FASB's disclosure simplification initiatives. The adoption of this ASU resulted in a reclassification from current to noncurrent deferred tax assets and deferred tax liabilities of $68 million and $30 million, respectively. Prior periods were not adjusted.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 applies to inventory that is measured using the first-in, first-out ("FIFO") or average cost method and requires measurement of that inventory at the lower of cost and net realizable value, instead of lower of cost or market. ASU 2015-11 further clarifies the definition of net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company early adopted ASU 2015-11 prospectively during the three months ended March 31, 2016 in accordance with the FASB's disclosure simplification initiatives. The adoption of this ASU did not have a material impact on the Company's financial statements or related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Cash and cash equivalents	18	7
Trade receivables, net - third party & affiliate	10	12
Property, plant and equipment (net of accumulated depreciation - 2016: $20; 2015: $10)	763	772
Intangible assets (net of accumulated amortization - 2016: $0; 2015: $0)	27	27
Other assets	10	13
Total assets(1)	828	831

Trade payables	7	9
Other liabilities(2)	3	5
Long-term debt	5	5
Deferred income taxes	2	2
Total liabilities	17	21
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of March 31, 2016 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Property, plant and equipment, net	70	73

Trade payables	52	47
Current installments of long-term debt	10	10
Long-term debt	106	109
Total liabilities	168	166

Maximum exposure to loss	267	268
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

4. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 9) as follows:

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Amortized cost	31	30
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	31	30
5. Inventories

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Finished goods	491	498
Work-in-process	39	43
Raw materials and supplies	137	141
Total	667	682
6. Current Other Liabilities

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Asset retirement obligations	8	10
Benefit obligations (Note 9)	31	31
Customer rebates	27	45
Derivatives (Note 14)	3	2
Environmental (Note 10)	13	11
Insurance	9	10
Interest	16	16
Restructuring (Note 12)	26	30
Salaries and benefits	68	109
Sales and use tax/foreign withholding tax payable	21	13
Other	58	53
Total	280	330

7. Noncurrent Other Liabilities

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Asset retirement obligations	24	26
Deferred proceeds	44	43
Deferred revenue	12	13
Environmental (Note 10)	58	61
Income taxes payable	7	7
Insurance	50	50
Other	49	47
Total	244	247
8. Debt

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	58	56
Short-term borrowings, including amounts due to affiliates(1)	58	52
Revolving credit facility(2)	—	350
Accounts receivable securitization facility(3)	—	55
Total	116	513
______________________________

(1)	The weighted average interest rate was 2.8% and 3.3% as of March 31, 2016 and December 31, 2015, respectively.

(2)	The weighted average interest rate was 1.8% as of December 31, 2015.

(3)	The weighted average interest rate was 0.8% as of December 31, 2015.

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016	31	30
Senior credit facilities - Term C-3 loan due 2018	883	878
Senior unsecured notes due 2019, interest rate of 3.250%	342	327
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.70% to 6.70%	—	169
Refunding loan for pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	170	—
Obligations under capital leases due at various dates through 2054	237	238
Subtotal	2,563	2,542
Unamortized debt issuance costs(1)	(18)	(18)
Current installments of long-term debt	(58)	(56)
Total	2,487	2,468
______________________________

(1)	Related to the Company's long-term debt, excluding obligations under capital leases.
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

As of March 31, 2016, the margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR") and the margin for borrowings under the Term C-3 loan facility was 2.25% above LIBOR (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable. As of March 31, 2016, the margin for borrowings under the revolving credit facility was 1.5% above LIBOR. The margin for borrowings under the revolving credit facility is subject to increase or decrease in certain circumstances based on changes in the corporate credit ratings of Celanese or Celanese US.
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
The Company's amended first lien senior secured leverage ratios under the revolving credit facility are as follows:

As of March 31, 2016
Maximum	Estimate	Estimate, If Fully Drawn
3.90	0.67	1.30
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
Pollution Control and Industrial Revenue Bonds
On March 3, 2016, the State of Wisconsin Public Finance Authority ("PFA") completed an offering of exempt facilities refunding revenue bonds ("Bonds"), the proceeds of which were loaned to Celanese US and used to repay the pollution control and industrial revenue bonds previously issued for the benefit of the Company. The Bonds were issued under an indenture between the PFA and Wells Fargo Bank, National Association, as trustee. Payment of the principal, redemption premium, if any, and interest on the Bonds is unconditionally guaranteed by Celanese and certain of its subsidiaries. The loan agreement in the amount of $170 million between the PFA and Celanese US contains covenants substantially similar to those applicable to the Senior Notes. In connection with the refinancing, the Company recorded deferred financing costs of $2 million during the three months ended March 31, 2016, which are being amortized over the terms of the Bonds. The Company accelerated amortization of deferred financing costs and other refinancing expenses of $2 million related to the refinancing, which are included in Refinancing expense in the unaudited interim consolidated statements of operations.
The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2016.

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
The Company's balances available for borrowing are as follows:

	As of March 31, 2016
	(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—	(1)
Letters of credit issued	—
Available for borrowing	900
Accounts Receivable Securitization Facility
Borrowings outstanding	—	(2)
Letters of credit issued	52
Available for borrowing	61
Total borrowing base	113

Maximum borrowing base	120	(3)
______________________________

(1)	The Company borrowed $245 million and repaid $595 million during the three months ended March 31, 2016.

(2)	The Company repaid $55 million during the three months ended March 31, 2016.

(3)	Outstanding accounts receivable transferred by the Originators to the Transferor was $136 million.
9. Benefit Obligations
Beginning in 2016, the Company elected to use a full yield curve approach in the estimation of the service and interest cost components of net periodic benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows (Note 1). The Company's adoption of the full yield curve approach will reduce 2016 service and interest cost by approximately $29 million as compared to the previous method.
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2016		2015
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	3	—
Interest cost	28	1	35	1
Expected return on plan assets	(44)	—	(52)	—
Amortization of prior service cost (credit), net	—	(1)	—	—
Special termination benefit	1	—	1	—
Total	(13)	—	(13)	1

Benefit obligation funding is as follows:

	As of March 31, 2016	Total Expected 2016
	(In $ millions)
Cash contributions to defined benefit pension plans	7	23
Benefit payments to nonqualified pension plans	6	22
Benefit payments to other postretirement benefit plans	1	4
Cash contributions to German multiemployer defined benefit pension plans(1)	2	8
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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
The components of environmental remediation reserves are as follows:

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Demerger obligations (Note 16)	20	22
Divestiture obligations (Note 16)	17	17
Active sites	18	18
US Superfund sites	13	13
Other environmental remediation reserves	3	2
Total	71	72
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
One such site is the Lower Passaic River Study Area, which is the lower 17-mile stretch of the Passaic River ("Site"). The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Site in order to identify the levels of contaminants and potential cleanup actions. Work on the RI/FS is ongoing, with a goal to complete it in 2017.
On March 3, 2016, the EPA issued its final record of decision concerning the remediation of the lower 8.3 miles of the Site ("Lower 8.3 Miles"). The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. Pursuant to the decision, the Lower 8.3 Miles must be dredged bank to bank and an engineered cap must be installed at an estimated cost of approximately $1.4 billion. The Company is vigorously defending this matter and currently believes that its ultimate allocable share of the cleanup costs, estimated at less than 1%, will not be material.
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
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2015	20	0.30	1.20	May 2015
Treasury Stock

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2016
	2016	2015
Shares repurchased	—	—	27,307,796
Average purchase price per share	$—	$—	$48.90
Cash paid for repurchased shares (in millions)	$—	$—	$1,335
Aggregate Board of Directors repurchase authorizations during the period (in millions)(1)	$—	$—	$2,366
______________________________

(1)
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

Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	—	1	—	—	—
Foreign currency translation	70	(6)	64	(150)	(6)	(156)
Gain (loss) on cash flow hedges	—	—	—	3	(1)	2
Pension and postretirement benefits	—	—	—	—	(3)	(3)
Total	71	(6)	65	(147)	(10)	(157)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 4)	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretirement Benefits (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2015	1	(339)	(2)	(8)	(348)
Other comprehensive income (loss) before reclassifications	1	70	—	(1)	70
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	1	1
Income tax (provision) benefit	—	(6)	—	—	(6)
As of March 31, 2016	2	(275)	(2)	(8)	(283)
12. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2016		2015
	(In $ millions)
Employee termination benefits	(5)	(1)	(4)
Commercial disputes	—		(1)
Total	(5)		(5)
______________________________

(1)	Includes $1 million of special termination benefits included in Benefit obligations in the unaudited consolidated balance sheets and is included in the Company's Other Activities segment.
During the three months ended March 31, 2016 and 2015, the Company recorded $5 million and $4 million, respectively, of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers. During the three months ended March 31, 2015, the Company also recorded $1 million of damages in connection with the settlement of a claim by a raw materials supplier. The commercial dispute resolution is included in the Acetyl Intermediates segment.

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2015	3	14	6	1	6	30
Additions	1	—	1	—	2	4
Cash payments	(2)	(2)	(4)	—	(1)	(9)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	1	—	—	—	1
As of March 31, 2016	2	13	3	1	7	26
Other Plant/Office Closures
As of December 31, 2015	—	—	—	—	—	—
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of March 31, 2016	—	—	—	—	—	—
Total	2	13	3	1	7	26
13. Income Taxes

	Three Months Ended March 31,
	2016	2015
	(In percentages)
Effective income tax rate	19	24
In 2015, the Company established a centralized European headquarters for the purpose of improving the operational efficiencies and profitability of its European operations and certain global product lines. These activities have a direct impact on the Company's mix of earnings and product flows and will result in both favorable and unfavorable tax impacts in the jurisdictions in which the Company operates.
The lower effective income tax rate for the three months ended March 31, 2016 is primarily due to decreases in losses that provide no tax benefit and favorable changes in the mix of jurisdictional earnings partially attributable to the implementation of the Company's centralized European headquarters.
For the three months ended March 31, 2016, the Company's uncertain tax positions increased $11 million, primarily due to exchange rate fluctuations.
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
14. Derivative Financial Instruments
Interest Rate Swaps
During 2014, the Company fixed the LIBOR portion of its US dollar denominated variable rate borrowings (Note 8) with interest rate swap derivative arrangements. The interest rate swaps with a notional value of $500 million expired on January 2, 2016.

Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Total	457	502
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
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2016	2015	2016	2015
	(In $ millions)
Designated as Cash Flow Hedges
Cross-currency swaps	—	—	—	46	Other income (expense), net; Interest expense
Total	—	—	—	46

Designated as Net Investment Hedges
3.250% Notes(1)	(5)	41	—	—	Foreign currency translation
Term C-2 and Term C-3 loans(2)	(1)	8	—	—	Foreign currency translation
Total	(6)	49	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	7	(68)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	7	(68)
______________________________

(1)	During the three months ended March 31, 2016, the Company dedesignated €260 million of its 3.250% Notes as a net investment hedge.

(2)	During the three months ended December 31, 2015, the Company dedesignated the Euro-based principal amount of its Term C-3 loan as a net investment hedge.
See Note 15 - Fair Value Measurements for further information regarding the fair value of the Company's derivative instruments.
Certain of the Company's foreign currency forwards and swaps permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement.

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Derivative Assets
Gross amount recognized	4	2
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	4	2
Gross amount not offset in the consolidated balance sheets	2	—
Net amount	2	2

	As of March 31, 2016	As of December 31, 2015
	(In $ millions)
Derivative Liabilities
Gross amount recognized	3	2
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	3	2
Gross amount not offset in the consolidated balance sheets	2	—
Net amount	1	2
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of March 31, 2016
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	4	4	Current Other assets
Total assets	—	4	4
Designated as Net Investment Hedges
3.250% Notes(1)	—	—	—	Long-term Debt
Term C-2 loans(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)
As of December 31, 2015
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	2	2
Designated as a Net Investment Hedge
3.250% Notes(1)	—	—	—	Long-term Debt
Term C-2 loans(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(2)	(2)
______________________________

(1)	Included in the unaudited consolidated balance sheets at carrying amount.
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2016
Cost investments	151	—	—	—
Insurance contracts in nonqualified trusts	55	55	—	55
Long-term debt, including current installments of long-term debt	2,563	2,397	237	2,634
As of December 31, 2015
Cost investments	151	—	—	—
Insurance contracts in nonqualified trusts	55	55	—	55
Long-term debt, including current installments of long-term debt	2,542	2,348	238	2,586
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
As of March 31, 2016 and December 31, 2015, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
16. Commitments and Contingencies
Commitments
Guarantees
The Company has agreed to guarantee or indemnify third parties for environmental and other liabilities pursuant to a variety of agreements, including asset and business divestiture agreements, leases, settlement agreements and various agreements with affiliated companies. Although many of these obligations contain monetary and/or time limitations, others do not provide such limitations. The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims. These known obligations include the following:

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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2016 are $72 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $202 million as of March 31, 2016. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2016, the Company had unconditional purchase obligations of $2.9 billion, which extend through 2036.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe any outcomes from these matters would be material to our results of operations, cash flows or financial position.
17. Segment Information

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended March 31, 2016
Net sales	350	244	253	663	(1)	—	(106)	1,404
Other (charges) gains, net	(1)	—	(1)	—		(3)	—	(5)
Operating profit (loss)	88	78	31	114		(24)	—	287
Equity in net earnings (loss) of affiliates	31	1	—	1		5	—	38
Depreciation and amortization	24	11	8	27		3	—	73
Capital expenditures	19	9	18	9		3	—	58	(2)
	As of March 31, 2016
Goodwill and intangible assets, net	344	253	49	201		—	—	847
Total assets	2,445	1,471	758	2,360		1,358	—	8,392
	Three Months Ended March 31, 2015
Net sales	343	227	282	713	(1)	—	(115)	1,450
Other (charges) gains, net	(1)	—	(1)	(1)		(2)	—	(5)
Operating profit (loss)	59	62	29	131		(24)	—	257
Equity in net earnings (loss) of affiliates	43	—	—	1		4	—	48
Depreciation and amortization	25	11	10	19		2	—	67
Capital expenditures	17	26	6	96		1	—	146	(2)
	As of December 31, 2015
Goodwill and intangible assets, net	338	249	49	194		—	—	830
Total assets	2,324	1,458	747	2,387		1,670	—	8,586
______________________________

(1)	Net sales for Acetyl Intermediates includes intersegment sales of $106 million and $115 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes a decrease in accrued capital expenditures of $12 million and $16 million for the three months ended March 31, 2016 and 2015, respectively.

18. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2016	2015
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	256	236
Earnings (loss) from discontinued operations	1	—
Net earnings (loss)	257	236

Weighted average shares - basic	147,413,234	153,216,510
Incremental shares attributable to equity awards	717,880	685,052
Weighted average shares - diluted	148,131,114	153,901,562
During the three months ended March 31, 2016 and 2015, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the three months ended March 31, 2016 and 2015 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	583	1,139	(318)	1,404
Cost of sales	—	—	(441)	(891)	318	(1,014)
Gross profit	—	—	142	248	—	390
Selling, general and administrative expenses	—	—	(17)	(63)	—	(80)
Amortization of intangible assets	—	—	(1)	(1)	—	(2)
Research and development expenses	—	—	(8)	(11)	—	(19)
Other (charges) gains, net	—	—	—	(5)	—	(5)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	1	—	—
Operating profit (loss)	—	—	115	172	—	287
Equity in net earnings (loss) of affiliates	256	274	173	37	(702)	38
Interest expense	—	(15)	(15)	(8)	5	(33)
Refinancing expense	—	—	(2)	—	—	(2)
Interest income	—	2	1	2	(4)	1
Dividend income - cost investments	—	—	—	27	—	27
Other income (expense), net	—	—	—	—	—	—
Earnings (loss) from continuing operations before tax	256	261	272	230	(701)	318
Income tax (provision) benefit	—	(5)	(30)	(25)	—	(60)
Earnings (loss) from continuing operations	256	256	242	205	(701)	258
Earnings (loss) from operation of discontinued operations	—	—	—	1	—	1
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	1	—	1
Net earnings (loss)	256	256	242	206	(701)	259
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	256	256	242	204	(701)	257

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	658	1,133	(341)	1,450
Cost of sales	—	—	(431)	(984)	346	(1,069)
Gross profit	—	—	227	149	5	381
Selling, general and administrative expenses	—	—	(24)	(74)	—	(98)
Amortization of intangible assets	—	—	(1)	(2)	—	(3)
Research and development expenses	—	—	(10)	(10)	—	(20)
Other (charges) gains, net	—	—	(3)	(2)	—	(5)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	1	—	(1)
Operating profit (loss)	—	—	187	65	5	257
Equity in net earnings (loss) of affiliates	235	279	92	40	(598)	48
Interest expense	—	(43)	(5)	(12)	33	(27)
Refinancing expense	—	—	—	—	—	—
Interest income	—	8	19	6	(33)	—
Dividend income - cost investments	—	—	—	28	—	28
Other income (expense), net	—	—	—	—	—	—
Earnings (loss) from continuing operations before tax	235	244	293	127	(593)	306
Income tax (provision) benefit	1	(9)	(53)	(10)	(1)	(72)
Earnings (loss) from continuing operations	236	235	240	117	(594)	234
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	236	235	240	117	(594)	234
Net (earnings) loss attributable to noncontrolling interests	—	—	—	2	—	2
Net earnings (loss) attributable to Celanese Corporation	236	235	240	119	(594)	236

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	256	256	242	206	(701)	259
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	—	1	(2)	1
Foreign currency translation	64	64	54	82	(200)	64
Gain (loss) on cash flow hedges	—	—	—	—	—	—
Pension and postretirement benefits	—	—	—	1	(1)	—
Total other comprehensive income (loss), net of tax	65	65	54	84	(203)	65
Total comprehensive income (loss), net of tax	321	321	296	290	(904)	324
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	321	321	296	288	(904)	322

	Three Months Ended March 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	236	235	240	117	(594)	234
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(156)	(156)	(170)	(211)	537	(156)
Gain (loss) on cash flow hedges	2	2	5	2	(9)	2
Pension and postretirement benefits	(3)	(3)	(3)	—	6	(3)
Total other comprehensive income (loss), net of tax	(157)	(157)	(168)	(209)	534	(157)
Total comprehensive income (loss), net of tax	79	78	72	(92)	(60)	77
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	2	—	2
Comprehensive income (loss) attributable to Celanese Corporation	79	78	72	(90)	(60)	79

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of March 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	1	—	345	370	—	716
Trade receivables - third party and affiliates	—	—	163	847	(180)	830
Non-trade receivables, net	38	586	269	302	(983)	212
Inventories, net	—	—	224	493	(50)	667
Deferred income taxes	—	—	—	—	—	—
Marketable securities, at fair value	—	—	31	—	—	31
Other assets	—	67	24	72	(116)	47
Total current assets	39	653	1,056	2,084	(1,329)	2,503
Investments in affiliates	2,607	4,078	3,483	770	(10,068)	870
Property, plant and equipment, net	—	—	1,006	2,634	—	3,640
Deferred income taxes	—	—	195	66	(25)	236
Other assets	—	280	149	228	(361)	296
Goodwill	—	—	314	408	—	722
Intangible assets, net	—	—	50	75	—	125
Total assets	2,646	5,011	6,253	6,265	(11,783)	8,392
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	40	136	178	(238)	116
Trade payables - third party and affiliates	—	—	235	519	(180)	574
Other liabilities	1	66	199	319	(305)	280
Deferred income taxes	—	—	—	—	—	—
Income taxes payable	—	—	562	120	(557)	125
Total current liabilities	1	106	1,132	1,136	(1,280)	1,095
Noncurrent Liabilities
Long-term debt	—	2,268	403	185	(369)	2,487
Deferred income taxes	—	22	—	119	(25)	116
Uncertain tax positions	—	8	30	138	—	176
Benefit obligations	—	—	940	236	—	1,176
Other liabilities	—	—	91	153	—	244
Total noncurrent liabilities	—	2,298	1,464	831	(394)	4,199
Total Celanese Corporation stockholders' equity	2,645	2,607	3,657	3,845	(10,109)	2,645
Noncontrolling interests	—	—	—	453	—	453
Total equity	2,645	2,607	3,657	4,298	(10,109)	3,098
Total liabilities and equity	2,646	5,011	6,253	6,265	(11,783)	8,392

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	21	946	—	967
Trade receivables - third party and affiliates	—	—	132	722	(148)	706
Non-trade receivables, net	37	580	298	522	(1,152)	285
Inventories, net	—	—	258	474	(50)	682
Deferred income taxes	—	—	19	68	(19)	68
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	12	28	40	(31)	49
Total current assets	37	592	786	2,772	(1,400)	2,787
Investments in affiliates	2,341	3,947	3,909	738	(10,097)	838
Property, plant and equipment, net	—	—	1,001	2,608	—	3,609
Deferred income taxes	—	2	178	42	—	222
Other assets	—	418	151	227	(496)	300
Goodwill	—	—	314	391	—	705
Intangible assets, net	—	—	51	74	—	125
Total assets	2,378	4,959	6,390	6,852	(11,993)	8,586
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	479	181	213	(360)	513
Trade payables - third party and affiliates	—	—	240	495	(148)	587
Other liabilities	—	28	281	283	(262)	330
Deferred income taxes	—	26	—	23	(19)	30
Income taxes payable	—	—	537	116	(563)	90
Total current liabilities	—	533	1,239	1,130	(1,352)	1,550
Noncurrent Liabilities
Long-term debt	—	2,078	706	187	(503)	2,468
Deferred income taxes	—	—	—	136	—	136
Uncertain tax positions	—	7	29	131	—	167
Benefit obligations	—	—	960	229	—	1,189
Other liabilities	—	—	93	155	(1)	247
Total noncurrent liabilities	—	2,085	1,788	838	(504)	4,207
Total Celanese Corporation stockholders' equity	2,378	2,341	3,363	4,433	(10,137)	2,378
Noncontrolling interests	—	—	—	451	—	451
Total equity	2,378	2,341	3,363	4,884	(10,137)	2,829
Total liabilities and equity	2,378	4,959	6,390	6,852	(11,993)	8,586

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	44	47	(1)	309	(112)	287
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(38)	(32)	—	(70)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	—	—	—	—
Return of capital from subsidiary	—	136	734	—	(870)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	138	3	90	(231)	—
Other, net	—	—	(3)	(2)	—	(5)
Net cash provided by (used in) investing activities	—	274	696	56	(1,101)	(75)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(353)	6	—	3	(344)
Proceeds from short-term borrowings	—	—	—	8	—	8
Repayments of short-term borrowings	—	—	—	(63)	—	(63)
Proceeds from long-term debt	—	250	325	—	(405)	170
Repayments of long-term debt	—	(172)	(634)	(4)	633	(177)
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends to parent	—	(44)	(68)	—	112	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	1
Series A common stock dividends	(44)	—	—	—	—	(44)
Return of capital to parent	—	—	—	(870)	870	—
Contributions from noncontrolling interests	—	—	—	—	—	—
Other, net	—	(2)	—	(22)	—	(24)
Net cash provided by (used in) financing activities	(43)	(321)	(371)	(951)	1,213	(473)
Exchange rate effects on cash and cash equivalents	—	—	—	10	—	10
Net increase (decrease) in cash and cash equivalents	1	—	324	(576)	—	(251)
Cash and cash equivalents as of beginning of period	—	—	21	946	—	967
Cash and cash equivalents as of end of period	1	—	345	370	—	716

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	38	18	79	211	(76)	270
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(39)	(25)	—	(64)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(5)	(93)	—	(98)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(16)	—	16	—
Intercompany loan receipts (disbursements)	—	1	(21)	—	20	—
Other, net	—	—	(9)	(2)	—	(11)
Net cash provided by (used in) investing activities	—	1	(90)	(120)	36	(173)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	21	5	(1)	(21)	4
Proceeds from short-term borrowings	—	—	—	16	—	16
Repayments of short-term borrowings	—	—	—	(29)	—	(29)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(2)	(1)	(4)	1	(6)
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends to parent	—	(38)	(38)	—	76	—
Contributions from parent	—	—	—	16	(16)	—
Stock option exercises	—	—	—	—	—	—
Series A common stock dividends	(38)	—	—	—	—	(38)
Return of capital to parent	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	80	—	80
Other, net	—	—	(9)	(1)	—	(10)
Net cash provided by (used in) financing activities	(38)	(19)	(43)	77	40	17
Exchange rate effects on cash and cash equivalents	—	—	—	(43)	—	(43)
Net increase (decrease) in cash and cash equivalents	—	—	(54)	125	—	71
Cash and cash equivalents as of beginning of period	—	—	110	670	—	780
Cash and cash equivalents as of end of period	—	—	56	795	—	851

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2015 filed on February 5, 2016 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2015 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2015 Form 10-K.
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
See Part I - Item 1A. Risk Factors of our 2015 Form 10-K and subsequent periodic filings we make with the SEC for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2016	2015	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,404	1,450	(46)
Gross profit	390	381	9
Selling, general and administrative ("SG&A") expenses	(80)	(98)	18
Other (charges) gains, net	(5)	(5)	—
Operating profit (loss)	287	257	30
Equity in net earnings of affiliates	38	48	(10)
Interest expense	(33)	(27)	(6)
Refinancing expense	(2)	—	(2)
Dividend income - cost investments	27	28	(1)
Earnings (loss) from continuing operations before tax	318	306	12
Earnings (loss) from continuing operations	258	234	24
Earnings (loss) from discontinued operations	1	—	1
Net earnings (loss)	259	234	25
Net earnings (loss) attributable to Celanese Corporation	257	236	21
Other Data
Depreciation and amortization	73	67	6
SG&A expenses as a percentage of Net sales	5.7%	6.8%
Operating margin(1)	20.4%	17.7%
Other (charges) gains, net
Employee termination benefits	(5)	(4)	(1)
Commercial disputes	—	(1)	1
Total Other (charges) gains, net	(5)	(5)	—
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2016	As of December 31, 2015
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	716	967

Short-term borrowings and current installments of long-term debt - third party and affiliates	116	513
Long-term debt, net of unamortized deferred financing costs	2,487	2,468
Total debt	2,603	2,981

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	5	(2)	(1)	—	2
Consumer Specialties	17	(9)	—	—	8
Industrial Specialties	—	(9)	(1)	—	(10)
Acetyl Intermediates	6	(13)	(2)	2	(7)
Total Company	7	(10)	(2)	1	(4)
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Service cost	—	—	(1)	—	—	(1)
Interest cost and expected return on plan assets	—	—	—	—	1	1
Recognized actuarial (gain) loss	—	—	—	—	—	—
Amortization of prior service cost (credit), net	—	—	(1)	—	—	(1)
Special termination benefit	—	—	—	—	—	—
Total	—	—	(2)	—	1	(1)

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Cost of sales	—	—	(1)	—	—	(1)
SG&A expenses	—	—	(1)	—	—	(1)
Research and development expenses	—	—	—	—	—	—
Other (charges) gains, net	—	—	—	—	1	1
Total	—	—	(2)	—	1	(1)
See Note 9 - Benefit Obligations in the accompanying unaudited interim consolidated financial statements for further information.

Consolidated Results
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net sales decreased $46 million, or 3.2%, for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	lower acetic acid and vinyl acetate monomer ("VAM") pricing in our Acetyl Intermediates segment;

•	lower pricing in our Industrial Specialties segment; and

•	unfavorable currency impacts across most of our business segments resulting from a strong US dollar relative to the Euro;
partially offset by:

•	higher VAM volume in our Acetyl Intermediates segment; and

•	higher acetate tow volume in our Consumer Specialties segment.
Operating profit increased $30 million, or 11.7%, for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	a decrease in SG&A and lower raw material costs across all of our business segments;
partially offset by:

•	a decrease in Net sales.
As a percentage of Net sales, SG&A expenses decreased from 6.8% to 5.7% for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to productivity initiatives in most of our business segments.
Equity in net earnings (loss) of affiliates decreased $10 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•
a decrease in equity investment earnings of $17 million from our Ibn Sina strategic affiliate as a result of lower pricing for methanol and methyl tertiary-butyl ether ("MTBE") and higher raw material costs.

Our effective income tax rate for the three months ended March 31, 2016 was 19% compared to 24% for the same period in 2015. The lower effective income tax rate for the three months ended March 31, 2016 is primarily due to:

•	decreases in losses that provide no tax benefit; and

•	favorable changes in the mix of jurisdictional earnings partially attributable to the implementation of our centralized European headquarters.
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
Assuming no material changes to tax rules and regulations or cash repatriation plans, we expect to realize operational savings in connection with the establishment of our centralized European headquarters, which will directly impact the mix of our earnings and may result in favorable income tax impacts in subsequent years. Our effective tax rate will vary based on the jurisdictions in which income is actually generated and remains subject to potential volatility from changing tax legislation in the US and other tax jurisdictions. We continue to assess our business model and its impact in various jurisdictions. On April 4, 2016, the US Department of the Treasury announced the issuance of temporary and proposed regulations regarding corporate tax inversions and related earnings stripping. These regulations include provisions that may be interpreted to impact other common tax structures including intercompany financing and obligations. The US Department of Treasury still needs to provide clarification on these regulations and proposals.
Business Segments
Advanced Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	350	343	7	2.0%
Net Sales Variance
Volume	5%
Price	(2)%
Currency	(1)%
Other	—%
Other (charges) gains, net	(1)	(1)	—	—%
Operating profit (loss)	88	59	29	49.2%
Operating margin	25.1%	17.2%
Equity in net earnings (loss) of affiliates	31	43	(12)	(27.9)%
Depreciation and amortization	24	25	(1)	(4.0)%
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
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net sales increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	higher volume, primarily for polyoxymethylene ("POM") across all regions driven by pipeline and base business growth;
partially offset by:

•	lower pricing for ultra-high molecular weight polyethylene ("UHMW-PE") and long-fiber reinforced thermoplastics ("LFRT"); and

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro.
Operating profit increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	higher Net sales, as well as lower energy costs;

•	lower raw material costs, primarily methanol; and

•	cost savings of $6 million due to productivity initiatives.

Equity in net earnings (loss) of affiliates decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	a decrease in equity investment earnings of $17 million from our Ibn Sina strategic affiliate as a result of lower pricing for methanol and MTBE and higher raw material costs.
Consumer Specialties

	Three Months Ended March 31,		Change	% Change
	2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	244	227	17	7.5%
Net Sales Variance
Volume	17%
Price	(9)%
Currency	—%
Other	—%
Other (charges) gains, net	—	—	—	—%
Operating profit (loss)	78	62	16	25.8%
Operating margin	32.0%	27.3%
Equity in net earnings (loss) of affiliates	1	—	1	100.0%
Dividend income - cost investments	27	28	(1)	(3.6)%
Depreciation and amortization	11	11	—	—%
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
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net sales increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	higher acetate tow volume across all regions due to recovery from customer destocking in the prior year;
partially offset by:

•	lower acetate tow pricing due to lower global industry utilization.
Operating profit increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	an increase in Net sales and lower wood pulp costs.

Industrial Specialties

	Three Months Ended March 31,		Change	% Change
	2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	253	282	(29)	(10.3)%
Net Sales Variance
Volume	—%
Price	(9)%
Currency	(1)%
Other	—%
Other (charges) gains, net	(1)	(1)	—	—%
Operating profit (loss)	31	29	2	6.9%
Operating margin	12.3%	10.3%
Depreciation and amortization	8	10	(2)	(20.0)%
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
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net sales decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	lower pricing in our emulsion polymers business due to lower raw material costs globally for VAM; and

•	an unfavorable currency impact on our emulsion polymers business resulting from a strong US dollar relative to the Euro.
Operating profit increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	lower raw material costs, primarily VAM; and

•	cost savings of $6 million due to productivity initiatives in our emulsion polymers business;
partially offset by:

•	lower Net sales.

Acetyl Intermediates

	Three Months Ended March 31,		Change	% Change
	2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	663	713	(50)	(7.0)%
Net Sales Variance
Volume	6%
Price	(13)%
Currency	(2)%
Other	2%
Other (charges) gains, net	—	(1)	1	(100.0)%
Operating profit (loss)	114	131	(17)	(13.0)%
Operating margin	17.2%	18.4%
Equity in net earnings (loss) of affiliates	1	1	—	—%
Depreciation and amortization	27	19	8	42.1%
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
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net sales decreased during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	lower pricing for acetic acid, which represents approximately one-third of the pricing decrease, primarily due to lower methanol cost in the Americas and lower demand in Asia;

•	lower pricing for VAM, which represents approximately one-third of the pricing decrease, primarily due to weak market conditions in China; and

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro and Chinese Yuan;
partially offset by:

•
higher volume for VAM, which represents substantially all of the increase in volume, primarily due to customer turnarounds and transportation issues in the prior year that did not recur in the current year.

Operating profit decreased during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•	lower Net sales;
partially offset by:

•	lower raw material costs, primarily for ethylene and ethanol; and

•	cost savings of $6 million due to productivity initiatives.
Depreciation and amortization expense increased during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to startup of production at the Fairway Methanol LLC ("Fairway") facility in October 2015.

Other Activities

	Three Months Ended March 31,		Change	% Change
	2016	2015
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(3)	(2)	(1)	50.0%
Operating profit (loss)	(24)	(24)	—	—%
Equity in net earnings (loss) of affiliates	5	4	1	25.0%
Depreciation and amortization	3	2	1	50.0%
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
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating loss for the three months ended March 31, 2016 compared to the same period in 2015 was impacted by:

•
lower expected return on pension assets, which offset service and interest cost savings associated with our change in estimate for pension accounting. See Note 1 - Description of the Company and Basis of Presentation in the accompanying unaudited interim consolidated financial statements for further information.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2016, we have $900 million available for borrowing under our revolving credit facility and $61 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be in the range of $250 million to $300 million in 2016 primarily due to additional investments in growth opportunities in our Advanced Engineered Materials and Acetyl Intermediates segments.
On a stand-alone basis, Celanese and its immediate 100% owned subsidiary, Celanese US, have no material assets other than the stock of their subsidiaries and no independent external operations of their own. Accordingly, they generally depend on the cash flow of their subsidiaries and their ability to pay dividends and make other distributions to Celanese and Celanese US in order to meet their obligations, including their obligations under senior credit facilities and senior notes and to pay dividends on our Series A common stock, par value $0.0001 per share ("Common Stock").
Cash Flows
Cash and cash equivalents decreased $251 million to $716 million as of March 31, 2016 compared to December 31, 2015. As of March 31, 2016, $338 million of the $716 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no contemplated cash distributions that will result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not provided any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $17 million to $287 million for the three months ended March 31, 2016 compared to $270 million for the same period in 2015. The unaudited interim consolidated statements of cash flows detail the changes to Net cash provided by operating activities for the three months ended March 31, 2016. The increase is primarily due to an increase in earnings.
Trade working capital is calculated as follows:

	As of March 31, 2016	As of December 31, 2015	As of March 31, 2015	As of December 31, 2014
	(unaudited)
	(In $ millions)
Trade receivables - third party and affiliates	830	706	804	801
Inventories	667	682	744	782
Trade payables - third party and affiliates	(574)	(587)	(664)	(757)
Trade working capital	923	801	884	826

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $98 million to $75 million for the three months ended March 31, 2016 compared to $173 million for the same period in 2015, primarily due to:

•	a decrease in capital expenditures of $98 million relating to Fairway.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $490 million from a net cash inflow of $17 million for the three months ended March 31, 2015 to a net cash outflow of $473 million for the three months ended March 31, 2016. The increase in net cash used in financing activities was primarily due to:

•	an increase in net repayments on short-term debt of $390 million, primarily as a result of paying down our revolving credit facility during the three months ended March 31, 2016; and

•	a decrease of $80 million in contributions received from Mitsui in exchange for ownership in Fairway.
On March 3, 2016, the State of Wisconsin Public Finance Authority completed a $170 million offering of exempt facilities refunding revenue bonds, the proceeds of which were loaned to Celanese US and used to repay the pollution control and industrial revenue bonds previously issued for our benefit. See Note 8 - Debt in the accompanying unaudited interim consolidated financial statements for further information.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2015 Form 10-K other than those disclosed in Note 8 - Debt in the accompanying unaudited interim consolidated financial statements.
Share Capital
There have been no material changes to our share capital described in our 2015 Form 10-K other than those disclosed in Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2015 Form 10-K.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2015 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2015 Form 10-K.
Pension and Other Postretirement Obligations
Beginning in 2016, we elected to change the method used to estimate the service and interest cost components of net periodic benefit cost for our significant defined benefit pension plans and other postretirement benefit plans. Previously, we estimated the service and interest cost components utilizing a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of these components of net periodic benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change improves the correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of service and interest costs. This change does not affect the measurement of our total benefit obligations as the change in service and interest cost will be completely offset in the annual actuarial (gain) loss reported. We have accounted for this change as a change in estimate and, accordingly, have accounted for it prospectively beginning in 2016. The adoption of the full yield curve approach will reduce 2016 service and interest cost by approximately $29 million as compared to the previous method. See Note 1 - Description of the Company and Basis of Presentation in the accompanying unaudited interim consolidated financial statements for further information.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for our Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2015 Form 10-K. See also Note 14 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on our financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2016, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of our business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2015 Form 10-K other than those disclosed in Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2015 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended March 31, 2016 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
January 1-31, 2016	163,858	$67.40	—	$1,031,000,000
February 1-29, 2016	185,611	$61.72	—	$1,031,000,000
March 1-31, 2016	—	$—	—	$1,031,000,000
Total	349,469		—
______________________________

(1)
Includes 163,858 and 185,611 shares for January and February 2016, respectively, related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $2.4 billion of our Common Stock since February 2008.
See Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 11, 2011).

3.2	Fourth Amended and Restated By-laws, amended effective February 8, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2016).

10.1*‡	Form of 2016 Time-Based Restricted Stock Unit Award Agreement.

10.2*‡	Form of 2016 Performance-Based Restricted Stock Unit Award Agreement.

10.3*‡	Form of 2016 Nonqualified Stock Option Award Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

‡	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	April 19, 2016

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Senior Vice President, Finance and
Chief Financial Officer

	Date:	April 19, 2016