Form 10-Q
period 2016-06-30
Celanese Corp
filed 2016-07-26
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of July 20, 2016 was 144,736,671.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2016

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In $ millions, except share and per share data)
Net sales	1,351	1,477	2,755	2,927
Cost of sales	(1,013)	(1,102)	(2,027)	(2,171)
Gross profit	338	375	728	756
Selling, general and administrative expenses	(71)	(106)	(151)	(204)
Amortization of intangible assets	(2)	(3)	(4)	(6)
Research and development expenses	(19)	(59)	(38)	(79)
Other (charges) gains, net	(4)	(10)	(9)	(15)
Foreign exchange gain (loss), net	(1)	(3)	2	—
Gain (loss) on disposition of businesses and assets, net	2	(6)	2	(7)
Operating profit (loss)	243	188	530	445
Equity in net earnings (loss) of affiliates	35	40	73	88
Interest expense	(30)	(30)	(63)	(57)
Refinancing expense	—	—	(2)	—
Interest income	—	1	1	1
Dividend income - cost investments	29	26	56	54
Other income (expense), net	(2)	2	(2)	2
Earnings (loss) from continuing operations before tax	275	227	593	533
Income tax (provision) benefit	(52)	(24)	(112)	(96)
Earnings (loss) from continuing operations	223	203	481	437
Earnings (loss) from operation of discontinued operations	—	(3)	1	(3)
Income tax (provision) benefit from discontinued operations	—	1	—	1
Earnings (loss) from discontinued operations	—	(2)	1	(2)
Net earnings (loss)	223	201	482	435
Net (earnings) loss attributable to noncontrolling interests	(2)	4	(4)	6
Net earnings (loss) attributable to Celanese Corporation	221	205	478	441
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	221	207	477	443
Earnings (loss) from discontinued operations	—	(2)	1	(2)
Net earnings (loss)	221	205	478	441
Earnings (loss) per common share - basic
Continuing operations	1.51	1.35	3.25	2.89
Discontinued operations	—	(0.01)	—	(0.01)
Net earnings (loss) - basic	1.51	1.34	3.25	2.88
Earnings (loss) per common share - diluted
Continuing operations	1.50	1.34	3.24	2.87
Discontinued operations	—	(0.01)	—	(0.01)
Net earnings (loss) - diluted	1.50	1.33	3.24	2.86
Weighted average shares - basic	146,482,612	153,480,175	146,947,923	153,349,071
Weighted average shares - diluted	147,065,688	153,990,933	147,592,531	153,945,466

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In $ millions)
Net earnings (loss)	223	201	482	435
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	(1)	1	(1)
Foreign currency translation	(18)	37	46	(119)
Gain (loss) on cash flow hedges	1	1	1	3
Pension and postretirement benefits	(1)	4	(1)	1
Total other comprehensive income (loss), net of tax	(18)	41	47	(116)
Total comprehensive income (loss), net of tax	205	242	529	319
Comprehensive (income) loss attributable to noncontrolling interests	(2)	4	(4)	6
Comprehensive income (loss) attributable to Celanese Corporation	203	246	525	325

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2016	As of December 31, 2015
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2016: $23; 2015: $7)	735	967
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2016: $5; 2015: $6; variable interest entity restricted - 2016: $5; 2015: $6)	792	706
Non-trade receivables, net	217	285
Inventories	636	682
Deferred income taxes	—	68
Marketable securities, at fair value	35	30
Other assets	41	49
Total current assets	2,456	2,787
Investments in affiliates	842	838
Property, plant and equipment (net of accumulated depreciation - 2016: $2,164; 2015: $2,039; variable interest entity restricted - 2016: $754; 2015: $772)	3,588	3,609
Deferred income taxes	237	222
Other assets (variable interest entity restricted - 2016: $10; 2015: $13)	293	300
Goodwill	711	705
Intangible assets (net of accumulated amortization - 2016: $538; 2015: $528; variable interest entity restricted - 2016: $26; 2015: $27)	121	125
Total assets	8,248	8,586
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	119	513
Trade payables - third party and affiliates	551	587
Other liabilities	301	330
Deferred income taxes	—	30
Income taxes payable	116	90
Total current liabilities	1,087	1,550
Long-term debt, net of unamortized deferred financing costs	2,464	2,468
Deferred income taxes	116	136
Uncertain tax positions	154	167
Benefit obligations	1,147	1,189
Other liabilities	229	247
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2016 and 2015: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2016: 167,474,301 issued and 144,736,671 outstanding; 2015: 166,698,787 issued and 146,782,297 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2016 and 2015: 0 issued and outstanding)	—	—
Treasury stock, at cost (2016: 22,737,630 shares; 2015: 19,916,490 shares)	(1,231)	(1,031)
Additional paid-in capital	133	136
Retained earnings	4,001	3,621
Accumulated other comprehensive income (loss), net	(301)	(348)
Total Celanese Corporation stockholders' equity	2,602	2,378
Noncontrolling interests	449	451
Total equity	3,051	2,829
Total liabilities and equity	8,248	8,586
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Six Months Ended June 30, 2016
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	146,782,297	—
Stock option exercises	93,520	—
Purchases of treasury stock	(2,821,140)	—
Stock awards	681,994	—
Balance as of the end of the period	144,736,671	—
Treasury Stock
Balance as of the beginning of the period	19,916,490	(1,031)
Purchases of treasury stock, including related fees	2,821,140	(200)
Balance as of the end of the period	22,737,630	(1,231)
Additional Paid-In Capital
Balance as of the beginning of the period		136
Stock-based compensation, net of tax		(6)
Stock option exercises, net of tax		3
Balance as of the end of the period		133
Retained Earnings
Balance as of the beginning of the period		3,621
Net earnings (loss) attributable to Celanese Corporation		478
Series A common stock dividends		(98)
Balance as of the end of the period		4,001
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(348)
Other comprehensive income (loss), net of tax		47
Balance as of the end of the period		(301)
Total Celanese Corporation stockholders' equity		2,602
Noncontrolling Interests
Balance as of the beginning of the period		451
Net earnings (loss) attributable to noncontrolling interests		4
(Distributions to) contributions from noncontrolling interests		(6)
Balance as of the end of the period		449
Total equity		3,051

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(In $ millions)
Operating Activities
Net earnings (loss)	482	435
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	1	—
Depreciation, amortization and accretion	149	175
Pension and postretirement net periodic benefit cost	(26)	(24)
Pension and postretirement contributions	(26)	(41)
Deferred income taxes, net	(1)	10
(Gain) loss on disposition of businesses and assets, net	(1)	6
Stock-based compensation	16	25
Undistributed earnings in unconsolidated affiliates	37	29
Other, net	9	6
Operating cash provided by (used in) discontinued operations	(4)	4
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(84)	(92)
Inventories	51	(1)
Other assets	38	36
Trade payables - third party and affiliates	(23)	21
Other liabilities	18	(36)
Net cash provided by (used in) operating activities	636	553
Investing Activities
Capital expenditures on property, plant and equipment	(128)	(117)
Acquisitions, net of cash acquired	—	(3)
Proceeds from sale of businesses and assets, net	2	—
Capital expenditures related to Fairway Methanol LLC	—	(210)
Other, net	(12)	(24)
Net cash provided by (used in) investing activities	(138)	(354)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(353)	(2)
Proceeds from short-term borrowings	22	26
Repayments of short-term borrowings	(63)	(39)
Proceeds from long-term debt	170	—
Repayments of long-term debt	(183)	(12)
Purchases of treasury stock, including related fees	(200)	—
Stock option exercises	3	2
Series A common stock dividends	(98)	(84)
(Distributions to) contributions from noncontrolling interests	(6)	155
Other, net	(24)	(11)
Net cash provided by (used in) financing activities	(732)	35
Exchange rate effects on cash and cash equivalents	2	(26)
Net increase (decrease) in cash and cash equivalents	(232)	208
Cash and cash equivalents as of beginning of period	967	780
Cash and cash equivalents as of end of period	735	988

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2016 and 2015 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.
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
2. Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its financial statements and related disclosures.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company elected to early adopt ASU 2015-17 prospectively during the three months ended March 31, 2016 in accordance with the FASB's disclosure simplification initiatives. The adoption of this ASU resulted in a reclassification from current to noncurrent deferred tax assets and deferred tax liabilities of $68 million and $30 million, respectively. Prior periods were not adjusted.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance. The Company is currently assessing the potential impact of adopting ASU 2014-09 on its financial statements and related disclosures.
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Cash and cash equivalents	23	7
Trade receivables, net - third party & affiliate	10	12
Property, plant and equipment (net of accumulated depreciation - 2016: $30; 2015: $10)	754	772
Intangible assets (net of accumulated amortization - 2016: $1; 2015: $0)	26	27
Other assets	10	13
Total assets(1)	823	831

Trade payables	11	9
Other liabilities(2)	3	5
Long-term debt	5	5
Deferred income taxes	2	2
Total liabilities	21	21
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of June 30, 2016 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Property, plant and equipment, net	67	73

Trade payables	49	47
Current installments of long-term debt	10	10
Long-term debt	100	109
Total liabilities	159	166

Maximum exposure to loss	254	268
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

4. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 9) as follows:

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Amortized cost	35	30
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	35	30
5. Inventories

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Finished goods	464	498
Work-in-process	41	43
Raw materials and supplies	131	141
Total	636	682
6. Current Other Liabilities

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Asset retirement obligations	8	10
Benefit obligations (Note 9)	31	31
Customer rebates	31	45
Derivatives (Note 14)	3	2
Environmental (Note 10)	14	11
Insurance	5	10
Interest	14	16
Restructuring (Note 12)	21	30
Salaries and benefits	73	109
Sales and use tax/foreign withholding tax payable	29	13
Uncertain tax positions (Note 13)	17	—
Other	55	53
Total	301	330

7. Noncurrent Other Liabilities

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Asset retirement obligations	23	26
Deferred proceeds	43	43
Deferred revenue	11	13
Environmental (Note 10)	53	61
Income taxes payable	6	7
Insurance	50	50
Other	43	47
Total	229	247
8. Debt

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	58	56
Short-term borrowings, including amounts due to affiliates(1)	61	52
Revolving credit facility(2)	—	350
Accounts receivable securitization facility(3)	—	55
Total	119	513
______________________________

(1)	The weighted average interest rate was 3.5% and 3.3% as of June 30, 2016 and December 31, 2015, respectively.

(2)	The weighted average interest rate was 1.8% as of December 31, 2015.

(3)	The weighted average interest rate was 0.8% as of December 31, 2015.

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016(1)	31	30
Senior credit facilities - Term C-3 loan due 2018(2)	876	878
Senior unsecured notes due 2019, interest rate of 3.250%	333	327
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.70% to 6.70%	—	169
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	170	—
Obligations under capital leases due at various dates through 2054	229	238
Subtotal	2,539	2,542
Unamortized debt issuance costs(3)	(17)	(18)
Current installments of long-term debt	(58)	(56)
Total	2,464	2,468
______________________________

(1)	The margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR").

(2)	The margin for borrowings under the Term C-3 loan facility was 2.25% above LIBOR (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable.

(3)	Related to the Company's long-term debt, excluding obligations under capital leases.
Senior Notes
The Company has outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933, as amended (collectively, the "Senior Notes"). The Senior Notes were issued by Celanese US and are guaranteed by Celanese and substantially all of its domestic subsidiaries ("Subsidiary Guarantors").
Senior Credit Facilities
In September 2014, Celanese US, Celanese and the Subsidiary Guarantors amended and restated the credit agreement of Celanese US's existing senior secured credit facilities dated September 16, 2013 (as so amended and restated, the "Amended Credit Agreement"). The Amended Credit Agreement consists of the Term C-2 loan facility, the Term C-3 loan facility and a $900 million revolving credit facility. The Amended Credit Agreement is guaranteed by Celanese and the Subsidiary Guarantors and is secured by a lien on substantially all assets of Celanese US and such Subsidiary Guarantors.
The Company's debt balances and amounts available for borrowing under its revolving credit facility expiring October 2018 are as follows:

As of June 30, 2016
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	—
Letters of credit issued	—
Available for borrowing(2)	900
______________________________

(1)	The Company borrowed $245 million and repaid $595 million during the six months ended June 30, 2016.

(2)	The margin for borrowings under the revolving credit facility was 1.5% above LIBOR.

Pollution Control and Industrial Revenue Bonds
On March 3, 2016, the State of Wisconsin Public Finance Authority completed an offering of pollution control and industrial revenue bonds, the proceeds of which were loaned to Celanese US and used to repay the pollution control and industrial revenue bonds previously issued for the benefit of the Company. In connection with the refinancing, the Company recorded deferred financing costs of $2 million during the three months ended March 31, 2016, which are being amortized over the terms of the Bonds. The Company accelerated amortization of deferred financing costs and other expenses of $2 million related to the refinancing, which are included in Refinancing expense in the unaudited interim consolidated statements of operations.
Accounts Receivable Securitization Facility
The Company has a US accounts receivable securitization facility involving receivables of certain US subsidiaries of the Company transferred to a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company ("SPE"). The securitization facility, which permits cash borrowings and letters of credit, expires on August 28, 2016, but may be extended for successive one year terms by agreement of the parties. All of the SPE's assets have been pledged to the administrative agent in support of the SPE's obligations under the facility.
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of June 30, 2016
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	—
Letters of credit issued	52
Available for borrowing	56
Total borrowing base	108

Maximum borrowing base(2)	120
______________________________

(1)	The Company repaid $55 million during the six months ended June 30, 2016.

(2)	Outstanding accounts receivable transferred to the SPE was $145 million.
Covenants
The Company's material financing arrangements contain customary covenants and events of default, including the maintenance of certain financial ratios. Failure to comply with these covenants, or the occurrence of an event of default, could result in acceleration of repayments of the borrowings and other obligations under these financing arrangements.
As a condition to borrowing funds or requesting letters of credit under the revolving credit facility, the Company's first lien senior secured leverage ratio cannot exceed the threshold as specified below. Further, the Company's first lien senior secured leverage ratio must be maintained at or below that threshold while any amounts are outstanding under the revolving credit facility.
The Company's first lien senior secured leverage ratios under the Amended Credit Agreement are as follows:

As of June 30, 2016
Maximum	Estimate	Estimate, If Fully Drawn
3.90	0.65	1.28
The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2016.

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
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	3	1	4	—	6	1
Interest cost	28	—	36	—	56	1	71	1
Expected return on plan assets	(44)	—	(53)	—	(88)	—	(105)	—
Recognized actuarial (gain) loss	—	—	—	1	—	—	—	1
Amortization of prior service cost (credit), net	—	(1)	—	—	—	(2)	—	—
Special termination benefit	2	—	—	—	3	—	1	—
Total	(12)	(1)	(14)	2	(25)	(1)	(27)	3
Benefit obligation funding is as follows:

	As of June 30, 2016	Total Expected 2016
	(In $ millions)
Cash contributions to defined benefit pension plans	13	23
Benefit payments to nonqualified pension plans	11	22
Benefit payments to other postretirement benefit plans	2	4
Cash contributions to German multiemployer defined benefit pension plans(1)	4	8
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
10. Environmental
The Company is subject to environmental laws and regulations worldwide that impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage and disposal of solid and hazardous wastes, and impose record keeping and notification requirements. Failure to timely comply with these laws and regulations may expose the Company to penalties. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations and engages in an on going process of updating its controls to mitigate compliance risks. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from the divestiture of certain businesses by the Company or one of its predecessor companies.

The components of environmental remediation reserves are as follows:

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Demerger obligations (Note 16)	19	22
Divestiture obligations (Note 16)	16	17
Active sites	17	18
US Superfund sites	13	13
Other environmental remediation reserves	2	2
Total	67	72
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
On March 3, 2016, the EPA issued its final record of decision concerning the remediation of the lower 8.3 miles of the Site ("Lower 8.3 Miles"). The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. Pursuant to the EPA's record of decision, the Lower 8.3 Miles must be dredged bank to bank and an engineered cap must be installed at an estimated cost of approximately $1.4 billion. The Company is vigorously defending this matter and currently believes that its ultimate allocable share of the cleanup costs, estimated at less than 1%, will not be material.

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
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2015	20	0.30	1.20	May 2015
April 2016	20	0.36	1.44	May 2016
Treasury Stock

	Six Months Ended June 30,		Total From February 2008 Through June 30, 2016
	2016	2015
Shares repurchased	2,821,140	—	30,128,936
Average purchase price per share	$70.89	$—	$50.96
Cash paid for repurchased shares (in millions)	$200	$—	$1,535
Aggregate Board of Directors repurchase authorizations during the period (in millions)(1)	$—	$—	$2,366
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

Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	(1)	(1)
Foreign currency translation	(17)	(1)	(18)	33	4	37
Gain (loss) on cash flow hedges	1	—	1	1	—	1
Pension and postretirement benefits	(1)	—	(1)	—	4	4
Total	(17)	(1)	(18)	34	7	41

	Six Months Ended June 30,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	—	1	—	(1)	(1)
Foreign currency translation	53	(7)	46	(117)	(2)	(119)
Gain (loss) on cash flow hedges	1	—	1	4	(1)	3
Pension and postretirement benefits	(1)	—	(1)	—	1	1
Total	54	(7)	47	(113)	(3)	(116)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 4)	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretirement Benefits (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2015	1	(339)	(2)	(8)	(348)
Other comprehensive income (loss) before reclassifications	1	53	1	—	55
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(1)	(1)
Income tax (provision) benefit	—	(7)	—	—	(7)
As of June 30, 2016	2	(293)	(1)	(9)	(301)

12. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016		2015
	(In $ millions)
Employee termination benefits	(3)	(10)	(8)	(1)	(14)
Asset impairments	(1)	—	(1)		—
Commercial disputes	—	—	—		(1)
Total	(4)	(10)	(9)		(15)
______________________________

(1)	Includes $3 million of special termination benefits included in Benefit obligations in the unaudited consolidated balance sheets.
During the six months ended June 30, 2016 and 2015, the Company recorded $8 million and $14 million, respectively, of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
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
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2015	3	14	6	1	6	30
Additions	1	—	2	—	2	5
Cash payments	(2)	(4)	(5)	—	(3)	(14)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2016	2	10	3	1	5	21
Other Plant/Office Closures
As of December 31, 2015	—	—	—	—	—	—
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2016	—	—	—	—	—	—
Total	2	10	3	1	5	21

13. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In percentages)
Effective income tax rate	19	11	19	18
The higher effective income tax rate for the three months ended June 30, 2016 compared to the same period in 2015 is primarily due to prior year tax benefits related to remeasurement of prior year tax positions due to audit closures and technical clarifications in certain jurisdictions of $30 million which did not recur in the current year. The effective income tax rate for the six months ended June 30, 2016 was comparable to the same period in 2015 as the reduction in prior year tax benefits was offset by changes in mix of jurisdictional earnings.
For the six months ended June 30, 2016, the Company's uncertain tax positions decreased $6 million, primarily due to exchange rate fluctuations.
The Company's US tax returns for the years 2009 through 2012 are currently under audit by the US Internal Revenue Service and certain of the Company's subsidiaries are under audit in jurisdictions outside of the US. In connection with the Company's US federal income tax audit for 2009 and 2010, the Company has received $192 million of proposed pre-tax adjustments related to various intercompany charges. In the event the Company is wholly unsuccessful in its defense, an actual tax assessment would result in the consumption of up to $67 million of prior foreign tax credit carryforwards. The Company believes these proposed adjustments to be without merit and is vigorously defending its position.
14. Derivative Financial Instruments
Interest Rate Swaps
During 2014, the Company fixed the LIBOR portion of its US dollar denominated variable rate borrowings (Note 8) with interest rate swap derivative arrangements. The interest rate swaps with a notional value of $500 million expired on January 2, 2016.
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Total	536	502
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

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2016	2015	2016	2015
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	1	—	—	—	Cost of sales
Cross-currency swaps	—	—	—	—	Other income (expense), net; Interest expense
Total	1	—	—	—

Designated as Net Investment Hedges
3.250% Notes(1)	7	(13)	—	—	Foreign currency translation
Term C-2 and Term C-3 loans(2)	—	(8)	—	—	Foreign currency translation
Total	7	(21)	—	—

Not Designated as Hedges
Interest rate swaps	—	—	—	(1)	Interest expense
Foreign currency forwards and swaps	—	—	6	—	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	6	(1)
______________________________

(1)	During the three months ended June 30, 2016, the Company redesignated €200 million of its 3.250% Notes as a net investment hedge.

(2)	During the three months ended December 31, 2015, the Company dedesignated the Euro-based principal amount of its Term C-3 loan as a net investment hedge.

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2016	2015	2016	2015
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	1	—	—	—	Cost of sales
Cross-currency swaps	—	—	—	46	Other income (expense), net; Interest expense
Total	1	—	—	46

Designated as Net Investment Hedges
3.250% Notes(1)	2	28	—	—	Foreign currency translation
Term C-2 and Term C-3 loans	(1)	—	—	—	Foreign currency translation
Total	1	28	—	—

Not Designated as Hedges
Interest rate swaps	—	—	—	(1)	Interest expense
Foreign currency forwards and swaps	—	—	13	(68)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	13	(69)
______________________________

(1)	During the three months ended March 31, 2016, the Company dedesignated €260 million of its 3.250% Notes as a net investment hedge.

See Note 15 - Fair Value Measurements for further information regarding the fair value of the Company's derivative instruments.
Certain of the Company's commodity swaps, and foreign currency forwards and swaps permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement.
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Derivative Assets
Gross amount recognized	10	2
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	10	2
Gross amount not offset in the consolidated balance sheets	2	—
Net amount	8	2

	As of June 30, 2016	As of December 31, 2015
	(In $ millions)
Derivative Liabilities
Gross amount recognized	3	2
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	3	2
Gross amount not offset in the consolidated balance sheets	2	—
Net amount	1	2
15. Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value on a recurring basis as follows:
Derivatives. Derivative financial instruments, including commodity swaps, interest rate swaps, cross-currency swaps and foreign currency forwards and swaps, are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as spot rates, interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for commodity swaps, interest rate swaps, cross-currency swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of June 30, 2016
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	1	1	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	9	9	Current Other assets
Total assets	—	10	10
Designated as Net Investment Hedges
3.250% Notes(1)	—	—	—	Long-term Debt
Term C-2 loans(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)
As of December 31, 2015
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	2	2
Designated as a Net Investment Hedge
3.250% Notes(1)	—	—	—	Long-term Debt
Term C-2 loans(1)	—	—	—	Long-term Debt
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(2)	(2)
______________________________

(1)	Included in the unaudited consolidated balance sheets at carrying amount.
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2016
Cost investments	151	—	—	—
Insurance contracts in nonqualified trusts	51	51	—	51
Long-term debt, including current installments of long-term debt	2,539	2,427	229	2,656
As of December 31, 2015
Cost investments	151	—	—	—
Insurance contracts in nonqualified trusts	55	55	—	55
Long-term debt, including current installments of long-term debt	2,542	2,348	238	2,586

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
As of June 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2016 are $73 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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

The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $202 million as of June 30, 2016. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2016, the Company had unconditional purchase obligations of $2.8 billion, which extend through 2036.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe the outcomes from these matters would be material to our results of operations, cash flows or financial position.
17. Segment Information

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended June 30, 2016
Net sales	365	235	262	(1)	592	(1)	—	(103)	1,351
Other (charges) gains, net (Note 12)	(1)	—	(2)		(1)		—	—	(4)
Operating profit (loss)	82	80	29		77		(26)	1	243
Equity in net earnings (loss) of affiliates	27	—	—		2		6	—	35
Depreciation and amortization	25	11	8		27		2	—	73
Capital expenditures	19	9	12		14		2	—	56	(2)
	Three Months Ended June 30, 2015
Net sales	346	249	287	(1)	707	(1)	—	(112)	1,477
Other (charges) gains, net (Note 12)	(3)	(1)	(1)		(1)		(4)	—	(10)
Operating profit (loss)	67	77	28		54		(38)	—	188
Equity in net earnings (loss) of affiliates	31	1	—		1		7	—	40
Depreciation and amortization	24	12	9		57	(3)	3	—	105
Capital expenditures	16	11	13		112		1	—	153	(2)
______________________________

(1)
Net sales for Acetyl Intermediates and Industrial Specialties include intersegment sales of $102 million and $1 million, respectively, for the three months ended June 30, 2016 and $112 million and $0 million, respectively, for the three months ended June 30, 2015.

(2)	Includes a decrease in accrued capital expenditures of $2 million and $12 million for the three months ended June 30, 2016 and 2015, respectively.

(3)	See Note 12 - Other (Charges) Gains, Net for further information.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Six Months Ended June 30, 2016
Net sales	715	479	515	(1)	1,255	(1)	—	(209)	2,755
Other (charges) gains, net (Note 12)	(2)	—	(3)		(1)		(3)	—	(9)
Operating profit (loss)	170	158	60		191		(50)	1	530
Equity in net earnings (loss) of affiliates	58	1	—		3		11	—	73
Depreciation and amortization	49	22	16		54		5	—	146
Capital expenditures	38	18	30		23		5	—	114	(2)
	As of June 30, 2016
Goodwill and intangible assets, net	341	249	48		194		—	—	832
Total assets	2,429	1,445	738		2,321		1,315	—	8,248
	Six Months Ended June 30, 2015
Net sales	689	476	569	(1)	1,420	(1)	—	(227)	2,927
Other (charges) gains, net (Note 12)	(4)	(1)	(2)		(2)		(6)	—	(15)
Operating profit (loss)	126	139	57		185		(62)	—	445
Equity in net earnings (loss) of affiliates	74	1	—		2		11	—	88
Depreciation and amortization	49	23	19		76	(3)	5	—	172
Capital expenditures	33	37	19		208		2	—	299	(2)
	As of December 31, 2015
Goodwill and intangible assets, net	338	249	49		194		—	—	830
Total assets	2,324	1,458	747		2,387		1,670	—	8,586
______________________________

(1)
Net sales for Acetyl Intermediates and Industrial Specialties include intersegment sales of $208 million and $1 million, respectively, for the six months ended June 30, 2016 and $227 million and $0 million, respectively, for the six months ended June 30, 2015.

(2)	Includes a decrease in accrued capital expenditures of $14 million and $28 million for the six months ended June 30, 2016 and 2015, respectively.

(3)	See Note 12 - Other (Charges) Gains, Net for further information.
18. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	221	207	477	443
Earnings (loss) from discontinued operations	—	(2)	1	(2)
Net earnings (loss)	221	205	478	441

Weighted average shares - basic	146,482,612	153,480,175	146,947,923	153,349,071
Incremental shares attributable to equity awards	583,076	510,758	644,608	596,395
Weighted average shares - diluted	147,065,688	153,990,933	147,592,531	153,945,466
During the three and six months ended June 30, 2016, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share. During the same periods in 2015, there were 0 and 644 equity award shares, respectively, excluded from the computation of diluted net earnings per share.

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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the six months ended June 30, 2016 and 2015 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	536	1,073	(258)	1,351
Cost of sales	—	—	(415)	(865)	267	(1,013)
Gross profit	—	—	121	208	9	338
Selling, general and administrative expenses	—	—	(5)	(66)	—	(71)
Amortization of intangible assets	—	—	(1)	(1)	—	(2)
Research and development expenses	—	—	(8)	(11)	—	(19)
Other (charges) gains, net	—	—	(1)	(3)	—	(4)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	4	—	2
Operating profit (loss)	—	—	104	130	9	243
Equity in net earnings (loss) of affiliates	222	218	130	34	(569)	35
Interest expense	—	9	(36)	(6)	3	(30)
Refinancing expense	—	—	—	—	—	—
Interest income	—	2	1	1	(4)	—
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	(1)	—	(1)	—	(2)
Earnings (loss) from continuing operations before tax	222	228	199	187	(561)	275
Income tax (provision) benefit	—	(6)	(10)	(34)	(2)	(52)
Earnings (loss) from continuing operations	222	222	189	153	(563)	223
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	222	222	189	153	(563)	223
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	222	222	189	151	(563)	221

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	674	1,174	(371)	1,477
Cost of sales	—	—	(474)	(1,011)	383	(1,102)
Gross profit	—	—	200	163	12	375
Selling, general and administrative expenses	—	—	(29)	(77)	—	(106)
Amortization of intangible assets	—	—	(2)	(1)	—	(3)
Research and development expenses	—	—	(49)	(10)	—	(59)
Other (charges) gains, net	—	—	—	(10)	—	(10)
Foreign exchange gain (loss), net	—	—	—	(3)	—	(3)
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	(5)	—	(6)
Operating profit (loss)	—	—	119	57	12	188
Equity in net earnings (loss) of affiliates	206	244	114	35	(559)	40
Interest expense	—	(41)	(8)	(8)	27	(30)
Refinancing expense	—	—	—	—	—	—
Interest income	—	5	20	3	(27)	1
Dividend income - cost investments	—	—	—	26	—	26
Other income (expense), net	—	—	1	1	—	2
Earnings (loss) from continuing operations before tax	206	208	246	114	(547)	227
Income tax (provision) benefit	(1)	(2)	(29)	9	(1)	(24)
Earnings (loss) from continuing operations	205	206	217	123	(548)	203
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	205	206	215	123	(548)	201
Net (earnings) loss attributable to noncontrolling interests	—	—	—	4	—	4
Net earnings (loss) attributable to Celanese Corporation	205	206	215	127	(548)	205

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,119	2,212	(576)	2,755
Cost of sales	—	—	(856)	(1,756)	585	(2,027)
Gross profit	—	—	263	456	9	728
Selling, general and administrative expenses	—	—	(22)	(129)	—	(151)
Amortization of intangible assets	—	—	(2)	(2)	—	(4)
Research and development expenses	—	—	(16)	(22)	—	(38)
Other (charges) gains, net	—	—	(1)	(8)	—	(9)
Foreign exchange gain (loss), net	—	—	—	2	—	2
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	5	—	2
Operating profit (loss)	—	—	219	302	9	530
Equity in net earnings (loss) of affiliates	478	492	303	71	(1,271)	73
Interest expense	—	(6)	(51)	(14)	8	(63)
Refinancing expense	—	—	(2)	—	—	(2)
Interest income	—	4	2	3	(8)	1
Dividend income - cost investments	—	—	—	56	—	56
Other income (expense), net	—	(1)	—	(1)	—	(2)
Earnings (loss) from continuing operations before tax	478	489	471	417	(1,262)	593
Income tax (provision) benefit	—	(11)	(40)	(59)	(2)	(112)
Earnings (loss) from continuing operations	478	478	431	358	(1,264)	481
Earnings (loss) from operation of discontinued operations	—	—	—	1	—	1
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	1	—	1
Net earnings (loss)	478	478	431	359	(1,264)	482
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net earnings (loss) attributable to Celanese Corporation	478	478	431	355	(1,264)	478

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,332	2,307	(712)	2,927
Cost of sales	—	—	(905)	(1,995)	729	(2,171)
Gross profit	—	—	427	312	17	756
Selling, general and administrative expenses	—	—	(53)	(151)	—	(204)
Amortization of intangible assets	—	—	(3)	(3)	—	(6)
Research and development expenses	—	—	(59)	(20)	—	(79)
Other (charges) gains, net	—	—	(3)	(12)	—	(15)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	(4)	—	(7)
Operating profit (loss)	—	—	306	122	17	445
Equity in net earnings (loss) of affiliates	441	523	206	75	(1,157)	88
Interest expense	—	(84)	(13)	(20)	60	(57)
Refinancing expense	—	—	—	—	—	—
Interest income	—	13	39	9	(60)	1
Dividend income - cost investments	—	—	—	54	—	54
Other income (expense), net	—	—	1	1	—	2
Earnings (loss) from continuing operations before tax	441	452	539	241	(1,140)	533
Income tax (provision) benefit	—	(11)	(82)	(1)	(2)	(96)
Earnings (loss) from continuing operations	441	441	457	240	(1,142)	437
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	441	441	455	240	(1,142)	435
Net (earnings) loss attributable to noncontrolling interests	—	—	—	6	—	6
Net earnings (loss) attributable to Celanese Corporation	441	441	455	246	(1,142)	441

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	222	222	189	153	(563)	223
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(18)	(18)	(18)	(24)	60	(18)
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Pension and postretirement benefits	(1)	(1)	(1)	—	2	(1)
Total other comprehensive income (loss), net of tax	(18)	(18)	(18)	(23)	59	(18)
Total comprehensive income (loss), net of tax	204	204	171	130	(504)	205
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	204	204	171	128	(504)	203

	Three Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	205	206	215	123	(548)	201
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	(1)	(1)	3	(1)
Foreign currency translation	37	37	56	74	(167)	37
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Pension and postretirement benefits	4	4	3	4	(11)	4
Total other comprehensive income (loss), net of tax	41	41	59	78	(178)	41
Total comprehensive income (loss), net of tax	246	247	274	201	(726)	242
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss) attributable to Celanese Corporation	246	247	274	205	(726)	246

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	478	478	431	359	(1,264)	482
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	—	1	(2)	1
Foreign currency translation	46	46	36	58	(140)	46
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Pension and postretirement benefits	(1)	(1)	(1)	1	1	(1)
Total other comprehensive income (loss), net of tax	47	47	36	61	(144)	47
Total comprehensive income (loss), net of tax	525	525	467	420	(1,408)	529
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to Celanese Corporation	525	525	467	416	(1,408)	525

	Six Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	441	441	455	240	(1,142)	435
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	(1)	(1)	3	(1)
Foreign currency translation	(119)	(119)	(114)	(137)	370	(119)
Gain (loss) on cash flow hedges	3	3	6	3	(12)	3
Pension and postretirement benefits	1	1	—	4	(5)	1
Total other comprehensive income (loss), net of tax	(116)	(116)	(109)	(131)	356	(116)
Total comprehensive income (loss), net of tax	325	325	346	109	(786)	319
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	6	—	6
Comprehensive income (loss) attributable to Celanese Corporation	325	325	346	115	(786)	325

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	2	—	243	490	—	735
Trade receivables - third party and affiliates	—	—	128	807	(143)	792
Non-trade receivables, net	38	537	213	327	(898)	217
Inventories, net	—	—	224	453	(41)	636
Deferred income taxes	—	—	—	—	—	—
Marketable securities, at fair value	—	—	35	—	—	35
Other assets	—	37	17	55	(68)	41
Total current assets	40	574	860	2,132	(1,150)	2,456
Investments in affiliates	2,562	4,082	3,511	747	(10,060)	842
Property, plant and equipment, net	—	—	1,015	2,573	—	3,588
Deferred income taxes	—	—	192	68	(23)	237
Other assets	—	280	144	227	(358)	293
Goodwill	—	—	314	397	—	711
Intangible assets, net	—	—	50	71	—	121
Total assets	2,602	4,936	6,086	6,215	(11,591)	8,248
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	40	130	200	(251)	119
Trade payables - third party and affiliates	—	—	238	455	(142)	551
Other liabilities	—	54	180	230	(163)	301
Deferred income taxes	—	—	—	—	—	—
Income taxes payable	—	—	553	115	(552)	116
Total current liabilities	—	94	1,101	1,000	(1,108)	1,087
Noncurrent Liabilities
Long-term debt	—	2,253	401	177	(367)	2,464
Deferred income taxes	—	25	—	114	(23)	116
Uncertain tax positions	—	2	16	136	—	154
Benefit obligations	—	—	920	227	—	1,147
Other liabilities	—	—	80	149	—	229
Total noncurrent liabilities	—	2,280	1,417	803	(390)	4,110
Total Celanese Corporation stockholders' equity	2,602	2,562	3,568	3,963	(10,093)	2,602
Noncontrolling interests	—	—	—	449	—	449
Total equity	2,602	2,562	3,568	4,412	(10,093)	3,051
Total liabilities and equity	2,602	4,936	6,086	6,215	(11,591)	8,248

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	21	946	—	967
Trade receivables - third party and affiliates	—	—	132	722	(148)	706
Non-trade receivables, net	37	580	298	522	(1,152)	285
Inventories, net	—	—	258	474	(50)	682
Deferred income taxes	—	—	19	68	(19)	68
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	12	28	40	(31)	49
Total current assets	37	592	786	2,772	(1,400)	2,787
Investments in affiliates	2,341	3,947	3,909	738	(10,097)	838
Property, plant and equipment, net	—	—	1,001	2,608	—	3,609
Deferred income taxes	—	2	178	42	—	222
Other assets	—	418	151	227	(496)	300
Goodwill	—	—	314	391	—	705
Intangible assets, net	—	—	51	74	—	125
Total assets	2,378	4,959	6,390	6,852	(11,993)	8,586
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	479	181	213	(360)	513
Trade payables - third party and affiliates	—	—	240	495	(148)	587
Other liabilities	—	28	281	283	(262)	330
Deferred income taxes	—	26	—	23	(19)	30
Income taxes payable	—	—	537	116	(563)	90
Total current liabilities	—	533	1,239	1,130	(1,352)	1,550
Noncurrent Liabilities
Long-term debt	—	2,078	706	187	(503)	2,468
Deferred income taxes	—	—	—	136	—	136
Uncertain tax positions	—	7	29	131	—	167
Benefit obligations	—	—	960	229	—	1,189
Other liabilities	—	—	93	155	(1)	247
Total noncurrent liabilities	—	2,085	1,788	838	(504)	4,207
Total Celanese Corporation stockholders' equity	2,378	2,341	3,363	4,433	(10,137)	2,378
Noncontrolling interests	—	—	—	451	—	451
Total equity	2,378	2,341	3,363	4,884	(10,137)	2,829
Total liabilities and equity	2,378	4,959	6,390	6,852	(11,993)	8,586

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	297	294	152	449	(556)	636
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(66)	(62)	—	(128)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	1	1	—	2
Capital expenditures related to Fairway Methanol LLC	—	—	—	—	—	—
Return of capital from subsidiary	—	136	741	—	(877)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	138	(5)	90	(223)	—
Other, net	—	—	(9)	(3)	—	(12)
Net cash provided by (used in) investing activities	—	274	662	26	(1,100)	(138)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(345)	(3)	—	(5)	(353)
Proceeds from short-term borrowings	—	—	—	22	—	22
Repayments of short-term borrowings	—	—	—	(63)	—	(63)
Proceeds from long-term debt	—	250	325	—	(405)	170
Repayments of long-term debt	—	(175)	(634)	(7)	633	(183)
Purchases of treasury stock, including related fees	(200)	—	—	—	—	(200)
Dividends to parent	—	(296)	(260)	—	556	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(98)	—	—	—	—	(98)
Return of capital to parent	—	—	—	(877)	877	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(6)	—	(6)
Other, net	—	(2)	(20)	(2)	—	(24)
Net cash provided by (used in) financing activities	(295)	(568)	(592)	(933)	1,656	(732)
Exchange rate effects on cash and cash equivalents	—	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	2	—	222	(456)	—	(232)
Cash and cash equivalents as of beginning of period	—	—	21	946	—	967
Cash and cash equivalents as of end of period	2	—	243	490	—	735

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	83	45	285	306	(166)	553
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(74)	(43)	—	(117)
Acquisitions, net of cash acquired	—	—	(3)	—	—	(3)
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(9)	(201)	—	(210)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(60)	—	60	—
Intercompany loan receipts (disbursements)	—	3	(25)	(15)	37	—
Other, net	—	—	(12)	(12)	—	(24)
Net cash provided by (used in) investing activities	—	3	(183)	(271)	97	(354)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	25	(1)	(1)	(25)	(2)
Proceeds from short-term borrowings	—	—	—	26	—	26
Repayments of short-term borrowings	—	—	—	(39)	—	(39)
Proceeds from long-term debt	—	15	—	—	(15)	—
Repayments of long-term debt	—	(5)	(3)	(7)	3	(12)
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends to parent	—	(83)	(83)	—	166	—
Contributions from parent	—	—	—	60	(60)	—
Stock option exercises	2	—	—	—	—	2
Series A common stock dividends	(84)	—	—	—	—	(84)
Return of capital to parent	—	—	—	—	—	—
(Distributions to) contributions from noncontrolling interests	—	—	—	155	—	155
Other, net	—	—	(10)	(1)	—	(11)
Net cash provided by (used in) financing activities	(82)	(48)	(97)	193	69	35
Exchange rate effects on cash and cash equivalents	—	—	—	(26)	—	(26)
Net increase (decrease) in cash and cash equivalents	1	—	5	202	—	208
Cash and cash equivalents as of beginning of period	—	—	110	670	—	780
Cash and cash equivalents as of end of period	1	—	115	872	—	988

20. Subsequent Events
On July 8, 2016, Celanese US and certain subsidiaries entered into an amendment of the Company's accounts receivable securitization facility ("Amendment"), extending its maturity to July 2019 and decreasing the available amount to $120 million.
On July 15, 2016, Celanese, Celanese US and certain subsidiaries entered into a new senior credit agreement ("New Credit Agreement") consisting of a new $500 million senior unsecured term loan and a $1.0 billion senior unsecured revolving credit facility (with a letter of credit sublimit), each maturing in 2021. The proceeds from the new senior unsecured term loan and €367 million of borrowings from the new unsecured revolving credit facility were used to repay the Company's Term C-2 and C-3 senior secured credit facilities under the Amended Credit Agreement. Borrowings under the New Credit Agreement bear interest at a rate equal to LIBOR plus a margin of 1.125% to 2.00%, currently 1.50%, or the base rate plus a margin of 0.125% to 1.00%, in each case, depending on the Company's senior unsecured debt rating. The New Credit Agreement contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.

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

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions and expansions;

•	the ability to reduce or maintain current levels of production costs and to improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	market acceptance of our technology;

•	the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to us;

•	changes in the degree of intellectual property and other legal protection afforded to our products or technologies, or the theft of such intellectual property;

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

Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,351	1,477	(126)	2,755	2,927	(172)
Gross profit	338	375	(37)	728	756	(28)
Selling, general and administrative ("SG&A") expenses	(71)	(106)	35	(151)	(204)	53
Other (charges) gains, net	(4)	(10)	6	(9)	(15)	6
Operating profit (loss)	243	188	55	530	445	85
Equity in net earnings of affiliates	35	40	(5)	73	88	(15)
Interest expense	(30)	(30)	—	(63)	(57)	(6)
Refinancing expense	—	—	—	(2)	—	(2)
Dividend income - cost investments	29	26	3	56	54	2
Earnings (loss) from continuing operations before tax	275	227	48	593	533	60
Earnings (loss) from continuing operations	223	203	20	481	437	44
Earnings (loss) from discontinued operations	—	(2)	2	1	(2)	3
Net earnings (loss)	223	201	22	482	435	47
Net earnings (loss) attributable to Celanese Corporation	221	205	16	478	441	37
Other Data
Depreciation and amortization	73	105	(32)	146	172	(26)
SG&A expenses as a percentage of Net sales	5.3%	7.2%		5.5%	7.0%
Operating margin(1)	18.0%	12.7%		19.2%	15.2%
Other (charges) gains, net
Employee termination benefits	(3)	(10)	7	(8)	(14)	6
Asset impairments	(1)	—	(1)	(1)	—	(1)
Commercial disputes	—	—	—	—	(1)	1
Total Other (charges) gains, net	(4)	(10)	6	(9)	(15)	6
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2016	As of December 31, 2015
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	735	967

Short-term borrowings and current installments of long-term debt - third party and affiliates	119	513
Long-term debt, net of unamortized deferred financing costs	2,464	2,468
Total debt	2,583	2,981

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	8	(4)	1	—	5
Consumer Specialties	2	(8)	—	—	(6)
Industrial Specialties	(1)	(8)	—	—	(9)
Acetyl Intermediates	(5)	(13)	—	2	(16)
Total Company	—	(10)	—	1	(9)
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	6	(2)	—	—	4
Consumer Specialties	9	(8)	—	—	1
Industrial Specialties	—	(8)	(1)	—	(9)
Acetyl Intermediates	—	(13)	(1)	2	(12)
Total Company	3	(10)	(1)	2	(6)
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Service cost	—	(1)	(1)	—	—	(2)
Interest cost and expected return on plan assets	—	—	—	—	1	1
Recognized actuarial (gain) loss	—	—	—	—	(1)	(1)
Amortization of prior service cost (credit), net	—	—	(1)	—	—	(1)
Special termination benefit	1	—	1	—	—	2
Total	1	(1)	(1)	—	—	(1)

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Cost of sales	—	(1)	(1)	—	—	(2)
SG&A expenses	—	—	(1)	—	—	(1)
Research and development expenses	—	—	—	—	—	—
Other (charges) gains, net	1	—	1	—	—	2
Total	1	(1)	(1)	—	—	(1)
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Service cost	—	(1)	(1)	—	(1)	(3)
Interest cost and expected return on plan assets	—	—	—	—	2	2
Recognized actuarial (gain) loss	—	—	—	—	(1)	(1)
Amortization of prior service cost (credit), net	—	—	(2)	—	—	(2)
Special termination benefit	1	—	1	—	—	2
Total	1	(1)	(2)	—	—	(2)

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(unaudited)
	(In $ millions)
Cost of sales	—	(1)	(1)	—	(1)	(3)
SG&A expenses	—	—	(2)	—	—	(2)
Research and development expenses	—	—	—	—	—	—
Other (charges) gains, net	1	—	1	—	1	3
Total	1	(1)	(2)	—	—	(2)
See Note 9 - Benefit Obligations in the accompanying unaudited interim consolidated financial statements for further information.

Consolidated Results
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net sales decreased $126 million, or 8.5%, for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower vinyl acetate monomer ("VAM") pricing and volume and lower acetic acid pricing in our Acetyl Intermediates segment;

•	lower pricing in our Industrial Specialties segment; and

•	lower acetate tow pricing in our Consumer Specialties segment;
partially offset by:

•	higher volume for polyoxymethylene ("POM") in our Advanced Engineered Materials segment.
Operating profit increased $55 million, or 29.3%, for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	a decrease in SG&A and lower raw material costs across all of our business segments; and

•
an increase in depreciation and amortization expense in our Acetyl Intermediates segment during the three months ended June 30, 2015 as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower Net sales.
As a percentage of Net sales, SG&A expenses decreased from 7.2% to 5.3% for the three months ended June 30, 2016 compared to the same period in 2015, primarily due to:

•	productivity initiatives across most of our business segments; and

•	lower functional spending and incentive compensation costs.
Our effective income tax rate for the three months ended June 30, 2016 was 19% compared to 11% for the same period in 2015. The higher effective income tax rate for the three months ended June 30, 2016 is primarily due to prior year tax benefits related to remeasurement of prior year tax positions due to audit closures and technical clarifications in certain jurisdictions of $30 million, which did not recur in the current year.
Our effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts and mix of income and loss in those jurisdictions to which they relate, as well as discrete items and non-deductible expenses that may occur in any given year, but are not consistent from year to year.
See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net sales decreased $172 million, or 5.9%, for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower acetic acid and VAM pricing in our Acetyl Intermediates segment;

•	lower pricing in our Industrial Specialties segment; and

•	lower acetate tow pricing in our Consumer Specialties segment;

partially offset by:

•	higher acetate tow volume in our Consumer Specialties segment; and

•	higher volume for POM in our Advanced Engineered Materials segment.
Operating profit increased $85 million, or 19.1%, for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	a decrease in SG&A and lower raw material costs across all of our business segments; and

•
an increase in depreciation and amortization expense in our Acetyl Intermediates segment during the six months ended June 30, 2015 as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, which did not recur in the current year;

partially offset by:

•	lower Net sales.
As a percentage of Net sales, SG&A expenses decreased from 7.0% to 5.5% for the six months ended June 30, 2016 compared to the same period in 2015, primarily due to:

•	productivity initiatives across most of our business segments; and

•	lower functional spending and incentive compensation costs.
Equity in net earnings (loss) of affiliates decreased $15 million for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•
a decrease in equity investment earnings of $27 million from our Ibn Sina strategic affiliate as a result of lower pricing for methanol and methyl tertiary-butyl ether ("MTBE") and higher raw material costs.

Our effective income tax rate for the six months ended June 30, 2016 was 19% compared to 18% for the same period in 2015 as the $30 million reduction in prior year tax benefits was offset by changes in mix of jurisdictional earnings.
Assuming no material changes to tax rules and regulations or cash repatriation plans, we expect to realize operational savings in connection with the establishment of our centralized European headquarters, which will directly impact the mix of our earnings and may result in favorable income tax impacts in subsequent years. Our effective tax rate will vary based on the jurisdictions in which income is actually generated and remains subject to potential volatility from changing tax legislation in the US and other tax jurisdictions. We continue to assess our business model and its impact in various jurisdictions. On April 4, 2016, the US Department of the Treasury announced the issuance of proposed regulations regarding corporate tax inversions and related earnings stripping. These proposed regulations, which are effective 90 days after finalization, include provisions that may be interpreted to impact other common tax structures including intercompany financing and obligations. The US Department of Treasury still needs to provide clarification on these regulations and proposals, at which point we will be able to assess the impact, if any, to our financial statements and liquidity. Were the regulations and proposals finalized in their current form, there could be adverse tax consequences to our cross-border treasury management practices and intercompany financing structure.

Business Segments
Advanced Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	365	346	19	5.5%	715	689	26	3.8%
Net Sales Variance
Volume	8%				6%
Price	(4)%				(2)%
Currency	1%				—%
Other	—%				—%
Other (charges) gains, net	(1)	(3)	2	(66.7)%	(2)	(4)	2	(50.0)%
Operating profit (loss)	82	67	15	22.4%	170	126	44	34.9%
Operating margin	22.5%	19.4%			23.8%	18.3%
Equity in net earnings (loss) of affiliates	27	31	(4)	(12.9)%	58	74	(16)	(21.6)%
Depreciation and amortization	25	24	1	4.2%	49	49	—	—%
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
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net sales increased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	higher volume, primarily for POM across all regions, driven by pipeline and base business growth;
partially offset by:

•	lower pricing in POM due to regional mix.
Operating profit increased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower energy and raw material costs, primarily for polyester and methanol; and

•	higher Net sales;
partially offset by:

•	turnaround costs of $7 million at our Hoechst Industrial Park POM facility in Frankfurt, Germany.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net sales increased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	higher volume, primarily for POM across all regions, driven by pipeline and base business growth;
partially offset by:

•	lower pricing in POM due to regional mix.

Operating profit increased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower energy and raw material costs, primarily methanol;

•	higher Net sales; and

•	cost savings of $8 million, which includes productivity initiatives;
partially offset by:

•	turnaround costs of $7 million at our Hoechst Industrial Park POM facility in Frankfurt, Germany.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	a decrease in equity investment earnings of $27 million from our Ibn Sina strategic affiliate as a result of lower pricing for methanol and MTBE and higher raw material costs;
partially offset by:

•
an increase in equity investment earnings from our Polyplastics Co., Ltd. and Korea Engineering Plastics Co., Ltd. strategic affiliates of $9 million and $4 million, respectively, primarily as a result of lower raw material costs.

Consumer Specialties

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	235	249	(14)	(5.6)%	479	476	3	0.6%
Net Sales Variance
Volume	2%				9%
Price	(8)%				(8)%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	—	(1)	1	(100.0)%	—	(1)	1	(100.0)%
Operating profit (loss)	80	77	3	3.9%	158	139	19	13.7%
Operating margin	34.0%	30.9%			33.0%	29.2%
Equity in net earnings (loss) of affiliates	—	1	(1)	(100.0)%	1	1	—	—%
Dividend income - cost investments	28	26	2	7.7%	55	54	1	1.9%
Depreciation and amortization	11	12	(1)	(8.3)%	22	23	(1)	(4.3)%
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
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net sales decreased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower acetate tow pricing due to lower global industry utilization;

partially offset by:

•	higher acetate tow volume, primarily in Europe, due to recovery from customer destocking in the first half of the prior year.
Operating profit increased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower energy and raw material costs, including wood pulp; and

•	cost savings of $5 million primarily due to productivity initiatives in our cellulose derivatives business;
largely offset by:

•	lower Net sales.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net sales increased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	higher acetate tow volume across most regions due to recovery from customer destocking in the first half of the prior year;
largely offset by:

•	lower acetate tow pricing due to lower global industry utilization.
Operating profit increased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower energy and raw material costs, including wood pulp;

•	cost savings of $10 million primarily due to productivity initiatives in our cellulose derivatives business; and

•	higher Net sales.
Industrial Specialties

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	262	287	(25)	(8.7)%	515	569	(54)	(9.5)%
Net Sales Variance
Volume	(1)%				—%
Price	(8)%				(8)%
Currency	—%				(1)%
Other	—%				—%
Other (charges) gains, net	(2)	(1)	(1)	100.0%	(3)	(2)	(1)	50.0%
Operating profit (loss)	29	28	1	3.6%	60	57	3	5.3%
Operating margin	11.1%	9.8%			11.7%	10.0%
Depreciation and amortization	8	9	(1)	(11.1)%	16	19	(3)	(15.8)%
Our Industrial Specialties segment includes our emulsion polymers and EVA polymers businesses. Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our EVA polymers business is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate ("EVA") resins and compounds as well as select grades of low-density polyethylene. EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net sales decreased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower pricing in our emulsion polymers business due to lower raw material costs for VAM globally.
Operating profit increased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower raw material costs, primarily VAM; and

•	cost savings of $7 million primarily due to productivity initiatives in our emulsion polymers business;
largely offset by:

•	lower Net sales.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net sales decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower pricing in our emulsion polymers business due to lower raw material costs globally for VAM.
Operating profit increased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower raw material costs, primarily VAM; and

•	cost savings of $13 million primarily due to productivity initiatives in our emulsion polymers business;
largely offset by:

•	lower Net sales.
Acetyl Intermediates

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	592	707	(115)	(16.3)%	1,255	1,420	(165)	(11.6)%
Net Sales Variance
Volume	(5)%				—%
Price	(13)%				(13)%
Currency	—%				(1)%
Other	2%				2%
Other (charges) gains, net	(1)	(1)	—	—%	(1)	(2)	1	(50.0)%
Operating profit (loss)	77	54	23	42.6%	191	185	6	3.2%
Operating margin	13.0%	7.6%			15.2%	13.0%
Equity in net earnings (loss) of affiliates	2	1	1	100.0%	3	2	1	50.0%
Depreciation and amortization	27	57	(30)	(52.6)%	54	76	(22)	(28.9)%
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
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net sales decreased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•
lower pricing due to lower global industry utilization and a decline in global feedstock costs such as methanol, ethylene and carbon monoxide, which negatively impacted pricing for most of our products. The impact on acetic acid and VAM represents approximately two-thirds of the pricing decrease; and

•	lower volume for VAM, which represents approximately two-thirds of the decrease in volume, primarily due to the expiration of a significant VAM contract.
Operating profit increased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower energy and raw material costs, primarily for ethylene, methanol and carbon monoxide; and

•
an increase in depreciation and amortization expense in our Acetyl Intermediates segment during the three months ended June 30, 2015 as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower Net sales.
Depreciation and amortization expense decreased during the three months ended June 30, 2016 compared to the same period in 2015 due to the prior year impact of $39 million in accelerated depreciation expense related to our ethanol technology unit in Clear Lake, Texas, partially offset by the impact from startup of production at the Fairway Methanol LLC ("Fairway") facility in October 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net sales decreased during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•
lower pricing due to lower global industry utilization and a decline in global feedstock costs such as methanol, ethylene and carbon monoxide, which negatively impacted pricing for most of our products. The impact on acetic acid and VAM represents approximately two-thirds of the pricing decrease.

Operating profit increased during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower energy and raw material costs, primarily for ethylene, carbon monoxide and ethanol;

•
an increase in depreciation and amortization expense during the six months ended June 30, 2015 as a result of $39 million in accelerated depreciation expense related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, which did not recur in the current year; and

•	cost savings of $9 million due to productivity initiatives;
largely offset by:

•	lower Net sales.
Depreciation and amortization expense decreased during the six months ended June 30, 2016 compared to the same period in 2015 due to the prior year impact of $39 million in accelerated depreciation expense related to our ethanol technology unit in Clear Lake, Texas, partially offset by the impact from startup of production at the Fairway facility in October 2015.

Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	—	(4)	4	(100.0)%	(3)	(6)	3	(50.0)%
Operating profit (loss)	(26)	(38)	12	(31.6)%	(50)	(62)	12	(19.4)%
Equity in net earnings (loss) of affiliates	6	7	(1)	(14.3)%	11	11	—	—%
Depreciation and amortization	2	3	(1)	(33.3)%	5	5	—	—%
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
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating loss decreased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower functional spending and incentive compensation costs of $10 million.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Operating loss decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to:

•	lower functional spending and incentive compensation costs of $14 million.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2016, we have $900 million available for borrowing under our revolving credit facility and $56 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Cash Flows
Cash and cash equivalents decreased $232 million to $735 million as of June 30, 2016 compared to December 31, 2015. As of June 30, 2016, $452 million of the $735 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no planned cash distributions that would result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not recorded any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $83 million to $636 million for the six months ended June 30, 2016 compared to $553 million for the same period in 2015. Net cash provided by operations for the six months ended June 30, 2016 increased primarily due to:

•	an increase in net earnings;

•	favorable trade working capital of $16 million primarily due to a decrease in trade payables related to reduced spending for Fairway; and

•	a decrease in pension and postretirement benefit plan contributions of $15 million.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $216 million to $138 million for the six months ended June 30, 2016 compared to $354 million for the same period in 2015, primarily due to:

•	a decrease in capital expenditures of $210 million relating to Fairway.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $767 million from a net cash inflow of $35 million for the six months ended June 30, 2015 to a net cash outflow of $732 million for the six months ended June 30, 2016. The increase in net cash used in financing activities was primarily due to:

•	an increase in net repayments on short-term debt of $379 million, primarily as a result of paying down our revolving credit facility during the six months ended June 30, 2016;

•	an increase of $200 million in share repurchases of our Common Stock; and

•	a decrease of $161 million in contributions received from Mitsui in exchange for ownership in Fairway.
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
Debt and Other Obligations
On July 8, 2016, Celanese US and certain subsidiaries entered into an amendment of our accounts receivable securitization facility, extending its maturity to July 2019 and decreasing the available amount to $120 million.
On July 15, 2016, Celanese, Celanese US and certain subsidiaries entered into a new senior credit agreement consisting of a new $500 million senior unsecured term loan due 2021 and a $1.0 billion senior unsecured revolving credit facility (with a letter of credit sublimit) terminating in 2021. See Note 20 - Subsequent Events in the accompanying unaudited interim consolidated financial statements for further information.
There have been no material changes to our debt or other obligations described in our 2015 Form 10-K other than those disclosed above and in Note 8 - Debt in the accompanying unaudited interim consolidated financial statements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2016, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
In May 2016, the Company's Bay City, Texas site received a Proposed Agreed Order from the Texas Commission on Environmental Quality alleging violations of the Texas Health & Safety Code and/or Commission Rules as a result of a September 2015 chemical release and proposed an administrative penalty of approximately $125,000. The Company is contesting the penalty based on the nominal impact of the release on the environment. The Bay City, Texas site is included in the Company's Acetyl Intermediates segment.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended June 30, 2016 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
April 1-30, 2016	175,092	$71.15	172,000	$1,019,000,000
May 1-31, 2016	1,615,693	$70.68	1,615,693	$905,000,000
June 1-30, 2016	1,039,706	$71.17	1,033,447	$831,000,000
Total	2,830,491		2,821,140
______________________________

(1)
Includes 3,092 and 6,259 shares for April and June 2016, respectively, related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $2.4 billion of our Common Stock since February 2008.
See Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits(1)

Exhibit Number
Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K (File No. 001-32410) filed with the SEC on February 11, 2011).

3.1(a)
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Celanese Corporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on April 22, 2016).

3.2	Fourth Amended and Restated By-laws, amended effective February 8, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2016).

10.1*
Amendment Agreement, dated as of June 9, 2016, among Celanese Corporation, Celanese US Holdings LLC, Celanese Americas LLC, certain subsidiaries of Celanese US Holdings LLC, the Lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and as collateral agent, Deutsche Bank AG, New York Branch, Bank of America, N.A., JPMorgan Chase Bank, N.A., Citibank, N.A., The Royal Bank of Scotland plc and HSBC Bank USA, National Association, each as an issuing bank, Deutsche Bank AG, New York Branch, as swingline lender, and Deutsche Bank Securities Inc.

10.1(a)
Credit Agreement, dated as of July 15, 2016, by and among Celanese Corporation, Celanese US Holdings LLC, Celanese Americas LLC, Celanese Europe B.V., Celanese Holdings Luxembourg S.à.r.l., Elwood C.V., certain subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer and the other Swing Line Lenders and L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2016).

10.2
Omnibus Amendment No. 2, dated as of July 8, 2016, with the effect of Amendment No. 2 to the Amended and Restated Purchase and Sale Agreement, and Amendment No. 5 to the Receivables Purchase Agreement, among Celanese International Corporation, Celanese Ltd., Ticona Polymers, Inc., Celanese Sales U.S. Ltd., CE Receivables LLC, the various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents from time to time a party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2016).

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

(1)
The Company and its subsidiaries have in the past issued, and may in the future issue from time to time, long-term debt. The Company may not file with the applicable report copies of the instruments defining the rights of holders of long-term debt to the extent that the aggregate principal amount of the debt instruments of any one series of such debt instruments for which the instruments have not been filed has not exceeded or will not exceed 10% of the assets of the Company at any pertinent time. The Company hereby agrees to furnish a copy of any such instrument(s) to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	July 26, 2016

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Senior Vice President, Finance and
Chief Financial Officer

	Date:	July 26, 2016