Form 10-Q
period 2016-09-30
Celanese Corp
filed 2016-10-18
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of October 11, 2016 was 143,199,495.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2016

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In $ millions, except share and per share data)
Net sales	1,323	1,413	4,078	4,340
Cost of sales	(968)	(1,110)	(2,995)	(3,281)
Gross profit	355	303	1,083	1,059
Selling, general and administrative expenses	(81)	(93)	(232)	(297)
Amortization of intangible assets	(3)	(3)	(7)	(9)
Research and development expenses	(20)	(19)	(58)	(98)
Other (charges) gains, net	(3)	(4)	(12)	(19)
Foreign exchange gain (loss), net	(1)	3	1	3
Gain (loss) on disposition of businesses and assets, net	(1)	(1)	1	(8)
Operating profit (loss)	246	186	776	631
Equity in net earnings (loss) of affiliates	41	50	114	138
Interest expense	(28)	(29)	(91)	(86)
Refinancing expense	(4)	—	(6)	—
Interest income	—	—	1	1
Dividend income - cost investments	26	26	82	80
Other income (expense), net	—	(8)	(2)	(6)
Earnings (loss) from continuing operations before tax	281	225	874	758
Income tax (provision) benefit	(15)	(74)	(127)	(170)
Earnings (loss) from continuing operations	266	151	747	588
Earnings (loss) from operation of discontinued operations	(4)	—	(3)	(3)
Income tax (provision) benefit from discontinued operations	1	—	1	1
Earnings (loss) from discontinued operations	(3)	—	(2)	(2)
Net earnings (loss)	263	151	745	586
Net (earnings) loss attributable to noncontrolling interests	(1)	10	(5)	16
Net earnings (loss) attributable to Celanese Corporation	262	161	740	602
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	265	161	742	604
Earnings (loss) from discontinued operations	(3)	—	(2)	(2)
Net earnings (loss)	262	161	740	602
Earnings (loss) per common share - basic
Continuing operations	1.84	1.07	5.08	3.97
Discontinued operations	(0.02)	—	(0.01)	(0.01)
Net earnings (loss) - basic	1.82	1.07	5.07	3.96
Earnings (loss) per common share - diluted
Continuing operations	1.83	1.07	5.06	3.93
Discontinued operations	(0.02)	—	(0.01)	(0.01)
Net earnings (loss) - diluted	1.81	1.07	5.05	3.92
Weighted average shares - basic	144,005,098	149,800,029	145,959,821	152,153,057
Weighted average shares - diluted	144,601,465	151,004,081	146,585,560	153,420,449

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In $ millions)
Net earnings (loss)	263	151	745	586
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	1	—	—
Foreign currency translation	(8)	(11)	38	(130)
Gain (loss) on cash flow hedges	—	(1)	1	2
Pension and postretirement benefits	—	—	(1)	1
Total other comprehensive income (loss), net of tax	(9)	(11)	38	(127)
Total comprehensive income (loss), net of tax	254	140	783	459
Comprehensive (income) loss attributable to noncontrolling interests	(1)	10	(5)	16
Comprehensive income (loss) attributable to Celanese Corporation	253	150	778	475

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2016	As of December 31, 2015
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2016: $22; 2015: $7)	1,252	967
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2016: $6; 2015: $6; variable interest entity restricted - 2016: $5; 2015: $6)	791	706
Non-trade receivables, net	214	285
Inventories	652	682
Deferred income taxes	—	68
Marketable securities, at fair value	34	30
Other assets	35	49
Total current assets	2,978	2,787
Investments in affiliates	864	838
Property, plant and equipment (net of accumulated depreciation - 2016: $2,228; 2015: $2,039; variable interest entity restricted - 2016: $744; 2015: $772)	3,578	3,609
Deferred income taxes	216	222
Other assets (variable interest entity restricted - 2016: $9; 2015: $13)	290	300
Goodwill	712	705
Intangible assets (net of accumulated amortization - 2016: $542; 2015: $528; variable interest entity restricted - 2016: $26; 2015: $27)	119	125
Total assets	8,757	8,586
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	92	513
Trade payables - third party and affiliates	591	587
Other liabilities	299	330
Deferred income taxes	—	30
Income taxes payable	116	90
Total current liabilities	1,098	1,550
Long-term debt, net of unamortized deferred financing costs	2,923	2,468
Deferred income taxes	139	136
Uncertain tax positions	101	167
Benefit obligations	1,124	1,189
Other liabilities	221	247
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2016 and 2015: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2016: 167,476,602 issued and 143,199,495 outstanding; 2015: 166,698,787 issued and 146,782,297 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2016 and 2015: 0 issued and outstanding)	—	—
Treasury stock, at cost (2016: 24,277,107 shares; 2015: 19,916,490 shares)	(1,331)	(1,031)
Additional paid-in capital	140	136
Retained earnings	4,211	3,621
Accumulated other comprehensive income (loss), net	(310)	(348)
Total Celanese Corporation stockholders' equity	2,710	2,378
Noncontrolling interests	441	451
Total equity	3,151	2,829
Total liabilities and equity	8,757	8,586
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Nine Months Ended September 30, 2016
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	146,782,297	—
Stock option exercises	93,520	—
Purchases of treasury stock	(4,360,617)	—
Stock awards	684,295	—
Balance as of the end of the period	143,199,495	—
Treasury Stock
Balance as of the beginning of the period	19,916,490	(1,031)
Purchases of treasury stock, including related fees	4,360,617	(300)
Balance as of the end of the period	24,277,107	(1,331)
Additional Paid-In Capital
Balance as of the beginning of the period		136
Stock-based compensation, net of tax		1
Stock option exercises, net of tax		3
Balance as of the end of the period		140
Retained Earnings
Balance as of the beginning of the period		3,621
Net earnings (loss) attributable to Celanese Corporation		740
Series A common stock dividends		(150)
Balance as of the end of the period		4,211
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(348)
Other comprehensive income (loss), net of tax		38
Balance as of the end of the period		(310)
Total Celanese Corporation stockholders' equity		2,710
Noncontrolling Interests
Balance as of the beginning of the period		451
Net earnings (loss) attributable to noncontrolling interests		5
(Distributions to) contributions from noncontrolling interests		(15)
Balance as of the end of the period		441
Total equity		3,151

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(In $ millions)
Operating Activities
Net earnings (loss)	745	586
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	1	1
Depreciation, amortization and accretion	223	257
Pension and postretirement net periodic benefit cost	(40)	(37)
Pension and postretirement contributions	(38)	(53)
Deferred income taxes, net	39	4
(Gain) loss on disposition of businesses and assets, net	1	7
Stock-based compensation	23	32
Undistributed earnings in unconsolidated affiliates	2	(16)
Other, net	11	6
Operating cash provided by (used in) discontinued operations	—	3
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(82)	(16)
Inventories	36	20
Other assets	53	13
Trade payables - third party and affiliates	16	(98)
Other liabilities	(50)	17
Net cash provided by (used in) operating activities	940	726
Investing Activities
Capital expenditures on property, plant and equipment	(186)	(168)
Acquisitions, net of cash acquired	—	(3)
Proceeds from sale of businesses and assets, net	8	—
Capital expenditures related to Fairway Methanol LLC	—	(263)
Other, net	(14)	(27)
Net cash provided by (used in) investing activities	(192)	(461)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(347)	346
Proceeds from short-term borrowings	39	40
Repayments of short-term borrowings	(76)	(60)
Proceeds from long-term debt	1,509	—
Repayments of long-term debt	(1,095)	(18)
Purchases of treasury stock, including related fees	(300)	(420)
Stock option exercises	3	2
Series A common stock dividends	(150)	(131)
(Distributions to) contributions from noncontrolling interests	(15)	187
Other, net	(35)	(10)
Net cash provided by (used in) financing activities	(467)	(64)
Exchange rate effects on cash and cash equivalents	4	(29)
Net increase (decrease) in cash and cash equivalents	285	172
Cash and cash equivalents as of beginning of period	967	780
Cash and cash equivalents as of end of period	1,252	952

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.
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
Goodwill and Other Intangible Assets
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2016 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or by utilizing the relief from royalty method under the income approach annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2016 as the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying assets by a substantial margin.
The Company's trademarks and trade names have an indefinite life. For the nine months ended September 30, 2016, the Company did not renew or extend any intangible assets.
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

2. Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its financial statements and related disclosures.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company elected to early adopt ASU 2015-17 prospectively during the three months ended March 31, 2016 in accordance with the FASB's disclosure simplification initiatives. The adoption of this ASU resulted in a reclassification from current to noncurrent deferred tax assets and deferred tax liabilities as of March 31, 2016 of $68 million and $30 million, respectively. Prior periods were not adjusted.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance. The Company is currently assessing the potential impact of adopting ASU 2014-09 on its financial statements and related disclosures.

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
The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Cash and cash equivalents	22	7
Trade receivables, net - third party & affiliate	10	12
Property, plant and equipment (net of accumulated depreciation - 2016: $40; 2015: $10)	744	772
Intangible assets (net of accumulated amortization - 2016: $1; 2015: $0)	26	27
Other assets	9	13
Total assets(1)	811	831

Trade payables	15	9
Other liabilities(2)	3	5
Long-term debt	5	5
Deferred income taxes	2	2
Total liabilities	25	21
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of September 30, 2016 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.

The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Property, plant and equipment, net	65	73

Trade payables	51	47
Current installments of long-term debt	11	10
Long-term debt	97	109
Total liabilities	159	166

Maximum exposure to loss	250	268
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
4. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 9) as follows:

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Amortized cost	34	30
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	34	30
5. Inventories

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Finished goods	477	498
Work-in-process	43	43
Raw materials and supplies	132	141
Total	652	682

6. Current Other Liabilities

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Asset retirement obligations	8	10
Benefit obligations (Note 9)	31	31
Customer rebates	40	45
Derivatives (Note 14)	1	2
Environmental (Note 10)	15	11
Insurance	6	10
Interest	17	16
Restructuring (Note 12)	20	30
Salaries and benefits	88	109
Sales and use tax/foreign withholding tax payable	24	13
Uncertain tax positions (Note 13)	—	—
Other	49	53
Total	299	330
7. Noncurrent Other Liabilities

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Asset retirement obligations	22	26
Deferred proceeds	43	43
Deferred revenue	10	13
Environmental (Note 10)	54	61
Income taxes payable	6	7
Insurance	46	50
Other	40	47
Total	221	247

8. Debt

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	19	56
Short-term borrowings, including amounts due to affiliates(1)	73	52
Revolving credit facility(2)	—	350
Accounts receivable securitization facility(3)	—	55
Total	92	513
______________________________

(1)	The weighted average interest rate was 3.0% and 3.3% as of September 30, 2016 and December 31, 2015, respectively.

(2)	The weighted average interest rate was 1.8% as of December 31, 2015.

(3)	The weighted average interest rate was 0.8% as of December 31, 2015.

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Long-Term Debt
Senior credit facilities - Term C-2 loan due 2016(1)	—	30
Senior credit facilities - Term C-3 loan due 2018(2)	—	878
Senior unsecured term loan due 2021(3)	500	—
Senior unsecured notes due 2019, interest rate of 3.250%	335	327
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	835	—
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 5.70% to 6.70%	—	169
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	170	—
Obligations under capital leases due at various dates through 2054	224	238
Subtotal	2,964	2,542
Unamortized debt issuance costs(4)	(22)	(18)
Current installments of long-term debt	(19)	(56)
Total	2,923	2,468
______________________________

(1)	The margin for borrowings under the Term C-2 loan facility was 2.0% above the Euro Interbank Offered Rate ("EURIBOR").

(2)	The margin for borrowings under the Term C-3 loan facility was 2.25% above LIBOR (for US dollars) and 2.25% above EURIBOR (for Euros), as applicable.

(3)	The margin for borrowings under the senior unsecured term loan due 2021 was 1.5% above LIBOR.

(4)	Related to the Company's long-term debt, excluding obligations under capital leases.

Senior Credit Facilities
On July 15, 2016, Celanese, Celanese US and certain subsidiaries entered into a new senior credit agreement ("New Credit Agreement") consisting of a $500 million senior unsecured term loan and a $1.0 billion senior unsecured revolving credit facility (with a letter of credit sublimit), each maturing in 2021. The proceeds from the new senior unsecured term loan and $409 million of borrowings under the new senior unsecured revolving credit facility were used to repay the Company's Term C-2 and C-3 loans under its existing senior secured credit facilities. The New Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries (the "Subsidiary Guarantors").
In connection with entering into the New Credit Agreement, the Company recorded deferred financing costs of $5 million during the three months ended September 30, 2016, which are being amortized through 2021. The Company accelerated amortization of deferred financing costs and other expenses of $4 million related to the senior secured credit facilities, which are included in Refinancing expense in the unaudited interim consolidated statements of operations during the three months ended September 30, 2016.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of September 30, 2016
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	—
Letters of credit issued	—
Available for borrowing(2)	1,000
______________________________

(1)
The Company borrowed $409 million and repaid $411 million under its new senior unsecured revolving credit facility during the three months ended September 30, 2016. The Company borrowed $245 million and repaid $595 million under its previous secured revolving credit facility during the nine months ended September 30, 2016.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR.
Senior Notes
The Company has outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended (collectively, the "Senior Notes"). The Senior Notes were issued by Celanese US and are guaranteed by Celanese and the Subsidiary Guarantors.
On September 26, 2016, Celanese US completed an offering of €750 million in principal amount of 1.125% senior unsecured notes due September 26, 2023 (the "1.125% Notes") in a public offering registered under the Securities Act. The 1.125% Notes were issued under a base indenture dated May 6, 2011. The 1.125% Notes were issued at a discount to par at a price of 99.713%, which is being amortized to Interest expense in the unaudited interim consolidated statements of operations over the term of the 1.125% Notes. Net proceeds from the sale of the 1.125% Notes were used to repay $411 million of outstanding borrowings under the new senior unsecured revolving credit facility and for general corporate purposes. Deferred financing costs of $6 million were recorded during the three months ended September 30, 2016, which are being amortized over the term of the 1.125% Notes.
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

Accounts Receivable Securitization Facility
The Company has a US accounts receivable securitization facility involving receivables of certain of its domestic subsidiaries of the Company transferred to a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company ("SPE"). The securitization facility, which permits cash borrowings and letters of credit, was scheduled to expire on August 28, 2016, but may be extended for successive one year terms by agreement of the parties. All of the SPE's assets have been pledged to the administrative agent in support of the SPE's obligations under the facility. On July 8, 2016, certain of the Company's subsidiaries entered into an amendment of the accounts receivable securitization facility ("Amendment"), extending its maturity to July 2019 and decreasing the available amount to $120 million.
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of September 30, 2016
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	—
Letters of credit issued	52
Available for borrowing	53
Total borrowing base	105

Maximum borrowing base(2)	120
______________________________

(1)	The Company repaid $55 million during the nine months ended September 30, 2016.

(2)	Outstanding accounts receivable transferred to the SPE was $154 million.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2016.
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

The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	4	—	6	—	10	1
Interest cost	28	1	34	1	84	2	105	2
Expected return on plan assets	(44)	—	(53)	—	(132)	—	(158)	—
Recognized actuarial (gain) loss	—	—	—	—	—	—	—	1
Amortization of prior service cost (credit), net	—	(1)	—	—	—	(3)	—	—
Special termination benefit	—	—	1	—	3	—	2	—
Total	(14)	—	(14)	1	(39)	(1)	(41)	4
Benefit obligation funding is as follows:

	As of September 30, 2016	Total Expected 2016
	(In $ millions)
Cash contributions to defined benefit pension plans	18	23
Benefit payments to nonqualified pension plans	17	22
Benefit payments to other postretirement benefit plans	3	4
Cash contributions to German multiemployer defined benefit pension plans(1)	5	8
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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

The components of environmental remediation reserves are as follows:

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Demerger obligations (Note 16)	20	22
Divestiture obligations (Note 16)	17	17
Active sites	18	18
US Superfund sites	12	13
Other environmental remediation reserves	2	2
Total	69	72
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
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2015	20	0.30	1.20	May 2015
April 2016	20	0.36	1.44	May 2016
Treasury Stock

	Nine Months Ended September 30,		Total From February 2008 Through September 30, 2016
	2016	2015
Shares repurchased	4,360,617	6,640,601	31,668,413
Average purchase price per share	$68.80	$63.31	$51.64
Cash paid for repurchased shares (in millions)	$300	$420	$1,635
Aggregate Board of Directors repurchase authorizations during the period (in millions)(1)	$—	$1,000	$2,366
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

Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	(1)	—	(1)	1	—	1
Foreign currency translation	(2)	(6)	(8)	(8)	(3)	(11)
Gain (loss) on cash flow hedges	—	—	—	(1)	—	(1)
Pension and postretirement benefits	—	—	—	—	—	—
Total	(3)	(6)	(9)	(8)	(3)	(11)

	Nine Months Ended September 30,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	1	(1)	—
Foreign currency translation	51	(13)	38	(125)	(5)	(130)
Gain (loss) on cash flow hedges	1	—	1	3	(1)	2
Pension and postretirement benefits	(1)	—	(1)	—	1	1
Total	51	(13)	38	(121)	(6)	(127)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 4)	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretirement Benefits (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2015	1	(339)	(2)	(8)	(348)
Other comprehensive income (loss) before reclassifications	—	51	1	—	52
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(1)	(1)
Income tax (provision) benefit	—	(13)	—	—	(13)
As of September 30, 2016	1	(301)	(1)	(9)	(310)

12. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
	(In $ millions)
Employee termination benefits	(3)	(6)	(11)	(1)	(20)
Asset impairments	—	(1)	(1)		(1)
Commercial disputes	—	3	—		2
Total	(3)	(4)	(12)		(19)
______________________________

(1)	Includes $3 million of special termination benefits included in Benefit obligations in the unaudited consolidated balance sheets.
2016
During the nine months ended September 30, 2016 and 2015, the Company recorded $11 million and $20 million, respectively, of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
2015
During the three months ended September 30, 2015, the Company recorded $6 million and $4 million, respectively, in accelerated depreciation related to the Company's vinyl acetate ethylene ("VAE") emulsions unit in Meredosia, Illinois and its VAE and conventional emulsions units in Tarragona, Spain. The accelerated depreciation is included in Cost of sales in the unaudited interim consolidated statements of operations and is included in the Company's Industrial Specialties segment.
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
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2015	3	14	6	1	6	30
Additions	1	1	2	1	3	8
Cash payments	(2)	(5)	(6)	(1)	(4)	(18)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of September 30, 2016	2	10	2	1	5	20
Other Plant/Office Closures
As of December 31, 2015	—	—	—	—	—	—
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of September 30, 2016	—	—	—	—	—	—
Total	2	10	2	1	5	20

13. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In percentages)
Effective income tax rate	5	33	15	22
The lower effective income tax rate for the three and nine months ended September 30, 2016 compared to the same period in 2015 is primarily due to remeasurement of prior year tax positions due to audit closures and technical clarifications in certain jurisdictions of $52 million.
For the nine months ended September 30, 2016, the Company's uncertain tax positions decreased $61 million, primarily due to audit closures in the US and in certain foreign jurisdictions.
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
Cash Flow Hedges
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
Net Investment Hedges
The Company uses derivative instruments, such as foreign currency forwards, and non-derivative financial instruments, such as foreign currency denominated debt, that may give rise to foreign currency transaction gains or losses to hedge the foreign currency exposure of net investments in foreign operations. Accordingly, the effective portion of gains and losses from remeasurement of derivative and non-derivative financial instruments is included in foreign currency translation within Accumulated other comprehensive income (loss), net in the unaudited consolidated balance sheets. Gains and losses are reclassified to earnings in the period the hedged investment is sold or liquidated.
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of September 30, 2016	As of December 31, 2015
	(In € millions)
Total	940	328

Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Total	490	502
No significant changes in the fair value of the Company's derivative and non-derivative instruments occurred during the three months ended September 30, 2016 and 2015.
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments during the nine months ended September 30, 2016 and 2015 is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2016	2015	2016	2015
	(In $ millions)
Designated as Cash Flow Hedges
Cross-currency swaps	—	—	—	46	Other income (expense), net; Interest expense
Total	—	—	—	46

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	2	28	—	—	N/A
Total	2	28	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	12	(68)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	12	(68)
See Note 15 - Fair Value Measurements for further information regarding the fair value of the Company's derivative instruments.
Certain of the Company's commodity swaps and foreign currency forwards and swaps permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement.

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Derivative Assets
Gross amount recognized	5	2
Gross amount offset in the consolidated balance sheets	1	—
Net amount presented in the consolidated balance sheets	4	2
Gross amount not offset in the consolidated balance sheets	1	—
Net amount	3	2

	As of September 30, 2016	As of December 31, 2015
	(In $ millions)
Derivative Liabilities
Gross amount recognized	2	2
Gross amount offset in the consolidated balance sheets	1	—
Net amount presented in the consolidated balance sheets	1	2
Gross amount not offset in the consolidated balance sheets	1	—
Net amount	—	2
15. Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value on a recurring basis as follows:
Derivatives. Derivative financial instruments, including commodity swaps and foreign currency forwards and swaps, are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as spot rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for commodity swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of September 30, 2016
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	1	1	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	3	3	Current Other assets
Total assets	—	4	4
Designated as Net Investment Hedges
Foreign currency denominated debt(1)	—	—	—	Long-term debt
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(1)	(1)	Current Other liabilities
Total liabilities	—	(1)	(1)
As of December 31, 2015
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	2	2
Designated as a Net Investment Hedge
Foreign currency denominated debt(1)	—	—	—	Long-term debt
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(2)	(2)
______________________________

(1)	Included in the unaudited consolidated balance sheets at carrying amount.
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2016
Cost investments	148	—	—	—
Insurance contracts in nonqualified trusts	49	49	—	49
Long-term debt, including current installments of long-term debt	2,964	2,910	224	3,134
As of December 31, 2015
Cost investments	151	—	—	—
Insurance contracts in nonqualified trusts	55	55	—	55
Long-term debt, including current installments of long-term debt	2,542	2,348	238	2,586
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
As of September 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2016 are $74 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $202 million as of September 30, 2016. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. The Company does not expect to incur any material losses under take-or-pay contractual arrangements. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2016, the Company had unconditional purchase obligations of $2.6 billion, which extend through 2036.
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
17. Segment Information

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended September 30, 2016
Net sales	365	225	245	(1)	589	(1)	—	(101)	1,323
Other (charges) gains, net (Note 12)	—	(1)	—		(1)		(1)	—	(3)
Operating profit (loss)	93	68	25		83		(23)	—	246
Equity in net earnings (loss) of affiliates	33	1	—		1		6	—	41
Depreciation and amortization	22	12	9		27		2	—	72
Capital expenditures	14	11	15		17		3	—	60	(2)
	Three Months Ended September 30, 2015
Net sales	326	247	274	(1)	680	(1)	—	(114)	1,413
Other (charges) gains, net (Note 12)	(2)	—	—		—		(2)	—	(4)
Operating profit (loss)	58	77	19		54		(22)	—	186
Equity in net earnings (loss) of affiliates	43	1	—		2		4	—	50
Depreciation and amortization	26	15	20		17		2	—	80
Capital expenditures	17	13	13		52		2	—	97	(2)
______________________________

(1)
Net sales for Acetyl Intermediates and Industrial Specialties include intersegment sales of $100 million and $1 million, respectively, for the three months ended September 30, 2016 and $114 million and $0 million, respectively, for the three months ended September 30, 2015.

(2)	Includes an increase in accrued capital expenditures of $2 million and a decrease of $7 million for the three months ended September 30, 2016 and 2015, respectively.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2016
Net sales	1,080	704	760	(1)	1,844	(1)	—	(310)	4,078
Other (charges) gains, net (Note 12)	(2)	(1)	(3)		(2)		(4)	—	(12)
Operating profit (loss)	263	226	85		274		(73)	1	776
Equity in net earnings (loss) of affiliates	91	2	—		4		17	—	114
Depreciation and amortization	71	34	25		81		7	—	218
Capital expenditures	52	29	45		40		8	—	174	(2)
	As of September 30, 2016
Goodwill and intangible assets, net	340	250	47		194		—	—	831
Total assets	2,476	1,475	790		2,431		1,585	—	8,757
	Nine Months Ended September 30, 2015
Net sales	1,015	723	843	(1)	2,100	(1)	—	(341)	4,340
Other (charges) gains, net (Note 12)	(6)	(1)	(2)		(2)		(8)	—	(19)
Operating profit (loss)	184	216	76		239		(84)	—	631
Equity in net earnings (loss) of affiliates	117	2	—		4		15	—	138
Depreciation and amortization	75	38	39	(3)	93	(3)	7	—	252
Capital expenditures	50	50	32		260		4	—	396	(2)
	As of December 31, 2015
Goodwill and intangible assets, net	338	249	49		194		—	—	830
Total assets	2,324	1,458	747		2,387		1,670	—	8,586
______________________________

(1)
Net sales for Acetyl Intermediates and Industrial Specialties include intersegment sales of $308 million and $2 million, respectively, for the nine months ended September 30, 2016 and $341 million and $0 million, respectively, for the nine months ended September 30, 2015.

(2)	Includes a decrease in accrued capital expenditures of $12 million and $35 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)	See Note 12 - Other (Charges) Gains, Net for further information.
18. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	265	161	742	604
Earnings (loss) from discontinued operations	(3)	—	(2)	(2)
Net earnings (loss)	262	161	740	602

Weighted average shares - basic	144,005,098	149,800,029	145,959,821	152,153,057
Incremental shares attributable to equity awards	596,367	1,204,052	625,739	1,267,392
Weighted average shares - diluted	144,601,465	151,004,081	146,585,560	153,420,449
During the three and nine months ended September 30, 2016, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share. During the same periods in 2015, there were 15,079 and 45,393 equity award shares, respectively, excluded from the computation of diluted net earnings per share.

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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	544	1,052	(273)	1,323
Cost of sales	—	—	(414)	(824)	270	(968)
Gross profit	—	—	130	228	(3)	355
Selling, general and administrative expenses	—	—	(19)	(62)	—	(81)
Amortization of intangible assets	—	—	(1)	(2)	—	(3)
Research and development expenses	—	—	(8)	(12)	—	(20)
Other (charges) gains, net	—	—	—	(3)	—	(3)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	2	—	(1)
Operating profit (loss)	—	—	99	150	(3)	246
Equity in net earnings (loss) of affiliates	262	250	169	36	(676)	41
Interest expense	—	(5)	(20)	(7)	4	(28)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	3	—	1	(4)	—
Dividend income - cost investments	—	—	—	26	—	26
Other income (expense), net	—	—	1	(1)	—	—
Earnings (loss) from continuing operations before tax	262	244	249	205	(679)	281
Income tax (provision) benefit	—	18	(23)	(11)	1	(15)
Earnings (loss) from continuing operations	262	262	226	194	(678)	266
Earnings (loss) from operation of discontinued operations	—	—	(2)	(2)	—	(4)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(2)	(1)	—	(3)
Net earnings (loss)	262	262	224	193	(678)	263
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	262	262	224	192	(678)	262

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	553	1,119	(259)	1,413
Cost of sales	—	—	(424)	(974)	288	(1,110)
Gross profit	—	—	129	145	29	303
Selling, general and administrative expenses	—	—	(22)	(71)	—	(93)
Amortization of intangible assets	—	—	(1)	(2)	—	(3)
Research and development expenses	—	—	(9)	(10)	—	(19)
Other (charges) gains, net	—	—	1	(5)	—	(4)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	1	—	(1)
Operating profit (loss)	—	—	96	61	29	186
Equity in net earnings (loss) of affiliates	161	173	77	47	(408)	50
Interest expense	—	(23)	(2)	(8)	4	(29)
Refinancing expense	—	—	—	—	—	—
Interest income	—	2	—	2	(4)	—
Dividend income - cost investments	—	—	—	26	—	26
Other income (expense), net	—	(1)	1	(8)	—	(8)
Earnings (loss) from continuing operations before tax	161	151	172	120	(379)	225
Income tax (provision) benefit	—	10	(30)	(45)	(9)	(74)
Earnings (loss) from continuing operations	161	161	142	75	(388)	151
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	161	161	142	75	(388)	151
Net (earnings) loss attributable to noncontrolling interests	—	—	—	10	—	10
Net earnings (loss) attributable to Celanese Corporation	161	161	142	85	(388)	161

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,663	3,264	(849)	4,078
Cost of sales	—	—	(1,270)	(2,580)	855	(2,995)
Gross profit	—	—	393	684	6	1,083
Selling, general and administrative expenses	—	—	(41)	(191)	—	(232)
Amortization of intangible assets	—	—	(3)	(4)	—	(7)
Research and development expenses	—	—	(24)	(34)	—	(58)
Other (charges) gains, net	—	—	(1)	(11)	—	(12)
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(6)	7	—	1
Operating profit (loss)	—	—	318	452	6	776
Equity in net earnings (loss) of affiliates	740	742	472	107	(1,947)	114
Interest expense	—	(11)	(71)	(21)	12	(91)
Refinancing expense	—	(4)	(2)	—	—	(6)
Interest income	—	7	2	4	(12)	1
Dividend income - cost investments	—	—	—	82	—	82
Other income (expense), net	—	(1)	1	(2)	—	(2)
Earnings (loss) from continuing operations before tax	740	733	720	622	(1,941)	874
Income tax (provision) benefit	—	7	(63)	(70)	(1)	(127)
Earnings (loss) from continuing operations	740	740	657	552	(1,942)	747
Earnings (loss) from operation of discontinued operations	—	—	(2)	(1)	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	740	740	655	552	(1,942)	745
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net earnings (loss) attributable to Celanese Corporation	740	740	655	547	(1,942)	740

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,885	3,426	(971)	4,340
Cost of sales	—	—	(1,329)	(2,969)	1,017	(3,281)
Gross profit	—	—	556	457	46	1,059
Selling, general and administrative expenses	—	—	(75)	(222)	—	(297)
Amortization of intangible assets	—	—	(4)	(5)	—	(9)
Research and development expenses	—	—	(68)	(30)	—	(98)
Other (charges) gains, net	—	—	(2)	(17)	—	(19)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(5)	(3)	—	(8)
Operating profit (loss)	—	—	402	183	46	631
Equity in net earnings (loss) of affiliates	602	696	283	122	(1,565)	138
Interest expense	—	(107)	(15)	(28)	64	(86)
Refinancing expense	—	—	—	—	—	—
Interest income	—	15	39	11	(64)	1
Dividend income - cost investments	—	—	—	80	—	80
Other income (expense), net	—	(1)	2	(7)	—	(6)
Earnings (loss) from continuing operations before tax	602	603	711	361	(1,519)	758
Income tax (provision) benefit	—	(1)	(112)	(46)	(11)	(170)
Earnings (loss) from continuing operations	602	602	599	315	(1,530)	588
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	602	602	597	315	(1,530)	586
Net (earnings) loss attributable to noncontrolling interests	—	—	—	16	—	16
Net earnings (loss) attributable to Celanese Corporation	602	602	597	331	(1,530)	602

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	262	262	224	193	(678)	263
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	—	(1)	2	(1)
Foreign currency translation	(8)	(8)	(8)	(4)	20	(8)
Gain (loss) on cash flow hedges	—	—	—	—	—	—
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(9)	(9)	(8)	(5)	22	(9)
Total comprehensive income (loss), net of tax	253	253	216	188	(656)	254
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	253	253	216	187	(656)	253

	Three Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	161	161	142	75	(388)	151
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation	(11)	(11)	4	(7)	14	(11)
Gain (loss) on cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(11)	(11)	4	(7)	14	(11)
Total comprehensive income (loss), net of tax	150	150	146	68	(374)	140
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	10	—	10
Comprehensive income (loss) attributable to Celanese Corporation	150	150	146	78	(374)	150

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	740	740	655	552	(1,942)	745
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	38	38	28	54	(120)	38
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Pension and postretirement benefits	(1)	(1)	(1)	1	1	(1)
Total other comprehensive income (loss), net of tax	38	38	28	56	(122)	38
Total comprehensive income (loss), net of tax	778	778	683	608	(2,064)	783
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive income (loss) attributable to Celanese Corporation	778	778	683	603	(2,064)	778

	Nine Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	602	602	597	315	(1,530)	586
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(130)	(130)	(110)	(144)	384	(130)
Gain (loss) on cash flow hedges	2	2	5	2	(9)	2
Pension and postretirement benefits	1	1	—	4	(5)	1
Total other comprehensive income (loss), net of tax	(127)	(127)	(105)	(138)	370	(127)
Total comprehensive income (loss), net of tax	475	475	492	177	(1,160)	459
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	16	—	16
Comprehensive income (loss) attributable to Celanese Corporation	475	475	492	193	(1,160)	475

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	2	652	598	—	1,252
Trade receivables - third party and affiliates	—	—	122	808	(139)	791
Non-trade receivables, net	38	545	233	307	(909)	214
Inventories, net	—	—	228	469	(45)	652
Deferred income taxes	—	—	—	—	—	—
Marketable securities, at fair value	—	—	34	—	—	34
Other assets	—	13	15	40	(33)	35
Total current assets	38	560	1,284	2,222	(1,126)	2,978
Investments in affiliates	2,672	4,181	3,689	764	(10,442)	864
Property, plant and equipment, net	—	—	1,025	2,553	—	3,578
Deferred income taxes	—	—	153	65	(2)	216
Other assets	—	705	144	229	(788)	290
Goodwill	—	—	314	398	—	712
Intangible assets, net	—	—	49	70	—	119
Total assets	2,710	5,446	6,658	6,301	(12,358)	8,757
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	—	136	210	(254)	92
Trade payables - third party and affiliates	—	1	254	475	(139)	591
Other liabilities	—	29	174	222	(126)	299
Deferred income taxes	—	—	—	—	—	—
Income taxes payable	—	—	574	103	(561)	116
Total current liabilities	—	30	1,138	1,010	(1,080)	1,098
Noncurrent Liabilities
Long-term debt	—	2,717	822	172	(788)	2,923
Deferred income taxes	—	27	—	114	(2)	139
Uncertain tax positions	—	—	—	111	(10)	101
Benefit obligations	—	—	900	224	—	1,124
Other liabilities	—	—	76	145	—	221
Total noncurrent liabilities	—	2,744	1,798	766	(800)	4,508
Total Celanese Corporation stockholders' equity	2,710	2,672	3,722	4,084	(10,478)	2,710
Noncontrolling interests	—	—	—	441	—	441
Total equity	2,710	2,672	3,722	4,525	(10,478)	3,151
Total liabilities and equity	2,710	5,446	6,658	6,301	(12,358)	8,757

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	21	946	—	967
Trade receivables - third party and affiliates	—	—	132	722	(148)	706
Non-trade receivables, net	37	580	298	522	(1,152)	285
Inventories, net	—	—	258	474	(50)	682
Deferred income taxes	—	—	19	68	(19)	68
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	12	28	40	(31)	49
Total current assets	37	592	786	2,772	(1,400)	2,787
Investments in affiliates	2,341	3,947	3,909	738	(10,097)	838
Property, plant and equipment, net	—	—	1,001	2,608	—	3,609
Deferred income taxes	—	2	178	42	—	222
Other assets	—	418	151	227	(496)	300
Goodwill	—	—	314	391	—	705
Intangible assets, net	—	—	51	74	—	125
Total assets	2,378	4,959	6,390	6,852	(11,993)	8,586
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	479	181	213	(360)	513
Trade payables - third party and affiliates	—	—	240	495	(148)	587
Other liabilities	—	28	281	283	(262)	330
Deferred income taxes	—	26	—	23	(19)	30
Income taxes payable	—	—	537	116	(563)	90
Total current liabilities	—	533	1,239	1,130	(1,352)	1,550
Noncurrent Liabilities
Long-term debt	—	2,078	706	187	(503)	2,468
Deferred income taxes	—	—	—	136	—	136
Uncertain tax positions	—	7	29	131	—	167
Benefit obligations	—	—	960	229	—	1,189
Other liabilities	—	—	93	155	(1)	247
Total noncurrent liabilities	—	2,085	1,788	838	(504)	4,207
Total Celanese Corporation stockholders' equity	2,378	2,341	3,363	4,433	(10,137)	2,378
Noncontrolling interests	—	—	—	451	—	451
Total equity	2,378	2,341	3,363	4,884	(10,137)	2,829
Total liabilities and equity	2,378	4,959	6,390	6,852	(11,993)	8,586

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	447	437	299	602	(845)	940
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(100)	(86)	—	(186)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	1	7	—	8
Capital expenditures related to Fairway Methanol LLC	—	—	—	—	—	—
Return of capital from subsidiary	—	145	750	—	(895)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(283)	(9)	90	202	—
Other, net	—	—	(9)	(5)	—	(14)
Net cash provided by (used in) investing activities	—	(138)	633	6	(693)	(192)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(344)	6	—	(9)	(347)
Proceeds from short-term borrowings	—	—	—	39	—	39
Repayments of short-term borrowings	—	—	—	(76)	—	(76)
Proceeds from long-term debt	—	1,589	746	—	(826)	1,509
Repayments of long-term debt	—	(1,082)	(635)	(11)	633	(1,095)
Purchases of treasury stock, including related fees	(300)	—	—	—	—	(300)
Dividends to parent	—	(447)	(398)	—	845	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(150)	—	—	—	—	(150)
Return of capital to parent	—	—	—	(895)	895	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(15)	—	(15)
Other, net	—	(13)	(20)	(2)	—	(35)
Net cash provided by (used in) financing activities	(447)	(297)	(301)	(960)	1,538	(467)
Exchange rate effects on cash and cash equivalents	—	—	—	4	—	4
Net increase (decrease) in cash and cash equivalents	—	2	631	(348)	—	285
Cash and cash equivalents as of beginning of period	—	—	21	946	—	967
Cash and cash equivalents as of end of period	—	2	652	598	—	1,252

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	549	507	406	380	(1,116)	726
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(100)	(68)	—	(168)
Acquisitions, net of cash acquired	—	—	(3)	—	—	(3)
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Capital expenditures related to Fairway Methanol LLC	—	—	(19)	(244)	—	(263)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(92)	—	92	—
Intercompany loan receipts (disbursements)	—	(342)	(29)	(15)	386	—
Other, net	—	—	(12)	(15)	—	(27)
Net cash provided by (used in) investing activities	—	(342)	(255)	(342)	478	(461)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	374	2	(1)	(29)	346
Proceeds from short-term borrowings	—	—	—	40	—	40
Repayments of short-term borrowings	—	—	—	(60)	—	(60)
Proceeds from long-term debt	—	15	345	—	(360)	—
Repayments of long-term debt	—	(7)	(3)	(11)	3	(18)
Purchases of treasury stock, including related fees	(420)	—	—	—	—	(420)
Dividends to parent	—	(547)	(569)	—	1,116	—
Contributions from parent	—	—	—	92	(92)	—
Stock option exercises	2	—	—	—	—	2
Series A common stock dividends	(131)	—	—	—	—	(131)
Return of capital to parent	—	—	—	—	—	—
(Distributions to) contributions from noncontrolling interests	—	—	—	187	—	187
Other, net	—	—	(9)	(1)	—	(10)
Net cash provided by (used in) financing activities	(549)	(165)	(234)	246	638	(64)
Exchange rate effects on cash and cash equivalents	—	—	—	(29)	—	(29)
Net increase (decrease) in cash and cash equivalents	—	—	(83)	255	—	172
Cash and cash equivalents as of beginning of period	—	—	110	670	—	780
Cash and cash equivalents as of end of period	—	—	27	925	—	952

20. Subsequent Events
On October 13, 2016, the Company signed a definitive agreement to purchase 100% of the stock of SO.F.TER. Group, based in Forli, Italy, which includes its comprehensive product portfolio of engineering thermoplastics and thermoplastic elastomers, as well as all of its manufacturing, technology and commercial facilities and customer agreements. The acquisition will be funded from cash on hand or from borrowings under the Company's senior unsecured revolving credit facility. The acquired operations will be included in the Advanced Engineered Materials segment. The Company expects the acquisition to close in the fourth quarter of 2016, subject to regulatory approvals and other customary closing conditions, and does not expect the acquisition to be material to its 2016 financial position or results of operations.

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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,323	1,413	(90)	4,078	4,340	(262)
Gross profit	355	303	52	1,083	1,059	24
Selling, general and administrative ("SG&A") expenses	(81)	(93)	12	(232)	(297)	65
Other (charges) gains, net	(3)	(4)	1	(12)	(19)	7
Operating profit (loss)	246	186	60	776	631	145
Equity in net earnings of affiliates	41	50	(9)	114	138	(24)
Interest expense	(28)	(29)	1	(91)	(86)	(5)
Refinancing expense	(4)	—	(4)	(6)	—	(6)
Dividend income - cost investments	26	26	—	82	80	2
Earnings (loss) from continuing operations before tax	281	225	56	874	758	116
Earnings (loss) from continuing operations	266	151	115	747	588	159
Earnings (loss) from discontinued operations	(3)	—	(3)	(2)	(2)	—
Net earnings (loss)	263	151	112	745	586	159
Net earnings (loss) attributable to Celanese Corporation	262	161	101	740	602	138
Other Data
Depreciation and amortization	72	80	(8)	218	252	(34)
SG&A expenses as a percentage of Net sales	6.1%	6.6%		5.7%	6.8%
Operating margin(1)	18.6%	13.2%		19.0%	14.5%
Other (charges) gains, net
Employee termination benefits	(3)	(6)	3	(11)	(20)	9
Asset impairments	—	(1)	1	(1)	(1)	—
Commercial disputes	—	3	(3)	—	2	(2)
Total Other (charges) gains, net	(3)	(4)	1	(12)	(19)	7
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2016	As of December 31, 2015
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,252	967

Short-term borrowings and current installments of long-term debt - third party and affiliates	92	513
Long-term debt, net of unamortized deferred financing costs	2,923	2,468
Total debt	3,015	2,981

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	16	(4)	—	—	12
Consumer Specialties	(2)	(7)	—	—	(9)
Industrial Specialties	(1)	(9)	(1)	—	(11)
Acetyl Intermediates	(3)	(11)	—	1	(13)
Total Company	1	(9)	—	2	(6)
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	9	(3)	—	—	6
Consumer Specialties	5	(8)	—	—	(3)
Industrial Specialties	(1)	(9)	—	—	(10)
Acetyl Intermediates	(1)	(12)	(1)	2	(12)
Total Company	2	(10)	—	2	(6)
Consolidated Results
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net sales decreased $90 million, or 6.4%, for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower vinyl acetate monomer ("VAM") pricing and volume and lower acetic acid pricing in our Acetyl Intermediates segment;

•	lower acetate tow pricing and volume in our Consumer Specialties segment; and

•	lower pricing in our Industrial Specialties segment;
partially offset by:

•	higher volume for polyoxymethylene ("POM") in our Advanced Engineered Materials segment.
Operating profit increased $60 million, or 32.3%, for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower raw material costs across most of our business segments;
partially offset by:

•	lower Net sales.

As a percentage of Net sales, SG&A expenses decreased from 6.6% to 6.1% for the three months ended September 30, 2016 compared to the same period in 2015, primarily due to:

•	productivity initiatives across most of our business segments.
Our effective income tax rate for the three months ended September 30, 2016 was 5% compared to 33% for the same period in 2015. Our lower effective income tax rate is primarily due to remeasurement of prior year tax positions due to audit closures and technical clarifications in certain jurisdictions of $52 million.
Our effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts and mix of income and loss in those jurisdictions to which they relate, as well as discrete items and non-deductible expenses that may occur in any given year, but are not consistent from year to year.
See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net sales decreased $262 million, or 6.0%, for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower acetic acid and VAM pricing in our Acetyl Intermediates segment;

•	lower pricing in our Industrial Specialties segment; and

•	lower acetate tow pricing in our Consumer Specialties segment;
partially offset by:

•	higher acetate tow volume in our Consumer Specialties segment; and

•	higher volume for POM in our Advanced Engineered Materials segment.
Operating profit increased $145 million, or 23.0%, for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower raw material costs across all of our business segments;

•	a decrease in SG&A; and

•
an increase in depreciation and amortization expense in our Acetyl Intermediates segment during the nine months ended September 30, 2015 as a result of $39 million in accelerated depreciation expense in the prior year related to property, plant and equipment no longer in use at our ethanol technology development unit in Clear Lake, Texas, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower Net sales.
As a percentage of Net sales, SG&A expenses decreased from 6.8% to 5.7% for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to:

•	productivity initiatives across most of our business segments; and

•	lower functional spending and incentive compensation costs.
Equity in net earnings (loss) of affiliates decreased $24 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•
a decrease in equity investment in earnings of $40 million from our Ibn Sina strategic affiliate as a result of lower pricing for methanol and methyl tertiary-butyl ether ("MTBE") and higher raw material costs.

Our effective income tax rate for the nine months ended September 30, 2016 was 15% compared to 22% for the same period in 2015. Our lower effective income tax rate is primarily due to remeasurement of prior year tax positions due to audit closures and technical clarifications in certain jurisdictions of $52 million.
Assuming no material changes to tax rules and regulations or cash repatriation plans, we expect to realize operational savings in connection with the establishment of our centralized European headquarters, which will directly impact the mix of our earnings and may result in favorable income tax impacts in subsequent years. Our effective tax rate will vary based on the jurisdictions in which income is actually generated and remains subject to potential volatility from changing tax legislation in the US and other tax jurisdictions. We continue to assess our business model and its impact in various jurisdictions. On April 4, 2016, the US Department of the Treasury announced the issuance of proposed regulations regarding corporate tax inversions and related earnings stripping. These proposed regulations, which were to be effective 90 days after finalization, included provisions that may be interpreted to impact other common tax structures including intercompany financing and obligations. Subsequent to the balance sheet date of September 30, 2016, on October 13, 2016, the US Department of Treasury issued the final regulations. We are currently evaluating the tax consequences of the new regulations to our cross-border treasury management practices and intercompany financing structure.
Business Segments
Advanced Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	365	326	39	12.0%	1,080	1,015	65	6.4%
Net Sales Variance
Volume	16%				9%
Price	(4)%				(3)%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	—	(2)	2	(100.0)%	(2)	(6)	4	(66.7)%
Operating profit (loss)	93	58	35	60.3%	263	184	79	42.9%
Operating margin	25.5%	17.8%			24.4%	18.1%
Equity in net earnings (loss) of affiliates	33	43	(10)	(23.3)%	91	117	(26)	(22.2)%
Depreciation and amortization	22	26	(4)	(15.4)%	71	75	(4)	(5.3)%
Our Advanced Engineered Materials segment includes our engineered materials business and certain strategic affiliates. Our engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for automotive and medical applications, as well as industrial products and consumer electronics. The pricing of products within the engineered materials business is primarily based on the value of the material we produce and is largely independent of changes in the cost of raw materials. Together with our strategic affiliates, our engineered materials business is a leading participant in the global specialty polymers industry.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net sales increased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	higher volume, primarily for POM across all regions, driven by new project launches and base business growth;
partially offset by:

•	lower pricing in POM due to regional and customer mix.

Operating profit increased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	higher Net sales; and

•	lower energy and raw material costs, primarily for methanol and polyester.
Equity in net earnings (loss) of affiliates decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	a decrease in equity investment in earnings of $13 million from our Ibn Sina strategic affiliate as a result of lower pricing for methanol and MTBE and higher raw material costs.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net sales increased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	higher volume, primarily for POM across all regions, driven by new project launches and base business growth;
partially offset by:

•	lower pricing in POM due to regional and customer mix.
Operating profit increased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	higher Net sales;

•	lower energy and raw material costs, primarily methanol and polyester; and

•	cost savings of $18 million primarily due to productivity initiatives.
Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	a decrease in equity investment in earnings of $40 million from our Ibn Sina strategic affiliate as a result of lower pricing for methanol and MTBE and higher raw material costs;
partially offset by:

•
an increase in equity investment in earnings from our Polyplastics Co., Ltd. and Korea Engineering Plastics Co., Ltd. strategic affiliates of $9 million and $6 million, respectively, primarily as a result of demand and lower raw material costs.

Consumer Specialties

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	225	247	(22)	(8.9)%	704	723	(19)	(2.6)%
Net Sales Variance
Volume	(2)%				5%
Price	(7)%				(8)%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	(1)	—	(1)	100.0%	(1)	(1)	—	—%
Operating profit (loss)	68	77	(9)	(11.7)%	226	216	10	4.6%
Operating margin	30.2%	31.2%			32.1%	29.9%
Equity in net earnings (loss) of affiliates	1	1	—	—%	2	2	—	—%
Dividend income - cost investments	26	25	1	4.0%	81	79	2	2.5%
Depreciation and amortization	12	15	(3)	(20.0)%	34	38	(4)	(10.5)%
Our Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. Our cellulose derivatives business is a leading global producer and supplier of acetate flake, acetate film and acetate tow, primarily used in filtration applications. Our food ingredients business is a leading international supplier of premium quality ingredients for the food and beverage and pharmaceuticals industries. The pricing of products within the cellulose derivatives and food ingredients businesses is primarily based on the value of the material we produce and is largely independent of changes in the cost of raw materials.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net sales decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower acetate tow pricing and volume due to lower global industry utilization.
Operating profit decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower Net sales;
partially offset by:

•	cost savings of $5 million primarily due to productivity initiatives in our cellulose derivatives business.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net sales decreased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower acetate tow pricing due to lower global industry utilization;
largely offset by:

•	higher acetate tow volume across most regions due to customer destocking in the first half of the prior year, which did not recur in the current year.

Operating profit increased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower energy and raw material costs, including wood pulp; and

•	cost savings of $15 million primarily due to productivity initiatives in our cellulose derivatives business;
largely offset by:

•	lower Net sales.
Industrial Specialties

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	245	274	(29)	(10.6)%	760	843	(83)	(9.8)%
Net Sales Variance
Volume	(1)%				(1)%
Price	(9)%				(9)%
Currency	(1)%				—%
Other	—%				—%
Other (charges) gains, net	—	—	—	—%	(3)	(2)	(1)	50.0%
Operating profit (loss)	25	19	6	31.6%	85	76	9	11.8%
Operating margin	10.2%	6.9%			11.2%	9.0%
Depreciation and amortization	9	20	(11)	(55.0)%	25	39	(14)	(35.9)%
Our Industrial Specialties segment includes our emulsion polymers and EVA polymers businesses. Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our EVA polymers business is a leading North American manufacturer of a full range of specialty ethylene vinyl acetate ("EVA") resins and compounds as well as select grades of low-density polyethylene. EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting. The pricing of products within the emulsion polymers and EVA polymers businesses is influenced by changes in the cost of raw materials, most notably VAM and ethylene.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net sales decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower pricing in our emulsion polymers and EVA polymers businesses due to lower raw material costs for VAM globally.
Operating profit increased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	cost savings of $9 million, primarily due to productivity initiatives in our emulsion polymers business; and

•	lower raw material costs, primarily VAM;
largely offset by:

•	lower Net sales.

Depreciation and amortization expense, which is included within Operating profit (loss), decreased during the three months ended September 30, 2016 compared to the same period in 2015 as a result of accelerated depreciation related to our vinyl acetate ethylene ("VAE") emulsions unit in Meredosia, Illinois and our VAE and conventional emulsions units in Tarragona, Spain, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net sales decreased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower pricing in our emulsion polymers and EVA polymers businesses due to lower raw material costs globally for VAM.
Operating profit increased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower raw material costs, primarily VAM; and

•	cost savings of $22 million, primarily due to productivity initiatives in our emulsion polymers business;
largely offset by:

•	lower Net sales.
Depreciation and amortization expense, which is included in Operating profit (loss), decreased during the nine months ended September 30, 2016 compared to the same period in 2015 as a result of accelerated depreciation related to our VAE emulsions unit in Meredosia, Illinois and our VAE and conventional emulsions units in Tarragona, Spain, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Acetyl Intermediates

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Net sales	589	680	(91)	(13.4)%	1,844	2,100	(256)	(12.2)%
Net Sales Variance
Volume	(3)%				(1)%
Price	(11)%				(12)%
Currency	—%				(1)%
Other	1%				2%
Other (charges) gains, net	(1)	—	(1)	100.0%	(2)	(2)	—	—%
Operating profit (loss)	83	54	29	53.7%	274	239	35	14.6%
Operating margin	14.1%	7.9%			14.9%	11.4%
Equity in net earnings (loss) of affiliates	1	2	(1)	(50.0)%	4	4	—	—%
Depreciation and amortization	27	17	10	58.8%	81	93	(12)	(12.9)%
Our Acetyl Intermediates segment includes our intermediate chemistry business which produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and medicines. This business segment also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products. The pricing of products within the intermediate chemistry business is influenced by changes in the cost of raw materials, most notably methanol and ethylene.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net sales decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•
lower pricing due to lower global industry utilization and a decline in global feedstock costs, such as methanol, which negatively impacted pricing for most of our products. The impact on acetic acid, VAM and acetate esters represents approximately two-thirds of the pricing decrease; and

•	lower volume for VAM, which represents all of the decrease in volume, primarily due to the expiration of a significant VAM contract.
Operating profit increased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower raw material costs, primarily for methanol; and

•	cost savings of $22 million, primarily due to productivity initiatives;
largely offset by:

•	lower Net sales.
Depreciation and amortization expense, which is included within Operating profit (loss), increased during the three months ended September 30, 2016 compared to the same period in 2015 due to the impact from the startup of production at the Fairway Methanol LLC ("Fairway") facility in October 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net sales decreased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•
lower pricing due to lower global industry utilization and a decline in global feedstock costs, such as methanol, ethylene and carbon monoxide, which negatively impacted pricing for most of our products. The impact on acetic acid, VAM and acetate esters represents approximately three-quarters of the pricing decrease.

Operating profit increased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower energy and raw material costs, primarily for carbon monoxide, methanol and ethylene; and

•	cost savings of $26 million, primarily due to productivity initiatives;
largely offset by:

•	lower Net sales.
Depreciation and amortization expense, which is included within Operating profit (loss), decreased during the nine months ended September 30, 2016 compared to the same period in 2015 as a result of $39 million in accelerated depreciation expense in the prior year related to property, plant and equipment no longer in use at our ethanol technology unit in Clear Lake, Texas, which did not recur in the current year, partially offset by the impact from the startup of production at the Fairway facility in October 2015. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.
Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2016	2015			2016	2015
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(1)	(2)	1	(50.0)%	(4)	(8)	4	(50.0)%
Operating profit (loss)	(23)	(22)	(1)	4.5%	(73)	(84)	11	(13.1)%
Equity in net earnings (loss) of affiliates	6	4	2	50.0%	17	15	2	13.3%
Dividend income - cost investments	—	1	(1)	(100.0)%	1	1	—	—%
Depreciation and amortization	2	2	—	—%	7	7	—	—%
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
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Operating loss decreased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to:

•	lower functional spending and incentive compensation costs of $12 million.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2016, we have $1.0 billion available for borrowing under our senior unsecured revolving credit facility and $53 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Cash Flows
Cash and cash equivalents increased $285 million to $1.3 billion as of September 30, 2016 compared to December 31, 2015. As of September 30, 2016, $561 million of the $1.3 billion of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no planned cash distributions that would result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not recorded any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $214 million to $940 million for the nine months ended September 30, 2016 compared to $726 million for the same period in 2015. Net cash provided by operations for the nine months ended September 30, 2016 increased primarily due to:

•	an increase in net earnings; and

•	favorable trade working capital of $64 million primarily due to a decrease in trade payables.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $269 million to $192 million for the nine months ended September 30, 2016 compared to $461 million for the same period in 2015, primarily due to:

•	a decrease in capital expenditures of $263 million relating to Fairway.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $403 million from $64 million for the nine months ended September 30, 2015 to $467 million for the nine months ended September 30, 2016, primarily due to:

•
an increase of $350 million in net short-term borrowings under our previous senior secured revolving credit facility for the nine months ended September 30, 2015, which were repaid in full during the nine months ended September 30, 2016, as discussed below; and

•	a decrease of $202 million in contributions received from Mitsui in exchange for ownership in Fairway;

partially offset by:

•
an increase in net proceeds from long-term debt of $432 million, primarily as a result of issuing €750 million in principal amount of 1.125% senior unsecured notes due September 26, 2023 ("1.125% Notes"), as discussed below; and

•	a decrease of $120 million in share repurchases of our Common Stock.
Debt and Other Obligations
On March 3, 2016, the State of Wisconsin Public Finance Authority completed a $170 million offering of pollution control and industrial revenue bonds, the proceeds of which were loaned to Celanese US and used to repay the pollution control and industrial revenue bonds previously issued for our benefit.
On July 8, 2016, certain of our subsidiaries entered into an amendment of our accounts receivable securitization facility, extending its maturity to July 2019 and decreasing the available amount to $120 million.
On July 15, 2016, Celanese, Celanese US and certain subsidiaries entered into a new senior credit agreement consisting of a $500 million senior unsecured term loan and a $1.0 billion senior unsecured revolving credit facility (with a letter of credit sublimit) each maturing in 2021. The proceeds from the new senior unsecured term loan and $409 million of borrowings under the new senior unsecured revolving credit facility were used to repay our Term C-2 and C-3 senior secured credit facilities.
On September 26, 2016, Celanese US completed an offering of €750 million in principal amount of the 1.125% Notes in a public offering registered under the Securities Act. Net proceeds from the issuance of the 1.125% Notes were used to repay $411 million of outstanding borrowings under our new senior unsecured revolving credit facility and for general corporate purposes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2016, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2015 Form 10-K other than those disclosed in Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements.
In May 2016, the Company's Bay City, Texas site received a Proposed Agreed Order from the Texas Commission on Environmental Quality ("TCEQ") alleging violations of the Texas Health & Safety Code and/or Commission Rules as a result of a September 2015 chemical release and proposed an administrative penalty of approximately $125,000. In October 2016, following further review, the TCEQ agreed to reduce the administrative penalty to approximately $25,000. The Bay City, Texas site is included in the Company's Acetyl Intermediates segment.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended September 30, 2016 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
July 1-31, 2016	154,869	$64.96	154,000	$821,000,000
August 1-31, 2016	1,385,477	$64.96	1,385,477	$731,000,000
September 1-30, 2016	—	$—	—	$731,000,000
Total	1,540,346		1,539,477
______________________________

(1)
Includes 869 shares for July 2016 related to shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $2.4 billion of our Common Stock since February 2008.
See Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits(1)

Exhibit Number
Description

3.1*	Second Amended and Restated Certificate of Incorporation.

3.2	Fourth Amended and Restated By-laws, amended effective February 8, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2016).

4.1
Sixth Supplemental Indenture, dated as of September 26, 2016, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as trustee, and Deutsche Bank Trust Companies Americas, as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with SEC on September 26, 2016).

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	October 18, 2016

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Senior Vice President, Finance and
Chief Financial Officer

	Date:	October 18, 2016