Form 10-Q
period 2017-03-31
Celanese Corp
filed 2017-04-18
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of April 11, 2017 was 139,453,306.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2017

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(In $ millions, except share and per share data)
Net sales	1,471	1,404
Cost of sales	(1,119)	(1,014)
Gross profit	352	390
Selling, general and administrative expenses	(83)	(80)
Amortization of intangible assets	(4)	(2)
Research and development expenses	(17)	(19)
Other (charges) gains, net	(55)	(5)
Foreign exchange gain (loss), net	—	3
Gain (loss) on disposition of businesses and assets, net	(1)	—
Operating profit (loss)	192	287
Equity in net earnings (loss) of affiliates	47	38
Interest expense	(29)	(33)
Refinancing expense	—	(2)
Interest income	—	1
Dividend income - cost investments	29	27
Other income (expense), net	1	—
Earnings (loss) from continuing operations before tax	240	318
Income tax (provision) benefit	(56)	(60)
Earnings (loss) from continuing operations	184	258
Earnings (loss) from operation of discontinued operations	—	1
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	—	1
Net earnings (loss)	184	259
Net (earnings) loss attributable to noncontrolling interests	(1)	(2)
Net earnings (loss) attributable to Celanese Corporation	183	257
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	183	256
Earnings (loss) from discontinued operations	—	1
Net earnings (loss)	183	257
Earnings (loss) per common share - basic
Continuing operations	1.30	1.74
Discontinued operations	—	—
Net earnings (loss) - basic	1.30	1.74
Earnings (loss) per common share - diluted
Continuing operations	1.30	1.73
Discontinued operations	—	—
Net earnings (loss) - diluted	1.30	1.73
Weighted average shares - basic	140,643,860	147,413,234
Weighted average shares - diluted	140,997,403	148,131,114

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2017	2016
	(In $ millions)
Net earnings (loss)	184	259
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	1
Foreign currency translation	28	64
Gain (loss) on cash flow hedges	(2)	—
Pension and postretirement benefits	5	—
Total other comprehensive income (loss), net of tax	31	65
Total comprehensive income (loss), net of tax	215	324
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(2)
Comprehensive income (loss) attributable to Celanese Corporation	214	322

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2017	As of December 31, 2016
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2017: $13; 2016: $18)	501	638
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2017: $6; 2016: $6; variable interest entity restricted - 2017: $5; 2016: $4)	886	801
Non-trade receivables, net	216	223
Inventories	717	720
Marketable securities, at fair value	31	30
Other assets	38	60
Total current assets	2,389	2,472
Investments in affiliates	874	852
Property, plant and equipment (net of accumulated depreciation - 2017: $2,307; 2016: $2,239; variable interest entity restricted - 2017: $724; 2016: $734)	3,571	3,577
Deferred income taxes	154	159
Other assets (variable interest entity restricted - 2017: $8; 2016: $9)	308	307
Goodwill	800	796
Intangible assets (net of accumulated amortization - 2017: $531; 2016: $524; variable interest entity restricted - 2017: $26; 2016: $26)	192	194
Total assets	8,288	8,357
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	107	118
Trade payables - third party and affiliates	615	625
Other liabilities	262	322
Income taxes payable	31	12
Total current liabilities	1,015	1,077
Long-term debt, net of unamortized deferred financing costs	2,851	2,890
Deferred income taxes	140	130
Uncertain tax positions	138	131
Benefit obligations	866	893
Other liabilities	237	215
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2017 and 2016: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2017: 167,965,429 issued and 139,552,553 outstanding; 2016: 167,611,357 issued and 140,660,447 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2017 and 2016: 0 issued and outstanding)	—	—
Treasury stock, at cost (2017: 28,412,876 shares; 2016: 26,950,910 shares)	(1,662)	(1,531)
Additional paid-in capital	149	157
Retained earnings	4,451	4,320
Accumulated other comprehensive income (loss), net	(327)	(358)
Total Celanese Corporation stockholders' equity	2,611	2,588
Noncontrolling interests	430	433
Total equity	3,041	3,021
Total liabilities and equity	8,288	8,357
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Three Months Ended March 31, 2017
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	140,660,447	—
Stock option exercises	12,500	—
Purchases of treasury stock	(1,461,966)	—
Stock awards	341,572	—
Balance as of the end of the period	139,552,553	—
Treasury Stock
Balance as of the beginning of the period	26,950,910	(1,531)
Purchases of treasury stock, including related fees	1,461,966	(131)
Balance as of the end of the period	28,412,876	(1,662)
Additional Paid-In Capital
Balance as of the beginning of the period		157
Stock-based compensation, net of tax		(8)
Stock option exercises, net of tax		—
Balance as of the end of the period		149
Retained Earnings
Balance as of the beginning of the period		4,320
Cumulative effect adjustment from adoption of new accounting standard (Note 2)		(1)
Net earnings (loss) attributable to Celanese Corporation		183
Series A common stock dividends		(51)
Balance as of the end of the period		4,451
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(358)
Other comprehensive income (loss), net of tax		31
Balance as of the end of the period		(327)
Total Celanese Corporation stockholders' equity		2,611
Noncontrolling Interests
Balance as of the beginning of the period		433
Net earnings (loss) attributable to noncontrolling interests		1
(Distributions to) contributions from noncontrolling interests		(4)
Balance as of the end of the period		430
Total equity		3,041

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(In $ millions)
Operating Activities
Net earnings (loss)	184	259
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	—	—
Depreciation, amortization and accretion	72	74
Pension and postretirement net periodic benefit cost	(20)	(13)
Pension and postretirement contributions	(11)	(14)
Deferred income taxes, net	14	(2)
(Gain) loss on disposition of businesses and assets, net	1	—
Stock-based compensation	10	10
Undistributed earnings in unconsolidated affiliates	3	(1)
Other, net	2	4
Operating cash provided by (used in) discontinued operations	(1)	(1)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(79)	(111)
Inventories	9	29
Other assets	21	40
Trade payables - third party and affiliates	6	(8)
Other liabilities	(19)	21
Net cash provided by (used in) operating activities	192	287
Investing Activities
Capital expenditures on property, plant and equipment	(62)	(70)
Acquisitions, net of cash acquired	—	—
Proceeds from sale of businesses and assets, net	1	—
Other, net	(3)	(5)
Net cash provided by (used in) investing activities	(64)	(75)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	6	(344)
Proceeds from short-term borrowings	7	8
Repayments of short-term borrowings	(29)	(63)
Proceeds from long-term debt	—	170
Repayments of long-term debt	(53)	(177)
Purchases of treasury stock, including related fees	(128)	—
Stock option exercises	—	1
Series A common stock dividends	(51)	(44)
(Distributions to) contributions from noncontrolling interests	(4)	—
Other, net	(18)	(24)
Net cash provided by (used in) financing activities	(270)	(473)
Exchange rate effects on cash and cash equivalents	5	10
Net increase (decrease) in cash and cash equivalents	(137)	(251)
Cash and cash equivalents as of beginning of period	638	967
Cash and cash equivalents as of end of period	501	716

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2017 and 2016 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP may have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2016, filed on February 10, 2017 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.
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

Change in accounting policy regarding share-based compensation
Historically, the Company recognized share-based compensation net of estimated forfeitures over the vesting period of the respective grant. Effective January 1, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $1 million to Retained earnings as of January 1, 2017. See Note 2 - Recent Accounting Pronouncements for further information.
2. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.	The new guidance clarifies the presentation and classification of the components of net periodic benefit costs in the consolidated statement of operations.	January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adoption on its financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the timing of recognizing income tax consequences, classification of awards as either equity or liabilities, calculation of compensation expense and classification on the statement of cash flows.
January 1, 2017. Early adoption is permitted.
The Company adopted the new guidance effective January 1, 2017, as part of the FASB's simplification initiative. The adoption of the new guidance did not have a material impact to the Company.

The Company changed its accounting policy regarding the recognition of stock-based compensation expense as part of the adoption (Note 1).

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
January 1, 2018. Earlier adoption was permitted, but not before December 15, 2016.
The Company is currently scoping its revenue contracts to assess the potential impact on its consolidated financial statements. The Company plans to adopt the revenue guidance effective January 1, 2018, although it has not yet selected a transition method. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements, as a majority of its revenue transactions are recognized when product is delivered.

3. Acquisitions, Dispositions and Plant Closures
Acquisitions

•	SO.F.TER. S.p.A.
In December 2016, the Company acquired 100% of the stock of the Forli, Italy based SO.F.TER. S.p.A. ("SOFTER"), a leading thermoplastic compounder. The acquisition of SOFTER increases the Company's global engineered materials product platforms, extends the operational model, technical and industry solutions capabilities and expands project pipelines. The acquisition was accounted for as a business combination and the acquired operations are included in the Advanced Engineered Materials segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based on preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. During the three months ended March 31, 2017, the Company made adjustments to its purchase price allocation which primarily resulted in an increase of $3 million in property, plant and equipment and a reduction to goodwill of the same amount. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.

•	Nilit Plastics
On February 1, 2017, the Company signed a definitive agreement to acquire the nylon compounding division of Nilit Group, an independent producer of high performance nylon, resins, fibers and compounds. Subject to closing conditions, Celanese will acquire Nilit Plastics' nylon compounding product portfolio, customer agreements and manufacturing, technology and commercial facilities. The acquisition will be funded from cash on hand and from borrowings under the Company's senior unsecured revolving credit facility. The acquired operations will be included in the Advanced Engineered Materials segment. The Company expects the acquisition to close in the second quarter of 2017, subject to regulatory approvals and other customary closing conditions, and does not expect the acquisition to be material to its 2017 financial position or results of operations.
4. Ventures and Variable Interest Entities
Consolidated Variable Interest Entities
The Company has a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns 50% of Fairway, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. The methanol unit utilizes natural gas in the US Gulf Coast region as a feedstock and benefits from the existing infrastructure at the Company's Clear Lake facility. Both Mitsui and the Company supply their own natural gas to Fairway in exchange for methanol tolling under a cost-plus off-take arrangement.
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Cash and cash equivalents	13	18
Trade receivables, net - third party & affiliate	10	8
Property, plant and equipment (net of accumulated depreciation - 2017: $60; 2016: $50)	724	734
Intangible assets (net of accumulated amortization - 2017: $1; 2016: $1)	26	26
Other assets	8	9
Total assets(1)	781	795

Trade payables	7	15
Other liabilities(2)	2	2
Total debt	5	5
Deferred income taxes	3	2
Total liabilities	17	24
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of March 31, 2017 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Property, plant and equipment, net	58	60

Trade payables	38	53
Current installments of long-term debt	10	10
Long-term debt	88	91
Restructuring reserves (Note 13)	27	—
Total liabilities	163	154

Maximum exposure to loss	221	240
The difference between the total liabilities associated with obligations to nonconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 17).

5. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 10) as follows:

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Amortized cost	31	30
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	31	30
6. Inventories

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Finished goods	508	506
Work-in-process	41	45
Raw materials and supplies	168	169
Total	717	720
7. Current Other Liabilities

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Asset retirement obligations	19	9
Benefit obligations (Note 10)	31	31
Customer rebates	31	51
Derivatives (Note 15)	3	3
Environmental (Note 11)	13	14
Insurance	5	6
Interest	21	15
Restructuring (Note 13)	14	16
Salaries and benefits	53	97
Sales and use tax/foreign withholding tax payable	21	21
Other	51	59
Total	262	322

8. Noncurrent Other Liabilities

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Asset retirement obligations	10	20
Deferred proceeds	41	41
Deferred revenue	9	9
Environmental (Note 11)	50	50
Income taxes payable	6	6
Insurance	48	46
Restructuring (Note 13)	20	—
Other	53	43
Total	237	215
9. Debt

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	34	27
Short-term borrowings, including amounts due to affiliates(1)	73	68
Short-term SOFTER bank loans (Note 3)(2)	—	23
Total	107	118
______________________________

(1)	The weighted average interest rate was 2.9% and 3.1% as of March 31, 2017 and December 31, 2016, respectively.

(2)	The weighted average interest rate was 1.2% as of December 31, 2016.

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Long-Term Debt
Senior unsecured term loan due 2021(1)	500	500
Senior unsecured notes due 2019, interest rate of 3.250%	321	316
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	800	788
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	169	170
SOFTER bank loans due at various dates through 2021 (Note 3)(2)	—	47
Obligations under capital leases due at various dates through 2054	215	217
Subtotal	2,905	2,938
Unamortized debt issuance costs(3)	(20)	(21)
Current installments of long-term debt	(34)	(27)
Total	2,851	2,890
______________________________

(1)	The margin for borrowings under the senior unsecured term loan due 2021 was 1.5% above LIBOR at current Company credit ratings.

(2)	The weighted average interest rate was 1.6% as of December 31, 2016.

(3)	Related to the Company's long-term debt, excluding obligations under capital leases.
Senior Credit Facilities
On July 15, 2016, Celanese, Celanese US and certain subsidiaries entered into a new senior credit agreement ("Credit Agreement") consisting of a $500 million senior unsecured term loan and a $1.0 billion senior unsecured revolving credit facility (with a letter of credit sublimit), each maturing in 2021. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries (the "Subsidiary Guarantors").
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of March 31, 2017
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Letters of credit issued	—
Available for borrowing(1)	1,000
______________________________

(1)	The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR at current Company credit ratings.
Senior Notes
The Company has outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended (collectively, the "Senior Notes"). The Senior Notes were issued by Celanese US and are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors.

Accounts Receivable Securitization Facility
The Company has a US accounts receivable securitization facility involving receivables of certain of its domestic subsidiaries of the Company transferred to a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company ("SPE"). The securitization facility, which permits cash borrowings and letters of credit, expires in July 2019.
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of March 31, 2017
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding	—
Letters of credit issued	45
Available for borrowing	58
Total borrowing base	103

Maximum borrowing base(1)	120
______________________________

(1)	Outstanding accounts receivable transferred to the SPE was $173 million.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2017.
10. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2017		2016
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	2	—
Interest cost	27	—	28	1
Expected return on plan assets	(49)	—	(44)	—
Amortization of prior service cost (credit), net	—	—	—	(1)
Special termination benefit	—	—	1	—
Total	(20)	—	(13)	—

Benefit obligation funding is as follows:

	As of March 31, 2017	Total Expected 2017
	(In $ millions)
Cash contributions to defined benefit pension plans	5	20
Benefit payments to nonqualified pension plans	5	22
Benefit payments to other postretirement benefit plans	1	4
Cash contributions to German multiemployer defined benefit pension plans(1)	2	7
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
11. Environmental
The Company is subject to environmental laws and regulations worldwide that impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage and disposal of solid and hazardous wastes, and impose record keeping and notification requirements. Failure to timely comply with these laws and regulations may expose the Company to penalties. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations and engages in an ongoing process of updating its controls to mitigate compliance risks. The Company is also subject to retained environmental obligations specified in various contractual agreements arising from the divestiture of certain businesses by the Company or one of its predecessor companies.
The components of environmental remediation reserves are as follows:

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Demerger obligations (Note 17)	17	18
Divestiture obligations (Note 17)	16	16
Active sites	17	16
US Superfund sites	11	11
Other environmental remediation reserves	2	3
Total	63	64
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
As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers the contaminants of concern, the potential impact thereof, the relationship of the contaminants of concern to its current and historic operations, its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party's percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.
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
In March 2016, the EPA issued its final Record of Decision concerning the remediation of the lower 8.3 miles of the Lower Passaic River Site ("Lower 8.3 Miles"). Pursuant to the EPA's Record of Decision, the Lower 8.3 Miles must be dredged bank to bank and an engineered cap must be installed at an EPA estimated cost of approximately $1.4 billion. The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. The Company is vigorously defending this matter and currently believes that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site, estimated at less than 1%, will not be material.
12. Stockholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Series A common stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2016	20	0.36	1.44	May 2016
Treasury Stock

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2017
	2017	2016
Shares repurchased	1,461,966	—	35,804,182
Average purchase price per share	$89.95	$—	$54.93
Shares repurchased (in $ millions)	$131	$—	$1,966
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)(1)	$—	$—	$2,366
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
Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	1	—	1
Foreign currency translation	28	—	28	70	(6)	64
Gain (loss) on cash flow hedges	(2)	—	(2)	—	—	—
Pension and postretirement benefits	5	—	5	—	—	—
Total	31	—	31	71	(6)	65
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 5)	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 15)	Pension and Postretirement Benefits (Note 10)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2016	1	(350)	3	(12)	(358)
Other comprehensive income (loss) before reclassifications	—	28	(1)	5	32
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1)	—	(1)
Income tax (provision) benefit	—	—	—	—	—
As of March 31, 2017	1	(322)	1	(7)	(327)
13. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2017	2016
	(In $ millions)
Employee termination benefits	(2)	(5)
Other plant/office closures	(53)	—
Total	(55)	(5)
During the three months ended March 31, 2017 and 2016, the Company recorded $2 million and $5 million, respectively, of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
During the three months ended March 31, 2017, the Company provided notice of termination of a contract with a key raw materials supplier at its ethanol production unit in Nanjing, China. As a result, the Company recorded an estimated $53 million of plant/office closure costs primarily consisting of a $27 million contract termination charge and an $18 million reduction to its non-income tax receivable. The Nanjing, China ethanol production unit is included in the Company's Acetyl Intermediates segment.

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2016	1	9	2	1	3	16
Additions	—	1	—	—	1	2
Cash payments	—	(1)	(1)	—	(3)	(5)
Other changes	—	(8)	—	—	—	(8)
Exchange rate changes	—	—	—	—	—	—
As of March 31, 2017	1	1	1	1	1	5
Other Plant/Office Closures
As of December 31, 2016	—	—	—	—	—	—
Additions	—	—	—	29	—	29
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of March 31, 2017	—	—	—	29	—	29
Total	1	1	1	30	1	34
14. Income Taxes

	Three Months Ended March 31,
	2017	2016
	(In percentages)
Effective income tax rate	23	19
The higher effective income tax rate for the three months ended March 31, 2017 compared to the same period in 2016 is primarily due to losses in jurisdictions with no tax benefit. The increase in losses primarily relates to the Company's notice of termination of a contract with a key raw materials supplier at its ethanol production unit in Nanjing, China (Note 13).
For the three months ended March 31, 2017, the Company's uncertain tax positions increased $7 million, primarily due to legislative changes in certain foreign jurisdictions and foreign exchange rate fluctuations.
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
15. Derivative Financial Instruments
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

The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of March 31, 2017	As of December 31, 2016
	(In € millions)
Total	850	850
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Total	457	508
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments during the three months ended March 31, 2017 and 2016 is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2017	2016	2017	2016
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(1)	—	1	—	Cost of sales
Total	(1)	—	1	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 9)	(13)	(6)	—	—	N/A
Total	(13)	(6)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	1	7	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	1	7
See Note 16 - Fair Value Measurements for further information regarding the fair value of the Company's derivative instruments.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Derivative Assets
Gross amount recognized	7	14
Gross amount offset in the consolidated balance sheets	2	4
Net amount presented in the consolidated balance sheets	5	10
Gross amount not offset in the consolidated balance sheets	1	2
Net amount	4	8

	As of March 31, 2017	As of December 31, 2016
	(In $ millions)
Derivative Liabilities
Gross amount recognized	5	7
Gross amount offset in the consolidated balance sheets	2	4
Net amount presented in the consolidated balance sheets	3	3
Gross amount not offset in the consolidated balance sheets	1	2
Net amount	2	1
16. Fair Value Measurements
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of March 31, 2017
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	3	3	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	5	5
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)
As of December 31, 2016
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	5	5	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	5	5	Current Other assets
Total assets	—	10	10
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2017
Cost investments	158	—	—	—
Insurance contracts in nonqualified trusts	49	49	—	49
Long-term debt, including current installments of long-term debt	2,905	2,796	215	3,011
As of December 31, 2016
Cost investments	155	—	—	—
Insurance contracts in nonqualified trusts	49	49	—	49
Long-term debt, including current installments of long-term debt	2,938	2,826	217	3,043
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

As of March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2017 are $76 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $124 million as of March 31, 2017. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.

Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2017, the Company had unconditional purchase obligations of $2.0 billion, which extend through 2036.
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
18. Segment Information

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended March 31, 2017
Net sales	487	218	245	(1)	619	(1)	—	(98)	1,471
Other (charges) gains, net (Note 13)	—	(1)	—		(53)		(1)	—	(55)
Operating profit (loss)	98	68	25		27		(26)	—	192
Equity in net earnings (loss) of affiliates	42	1	—		1		3	—	47
Depreciation and amortization	24	11	8		26		2	—	71
Capital expenditures	10	6	4		20		1	—	41	(2)
	As of March 31, 2017
Goodwill and intangible assets, net	516	245	46		185		—	—	992
Total assets	2,803	1,300	775		2,576		834	—	8,288
	Three Months Ended March 31, 2016
Net sales	350	244	253	(1)	663	(1)	—	(106)	1,404
Other (charges) gains, net (Note 13)	(1)	—	(1)		—		(3)	—	(5)
Operating profit (loss)	88	78	31		114		(24)	—	287
Equity in net earnings (loss) of affiliates	31	1	—		1		5	—	38
Depreciation and amortization	24	11	8		27		3	—	73
Capital expenditures	19	9	18		9		3	—	58	(2)
	As of December 31, 2016
Goodwill and intangible assets, net	517	244	46		183		—	—	990
Total assets	2,792	1,324	758		2,440		1,043	—	8,357
______________________________

(1)
Net sales for Acetyl Intermediates and Industrial Specialties include intersegment sales of $97 million and $1 million, respectively, for the three months ended March 31, 2017 and $106 million and $0 million, respectively, for the three months ended March 31, 2016.

(2)	Includes a decrease in accrued capital expenditures of $21 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2017	2016
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	183	256
Earnings (loss) from discontinued operations	—	1
Net earnings (loss)	183	257

Weighted average shares - basic	140,643,860	147,413,234
Incremental shares attributable to equity awards	353,543	717,880
Weighted average shares - diluted	140,997,403	148,131,114
During the three months ended March 31, 2017 and 2016, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the three months ended March 31, 2017 and 2016 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	589	1,177	(295)	1,471
Cost of sales	—	—	(443)	(966)	290	(1,119)
Gross profit	—	—	146	211	(5)	352
Selling, general and administrative expenses	—	—	(16)	(67)	—	(83)
Amortization of intangible assets	—	—	(1)	(3)	—	(4)
Research and development expenses	—	—	(7)	(10)	—	(17)
Other (charges) gains, net	—	—	(6)	(49)	—	(55)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	1	—	(1)
Operating profit (loss)	—	—	114	83	(5)	192
Equity in net earnings (loss) of affiliates	183	174	101	43	(454)	47
Interest expense	—	(6)	(23)	(7)	7	(29)
Refinancing expense	—	—	—	—	—	—
Interest income	—	6	1	—	(7)	—
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	—	—	1	—	1
Earnings (loss) from continuing operations before tax	183	174	193	149	(459)	240
Income tax (provision) benefit	—	9	(63)	1	(3)	(56)
Earnings (loss) from continuing operations	183	183	130	150	(462)	184
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	183	183	130	150	(462)	184
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	183	183	130	149	(462)	183

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	583	1,139	(318)	1,404
Cost of sales	—	—	(441)	(891)	318	(1,014)
Gross profit	—	—	142	248	—	390
Selling, general and administrative expenses	—	—	(17)	(63)	—	(80)
Amortization of intangible assets	—	—	(1)	(1)	—	(2)
Research and development expenses	—	—	(8)	(11)	—	(19)
Other (charges) gains, net	—	—	—	(5)	—	(5)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(1)	1	—	—
Operating profit (loss)	—	—	115	172	—	287
Equity in net earnings (loss) of affiliates	256	274	173	37	(702)	38
Interest expense	—	(15)	(15)	(8)	5	(33)
Refinancing expense	—	—	(2)	—	—	(2)
Interest income	—	2	1	2	(4)	1
Dividend income - cost investments	—	—	—	27	—	27
Other income (expense), net	—	—	—	—	—	—
Earnings (loss) from continuing operations before tax	256	261	272	230	(701)	318
Income tax (provision) benefit	—	(5)	(30)	(25)	—	(60)
Earnings (loss) from continuing operations	256	256	242	205	(701)	258
Earnings (loss) from operation of discontinued operations	—	—	—	1	—	1
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	1	—	1
Net earnings (loss)	256	256	242	206	(701)	259
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	256	256	242	204	(701)	257

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	183	183	130	150	(462)	184
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	28	28	30	39	(97)	28
Gain (loss) on cash flow hedges	(2)	(2)	(2)	(2)	6	(2)
Pension and postretirement benefits	5	5	4	6	(15)	5
Total other comprehensive income (loss), net of tax	31	31	32	43	(106)	31
Total comprehensive income (loss), net of tax	214	214	162	193	(568)	215
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	214	214	162	192	(568)	214

	Three Months Ended March 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	256	256	242	206	(701)	259
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	—	1	(2)	1
Foreign currency translation	64	64	54	82	(200)	64
Gain (loss) on cash flow hedges	—	—	—	—	—	—
Pension and postretirement benefits	—	—	—	1	(1)	—
Total other comprehensive income (loss), net of tax	65	65	54	84	(203)	65
Total comprehensive income (loss), net of tax	321	321	296	290	(904)	324
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	321	321	296	288	(904)	322

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of March 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	56	445	—	501
Trade receivables - third party and affiliates	—	—	137	919	(170)	886
Non-trade receivables, net	40	516	257	317	(914)	216
Inventories, net	—	—	249	517	(49)	717
Marketable securities, at fair value	—	—	31	—	—	31
Other assets	—	34	10	54	(60)	38
Total current assets	40	550	740	2,252	(1,193)	2,389
Investments in affiliates	2,575	4,052	3,642	769	(10,164)	874
Property, plant and equipment, net	—	—	1,059	2,512	—	3,571
Deferred income taxes	—	—	84	80	(10)	154
Other assets	—	705	130	160	(687)	308
Goodwill	—	—	314	486	—	800
Intangible assets, net	—	—	47	145	—	192
Total assets	2,615	5,307	6,016	6,404	(12,054)	8,288
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	13	140	254	(300)	107
Trade payables - third party and affiliates	4	—	258	523	(170)	615
Other liabilities	—	49	136	221	(144)	262
Income taxes payable	—	—	511	48	(528)	31
Total current liabilities	4	62	1,045	1,046	(1,142)	1,015
Noncurrent Liabilities
Long-term debt	—	2,657	727	161	(694)	2,851
Deferred income taxes	—	13	—	137	(10)	140
Uncertain tax positions	—	—	4	136	(2)	138
Benefit obligations	—	—	610	256	—	866
Other liabilities	—	—	65	173	(1)	237
Total noncurrent liabilities	—	2,670	1,406	863	(707)	4,232
Total Celanese Corporation stockholders' equity	2,611	2,575	3,565	4,065	(10,205)	2,611
Noncontrolling interests	—	—	—	430	—	430
Total equity	2,611	2,575	3,565	4,495	(10,205)	3,041
Total liabilities and equity	2,615	5,307	6,016	6,404	(12,054)	8,288

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	51	587	—	638
Trade receivables - third party and affiliates	—	—	107	819	(125)	801
Non-trade receivables, net	40	499	249	308	(873)	223
Inventories, net	—	—	239	526	(45)	720
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	42	25	76	(83)	60
Total current assets	40	541	701	2,316	(1,126)	2,472
Investments in affiliates	2,548	4,029	3,655	752	(10,132)	852
Property, plant and equipment, net	—	—	1,049	2,528	—	3,577
Deferred income taxes	—	—	91	86	(18)	159
Other assets	—	705	133	156	(687)	307
Goodwill	—	—	314	482	—	796
Intangible assets, net	—	—	48	146	—	194
Total assets	2,588	5,275	5,991	6,466	(11,963)	8,357
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	6	133	250	(271)	118
Trade payables - third party and affiliates	—	—	226	524	(125)	625
Other liabilities	—	58	167	262	(165)	322
Income taxes payable	—	—	454	75	(517)	12
Total current liabilities	—	64	980	1,111	(1,078)	1,077
Noncurrent Liabilities
Long-term debt	—	2,647	727	210	(694)	2,890
Deferred income taxes	—	16	—	132	(18)	130
Uncertain tax positions	—	—	3	130	(2)	131
Benefit obligations	—	—	636	257	—	893
Other liabilities	—	—	74	142	(1)	215
Total noncurrent liabilities	—	2,663	1,440	871	(715)	4,259
Total Celanese Corporation stockholders' equity	2,588	2,548	3,571	4,051	(10,170)	2,588
Noncontrolling interests	—	—	—	433	—	433
Total equity	2,588	2,548	3,571	4,484	(10,170)	3,021
Total liabilities and equity	2,588	5,275	5,991	6,466	(11,963)	8,357

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	179	196	210	130	(523)	192
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(42)	(20)	—	(62)
Acquisitions, net of cash acquired	—	(11)	—	—	11	—
Proceeds from sale of businesses and assets, net	—	—	—	12	(11)	1
Return of capital from subsidiary	—	—	5	—	(5)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	—	7	—	(7)	—
Other, net	—	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	—	(11)	(30)	(11)	(12)	(64)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(7)	6	—	7	6
Proceeds from short-term borrowings	—	—	—	7	—	7
Repayments of short-term borrowings	—	—	—	(29)	—	(29)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	—	—	(53)	—	(53)
Purchases of treasury stock, including related fees	(128)	—	—	—	—	(128)
Dividends to parent	—	(178)	(165)	(180)	523	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—
Series A common stock dividends	(51)	—	—	—	—	(51)
Return of capital to parent	—	—	—	(5)	5	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(4)	—	(4)
Other, net	—	—	(16)	(2)	—	(18)
Net cash provided by (used in) financing activities	(179)	(185)	(175)	(266)	535	(270)
Exchange rate effects on cash and cash equivalents	—	—	—	5	—	5
Net increase (decrease) in cash and cash equivalents	—	—	5	(142)	—	(137)
Cash and cash equivalents as of beginning of period	—	—	51	587	—	638
Cash and cash equivalents as of end of period	—	—	56	445	—	501

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	44	47	(1)	309	(112)	287
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(38)	(32)	—	(70)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	—	—	—	—
Return of capital from subsidiary	—	136	734	—	(870)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	138	3	90	(231)	—
Other, net	—	—	(3)	(2)	—	(5)
Net cash provided by (used in) investing activities	—	274	696	56	(1,101)	(75)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(353)	6	—	3	(344)
Proceeds from short-term borrowings	—	—	—	8	—	8
Repayments of short-term borrowings	—	—	—	(63)	—	(63)
Proceeds from long-term debt	—	250	325	—	(405)	170
Repayments of long-term debt	—	(172)	(634)	(4)	633	(177)
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends to parent	—	(44)	(68)	—	112	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	1
Series A common stock dividends	(44)	—	—	—	—	(44)
Return of capital to parent	—	—	—	(870)	870	—
(Distributions to) contributions from noncontrolling interests	—	—	—	—	—	—
Other, net	—	(2)	—	(22)	—	(24)
Net cash provided by (used in) financing activities	(43)	(321)	(371)	(951)	1,213	(473)
Exchange rate effects on cash and cash equivalents	—	—	—	10	—	10
Net increase (decrease) in cash and cash equivalents	1	—	324	(576)	—	(251)
Cash and cash equivalents as of beginning of period	—	—	21	946	—	967
Cash and cash equivalents as of end of period	1	—	345	370	—	716

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2016 filed on February 10, 2017 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2016 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2016 Form 10-K.
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
See Part I - Item 1A. Risk Factors of our 2016 Form 10-K and subsequent periodic filings we make with the SEC for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions, expansions and maintenance;

•	the ability to reduce or maintain current levels of production costs and to improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	market acceptance of our technology;

•	the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to us;

•	changes in the degree of intellectual property and other legal protection afforded to our products or technologies, or the theft of such intellectual property;

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

Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,471	1,404	67
Gross profit	352	390	(38)
Selling, general and administrative ("SG&A") expenses	(83)	(80)	(3)
Other (charges) gains, net	(55)	(5)	(50)
Operating profit (loss)	192	287	(95)
Equity in net earnings of affiliates	47	38	9
Interest expense	(29)	(33)	4
Refinancing expense	—	(2)	2
Dividend income - cost investments	29	27	2
Earnings (loss) from continuing operations before tax	240	318	(78)
Earnings (loss) from continuing operations	184	258	(74)
Earnings (loss) from discontinued operations	—	1	(1)
Net earnings (loss)	184	259	(75)
Net earnings (loss) attributable to Celanese Corporation	183	257	(74)
Other Data
Depreciation and amortization	71	73	(2)
SG&A expenses as a percentage of Net sales	5.6%	5.7%
Operating margin(1)	13.1%	20.4%
Other (charges) gains, net
Employee termination benefits	(2)	(5)	3
Other plant/office closures	(53)	—	(53)
Total Other (charges) gains, net	(55)	(5)	(50)
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2017	As of December 31, 2016
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	501	638

Short-term borrowings and current installments of long-term debt - third party and affiliates	107	118
Long-term debt, net of unamortized deferred financing costs	2,851	2,890
Total debt	2,958	3,008

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	44	(3)	(2)	—	39
Consumer Specialties	(2)	(8)	(1)	—	(11)
Industrial Specialties	1	(2)	(2)	—	(3)
Acetyl Intermediates	(12)	7	(2)	—	(7)
Total Company	5	1	(2)	1	5
Consolidated Results
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net sales increased $67 million, or 4.8%, for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•
higher volume in our Advanced Engineered Materials segment, primarily related to Net sales generated from SO.F.TER. S.p.A. ("SOFTER") as well as for polyoxymethylene ("POM") across all regions. Each represents approximately one-half of the increase in volume; and

•	higher pricing for most of our products in our Acetyl Intermediates segment;
partially offset by:

•	lower volume for vinyl acetate monomer ("VAM") and ethanol in our Acetyl Intermediates segment; and

•	lower acetate tow pricing and volume in our Consumer Specialties segment.
Operating profit decreased $95 million, or 33.1%, for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•
an unfavorable impact of $53 million to Other (charges) gains, net. During the three months ended March 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $27 million contract termination charge and an $18 million reduction to our non-income tax receivable. See Note 13 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

•	higher raw material costs, primarily in our Acetyl Intermediates segment; and

•	higher plant spending of $23 million in our Advanced Engineered Materials segment;
partially offset by:

•	an increase in Net sales.
Our effective income tax rate for the three months ended March 31, 2017 was 23% compared to 19% for the same period in 2016. Our higher effective income tax rate is primarily due to losses in jurisdictions with no tax benefit. The increase in losses primarily relates to our notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. See Note 13 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Our effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts and mix of income and loss in those jurisdictions to which they relate, as well as discrete items and non-deductible expenses that may occur in any given year, but are not consistent from year to year. See Note 14 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
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
Business Segments
Advanced Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	487	350	137	39.1%
Net Sales Variance
Volume	44%
Price	(3)%
Currency	(2)%
Other	—%
Other (charges) gains, net	—	(1)	1	(100.0)%
Operating profit (loss)	98	88	10	11.4%
Operating margin	20.1%	25.1%
Equity in net earnings (loss) of affiliates	42	31	11	35.5%
Depreciation and amortization	24	24	—	—%
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
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net sales increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•
higher volume primarily due to Net sales generated from SOFTER, as well as for POM across all regions which was driven by new project launches and base business growth globally and in particular, Asia. Each represents approximately one-half of the increase in volume;

partially offset by:

•	lower pricing in POM due to customer and regional mix.
Operating profit increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales;

partially offset by:

•	higher plant spending of $23 million, primarily related to our acquisition of SOFTER in December 2016.
Equity in net earnings (loss) of affiliates increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•	an increase in equity investment in earnings of $5 million and $3 million from our Polyplastics Co., Ltd. and Fortron Industries LLC strategic affiliates, respectively, as a result of higher demand.
Consumer Specialties

	Three Months Ended March 31,		Change	% Change
	2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	218	244	(26)	(10.7)%
Net Sales Variance
Volume	(2)%
Price	(8)%
Currency	(1)%
Other	—%
Other (charges) gains, net	(1)	—	(1)	100.0%
Operating profit (loss)	68	78	(10)	(12.8)%
Operating margin	31.2%	32.0%
Equity in net earnings (loss) of affiliates	1	1	—	—%
Dividend income - cost investments	29	27	2	7.4%
Depreciation and amortization	11	11	—	—%
Our Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. Our cellulose derivatives business is a leading global producer and supplier of acetate tow, acetate flake and acetate film, primarily used in filter products applications. Our food ingredients business is a leading global supplier of acesulfame potassium for the food and beverage industry and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid.
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
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net sales decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•	lower acetate tow pricing and volume due to lower global industry utilization.
Operating profit decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•	lower Net sales;
partially offset by:

•	lower raw material costs, primarily for acetic acid and acetic anhydride; and

•	cost savings of $6 million, primarily due to productivity initiatives in our cellulose derivatives business.

Industrial Specialties

	Three Months Ended March 31,		Change	% Change
	2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	245	253	(8)	(3.2)%
Net Sales Variance
Volume	1%
Price	(2)%
Currency	(2)%
Other	—%
Other (charges) gains, net	—	(1)	1	(100.0)%
Operating profit (loss)	25	31	(6)	(19.4)%
Operating margin	10.2%	12.3%
Depreciation and amortization	8	8	—	—%
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
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net sales decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•	lower pricing in our emulsion polymers business due to lower raw material costs for VAM in Europe; and

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro and Chinese Yuan.
Operating profit decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•	lower Net sales.

Acetyl Intermediates

	Three Months Ended March 31,		Change	% Change
	2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	619	663	(44)	(6.6)%
Net Sales Variance
Volume	(12)%
Price	7%
Currency	(2)%
Other	—%
Other (charges) gains, net	(53)	—	(53)	100.0%
Operating profit (loss)	27	114	(87)	(76.3)%
Operating margin	4.4%	17.2%
Equity in net earnings (loss) of affiliates	1	1	—	—%
Depreciation and amortization	26	27	(1)	(3.7)%
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
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net sales decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•	lower volume for VAM, which represents approximately two-thirds of the decrease in volume, primarily due to the expiration of a significant contract;

•	lower volume for ethanol, which represents approximately one-third of the decrease in volume, due to the planned shutdown at our ethanol production unit in Nanjing, China; and

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro and Chinese Yuan;
partially offset by:

•	higher pricing due to higher feedstock costs, such as methanol, which positively impacted pricing for most of our products.
Operating profit decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to:

•
an unfavorable impact of $53 million to Other (charges) gains, net. During the three months ended March 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $27 million contract termination charge and an $18 million reduction to our non-income tax receivable. See Note 13 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and

•	higher raw material costs, primarily for methanol and ethylene.

Other Activities

	Three Months Ended March 31,		Change	% Change
	2017	2016
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(1)	(3)	2	(66.7)%
Operating profit (loss)	(26)	(24)	(2)	8.3%
Equity in net earnings (loss) of affiliates	3	5	(2)	(40.0)%
Depreciation and amortization	2	3	(1)	(33.3)%
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

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2017, we have $1.0 billion available for borrowing under our senior unsecured revolving credit facility and $58 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Cash Flows
Cash and cash equivalents decreased $137 million to $501 million as of March 31, 2017 compared to December 31, 2016. As of March 31, 2017, $416 million of the $501 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no planned cash distributions that would result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not recorded any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $95 million to $192 million for the three months ended March 31, 2017 compared to $287 million for the same period in 2016. Net cash provided by operations for the three months ended March 31, 2017 decreased primarily due to:

•	an increase in cash taxes paid of $55 million; and

•	a decrease in net earnings.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $11 million to $64 million for the three months ended March 31, 2017 compared to $75 million for the same period in 2016, primarily due to:

•	a decrease in capital expenditures of $8 million.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $203 million from $473 million for the three months ended March 31, 2016 to $270 million for the three months ended March 31, 2017, primarily due to:

•	a decrease in net repayments on short-term debt of $383 million, primarily as a result of paying down our revolving credit facility during the three months ended March 31, 2016;
partially offset by:

•	an increase of $128 million in share repurchases of our Common Stock.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2016 Form 10-K other than those disclosed in Note 9 - Debt in the accompanying unaudited interim consolidated financial statements.
Share Capital
There have been no material changes to our share capital described in our 2016 Form 10-K other than those disclosed in Note 12 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2016 Form 10-K.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2016 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2016 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2016 Form 10-K. See also Note 15 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2017, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 11 - Environmental and Note 17 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2016 Form 10-K other than those disclosed in Note 11 - Environmental and Note 17 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended March 31, 2017 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
January 1-31, 2017	184,286	$78.97	—	$531,000,000
February 1-28, 2017	645,102	$89.23	601,041	$478,000,000
March 1-31, 2017	860,925	$90.40	860,925	$400,000,000
Total	1,690,313		1,461,966
______________________________

(1)
Includes 184,286 and 44,061 shares for January and February 2017, respectively, related to shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $2.4 billion of our Common Stock since February 2008.
See Note 12 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
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

3.2	Fourth Amended and Restated By-laws, amended effective February 8, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2016).

10.1*	Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, February 9, 2017.

10.2*	Form of 2017 Performance-Based Restricted Stock Unit Award Agreement.

10.3*	Agreement and General Release, dated January 18, 2017, between Celanese Corporation and Gjon N. Nivica, Jr.

10.4*	Offer Letter, dated January 6, 2017, between Celanese Corporation and Peter G. Edwards.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	April 18, 2017

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Executive Vice President and
Chief Financial Officer

	Date:	April 18, 2017