Form 10-Q
period 2017-06-30
Celanese Corp
filed 2017-07-25
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of July 18, 2017 was 137,533,708.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2017

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In $ millions, except share and per share data)
Net sales	1,510	1,351	2,981	2,755
Cost of sales	(1,143)	(1,013)	(2,262)	(2,027)
Gross profit	367	338	719	728
Selling, general and administrative expenses	(96)	(71)	(179)	(151)
Amortization of intangible assets	(5)	(2)	(9)	(4)
Research and development expenses	(17)	(19)	(34)	(38)
Other (charges) gains, net	(3)	(4)	(58)	(9)
Foreign exchange gain (loss), net	(4)	(1)	(4)	2
Gain (loss) on disposition of businesses and assets, net	(2)	2	(3)	2
Operating profit (loss)	240	243	432	530
Equity in net earnings (loss) of affiliates	38	35	85	73
Interest expense	(30)	(30)	(59)	(63)
Refinancing expense	—	—	—	(2)
Interest income	1	—	1	1
Dividend income - cost investments	29	29	58	56
Other income (expense), net	3	(2)	4	(2)
Earnings (loss) from continuing operations before tax	281	275	521	593
Income tax (provision) benefit	(40)	(52)	(96)	(112)
Earnings (loss) from continuing operations	241	223	425	481
Earnings (loss) from operation of discontinued operations	(9)	—	(9)	1
Income tax (provision) benefit from discontinued operations	1	—	1	—
Earnings (loss) from discontinued operations	(8)	—	(8)	1
Net earnings (loss)	233	223	417	482
Net (earnings) loss attributable to noncontrolling interests	(2)	(2)	(3)	(4)
Net earnings (loss) attributable to Celanese Corporation	231	221	414	478
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	239	221	422	477
Earnings (loss) from discontinued operations	(8)	—	(8)	1
Net earnings (loss)	231	221	414	478
Earnings (loss) per common share - basic
Continuing operations	1.73	1.51	3.02	3.25
Discontinued operations	(0.06)	—	(0.05)	—
Net earnings (loss) - basic	1.67	1.51	2.97	3.25
Earnings (loss) per common share - diluted
Continuing operations	1.72	1.50	3.01	3.24
Discontinued operations	(0.06)	—	(0.05)	—
Net earnings (loss) - diluted	1.66	1.50	2.96	3.24
Weighted average shares - basic	138,619,721	146,482,612	139,626,199	146,947,923
Weighted average shares - diluted	139,029,425	147,065,688	140,022,556	147,592,531

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In $ millions)
Net earnings (loss)	233	223	417	482
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	—	1	1
Foreign currency translation	78	(18)	106	46
Gain (loss) on cash flow hedges	1	1	(1)	1
Pension and postretirement benefits	—	(1)	5	(1)
Total other comprehensive income (loss), net of tax	80	(18)	111	47
Total comprehensive income (loss), net of tax	313	205	528	529
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(2)	(3)	(4)
Comprehensive income (loss) attributable to Celanese Corporation	311	203	525	525

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2017	As of December 31, 2016
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2017: $24; 2016: $18)	511	638
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2017: $7; 2016: $6; variable interest entity restricted - 2017: $5; 2016: $4)	985	801
Non-trade receivables, net	227	223
Inventories	771	720
Marketable securities, at fair value	30	30
Other assets	59	60
Total current assets	2,583	2,472
Investments in affiliates	885	852
Property, plant and equipment (net of accumulated depreciation - 2017: $2,419; 2016: $2,239; variable interest entity restricted - 2017: $714; 2016: $734)	3,663	3,577
Deferred income taxes	164	159
Other assets (variable interest entity restricted - 2017: $8; 2016: $9)	311	307
Goodwill	975	796
Intangible assets (variable interest entity restricted - 2017: $25; 2016: $26)	302	194
Total assets	8,883	8,357
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	384	118
Trade payables - third party and affiliates	666	625
Other liabilities	332	322
Income taxes payable	42	12
Total current liabilities	1,424	1,077
Long-term debt, net of unamortized deferred financing costs	2,931	2,890
Deferred income taxes	165	130
Uncertain tax positions	150	131
Benefit obligations	866	893
Other liabilities	225	215
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2017 and 2016: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2017: 168,018,535 issued and 137,654,767 outstanding; 2016: 167,611,357 issued and 140,660,447 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2017 and 2016: 0 issued and outstanding)	—	—
Treasury stock, at cost (2017: 30,363,768 shares; 2016: 26,950,910 shares)	(1,834)	(1,531)
Additional paid-in capital	158	157
Retained earnings	4,617	4,320
Accumulated other comprehensive income (loss), net	(247)	(358)
Total Celanese Corporation stockholders' equity	2,694	2,588
Noncontrolling interests	428	433
Total equity	3,122	3,021
Total liabilities and equity	8,883	8,357

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Six Months Ended June 30, 2017
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	140,660,447	—
Stock option exercises	16,151	—
Purchases of treasury stock	(3,412,858)	—
Stock awards	391,027	—
Balance as of the end of the period	137,654,767	—
Treasury Stock
Balance as of the beginning of the period	26,950,910	(1,531)
Purchases of treasury stock, including related fees	3,412,858	(303)
Balance as of the end of the period	30,363,768	(1,834)
Additional Paid-In Capital
Balance as of the beginning of the period		157
Stock-based compensation, net of tax		—
Stock option exercises, net of tax		1
Balance as of the end of the period		158
Retained Earnings
Balance as of the beginning of the period		4,320
Cumulative effect adjustment from adoption of new accounting standard (Note 1)		(1)
Net earnings (loss) attributable to Celanese Corporation		414
Series A common stock dividends		(116)
Balance as of the end of the period		4,617
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(358)
Other comprehensive income (loss), net of tax		111
Balance as of the end of the period		(247)
Total Celanese Corporation stockholders' equity		2,694
Noncontrolling Interests
Balance as of the beginning of the period		433
Net earnings (loss) attributable to noncontrolling interests		3
(Distributions to) contributions from noncontrolling interests		(8)
Balance as of the end of the period		428
Total equity		3,122

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(In $ millions)
Operating Activities
Net earnings (loss)	417	482
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	—	1
Depreciation, amortization and accretion	149	149
Pension and postretirement net periodic benefit cost	(40)	(26)
Pension and postretirement contributions	(24)	(26)
Deferred income taxes, net	4	(1)
(Gain) loss on disposition of businesses and assets, net	3	(1)
Stock-based compensation	19	16
Undistributed earnings in unconsolidated affiliates	25	37
Other, net	6	9
Operating cash provided by (used in) discontinued operations	6	(4)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(133)	(84)
Inventories	11	51
Other assets	1	38
Trade payables - third party and affiliates	33	(23)
Other liabilities	13	18
Net cash provided by (used in) operating activities	490	636
Investing Activities
Capital expenditures on property, plant and equipment	(116)	(128)
Acquisitions, net of cash acquired	(268)	—
Proceeds from sale of businesses and assets, net	1	2
Other, net	(6)	(12)
Net cash provided by (used in) investing activities	(389)	(138)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	202	(353)
Proceeds from short-term borrowings	104	22
Repayments of short-term borrowings	(55)	(63)
Proceeds from long-term debt	—	170
Repayments of long-term debt	(58)	(183)
Purchases of treasury stock, including related fees	(300)	(200)
Stock option exercises	1	3
Series A common stock dividends	(116)	(98)
(Distributions to) contributions from noncontrolling interests	(8)	(6)
Other, net	(19)	(24)
Net cash provided by (used in) financing activities	(249)	(732)
Exchange rate effects on cash and cash equivalents	21	2
Net increase (decrease) in cash and cash equivalents	(127)	(232)
Cash and cash equivalents as of beginning of period	638	967
Cash and cash equivalents as of end of period	511	735

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2017 and 2016 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.
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
January 1, 2018.
The Company has completed its scoping and preliminary review of its significant revenue contracts to assess the potential impact on its consolidated financial statements and related disclosures. The Company plans to adopt the revenue guidance effective January 1, 2018, although it has not yet selected a transition method. Based on the Company's initial evaluation, though not currently quantified, it currently does not expect the adoption to have a material impact on its consolidated financial statements, as a majority of its revenue transactions are recognized when product is delivered.

3. Acquisitions, Dispositions and Plant Closures
Acquisitions

•	Acetate Tow Joint Venture
On June 18, 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of The Blackstone Group L.P. (the "Blackstone Entities") to form a joint venture which combines substantially all of the operations of the Company's cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business formerly operated by Solvay S.A. and acquired by the Blackstone Entities on June 1, 2017. The Company's cellulose derivatives operations are included in the Consumer Specialties segment. The combined business will operate under a common governance structure through two separate joint ventures, each of which will be owned ultimately 70 percent and 30 percent by Celanese and the Blackstone Entities, respectively. One venture will primarily be comprised of the US operations being contributed and the other will be comprised of the remaining international operations being contributed. Closing of the transaction is subject to customary closing conditions, including: (i) waiting periods, clearances and/or approvals of the European Union and other jurisdictions requiring antitrust or similar approvals, and (ii) completion of the internal reorganization of the Company's cellulose derivatives business to facilitate the closing and operation of the joint venture post-closing. The agreement may be terminated by Celanese and/or the Blackstone Entities under certain limited circumstances, including if the closing is not consummated within one year of signing, which date may be extended by an additional 90 days, under certain circumstances. Pursuant to the terms of the agreement, once approved and upon closing, the Company is expected to consolidate the joint venture results, subject to the Blackstone Entities' noncontrolling interest.
In connection with the agreement, the joint venture obtained commitments for credit facilities aggregating $2.4 billion to be entered into by the joint venture entities at the closing consisting of (i) senior secured ($135 million) and senior unsecured ($65 million) revolving credit facilities in an aggregate principal amount of $200 million, (ii) senior secured term loan facilities in an aggregate principal amount of $1.0 billion, (iii) a senior unsecured bridge facility in an aggregate principal amount of $800 million, which bridge facility will backstop the proposed issuance of $800 million senior unsecured notes by a joint venture subsidiary, and (iv) a senior unsecured term loan facility in an aggregate principal amount of $400 million. The credit facilities will be guaranteed by certain of the subsidiaries of the respective borrowers; however, only the $65 million senior unsecured revolving credit facility and the $400 million senior unsecured term loan credit facility will be guaranteed by Celanese. Approximately $2.2 billion of the proceeds of the debt financing are expected to be used, in part, to repay certain of the parties' existing indebtedness and a $1.6 billion dividend to the Company.

•	Nilit Plastics
On May 3, 2017, using cash on hand and borrowings under the Company's senior unsecured revolving credit facility, the Company acquired the nylon compounding division of Nilit Group ("Nilit"), an independent producer of high performance nylon resins, fibers and compounds. Celanese acquired the nylon compounding product portfolio, customer agreements and manufacturing, technology and commercial facilities. The acquisition of Nilit increases the Company's global engineered materials product platforms, extends the operational model, technical and industry solutions capabilities and expands project pipelines. The acquisition was accounted for as a business combination and the acquired operations are included in the Advanced Engineered Materials segment.
Pro forma financial information since the respective acquisition date has not been provided as the acquisition did not have a material impact on the Company's financial information. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market, or cost approach (or a combination thereof). Fair values were determined based on Level 3 inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The purchase price allocation is based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. However, any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.

The preliminary purchase price allocation for the Nilit acquisition is as follows:

As of May 3, 2017
(In $ millions)
Cash and cash equivalents	4
Trade receivables - third party and affiliates	21
Inventories	37
Property, plant and equipment, net	36
Intangible assets (Note 7)	104
Goodwill(1) (Note 7)	136
Other assets	11
Total fair value of assets acquired	349

Trade payables - third party and affiliates	(8)
Total debt (Note 10)	(12)
Deferred income taxes	(26)
Benefit obligations	(15)
Other liabilities(2)	(45)
Total fair value of liabilities assumed	(106)
Net assets acquired	243
______________________________

(1)	Goodwill consists of expected revenue and operating synergies resulting from the acquisition. None of the goodwill is deductible for income tax purposes.

(2)	Includes a $29 million acquisition payment to Nilit Group after the date of close, which was paid as of June 30, 2017.
During the six months ended June 30, 2017, transaction related costs of $1 million were expensed as incurred to Selling, general and administrative expenses in the unaudited interim consolidated statements of operations. The amount of pro forma Net earnings (loss) of Nilit included in the Company's unaudited interim consolidated statement of operations was less than 1% (unaudited) of its consolidated Net earnings (loss) had the acquisition occurred as of the beginning of 2017. The amount of Nilit Net earnings (loss) consolidated by the Company since the acquisition date was not material.

•	SO.F.TER. S.p.A.
In December 2016, the Company acquired 100% of the stock of the Forli, Italy based SO.F.TER. S.p.A. ("SOFTER"), a leading thermoplastic compounder. The acquisition of SOFTER increases the Company's global engineered materials product platforms, extends the operational model, technical and industry solutions capabilities and expands project pipelines. The acquisition was accounted for as a business combination and the acquired operations are included in the Advanced Engineered Materials segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based on preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. During the six months ended June 30, 2017, the Company made adjustments to its purchase price allocation which primarily resulted in an increase of $3 million in property, plant and equipment and a reduction to goodwill of the same amount. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.

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
The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Cash and cash equivalents	24	18
Trade receivables, net - third party & affiliate	10	8
Property, plant and equipment (net of accumulated depreciation - 2017: $70; 2016: $50)	714	734
Intangible assets (net of accumulated amortization - 2017: $2; 2016: $1)	25	26
Other assets	8	9
Total assets(1)	781	795

Trade payables	11	15
Other liabilities(2)	2	2
Total debt	5	5
Deferred income taxes	3	2
Total liabilities	21	24
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of June 30, 2017 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.

The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Property, plant and equipment, net	56	60

Trade payables	29	53
Current installments of long-term debt	10	10
Long-term debt	87	91
Restructuring reserves (Note 14)	21	—
Total liabilities	147	154

Maximum exposure to loss	203	240
The difference between the total liabilities associated with obligations to nonconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 18).
5. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 11) as follows:

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Amortized cost	30	30
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	30	30
6. Inventories

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Finished goods	510	506
Work-in-process	48	45
Raw materials and supplies	213	169
Total	771	720

7. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2016	385	225	38	148	796
Acquisitions (Note 3)	133	—	—	—	133
Exchange rate changes	24	7	1	14	46
As of June 30, 2017(1)	542	232	39	162	975
______________________________

(1)	There were $0 million of accumulated impairment losses as of June 30, 2017.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2016	36	509	35	53	633
Acquisitions (Note 3)	—	73	9	—	82	(1)
Exchange rate changes	1	34	1	—	36
As of June 30, 2017	37	616	45	53	751
Accumulated Amortization
As of December 31, 2016	(27)	(440)	(26)	(31)	(524)
Amortization	(2)	(5)	(1)	(1)	(9)
Exchange rate changes	—	(27)	(1)	1	(27)
As of June 30, 2017	(29)	(472)	(28)	(31)	(560)
Net book value	8	144	17	22	191
______________________________

(1)	Represents intangible assets acquired related to Nilit (Note 3) with a weighted average amortization period of 14 years.
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2016	85
Acquisitions (Note 3)	22
Accumulated impairment losses	—
Exchange rate changes	4
As of June 30, 2017	111
The Company's trademarks and trade names have an indefinite life. For the six months ended June 30, 2017, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2018	19
2019	17
2020	15
2021	15
2022	13
8. Current Other Liabilities

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Asset retirement obligations	18	9
Benefit obligations (Note 11)	31	31
Customer rebates	46	51
Derivatives (Note 16)	7	3
Environmental (Note 12)	17	14
Insurance	5	6
Interest	20	15
Restructuring (Note 14)	29	16
Salaries and benefits	74	97
Sales and use tax/foreign withholding tax payable	23	21
Other	62	59
Total	332	322
9. Noncurrent Other Liabilities

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Asset retirement obligations	10	20
Deferred proceeds	44	41
Deferred revenue	8	9
Environmental (Note 12)	52	50
Income taxes payable	6	6
Insurance	49	46
Other	56	43
Total	225	215

10. Debt

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	43	27
Short-term borrowings, including amounts due to affiliates(1)	70	68
Short-term SOFTER bank loans (Note 3)(2)	—	23
Revolving credit facility(3)	200	—
Accounts receivable securitization facility(4)	71	—
Total	384	118
______________________________

(1)	The weighted average interest rate was 3.1% and 3.1% as of June 30, 2017 and December 31, 2016, respectively.

(2)	The weighted average interest rate was 1.2% as of December 31, 2016.

(3)	The weighted average interest rate was 2.6% as of June 30, 2017.

(4)	The weighted average interest rate was 1.8% as of June 30, 2017.

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Long-Term Debt
Senior unsecured term loan due 2021(1)	500	500
Senior unsecured notes due 2019, interest rate of 3.250%	342	316
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	854	788
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	169	170
SOFTER bank loans due at various dates through 2021 (Note 3)(2)	—	47
Nilit bank loans due at various dates through 2026 (Note 3)(3)	13	—
Obligations under capital leases due at various dates through 2054	215	217
Subtotal	2,993	2,938
Unamortized debt issuance costs(4)	(19)	(21)
Current installments of long-term debt	(43)	(27)
Total	2,931	2,890
______________________________

(1)	The margin for borrowings under the senior unsecured term loan due 2021 was 1.5% above LIBOR at current Company credit ratings.

(2)	The weighted average interest rate was 1.6% as of December 31, 2016.

(3)	The weighted average interest rate was 1.4% as of June 30, 2017.

(4)	Related to the Company's long-term debt, excluding obligations under capital leases.
Senior Credit Facilities
In July 2016, Celanese, Celanese US and certain subsidiaries entered into a new senior credit agreement ("Credit Agreement") consisting of a $500 million senior unsecured term loan and a $1.0 billion senior unsecured revolving credit facility (with a letter of credit sublimit), each maturing in 2021. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries (the "Subsidiary Guarantors").

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of June 30, 2017
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	200
Letters of credit issued	—
Available for borrowing(2)	800
______________________________

(1)	The Company borrowed $250 million and repaid $50 million under its senior unsecured revolving credit facility during the three months ended June 30, 2017.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR at current Company credit ratings.
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
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of June 30, 2017
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	71
Letters of credit issued	39
Available for borrowing	10
Total borrowing base	120

Maximum borrowing base(2)	120
______________________________

(1)	The Company borrowed $75 million and repaid $4 million under its Accounts Receivable Securitization Facility during the three months ended June 30, 2017.

(2)	Outstanding accounts receivable transferred to the SPE was $174 million.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2017.

11. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	2	—	4	—	4	—
Interest cost	26	1	28	—	53	1	56	1
Expected return on plan assets	(49)	—	(44)	—	(98)	—	(88)	—
Amortization of prior service cost (credit), net	—	(1)	—	(1)	—	(1)	—	(2)
Special termination benefit	1	—	2	—	1	—	3	—
Total	(20)	—	(12)	(1)	(40)	—	(25)	(1)
Benefit obligation funding is as follows:

	As of June 30, 2017	Total Expected 2017
	(In $ millions)
Cash contributions to defined benefit pension plans	11	20
Benefit payments to nonqualified pension plans	11	22
Benefit payments to other postretirement benefit plans	2	4
Cash contributions to German multiemployer defined benefit pension plans(1)	3	7
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
12. Environmental
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

The components of environmental remediation reserves are as follows:

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Demerger obligations (Note 18)	25	18
Divestiture obligations (Note 18)	16	16
Active sites	15	16
US Superfund sites	11	11
Other environmental remediation reserves	2	3
Total	69	64
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
13. Stockholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Series A common stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2016	20	0.36	1.44	May 2016
April 2017	28	0.46	1.84	May 2017
Treasury Stock

	Six Months Ended June 30,		Total From February 2008 Through June 30, 2017
	2017	2016
Shares repurchased	3,412,858	2,821,140	37,755,074
Average purchase price per share	$88.88	$70.89	$56.65
Shares repurchased (in $ millions)	$303	$200	$2,138
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)(1)	$—	$—	$2,366
______________________________

(1)
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program began in February 2008 and does not have an expiration date.

On July 17, 2017, the Company's Board of Directors approved a $1.5 billion increase in its Common Stock repurchase authorization. As of June 30, 2017, the Company had $228 million remaining under the previous authorization. The Company also declared a quarterly cash dividend of $0.46 per share on its Common Stock on July 17, 2017, amounting to $63 million. The cash dividend will be paid on August 7, 2017 to holders of record as of July 28, 2017.
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	—	1	—	—	—
Foreign currency translation	71	7	78	(17)	(1)	(18)
Gain (loss) on cash flow hedges	1	—	1	1	—	1
Pension and postretirement benefits	—	—	—	(1)	—	(1)
Total	73	7	80	(17)	(1)	(18)

	Six Months Ended June 30,
	2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	—	1	1	—	1
Foreign currency translation	99	7	106	53	(7)	46
Gain (loss) on cash flow hedges	(1)	—	(1)	1	—	1
Pension and postretirement benefits	5	—	5	(1)	—	(1)
Total	104	7	111	54	(7)	47
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 5)	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 16)	Pension and Postretirement Benefits (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2016	1	(350)	3	(12)	(358)
Other comprehensive income (loss) before reclassifications	1	99	1	6	107
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	(1)	(3)
Income tax (provision) benefit	—	7	—	—	7
As of June 30, 2017	2	(244)	2	(7)	(247)
14. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017		2016
	(In $ millions)
Employee termination benefits	(2)	(3)	(4)	(1)	(8)
InfraServ ownership change	(4)	—	(4)		—
Asset impairments	—	(1)	—		(1)
Other plant/office closures	3	—	(50)		—
Total	(3)	(4)	(58)		(9)
______________________________

(1)	Includes $1 million of special termination benefits included in Benefit obligations in the unaudited consolidated balance sheets.
During the six months ended June 30, 2017 and 2016, the Company recorded $4 million and $8 million, respectively, of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
A partner in the Company's InfraServ equity affiliate investments exercised an option right, which is currently being disputed, to purchase additional ownership interests in the InfraServ entities from the Company. The purchase of these interests will reduce the Company's ownership interests in InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG from 39 percent and 27 percent, to 30 percent and 22 percent, respectively. Accordingly, during the three months ended June 30, 2017, the Company reduced the carrying value of these investments by $4 million. In addition, the Company has reserved certain amounts for dividends received from the investments since the exercise notification was received. The Company's InfraServ investments are primarily owned by entities included in the Other Activities segment.

During the six months ended June 30, 2017, the Company provided notice of termination of a contract with a key raw materials supplier at its ethanol production unit in Nanjing, China. As a result, the Company recorded an estimated $50 million of plant/office closure costs primarily consisting of a $24 million contract termination charge and an $18 million reduction to its non-income tax receivable. The Nanjing, China ethanol production unit is included in the Company's Acetyl Intermediates segment.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2016	1	9	2	1	3	16
Additions	1	2	—	—	1	4
Cash payments	—	(1)	(1)	—	(3)	(5)
Other changes	—	(8)	—	—	(1)	(9)
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2017	2	2	1	1	—	6
Other Plant/Office Closures
As of December 31, 2016	—	—	—	—	—	—
Additions	—	—	—	29	—	29
Cash payments	—	—	—	(3)	—	(3)
Other changes	—	—	—	(3)	—	(3)
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2017	—	—	—	23	—	23
Total	2	2	1	24	—	29
15. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In percentages)
Effective income tax rate	14	19	18	19
The lower effective income tax rate for the three months ended June 30, 2017 compared to the same period in 2016 is primarily due to foreign exchange losses in certain jurisdictions where the functional currency differs from the local currency and a release of a tax position due to an audit settlement in Germany.
For the six months ended June 30, 2017, the Company's uncertain tax positions increased $21 million, primarily due to the Nilit acquisition (Note 3) and foreign exchange fluctuations.
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
16. Derivative Financial Instruments
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
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of June 30, 2017	As of December 31, 2016
	(In € millions)
Total	750	850
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Total	674	508
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2017	2016	2017	2016
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	2	1	1	—	Cost of sales
Foreign currency forwards	(1)	—	—	—	Cost of sales
Total	1	1	1	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	(56)	7	—	—	N/A
Total	(56)	7	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(3)	6	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(3)	6

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2017	2016	2017	2016
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	1	1	2	—	Cost of sales
Foreign currency forwards	(1)	—	—	—	Cost of sales
Total	—	1	2	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	(69)	1	—	—	N/A
Total	(69)	1	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(2)	13	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(2)	13
See Note 17 - Fair Value Measurements for further information regarding the fair value of the Company's derivative instruments.
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Derivative Assets
Gross amount recognized	7	14
Gross amount offset in the consolidated balance sheets	—	4
Net amount presented in the consolidated balance sheets	7	10
Gross amount not offset in the consolidated balance sheets	1	2
Net amount	6	8

	As of June 30, 2017	As of December 31, 2016
	(In $ millions)
Derivative Liabilities
Gross amount recognized	7	7
Gross amount offset in the consolidated balance sheets	—	4
Net amount presented in the consolidated balance sheets	7	3
Gross amount not offset in the consolidated balance sheets	1	2
Net amount	6	1

17. Fair Value Measurements
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of June 30, 2017
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	3	3	Current Other assets
Commodity swaps	—	1	1	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	3	3	Current Other assets
Total assets	—	7	7
Derivatives Designated as Cash Flow Hedges
Foreign currency forwards	—	(1)	(1)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(6)	(6)	Current Other liabilities
Total liabilities	—	(7)	(7)
As of December 31, 2016
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	5	5	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	5	5	Current Other assets
Total assets	—	10	10
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2017
Cost investments	159	—	—	—
Insurance contracts in nonqualified trusts	47	47	—	47
Long-term debt, including current installments of long-term debt	2,993	2,890	215	3,105
As of December 31, 2016
Cost investments	155	—	—	—
Insurance contracts in nonqualified trusts	49	49	—	49
Long-term debt, including current installments of long-term debt	2,938	2,826	217	3,043
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
As of June 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2017 are $77 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.

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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $124 million as of June 30, 2017. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2017, the Company had unconditional purchase obligations of $1.9 billion, which extend through 2036.
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
European Commission
In May 2017, the Company learned that the European Commission has opened a competition law investigation involving certain subsidiaries of the Company with respect to certain raw material purchases. The Company is cooperating with the European Commission. Because of the early stage of the investigation and the many uncertainties and variables involved, the Company is unable at this time to determine the outcome of this investigation and whether, and in what amount, any potential fines would be assessed.

19. Segment Information

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended June 30, 2017
Net sales	516	193	262	(1)	649	(1)	—	(110)	1,510
Other (charges) gains, net (Note 14)	(2)	(1)	—		3		(3)	—	(3)
Operating profit (loss)	97	49	26		109		(41)	—	240
Equity in net earnings (loss) of affiliates	38	—	—		2		(2)	—	38
Depreciation and amortization	26	11	10		26		2	—	75
Capital expenditures	13	8	6		28		3	—	58	(2)
	Three Months Ended June 30, 2016
Net sales	365	235	262	(1)	592	(1)	—	(103)	1,351
Other (charges) gains, net (Note 14)	(1)	—	(2)		(1)		—	—	(4)
Operating profit (loss)	82	80	29		77		(26)	1	243
Equity in net earnings (loss) of affiliates	27	—	—		2		6	—	35
Depreciation and amortization	25	11	8		27		2	—	73
Capital expenditures	19	9	12		14		2	—	56	(2)
______________________________

(1)
Net sales for Acetyl Intermediates and Industrial Specialties include intersegment sales of $109 million and $1 million, respectively, for the three months ended June 30, 2017 and $102 million and $1 million, respectively, for the three months ended June 30, 2016.

(2)	Includes an increase in accrued capital expenditures of $4 million and a decrease of $2 million for the three months ended June 30, 2017 and 2016, respectively.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Six Months Ended June 30, 2017
Net sales	1,003	411	507	(1)	1,268	(1)	—	(208)	2,981
Other (charges) gains, net (Note 14)	(2)	(2)	—		(50)		(4)	—	(58)
Operating profit (loss)	195	117	51		136		(67)	—	432
Equity in net earnings (loss) of affiliates	80	1	—		3		1	—	85
Depreciation and amortization	50	22	18		52		4	—	146
Capital expenditures	23	14	10		48		4	—	99	(2)
	As of June 30, 2017
Goodwill and intangible assets, net	784	252	46		195		—	—	1,277
Total assets	3,358	869	816		2,415		1,425	—	8,883
	Six Months Ended June 30, 2016
Net sales	715	479	515	(1)	1,255	(1)	—	(209)	2,755
Other (charges) gains, net (Note 14)	(2)	—	(3)		(1)		(3)	—	(9)
Operating profit (loss)	170	158	60		191		(50)	1	530
Equity in net earnings (loss) of affiliates	58	1	—		3		11	—	73
Depreciation and amortization	49	22	16		54		5	—	146
Capital expenditures	38	18	30		23		5	—	114	(2)
	As of December 31, 2016
Goodwill and intangible assets, net	517	244	46		183		—	—	990
Total assets	2,792	1,324	758		2,440		1,043	—	8,357
______________________________

(1)
Net sales for Acetyl Intermediates and Industrial Specialties include intersegment sales of $206 million and $2 million, respectively, for the six months ended June 30, 2017 and $208 million and $1 million, respectively, for the six months ended June 30, 2016.

(2)	Includes a decrease in accrued capital expenditures of $17 million and $14 million for the six months ended June 30, 2017 and 2016, respectively.
20. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	239	221	422	477
Earnings (loss) from discontinued operations	(8)	—	(8)	1
Net earnings (loss)	231	221	414	478

Weighted average shares - basic	138,619,721	146,482,612	139,626,199	146,947,923
Incremental shares attributable to equity awards	409,704	583,076	396,357	644,608
Weighted average shares - diluted	139,029,425	147,065,688	140,022,556	147,592,531
During the three and six months ended June 30, 2017 and 2016, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.

21. Consolidating Guarantor Financial Information
The Senior Notes were issued by Celanese US ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (Note 10). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the six months ended June 30, 2017 and 2016 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	563	1,222	(275)	1,510
Cost of sales	—	—	(457)	(966)	280	(1,143)
Gross profit	—	—	106	256	5	367
Selling, general and administrative expenses	—	—	(26)	(70)	—	(96)
Amortization of intangible assets	—	—	(1)	(4)	—	(5)
Research and development expenses	—	—	(7)	(10)	—	(17)
Other (charges) gains, net	—	—	(1)	(2)	—	(3)
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	—	—	(2)
Operating profit (loss)	—	—	69	166	5	240
Equity in net earnings (loss) of affiliates	231	233	163	34	(623)	38
Interest expense	—	(6)	(24)	(8)	8	(30)
Refinancing expense	—	—	—	—	—	—
Interest income	—	6	1	2	(8)	1
Dividend income - cost investments	—	—	—	30	(1)	29
Other income (expense), net	—	(1)	1	3	—	3
Earnings (loss) from continuing operations before tax	231	232	210	227	(619)	281
Income tax (provision) benefit	—	(1)	(8)	(34)	3	(40)
Earnings (loss) from continuing operations	231	231	202	193	(616)	241
Earnings (loss) from operation of discontinued operations	—	—	—	(9)	—	(9)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	—	(8)	—	(8)
Net earnings (loss)	231	231	202	185	(616)	233
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	231	231	202	183	(616)	231

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	536	1,073	(258)	1,351
Cost of sales	—	—	(415)	(865)	267	(1,013)
Gross profit	—	—	121	208	9	338
Selling, general and administrative expenses	—	—	(5)	(66)	—	(71)
Amortization of intangible assets	—	—	(1)	(1)	—	(2)
Research and development expenses	—	—	(8)	(11)	—	(19)
Other (charges) gains, net	—	—	(1)	(3)	—	(4)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	4	—	2
Operating profit (loss)	—	—	104	130	9	243
Equity in net earnings (loss) of affiliates	222	218	130	34	(569)	35
Interest expense	—	9	(36)	(6)	3	(30)
Refinancing expense	—	—	—	—	—	—
Interest income	—	2	1	1	(4)	—
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	(1)	—	(1)	—	(2)
Earnings (loss) from continuing operations before tax	222	228	199	187	(561)	275
Income tax (provision) benefit	—	(6)	(10)	(34)	(2)	(52)
Earnings (loss) from continuing operations	222	222	189	153	(563)	223
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	222	222	189	153	(563)	223
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	222	222	189	151	(563)	221

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,152	2,399	(570)	2,981
Cost of sales	—	—	(900)	(1,932)	570	(2,262)
Gross profit	—	—	252	467	—	719
Selling, general and administrative expenses	—	—	(42)	(137)	—	(179)
Amortization of intangible assets	—	—	(2)	(7)	—	(9)
Research and development expenses	—	—	(14)	(20)	—	(34)
Other (charges) gains, net	—	—	(7)	(51)	—	(58)
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(4)	1	—	(3)
Operating profit (loss)	—	—	183	249	—	432
Equity in net earnings (loss) of affiliates	414	407	264	77	(1,077)	85
Interest expense	—	(12)	(47)	(15)	15	(59)
Refinancing expense	—	—	—	—	—	—
Interest income	—	12	2	2	(15)	1
Dividend income - cost investments	—	—	—	59	(1)	58
Other income (expense), net	—	(1)	1	4	—	4
Earnings (loss) from continuing operations before tax	414	406	403	376	(1,078)	521
Income tax (provision) benefit	—	8	(71)	(33)	—	(96)
Earnings (loss) from continuing operations	414	414	332	343	(1,078)	425
Earnings (loss) from operation of discontinued operations	—	—	—	(9)	—	(9)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	—	(8)	—	(8)
Net earnings (loss)	414	414	332	335	(1,078)	417
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net earnings (loss) attributable to Celanese Corporation	414	414	332	332	(1,078)	414

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,119	2,212	(576)	2,755
Cost of sales	—	—	(856)	(1,756)	585	(2,027)
Gross profit	—	—	263	456	9	728
Selling, general and administrative expenses	—	—	(22)	(129)	—	(151)
Amortization of intangible assets	—	—	(2)	(2)	—	(4)
Research and development expenses	—	—	(16)	(22)	—	(38)
Other (charges) gains, net	—	—	(1)	(8)	—	(9)
Foreign exchange gain (loss), net	—	—	—	2	—	2
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	5	—	2
Operating profit (loss)	—	—	219	302	9	530
Equity in net earnings (loss) of affiliates	478	492	303	71	(1,271)	73
Interest expense	—	(6)	(51)	(14)	8	(63)
Refinancing expense	—	—	(2)	—	—	(2)
Interest income	—	4	2	3	(8)	1
Dividend income - cost investments	—	—	—	56	—	56
Other income (expense), net	—	(1)	—	(1)	—	(2)
Earnings (loss) from continuing operations before tax	478	489	471	417	(1,262)	593
Income tax (provision) benefit	—	(11)	(40)	(59)	(2)	(112)
Earnings (loss) from continuing operations	478	478	431	358	(1,264)	481
Earnings (loss) from operation of discontinued operations	—	—	—	1	—	1
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	1	—	1
Net earnings (loss)	478	478	431	359	(1,264)	482
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net earnings (loss) attributable to Celanese Corporation	478	478	431	355	(1,264)	478

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	231	231	202	185	(616)	233
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation	78	78	96	119	(293)	78
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	80	80	98	121	(299)	80
Total comprehensive income (loss), net of tax	311	311	300	306	(915)	313
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	311	311	300	304	(915)	311

	Three Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	222	222	189	153	(563)	223
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(18)	(18)	(18)	(24)	60	(18)
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Pension and postretirement benefits	(1)	(1)	(1)	—	2	(1)
Total other comprehensive income (loss), net of tax	(18)	(18)	(18)	(23)	59	(18)
Total comprehensive income (loss), net of tax	204	204	171	130	(504)	205
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	204	204	171	128	(504)	203

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	414	414	332	335	(1,078)	417
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation	106	106	126	158	(390)	106
Gain (loss) on cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits	5	5	4	6	(15)	5
Total other comprehensive income (loss), net of tax	111	111	130	164	(405)	111
Total comprehensive income (loss), net of tax	525	525	462	499	(1,483)	528
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to Celanese Corporation	525	525	462	496	(1,483)	525

	Six Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	478	478	431	359	(1,264)	482
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	—	1	(2)	1
Foreign currency translation	46	46	36	58	(140)	46
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Pension and postretirement benefits	(1)	(1)	(1)	1	1	(1)
Total other comprehensive income (loss), net of tax	47	47	36	61	(144)	47
Total comprehensive income (loss), net of tax	525	525	467	420	(1,408)	529
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to Celanese Corporation	525	525	467	416	(1,408)	525

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of June 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	3	57	451	—	511
Trade receivables - third party and affiliates	—	—	169	998	(182)	985
Non-trade receivables, net	40	511	241	378	(943)	227
Inventories, net	—	—	232	583	(44)	771
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	77	17	111	(146)	59
Total current assets	40	591	746	2,521	(1,315)	2,583
Investments in affiliates	2,658	4,273	3,846	776	(10,668)	885
Property, plant and equipment, net	—	—	1,079	2,584	—	3,663
Deferred income taxes	—	7	78	90	(11)	164
Other assets	—	778	128	166	(761)	311
Goodwill	—	—	314	661	—	975
Intangible assets, net	—	—	50	252	—	302
Total assets	2,698	5,649	6,241	7,050	(12,755)	8,883
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	169	137	358	(280)	384
Trade payables - third party and affiliates	4	—	254	591	(183)	666
Other liabilities	—	94	208	310	(280)	332
Income taxes payable	—	—	510	59	(527)	42
Total current liabilities	4	263	1,109	1,318	(1,270)	1,424
Noncurrent Liabilities
Long-term debt	—	2,728	800	171	(768)	2,931
Deferred income taxes	—	—	—	176	(11)	165
Uncertain tax positions	—	—	3	148	(1)	150
Benefit obligations	—	—	584	282	—	866
Other liabilities	—	—	62	163	—	225
Total noncurrent liabilities	—	2,728	1,449	940	(780)	4,337
Total Celanese Corporation stockholders' equity	2,694	2,658	3,683	4,364	(10,705)	2,694
Noncontrolling interests	—	—	—	428	—	428
Total equity	2,694	2,658	3,683	4,792	(10,705)	3,122
Total liabilities and equity	2,698	5,649	6,241	7,050	(12,755)	8,883

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	51	587	—	638
Trade receivables - third party and affiliates	—	—	107	819	(125)	801
Non-trade receivables, net	40	499	249	308	(873)	223
Inventories, net	—	—	239	526	(45)	720
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	42	25	76	(83)	60
Total current assets	40	541	701	2,316	(1,126)	2,472
Investments in affiliates	2,548	4,029	3,655	752	(10,132)	852
Property, plant and equipment, net	—	—	1,049	2,528	—	3,577
Deferred income taxes	—	—	91	86	(18)	159
Other assets	—	705	133	156	(687)	307
Goodwill	—	—	314	482	—	796
Intangible assets, net	—	—	48	146	—	194
Total assets	2,588	5,275	5,991	6,466	(11,963)	8,357
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	6	133	250	(271)	118
Trade payables - third party and affiliates	—	—	226	524	(125)	625
Other liabilities	—	58	167	262	(165)	322
Income taxes payable	—	—	454	75	(517)	12
Total current liabilities	—	64	980	1,111	(1,078)	1,077
Noncurrent Liabilities
Long-term debt	—	2,647	727	210	(694)	2,890
Deferred income taxes	—	16	—	132	(18)	130
Uncertain tax positions	—	—	3	130	(2)	131
Benefit obligations	—	—	636	257	—	893
Other liabilities	—	—	74	142	(1)	215
Total noncurrent liabilities	—	2,663	1,440	871	(715)	4,259
Total Celanese Corporation stockholders' equity	2,588	2,548	3,571	4,051	(10,170)	2,588
Noncontrolling interests	—	—	—	433	—	433
Total equity	2,588	2,548	3,571	4,484	(10,170)	3,021
Total liabilities and equity	2,588	5,275	5,991	6,466	(11,963)	8,357

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	415	342	351	283	(901)	490
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(82)	(34)	—	(116)
Acquisitions, net of cash acquired	—	(11)	(12)	(264)	19	(268)
Proceeds from sale of businesses and assets, net	—	—	—	20	(19)	1
Return of capital from subsidiary	—	—	9	—	(9)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(74)	(11)	—	85	—
Other, net	—	—	(1)	(5)	—	(6)
Net cash provided by (used in) investing activities	—	(85)	(97)	(283)	76	(389)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	161	2	50	(11)	202
Proceeds from short-term borrowings	—	—	—	104	—	104
Repayments of short-term borrowings	—	—	—	(55)	—	(55)
Proceeds from long-term debt	—	—	74	—	(74)	—
Repayments of long-term debt	—	—	(1)	(57)	—	(58)
Purchases of treasury stock, including related fees	(300)	—	—	—	—	(300)
Dividends to parent	—	(415)	(306)	(180)	901	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	1
Series A common stock dividends	(116)	—	—	—	—	(116)
Return of capital to parent	—	—	—	(9)	9	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(8)	—	(8)
Other, net	—	—	(17)	(2)	—	(19)
Net cash provided by (used in) financing activities	(415)	(254)	(248)	(157)	825	(249)
Exchange rate effects on cash and cash equivalents	—	—	—	21	—	21
Net increase (decrease) in cash and cash equivalents	—	3	6	(136)	—	(127)
Cash and cash equivalents as of beginning of period	—	—	51	587	—	638
Cash and cash equivalents as of end of period	—	3	57	451	—	511

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	297	294	152	449	(556)	636
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(66)	(62)	—	(128)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	1	1	—	2
Return of capital from subsidiary	—	136	741	—	(877)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	138	(5)	90	(223)	—
Other, net	—	—	(9)	(3)	—	(12)
Net cash provided by (used in) investing activities	—	274	662	26	(1,100)	(138)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(345)	(3)	—	(5)	(353)
Proceeds from short-term borrowings	—	—	—	22	—	22
Repayments of short-term borrowings	—	—	—	(63)	—	(63)
Proceeds from long-term debt	—	250	325	—	(405)	170
Repayments of long-term debt	—	(175)	(634)	(7)	633	(183)
Purchases of treasury stock, including related fees	(200)	—	—	—	—	(200)
Dividends to parent	—	(296)	(260)	—	556	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(98)	—	—	—	—	(98)
Return of capital to parent	—	—	—	(877)	877	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(6)	—	(6)
Other, net	—	(2)	(20)	(2)	—	(24)
Net cash provided by (used in) financing activities	(295)	(568)	(592)	(933)	1,656	(732)
Exchange rate effects on cash and cash equivalents	—	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	2	—	222	(456)	—	(232)
Cash and cash equivalents as of beginning of period	—	—	21	946	—	967
Cash and cash equivalents as of end of period	2	—	243	490	—	735

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
Risk Factors
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

•	the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;

•	the ability to maintain plant utilization rates and to implement planned capacity additions, expansions and maintenance;

•	the ability to reduce or maintain current levels of production costs and to improve productivity by implementing technological improvements to existing plants;

•	increased price competition and the introduction of competing products by other companies;

•	the ability to identify desirable potential acquisition targets and to consummate acquisition or investment transactions, including obtaining regulatory approvals, consistent with our strategy;

•	market acceptance of our technology;

•	the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to us;

•	changes in the degree of intellectual property and other legal protection afforded to our products or technologies, or the theft of such intellectual property;

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

•
potential liability resulting from pending or future claims or litigation, including investigations or enforcement actions, or from changes in the laws, regulations or policies of governments or other governmental activities, in the countries in which we operate;

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
We are organized around two complementary cores, Materials Solutions and the Acetyl Chain. Together, these two value drivers share raw materials, technology, integrated systems and research resources to increase efficiency and quickly respond to market needs. Within Materials Solutions and the Acetyl Chain, we operate principally through four business segments: Materials Solutions includes Advanced Engineered Materials and Consumer Specialties business segments (which includes our cellulose derivatives business), and the Acetyl Chain includes Industrial Specialties and Acetyl Intermediates business segments.

Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,510	1,351	159	2,981	2,755	226
Gross profit	367	338	29	719	728	(9)
Selling, general and administrative ("SG&A") expenses	(96)	(71)	(25)	(179)	(151)	(28)
Other (charges) gains, net	(3)	(4)	1	(58)	(9)	(49)
Operating profit (loss)	240	243	(3)	432	530	(98)
Equity in net earnings of affiliates	38	35	3	85	73	12
Interest expense	(30)	(30)	—	(59)	(63)	4
Refinancing expense	—	—	—	—	(2)	2
Dividend income - cost investments	29	29	—	58	56	2
Earnings (loss) from continuing operations before tax	281	275	6	521	593	(72)
Earnings (loss) from continuing operations	241	223	18	425	481	(56)
Earnings (loss) from discontinued operations	(8)	—	(8)	(8)	1	(9)
Net earnings (loss)	233	223	10	417	482	(65)
Net earnings (loss) attributable to Celanese Corporation	231	221	10	414	478	(64)
Other Data
Depreciation and amortization	75	73	2	146	146	—
SG&A expenses as a percentage of Net sales	6.4%	5.3%		6.0%	5.5%
Operating margin(1)	15.9%	18.0%		14.5%	19.2%
Other (charges) gains, net
Employee termination benefits	(2)	(3)	1	(4)	(8)	4
InfraServ ownership change	(4)	—	(4)	(4)	—	(4)
Asset impairments	—	(1)	1	—	(1)	1
Other plant/office closures	3	—	3	(50)	—	(50)
Total Other (charges) gains, net	(3)	(4)	1	(58)	(9)	(49)
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2017	As of December 31, 2016
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	511	638

Short-term borrowings and current installments of long-term debt - third party and affiliates	384	118
Long-term debt, net of unamortized deferred financing costs	2,931	2,890
Total debt	3,315	3,008

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	44	(2)	(1)	—	41
Consumer Specialties	(9)	(9)	—	—	(18)
Industrial Specialties	(1)	3	(2)	—	—
Acetyl Intermediates	(4)	14	(1)	1	10
Total Company	8	5	(1)	—	12
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	44	(3)	(1)	—	40
Consumer Specialties	(6)	(8)	—	—	(14)
Industrial Specialties	—	—	(2)	—	(2)
Acetyl Intermediates	(8)	10	(1)	—	1
Total Company	7	3	(2)	—	8
Consolidated Results
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net sales increased $159 million, or 11.8%, for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•
higher volume in our Advanced Engineered Materials segment, primarily related to Net sales generated from SO.F.TER. S.p.A. ("SOFTER") and from the nylon compounding division of Nilit Group ("Nilit"), that we acquired on May 3, 2017. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information; and

•	higher pricing for most of our products in our Acetyl Intermediates segment;
partially offset by:

•	lower acetate tow pricing and volume in our Consumer Specialties segment; and

•	lower volume for ethanol in our Acetyl Intermediates segment.
Operating profit decreased $3 million, or 1.2%, for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher raw material costs, primarily in our Acetyl Intermediates segment; and

•	higher plant spending of $37 million in our Advanced Engineered Materials segment, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incur ongoing plant spending;

largely offset by:

•	an increase in Net sales.
Our effective income tax rate for the three months ended June 30, 2017 was 14% compared to 19% for the same period in 2016. The lower effective income tax rate for the three months ended June 30, 2017 is primarily due to foreign exchange losses in certain jurisdictions where the functional currency differs from the local currency and a release of a tax position due to an audit settlement in Germany.
Our effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts and mix of income and loss in those jurisdictions to which they relate, as well as discrete items and non-deductible expenses that may occur in any given year, but are not consistent from year to year. See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net sales increased $226 million, or 8.2%, for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•
higher volume in our Advanced Engineered Materials segment, primarily related to Net sales generated from SOFTER and from Nilit, as well as for polyoxymethylene ("POM") across all regions, which was driven by new project launches and base business growth globally; and

•	higher pricing for most of our products in our Acetyl Intermediates segment;
partially offset by:

•	lower volume for vinyl acetate monomer ("VAM") and ethanol in our Acetyl Intermediates segment; and

•	lower acetate tow pricing and volume in our Consumer Specialties segment.
Operating profit decreased $98 million, or 18.5%, for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher raw material costs, primarily in our Acetyl Intermediates segment;

•
higher plant spending of $60 million in our Advanced Engineered Materials segment, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incur ongoing plant spending; and

•
an unfavorable impact of $49 million to Other (charges) gains, net in our Acetyl Intermediates segment. During the six months ended June 30, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $24 million contract termination charge and an $18 million reduction to our non-income tax receivable. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	an increase in Net sales.
Our effective income tax rate for the six months ended June 30, 2017 was 18% compared to 19% for the same period in 2016.
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

Business Segments
Advanced Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	516	365	151	41.4%	1,003	715	288	40.3%
Net Sales Variance
Volume	44%				44%
Price	(2)%				(3)%
Currency	(1)%				(1)%
Other	—%				—%
Other (charges) gains, net	(2)	(1)	(1)	100.0%	(2)	(2)	—	—%
Operating profit (loss)	97	82	15	18.3%	195	170	25	14.7%
Operating margin	18.8%	22.5%			19.4%	23.8%
Equity in net earnings (loss) of affiliates	38	27	11	40.7%	80	58	22	37.9%
Depreciation and amortization	26	25	1	4.0%	50	49	1	2.0%
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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net sales increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher volume primarily due to Net sales generated from SOFTER and from Nilit, which represents approximately three-fourths of the increase in volume; and

•
higher volume for POM across all regions which was driven by new project launches and base business growth globally. The increase in volume for POM represents approximately one-third of the increase in base business volume growth.

Operating profit increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales;
partially offset by:

•	higher plant spending of $37 million, primarily related to our acquisitions of SOFTER and Nilit in December 2016 and May 2017, respectively, as these acquired businesses incur ongoing plant spending.
Equity in net earnings (loss) of affiliates increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	an increase in equity investment in earnings of $8 million from our Ibn Sina strategic affiliate as a result of timing of turnaround activity.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net sales increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher volume primarily due to Net sales generated from SOFTER and Nilit, which represents approximately two-thirds of the increase in volume; and

•
higher volume for POM across all regions which was driven by new project launches and base business growth globally. POM accounted for approximately one-half of the increase in base business volume growth;

partially offset by:

•	lower pricing in POM due to customer and regional mix.
Operating profit increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales;
partially offset by:

•	higher plant spending of $60 million, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incur ongoing plant spending; and

•	higher energy and raw material costs, primarily related to methanol.
Equity in net earnings (loss) of affiliates increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•
an increase in equity investment in earnings of $8 million and $5 million from our Ibn Sina and Fortron Industries LLC strategic affiliates, respectively, as a result of timing of turnaround activity at Ibn Sina and strong demand at Fortron.

Consumer Specialties

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	193	235	(42)	(17.9)%	411	479	(68)	(14.2)%
Net Sales Variance
Volume	(9)%				(6)%
Price	(9)%				(8)%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	(1)	—	(1)	100.0%	(2)	—	(2)	100.0%
Operating profit (loss)	49	80	(31)	(38.8)%	117	158	(41)	(25.9)%
Operating margin	25.4%	34.0%			28.5%	33.0%
Equity in net earnings (loss) of affiliates	—	—	—	—%	1	1	—	—%
Dividend income - cost investments	28	28	—	—%	57	55	2	3.6%
Depreciation and amortization	11	11	—	—%	22	22	—	—%
Our Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. Our cellulose derivatives business is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications. Our food ingredients business is a leading global supplier of acesulfame potassium for the food and beverage industry and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid.
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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net sales decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	lower acetate tow pricing and volume due to lower global industry utilization.
Operating profit decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	lower Net sales.
On June 18, 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of The Blackstone Group L.P. (the "Blackstone Entities") to form a joint venture which combines substantially all of the operations of our cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business owned by the Blackstone Entities. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited consolidated financial statements for further information.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net sales decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	lower acetate tow pricing and volume due to lower global industry utilization.
Operating profit decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	lower Net sales;
partially offset by:

•	lower raw material costs, primarily related to wood pulp, acetic acid and anhydride.

Industrial Specialties

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	262	262	—	—%	507	515	(8)	(1.6)%
Net Sales Variance
Volume	(1)%				—%
Price	3%				—%
Currency	(2)%				(2)%
Other	—%				—%
Other (charges) gains, net	—	(2)	2	(100.0)%	—	(3)	3	(100.0)%
Operating profit (loss)	26	29	(3)	(10.3)%	51	60	(9)	(15.0)%
Operating margin	9.9%	11.1%			10.1%	11.7%
Depreciation and amortization	10	8	2	25.0%	18	16	2	12.5%
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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating profit decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher raw material costs, primarily VAM.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net sales decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro and Chinese Yuan.
Operating profit decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher raw material costs, primarily for VAM and ethylene.

Acetyl Intermediates

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	649	592	57	9.6%	1,268	1,255	13	1.0%
Net Sales Variance
Volume	(4)%				(8)%
Price	14%				10%
Currency	(1)%				(1)%
Other	1%				—%
Other (charges) gains, net	3	(1)	4	(400.0)%	(50)	(1)	(49)	4,900%
Operating profit (loss)	109	77	32	41.6%	136	191	(55)	(28.8)%
Operating margin	16.8%	13.0%			10.7%	15.2%
Equity in net earnings (loss) of affiliates	2	2	—	—%	3	3	—	—%
Depreciation and amortization	26	27	(1)	(3.7)%	52	54	(2)	(3.7)%
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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net sales increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher pricing due to higher feedstock costs, such as methanol, which positively impacted pricing for most of our products;
partially offset by:

•	lower volume for ethanol, which represents substantially all of the decrease in volume, due to the shutdown at our ethanol production unit in Nanjing, China.
Operating profit increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales; and

•	cost savings of $30 million, primarily related to a duty exception in the free trade agreement between Europe and Mexico;
partially offset by:

•
higher raw material costs, primarily for methanol, ethylene and carbon monoxide, with methanol and ethylene making up approximately two-thirds of the increase and carbon monoxide making up one-fourth of the increase in raw material costs; and

•	an unfavorable impact of $15 million in direct costs associated with the planned turnaround at our Clear Lake, Texas site.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net sales increased during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher pricing due to higher feedstock costs, such as methanol, which positively impacted pricing for most of our products;
largely offset by:

•	lower volume for VAM, which represents approximately two-thirds of the decrease in volume, primarily due to the expiration of a significant contract;

•	lower volume for ethanol, which represents the remainder of the decrease in volume, due to the shutdown at our ethanol production unit in Nanjing, China; and

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro and Chinese Yuan.
Operating profit decreased during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•
an unfavorable impact of $49 million to Other (charges) gains, net. During the six months ended June 30, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded an estimated $50 million of plant/office closure costs primarily consisting of a $24 million contract termination charge and an $18 million reduction to our non-income tax receivable. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and

•
higher raw material costs, primarily for methanol, ethylene and carbon monoxide, with methanol and ethylene making up approximately three-fourths of the increase and carbon monoxide making up the remainder of the increase in raw material costs;

partially offset by:

•	higher Net sales.
Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(3)	—	(3)	100.0%	(4)	(3)	(1)	33.3%
Operating profit (loss)	(41)	(26)	(15)	57.7%	(67)	(50)	(17)	34.0%
Equity in net earnings (loss) of affiliates	(2)	6	(8)	(133.3)%	1	11	(10)	(90.9)%
Depreciation and amortization	2	2	—	—%	4	5	(1)	(20.0)%
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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating loss increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher functional spending and incentive compensation costs; and

•
an unfavorable impact to Other (charges) gains, net of $3 million. A partner in our InfraServ equity affiliate investments exercised an option right, which is currently being disputed, to purchase additional ownership interests in the InfraServ entities from us. The purchase of these interests will reduce our ownership interests in InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG. Accordingly, during the three months ended June 30, 2017, we reduced the carrying value of these investments by $4 million. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•
a decrease in equity investment in earnings of $4 million for InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG associated with a reserve for dividends received from these investments since the exercise notification was received.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Operating loss increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•	higher functional and project spending; and

•	an unfavorable currency impact resulting from a strong US dollar relative to the Euro and Chinese Yuan.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to:

•
a decrease in equity investment in earnings of $4 million for InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG associated with a reserve for dividends received from these investments since the exercise notification was received.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2017, we have $800 million available for borrowing under our senior unsecured revolving credit facility and $10 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Cash Flows
Cash and cash equivalents decreased $127 million to $511 million as of June 30, 2017 compared to December 31, 2016. As of June 30, 2017, $410 million of the $511 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no planned cash distributions that would result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not recorded any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $146 million to $490 million for the six months ended June 30, 2017 compared to $636 million for the same period in 2016. Net cash provided by operating activities for the six months ended June 30, 2017 decreased primarily due to:

•	a decrease in net earnings;

•	unfavorable trade working capital of $33 million primarily due to an increase in trade receivables related to SOFTER; and

•	an increase of $25 million in cash taxes paid.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $251 million to $389 million for the six months ended June 30, 2017 compared to $138 million for the same period in 2016, primarily due to:

•	a net cash outflow of $268 million related to the acquisition of Nilit in May 2017.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $483 million from $732 million for the six months ended June 30, 2016 to $249 million for the six months ended June 30, 2017, primarily due to:

•
an increase in net borrowings on short-term debt of $645 million, primarily as a result of borrowing under our revolving credit facility and accounts receivable securitization facility during the six months ended June 30, 2017 in connection with the acquisition of Nilit and related to the timing of share repurchases of our Common Stock;

partially offset by:

•	an increase of $100 million in share repurchases of our Common Stock; and

•	an increase in net repayments on long-term debt of $45 million, primarily related to SOFTER bank loans repaid in January 2017.
Debt and Other Obligations
On June 18, 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of the Blackstone Entities to form a joint venture which combines substantially all of the operations of our cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business owned by the Blackstone Entities. Closing of the transaction is subject to customary closing conditions.
In connection with the agreement, the joint venture with the Blackstone Entities obtained commitments for credit facilities aggregating $2.4 billion to be entered into by the joint venture entities at the closing consisting of (i) senior secured ($135 million) and senior unsecured ($65 million) revolving credit facilities in an aggregate principal amount of $200 million, (ii) senior secured term loan facilities in an aggregate principal amount of $1.0 billion, (iii) a senior unsecured bridge facility in an aggregate principal amount of $800 million, which bridge facility will backstop the proposed issuance of $800 million senior unsecured notes by a joint venture subsidiary, and (iv) a senior unsecured term loan facility in an aggregate principal amount of $400 million. The credit facilities will be guaranteed by certain of the subsidiaries of the respective borrowers; however, only the $65 million senior unsecured revolving credit facility and the $400 million senior unsecured term loan credit facility will be guaranteed by Celanese. Approximately $2.2 billion of the proceeds of the debt financing are expected to be used, in part, to repay certain of the parties' existing indebtedness and a $1.6 billion dividend to Celanese. We plan to use the proceeds of the dividend for general corporate purposes. Additionally, we anticipate that we will incur costs of approximately $40 million prior to the closing to carve out assets and entities in anticipation of contributing these to the joint venture. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
There have been no material changes to our debt or other obligations described in our 2016 Form 10-K other than those disclosed above and in Note 10 - Debt in the accompanying unaudited interim consolidated financial statements.
Share Capital
On July 17, 2017, our Board of Directors approved a $1.5 billion increase in our Common Stock repurchase authorization. As of June 30, 2017, we had $228 million remaining under the previous authorization. We also declared a quarterly cash dividend of $0.46 per share on our Common Stock on July 17, 2017, amounting to $63 million. The cash dividend will be paid on August 7, 2017 to holders of record as of July 28, 2017.
There have been no material changes to our share capital described in our 2016 Form 10-K other than those disclosed above and in Note 13 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2016 Form 10-K. See also Note 16 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2017, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
On May 3, 2017, we acquired the nylon compounding division of Nilit Group ("Nilit"). See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, contracts, antitrust, intellectual property, workers' compensation, chemical exposure, asbestos exposure, trade compliance, prior acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2016 Form 10-K other than those disclosed in Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2016 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended June 30, 2017 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
April 1-30, 2017	649,465	$89.18	646,603	$342,000,000
May 1-31, 2017	990,926	$86.36	990,926	$256,000,000
June 1-30, 2017	319,622	$91.15	313,363	$228,000,000
Total	1,960,013		1,950,892
______________________________

(1)
Includes 2,862 and 6,259 shares for April and June 2017, respectively, related to shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $2.4 billion of our Common Stock since February 2008.
See Note 13 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits(1)

Exhibit Number
Description

2.1*†
Transaction Agreement, dated of as June 18, 2017, by and among Celanese US Holdings LLC, BCP VII Jade Cayman Aggregator Ltd., BCP VII Swordfish Aggregator L.P., Acetate UTP C.V., and Lower Tier Partnership Netherlands C.V.

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

10.1
Form of 2014-2017 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 18, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule to the SEC upon request.

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	July 25, 2017

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Executive Vice President and
Chief Financial Officer

	Date:	July 25, 2017