Form 10-Q
period 2017-09-30
Celanese Corp
filed 2017-10-17
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of October 10, 2017 was 135,636,382.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2017

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In $ millions, except share and per share data)
Net sales	1,566	1,323	4,547	4,078
Cost of sales	(1,181)	(968)	(3,443)	(2,995)
Gross profit	385	355	1,104	1,083
Selling, general and administrative expenses	(112)	(81)	(291)	(232)
Amortization of intangible assets	(5)	(3)	(14)	(7)
Research and development expenses	(19)	(20)	(53)	(58)
Other (charges) gains, net	—	(3)	(58)	(12)
Foreign exchange gain (loss), net	4	(1)	—	1
Gain (loss) on disposition of businesses and assets, net	(1)	(1)	(4)	1
Operating profit (loss)	252	246	684	776
Equity in net earnings (loss) of affiliates	50	41	135	114
Interest expense	(32)	(28)	(91)	(91)
Refinancing expense	—	(4)	—	(6)
Interest income	1	—	2	1
Dividend income - cost investments	24	26	82	82
Other income (expense), net	(6)	—	(2)	(2)
Earnings (loss) from continuing operations before tax	289	281	810	874
Income tax (provision) benefit	(57)	(15)	(153)	(127)
Earnings (loss) from continuing operations	232	266	657	747
Earnings (loss) from operation of discontinued operations	(5)	(4)	(14)	(3)
Income tax (provision) benefit from discontinued operations	1	1	2	1
Earnings (loss) from discontinued operations	(4)	(3)	(12)	(2)
Net earnings (loss)	228	263	645	745
Net (earnings) loss attributable to noncontrolling interests	(2)	(1)	(5)	(5)
Net earnings (loss) attributable to Celanese Corporation	226	262	640	740
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	230	265	652	742
Earnings (loss) from discontinued operations	(4)	(3)	(12)	(2)
Net earnings (loss)	226	262	640	740
Earnings (loss) per common share - basic
Continuing operations	1.68	1.84	4.71	5.08
Discontinued operations	(0.03)	(0.02)	(0.09)	(0.01)
Net earnings (loss) - basic	1.65	1.82	4.62	5.07
Earnings (loss) per common share - diluted
Continuing operations	1.68	1.83	4.69	5.06
Discontinued operations	(0.03)	(0.02)	(0.09)	(0.01)
Net earnings (loss) - diluted	1.65	1.81	4.60	5.05
Weighted average shares - basic	136,579,077	144,005,098	138,599,330	145,959,821
Weighted average shares - diluted	136,951,923	144,601,465	138,988,321	146,585,560

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In $ millions)
Net earnings (loss)	228	263	645	745
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	(1)	1	—
Foreign currency translation	42	(8)	148	38
Gain (loss) on cash flow hedges	—	—	(1)	1
Pension and postretirement benefits	(1)	—	4	(1)
Total other comprehensive income (loss), net of tax	41	(9)	152	38
Total comprehensive income (loss), net of tax	269	254	797	783
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(1)	(5)	(5)
Comprehensive income (loss) attributable to Celanese Corporation	267	253	792	778

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017	As of December 31, 2016
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2017: $23; 2016: $18)	461	638
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2017: $8; 2016: $6; variable interest entity restricted - 2017: $5; 2016: $4)	989	801
Non-trade receivables, net	260	223
Inventories	809	720
Marketable securities, at fair value	31	30
Other assets	63	60
Total current assets	2,613	2,472
Investments in affiliates	938	852
Property, plant and equipment (net of accumulated depreciation - 2017: $2,508; 2016: $2,239; variable interest entity restricted - 2017: $706; 2016: $734)	3,706	3,577
Deferred income taxes	201	159
Other assets (variable interest entity restricted - 2017: $6; 2016: $9)	306	307
Goodwill	995	796
Intangible assets (variable interest entity restricted - 2017: $25; 2016: $26)	303	194
Total assets	9,062	8,357
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	435	118
Trade payables - third party and affiliates	695	625
Other liabilities	343	322
Income taxes payable	77	12
Total current liabilities	1,550	1,077
Long-term debt, net of unamortized deferred financing costs	2,954	2,890
Deferred income taxes	195	130
Uncertain tax positions	153	131
Benefit obligations	845	893
Other liabilities	230	215
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2017 and 2016: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2017: 168,024,095 issued and 135,636,382 outstanding; 2016: 167,611,357 issued and 140,660,447 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2017 and 2016: 0 issued and outstanding)	—	—
Treasury stock, at cost (2017: 32,387,713 shares; 2016: 26,950,910 shares)	(2,031)	(1,531)
Additional paid-in capital	171	157
Retained earnings	4,781	4,320
Accumulated other comprehensive income (loss), net	(206)	(358)
Total Celanese Corporation stockholders' equity	2,715	2,588
Noncontrolling interests	420	433
Total equity	3,135	3,021
Total liabilities and equity	9,062	8,357

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Nine Months Ended September 30, 2017
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	140,660,447	—
Stock option exercises	20,151	—
Purchases of treasury stock	(5,436,803)	—
Stock awards	392,587	—
Balance as of the end of the period	135,636,382	—
Treasury Stock
Balance as of the beginning of the period	26,950,910	(1,531)
Purchases of treasury stock, including related fees	5,436,803	(500)
Balance as of the end of the period	32,387,713	(2,031)
Additional Paid-In Capital
Balance as of the beginning of the period		157
Stock-based compensation, net of tax		13
Stock option exercises, net of tax		1
Balance as of the end of the period		171
Retained Earnings
Balance as of the beginning of the period		4,320
Cumulative effect adjustment from adoption of new accounting standard (Note 1)		(1)
Net earnings (loss) attributable to Celanese Corporation		640
Series A common stock dividends		(178)
Balance as of the end of the period		4,781
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(358)
Other comprehensive income (loss), net of tax		152
Balance as of the end of the period		(206)
Total Celanese Corporation stockholders' equity		2,715
Noncontrolling Interests
Balance as of the beginning of the period		433
Net earnings (loss) attributable to noncontrolling interests		5
(Distributions to) contributions from noncontrolling interests		(18)
Balance as of the end of the period		420
Total equity		3,135

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(In $ millions)
Operating Activities
Net earnings (loss)	645	745
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Asset impairments	—	1
Depreciation, amortization and accretion	231	223
Pension and postretirement net periodic benefit cost	(60)	(40)
Pension and postretirement contributions	(36)	(38)
Deferred income taxes, net	(5)	39
(Gain) loss on disposition of businesses and assets, net	4	1
Stock-based compensation	32	23
Undistributed earnings in unconsolidated affiliates	(19)	2
Other, net	8	11
Operating cash provided by (used in) discontinued operations	7	—
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(122)	(82)
Inventories	(14)	36
Other assets	(24)	53
Trade payables - third party and affiliates	41	16
Other liabilities	57	(50)
Net cash provided by (used in) operating activities	745	940
Investing Activities
Capital expenditures on property, plant and equipment	(180)	(186)
Acquisitions, net of cash acquired	(269)	—
Proceeds from sale of businesses and assets, net	1	8
Other, net	(9)	(14)
Net cash provided by (used in) investing activities	(457)	(192)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	224	(347)
Proceeds from short-term borrowings	150	39
Repayments of short-term borrowings	(91)	(76)
Proceeds from long-term debt	—	1,509
Repayments of long-term debt	(65)	(1,095)
Purchases of treasury stock, including related fees	(500)	(300)
Stock option exercises	1	3
Series A common stock dividends	(178)	(150)
(Distributions to) contributions from noncontrolling interests	(18)	(15)
Other, net	(19)	(35)
Net cash provided by (used in) financing activities	(496)	(467)
Exchange rate effects on cash and cash equivalents	31	4
Net increase (decrease) in cash and cash equivalents	(177)	285
Cash and cash equivalents as of beginning of period	638	967
Cash and cash equivalents as of end of period	461	1,252

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.
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
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.
The new guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adoption on its financial statements and related disclosures, but does not expect adoption will have a material impact.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.	The new guidance clarifies the presentation and classification of the components of net periodic benefit costs in the consolidated statement of operations.	January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adoption on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.	The new guidance simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.	January 1, 2020. Early adoption is permitted.
The Company adopted the new guidance during the three months ended September 30, 2017, as part of the FASB's simplification initiative. The adoption of the new guidance did not have a material impact to the Company.

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
January 1, 2019. Early adoption is permitted.
The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for manufacturing and logistics equipment, and real estate operating leases. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption, but cannot quantify these at this time. The Company plans to adopt the standard effective January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.	The new guidance updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	January 1, 2018. Early adoption is permitted.	The Company does not expect adoption will have a material impact on its financial statements and related disclosures.

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
January 1, 2018.
The Company plans to adopt the revenue guidance effective January 1, 2018, using the modified retrospective approach. The Company has substantially completed its assessment of the potential impact on its financial statements and currently does not expect the adoption to have a material impact on its financial statements and related disclosures. Further, it does not expect to change the manner or timing of recognizing revenue as a majority of its revenue transactions are recognized when product is delivered.

3. Acquisitions, Dispositions and Plant Closures
Acquisitions

•	Acetate Tow Joint Venture
On June 18, 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of The Blackstone Group L.P. (the "Blackstone Entities") to form a joint venture which combines substantially all of the operations of the Company's cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business formerly operated by Solvay S.A. and acquired by the Blackstone Entities on June 1, 2017. The Company's cellulose derivatives operations are included in the Consumer Specialties segment. The combined business will operate under a common governance structure through two separate joint ventures, each of which will be owned ultimately 70% and 30% by Celanese and the Blackstone Entities, respectively. One venture will primarily be comprised of the US operations being contributed and the other will be comprised of the remaining international operations being contributed. Closing of the transaction is subject to customary closing conditions, including: (i) waiting periods, clearances and/or approvals of the European Union and other jurisdictions requiring antitrust or similar approvals, and (ii) completion of the internal reorganization of the Company's cellulose derivatives business to facilitate the closing and operation of the joint venture post-closing. The agreement may be terminated by Celanese and/or the Blackstone Entities under certain limited circumstances, including if the closing is not consummated within one year of signing, which date may be extended by an additional 90 days, under certain circumstances. Pursuant to the terms of the agreement, once approved and upon closing, the Company is expecting to consolidate the joint venture results, subject to the Blackstone Entities' noncontrolling interest.
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
Pro forma financial information since the respective acquisition date has not been provided as the acquisition did not have a material impact on the Company's financial information. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market, or cost approach (or a combination thereof). Fair values were determined based on Level 3 inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The purchase price allocation is based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. During the nine months ended September 30, 2017, the Company made certain adjustments to its purchase price allocation to adjust taxes and working capital, which resulted in a $4 million reduction to goodwill. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.
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

During the nine months ended September 30, 2017, transaction related costs of $2 million were expensed as incurred to Selling, general and administrative expenses in the unaudited interim consolidated statements of operations. The amount of pro forma Net earnings (loss) of Nilit included in the Company's unaudited interim consolidated statement of operations was less than 1% (unaudited) of its consolidated Net earnings (loss) had the acquisition occurred as of the beginning of 2017. The amount of Nilit Net earnings (loss) consolidated by the Company since the acquisition date was not material.

•	SO.F.TER. S.p.A.
In December 2016, the Company acquired 100% of the stock of the Forli, Italy based SO.F.TER. S.p.A. ("SOFTER"), a leading thermoplastic compounder. The acquisition of SOFTER increases the Company's global engineered materials product platforms, extends the operational model, technical and industry solutions capabilities and expands project pipelines. The acquisition was accounted for as a business combination and the acquired operations are included in the Advanced Engineered Materials segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based on preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. During the nine months ended September 30, 2017, the Company made certain adjustments to its purchase price allocation to adjust property, plant and equipment, inventory and accounts receivable, which resulted in a $2 million reduction to goodwill. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Cash and cash equivalents	23	18
Trade receivables, net - third party & affiliate	10	8
Property, plant and equipment (net of accumulated depreciation - 2017: $80; 2016: $50)	706	734
Intangible assets (net of accumulated amortization - 2017: $2; 2016: $1)	25	26
Other assets	6	9
Total assets(1)	770	795

Trade payables	14	15
Other liabilities(2)	4	2
Total debt	5	5
Deferred income taxes	3	2
Total liabilities	26	24
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of September 30, 2017, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Property, plant and equipment, net	55	60

Trade payables	37	53
Current installments of long-term debt	19	10
Long-term debt	78	91
Total liabilities	134	154

Maximum exposure to loss	180	240
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

5. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 11) as follows:

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Amortized cost	31	30
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	31	30
6. Inventories

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Finished goods	539	506
Work-in-process	45	45
Raw materials and supplies	225	169
Total	809	720
7. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2016	385	225	38	148	796
Acquisitions (Note 3)	130	—	—	—	130
Exchange rate changes	37	10	2	20	69
As of September 30, 2017(1)	552	235	40	168	995
______________________________

(1)	There were $0 million of accumulated impairment losses as of September 30, 2017.
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2017 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2016	36	509	35	53	633
Acquisitions (Note 3)	—	73	9	—	82	(1)
Exchange rate changes	1	51	1	—	53
As of September 30, 2017	37	633	45	53	768
Accumulated Amortization
As of December 31, 2016	(27)	(440)	(26)	(31)	(524)
Amortization	(3)	(8)	(2)	(1)	(14)
Exchange rate changes	(1)	(39)	(1)	—	(41)
As of September 30, 2017	(31)	(487)	(29)	(32)	(579)
Net book value	6	146	16	21	189
______________________________

(1)	Represents intangible assets acquired related to Nilit (Note 3) with a weighted average amortization period of 14 years.
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2016	85
Acquisitions (Note 3)	22
Accumulated impairment losses	—
Exchange rate changes	7
As of September 30, 2017	114
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or by utilizing the relief from royalty method under the income approach annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2017 as the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying assets by a substantial margin.
The Company's trademarks and trade names have an indefinite life. For the nine months ended September 30, 2017, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2018	19
2019	17
2020	15
2021	15
2022	14

8. Current Other Liabilities

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Asset retirement obligations	17	9
Benefit obligations (Note 11)	31	31
Customer rebates	59	51
Derivatives (Note 16)	9	3
Environmental (Note 12)	17	14
Insurance	4	6
Interest	18	15
Restructuring (Note 14)	6	16
Salaries and benefits	91	97
Sales and use tax/foreign withholding tax payable	23	21
Other	68	59
Total	343	322
9. Noncurrent Other Liabilities

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Asset retirement obligations	10	20
Deferred proceeds	46	41
Deferred revenue	7	9
Environmental (Note 12)	54	50
Income taxes payable	6	6
Insurance	52	46
Other	55	43
Total	230	215
10. Debt

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	59	27
Short-term borrowings, including amounts due to affiliates(1)	75	68
Short-term SOFTER bank loans (Note 3)(2)	—	23
Revolving credit facility(3)	220	—
Accounts receivable securitization facility(4)	81	—
Total	435	118
______________________________

(1)	The weighted average interest rate was 3.0% and 3.1% as of September 30, 2017 and December 31, 2016, respectively.

(2)	The weighted average interest rate was 1.2% as of December 31, 2016.

(3)	The weighted average interest rate was 2.7% as of September 30, 2017.

(4)	The weighted average interest rate was 2.0% as of September 30, 2017.

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Long-Term Debt
Senior unsecured term loan due 2021(1)	500	500
Senior unsecured notes due 2019, interest rate of 3.250%	354	316
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	884	788
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	169	170
SOFTER bank loans due at various dates through 2021 (Note 3)(2)	—	47
Nilit bank loans due at various dates through 2026 (Note 3)(3)	12	—
Obligations under capital leases due at various dates through 2054	212	217
Subtotal	3,031	2,938
Unamortized debt issuance costs(4)	(18)	(21)
Current installments of long-term debt	(59)	(27)
Total	2,954	2,890
______________________________

(1)	The margin for borrowings under the senior unsecured term loan due 2021 was 1.5% above LIBOR at current Company credit ratings.

(2)	The weighted average interest rate was 1.6% as of December 31, 2016.

(3)	The weighted average interest rate was 1.4% as of September 30, 2017.

(4)	Related to the Company's long-term debt, excluding obligations under capital leases.
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
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of September 30, 2017
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	220
Letters of credit issued	—
Available for borrowing(2)	780
______________________________

(1)	The Company borrowed $451 million and repaid $231 million under its senior unsecured revolving credit facility during the nine months ended September 30, 2017.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR at current Company credit ratings.

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
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of September 30, 2017
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	81
Letters of credit issued	31
Available for borrowing	7
Total borrowing base	119

Maximum borrowing base(2)	120
______________________________

(1)	The Company borrowed $85 million and repaid $4 million under its Accounts Receivable Securitization Facility during the nine months ended September 30, 2017.

(2)	Outstanding accounts receivable transferred to the SPE was $153 million.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all covenants related to its debt agreements as of September 30, 2017.

11. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	1	2	—	6	1	6	—
Interest cost	27	—	28	1	80	1	84	2
Expected return on plan assets	(50)	—	(44)	—	(148)	—	(132)	—
Amortization of prior service cost (credit), net	—	—	—	(1)	—	(1)	—	(3)
Special termination benefit	—	—	—	—	1	—	3	—
Total	(21)	1	(14)	—	(61)	1	(39)	(1)
Benefit obligation funding is as follows:

	As of September 30, 2017	Total Expected 2017
	(In $ millions)
Cash contributions to defined benefit pension plans	17	20
Benefit payments to nonqualified pension plans	16	22
Benefit payments to other postretirement benefit plans	3	4
Cash contributions to German multiemployer defined benefit pension plans(1)	5	7
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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

The components of environmental remediation reserves are as follows:

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Demerger obligations (Note 18)	30	18
Divestiture obligations (Note 18)	15	16
Active sites	14	16
US Superfund sites	10	11
Other environmental remediation reserves	2	3
Total	71	64
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 18). Certain of these sites, at which the Company maintains continuing involvement, were and continue to be designated as discontinued operations when closed. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
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
One such site is the Diamond Alkali Superfund Site, which is comprised of a number of sub-sites, including the Lower Passaic River Study Area, which is the lower 17-mile stretch of the Passaic River ("Lower Passaic River Site"), and the Newark Bay Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Lower Passaic River Site to identify the levels of contaminants and potential cleanup actions, including the potential migration of contaminants between the Lower Passaic River Site and the Newark Bay Area. Work on the RI/FS is ongoing, with a goal to complete it in 2018.
In March 2016, the EPA issued its final Record of Decision concerning the remediation of the lower 8.3 miles of the Lower Passaic River Site ("Lower 8.3 Miles"). Pursuant to the EPA's Record of Decision, the Lower 8.3 Miles must be dredged bank to bank and an engineered cap must be installed at an EPA estimated cost of approximately $1.4 billion. The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the primary contaminants of concern to the Passaic River. The Company is vigorously defending this matter and currently believes that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site, estimated at less than 1%, will not be material to the Company's results of operations, cash flows or financial position.
13. Stockholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Series A common stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2016	20	0.36	1.44	May 2016
April 2017	28	0.46	1.84	May 2017
Treasury Stock

	Nine Months Ended September 30,		Total From February 2008 Through September 30, 2017
	2017	2016
Shares repurchased	5,436,803	4,360,617	39,779,019
Average purchase price per share	$91.97	$68.80	$58.71
Shares repurchased (in $ millions)	$500	$300	$2,335
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)(1)	$1,500	$—	$3,866
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
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	(1)	—	(1)
Foreign currency translation	44	(2)	42	(2)	(6)	(8)
Gain (loss) on cash flow hedges	—	—	—	—	—	—
Pension and postretirement benefits	(1)	—	(1)	—	—	—
Total	43	(2)	41	(3)	(6)	(9)

	Nine Months Ended September 30,
	2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	1	—	1	—	—	—
Foreign currency translation	143	5	148	51	(13)	38
Gain (loss) on cash flow hedges	(1)	—	(1)	1	—	1
Pension and postretirement benefits	4	—	4	(1)	—	(1)
Total	147	5	152	51	(13)	38
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 5)	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 16)	Pension and Postretirement Benefits (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2016	1	(350)	3	(12)	(358)
Other comprehensive income (loss) before reclassifications	1	143	1	5	150
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	(1)	(3)
Income tax (provision) benefit	—	5	—	—	5
As of September 30, 2017	2	(202)	2	(8)	(206)
14. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
	(In $ millions)
Employee termination benefits	—	(3)	(4)	(1)	(11)
InfraServ ownership change	—	—	(4)		—
Asset impairments	—	—	—		(1)
Other plant/office closures	—	—	(50)		—
Total	—	(3)	(58)		(12)
______________________________

(1)	Includes $1 million of special termination benefits included in Benefit obligations in the unaudited consolidated balance sheets.
During the nine months ended September 30, 2017 and 2016, the Company recorded $4 million and $11 million, respectively, of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
A partner in the Company's InfraServ equity affiliate investments exercised an option right, which is currently being disputed, to purchase additional ownership interests in the InfraServ entities from the Company. The purchase of these interests will reduce the Company's ownership interests in InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG from 39% and 27%, to 30% and 22%, respectively. Accordingly, during the nine months ended September 30, 2017, the Company reduced the carrying value of these investments by $4 million. In addition, the Company has reserved certain amounts for dividends received from the investments since the exercise notification was received. The Company's InfraServ investments are primarily owned by entities included in the Other Activities segment.

During the nine months ended September 30, 2017, the Company provided notice of termination of a contract with a key raw materials supplier at its ethanol production unit in Nanjing, China. As a result, the Company recorded an estimated $50 million of plant/office closure costs primarily consisting of a $24 million contract termination charge and an $18 million reduction to its non-income tax receivable. The Nanjing, China ethanol production unit is included in the Company's Acetyl Intermediates segment.
The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2016	1	9	2	1	3	16
Additions	1	2	—	—	1	4
Cash payments	(1)	(2)	(1)	—	(3)	(7)
Other changes	—	(8)	—	—	(1)	(9)
Exchange rate changes	—	—	—	—	—	—
As of September 30, 2017	1	1	1	1	—	4
Other Plant/Office Closures
As of December 31, 2016	—	—	—	—	—	—
Additions	—	—	—	29	—	29
Cash payments	—	—	—	(24)	—	(24)
Other changes	—	—	—	(3)	—	(3)
Exchange rate changes	—	—	—	—	—	—
As of September 30, 2017	—	—	—	2	—	2
Total	1	1	1	3	—	6
15. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In percentages)
Effective income tax rate	20	5	19	15
The higher effective income tax rate for the three and nine months ended September 30, 2017 compared to the same period in 2016 is primarily due to a release of $52 million in tax positions during 2016 due to audit settlements in the US and Germany and current year foreign exchange differences in certain jurisdictions where the functional currency differs from the local currency.
For the nine months ended September 30, 2017, the Company's uncertain tax positions increased $24 million, primarily due to the Nilit acquisition (Note 3) and foreign exchange fluctuations.
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
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of September 30, 2017	As of December 31, 2016
	(In € millions)
Total	750	850
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Total	797	508
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2017	2016	2017	2016
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	—	—	1	—	Cost of sales
Foreign currency forwards	—	—	(1)	—	Cost of sales
Total	—	—	—	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	(30)	1	—	—	N/A
Total	(30)	1	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	(1)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	—	(1)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2017	2016	2017	2016
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	1	1	3	—	Cost of sales
Foreign currency forwards	(1)	—	(1)	—	Cost of sales
Total	—	1	2	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	(99)	2	—	—	N/A
Total	(99)	2	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(2)	12	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(2)	12
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Derivative Assets
Gross amount recognized	8	14
Gross amount offset in the consolidated balance sheets	2	4
Net amount presented in the consolidated balance sheets	6	10
Gross amount not offset in the consolidated balance sheets	2	2
Net amount	4	8

	As of September 30, 2017	As of December 31, 2016
	(In $ millions)
Derivative Liabilities
Gross amount recognized	11	7
Gross amount offset in the consolidated balance sheets	2	4
Net amount presented in the consolidated balance sheets	9	3
Gross amount not offset in the consolidated balance sheets	2	2
Net amount	7	1

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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of September 30, 2017
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	2	2	Current Other assets
Commodity swaps	—	1	1	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	3	3	Current Other assets
Total assets	—	6	6
Derivatives Designated as Cash Flow Hedges
Foreign currency forwards	—	(9)	(9)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	Current Other liabilities
Total liabilities	—	(9)	(9)
As of December 31, 2016
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	5	5	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	5	5	Current Other assets
Total assets	—	10	10
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2017
Cost investments	159	—	—	—
Insurance contracts in nonqualified trusts	46	46	—	46
Long-term debt, including current installments of long-term debt	3,031	2,934	212	3,146
As of December 31, 2016
Cost investments	155	—	—	—
Insurance contracts in nonqualified trusts	49	49	—	49
Long-term debt, including current installments of long-term debt	2,938	2,826	217	3,043
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
As of September 30, 2017, and December 31, 2016, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2017, are $78 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.

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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $125 million as of September 30, 2017. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2017, the Company had unconditional purchase obligations of $1.7 billion, which extend through 2036.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, commercial contracts, employment, antitrust or competition compliance, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe the outcomes from these matters would be material to the Company's results of operations, cash flows or financial position.
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

19. Segment Information

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended September 30, 2017
Net sales	543	187	264	(1)	684	(1)	—	(112)	1,566
Other (charges) gains, net (Note 14)	—	—	—		—		—	—	—
Operating profit (loss)	97	53	20		128		(46)	—	252
Equity in net earnings (loss) of affiliates	45	2	—		1		2	—	50
Depreciation and amortization	29	11	10		26		4	—	80
Capital expenditures	18	10	6		36		4	—	74	(2)
	Three Months Ended September 30, 2016
Net sales	365	225	245	(1)	589	(1)	—	(101)	1,323
Other (charges) gains, net (Note 14)	—	(1)	—		(1)		(1)	—	(3)
Operating profit (loss)	93	68	25		83		(23)	—	246
Equity in net earnings (loss) of affiliates	33	1	—		1		6	—	41
Depreciation and amortization	22	12	9		27		2	—	72
Capital expenditures	14	11	15		17		3	—	60	(2)
______________________________

(1)
Net sales for Acetyl Intermediates and Industrial Specialties include intersegment sales of $111 million and $1 million, respectively, for the three months ended September 30, 2017 and $100 million and $1 million, respectively, for the three months ended September 30, 2016.

(2)	Includes an increase in accrued capital expenditures of $10 million and $2 million for the three months ended September 30, 2017 and 2016, respectively.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2017
Net sales	1,546	598	771	(1)	1,952	(1)	—	(320)	4,547
Other (charges) gains, net (Note 14)	(2)	(2)	—		(50)		(4)	—	(58)
Operating profit (loss)	292	170	71		264		(113)	—	684
Equity in net earnings (loss) of affiliates	125	3	—		4		3	—	135
Depreciation and amortization	79	33	28		78		8	—	226
Capital expenditures	41	24	16		84		8	—	173	(2)
	As of September 30, 2017
Goodwill and intangible assets, net	796	255	47		200		—	—	1,298
Total assets	3,597	1,318	829		2,707		611	—	9,062
	Nine Months Ended September 30, 2016
Net sales	1,080	704	760	(1)	1,844	(1)	—	(310)	4,078
Other (charges) gains, net (Note 14)	(2)	(1)	(3)		(2)		(4)	—	(12)
Operating profit (loss)	263	226	85		274		(73)	1	776
Equity in net earnings (loss) of affiliates	91	2	—		4		17	—	114
Depreciation and amortization	71	34	25		81		7	—	218
Capital expenditures	52	29	45		40		8	—	174	(2)
	As of December 31, 2016
Goodwill and intangible assets, net	517	244	46		183		—	—	990
Total assets	2,792	1,324	758		2,440		1,043	—	8,357
______________________________

(1)
Net sales for Acetyl Intermediates and Industrial Specialties include intersegment sales of $317 million and $3 million, respectively, for the nine months ended September 30, 2017 and $308 million and $2 million, respectively, for the nine months ended September 30, 2016.

(2)	Includes a decrease in accrued capital expenditures of $7 million and $12 million for the nine months ended September 30, 2017 and 2016, respectively.
20. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	230	265	652	742
Earnings (loss) from discontinued operations	(4)	(3)	(12)	(2)
Net earnings (loss)	226	262	640	740

Weighted average shares - basic	136,579,077	144,005,098	138,599,330	145,959,821
Incremental shares attributable to equity awards	372,846	596,367	388,991	625,739
Weighted average shares - diluted	136,951,923	144,601,465	138,988,321	146,585,560
During the three and nine months ended September 30, 2017 and 2016, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.

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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	527	1,314	(275)	1,566
Cost of sales	—	—	(405)	(1,042)	266	(1,181)
Gross profit	—	—	122	272	(9)	385
Selling, general and administrative expenses	—	—	(36)	(76)	—	(112)
Amortization of intangible assets	—	—	(1)	(4)	—	(5)
Research and development expenses	—	—	(9)	(10)	—	(19)
Other (charges) gains, net	—	—	—	—	—	—
Foreign exchange gain (loss), net	—	—	—	4	—	4
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	1	—	(1)
Operating profit (loss)	—	—	74	187	(9)	252
Equity in net earnings (loss) of affiliates	226	233	175	45	(629)	50
Interest expense	—	(5)	(28)	(8)	9	(32)
Refinancing expense	—	—	—	—	—	—
Interest income	—	7	1	2	(9)	1
Dividend income - cost investments	—	—	—	26	(2)	24
Other income (expense), net	—	(2)	—	(4)	—	(6)
Earnings (loss) from continuing operations before tax	226	233	222	248	(640)	289
Income tax (provision) benefit	—	(7)	(68)	17	1	(57)
Earnings (loss) from continuing operations	226	226	154	265	(639)	232
Earnings (loss) from operation of discontinued operations	—	—	—	(5)	—	(5)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	—	(4)	—	(4)
Net earnings (loss)	226	226	154	261	(639)	228
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	226	226	154	259	(639)	226

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	544	1,052	(273)	1,323
Cost of sales	—	—	(414)	(824)	270	(968)
Gross profit	—	—	130	228	(3)	355
Selling, general and administrative expenses	—	—	(19)	(62)	—	(81)
Amortization of intangible assets	—	—	(1)	(2)	—	(3)
Research and development expenses	—	—	(8)	(12)	—	(20)
Other (charges) gains, net	—	—	—	(3)	—	(3)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	2	—	(1)
Operating profit (loss)	—	—	99	150	(3)	246
Equity in net earnings (loss) of affiliates	262	250	169	36	(676)	41
Interest expense	—	(5)	(20)	(7)	4	(28)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	3	—	1	(4)	—
Dividend income - cost investments	—	—	—	26	—	26
Other income (expense), net	—	—	1	(1)	—	—
Earnings (loss) from continuing operations before tax	262	244	249	205	(679)	281
Income tax (provision) benefit	—	18	(23)	(11)	1	(15)
Earnings (loss) from continuing operations	262	262	226	194	(678)	266
Earnings (loss) from operation of discontinued operations	—	—	(2)	(2)	—	(4)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(2)	(1)	—	(3)
Net earnings (loss)	262	262	224	193	(678)	263
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	262	262	224	192	(678)	262

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,679	3,713	(845)	4,547
Cost of sales	—	—	(1,305)	(2,974)	836	(3,443)
Gross profit	—	—	374	739	(9)	1,104
Selling, general and administrative expenses	—	—	(78)	(213)	—	(291)
Amortization of intangible assets	—	—	(3)	(11)	—	(14)
Research and development expenses	—	—	(23)	(30)	—	(53)
Other (charges) gains, net	—	—	(7)	(51)	—	(58)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(6)	2	—	(4)
Operating profit (loss)	—	—	257	436	(9)	684
Equity in net earnings (loss) of affiliates	640	640	439	122	(1,706)	135
Interest expense	—	(17)	(75)	(23)	24	(91)
Refinancing expense	—	—	—	—	—	—
Interest income	—	19	3	4	(24)	2
Dividend income - cost investments	—	—	—	85	(3)	82
Other income (expense), net	—	(3)	1	—	—	(2)
Earnings (loss) from continuing operations before tax	640	639	625	624	(1,718)	810
Income tax (provision) benefit	—	1	(139)	(16)	1	(153)
Earnings (loss) from continuing operations	640	640	486	608	(1,717)	657
Earnings (loss) from operation of discontinued operations	—	—	—	(14)	—	(14)
Income tax (provision) benefit from discontinued operations	—	—	—	2	—	2
Earnings (loss) from discontinued operations	—	—	—	(12)	—	(12)
Net earnings (loss)	640	640	486	596	(1,717)	645
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net earnings (loss) attributable to Celanese Corporation	640	640	486	591	(1,717)	640

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,663	3,264	(849)	4,078
Cost of sales	—	—	(1,270)	(2,580)	855	(2,995)
Gross profit	—	—	393	684	6	1,083
Selling, general and administrative expenses	—	—	(41)	(191)	—	(232)
Amortization of intangible assets	—	—	(3)	(4)	—	(7)
Research and development expenses	—	—	(24)	(34)	—	(58)
Other (charges) gains, net	—	—	(1)	(11)	—	(12)
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(6)	7	—	1
Operating profit (loss)	—	—	318	452	6	776
Equity in net earnings (loss) of affiliates	740	742	472	107	(1,947)	114
Interest expense	—	(11)	(71)	(21)	12	(91)
Refinancing expense	—	(4)	(2)	—	—	(6)
Interest income	—	7	2	4	(12)	1
Dividend income - cost investments	—	—	—	82	—	82
Other income (expense), net	—	(1)	1	(2)	—	(2)
Earnings (loss) from continuing operations before tax	740	733	720	622	(1,941)	874
Income tax (provision) benefit	—	7	(63)	(70)	(1)	(127)
Earnings (loss) from continuing operations	740	740	657	552	(1,942)	747
Earnings (loss) from operation of discontinued operations	—	—	(2)	(1)	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	740	740	655	552	(1,942)	745
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net earnings (loss) attributable to Celanese Corporation	740	740	655	547	(1,942)	740

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	226	226	154	261	(639)	228
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	42	42	65	74	(181)	42
Gain (loss) on cash flow hedges	—	—	—	—	—	—
Pension and postretirement benefits	(1)	(1)	(1)	—	2	(1)
Total other comprehensive income (loss), net of tax	41	41	64	74	(179)	41
Total comprehensive income (loss), net of tax	267	267	218	335	(818)	269
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	267	267	218	333	(818)	267

	Three Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	262	262	224	193	(678)	263
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	—	(1)	2	(1)
Foreign currency translation	(8)	(8)	(8)	(4)	20	(8)
Gain (loss) on cash flow hedges	—	—	—	—	—	—
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(9)	(9)	(8)	(5)	22	(9)
Total comprehensive income (loss), net of tax	253	253	216	188	(656)	254
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	253	253	216	187	(656)	253

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	640	640	486	596	(1,717)	645
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation	148	148	191	232	(571)	148
Gain (loss) on cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits	4	4	3	6	(13)	4
Total other comprehensive income (loss), net of tax	152	152	194	238	(584)	152
Total comprehensive income (loss), net of tax	792	792	680	834	(2,301)	797
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive income (loss) attributable to Celanese Corporation	792	792	680	829	(2,301)	792

	Nine Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	740	740	655	552	(1,942)	745
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	38	38	28	54	(120)	38
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Pension and postretirement benefits	(1)	(1)	(1)	1	1	(1)
Total other comprehensive income (loss), net of tax	38	38	28	56	(122)	38
Total comprehensive income (loss), net of tax	778	778	683	608	(2,064)	783
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive income (loss) attributable to Celanese Corporation	778	778	683	603	(2,064)	778

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of September 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	5	70	386	—	461
Trade receivables - third party and affiliates	—	—	134	1,004	(149)	989
Non-trade receivables, net	40	513	230	412	(935)	260
Inventories, net	—	—	246	616	(53)	809
Marketable securities, at fair value	—	—	31	—	—	31
Other assets	—	51	14	104	(106)	63
Total current assets	40	569	725	2,522	(1,243)	2,613
Investments in affiliates	2,675	4,317	3,977	826	(10,857)	938
Property, plant and equipment, net	—	—	1,106	2,600	—	3,706
Deferred income taxes	—	2	103	98	(2)	201
Other assets	—	878	120	169	(861)	306
Goodwill	—	—	314	681	—	995
Intangible assets, net	—	—	49	254	—	303
Total assets	2,715	5,766	6,394	7,150	(12,963)	9,062
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	245	138	307	(255)	435
Trade payables - third party and affiliates	—	—	261	583	(149)	695
Other liabilities	—	82	241	285	(265)	343
Income taxes payable	—	—	574	24	(521)	77
Total current liabilities	—	327	1,214	1,199	(1,190)	1,550
Noncurrent Liabilities
Long-term debt	—	2,764	899	159	(868)	2,954
Deferred income taxes	—	—	16	181	(2)	195
Uncertain tax positions	—	—	7	148	(2)	153
Benefit obligations	—	—	558	287	—	845
Other liabilities	—	—	58	172	—	230
Total noncurrent liabilities	—	2,764	1,538	947	(872)	4,377
Total Celanese Corporation stockholders' equity	2,715	2,675	3,642	4,584	(10,901)	2,715
Noncontrolling interests	—	—	—	420	—	420
Total equity	2,715	2,675	3,642	5,004	(10,901)	3,135
Total liabilities and equity	2,715	5,766	6,394	7,150	(12,963)	9,062

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	51	587	—	638
Trade receivables - third party and affiliates	—	—	107	819	(125)	801
Non-trade receivables, net	40	499	249	308	(873)	223
Inventories, net	—	—	239	526	(45)	720
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	42	25	76	(83)	60
Total current assets	40	541	701	2,316	(1,126)	2,472
Investments in affiliates	2,548	4,029	3,655	752	(10,132)	852
Property, plant and equipment, net	—	—	1,049	2,528	—	3,577
Deferred income taxes	—	—	91	86	(18)	159
Other assets	—	705	133	156	(687)	307
Goodwill	—	—	314	482	—	796
Intangible assets, net	—	—	48	146	—	194
Total assets	2,588	5,275	5,991	6,466	(11,963)	8,357
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	6	133	250	(271)	118
Trade payables - third party and affiliates	—	—	226	524	(125)	625
Other liabilities	—	58	167	262	(165)	322
Income taxes payable	—	—	454	75	(517)	12
Total current liabilities	—	64	980	1,111	(1,078)	1,077
Noncurrent Liabilities
Long-term debt	—	2,647	727	210	(694)	2,890
Deferred income taxes	—	16	—	132	(18)	130
Uncertain tax positions	—	—	3	130	(2)	131
Benefit obligations	—	—	636	257	—	893
Other liabilities	—	—	74	142	(1)	215
Total noncurrent liabilities	—	2,663	1,440	871	(715)	4,259
Total Celanese Corporation stockholders' equity	2,588	2,548	3,571	4,051	(10,170)	2,588
Noncontrolling interests	—	—	—	433	—	433
Total equity	2,588	2,548	3,571	4,484	(10,170)	3,021
Total liabilities and equity	2,588	5,275	5,991	6,466	(11,963)	8,357

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	677	623	571	403	(1,529)	745
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(122)	(58)	—	(180)
Acquisitions, net of cash acquired	—	(11)	(12)	(265)	19	(269)
Proceeds from sale of businesses and assets, net	—	—	—	20	(19)	1
Return of capital from subsidiary	—	—	18	—	(18)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(174)	(25)	—	199	—
Other, net	—	—	(1)	(8)	—	(9)
Net cash provided by (used in) investing activities	—	(185)	(142)	(311)	181	(457)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	245	5	(1)	(25)	224
Proceeds from short-term borrowings	—	—	—	150	—	150
Repayments of short-term borrowings	—	—	—	(91)	—	(91)
Proceeds from long-term debt	—	—	174	—	(174)	—
Repayments of long-term debt	—	—	(1)	(64)	—	(65)
Purchases of treasury stock, including related fees	(500)	—	—	—	—	(500)
Dividends to parent	—	(678)	(571)	(280)	1,529	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	1
Series A common stock dividends	(178)	—	—	—	—	(178)
Return of capital to parent	—	—	—	(18)	18	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(18)	—	(18)
Other, net	—	—	(17)	(2)	—	(19)
Net cash provided by (used in) financing activities	(677)	(433)	(410)	(324)	1,348	(496)
Exchange rate effects on cash and cash equivalents	—	—	—	31	—	31
Net increase (decrease) in cash and cash equivalents	—	5	19	(201)	—	(177)
Cash and cash equivalents as of beginning of period	—	—	51	587	—	638
Cash and cash equivalents as of end of period	—	5	70	386	—	461

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	447	437	299	602	(845)	940
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(100)	(86)	—	(186)
Acquisitions, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of businesses and assets, net	—	—	1	7	—	8
Return of capital from subsidiary	—	145	750	—	(895)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(283)	(9)	90	202	—
Other, net	—	—	(9)	(5)	—	(14)
Net cash provided by (used in) investing activities	—	(138)	633	6	(693)	(192)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(344)	6	—	(9)	(347)
Proceeds from short-term borrowings	—	—	—	39	—	39
Repayments of short-term borrowings	—	—	—	(76)	—	(76)
Proceeds from long-term debt	—	1,589	746	—	(826)	1,509
Repayments of long-term debt	—	(1,082)	(635)	(11)	633	(1,095)
Purchases of treasury stock, including related fees	(300)	—	—	—	—	(300)
Dividends to parent	—	(447)	(398)	—	845	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(150)	—	—	—	—	(150)
Return of capital to parent	—	—	—	(895)	895	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(15)	—	(15)
Other, net	—	(13)	(20)	(2)	—	(35)
Net cash provided by (used in) financing activities	(447)	(297)	(301)	(960)	1,538	(467)
Exchange rate effects on cash and cash equivalents	—	—	—	4	—	4
Net increase (decrease) in cash and cash equivalents	—	2	631	(348)	—	285
Cash and cash equivalents as of beginning of period	—	—	21	946	—	967
Cash and cash equivalents as of end of period	—	2	652	598	—	1,252

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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,566	1,323	243	4,547	4,078	469
Gross profit	385	355	30	1,104	1,083	21
Selling, general and administrative ("SG&A") expenses	(112)	(81)	(31)	(291)	(232)	(59)
Other (charges) gains, net	—	(3)	3	(58)	(12)	(46)
Operating profit (loss)	252	246	6	684	776	(92)
Equity in net earnings of affiliates	50	41	9	135	114	21
Interest expense	(32)	(28)	(4)	(91)	(91)	—
Refinancing expense	—	(4)	4	—	(6)	6
Dividend income - cost investments	24	26	(2)	82	82	—
Earnings (loss) from continuing operations before tax	289	281	8	810	874	(64)
Earnings (loss) from continuing operations	232	266	(34)	657	747	(90)
Earnings (loss) from discontinued operations	(4)	(3)	(1)	(12)	(2)	(10)
Net earnings (loss)	228	263	(35)	645	745	(100)
Net earnings (loss) attributable to Celanese Corporation	226	262	(36)	640	740	(100)
Other Data
Depreciation and amortization	80	72	8	226	218	8
SG&A expenses as a percentage of Net sales	7.2%	6.1%		6.4%	5.7%
Operating margin(1)	16.1%	18.6%		15.0%	19.0%
Other (charges) gains, net
Employee termination benefits	—	(3)	3	(4)	(11)	7
InfraServ ownership change	—	—	—	(4)	—	(4)
Asset impairments	—	—	—	—	(1)	1
Other plant/office closures	—	—	—	(50)	—	(50)
Total Other (charges) gains, net	—	(3)	3	(58)	(12)	(46)
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2017	As of December 31, 2016
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	461	638

Short-term borrowings and current installments of long-term debt - third party and affiliates	435	118
Long-term debt, net of unamortized deferred financing costs	2,954	2,890
Total debt	3,389	3,008

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	49	(2)	2	—	49
Consumer Specialties	(10)	(8)	1	—	(17)
Industrial Specialties	2	4	2	—	8
Acetyl Intermediates	(1)	16	1	—	16
Total Company	11	6	2	(1)	18
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Advanced Engineered Materials	45	(2)	—	—	43
Consumer Specialties	(7)	(8)	—	—	(15)
Industrial Specialties	1	1	(1)	—	1
Acetyl Intermediates	(6)	12	—	—	6
Total Company	8	4	—	—	12
Consolidated Results
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net sales increased $243 million, or 18.4%, for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•
higher volume in our Advanced Engineered Materials segment, primarily related to Net sales generated from SO.F.TER. S.p.A. ("SOFTER") and from the nylon compounding division of Nilit Group ("Nilit"), that we acquired on May 3, 2017. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information; and

•	higher pricing for most of our products in our Acetyl Intermediates segment;
partially offset by:

•	lower acetate tow pricing and volume in our Consumer Specialties segment.
Operating profit increased $6 million, or 2.4%, for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales;
partially offset by:

•	higher raw material costs, primarily in our Acetyl Intermediates segment; and

•	higher plant spending of $36 million in our Advanced Engineered Materials segment, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incur ongoing plant spending.

During August and September 2017, production was temporarily halted at our plants in Bishop, Texas; Bay City, Texas; and Clear Lake, Texas due to Hurricane Harvey, resulting in lost sales opportunities. Certain fixed overhead, clean-up and restart costs, which were recorded to Cost of sales, negatively impacted operating profit in our Advanced Engineered Materials and Acetyl Intermediates segments by approximately $11 million in total during the three months ended September 30, 2017. The sites are now operational, and we do not believe this event will have a significant financial impact on any of our reporting units beyond the expected short-term impact. There was no significant asset damage at our facilities as a result of Hurricane Harvey during the three months ended September 30, 2017.
Our effective income tax rate for the three months ended September 30, 2017 was 20% compared to 5% for the same period in 2016. The higher effective income tax rate for the three months ended September 30, 2017 is primarily due to a release of $52 million in tax positions during 2016 due to audit settlements in the US and Germany and current year foreign exchange differences in certain jurisdictions where the functional currency differs from the local currency.
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
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net sales increased $469 million, or 11.5%, for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•
higher volume in our Advanced Engineered Materials segment, primarily related to Net sales generated from SOFTER and from Nilit, as well as within our base business, which was driven by new project launches and pipeline growth globally; and

•	higher pricing for most of our products in our Acetyl Intermediates segment;
partially offset by:

•	lower acetate tow pricing and volume in our Consumer Specialties segment; and

•	lower volume for ethanol in our Acetyl Intermediates segment.
Operating profit decreased $92 million, or 11.9%, for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher raw material costs, primarily in our Acetyl Intermediates segment;

•
higher plant spending of $96 million in our Advanced Engineered Materials segment, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incur ongoing plant spending; and

•
an unfavorable impact of $48 million to Other (charges) gains, net in our Acetyl Intermediates segment. During the nine months ended September 30, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $24 million contract termination charge and an $18 million reduction to our non-income tax receivable. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	an increase in Net sales.
Our effective income tax rate for the nine months ended September 30, 2017 was 19% compared to 15% for the same period in 2016. The higher effective income tax rate for the nine months ended September 30, 2017 is primarily due to a release of $52 million in tax positions during 2016 due to audit settlements in the US and Germany and current year foreign exchange differences in certain jurisdictions where the functional currency differs from the local currency.
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
Business Segments
Advanced Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	543	365	178	48.8%	1,546	1,080	466	43.1%
Net Sales Variance
Volume	49%				45%
Price	(2)%				(2)%
Currency	2%				—%
Other	—%				—%
Other (charges) gains, net	—	—	—	—%	(2)	(2)	—	—%
Operating profit (loss)	97	93	4	4.3%	292	263	29	11.0%
Operating margin	17.9%	25.5%			18.9%	24.4%
Equity in net earnings (loss) of affiliates	45	33	12	36.4%	125	91	34	37.4%
Depreciation and amortization	29	22	7	31.8%	79	71	8	11.3%
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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net sales increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher volume primarily due to Net sales generated from SOFTER and from Nilit, which represents approximately three-fourths of the increase in volume; and

•	higher volume within our base business driven by new project launches and pipeline growth, which represents the remainder of the volume growth.
Operating profit increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales;
partially offset by:

•	higher plant spending of $36 million, primarily related to our acquisitions of SOFTER and Nilit in December 2016 and May 2017, respectively, as these acquired businesses incur ongoing plant spending;

•	higher energy and raw material costs, primarily related to methanol; and

•	higher depreciation and amortization expense, primarily related to our acquisitions of SOFTER and Nilit.
Equity in net earnings (loss) of affiliates increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•
an increase in equity investment in earnings of $5 million and $4 million from our Polyplastics Co., Ltd. ("Polyplastics") and Ibn Sina strategic affiliates, respectively, as a result of higher demand at Polyplastics and higher pricing and timing of turnaround activity at Ibn Sina.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net sales increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher volume primarily due to Net sales generated from SOFTER and from Nilit, which represents approximately two-thirds of the increase in volume; and

•	higher volume within our base business driven by new project launches and pipeline growth globally, which represents the remainder of the volume growth;
partially offset by:

•	lower pricing for most of our products due to customer and regional mix.
Operating profit increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales;
partially offset by:

•	higher plant spending of $96 million, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incur ongoing plant spending;

•	higher energy and raw material costs, primarily related to methanol; and

•	higher depreciation and amortization expense, primarily related to our acquisitions of SOFTER and Nilit.
Equity in net earnings (loss) of affiliates increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•
an increase in equity investment in earnings of $12 million and $10 million from our Ibn Sina and Polyplastics strategic affiliates, respectively, as a result of higher pricing and timing of turnaround activity at Ibn Sina and higher demand at Polyplastics.

Consumer Specialties

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	187	225	(38)	(16.9)%	598	704	(106)	(15.1)%
Net Sales Variance
Volume	(10)%				(7)%
Price	(8)%				(8)%
Currency	1%				—%
Other	—%				—%
Other (charges) gains, net	—	(1)	1	(100.0)%	(2)	(1)	(1)	100.0%
Operating profit (loss)	53	68	(15)	(22.1)%	170	226	(56)	(24.8)%
Operating margin	28.3%	30.2%			28.4%	32.1%
Equity in net earnings (loss) of affiliates	2	1	1	100.0%	3	2	1	50.0%
Dividend income - cost investments	24	26	(2)	(7.7)%	81	81	—	—%
Depreciation and amortization	11	12	(1)	(8.3)%	33	34	(1)	(2.9)%
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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net sales decreased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	lower acetate tow pricing and volume due to lower global industry utilization.
Operating profit decreased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	lower Net sales;
partially offset by:

•	lower spending and raw material costs of $13 million primarily related to productivity initiatives in our cellulose derivatives business.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net sales decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	lower acetate tow pricing and volume due to lower global industry utilization.

Operating profit decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	lower Net sales;
partially offset by:

•	lower spending and raw material costs of $35 million primarily related to productivity initiatives in our cellulose derivatives business.
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
Industrial Specialties

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	264	245	19	7.8%	771	760	11	1.4%
Net Sales Variance
Volume	2%				1%
Price	4%				1%
Currency	2%				(1)%
Other	—%				—%
Other (charges) gains, net	—	—	—	—%	—	(3)	3	(100.0)%
Operating profit (loss)	20	25	(5)	(20.0)%	71	85	(14)	(16.5)%
Operating margin	7.6%	10.2%			9.2%	11.2%
Depreciation and amortization	10	9	1	11.1%	28	25	3	12.0%
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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net sales increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher pricing and volume in our emulsion polymers business due to higher raw material costs for vinyl acetate monomer ("VAM") across all regions; and

•	a favorable currency impact resulting from a weak US dollar relative to the Euro.

Operating profit decreased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher spending and raw material costs of $15 million, primarily VAM;
partially offset by:

•	higher Net sales.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net sales increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher pricing and volume in our emulsion polymers business due to higher raw material costs for VAM across all regions.
Operating profit decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher spending and raw material costs of $25 million, primarily VAM;
partially offset by:

•	higher Net sales.
Acetyl Intermediates

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Net sales	684	589	95	16.1%	1,952	1,844	108	5.9%
Net Sales Variance
Volume	(1)%				(6)%
Price	16%				12%
Currency	1%				—%
Other	—%				—%
Other (charges) gains, net	—	(1)	1	(100.0)%	(50)	(2)	(48)	2,400.0%
Operating profit (loss)	128	83	45	54.2%	264	274	(10)	(3.6)%
Operating margin	18.7%	14.1%			13.5%	14.9%
Equity in net earnings (loss) of affiliates	1	1	—	—%	4	4	—	—%
Depreciation and amortization	26	27	(1)	(3.7)%	78	81	(3)	(3.7)%
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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net sales increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher pricing due to higher feedstock costs, such as methanol, which positively impacted pricing for most of our products; and

•	a favorable currency impact resulting from a weak US dollar relative to the Euro.
Operating profit increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales;
partially offset by:

•
higher raw material costs, primarily for methanol and ethylene, with methanol making up approximately one-half of the increase and ethylene making up approximately one-fourth of the increase in raw material costs.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net sales increased during the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher pricing due to higher feedstock costs, such as methanol, which positively impacted pricing for most of our products;
partially offset by:

•	lower volume for ethanol, which represents substantially all of the decrease in volume, due to the shutdown at our ethanol production unit in Nanjing, China.
Operating profit decreased during the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•
higher raw material costs, primarily for methanol, ethylene and carbon monoxide, with methanol making up approximately one-half of the increase and ethylene and carbon monoxide making up the remainder of the increase in raw material costs;

•
an unfavorable impact of $48 million to Other (charges) gains, net. During the nine months ended September 30, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded an estimated $50 million of plant/office closure costs primarily consisting of a $24 million contract termination charge and an $18 million reduction to our non-income tax receivable. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and

•	an unfavorable impact of $19 million in direct costs associated with the planned turnaround at our Clear Lake, Texas site;
mostly offset by:

•	higher Net sales; and

•	cost savings of $26 million, primarily related to productivity initiatives and a duty exception in the free trade agreement between Europe and Mexico.

Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2017	2016			2017	2016
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	—	(1)	1	(100.0)%	(4)	(4)	—	—%
Operating profit (loss)	(46)	(23)	(23)	100.0%	(113)	(73)	(40)	54.8%
Equity in net earnings (loss) of affiliates	2	6	(4)	(66.7)%	3	17	(14)	(82.4)%
Dividend income - cost investments	—	—	—	—%	1	1	—	—%
Depreciation and amortization	4	2	2	100.0%	8	7	1	14.3%
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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Operating loss increased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher functional and project spending of $17 million, primarily related to ongoing merger, acquisition and integration related costs; and

•	higher incentive compensation cost of $9 million.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Operating loss increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•	higher functional and project spending of $31 million, primarily related to ongoing merger, acquisition and integration related costs; and

•	higher incentive compensation cost of $12 million.
Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to:

•
a decrease in equity investment in earnings of $4 million for InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG associated with a reserve for dividends received from these investments since the exercise notification was received.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2017, we have $780 million available for borrowing under our senior unsecured revolving credit facility and $7 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Cash Flows
Cash and cash equivalents decreased $177 million to $461 million as of September 30, 2017 compared to December 31, 2016. As of September 30, 2017, $346 million of the $461 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the US, we will access such funds in a tax efficient manner to satisfy cash flow needs. Currently, there are no planned cash distributions that would result in incremental US taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not recorded any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $195 million to $745 million for the nine months ended September 30, 2017 compared to $940 million for the same period in 2016. Net cash provided by operating activities for the nine months ended September 30, 2017 decreased primarily due to:

•	a decrease in net earnings;

•	unfavorable trade working capital of $65 million primarily due to an increase in trade receivables related to our SOFTER and Nilit acquisitions; and

•	an increase of $21 million in cash taxes paid.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $265 million to $457 million for the nine months ended September 30, 2017 compared to $192 million for the same period in 2016, primarily due to:

•	a net cash outflow of $269 million related to the acquisition of Nilit in May 2017.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $29 million from $467 million for the nine months ended September 30, 2016 to $496 million for the nine months ended September 30, 2017, primarily due to:

•
an increase in net repayments on long-term debt of $479 million, primarily as a result of issuing €750 million in principal amount of 1.125% senior unsecured notes due September 26, 2023, which did not recur in the current year, and the repayment of SOFTER bank loans in January 2017; and

•	an increase of $200 million in share repurchases of our Common Stock;
partially offset by:

•
an increase in net borrowings on short-term debt of $667 million, primarily as a result of borrowings under our revolving credit facility and accounts receivable securitization facility during the nine months ended September 30, 2017, as well as repayments of borrowings under our senior unsecured revolving credit facility during the nine months ended September 30, 2016, which did not recur in the current year.

Debt and Other Obligations
On June 18, 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of the Blackstone Entities to form a joint venture which combines substantially all the operations of our cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business owned by the Blackstone Entities. Closing of the transaction is subject to customary closing conditions.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2017, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in a number of legal and regulatory proceedings, lawsuits and claims incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2016 Form 10-K other than those disclosed in Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2016 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2016 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended September 30, 2017 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
July 1-31, 2017	352,244	$95.54	351,310	$1,694,000,000
August 1-31, 2017	1,672,635	$97.52	1,672,635	$1,531,000,000
September 1-30, 2017	—	$—	—	$1,531,000,000
Total	2,024,879		2,023,945
______________________________

(1)	Includes 934 shares for July 2017 related to shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $3.9 billion of our Common Stock since February 2008.
See Note 13 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits(1)

Exhibit Number
Description

2.1†
Transaction Agreement, dated of as June 18, 2017, by and among Celanese US Holdings LLC, BCP VII Jade Cayman Aggregator Ltd., BCP VII Swordfish Aggregator L.P., Acetate UTP C.V., and Lower Tier Partnership Netherlands C.V. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2017).

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	October 17, 2017

By:	/s/ CHRISTOPHER W. JENSEN
Christopher W. Jensen
Executive Vice President and
Chief Financial Officer

	Date:	October 17, 2017