Form 10-K
period 2017-12-31
Celanese Corp
filed 2018-02-09
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Commission File Number) 001-32410
CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0420726 (I.R.S. Employer Identification No.)

222 West Las Colinas Blvd., Suite 900N, Irving, TX (Address of Principal Executive Offices)	75039-5421 (Zip Code)
(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Series A Common Stock, par value $0.0001 per share	New York Stock Exchange
3.250% Senior Notes due 2019	New York Stock Exchange
1.125% Senior Notes due 2023	New York Stock Exchange
1.250% Senior Notes due 2025	New York Stock Exchange
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's Series A Common Stock held by non-affiliates as of June 30, 2017 (the last business day of the registrants' most recently completed second fiscal quarter) was $13,017,711,601.
The number of outstanding shares of the registrant's Series A Common Stock, $0.0001 par value, as of February 2, 2018 was 135,817,634.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2018 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2017

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
Overview
We are a global technology and specialty materials company. We are a leading global producer of high performance engineered polymers that are used in a variety of high-value applications, as well as one of the world's largest producers of acetyl products, which are intermediate chemicals, for nearly all major industries. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including automotive, chemical additives, construction, consumer and industrial adhesives, consumer and medical, energy storage, filtration, food and beverage, paints and coatings, paper and packaging, performance industrial and textiles. Our products enjoy leading global positions due to our differentiated business models, large global production capacity, operating efficiencies, proprietary technology and competitive cost structures.
Our large and diverse global customer base primarily consists of major companies across a broad array of industries. We hold geographically balanced global positions and participate in diversified end-use applications. We combine a demonstrated track record of execution, strong performance built on differentiated business models and a clear focus on growth and value creation. Known for operational excellence, reliability and execution of our business strategies, we partner with our customers around the globe to deliver best-in-class technologies and solutions.
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
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 31 global production facilities and an additional 9 strategic affiliate production facilities. As of December 31, 2017, we employed 7,592 people worldwide.

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
In Advanced Engineered Materials we leverage our proprietary opportunity pipeline model and bolt-on acquisitions to drive growth. In Consumer Specialties we have signed an agreement with The Blackstone Group L.P. (the "Blackstone Entities") to combine our cellulose derivatives assets in a joint venture to create incremental value for customers and shareholders, as further discussed below. Materials Solutions also includes certain strategic affiliates in both business segments.
In the Acetyl Chain, we create value by dynamically optimizing our global commercial and operational choices to deliver maximum profitability. Due to our geographic breadth, our net sales are balanced across global regions. See Business Segments below and Note 26 - Segment Information in the accompanying consolidated financial statements for further information.
Business Segments
Advanced Engineered Materials

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
• Polyoxymethylene ("POM")
• Ultra-high molecular weight polyethylene ("UHMW-PE")
• Polybutylene terephthalate
    ("PBT")
• Long-fiber reinforced thermoplastics ("LFRT")
• Liquid crystal polymers ("LCP")
• Thermoplastic elastomers ("TPE")
• Nylon compounds or formulations
• Polypropylene compounds or formulations

• Automotive • Medical • Industrial • Energy storage • Consumer electronics • Appliances • Filtration equipment • Telecommunications
• BASF SE
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
• PA6 (for nylon)
• PA66 (for nylon)

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
Advanced Engineered Materials is a project-based business where growth is driven by increasing new project commercializations from the pipeline. Our project pipeline model leverages competitive advantages that include our global assets and resources, marketplace presence, broad materials portfolio and differentiated capabilities. Our global assets and resources are represented by our operations, including polymerization, compounding, research and development, and customer technology centers in all regions of the world, including Brazil, China, Germany, Italy, Japan, Mexico, South Korea, the United Kingdom and the US, along with sites associated with our four strategic affiliates in Japan, Malaysia, Saudi Arabia, South Korea and the US.

Our broad marketplace presence reflects our deep understanding of global and customer trends, including the growing global demand for more sophisticated vehicles, elevated environmental considerations, increased global connectivity, and improved health and wellness. These global trends drive a range of needed customer solutions, such as vehicle lightweighting, precise components, aesthetics and appearance, low emissions, heat resistance and low-friction for medical applications, that we are uniquely positioned to address with our materials portfolio. In addition, the opportunity pipeline process identifies a number of emerging trends early, enabling faster growth.
Our materials portfolio offers differentiated chemical and physical properties that enable them to perform in a variety of conditions. These include enduring a wide range of temperatures, resisting adverse chemical interactions and withstanding deformation. POM, PBT and LFRT are used in a broad range of performance-demanding applications, including fuel system components, automotive safety systems, consumer electronics, appliances, industrial products and medical applications. UHMW-PE is used in battery separators, industrial products, filtration equipment, coatings and medical applications. Primary end uses for LCP are electrical applications or products and consumer electronics. Thermoplastic elastomers offer unique attributes for use in automotive, appliances, consumer goods, electrical, electronic and industrial applications. Nylon compounds are used in a range of applications including automotive, consumer, electrical, electronic and industrial. These value-added applications in diverse end uses support the business' global growth objectives.
We also have several differentiated polymer technologies designed for the utility industry, the oil and gas industry, original equipment manufacturers and companies that enhance supply chain efficiency. These include composite technologies for the utility industry that deliver greater reliability, capacity and performance for utility transmission lines.
Our differentiated capabilities are highlighted in our intimate and unique customer engagement which allows us to work across the entirety of our customers' value chain. For example, in the automotive industry we work with original equipment manufacturers as well as system and tier suppliers and injection molders in numerous areas, including polymer formulation and functionality, part and structural design, mold design, color development, part testing and part processing. This broad access allows us to create a demand pull for our solutions. This business segment also includes four strategic affiliates that complement our global reach, improve our ability to capture growth opportunities in emerging economies and positions us as a leading participant in the global specialty polymers industry.
On February 1, 2018, we completed the acquisition of 100% of the ownership interests of Omni Plastics, L.L.C. and its subsidiaries ("Omni Plastics"). Omni Plastics specializes in custom compounding of various engineered thermoplastic materials. The acquisition further strengthens our global asset base by adding compounding capacity in the Americas. See Note 29 - Subsequent Events in the accompanying consolidated financial statements for further information.
On October 16, 2017, we announced plans to expand the capacity of our global compounding assets and certain product-specific manufacturing production sites to support the significant growth in our Advanced Engineered Materials segment. We expect these new production lines and expansions to add approximately 50-60kt per year in compounding capacity. We also expect the debottlenecking of existing global production lines to provide an additional 10-15kt per year capacity of compounded material production capability and an additional 10-15kt per year of capacity to LFRT production lines. We expect a new production line to add approximately 15kt of GUR® UHMW-PE product capacity. These projects are expected to be completed in the 2018 - 2019 time frame.
On May 3, 2017, we acquired the nylon compounding division of Nilit Group, an independent producer of high performance nylon, resins, fibers and compounds. We acquired the nylon compounding product portfolio, customer agreements and manufacturing, technology and commercial facilities. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.

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
UHMW-PE. Celanese is a global leader in UHMW-PE products which are sold under the trademark GUR®. They are highly engineered thermoplastics designed for a variety of industrial, consumer and medical applications. Primary applications for the material include lead acid battery separators, heavy machine components, lithium ion separator membranes, and noise and vibration dampening tapes. Several specialty grades are also produced for applications in high performance filtration equipment, ballistic fibers, thermoplastic and elastomeric additives, as well as medical implants.
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
Nylon. Our nylon products include Nylfor® A (PA 6.6), Nylfor® B (PA 6), Nilamid® (PA 6, PA 66, PPA), Frianyl® (flame retardant PA 6, PA 66, PPA compounds) and Ecomid® (recycled polyamide) and are used in automotive, appliances, industrial and consumer applications due to their mechanical properties, high impact resistance, resistance to organic solvents, high wear and fatigue resistance even at high temperatures, and easy processing and molding.
Polypropylene. Our polypropylene products include Polifor®, Litepol® and Tecnoprene® and are primarily used in automotive, appliances, electrical and consumer applications due to their high impact and fatigue resistance, exceptional rigidity at high temperatures and an ability to withstand chemical agents.

•	Geographic Regions
Net sales by destination for the Advanced Engineered Materials segment by geographic region are as follows:

	Year Ended December 31,
	2017		2016		2015
	(In $ millions, except percentages)
North America	575	28%	511	35%	496	37%
Europe and Africa	1,007	48%	564	39%	526	40%
Asia-Pacific	447	21%	332	23%	266	20%
South America	67	3%	37	3%	38	3%
Total	2,096	100%	1,444	100%	1,326	100%

•	Customers
Advanced Engineered Materials' principal customers are original equipment manufacturers and their suppliers serving the automotive, medical, industrial and consumer industries. We utilize our customer options mapping process to collaborate with our customers to identify customized solutions that leverage our broad range of polymers and technical expertise. Our engineered materials business has long-standing relationships and multi-year arrangements with many of its major customers and utilizes distribution partners to expand its customer base.
As Advanced Engineered Materials is a project-based business focused on solutions, the pricing of products in this segment is primarily based on the value-in-use and is largely independent of changes in the cost of raw materials. Therefore, in general, margins may expand or contract in response to changes in raw material costs in the short-term.
Consumer Specialties

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
Cellulose derivatives
• Acetate tow • Acetate flake	• Filtration • Films • Flexible packaging	• Daicel Corporation • Eastman Chemical Company • Mitsubishi Rayon Co., Ltd • Blackstone Rhodia	• Wood pulp • Acetic acid • Acetic anhydride
Food ingredients
• Acesulfame potassium ("Ace-K") • Potassium sorbate • Sorbic acid	• Beverages • Confections • Baked goods	• Anhui Jinhe Industry Co., Ltd. • Suzhou Hope Technology Co., Ltd. • Ajinomoto Co. Inc. • The NutraSweet Company • Tate & Lyle plc • Daicel Corporation • Nantong Acetic Acid Chemical Co., Ltd.	• Diketene (for Ace-K) For potassium sorbate and sorbic acid: • Acetic acid • Crotonaldehyde • Ethylene • Potassium hydroxide

•	Overview
The Consumer Specialties segment includes our cellulose derivatives and food ingredients businesses, which serve consumer-driven applications.
Our cellulose derivatives business is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications. We hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and acetate tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over three decades. Our cellulose derivatives business has production sites in Belgium, Mexico and the US, along with sites at our three cellulose derivatives strategic affiliates in China.
On June 18, 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of the Blackstone Entities to form a joint venture which combines substantially all of the operations of our cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business formerly operated by Solvay S.A. and acquired by the Blackstone Entities on June 1, 2017. The combined business will operate under a common governance structure through two separate joint ventures, each of which will be owned ultimately 70% and 30% by Celanese and the Blackstone Entities, respectively. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information. We have received regulatory approval in four out of six jurisdictions requiring approval, and the European Commission ("EC") has moved into its Phase II investigation of the ongoing merger review process. Under the standard review process of a Phase II investigation, we received a statement of objections from the EC. This statement of objections sets out the provisional position of the EC and does not prejudge the final outcome of the case.

Our food ingredients business is a leading global supplier of Ace-K for the food and beverage industry and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid. Similar to engineered materials, we leverage our leading project pipeline process in our food ingredients business. We have over fifty years of experience in developing and marketing specialty ingredients for the food and beverage industry and are the only western producer of Ace-K. Our food ingredients business has a production facility in Germany, with sales and distribution facilities in all major regions of the world.

•	Key Products
Acetate tow and acetate flake. Acetate tow is a fiber used primarily in cigarette filters. In order to produce acetate tow, we first produce acetate flake by processing wood pulp with acetic acid and acetic anhydride. Wood pulp generally comes from reforested trees and is purchased externally from a variety of sources, and acetic anhydride is an intermediate chemical that we produce from acetic acid in our Acetyl Intermediates segment. Acetate flake is then further processed into acetate tow.
Sales of acetate tow amounted to 10%, 14% and 14% of our consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively.
Sunett® sweetener. Ace-K, a non-nutritive high intensity sweetener sold under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® sweetener is the ideal blending partner for caloric and non-caloric sweeteners as it balances the sweetness profile. It is recognized in the food industry for its consistent product quality and reliable supply. The primary raw material for Sunett is diketene.
Food protection ingredients. Our food protection ingredients, potassium sorbate and sorbic acid, are mainly used in foods, beverages and personal care products.

•	Geographic Regions
Net sales by destination for the Consumer Specialties segment by geographic region are as follows:

	Year Ended December 31,
	2017		2016		2015
	(In $ millions, except percentages)
North America	168	22%	175	19%	183	19%
Europe and Africa	340	43%	457	49%	476	49%
Asia-Pacific	228	29%	248	27%	255	26%
South America	47	6%	49	5%	55	6%
Total(1)	783	100%	929	100%	969	100%
___________________________

(1)	Excludes intersegment sales of $2 million, $0 million and $0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•	Customers
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
The pricing of products within the cellulose derivatives and food ingredients businesses is sensitive to demand and is primarily based on the value-in-use. Many sales in these businesses are conducted under contracts with pricing for one or more years. As a result, margins may expand or contract in response to changes in raw material costs over these similar periods, and we may be unable to adjust pricing in the short to medium term due to other factors, such as the intense level of competition in the industry.

•	Competition
On November 13, 2017, we obtained a preliminary injunction against a European distributor of Ace-K, preventing the distributor from continuing to sell infringing Ace-K sweetener.
Industrial Specialties

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
Emulsion polymers
• Conventional emulsions • Vinyl acetate ethylene ("VAE") emulsions	• Paints • Coatings • Adhesives • Textiles • Paper finishing	• BASF SE • Dairen Chemical Corporation • The Dow Chemical Company • Wacker Chemie AG	• Vinyl acetate monomer ("VAM") • Ethylene • Acrylate esters • Styrene
EVA polymers
• Ethylene vinyl acetate ("EVA") resins and compounds • Low-density polyethylene resins ("LDPE")	• Flexible packaging • Lamination products • Automotive parts • Hot melt adhesives	• Arkema • E. I. du Pont de Nemours and Company • ExxonMobil Chemical	• VAM • Ethylene

•	Overview
The Industrial Specialties segment, which includes our emulsion polymers and EVA polymers businesses, is active in every major global industrial sector and serves diverse consumer end-use applications. These include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including flexible packaging, thermal laminations, wire and cable, and compounds.
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
The Industrial Specialties segment builds on our leading acetyl technology. We operate the Industrial Specialties segment as an extension of the acetyl products under the Acetyl Chain core. Our Acetyl Intermediates segment produces VAM, a primary raw material for our emulsion polymers and EVA polymers businesses. Ethylene, another key raw material, is purchased externally from a variety of sources through annual or multi-year contracts.
Our emulsion polymers business has experienced significant growth in Asia, and we have made investments to support continued growth in the region including production at our new VAE emulsions unit in Singapore, which will support growing demand for ecologically friendly materials in Southeast Asia. In addition to geographic growth, the Industrial Specialties businesses are focused on supporting our overall manufacturing footprint strategy to increase value, such as integrating our production sites to provide critical economies of scale.

•	Key Products
Our emulsion polymers business produces conventional vinyl- and acrylate-based emulsions and VAE emulsions. VAE emulsions are a key component of water-based architectural coatings, adhesives, non-wovens, textiles, glass fiber and other applications. VAE emulsions are in high demand in Europe and Asia as they enable low VOC paints, specifically in interior paints.
Our EVA polymers business produces low-density polyethylene, EVA resins and compounds. Low-density polyethylene is produced in high-pressure reactors from ethylene, while EVA resins and compounds are produced in high-pressure reactors from ethylene and VAM.

•	Geographic Regions
Net sales by destination for the Industrial Specialties segment by geographic region are as follows:

	Year Ended December 31,
	2017		2016		2015
	(In $ millions, except percentages)
North America	337	33%	337	35%	401	37%
Europe and Africa	478	47%	460	47%	485	45%
Asia-Pacific	188	18%	165	17%	180	17%
South America	16	2%	14	1%	16	1%
Total(1)	1,019	100%	976	100%	1,082	100%
___________________________

(1)	Excludes intersegment sales of $4 million, $3 million and $0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•	Customers
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
Pricing of our products within Industrial Specialties is influenced by changes in the cost of raw materials. Therefore, in general, there is a direct correlation between the cost of raw materials and our net sales for most Industrial Specialties products. This impact to pricing typically lags changes in raw material costs over months or quarters and impacts profit margins over those periods.

Acetyl Intermediates

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
• Acetic acid • VAM • Acetic anhydride • Acetaldehyde • Ethyl acetate • Formaldehyde • Butyl acetate	• Paints • Coatings • Adhesives • Lubricants • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Solvents
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
Our Acetyl Intermediates segment includes our intermediate chemistry business, which produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters, and operates under the Acetyl Chain core. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. Our intermediate chemistry business also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
We have focused in recent years on enhancing our ability to drive incremental value through our global production network and productivity initiatives as well as proactively managing the intermediate chemistry business in response to trade flows and prevailing industry trends. Our intermediate chemistry business has production sites in China, Germany, Mexico, Singapore and the US. Our Acetyl Intermediates segment is a global industry leader, with a broad acetyls product portfolio, leading technology, low cost production footprint and a global supply chain. With decades of experience, advanced proprietary process technology and favorable capital and production costs, we are a leading global producer of acetic acid and VAM. AOPlus®3 technology extends our historical technology advantage and enables us to construct a greenfield acetic acid facility with a capacity of 1.8 million metric tons at a lower capital cost than our competitors. Our VAntage®2 technology could increase VAM capacity by up to 50% to meet growing customer demand globally with minimal investment. We believe our production technology is among the lowest cost in the industry and provides us with global growth opportunities through low cost expansions and a cost advantage over our competitors.

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
Acetic acid and VAM, our basic acetyl intermediates products, leverage global supply and demand fundamentals. The principal raw materials in these products are carbon monoxide, which we generally purchase under long-term contracts, and methanol and ethylene, which we generally purchase under both annual and multi-year contracts. Generally, methanol and ethylene are commodity products available from a wide variety of sources, while carbon monoxide is typically purpose-made in close proximity.

We have a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which we own a 50% interest, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The methanol unit utilizes natural gas in the US Gulf Coast region as a feedstock. Almost all of our North American methanol needs are met from our share of the production, as well as the long-term contract we have with our joint venture partner, Mitsui.
In 2015, we announced capacity expansions for our acetic acid and VAM facilities in Clear Lake, Texas. The expansions will provide an additional 150kt of product for both facilities. The expansion at our VAM facility will make it the largest and most efficient VAM plant in the world and is expected to be commissioned at the end of 2018.
Sales from acetyl products amounted to 27%, 29% and 31% of our consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Sales from solvents and derivatives products amounted to 9%, 9% and 10% of our consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

•	Geographic Regions
Net sales by destination for the Acetyl Intermediates segment by geographic region are as follows:

	Year Ended December 31,
	2017		2016		2015
	(In $ millions, except percentages)
North America	727	32%	645	32%	588	26%
Europe and Africa	532	24%	493	24%	711	31%
Asia-Pacific	911	41%	833	41%	932	40%
South America	72	3%	69	3%	66	3%
Total(1)	2,242	100%	2,040	100%	2,297	100%
___________________________

(1)	Excludes intersegment sales of $427 million, $401 million and $447 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•	Customers
Our intermediate chemistry business sells its products both directly to customers and through distributors. Acetic acid, VAM and acetic anhydride are global businesses, and we generally supply our customers under a mix of short- and long-term agreements. Acetic acid, VAM and acetic anhydride customers produce polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers, pharmaceuticals, cellulose acetate and textiles. We have long-standing relationships with most of these customers.

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
Pricing of acetic acid, VAM and other acetyl products reflects changes in the cost of raw materials. Therefore, in general, there is a direct correlation between the cost of raw materials and our net sales for most intermediate chemistry products. This impact to pricing typically lags changes in raw material costs over months or quarters.
Other Activities
Other Activities primarily consists of corporate center costs, including administrative activities such as finance, information technology and human resource functions, interest income and expense associated with our financing activities and results of our captive insurance companies. Our two wholly-owned captive insurance companies are a key component of our global risk management program, as well as a form of self-insurance for our liability and workers compensation risks. The captive insurance companies retain risk at levels approved by management and obtain reinsurance coverage from third parties to limit the net risk retained. One of the captive insurance companies also insures certain third-party risks. Other Activities also includes the interest cost, expected return on assets and net actuarial gains and losses components of our net periodic benefit cost for our defined benefit pension plans and other postretirement plans, which are not allocated to our business segments. Ongoing merger, acquisition and integration related costs are also included in Other Activities.
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
Our strategic affiliates contribute substantial earnings and cash flows to us. During the year ended December 31, 2017, our equity method strategic affiliates generated combined sales of $2.3 billion, resulting in our recording $157 million of equity in net earnings of affiliates and $96 million of dividends.

Our strategic affiliates as of December 31, 2017 are as follows:

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
Ibn Sina has constructed a 50,000 metric ton POM production facility in Saudi Arabia. The new facility will supply POM to support Advanced Engineered Materials' future growth plans as well as our venture partners' regional business development and was declared commercially operational in the fourth quarter of 2017. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina increased from 25% to 32.5%. SABIC's economic interest will remain unchanged.
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
Cellulose derivatives strategic ventures. Our cellulose derivatives ventures within our Consumer Specialties segment generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2017, 2016 and 2015, we received cash dividends of $107 million, $107 million and $106 million, respectively.
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

Other Equity Method Investments
InfraServs. We hold indirect ownership interests in several German InfraServ Groups that own and develop industrial parks and provide on-site general and administrative support to tenants. Our ownership interest in the equity investments in InfraServ affiliates are as follows:

As of December 31, 2017
(In percentages)
InfraServ GmbH & Co. Gendorf KG(1)	39
InfraServ GmbH & Co. Hoechst KG	32
InfraServ GmbH & Co. Knapsack KG(1)	27
______________________________

(1)	See Note 29 - Subsequent Events in the accompanying consolidated financial statements for further information.
Research and Development
Our business models leverage innovation and conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications. Research and development expense was $72 million, $78 million and $119 million for the years ended December 31, 2017, 2016 and 2015, respectively. We consider the amounts spent during each of the last three fiscal years on research and development activities to be sufficient to execute our current strategic initiatives.
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
Trademarks. Amcel®, AOPlus®, Ateva®, Avicor®, Celanese®, Celanex®, Celcon®, CelFX®, Celstran®, Celvolit®, Clarifoil®, Dur-O-Set®, Ecomid®, EcoVAE®, Forflex®, Forprene®, FRIANYL®, Fortron®, GHR®, Gumfit®, GUR®, Hostaform®, Laprene®, MetaLX®, Mowilith®, MT®, NILAMID®, Nivionplast®, Nutrinova®, Nylfor®, Pibiflex®, Pibifor®, Pibiter®, Polifor®, Resyn®, Riteflex®, SlideX®, Sofprene®, Sofpur®, Sunett®, Talcoprene®, Tecnoprene®, Thermx®, TufCOR®, VAntage®, Vectra®, Vinac®, Vinamul®, VitalDose®, Zenite® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC. Hostaform® is a registered trademark of Hoechst GmbH. Mowilith® and NILAMID® are registered trademarks of Celanese in most European countries.
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

Employees
Our employees employed on a continuing basis throughout the world are as follows:

Employees as of December 31, 2017
North America
US	2,608
Canada	242
Mexico	683
Total	3,533
Europe
Germany	1,556
Other Europe	1,293
Total	2,849
Asia	1,072
Rest of World	138
Total	7,592
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
Our operations are also subject to global political conditions. For example, any future withdrawal or renegotiation of trade agreements or the more aggressive prosecution of trade disputes with countries like China, may adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems. In certain foreign jurisdictions our operations are subject to nationalization and expropriation risk and some of our contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. Furthermore, in certain cases where we benefit from local government subsidies or other undertakings, such benefits are subject to the solvency of local government entities and are subject to termination without meaningful recourse or remedies.
We have invested significant resources in China and other Asian countries. This region's growth may slow, and we may fail to realize the anticipated benefits associated with our investment there and, consequently, our financial results may be adversely impacted.
In addition, we have significant operations and financial relationships based in Europe. Historically sales originating in Europe have accounted for over one-third of our net sales. For example, in 2017, sales originating in Europe accounted for approximately 40% of our net sales. Adverse conditions in the European economy related to the United Kingdom's exit from the European Union ("EU") membership or otherwise may negatively impact our overall financial results due to reduced economic growth and resulting in decreased end-use customer demand.
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
Production at our manufacturing facilities, or at our suppliers', could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers' demands.
A disruption in production at one or more of our manufacturing facilities, or our suppliers, could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which could cause them to seek other suppliers. In particular, production disruptions at our manufacturing facilities that produce chemicals used as inputs in the production of chemicals in other business segments, such as acetic acid, VAM and formaldehyde, could have a more significant adverse effect on our business and financial performance and results of operations to the extent of such vertical integration. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at such manufacturing facility may not be able to reach levels achieved prior to the disruption.
Failure to develop new products and production technologies or to implement productivity and cost reduction initiatives successfully, may harm our competitive position.
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
The development, manufacture and sale of specialty chemical products by us, including products produced for the food and beverage, cigarette, automobile, construction, aerospace, medical device and pharmaceutical industries, involves a risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third party claims should our failure to perform result in downstream supply disruptions or product recalls.
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
Our products provide important performance attributes to our customers' products. If one of our products fails to perform in a manner consistent with quality specifications, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more key customers.
Our future success depends in part on our ability to protect our intellectual property rights and our rights to use our intellectual property. Our inability to protect and enforce these rights could reduce our ability to maintain our industry position and our profit margins.
We rely on our patents, trademarks, copyrights, know-how and trade secrets and patents and other technology licensed from third parties to protect our investment in research and development and our competitive commercial positions in manufacturing and marketing our products. We have adopted internal policies for protecting our know-how and trade secrets. In addition, our practice is to seek patent or trade secret protection for significant developments that provide us competitive advantages and freedom to practice for our businesses. Patents may cover catalysts, processes, products, intermediate products and product uses. These patents are usually filed in strategic countries throughout the world and provide varying periods and scopes of protection based on the filing date and the type of patent application. The legal life and scope of protection provided by a patent may vary among those countries in which we seek protection. As patents expire, the catalysts, processes, products, intermediate products and product uses described and claimed in those patents generally may become available for use by the public subject to our continued protection for associated know-how and trade secrets. We also monitor intellectual property of others, especially patents that could impact our rights to commercially implement research and development, our rights to manufacture and market our products, and our rights to use know-how and trade secrets. We will not intentionally infringe upon the valid intellectual property rights of others, and we will continue to assess and take actions as necessary to protect our positions. We also seek to register trademarks as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. We operate in regions of the world where intellectual property protection may be limited and difficult to enforce and our continued growth strategy may result in us seeking intellectual property protection in additional regions with similar challenges. We also monitor the trademarks of others and take action when our trademark rights are being infringed upon. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, or protecting our rights to commercially make, market and sell our products, our net sales, results of operations and cash flows may be adversely affected.

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
Moreover, changes in laws or regulations, including the more aggressive enforcement of such laws and regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in reporting requirements of the US, Canadian, Mexican, German, EU or Asian governmental agencies, could increase the cost of doing business in these regions. Any of these conditions, including the failure to obtain or maintain operating permits for our business, may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our securities, including our stock.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and is effective January 1, 2018. Accounting Standards Codification 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments. Due to the timing of the new tax law and the substantial changes it brings, the Staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides registrants a measurement period to report the impact of the new US tax law. As a result, the recorded and estimated impacts of TCJA may change in future periods. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.
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
As of December 31, 2017, we had 7,592 employees globally. Approximately 16% of our 2,608 US-based employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the US. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
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
We may not be able to complete future acquisitions or joint venture transactions or successfully integrate them into our business, which could adversely affect our business or results of operations.
As part of our growth strategy, we intend to pursue acquisitions and joint venture opportunities. Successful accomplishment of this objective may be limited by the availability and suitability of acquisition candidates, the ability to obtain regulatory approvals necessary to consummate a planned transaction, and by our financial resources, including available cash and borrowing capacity. Acquisitions and joint venture transactions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired lines or businesses, personnel turnover and the diversion of management's attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these transactions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations.
In addition, if in connection with the tow joint venture we are unable to receive third-party financing on the terms previously contemplated and committed, we may not achieve all of the benefits planned for the joint venture transaction.
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
Our level of indebtedness and other liabilities could have important consequences, including:

•
Increasing our vulnerability to general economic and industry conditions, including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit agreement (the "Credit Agreement") or our indentures (the "Indentures") governing our €300 million in aggregate principal amount of 3.250% senior unsecured notes due 2019, $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021, $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022, €750 million in aggregate principal amount of 1.125% senior unsecured notes due 2023 and €300 million in aggregate principal amount of 1.250% senior unsecured notes due 2025 (collectively, the "Senior Notes");

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
Although covenants under the Credit Agreement and the Indentures limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness we could incur in compliance with these restrictions could be significant. To the extent that we incur additional indebtedness, the risks associated with our debt described above, including our possible inability to service our debt, including the Senior Notes, would increase.
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
The Credit Agreement, the Indentures and the Receivables Purchase Agreement (the "Purchase Agreement") governing our receivables securitization facility each contain various covenants that limit our ability to engage in specified types of transactions. The Credit Agreement contains covenants including, but not limited to, restrictions on our ability to incur additional debt; incur liens securing debt; enter into sale-leaseback transactions; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Issuer's assets or the assets of its subsidiaries.
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
A breach of any of these covenants could result in a default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, a default under the Credit Agreement could permit lenders to accelerate the maturity of our indebtedness under the Credit Agreement and to terminate any commitments to lend. If the lenders under the Credit Agreement accelerate the repayment of such indebtedness, we may not have sufficient liquidity to repay such amounts or our other indebtedness, including the Senior Notes. In such event, we could be forced into bankruptcy or liquidation.
Celanese and Celanese US are holding companies and depend on subsidiaries to satisfy their obligations under the Senior Notes and the guarantee of Celanese US's obligations under the Senior Notes and the Credit Agreement by Celanese.
As holding companies, Celanese and Celanese US conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. Consequently, the principal source of cash to pay Celanese and Celanese US's obligations, including obligations under the Senior Notes and the guarantee of Celanese US's obligations under the Credit Agreement and the Indentures by Celanese, is the cash that our subsidiaries generate from their operations. We cannot assure that our subsidiaries will be able to, or be permitted to, make distributions to enable Celanese US and/or Celanese to make payments in respect of their obligations. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of our debt instruments may limit our subsidiaries' ability to distribute cash to Celanese US and Celanese. While the Credit Agreement and the Indentures limit the ability of our subsidiaries to put restrictions on paying dividends or making other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which may have the effect of significantly restricting the applicability of those limits. In the event Celanese US and/or Celanese do not receive distributions from our subsidiaries, Celanese US and/or Celanese may be unable to make required payments on the indebtedness under the Credit Agreement, the Indentures, the guarantee of Celanese US's obligations under the Credit Agreement and the Indentures by Celanese, or our other indebtedness.

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Description of Property
We and our affiliates own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2017.

Site	Leased/Owned	Products/Functions
Corporate Offices
Amsterdam, Netherlands	Leased	Administrative offices
Budapest, Hungary	Leased	Administrative offices
Irving, Texas, US	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices
Advanced Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	Polyoxymethylene ("POM"), Ultra-high molecular weight polyethylene ("UHMW-PE"), Compounding
Campo Bom, Brazil	Leased	Compounding
Ferrara, Italy	Leased	Compounding
Florence, Kentucky, US	Owned	Compounding
Forli, Italy	Leased	Compounding
Frankfurt am Main, Germany(1)(3)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	POM, Compounding
Fuji City, Japan	Owned by Polyplastics Co., Ltd.(5)	POM, Polybutylene terephthalate, Liquid crystal polymers ("LCP"), Compounding
Jubail, Saudi Arabia	Owned by National Methanol Company(5)	Methyl tertiary-butyl ether, Methanol, POM
Kaiserslautern, Germany(1)	Leased	Long-fiber reinforced thermoplastics ("LFRT")
Kuantan, Malaysia	Owned by Polyplastics Co., Ltd.(5)	POM, Compounding
Lebanon, Tennessee, US	Owned	Compounding
Mantova, Italy	Leased	Compounding
Nanjing, China(2)	Owned	LFRT, UHMW-PE, Compounding
Oberhausen, Germany(1)	Leased	UHMW-PE
Shelby, North Carolina, US	Owned	LCP, Compounding
Silao, Mexico	Leased	Compounding
Spondon, Derby, United Kingdom	Owned	Acetate film
Suzano, Brazil(1)	Leased	Compounding
Suzhou, China(8)	Owned	Compounding
Ulsan, South Korea	Owned by Korea Engineering Plastics Co., Ltd.(5)	POM
Utzenfeld, Germany	Owned	Compounding

Site	Leased/Owned	Products/Functions
Advanced Engineered Materials
Wehr, Germany	Owned	Compounding
Wilmington, North Carolina, US	Owned by Fortron Industries LLC(5)	Polyphenylene sulfide
Winona, Minnesota, US	Owned	LFRT
Consumer Specialties
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	Sorbates, Sunett® sweetener
Kunming, China	Leased by Kunming Cellulose Fibers Co. Ltd.(6)	Acetate tow
Lanaken, Belgium	Owned	Acetate tow
Nantong, China	Owned by Nantong Cellulose Fibers Co. Ltd.(7)	Acetate tow, Acetate flake
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Ocotlán, Mexico	Owned	Acetate tow, Acetate flake
Zhuhai, China	Leased by Zhuhai Cellulose Fibers Co. Ltd.(6)	Acetate tow
Industrial Specialties
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Edmonton, Alberta, Canada	Owned	Low-density polyethylene resins, Ethylene vinyl acetate
Enoree, South Carolina, US	Owned	Conventional emulsions, Vinyl acetate ethylene ("VAE") emulsions
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	Conventional emulsions, VAE emulsions
Geleen, Netherlands	Owned	VAE emulsions
Jurong Island, Singapore(1)	Leased	VAE emulsions
Nanjing, China(2)	Owned	Conventional emulsions, VAE emulsions
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
Acetyl Intermediates
Bay City, Texas, US(1)	Leased	Vinyl acetate monomer ("VAM")
Bishop, Texas, US	Owned	Formaldehyde, Paraformaldehyde
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate, Acetone derivatives
Clear Lake, Texas, US(4)	Owned	Acetic acid, VAM, Methanol
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	Acetaldehyde, VAM
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAM
Nanjing, China(2)	Owned	Acetic acid, Acetic anhydride, VAM
__________________________

(1)	Celanese owns the assets on this site and leases the land through the terms of a long-term land lease.

(2)
Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site. Celanese also owns the land through "land use right grants" for 46 to 50 years with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(3)	Multiple Celanese business segments conduct operations at the Frankfurt Hoechst Industrial Park located in Frankfurt am Main, Germany.

(4)	Methanol is produced by our joint venture, Fairway Methanol LLC, in which Celanese owns a 50% interest.

(5)	A Celanese equity method investment.

(6)	A Celanese cost method investment. The investment owns the assets on this site and leases the land from China National Tobacco Corporation.

(7)
A Celanese cost method investment. Nantong Cellulose Fibers Co. Ltd. owns the assets on this site and the land through "land use right grants" with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(8)
Celanese owns the assets on this site. Celanese also owns the land through "land use right grants" for 41 years with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

Item 3.  Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 16 - Environmental and Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. See Part I - Item 1A. Risk Factors for certain risk factors relating to these legal proceedings.
Item 4.  Mine Safety Disclosures
None.
Executive Officers of the Registrant
The names, ages and biographies of our executive officers as of February 9, 2018 are as follows:

Name	Age	Position
Mark C. Rohr	66	Chairman of the Board of Directors and Chief Executive Officer, President
Scott M. Sutton	53	Chief Operating Officer
Peter G. Edwards	56	Executive Vice President and General Counsel
Christopher W. Jensen	51	Executive Vice President and Chief Financial Officer
Kevin S. Oliver	46	Chief Accounting Officer and Acting Chief Financial Officer
Shannon L. Jurecka	48	Senior Vice President and Chief Human Resources Officer
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
Scott M. Sutton has served as our Chief Operating Officer since March 2017 and as our Executive Vice President and President, Materials Solutions since June 2015. From January 2015 to June 2015, Mr. Sutton served as our Vice President and General Manager of the Engineered Materials business. Prior to January 2015, Mr. Sutton served as our Vice President of Supply Chain from March 2014 to January 2015 and as our Vice President of Acetic Acid and Anhydride from August 2013 to March 2014. Mr. Sutton had 28 years of industry experience prior to joining the Company, including serving as President and General Manager of Chemtura Corporation's AgroSolutions business, business manager for Landmark Structures and Vice President of a division of Albemarle Corporation. Mr. Sutton earned a civil engineering degree from Louisiana State University and is a registered professional engineer in Texas.

Peter G. Edwards has served as our Executive Vice President and General Counsel since January 2017. Mr. Edwards previously was Executive Vice President and General Counsel of Baxalta Incorporated, the biopharmaceutical spin-off from Baxter, from June 2015 until its merger with Shire plc in July 2016. Before that, he was Senior Vice President and General Counsel of the global specialty pharmaceuticals company Mallinckrodt plc from June 2013 to June 2015, and served as its Vice President and General Counsel from May 2010 to its spin-off from Covidien plc in June 2013. He previously served as Executive Vice President and General Counsel for Solvay Pharmaceuticals in Brussels, Belgium from June 2007 until April 2010 and as its Senior Vice President and General Counsel in the US from October 2005 to June 2007. Before that, he held in-house positions of increasing responsibility within Mettler-Toledeo, Inc. and Eli Lilly and Company. Mr. Edwards began his career in 1990 as an associate in the Kansas City, Missouri office of Shook, Hardy & Bacon L.L.P. Mr. Edwards received his J.D., cum laude, from Brigham Young University.
Christopher W. Jensen has served as our Chief Financial Officer since July 2015 and as our Executive Vice President since February 2017. Mr. Jensen has been on a medical leave of absence since October 2017. Prior to February 2017, Mr. Jensen served as our Senior Vice President, Finance since April 2011. He served as our Interim Chief Financial Officer from May 2014 to July 2015. From August 2010 to April 2011, Mr. Jensen served as our Senior Vice President, Finance and Treasurer. Prior to August 2010, Mr. Jensen served as our Vice President and Corporate Controller from March 2009 to July 2010. From May 2008 to February 2009, he served as Vice President of Finance and Treasurer. In his current capacity, Mr. Jensen has global responsibility for corporate finance, treasury operations, insurance risk management, pensions, global business services, information technology, corporate accounting, tax and general ledger accounting. Mr. Jensen was previously the Assistant Corporate Controller from March 2007 through April 2008, where he was responsible for SEC reporting, internal reporting, and technical accounting. In his initial role at the Company from October 2005 through March 2007, he built and directed our technical accounting function. From August 2004 to October 2005, Mr. Jensen worked in the inspections and registration division of the Public Company Accounting Oversight Board. He spent 13 years of his career at PricewaterhouseCoopers LLP, an assurance, tax and advisory services firm, in various positions in both the auditing and mergers & acquisitions groups. Mr. Jensen earned bachelor's and master's degrees in accounting from Brigham Young University and is a Certified Public Accountant.
Kevin S. Oliver has served as our Chief Accounting Officer since July 2016 and served as our Controller from July 2010 until January 2018. Mr. Oliver has also been functioning as our acting Chief Financial Officer while the current Chief Financial Officer has been on medical leave of absence. Prior to his current roles, Mr. Oliver held various executive positions at the Company, including serving as our Assistant Controller and our Director of Technical Accounting. Prior to joining the Company, Mr. Oliver served as an Associate Director of Inspections for the Public Company Accounting Oversight Board from December 2003 to February 2008. He spent 11 years of his career at public accounting firms, including as senior manager at Ernst & Young and Arthur Andersen, each an assurance, tax and advisory services firm, and in various positions in the auditing practice. Mr. Oliver holds a bachelor's degree in accounting from Southern Nazarene University and is a Certified Public Accountant.
Shannon L. Jurecka has served as our Senior Vice President and Chief Human Resources Officer since July 2017. Prior to her current role, Ms. Jurecka served as Vice President of Human Resources for Materials Solutions and the Human Resource leader for Mergers and Acquisitions. Immediately prior to joining the Company in 2016, Ms. Jurecka served as a Human Resources Executive with Bank of America Merrill Lynch for 10 years where she supported multiple businesses during her tenure, including her most recent role supporting over 20,000 operations employees in more than 25 locations across seven states. She also served as the Dallas and Fort Worth Market Human Resource Executive responsible for market strategic talent objectives. Prior to Bank of America, she worked at Dell as a Mechanical Engineering Project Manager prior to moving into Learning and Leadership Development. Ms. Jurecka holds a bachelor's degree in speech communication from Sam Houston State University and a master’s degree in organizational leadership and ethics from St. Edwards University. She holds a secondary education teaching certificate in the State of Texas.

PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Series A common stock, par value $0.0001 per share ("Common Stock") has traded on the New York Stock Exchange ("NYSE") under the symbol "CE" since January 21, 2005. The closing sale price of our Common Stock, as reported by the NYSE, on February 2, 2018 was $105.09. The following table sets forth the high and low intraday sales prices per share of our Common Stock, as reported by the NYSE, and the dividends declared per share on our Common Stock for the periods indicated.

	Price Range		Dividends Declared
	High	Low
	(In $ per share)
2017
Quarter ended March 31, 2017	93.05	78.38	0.36
Quarter ended June 30, 2017	96.97	83.34	0.46
Quarter ended September 30, 2017	104.75	91.15	0.46
Quarter ended December 31, 2017	109.70	101.88	0.46
2016
Quarter ended March 31, 2016	67.99	55.07	0.30
Quarter ended June 30, 2016	74.55	61.11	0.36
Quarter ended September 30, 2016	71.18	60.59	0.36
Quarter ended December 31, 2016	84.97	63.02	0.36
Holders
No shares of Celanese's Series B common stock and no shares of Celanese's 4.25% convertible perpetual preferred stock are issued and outstanding. As of February 2, 2018, there were 26 holders of record of our Common Stock. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 80,030 beneficial holders.
Dividend Policy
Our Board of Directors has a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of our Common Stock as determined in its sole discretion. Our Board of Directors may, at any time, modify or revoke our dividend policy on our Common Stock.
On February 8, 2018, we declared a cash dividend of $0.46 per share on our Common Stock amounting to $62 million. The cash dividend will be paid on March 2, 2018 to holders of record as of February 20, 2018.
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

Celanese Purchases of its Equity Securities
Information regarding repurchases of our Common Stock during the three months ended December 31, 2017 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
October 1 - 31, 2017	10,676	$104.10	—	$1,531,000,000
November 1 - 30, 2017	924	$104.02	—	$1,531,000,000
December 1 - 31, 2017	38,605	$106.36	—	$1,531,000,000
Total	50,205		—
___________________________

(1)	Represents shares withheld from employees to cover their statutory minimum withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors has authorized the aggregate repurchase of $3.9 billion of our Common Stock since February 2008, including an increase of $1.5 billion on July 17, 2017.
See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

Performance Graph
The following performance graph compares the cumulative total return on Celanese Corporation common stock from December 31, 2012 through December 31, 2017 to that of the Standard & Poor's ("S&P") 500 Stock Index and the Dow Jones US Chemicals Index. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of all dividends. The performance graph assumes an investment of $100 on December 31, 2012. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.
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

Item 6. Selected Financial Data
The balance sheet data as of December 31, 2017, 2016 and 2015 and the statements of operations data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2014 and 2013 set forth below was derived from previously issued financial statements, adjusted for a change in accounting policy for debt issuance costs.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In $ millions, except per share data)
Statement of Operations Data
Net sales	6,140	5,389	5,674	6,802	6,510
Other (charges) gains, net	(60)	(11)	(351)	15	(158)
Operating profit (loss)	901	893	326	758	1,508
Earnings (loss) from continuing operations before tax	1,075	1,030	488	941	1,609
Earnings (loss) from continuing operations	862	908	287	627	1,101
Earnings (loss) from discontinued operations	(13)	(2)	(2)	(7)	—
Net earnings (loss) attributable to Celanese Corporation	843	900	304	624	1,101
Earnings (loss) per common share
Continuing operations — basic	6.21	6.22	2.03	4.07	6.93
Continuing operations — diluted	6.19	6.19	2.01	4.04	6.91
Balance Sheet Data (as of the end of period)
Total assets	9,538	8,357	8,586	8,796	8,994
Total debt	3,641	3,008	2,981	2,723	3,040
Total Celanese Corporation stockholders' equity	2,887	2,588	2,378	2,818	2,699
Other Financial Data
Depreciation and amortization	305	290	357	292	305
Capital expenditures(1)	281	247	483	681	408
Dividends paid per common share(2)	1.74	1.38	1.15	0.93	0.53
________________________

(1)	Amounts include accrued capital expenditures. Amounts do not include capital expenditures related to capital lease obligations.

(2)
Annual dividends for the year ended December 31, 2017 consist of one quarterly dividend payment of $0.36 per share and three quarterly dividend payments of $0.46 per share. Annual dividends for the year ended December 31, 2016 consist of one quarterly dividend payment of $0.30 per share and three quarterly dividend payments of $0.36 per share. See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

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
Risk Factors
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

•
changes in tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations that may impact recorded or future tax impacts associated with the Tax Cuts and Jobs Act (the "TCJA") enacted on December 22, 2017;

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

Results of Operations
Financial Highlights

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Change	2016	2015	Change
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	6,140	5,389	751	5,389	5,674	(285)
Gross profit	1,515	1,405	110	1,405	1,318	87
Selling, general and administrative ("SG&A") expenses	(456)	(416)	(40)	(416)	(506)	90
Other (charges) gains, net	(60)	(11)	(49)	(11)	(351)	340
Operating profit (loss)	901	893	8	893	326	567
Equity in net earnings (loss) of affiliates	183	155	28	155	181	(26)
Interest expense	(122)	(120)	(2)	(120)	(119)	(1)
Refinancing expense	—	(6)	6	(6)	—	(6)
Dividend income - cost investments	108	108	—	108	107	1
Earnings (loss) from continuing operations before tax	1,075	1,030	45	1,030	488	542
Earnings (loss) from continuing operations	862	908	(46)	908	287	621
Earnings (loss) from discontinued operations	(13)	(2)	(11)	(2)	(2)	—
Net earnings (loss)	849	906	(57)	906	285	621
Net earnings (loss) attributable to Celanese Corporation	843	900	(57)	900	304	596
Other Data
Depreciation and amortization	305	290	15	290	357	(67)
SG&A expenses as a percentage of Net sales	7.4%	7.7%		7.7%	8.9%
Operating margin(1)	14.7%	16.6%		16.6%	5.7%
Other (charges) gains, net
Employee termination benefits	(4)	(11)	7	(11)	(53)	42
InfraServ ownership change	(4)	—	(4)	—	—	—
Asset impairments	—	(2)	2	(2)	(126)	124
Other plant/office closures	(52)	—	(52)	—	—	—
Singapore contract termination	—	—	—	—	(174)	174
Commercial disputes	—	2	(2)	2	2	—
Total Other (charges) gains, net	(60)	(11)	(49)	(11)	(351)	340
_____________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2017	2016
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	576	638

Short-term borrowings and current installments of long-term debt - third party and affiliates	326	118
Long-term debt, net of unamortized deferred financing costs	3,315	2,890
Total debt	3,641	3,008

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Volume	Price	Currency	Other	Total
	(In percentages)
Advanced Engineered Materials	46	(2)	1	—	45
Consumer Specialties	(8)	(8)	—	—	(16)
Industrial Specialties	1	3	—	—	4
Acetyl Intermediates	(5)	14	—	—	9
Total Company	9	5	—	—	14
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Volume	Price	Currency	Other	Total
	(In percentages)
Advanced Engineered Materials	11	(2)	—	—	9
Consumer Specialties	4	(8)	—	—	(4)
Industrial Specialties	(1)	(8)	(1)	—	(10)
Acetyl Intermediates	(2)	(10)	(1)	2	(11)
Total Company	2	(8)	(1)	2	(5)
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Service cost	1	—	1	—	—	2
Interest cost and expected return on plan assets	—	—	—	—	(28)	(28)
Amortization of prior service credit	—	—	2	—	—	2
Special termination benefit	(1)	—	(1)	—	—	(2)
Recognized actuarial (gain) loss(1)	—	—	—	—	(57)	(57)
Curtailment / settlement (gain) loss	—	—	—	—	—	—
Total	—	—	2	—	(85)	(83)
______________________________

(1)
The decrease in recognized actuarial loss primarily relates to higher asset returns, partially offset by a decrease in the weighted average discount rate used to determine benefit obligations from 3.7% to 3.3%.

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Cost of sales	—	—	—	—	(3)	(3)
SG&A expenses	1	—	3	—	(81)	(77)
Research and development expenses	—	—	—	—	(1)	(1)
Other charges (gains), net	(1)	—	(1)	—	—	(2)
Total	—	—	2	—	(85)	(83)
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other Activities	Total
	(In $ millions)
Service cost	—	(1)	(3)	—	(1)	(5)
Interest cost and expected return on plan assets	—	—	—	—	5	5
Amortization of prior service credit	—	—	(3)	—	—	(3)
Special termination benefit	1	—	—	—	—	1
Recognized actuarial (gain) loss(1)	—	—	—	—	(24)	(24)
Curtailment / settlement (gain) loss	—	—	3	—	—	3
Total	1	(1)	(3)	—	(20)	(23)
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

Consolidated Results
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales increased $751 million, or 13.9%, for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•
higher volume in our Advanced Engineered Materials segment, primarily related to Net sales generated from SO.F.TER. S.r.l. ("SOFTER") and from the nylon compounding division of Nilit Group ("Nilit"), as well as within our base business, which was driven by new project launches and pipeline growth globally; and

•	higher pricing for most of our products in our Acetyl Intermediates segment;
partially offset by:

•	lower acetate tow pricing and volume in our Consumer Specialties segment; and

•	lower volume for ethanol in our Acetyl Intermediates segment.
Selling, general and administrative expenses increased $40 million, or 9.6% for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	an increase in spending of approximately $100 million in our Advanced Engineered Materials segment and Other Activities primarily related to ongoing merger, acquisition and integration related costs;
partially offset by:

•	a decrease in pension and other postretirement plan net periodic benefit cost of $77 million.
Operating profit increased $8 million, or 0.9%, for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	an increase in Net sales; and

•	cost savings in our Acetyl Intermediates and Consumer Specialties segments, primarily due to productivity initiatives;
partially offset by:

•	higher raw material costs, primarily in our Acetyl Intermediates segment;

•
higher plant spending of $138 million in our Advanced Engineered Materials segment, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incur ongoing plant spending;

•
an unfavorable impact of $49 million to Other (charges) gains, net in our Acetyl Intermediates segment. During the year ended December 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded an estimated $51 million of plant/office closure costs primarily consisting of a $22 million contract termination charge and a $21 million reduction to our non-income tax receivable. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information; and

•	an increase in SG&A expenses.
Equity in net earnings (loss) of affiliates increased $28 million for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	an increase in equity in net earnings (loss) of affiliates of $20 million from our Ibn Sina strategic affiliate as a result of higher pricing and timing of turnaround activity.

Our effective income tax rate for the year ended December 31, 2017 was 20% compared to 12% for the year ended 2016. The 2017 effective tax rate was impacted by the enactment of the TCJA on December 22, 2017. We recognized net tax expense of $197 million in the fourth quarter of 2017 to reflect the deemed repatriation of foreign earnings accumulated offshore since 1986. This expense of $197 million was partially offset by a $107 million reduction of our deferred tax liabilities as a result of lowering the US tax rate from 35% to 21% and other technical provisions in the TCJA. We also recognized a net tax benefit of $76 million related to foreign tax credits generated as a result of various internal reorganizations undertaken in preparation for our previously announced joint venture with the Blackstone Group L.P. (the "Blackstone Entities"). No material cash impact is expected from the deemed repatriation due to existing foreign tax credit carryforwards. The 2016 effective income tax rate was favorably impacted primarily due to settlement of uncertain tax positions and technical clarifications in Germany and the US of $55 million.
The global minimum income tax and base erosion provisions of the TCJA are effective for taxable years beginning after December 31, 2017. We do not currently expect the provisions of the TCJA to have a material impact on our future tax rate.
Due to the timing of the new tax law and the substantial changes it brings, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provides registrants a measurement period to report the impact of the new US tax law. During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the TCJA.
We have recorded provisional amounts for several of the impacts of the new tax law including: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Certain items or estimates that result in impacts of the TCJA being provisional include: detailed foreign earnings calculations for the most recent period, projected foreign cash balances for certain foreign subsidiaries and finalized computations of foreign tax credit availability. In addition, our 2017 US federal income tax return will not be finalized until later in 2018, and while historically this process has resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the US tax rate will result in adjustments to our income tax (provision) benefit when recorded. Finally, we consider it likely that further technical guidance regarding certain of the new provisions included in the TCJA, as well as clarity regarding state income tax conformity to current federal tax code, may be issued.
See Note 4 - Acquisitions, Dispositions and Plant Closures and Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.
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

•
a favorable impact from Other (charges) gains, net of $340 million. In December 2015, we terminated our existing agreement with a raw materials supplier in Singapore. In connection with the contract termination, we recorded $174 million to Other (charges) gains, net, which did not recur in 2016. We also recorded long-lived asset impairment losses of $123 million to fully write-off certain ethanol related assets at our acetyl facility in Nanjing, China during the three months ended December 31, 2015, which did not recur in 2016. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information; and

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
Our effective income tax rate for the year ended December 31, 2016 was 12% compared to 41% for the year ended 2015. The lower effective income tax rate is primarily due to settlement of uncertain tax positions and technical clarifications in Germany and the US of $55 million. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.

Business Segments
Advanced Engineered Materials

	Year Ended December 31,			%	Year Ended December 31,			%
	2017	2016	Change	Change	2016	2015	Change	Change
	(In $ millions, except percentages)
Net sales	2,096	1,444	652	45.2%	1,444	1,326	118	8.9%
Net Sales Variance
Volume	46%				11%
Price	(2)%				(2)%
Currency	1%				—%
Other	—%				—%
Other (charges) gains, net	(2)	(2)	—	—%	(2)	(7)	5	(71.4)%
Operating profit (loss)	383	350	33	9.4%	350	235	115	48.9%
Operating margin	18.3%	24.2%			24.2%	17.7%
Equity in net earnings (loss) of affiliates	168	122	46	37.7%	122	150	(28)	(18.7)%
Depreciation and amortization	108	92	16	17.4%	92	99	(7)	(7.1)%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher volume primarily due to Net sales generated from SOFTER and from Nilit, which represents approximately three-fourths of the increase in volume; and

•	higher volume within our base business driven by new project launches and pipeline growth globally, which represents the remainder of the volume growth;
slightly offset by:

•	lower pricing for most of our products due to customer and regional mix.
Operating profit increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales;
partially offset by:

•	higher plant spending of $138 million, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incur ongoing plant spending;

•	higher energy and raw material costs, primarily related to methanol; and

•	higher depreciation and amortization expense, primarily related to our acquisitions of SOFTER and Nilit.
Equity in net earnings (loss) of affiliates increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	an increase in equity investment in earnings of $20 million from our Ibn Sina strategic affiliate as a result of higher pricing and timing of turnaround activity;

•
an increase in equity investment in earnings of $11 million from our InfraServ GmbH & Co. Hoechst KG affiliate as a result of an ownership change between our Advanced Engineered Materials and Other Activities segments. See Note 9 - Investment in Affiliates in the accompanying consolidated financial statements for further information; and

•
an increase in equity investment in earnings of $8 million and $7 million from our Fortron Industries LLC ("Fortron") and Polyplastics Co., Ltd. ("Polyplastics") strategic affiliates, respectively, as a result of higher demand.

On February 1, 2018, we completed the acquisition of 100% of the ownership interests of Omni Plastics, L.L.C. and its subsidiaries ("Omni Plastics"). Omni Plastics specializes in custom compounding of various engineered thermoplastic materials. The acquisition further strengthens our global asset base by adding compounding capacity in the Americas. See Note 29 - Subsequent Events in the accompanying consolidated financial statements for further information.
On May 3, 2017, we acquired the nylon compounding division of Nilit, an independent producer of high performance nylon resins, fibers and compounds. We acquired the nylon compounding product portfolio, customer agreements and manufacturing, technology and commercial facilities. The acquisition of Nilit increases our global engineered materials product platforms, extends the operational model, technical and industry solutions capabilities and expands project pipelines. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
partially offset by:

•
an increase in equity in net earnings (loss) of affiliates from our Polyplastics and Korea Engineering Plastics Co., Ltd. ("KEPCO") strategic affiliates of $15 million and $9 million, respectively, primarily as a result of higher demand.

In December 2016, we acquired 100% of the stock of the Forli, Italy based SOFTER, a leading thermoplastic compounder. The acquisition included its comprehensive product portfolio of engineering thermoplastics, including nylon and polypropylene polymers, and thermoplastic elastomers, as well as all of its manufacturing, technology and commercial facilities and customer agreements. The acquisition supports the strategic growth of the engineered materials business. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.

Consumer Specialties

	Year Ended December 31,			%	Year Ended December 31,			%
	2017	2016	Change	Change	2016	2015	Change	Change
	(In $ millions, except percentages)
Net sales	785	929	(144)	(15.5)%	929	969	(40)	(4.1)%
Net Sales Variance
Volume	(8)%				4%
Price	(8)%				(8)%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	(2)	(2)	—	—%	(2)	(25)	23	(92.0)%
Operating profit (loss)	218	302	(84)	(27.8)%	302	262	40	15.3%
Operating margin	27.8%	32.5%			32.5%	27.0%
Equity in net earnings (loss) of affiliates	3	3	—	—%	3	2	1	50.0%
Dividend income - cost investments	107	107	—	—%	107	106	1	0.9%
Depreciation and amortization	44	45	(1)	(2.2)%	45	60	(15)	(25.0)%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales decreased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	lower acetate tow volume and pricing due to lower global industry utilization.
Operating profit decreased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	lower Net sales;
partially offset by:

•	lower spending and raw material costs of $37 million primarily related to productivity initiatives in our cellulose derivatives business.
On June 18, 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of the Blackstone Entities to form a joint venture which combines substantially all of the operations of our cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business owned by the Blackstone Entities. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information. We have received regulatory approval in four out of six jurisdictions requiring approval, and the European Commission ("EC") has moved into its Phase II investigation of the ongoing merger review process. Under the standard review process of a Phase II investigation, we received a statement of objections from the EC. This statement of objections sets out the provisional position of the EC and does not prejudge the final outcome of the case.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net sales decreased for the year ended December 31, 2016 compared to the same period in 2015 primarily due to:
•lower acetate tow pricing due to lower global industry utilization;
partially offset by:

•	higher acetate tow volume, primarily in Europe, due to customer destocking in the first half of prior year, which did not recur in 2016.

Operating profit increased for the year ended December 31, 2016 compared to the same period in 2015 primarily due to:

•	lower raw material costs, including acetic acid and anhydride;

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
Industrial Specialties

	Year Ended December 31,			%	Year Ended December 31,			%
	2017	2016	Change	Change	2016	2015	Change	Change
	(In $ millions, except percentages)
Net sales	1,023	979	44	4.5%	979	1,082	(103)	(9.5)%
Net Sales Variance
Volume	1%				(1)%
Price	3%				(8)%
Currency	—%				(1)%
Other	—%				—%
Other (charges) gains, net	—	(3)	3	(100.0)%	(3)	(10)	7	(70.0)%
Operating profit (loss)	87	105	(18)	(17.1)%	105	72	33	45.8%
Operating margin	8.5%	10.7%			10.7%	6.7%
Depreciation and amortization	38	34	4	11.8%	34	64	(30)	(46.9)%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher pricing and volume in our emulsion polymers business due to higher raw material costs for VAM across all regions and stronger demand in China.
Operating profit decreased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher spending and raw material costs of $41 million, primarily VAM;
partially offset by:

•	higher Net sales.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net sales decreased for the year ended December 31, 2016 compared to the same period in 2015 primarily due to:

•	lower pricing in our emulsion polymers and EVA polymers businesses due to lower raw material costs globally for VAM.
Operating profit increased for the year ended December 31, 2016 compared to the same period in 2015 primarily due to:

•	lower energy and raw material costs, primarily VAM; and

•	cost savings of $28 million, primarily due to productivity initiatives in our emulsion polymers business; and

•
a favorable impact from Other (charges) gains, net. During the year ended December 31, 2015, we recorded $6 million of employee termination benefits related to the closure of our vinyl acetate ethylene ("VAE") emulsions facility in Tarragona, Spain, which did not recur in 2016. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.

partially offset by:

•	lower Net sales.
Depreciation and amortization expense, which is included within Operating profit (loss), decreased during the year ended December 31, 2016 compared to the same period in 2015 as a result of accelerated depreciation expense of $19 million related to our VAE emulsions unit in Meredosia, Illinois and $9 million related to our VAE and conventional emulsions units in Tarragona, Spain, which did not recur in 2016. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
Acetyl Intermediates

	Year Ended December 31,			%	Year Ended December 31,			%
	2017	2016	Change	Change	2016	2015	Change	Change
	(In $ millions, except percentages)
Net sales	2,669	2,441	228	9.3%	2,441	2,744	(303)	(11.0)%
Net Sales Variance
Volume	(5)%				(2)%
Price	14%				(10)%
Currency	—%				(1)%
Other	—%				2%
Other (charges) gains, net	(52)	(3)	(49)	1,633%	(3)	(300)	297	(99.0)%
Operating profit (loss)	424	340	84	24.7%	340	(3)	343	(11,433)%
Operating margin	15.9%	13.9%			13.9%	(0.1)%
Equity in net earnings (loss) of affiliates	6	6	—	—%	6	6	—	—%
Depreciation and amortization	105	107	(2)	(1.9)%	107	123	(16)	(13.0)%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher pricing due to higher feedstock costs, such as methanol, which positively impacted pricing for most of our products;

partially offset by:

•	lower volume for ethanol, which represents substantially all of the decrease in volume, due to the shutdown at our ethanol production unit in Nanjing, China.
Operating profit increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales; and

•	cost savings of $22 million, primarily related to productivity initiatives and a duty exception in the free trade agreement between Europe and Mexico;
partially offset by:

•
higher raw material costs, primarily for methanol, ethylene and carbon monoxide, with methanol making up approximately one-half of the increase and ethylene and carbon monoxide making up the remainder of the increase in raw material costs;

•
an unfavorable impact of $49 million to Other (charges) gains, net. During the year ended December 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded an estimated $51 million of plant/office closure costs primarily consisting of a $22 million contract termination charge and a $21 million reduction to our non-income tax receivable. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information; and

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
Operating profit increased for the year ended December 31, 2016 compared to the same period in 2015 primarily due to:

•
a favorable impact from Other (charges) gains, net. In December 2015, we terminated our existing agreement with a raw materials supplier in Singapore. In connection with the contract termination, we recorded $174 million to Other (charges) gains, net, which did not recur in 2016. We also recorded long-lived asset impairment losses of $123 million to fully write-off certain ethanol related assets at our acetyl facility in Nanjing, China during the three months ended December 31, 2015, which did not recur in 2016. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information;

•	lower energy and raw material costs, primarily for carbon monoxide and methanol; and

•	cost savings of $29 million, primarily due to productivity initiatives;
partially offset by:

•	lower Net sales.
Depreciation and amortization expense, which is included within Operating profit (loss), decreased during the year ended December 31, 2016 compared to the same period in 2015 as a result of $39 million in accelerated depreciation expense recorded in the prior year related to property, plant and equipment no longer in use at our ethanol technology unit in Clear Lake, Texas, which did not recur in 2016, partially offset by the impact from the startup of production at the Fairway facility in

October 2015. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
Other Activities

	Year Ended December 31,			%	Year Ended December 31,			%
	2017	2016	Change	Change	2016	2015	Change	Change
	(In $ millions)
Other (charges) gains, net	(4)	(1)	(3)	300.0%	(1)	(9)	8	(88.9)%
Operating profit (loss)	(211)	(205)	(6)	2.9%	(205)	(240)	35	(14.6)%
Equity in net earnings (loss) of affiliates	6	24	(18)	(75.0)%	24	23	1	4.3%
Dividend income - cost investments	1	1	—	—%	1	1	—	—%
Depreciation and amortization	10	12	(2)	(16.7)%	12	11	1	9.1%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Operating loss increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher spending of approximately $60 million, primarily related to ongoing merger, acquisition and integration related costs; and

•	higher incentive compensation cost of $26 million;
mostly offset by:

•	a decrease in net periodic benefit cost of $85 million, primarily recorded to SG&A expenses.
Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•
a decrease in equity investment in earnings of $11 million from our InfraServ GmbH & Co. Hoechst KG affiliate as a result of an ownership change between our Advanced Engineered Materials and Other Activities segments. See Note 9 - Investment in Affiliates in the accompanying consolidated financial statements for further information; and

•
a decrease in equity investment in earnings of $4 million for InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG associated with a reserve for dividends received from these investments since the exercise notification was received. See Note 29 - Subsequent Events in the accompanying consolidated financial statements for further information.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating loss decreased for the year ended December 31, 2016 compared to the same period in 2015 primarily due to:

•	lower functional and project spending of $21 million; and

•	a decrease in net periodic benefit cost of $20 million, primarily recorded to SG&A expenses.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of December 31, 2017 we have $903 million available for borrowing under our senior unsecured revolving credit facility and $11 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be in the range of $300 million to $350 million in 2018 primarily due to additional investments in growth opportunities in our Advanced Engineered Materials and Acetyl Intermediates segments.
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
Cash Flows
Cash and cash equivalents decreased $62 million to $576 million as of December 31, 2017 compared to December 31, 2016. As of December 31, 2017, $311 million of the $576 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a charge associated with the repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible, if needed in the US to fund operations. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash provided by operating activities decreased $90 million to $803 million for the year ended December 31, 2017 compared to $893 million for the same period in 2016. Net cash provided by operations for the year ended December 31, 2017 decreased primarily due to:

•	a decrease in net earnings; and

•	unfavorable trade working capital of $37 million primarily due to an increase in accounts receivable and inventory related to SOFTER.
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
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash used in investing activities increased $110 million to $549 million for the year ended December 31, 2017 compared to $439 million for the same period in 2016, primarily due to:

•	a net increase in cash outflows of $91 million related to the acquisition of Nilit in May 2017.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash used in investing activities decreased $119 million to $439 million for the year ended December 31, 2016 compared to $558 million for the same period in 2015, primarily due to:

•	a decrease in capital expenditures of $288 million related to Fairway, which was completed in 2015;
partially offset by:

•	an increase in cash outflows of $178 million related to the acquisition of SOFTER in December 2016.

•	Net Cash Provided by (Used in) Financing Activities
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash used in financing activities decreased $408 million to $351 million for the year ended December 31, 2017 compared to $759 million for the year ended December 31, 2016. The decrease in cash used in financing activities is primarily due to:

•
an increase in net borrowings on short-term debt of $558 million, primarily as a result of borrowings under our senior unsecured revolving credit facility and accounts receivable securitization facility during the year ended December 31, 2017, as well as repayments of borrowings under our senior unsecured revolving credit facility during the year ended December 31, 2016, which did not recur in the current year;

partially offset by:

•
a decrease in net proceeds from long-term debt of $108 million, primarily due to the refinancing of our senior secured credit facilities during the year ended December 31, 2016, partially offset by the senior unsecured debt issuance during the year ended December 31, 2017, as discussed below; and

•	an increase in Common Stock cash dividends of $40 million. During the year ended December 31, 2017, we increased our Common Stock quarterly cash dividend rate from $0.36 to $0.46 per share.
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

•	a net decrease of $238 million in contributions received from, and distributions to, Mitsui; and

•	an increase of $80 million in share repurchases of our Common Stock;
partially offset by:

•	an increase in net proceeds from long-term debt of $406 million primarily as a result of issuing €750 million in principal amount of 1.125% Notes, as discussed below.

In addition, exchange rates had a favorable impact of $35 million on cash and cash equivalents for the year ended December 31, 2017 and unfavorable impacts of $24 million and $51 million on cash and cash equivalents for the years ended December 31, 2016 and 2015, respectively.
Debt and Other Obligations

•	Senior Credit Facilities
In July 2016, Celanese, Celanese US and certain subsidiaries entered into a new senior credit agreement ("Credit Agreement") consisting of a $500 million senior unsecured term loan and a $1.0 billion senior unsecured revolving credit facility (with a letter of credit sublimit), each maturing in 2021. The margin for borrowings under the senior unsecured term loan and the senior unsecured revolving credit facility was 1.5% above LIBOR at our current credit ratings. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries ("the Subsidiary Guarantors"). The proceeds from the new senior unsecured term loan and $409 million of borrowings under the new senior unsecured revolving credit facility were used to repay our Term C-2 and C-3 loans under our previous senior secured credit facilities. We borrowed $528 million and repaid $431 million under our senior unsecured revolving credit facility during the year ended December 31, 2017.

•	Senior Notes
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate	Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
1.250% Notes	December 2017	€300	1.250	February 11		February 11, 2025
1.125% Notes	September 2016	€750	1.125	September 26		September 26, 2023
3.250% Notes	September 2014	€300	3.250	April 15	October 15	October 15, 2019
4.625% Notes	November 2012	$500	4.625	March 15	September 15	November 15, 2022
5.875% Notes	May 2011	$400	5.875	June 15	December 15	June 15, 2021
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
On December 11, 2017, Celanese US completed the offering of the 1.250% Notes in a public offering registered under the Securities Act. The 1.250% Notes were issued under a base indenture dated May 6, 2011. The 1.250% Notes were issued at a discount to par at a price of 99.810%. Net proceeds from the issuance of the 1.250% Notes were used to make a discretionary contribution into our US pension plans of $316 million and for general corporate purposes.
In September 2016, Celanese US completed the offering of the 1.125% Notes in a public offering registered under the Securities Act. The 1.125% Notes were issued at a discount to par at a price of 99.713%. Net proceeds from the sale of the 1.125% Notes were used to repay $411 million of outstanding borrowings under the new senior unsecured revolving credit facility and for general corporate purposes.

•	Accounts Receivable Securitization Facility
In July 2016, certain of our subsidiaries entered into an amendment of our accounts receivable securitization facility, extending its maturity to July 2019 and decreasing the available amount to $120 million. We borrowed $85 million and repaid $5 million during the year ended December 31, 2017.
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. We are in compliance with all of the covenants related to our debt agreements as of December 31, 2017.

•	Acetate Tow Joint Venture
On June 18, 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of the Blackstone Entities to form a joint venture which combines substantially all the operations of our cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business owned by the Blackstone Entities. Closing of the transaction is subject to customary closing conditions. We have received regulatory approval in four out of six jurisdictions requiring approval, and the EC has moved into its Phase II investigation of the ongoing merger review process. Under the standard review process of a Phase II investigation, we received a statement of objections from the EC. This statement of objections sets out the provisional position of the EC and does not prejudge the final outcome of the case.
In connection with the agreement, the joint venture with the Blackstone Entities obtained commitments for credit facilities aggregating $2.4 billion to be entered into by the joint venture entities at the closing consisting of (i) senior secured ($135 million) and senior unsecured ($65 million) revolving credit facilities in an aggregate principal amount of $200 million, (ii) senior secured term loan facilities in an aggregate principal amount of $1.0 billion, (iii) a senior unsecured bridge facility in an aggregate principal amount of $800 million, which bridge facility will backstop the proposed issuance of $800 million senior unsecured notes by a joint venture subsidiary, and (iv) a senior unsecured term loan facility in an aggregate principal amount of $400 million. The credit facilities will be guaranteed by certain of the subsidiaries of the respective borrowers; however, only the $65 million senior unsecured revolving credit facility and the $400 million senior unsecured term loan credit facility will be guaranteed by Celanese. Approximately $2.2 billion of the proceeds of the debt financing are expected to be used, in part, to repay certain of the parties' existing indebtedness and a $1.6 billion dividend to Celanese. We plan to use the proceeds of the dividend for general corporate purposes. Additionally, we anticipate that we will incur costs of approximately $50 million prior to the closing to carve out assets and entities in anticipation of contributing these to the joint venture. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
On February 8, 2018, we declared a quarterly cash dividend of $0.46 per share on our Common Stock amounting to $62 million. The cash dividend will be paid on March 2, 2018 to holders of record as of February 20, 2018.
Our Board of Directors has authorized the aggregate repurchase of $3.9 billion of our Common Stock since February 2008, including a $1.5 billion increase which was approved on July 17, 2017 by our Board of Directors. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2017, we spent $500 million on repurchased shares of our Common Stock. As of December 31, 2017, we had $1.5 billion remaining under authorizations by our Board of Directors.
See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

Contractual Debt and Cash Obligations
The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2017.

			Payments due by period
	Total		Less Than 1 Year	Years 2 & 3	Years 4 & 5	After 5 Years
	(In $ millions)
Fixed Contractual Debt Obligations
Senior notes	2,516		—	360	900	1,256
Senior unsecured term loan	494		32	100	362	—
Interest payments on debt and other obligations	553	(1)	119	206	127	101
Capital lease obligations	208		31	54	55	68
Other debt	443	(2)	263	3	3	174
Total	4,214		445	723	1,447	1,599
Operating leases	343		54	84	50	155
Uncertain tax positions, including interest and penalties	156		—	—	—	156	(3)
Unconditional purchase obligations	1,793	(4)	382	474	523	414
Pension and other postretirement funding obligations	470		49	96	94	231
Environmental and asset retirement obligations	104		33	25	11	35
Total	7,080		963	1,402	2,125	2,590
______________________________

(1)	Future interest expense is calculated using the rate in effect on December 31, 2017.

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

Contractual Guarantees and Commitments
As of December 31, 2017, we have standby letters of credit of $29 million and bank guarantees of $12 million outstanding, which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements.
See Note 14 - Debt in the accompanying consolidated financial statements for a description of the guarantees under our Senior Notes and Credit Agreement.
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
In performing a quantitative analysis, recoverability of goodwill for each reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in assessing impairment in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. We may engage third-party valuation consultants to assist with this process. The valuation consultants assess fair value by equally weighting a combination of two market approaches (market multiple analysis and comparable transaction analysis) and the discounted cash flow approach. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying amount, an impairment loss is recorded in the amount by which the carrying amount exceeds the reporting unit's fair value. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.
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
Valuation methodologies utilized to evaluate goodwill and indefinite-lived intangible assets for impairment were consistent with prior periods. We periodically engage third-party valuation consultants to assist us with this process. Specific assumptions discussed above are updated at the date of each test to consider current industry and company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment result in adjusted management projections, impairment losses may occur in future periods.
See Note 11 - Goodwill and Intangible Assets, Net in the accompanying consolidated financial statements for further information.

•	Environmental Liabilities
We manufacture and sell a diverse line of chemical products throughout the world. Accordingly, our operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous materials. We recognize losses and accrue liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Depending on the nature of the site, we accrue through 15 years, unless we have government orders or other agreements that extend beyond 15 years. We estimate environmental liabilities on a case-by-case basis using the most current status of available facts, existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Recoveries of environmental costs from other parties are recorded as assets when their receipt is deemed probable.
An environmental reserve related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These undiscounted reserves do not take into account any claims or recoveries from insurance. The measurement of environmental liabilities is based on our periodic estimate of what it will cost to perform each of the elements of the remediation effort. We utilize third parties to assist in the management and development of cost estimates for our sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur.
See Note 16 - Environmental in the accompanying consolidated financial statements for further information.

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
The estimated change in pension and postretirement net periodic benefit cost that would occur in 2018 from a change in the indicated assumptions are as follows:

	Change in Rate	Impact on Net Periodic Benefit Cost
		(In $ millions)
US Pension Benefits
Decrease in the discount rate	0.50%	(10)
Decrease in the long-term expected rate of return on plan assets(1)	0.50%	14
US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
Non-US Pension Benefits
Decrease in the discount rate	0.50%	(1)
Decrease in the long-term expected rate of return on plan assets	0.50%	2
Non-US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
______________________________

(1)	Excludes nonqualified pension plans.

•	Accounting for Commitments and Contingencies
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
CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(Unaudited) (In $ millions, except per share data)
Net sales	1,471	1,510	1,566	1,593
Gross profit	352	367	385	411
Other (charges) gains, net	(55)	(3)	—	(2)
Operating profit (loss)	192	240	252	217	(1)
Earnings (loss) from continuing operations before tax	240	281	289	265
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	183	239	230	204
Earnings (loss) from discontinued operations	—	(8)	(4)	(1)
Net earnings (loss)	183	231	226	203
Net earnings (loss) per share — basic	1.30	1.67	1.65	1.49
Net earnings (loss) per share — diluted	1.30	1.66	1.65	1.49

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(Unaudited) (In $ millions, except per share data)
Net sales	1,404	1,351	1,323	1,311
Gross profit	390	338	355	322
Other (charges) gains, net	(5)	(4)	(3)	1
Operating profit (loss)	287	243	246	117	(1)
Earnings (loss) from continuing operations before tax	318	275	281	156
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	256	221	265	160
Earnings (loss) from discontinued operations	1	—	(3)	—
Net earnings (loss)	257	221	262	160
Net earnings (loss) per share — basic	1.74	1.51	1.82	1.13
Net earnings (loss) per share — diluted	1.73	1.50	1.81	1.12
______________________________

(1)
Includes $46 million and $103 million of net actuarial losses related to defined benefit pension and other postretirement obligations in 2017 and 2016, respectively. See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, as of December 31, 2017, the Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows on page 68.
Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the subsections of "Governance" captioned "Item 1: Election of Directors," "Director Nominees," "Directors Continuing in Office," "Board and Committee Governance," "Additional Governance Features," and the sections "Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance" and "Questions and Answers – Company Documents, Communications and Stockholder Proposals" of the Company's definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2018 Proxy Statement"). Information about executive officers of the Company is contained in Part I of this Annual Report.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the section "Governance – Director Compensation" and the subsections of "Executive Compensation" captioned "Compensation Discussion and Analysis," "Compensation Risk Assessment," "Compensation and Management Development Committee Report," "Compensation Committee Interlocks and Insider Participation" and "Compensation Tables" of the 2018 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned "Stock Ownership Information – Principal Stockholders and Beneficial Owners" of the 2018 Proxy Statement.
Equity Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plans
The following information is provided as of December 31, 2017 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,701,713	(1)	$45.56	19,490,511	(2)
___________________________

(1)
Includes 1,667,573 restricted stock units ("RSUs") granted under the Celanese Corporation 2009 Global Incentive Plan, as amended and restated April 19, 2012 (the "2009 Plan"), including shares that may be issued pursuant to outstanding performance-based RSUs, assuming currently estimated maximum potential performance (except that, for the performance-based RSUs with a performance period ending December 31, 2017, assuming actual performance); actual shares may vary, depending on actual performance. If the performance-based RSUs included in this total vest at the target performance level (as opposed to the maximum potential performance), the aggregate awards outstanding would be 1,102,556. Also includes 37,758 share equivalents attributable to compensation deferred by non-management directors participating in the Company's 2008 Deferred Compensation Plan (and dividends applied to previous deferrals) and distributable in the form of shares of the Company's Series A common stock, par value $0.0001 per share ("Common Stock") under the 2009 Plan. Upon vesting, a share of the Company's Common Stock is issued for each restricted stock unit. Column (b) does not take these awards into account because they do not have an exercise price.

(2)
Includes shares available for future issuance under the Celanese Corporation 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 (the "ESPP"). As of December 31, 2017, an aggregate of 13,826,883 shares of our Common Stock were available for future issuance under the ESPP. As of December 31, 2017, 173,117 shares have been offered for purchase under the ESPP.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned "Governance – Director Independence and Related Person Transactions" of the 2018 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the section captioned "Audit Matters – Item 3: Ratification of Independent Registered Public Accounting Firm" of the 2018 Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 68 of this Annual Report on Form 10-K.
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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Name:	Mark C. Rohr
Title:	Chairman of the Board of Directors and Chief Executive Officer

Date:	February 9, 2018
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark C. Rohr and Kevin S. Oliver, and each of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK C. ROHR	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 9, 2018
Mark C. Rohr

/s/ KEVIN S. OLIVER	Acting Chief Financial Officer and Chief Accounting Officer (Person performing the functions of the Principal Financial Officer; Principal Accounting Officer)	February 9, 2018
Kevin S. Oliver

/s/ JEAN S. BLACKWELL	Director	February 9, 2018
Jean S. Blackwell

/s/ WILLIAM M. BROWN	Director	February 9, 2018
William M. Brown

/s/ BENNIE W. FOWLER	Director	February 9, 2018
Bennie W. Fowler

/s/ EDWARD G. GALANTE	Director	February 9, 2018
Edward G. Galante

/s/ KATHRYN M. HILL	Director	February 9, 2018
Kathryn M. Hill

Signature	Title	Date

/s/ DAVID F. HOFFMEISTER	Director	February 9, 2018
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 9, 2018
Jay V. Ihlenfeld

/s/ JOHN K. WULFF	Director	February 9, 2018
John K. Wulff

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To The Stockholders and Board of Directors
Celanese Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis of Opinion
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company's auditor since 2004.
Dallas, Texas
February 9, 2018

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In $ millions, except share and per share data)
Net sales	6,140	5,389	5,674
Cost of sales	(4,625)	(3,984)	(4,356)
Gross profit	1,515	1,405	1,318
Selling, general and administrative expenses	(456)	(416)	(506)
Amortization of intangible assets	(20)	(9)	(11)
Research and development expenses	(72)	(78)	(119)
Other (charges) gains, net	(60)	(11)	(351)
Foreign exchange gain (loss), net	(1)	(1)	4
Gain (loss) on disposition of businesses and assets, net	(5)	3	(9)
Operating profit (loss)	901	893	326
Equity in net earnings (loss) of affiliates	183	155	181
Interest expense	(122)	(120)	(119)
Refinancing expense	—	(6)	—
Interest income	2	2	1
Dividend income - cost investments	108	108	107
Other income (expense), net	3	(2)	(8)
Earnings (loss) from continuing operations before tax	1,075	1,030	488
Income tax (provision) benefit	(213)	(122)	(201)
Earnings (loss) from continuing operations	862	908	287
Earnings (loss) from operation of discontinued operations	(16)	(3)	(3)
Gain (loss) on disposition of discontinued operations	—	—	—
Income tax (provision) benefit from discontinued operations	3	1	1
Earnings (loss) from discontinued operations	(13)	(2)	(2)
Net earnings (loss)	849	906	285
Net (earnings) loss attributable to noncontrolling interests	(6)	(6)	19
Net earnings (loss) attributable to Celanese Corporation	843	900	304
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	856	902	306
Earnings (loss) from discontinued operations	(13)	(2)	(2)
Net earnings (loss)	843	900	304
Earnings (loss) per common share - basic
Continuing operations	6.21	6.22	2.03
Discontinued operations	(0.10)	(0.01)	(0.01)
Net earnings (loss) - basic	6.11	6.21	2.02
Earnings (loss) per common share - diluted
Continuing operations	6.19	6.19	2.01
Discontinued operations	(0.10)	(0.01)	(0.01)
Net earnings (loss) - diluted	6.09	6.18	2.00
Weighted average shares - basic	137,902,667	144,939,433	150,838,050
Weighted average shares - diluted	138,317,395	145,668,181	152,287,955

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Net earnings (loss)	849	906	285
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	—	—
Foreign currency translation	174	(11)	(188)
Gain (loss) on cash flow hedges	(1)	5	2
Pension and postretirement benefits	9	(4)	3
Total other comprehensive income (loss), net of tax	181	(10)	(183)
Total comprehensive income (loss), net of tax	1,030	896	102
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(6)	19
Comprehensive income (loss) attributable to Celanese Corporation	1,024	890	121

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2017: $19; 2016: $18)	576	638
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2017: $9; 2016: $6; variable interest entity restricted - 2017: $5; 2016: $4)	986	801
Non-trade receivables, net	244	223
Inventories	900	720
Marketable securities, at fair value	32	30
Other assets	54	60
Total current assets	2,792	2,472
Investments in affiliates	976	852
Property, plant and equipment (net of accumulated depreciation - 2017: $2,584; 2016: $2,239; variable interest entity restricted - 2017: $697; 2016: $734)	3,762	3,577
Deferred income taxes	366	159
Other assets (variable interest entity restricted - 2017: $6; 2016: $9)	338	307
Goodwill	1,003	796
Intangible assets, net (variable interest entity restricted - 2017: $25; 2016: $26)	301	194
Total assets	9,538	8,357
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	326	118
Trade payables - third party and affiliates	807	625
Other liabilities	354	322
Income taxes payable	72	12
Total current liabilities	1,559	1,077
Long-term debt, net of unamortized deferred financing costs	3,315	2,890
Deferred income taxes	211	130
Uncertain tax positions	156	131
Benefit obligations	585	893
Other liabilities	413	215
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2017 and 2016: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2017: 168,156,969 issued and 135,769,256 outstanding; 2016: 167,611,357 issued and 140,660,447 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2017 and 2016: 0 issued and outstanding)	—	—
Treasury stock, at cost (2017: 32,387,713 shares; 2016: 26,950,910 shares)	(2,031)	(1,531)
Additional paid-in capital	175	157
Retained earnings	4,920	4,320
Accumulated other comprehensive income (loss), net	(177)	(358)
Total Celanese Corporation stockholders' equity	2,887	2,588
Noncontrolling interests	412	433
Total equity	3,299	3,021
Total liabilities and equity	9,538	8,357

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	140,660,447	—	146,782,297	—	152,902,710	—
Stock option exercises	20,151	—	194,872	—	94,147	—
Purchases of treasury stock	(5,436,803)	—	(7,034,420)	—	(6,649,865)	—
Stock awards	525,461	—	717,698	—	435,305	—
Balance as of the end of the period	135,769,256	—	140,660,447	—	146,782,297	—
Treasury Stock
Balance as of the beginning of the period	26,950,910	(1,531)	19,916,490	(1,031)	13,266,625	(611)
Purchases of treasury stock, including related fees	5,436,803	(500)	7,034,420	(500)	6,649,865	(420)
Balance as of the end of the period	32,387,713	(2,031)	26,950,910	(1,531)	19,916,490	(1,031)
Additional Paid-In Capital
Balance as of the beginning of the period		157		136		103
Stock-based compensation, net of tax		23		8		28
Stock option exercises, net of tax		1		13		5
Affiliate purchase of shares from noncontrolling interests		(6)		—		—
Balance as of the end of the period		175		157		136
Retained Earnings
Balance as of the beginning of the period		4,320		3,621		3,491
Cumulative effect adjustment from adoption of new accounting standard (Note 2)		(1)		—		—
Net earnings (loss) attributable to Celanese Corporation		843		900		304
Series A common stock dividends		(241)		(201)		(174)
Restricted stock unit dividends		(1)		—		—
Balance as of the end of the period		4,920		4,320		3,621
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(358)		(348)		(165)
Other comprehensive income (loss), net of tax		181		(10)		(183)
Balance as of the end of the period		(177)		(358)		(348)
Total Celanese Corporation stockholders' equity		2,887		2,588		2,378
Noncontrolling Interests
Balance as of the beginning of the period		433		451		260
Net earnings (loss) attributable to noncontrolling interests		6		6		(19)
(Distributions to) contributions from noncontrolling interests		(27)		(24)		210
Balance as of the end of the period		412		433		451
Total equity		3,299		3,021		2,829

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Operating Activities
Net earnings (loss)	849	906	285
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	—	2	126
Depreciation, amortization and accretion	310	295	363
Pension and postretirement net periodic benefit cost	(80)	(54)	(52)
Pension and postretirement contributions	(363)	(350)	(63)
Actuarial (gain) loss on pension and postretirement plans	46	103	127
Pension curtailments and settlements, net	—	—	(3)
Deferred income taxes, net	(152)	83	42
(Gain) loss on disposition of businesses and assets, net	5	2	8
Stock-based compensation	47	31	40
Undistributed earnings in unconsolidated affiliates	(52)	(24)	(5)
Other, net	12	15	7
Operating cash provided by (used in) discontinued operations	8	2	(2)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(110)	(59)	61
Inventories	(97)	8	62
Other assets	(7)	39	(17)
Trade payables - third party and affiliates	126	7	(111)
Other liabilities	261	(113)	(6)
Net cash provided by (used in) operating activities	803	893	862
Investing Activities
Capital expenditures on property, plant and equipment	(267)	(246)	(232)
Acquisitions, net of cash acquired	(269)	(178)	(6)
Proceeds from sale of businesses and assets, net	1	12	4
Capital expenditures related to Fairway Methanol LLC	—	—	(288)
Other, net	(14)	(27)	(36)
Net cash provided by (used in) investing activities	(549)	(439)	(558)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	111	(352)	350
Proceeds from short-term borrowings	182	53	80
Repayments of short-term borrowings	(124)	(90)	(83)
Proceeds from long-term debt	351	1,509	—
Repayments of long-term debt	(77)	(1,127)	(24)
Purchases of treasury stock, including related fees	(500)	(500)	(420)
Stock option exercises	1	6	3
Series A common stock dividends	(241)	(201)	(174)
(Distributions to) contributions from noncontrolling interests	(27)	(24)	214
Other, net	(27)	(33)	(12)
Net cash provided by (used in) financing activities	(351)	(759)	(66)
Exchange rate effects on cash and cash equivalents	35	(24)	(51)
Net increase (decrease) in cash and cash equivalents	(62)	(329)	187
Cash and cash equivalents as of beginning of period	638	967	780
Cash and cash equivalents as of end of period	576	638	967

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
2. Summary of Accounting Policies
Critical Accounting Policies
Recoverability of Goodwill and Indefinite-Lived Assets
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill and indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property, plant and equipment. Impairment losses are generally recorded in Other (charges) gains, net in the consolidated statements of operations.
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
Beginning in 2016, the Company elected to change the method used to estimate the service and interest cost components of net periodic benefit cost for its significant defined benefit pension plans and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to use a full yield curve approach in the estimation of these components of net periodic benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change improves the correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of service and interest costs. This change did not affect the measurement of the Company's total benefit obligations as the change in service and interest cost was completely offset in the annual actuarial (gain) loss reported. The Company accounted for this change prospectively as a change in estimate beginning in 2016.

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
Other Accounting Policies
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
The Company assesses the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be assessed when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows and are largely independent of other asset groups. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. The Company calculates the fair value using a discounted cash flow model incorporating discount rates commensurate with the risks involved for the asset group, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections involve significant judgment and are based on management's estimate of current and forecasted market conditions and cost structure. Impairment losses are generally recorded in Other (charges) gains, net in the consolidated statements of operations.
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
Performance-based RSUs. The Company generally grants performance-based RSUs to the Company's executive officers and certain employees annually in February. The Company may also grant performance-based RSUs to certain new employees or to employees who assume positions of increasing responsibility at the time those events occur. The fair value of the Company's performance-based RSUs with a performance condition is equal to the average of the high and low price of the Company's Series A common stock, par value $0.0001 per share ("Common Stock"), on the grant date less the present value of the expected dividends not received during the vesting period. Outstanding performance-based RSUs granted prior to 2016 generally vest in two equal tranches with the final tranche vesting three years from the grant date. Outstanding performance-based RSUs granted in 2016 and thereafter generally cliff-vest three years from the date of grant. Compensation expense for performance-based RSUs granted prior to 2016 is recognized over the vesting period of the respective grant based on the accelerated attribution method, and compensation expense for performance-based RSUs granted in 2016 and thereafter is recognized over the vesting period of the respective grant on a straight-line basis. Historically, the Company recognized share-based compensation net of estimated forfeitures over the vesting period of the respective grant. Effective January 1, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $1 million to Retained earnings as of January 1, 2017. See Note 3 for further information.
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
January 1, 2019. Early adoption is permitted.
The Company plans to early adopt the new guidance during the three months ended March 31, 2018, but does not expect adoption will have a material impact on the Company's financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.	The new guidance clarifies the presentation and classification of the components of net periodic benefit costs in the consolidated statement of operations.	January 1, 2018. Early adoption is permitted.
The adoption of the new guidance will result in the reclassification of ($44) million, $41 million and $59 million of non-operating pension cost (credit) into non-operating pension cost (credit) below Operating profit, primarily impacting the Other Activities segment, for the years ended December 31, 2017, 2016 and 2015, respectively. The reclassification will not impact Earnings from continuing operations before taxes. Further, the adoption will not have a material impact on the Company's financial statement disclosures.

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
		January 1, 2018. Early adoption is permitted.	The adoption of the new guidance will not have a material impact on the Company's financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments.	The new guidance clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.	January 1, 2018. Early adoption is permitted.	The adoption of the new guidance will not have a material impact on the Company's financial statements and related disclosures.

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

The Company changed its accounting policy regarding the recognition of stock-based compensation expense as part of the adoption (Note 2).

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.	The new guidance updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	January 1, 2018. Early adoption is permitted.	The Company plans to adopt the guidance effective January 1, 2018, and will apply the modified retrospective approach with a cumulative-effect adjustment of less than $1 million to Retained earnings.

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
January 1, 2018. Earlier adoption was permitted, but not before December 15, 2016.
The Company will adopt the revenue guidance effective January 1, 2018, using the modified retrospective approach. The Company has completed its assessment, and the impact from adoption is less than $1 million to the consolidated financial statements and related disclosures. Further, the Company does not expect a significant change to the manner or timing of recognizing revenue as a majority of its revenue transactions are recognized when product is delivered.

4. Acquisitions, Dispositions and Plant Closures
Acquisitions

•	Acetate Tow Joint Venture
On June 18, 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of The Blackstone Group L.P. (the "Blackstone Entities") to form a joint venture which combines substantially all of the operations of the Company's cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business formerly operated by Solvay S.A. and acquired by the Blackstone Entities on June 1, 2017. The Company's cellulose derivatives operations are included in the Consumer Specialties segment. The combined business will operate under a common governance structure through two separate joint ventures, each of which will be owned ultimately 70% and 30% by Celanese and the Blackstone Entities, respectively. One venture will primarily be comprised of the US operations being contributed and the other will be comprised of the remaining international operations being contributed. Closing of the transaction is subject to customary closing conditions, including: (i) waiting periods, clearances and/or approvals of the European Union and other jurisdictions requiring antitrust or similar approvals, and (ii) completion of the internal reorganization of the Company's cellulose derivatives business to facilitate the closing and operation of the joint venture post-closing. The agreement may be terminated by Celanese and/or the Blackstone Entities under certain limited circumstances, including if the closing is not consummated within one year of signing, which date may be extended by an additional 90 days, under certain circumstances. Pursuant to the terms of the agreement, once approved and upon closing, the Company is expecting to consolidate the joint venture results, subject to the Blackstone Entities' noncontrolling interest. The Company has received regulatory approval in four out of six jurisdictions requiring approval, and the European Commission ("EC") has moved into its Phase II investigation of the ongoing merger review process. Under the standard review process of a Phase II investigation, the Company received a statement of objections from the EC. This statement of objections sets out the provisional position of the EC and does not prejudge the final outcome of the case.

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
Pro forma financial information since the respective acquisition date has not been provided as the acquisition did not have a material impact on the Company's financial information. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market, or cost approach (or a combination thereof). Fair values were determined based on Level 3 inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The purchase price allocation is based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. During the year ended December 31, 2017, the Company made certain adjustments to its purchase price allocation to adjust taxes and working capital, which resulted in a $2 million reduction to goodwill initially recorded. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.

The preliminary purchase price allocation for the Nilit acquisition is as follows:

As of May 3, 2017
(In $ millions)
Cash and cash equivalents	4
Trade receivables - third party and affiliates	21
Inventories	37
Property, plant and equipment, net	36
Intangible assets (Note 11)	104
Goodwill (Note 11)(1)	136
Other assets	11
Total fair value of assets acquired	349

Trade payables - third party and affiliates	(8)
Total debt (Note 14)	(12)
Deferred income taxes	(26)
Benefit obligations	(15)
Other liabilities(2)	(45)
Total fair value of liabilities assumed	(106)
Net assets acquired	243
______________________________

(1)	Goodwill consists of expected revenue and operating synergies resulting from the acquisition. None of the goodwill is deductible for income tax purposes.

(2)	Includes a $29 million acquisition payment to Nilit Group after the date of close, which was paid as of June 30, 2017.
During the year ended December 31, 2017, transaction related costs of $3 million were expensed as incurred to Selling, general and administrative expenses in the consolidated statements of operations. The amount of pro forma Net earnings (loss) of Nilit included in the Company's consolidated statement of operations was less than 1% (unaudited) of its consolidated Net earnings (loss) had the acquisition occurred as of the beginning of 2017. The amount of Nilit Net earnings (loss) consolidated by the Company since the acquisition date was not material.

•	SO.F.TER. S.r.l.
In December 2016, the Company acquired 100% of the stock of the Forli, Italy based SO.F.TER. S.r.l. ("SOFTER"), a leading thermoplastic compounder. The acquisition of SOFTER increases the Company's global engineered materials product platforms, extends the operational model, technical and industry solutions capabilities and expands project pipelines. The acquisition was accounted for as a business combination and the acquired operations are included in the Advanced Engineered Materials segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based on preliminary information. During the year ended December 31, 2017, the Company made certain adjustments to its purchase price allocation to adjust property, plant and equipment, inventory, accounts receivable and taxes, which resulted in a $6 million reduction to goodwill initially recorded.
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

The carrying amount of the assets and liabilities associated with Fairway included in the consolidated balance sheets are as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Cash and cash equivalents	19	18
Trade receivables, net - third party & affiliates	9	8
Property, plant and equipment (net of accumulated depreciation - 2017: $90; 2016: $50)	697	734
Intangible assets (net of accumulated amortization - 2017: $2; 2016: $1)	25	26
Other assets	6	9
Total assets(1)	756	795

Trade payables	16	15
Other liabilities(2)	4	2
Total debt	5	5
Deferred income taxes	3	2
Total liabilities	28	24
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2017 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Property, plant and equipment, net	53	60

Trade payables	25	53
Current installments of long-term debt	18	10
Long-term debt	76	91
Total liabilities	119	154

Maximum exposure to loss	164	240
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

6. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 15) as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Amortized cost	32	30
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	32	30
7. Receivables, Net

	As of December 31,
	2017	2016
	(In $ millions)
Trade receivables - third party and affiliates	995	807
Allowance for doubtful accounts - third party and affiliates	(9)	(6)
Trade receivables - third party and affiliates, net	986	801

	As of December 31,
	2017	2016
	(In $ millions)
Non-income taxes receivable	81	83
Reinsurance receivables	16	16
Income taxes receivable	64	43
Other	83	81
Non-trade receivables, net	244	223
8. Inventories

	As of December 31,
	2017	2016
	(In $ millions)
Finished goods	591	506
Work-in-process	57	45
Raw materials and supplies	252	169
Total	900	720
9. Investments in Affiliates
Entities in which the Company has an investment accounted for under the cost or equity method of accounting are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.

Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2017	2016	2017	2016	2017	2016	2015	2017	2016	2015
	(In percentages)		(In $ millions)
Advanced Engineered Materials
Ibn Sina	25	25	178	113	58	38	88	(1)	(18)	(98)
InfraServ GmbH & Co. Hoechst KG(1)	32	—	139	—	19	—	—	(26)	—	—
Fortron Industries LLC	50	50	111	100	17	9	11	(6)	(9)	(8)
Korea Engineering Plastics Co., Ltd.	50	50	155	137	25	25	16	(25)	(11)	(10)
Polyplastics Co., Ltd.	45	45	170	156	57	50	35	(64)	(54)	(20)
Other Activities(2)
InfraServ GmbH & Co. Gendorf KG(3)	39	39	41	38	4	7	7	(5)	(5)	(5)
InfraServ GmbH & Co. Hoechst KG(1)	—	32	—	132	—	22	21	—	(30)	(32)
InfraServ GmbH & Co. Knapsack KG(3)	27	27	20	18	2	4	4	(4)	(4)	(3)
Consumer Specialties
Sherbrooke Capital Health and Wellness, L.P.(4)	10	10	3	3	1	—	(1)	—	—	—
Total			817	697	183	155	181	(131)	(131)	(176)
______________________________

(1)
InfraServ GmbH & Co. Hoechst KG is owned primarily by an entity included in the Company's Advanced Engineered Materials segment. Prior to 2017, InfraServ GmbH & Co. Hoechst KG was owned primarily by an entity included in the Company's Other Activities segment. The Company's Consumer Specialties segment and Acetyl Intermediates segment also each hold an ownership percentage.

(2)
InfraServ real estate service companies ("InfraServ Entities") own and operate sites in Frankfurt am Main-Hoechst, Gendorf and Knapsack, Germany. The InfraServ Entities were created to own land and property and to provide various technical and administrative services at these manufacturing locations.

(3)	See Note 29 for further information.

(4)	The Company accounts for its ownership interest in Sherbrooke Capital Health and Wellness, L.P. under the equity method of accounting because the Company is able to exercise significant influence.

Cost Method
Cost method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2017	2016	2017	2016	2017	2016	2015
	(In percentages)		(In $ millions)
Consumer Specialties
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	12	14	14
Nantong Cellulose Fibers Co. Ltd.	31	31	109	106	81	80	79
Zhuhai Cellulose Fibers Co. Ltd.	30	30	30	30	14	13	13
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	5	5	1	1	1
Other			1	—	—	—	—
Total			159	155	108	108	107
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
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Purchases	250	203	195
Sales	—	2	—

	As of December 31,
	2017	2016
	(In $ millions)
Non-trade receivables	21	26
Total due from affiliates	21	26

Short-term borrowings(1)	32	17
Trade payables	36	45
Current Other liabilities	8	8
Total due to affiliates	76	70
______________________________

(1)	The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.

10. Property, Plant and Equipment, Net

	As of December 31,
	2017	2016
	(In $ millions)
Land	47	38
Land improvements	72	70
Buildings and building improvements	758	695
Machinery and equipment	5,101	4,753
Construction in progress	368	260
Gross asset value	6,346	5,816
Accumulated depreciation	(2,584)	(2,239)
Net book value	3,762	3,577
Assets under capital leases, net, included in the amounts above are as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Buildings	14	13
Machinery and equipment	296	291
Accumulated depreciation	(179)	(149)
Net book value	131	155
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Capitalized interest	6	5	15
Depreciation expense	285	281	346
During 2017 and 2016, certain long-lived assets were impaired (Note 18). No long-lived assets were impaired during 2015.
11. Goodwill and Intangible Assets, Net
Goodwill

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2015	282	230	39	154	705
Acquisitions (Note 4)	106	—	—	—	106
Exchange rate changes	(3)	(5)	(1)	(6)	(15)
As of December 31, 2016	385	225	38	148	796
Acquisitions (Note 4)	128	—	—	—	128
Exchange rate changes	42	12	2	23	79
As of December 31, 2017(1)	555	237	40	171	1,003
______________________________

(1)	There were $0 million of accumulated impairment losses as of December 31, 2017.

In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2017 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2017 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2015	38	456	35	50	579
Acquisitions (Note 4)	—	64	—	3	67	(1)
Exchange rate changes	(2)	(11)	—	—	(13)
As of December 31, 2016	36	509	35	53	633
Acquisitions (Note 4)	—	73	9	—	82	(2)
Exchange rate changes	2	58	1	1	62
As of December 31, 2017	38	640	45	54	777
Accumulated Amortization
As of December 31, 2015	(25)	(449)	(25)	(29)	(528)
Amortization	(3)	(2)	(2)	(2)	(9)
Exchange rate changes	1	11	1	—	13
As of December 31, 2016	(27)	(440)	(26)	(31)	(524)
Amortization	(4)	(11)	(3)	(2)	(20)
Exchange rate changes	(2)	(45)	(1)	1	(47)
As of December 31, 2017	(33)	(496)	(30)	(32)	(591)
Net book value	5	144	15	22	186
______________________________

(1)	Primarily related to intangible assets acquired from SOFTER (Note 4) during the year ended December 31, 2016, with a weighted average amortization period of 12 years.

(2)	Primarily related to intangible assets acquired from Nilit (Note 4) during the year ended December 31, 2017, with a weighted average amortization period of 14 years.
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2015	74
Acquisitions (Note 4)	12
Exchange rate changes	(1)
As of December 31, 2016	85
Acquisitions (Note 4)	22
Exchange rate changes	8
As of December 31, 2017	115

In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2017 as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying amount of the underlying asset by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2017 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
The Company's trademarks and trade names have an indefinite life. For the year ended December 31, 2017, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2018	19
2019	17
2020	15
2021	15
2022	14
12. Current Other Liabilities

	As of December 31,
	2017	2016
	(In $ millions)
Asset retirement obligations	19	9
Benefit obligations (Note 15)	30	31
Customer rebates	65	51
Derivatives (Note 22)	3	3
Environmental (Note 16)	14	14
Insurance	5	6
Interest	17	15
Restructuring (Note 18)	5	16
Salaries and benefits	113	97
Sales and use tax/foreign withholding tax payable	16	21
Other	67	59
Total	354	322
13. Noncurrent Other Liabilities

	As of December 31,
	2017	2016
	(In $ millions)
Asset retirement obligations	7	20
Deferred proceeds	47	41
Deferred revenue	6	9
Environmental (Note 16)	59	50
Income taxes payable (Note 19)	197	6
Insurance	43	46
Other	54	43
Total	413	215

Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Balance at beginning of year	29	36	37
Additions(1)	—	2	—
Accretion	1	1	1
Payments	(5)	(10)	(4)
Revisions to cash flow estimates(2)	1	—	2
Balance at end of year	26	29	36
______________________________

(1)	Primarily relates to sites which management no longer considers to have an indeterminate life.

(2)	Primarily relates to revisions to the estimated cost and timing of future obligations.
Included in the asset retirement obligations for the years ended December 31, 2017 and 2016 is $10 million and $10 million, respectively, related to indemnifications received for a business acquired in 2005. The corresponding $10 million receivable is included in Non-trade receivables, net in the consolidated balance sheet as of December 31, 2017.
14. Debt

	As of December 31,
	2017	2016
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	63	27
Short-term borrowings, including amounts due to affiliates(1)	86	68
Short-term SOFTER bank loans (Note 4)(2)	—	23
Revolving credit facility(3)	97	—
Accounts receivable securitization facility(4)	80	—
Total	326	118
______________________________

(1)	The weighted average interest rate was 2.8% and 3.1% as of December 31, 2017 and 2016, respectively.

(2)	The weighted average interest rate was 1.2% as of December 31, 2016.

(3)	The weighted average interest rate was 4.1% as of December 31, 2017.

(4)	The weighted average interest rate was 2.1% as of December 31, 2017.

	As of December 31,
	2017	2016
	(In $ millions)
Long-Term Debt
Senior unsecured term loan due 2021(1)	494	500
Senior unsecured notes due 2019, interest rate of 3.250%	360	316
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	897	788
Senior unsecured notes due 2025, interest rate of 1.250%	359	—
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	169	170
SOFTER bank loans due at various dates through 2021 (Note 4)(2)	—	47
Nilit bank loans due at various dates through 2026 (Note 4)(3)	11	—
Obligations under capital leases due at various dates through 2054	208	217
Subtotal	3,398	2,938
Unamortized debt issuance costs(4)	(20)	(21)
Current installments of long-term debt	(63)	(27)
Total	3,315	2,890
______________________________

(1)	The margin for borrowings under the senior unsecured term loan due 2021 was 1.5% above LIBOR at current Celanese credit ratings.

(2)	The weighted average interest rate was 1.6% as of December 31, 2016.

(3)	The weighted average interest rate was 1.3% as of December 31, 2017.

(4)	Related to the Company's long-term debt, excluding obligations under capital leases.
Senior Credit Facilities
In July 2016, Celanese, Celanese US and certain subsidiaries entered into a new senior credit agreement (the "Credit Agreement") consisting of a $500 million senior unsecured term loan and a $1.0 billion senior unsecured revolving credit facility (with a letter of credit sublimit), each maturing in 2021. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries ("the Subsidiary Guarantors").
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of December 31, 2017
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	97
Letters of credit issued	—
Available for borrowing(2)	903
______________________________

(1)	The Company borrowed $528 million and repaid $431 million under its senior unsecured revolving credit facility during the year ended December 31, 2017.

(2)	The margin for borrowings under the senior unsecured revolving credit facility were 1.5% above LIBOR at current Company credit ratings.

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
On December 11, 2017, Celanese US completed an offering of €300 million in principal amount of 1.250% senior unsecured notes due February 11, 2025 (the "1.250% Notes") in a public offering registered under the Securities Act. The 1.250% Notes were issued under a base indenture dated May 6, 2011. The 1.250% Notes were issued at a discount to par at a price of 99.810%, which is being amortized to Interest expense in the consolidated statements of operations over the term of the 1.250% Notes. Commencing November 11, 2024 through the redemption date, February 11, 2025, Celanese US may redeem some or all of the 1.250% Notes at any time and from time to time at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date.
In September 2016, Celanese US completed an offering of €750 million in principal amount of 1.125% senior unsecured notes due September 26, 2023 (the "1.125% Notes") in a public offering registered under the Securities Act. The 1.125% Notes were issued under a base indenture dated May 6, 2011. The 1.125% Notes were issued at a discount to par at a price of 99.713%, which is being amortized to Interest expense in the consolidated statements of operations over the term of the 1.125% Notes. Net proceeds from the sale of the 1.125% Notes were used to repay $411 million of outstanding borrowings under the new senior unsecured revolving credit facility and for general corporate purposes. Commencing June 26, 2023 through the redemption date, September 26, 2023, Celanese US may redeem some or all of the 1.125% Notes at any time and from time to time at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date.
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
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of December 31, 2017
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	80
Letters of credit issued	29
Available for borrowing	11
Total borrowing base	120

Maximum borrowing base(2)	120
______________________________

(1)	The Company borrowed $85 million and repaid $5 million during the year ended December 31, 2017.

(2)	Outstanding accounts receivable transferred to the SPE was $158 million.

Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2018	326
2019	437
2020	80
2021	794
2022	526
Thereafter	1,498
Total	3,661
Net deferred financing costs are as follows:

(In $ millions)
As of December 31, 2014	27
Financing costs deferred	—
Accelerated amortization due to refinancing activity	—
Amortization	(5)
As of December 31, 2015(1)	22
Financing costs deferred(2)	13
Accelerated amortization due to refinancing activity(3)	(3)
Amortization	(5)
As of December 31, 2016(1)	27
Financing costs deferred(4)	1
Accelerated amortization due to refinancing activity	—
Amortization	(4)
As of December 31, 2017(1)	24
____________________________

(1)
Includes $4 million, $6 million and $4 million as of December 31, 2017, 2016 and 2015, respectively, related to the Company's revolving credit facility and accounts receivables securitization facility, which are included in noncurrent Other assets in the consolidated balance sheets.

(2)
Includes $5 million, $6 million and $2 million related to the Credit Agreement, the 1.125% Notes and the pollution control and industrial revenue bonds, respectively, all of which are being amortized through the term of the respective financing arrangement.

(3)
Includes $2 million and $1 million related to the senior secured credit facilities and the pollution control and industrial revenue bonds, respectively, which are included in Refinancing expense in the consolidated statement of operations during the year ended December 31, 2016.

(4)	Related to the 1.250% Notes, which are being amortized through the term of the 1.250% Notes.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2017.

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

Based on the 2017 unaudited and 2016 audited multiemployer defined benefit plan's financial statements, the plan is 100% funded in 2017, 2016 and 2015. The number of employees covered by the Company's multiemployer defined benefit plan remained relatively stable year over year from 2015 to 2017, resulting in minimal changes to employer contributions. Participation in the German multiemployer defined benefit plan is not considered individually significant to the Company.
Contributions made by the Company to the German multiemployer plan are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Multiemployer defined benefit plan	7	7	6
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
Postemployment obligations are as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Postemployment benefits	8	9
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

•	For certain eligible US employees, provides an incremental retirement contribution through 2017, based on years of service and specified percentages of eligible compensation.
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Defined contribution plans	40	43	44

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2017	2016	2017	2016
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	3,610	3,635	67	66
Service cost	9	8	1	—
Interest cost	107	113	1	2
Participant contributions	—	—	—	—
Plan amendments	—	—	—	—
Net actuarial (gain) loss(1)	151	102	(2)	3
Divestitures	—	—	—	—
Settlements	(1)	(1)	—	—
Benefits paid	(233)	(232)	(4)	(4)
Federal subsidy on Medicare Part D	—	—	—	—
Curtailments	—	—	—	—
Special termination benefits	1	3	—	—
Exchange rate changes	69	(18)	3	—
Other(2)	15	—	—	—
Projected benefit obligation as of end of period	3,728	3,610	66	67
Change in Plan Assets
Fair value of plan assets as of beginning of period	2,784	2,508	—	—
Actual return on plan assets	302	177	—	—
Employer contributions	359	346	4	4
Participant contributions	—	—	—	—
Settlements	(1)	(1)	—	—
Benefits paid(3)	(233)	(232)	(4)	(4)
Exchange rate changes	40	(14)	—	—
Fair value of plan assets as of end of period	3,251	2,784	—	—
Funded status as of end of period	(477)	(826)	(66)	(67)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	64	22	—	—
Current Other liabilities	(24)	(25)	(5)	(5)
Benefit obligations	(517)	(823)	(61)	(62)
Net amount recognized	(477)	(826)	(66)	(67)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(4)	9	18	—	—
Prior service (benefit) cost	(1)	(1)	1	(1)
Net amount recognized(5)	8	17	1	(1)
______________________________

(1)	Primarily relates to change in discount rates.

(2)	Primarily relates to the acquisition of Nilit (Note 4).

(3)	Includes benefit payments to nonqualified pension plans of $22 million and $22 million as of December 31, 2017 and 2016, respectively.

(4)	Relates to the pension plans of the Company's equity method investments.

(5)	Amount shown net of an income tax benefit of $6 million and $4 million as of December 31, 2017 and 2016, respectively, in the consolidated statements of equity (Note 17).
The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2017	2016	2017	2016
	(In percentages)
US plans	83	85	54	57
International plans	17	15	46	43
Total	100	100	100	100
The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2017	2016
	(In percentages)
US plans	88	88
International plans	12	12
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Projected benefit obligation	882	3,559
Fair value of plan assets	341	2,711
Pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Accumulated benefit obligation	861	3,538
Fair value of plan assets	338	2,708
The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Accumulated benefit obligation	3,710	3,591
Beginning in 2016, the Company adopted a full yield curve approach to estimate the service and interest cost components of net periodic benefit cost (Note 2). The Company's adoption of the full yield curve approach reduced 2016 service and interest cost by $29 million as compared to the previous single weighted average discount rate method.

The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In $ millions)
Service cost	9	8	12	1	—	1
Interest cost	107	113	139	1	2	3
Expected return on plan assets	(198)	(177)	(209)	—	—	—
Amortization of prior service cost / (credit)	—	—	—	(1)	(3)	—
Recognized actuarial (gain) loss	48	101	134	(2)	2	(7)
Curtailment (gain) loss	—	—	(3)	—	—	—
Settlement (gain) loss	—	—	—	—	—	—
Special termination benefit	1	3	2	—	—	—
Total	(33)	48	75	(1)	1	(3)
Amortization of Accumulated other comprehensive income (loss), net into net periodic benefit cost in 2018 is expected to be as follows:

	Pension Benefits	Postretirement Benefits
(In $ millions)
Prior service cost	—	—
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain US employees as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Nonqualified Trust Assets
Marketable securities, at fair value	32	30
Noncurrent Other assets, consisting of insurance contracts	42	49
Nonqualified Pension Obligations
Current Other liabilities	22	22
Benefit obligations	237	241
Expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Total	18	18	—	(1)
______________________________

(1)	Actuarial gain offset interest cost.

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2017	2016	2017	2016
	(In percentages)
Discount Rate Obligations
US plans	3.5	3.9	3.4	3.8
International plans	2.1	2.1	3.2	3.3
Combined	3.3	3.7	3.2	3.4
Rate of Compensation Increase
US plans	N/A	N/A
International plans	2.8	2.8
Combined	2.8	2.8
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In percentages)
Discount Rate Obligations
US plans	3.9	4.2	3.9	3.8	4.0	3.7
International plans	2.1	2.6	2.4	3.3	3.6	3.5
Combined	3.7	4.0	3.7	3.4	3.9	3.6
Discount Rate Service Cost(1)
US plans	1.2	4.5	3.9	4.0	4.2	3.7
International plans	2.5	3.1	2.4	3.4	3.8	3.5
Combined	2.5	3.1	3.7	2.9	3.8	3.6
Discount Rate Interest Cost(1)
US plans	3.3	3.4	3.9	3.1	3.1	3.7
International plans	1.7	2.2	2.4	2.9	3.1	3.5
Combined	3.1	3.2	3.7	2.9	3.1	3.6
Expected Return on Plan Assets
US plans	7.5	7.5	8.0
International plans	5.9	6.1	6.0
Combined	7.3	7.3	7.8
Rate of Compensation Increase
US plans	N/A	N/A	N/A
International plans	2.8	2.7	2.8
Combined	2.8	2.7	2.8
______________________________

(1)	Beginning in 2016, weighted-average discount rates reflect the adoption of the full yield curve approach.

The Company's health care cost trend assumptions for US postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2017	2016	2015
	(In percentages, except year)
Health care cost trend rate assumed for next year	9.0	9.5	10.0
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2026	2026	2026
Assumed health care cost trend rates for US postretirement medical plans have a significant effect on the amounts reported for the health care plans.
The impact of a one percentage point change in the assumed health care cost trend is as follows:

	Trend Rate Change
	Decreases 1%	Increases 1%
	(In $ millions)
Postretirement obligations	2	2
Service and interest cost	—	—
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2017 are as follows:

	US Plans	International Plans
	(In percentages)
Bonds - domestic to plans	75	59
Equities - domestic to plans	8	16
Equities - international to plans	7	—
Other	10	25
Total	100	100
On average, the actual return on the US qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The US qualified defined benefit plans' actual return on assets for the year ended December 31, 2017 was 11.4% versus an expected long-term rate of asset return assumption of 7.5%. The expected long-term rate of asset return assumption used to determine 2018 net periodic benefit cost is 6.8% for the US qualified defined benefit plans.
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
Registered Investment Companies: Composed of various mutual funds and other investment companies whose diversified portfolio is comprised of foreign and domestic equities, fixed income securities, and short-term investments. Investments are valued at the net asset value of units held by the plan at year-end.
Common/Collective Trusts: Composed of various funds whose diversified portfolio is comprised of foreign and domestic equities, fixed income securities, and short-term investments. Investments are valued at the net asset value of units held by the plan at year-end.

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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2017	2016	2017	2016	2017	2016
	(In $ millions)
Assets
Cash and cash equivalents	5	2	—	—	5	2
Derivatives
Swaps	—	—	8	2	8	2
Equity securities
US companies	—	260	—	—	—	260
International companies	72	345	—	—	72	345
Fixed income
Corporate debt	—	—	776	798	776	798
Treasuries, other debt	48	37	1,411	793	1,459	830
Mortgage backed securities	—	—	7	7	7	7
Insurance contracts	—	—	36	31	36	31
Other	4	24	1	—	5	24
Total investments, at fair value(1)	129	668	2,239	1,631	2,368	2,299
Liabilities
Derivatives
Swaps	—	—	7	2	7	2
Other	—	—	—	1	—	1
Total liabilities	—	—	7	3	7	3
Total net assets(2)	129	668	2,232	1,628	2,361	2,296
______________________________

(1)
In accordance with ASU 2015-07 (Note 2), certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. Total investments, at fair value, for the year ended December 31, 2017 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $727 million, $60 million and $96 million, respectively. Total investments, at fair value, for the year ended December 31, 2016 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $195 million, $134 million and $149 million, respectively.

(2)
Total net assets excludes non-financial plan receivables and payables of $25 million and $18 million, respectively, as of December 31, 2017 and $20 million and $10 million, respectively, as of December 31, 2016. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2018
(In $ millions)
Cash contributions to defined benefit pension plans	23
Benefit payments to nonqualified pension plans	21
Benefit payments to other postretirement benefit plans	5
The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefits expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2018	235	5
2019	233	5
2020	231	4
2021	227	4
2022	224	4
2023-2027	1,090	18
______________________________

(1)	Payments are expected to be made primarily from plan assets.

(2)	Payments are expected to be made primarily from Company assets.
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
The components of environmental remediation reserves are as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Demerger obligations (Note 24)	28	18
Divestiture obligations (Note 24)	17	16
Active sites	15	16
US Superfund sites	11	11
Other environmental remediation reserves	2	3
Total	73	64

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
The Company did not record any insurance recoveries during 2017 or have any receivables for insurance recoveries related to these matters as of December 31, 2017. As of December 31, 2017 and 2016, there were receivables of $3 million and $2 million, respectively, from the former owner of the Company's Spondon, Derby, United Kingdom acetate flake, tow and film business, which was acquired in 2007.
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2017
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG(2)	39	10	9
InfraServ GmbH & Co. Hoechst KG	32	40	71
InfraServ GmbH & Co. Knapsack KG(2)	27	22	1
______________________________

(1)	Gross reserves maintained by the respective InfraServ entity.

(2)	See Note 29 for further information.

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
As events progress at each site for which it has been named a PRP, the Company accrues, as appropriate, a liability for site cleanup. Such liabilities include all costs that are probable and can be reasonably estimated. In establishing these liabilities, the Company considers the contaminants of concern, the potential impact thereof, the relationship of contaminants of concern to its current and historic operations, its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party's percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.
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
On February 8, 2018, the Company declared a quarterly cash dividend of $0.46 per share on its Common Stock amounting to $62 million. The cash dividend will be paid on March 2, 2018 to holders of record as of February 20, 2018.

Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,				Total From February 2008 Through December 31, 2017
	2017	2016	2015
Shares repurchased	5,436,803	7,034,420	6,640,601	(1)	39,779,019
Average purchase price per share	$91.97	$71.08	$63.31		$58.71
Amount spent on repurchased shares (in millions)	$500	$500	$420		$2,335
Aggregate Board of Directors repurchase authorizations during the period (in millions)(2)	$1,500	$—	$1,000		$3,866
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
Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2017			2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	(1)	(1)	—	—	—	—	—	—
Foreign currency translation	162	12	174	(22)	11	(11)	(193)	5	(188)
Gain (loss) on cash flow hedges	—	(1)	(1)	5	—	5	3	(1)	2
Pension and postretirement benefits	7	2	9	(5)	1	(4)	4	(1)	3
Total	169	12	181	(22)	12	(10)	(186)	3	(183)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 6)	Foreign Currency Translation	Gain (Loss) from Cash Flow Hedges (Note 22)	Pension and Postretirement Benefits (Note 15)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2014	1	(151)	(4)	(11)	(165)
Other comprehensive income (loss) before reclassifications	—	(193)	(2)	6	(189)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	5	(2)	3
Income tax (provision) benefit	—	5	(1)	(1)	3
As of December 31, 2015	1	(339)	(2)	(8)	(348)
Other comprehensive income (loss) before reclassifications	—	(22)	7	(3)	(18)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	(2)	(4)
Income tax (provision) benefit	—	11	—	1	12
As of December 31, 2016	1	(350)	3	(12)	(358)
Other comprehensive income (loss) before reclassifications	—	162	4	8	174
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(4)	(1)	(5)
Income tax (provision) benefit	(1)	12	(1)	2	12
As of December 31, 2017	—	(176)	2	(3)	(177)
18. Other (Charges) Gains, Net

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Employee termination benefits (Note 4)(1)	(4)	(11)	(53)
InfraServ ownership change	(4)	—	—
Asset impairments	—	(2)	(126)
Other plant/office closures	(52)	—	—
Singapore contract termination	—	—	(174)
Commercial disputes	—	2	2
Total	(60)	(11)	(351)
______________________________

(1)	Includes $1 million and $3 million of special termination benefits included in Benefit obligations in the consolidated balance sheet as of December 31, 2017 and 2016, respectively.
2017
During the year ended December 31, 2017, the Company recorded $4 million of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.

A partner in the Company's InfraServ equity affiliate investments exercised an option right, which was disputed, to purchase additional ownership interests in the InfraServ entities from the Company. The purchase of these interests will reduce the Company's ownership interests in InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG from 39% and 27%, to 30% and 22%, respectively. Accordingly, during the year ended December 31, 2017, the Company reduced the carrying value of these investments by $4 million. In addition, the Company has reserved certain amounts for dividends received from the investments since the exercise notification was received. These InfraServ investments are primarily owned by entities included in the Other Activities segment. See Note 29 for further information.
During the year ended December 31, 2017, the Company provided notice of termination of a contract with a key raw materials supplier at its ethanol production unit in Nanjing, China. As a result, the Company recorded an estimated $51 million of plant/office closure costs primarily consisting of a $22 million contract termination charge and a $21 million reduction to its non-income tax receivable. The Nanjing, China ethanol production unit is included in the Company's Acetyl Intermediates segment.
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

The changes in the restructuring reserves by business segment are as follows:

	Advanced Engineered Materials	Consumer Specialties	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2015	3	14	6	1	6	30
Additions	2	2	2	1	3	10
Cash payments	(3)	(6)	(6)	(1)	(5)	(21)
Other changes	(1)	—	—	—	(1)	(2)
Exchange rate changes	—	(1)	—	—	—	(1)
As of December 31, 2016	1	9	2	1	3	16
Additions	1	2	—	—	1	4
Cash payments	(1)	(3)	(2)	—	(2)	(8)
Other changes	—	(8)	—	—	(1)	(9)
Exchange rate changes	—	—	—	—	—	—
As of December 31, 2017	1	—	—	1	1	3
Other Plant/Office Closures
As of December 31, 2015	—	—	—	—	—	—
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of December 31, 2016	—	—	—	—	—	—
Additions	—	—	—	29	—	29
Cash payments	—	—	—	(24)	—	(24)
Other changes	—	—	—	(3)	—	(3)
Exchange rate changes	—	—	—	—	—	—
As of December 31, 2017	—	—	—	2	—	2
Total	1	—	—	3	1	5
19. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and is effective January 1, 2018. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments.

The deemed repatriation of previously unremitted foreign earnings, of which the Company had approximately $3.0 billion as of December 31, 2017, will be taxed at 8% to the extent those earnings were reinvested in non-cash foreign assets, while previously unremitted earnings that have not been reinvested, computed based upon a two-year historical average of foreign cash and cash equivalents balances, will be taxed at 15.5%. The Company estimated its gross charge for the deemed repatriation of foreign earnings to be approximately $370 million. The deemed repatriation requires the recognition of both unrepatriated earnings, as well as various existing offshore foreign tax credits and attributes, resulting in an estimated net charge for the deemed repatriation of $197 million recorded in 2017. In addition to offshore foreign tax credits, existing foreign tax credit carryforwards in the US will be available to offset this tax charge. Due to the availability of foreign tax credit carryforwards, the Company does not expect a material cash impact from this repatriation provision and any remaining portion of the tax not covered by tax credits will be paid in installments over an eight year period.

The Company was also required to adjust the recorded amounts of its US deferred tax assets and liabilities resulting from the reduction in the US corporate tax rate and the impact of the dividends received deduction provisions on its deferred tax liabilities related to outside basis differences in certain joint venture investments. As a result of these changes, the Company recognized a tax benefit of approximately $107 million in 2017.
The global minimum income tax and base erosion provisions are effective for taxable years beginning after December 31, 2017. The Company does not currently expect these provisions to have a material impact on its tax rate. Based on initial guidance from the FASB, the Company has elected not to record deferred taxes related to future liabilities due to the minimum tax on global low taxed intangible income.
Due to the timing of the new tax law and the substantial changes it brings, the Staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides registrants a measurement period to report the impact of the new US tax law. During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the TCJA.
The Company has recorded provisional amounts for several of the impacts of the new tax law including: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Certain items or estimates that result in impacts of the TCJA being provisional include: detailed foreign earnings calculations for the most recent period, projected foreign cash balances for certain foreign subsidiaries and finalized computations of foreign tax credit availability. In addition, the Company's 2017 US federal income tax return will not be finalized until later in 2018, and while historically this process has resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the US tax rate will result in adjustments to the Company's income tax (provision) benefit when recorded. Finally, the Company considers it likely that further technical guidance regarding certain of the new provisions included in the TCJA, as well as clarity regarding state income tax conformity to current federal tax code, may be issued.
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
US	262	326	231
International	813	704	257
Total	1,075	1,030	488
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Current
US	201	(22)	28
International	158	60	152
Total	359	38	180
Deferred
US	(110)	108	54
International	(36)	(24)	(33)
Total	(146)	84	21
Total	213	122	201

A reconciliation of the significant differences between the US federal statutory tax rate of 35% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions, except percentages)
Income tax provision computed at US federal statutory tax rate	376	361	171
Change in valuation allowance	218	(18)	124
Equity income and dividends	(87)	(60)	(33)
(Income) expense not resulting in tax impact, net	(157)	(152)	(32)
US tax effect of foreign earnings and dividends	521	302	15
Foreign tax credits	(759)	(293)	(4)
Other foreign tax rate differentials	(38)	(48)	(47)
Legislative changes	116	4	9
State income taxes, net of federal benefit	12	8	6
Other, net	11	18	(8)
Income tax provision (benefit)	213	122	201

Effective income tax rate	20%	12%	41%
As a result of the TCJA, US federal and state income taxes have been recorded on undistributed foreign earnings accumulated from 1986 through December 31, 2017. Based on the provisions of the law, the Company's previously taxed income for its foreign subsidiaries significantly exceeds its cash balances offshore. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax that would be due when cash is repatriated to the US as such foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional local taxes. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
The higher effective tax rate for the year ended December 31, 2017 is primarily due to the impact of the TCJA (which is recorded in the Change in valuation allowance and Legislative changes lines, in the effective tax rate reconciliation above), increased losses in jurisdictions with no tax benefit and current year taxes related to internal restructuring for the Company's proposed acetate tow joint venture with Blackstone (Note 4) (which is recorded in the US tax effect of foreign earnings and dividends and the Foreign tax credits lines, above). The increases in losses without tax benefit primarily relate to $51 million of plant/office closure costs related to the Company's notice of termination of a contract with a key raw materials supplier at its ethanol production unit in Nanjing, China (Note 18), which is recorded in the Change in valuation allowance line above.
The lower effective tax rate for the year ended December 31, 2016 was primarily due to the settlement of uncertain tax positions and technical clarifications in Germany and the US of $55 million, which was recorded in the Other, net line above.
The higher effective rate for the year ended December 31, 2015 was due to increased losses in jurisdictions with no tax benefit. The increased losses primarily related to a $123 million long-lived asset impairment recorded to fully write-off certain ethanol related assets at the Company's acetyl facility in Nanjing, China and a $174 million charge related to the termination of a raw materials contract with a supplier in Singapore (Note 18), which was recorded in the Change in valuation allowance line above. These losses without tax benefit impacted 2015, but did not recur in 2016. The tax impact of these events was partially offset by decreases in uncertain tax positions of $29 million due to audit closures and technical jurisdictional clarifications, which was recorded in the Other, net line above.
During 2017, the Company undertook various internal reorganization transactions to separate certain assets to reorganize the holdings of its various foreign subsidiaries in preparation for contribution of those assets to its proposed acetate tow joint venture with Blackstone (Note 4). As a result, the Company generated additional net foreign tax credit carryforwards of approximately $240 million, the gross impacts of which are reflected in the Foreign tax credit line and the US tax effect of foreign earnings lines above in the effective tax rate reconciliation, that will be carried forward to future tax periods. These new credit carryforwards, as well as balances carried into 2017, were evaluated for realizability under the provisions of the TCJA. Due to the TCJA and uncertainty as to future sources of general limitation foreign source income to allow for utilization of these credits, the Company recorded a valuation allowance on these foreign tax credits in the amount of $164 million, which is recorded in the Change in valuation allowance line in the effective tax rate reconciliation.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations(1)	143	313
Accrued expenses	50	61
Inventory	10	11
Net operating loss	703	661
Tax credit carryforwards(2)	478	136
Other	192	161
Subtotal	1,576	1,343
Valuation allowance(3)	(618)	(386)
Total	958	957
Deferred Tax Liabilities
Depreciation and amortization	307	366
Investments in affiliates	427	475
Other	69	87
Total	803	928
Net deferred tax assets (liabilities)	155	29
______________________________

(1)	For the year ended December 31, 2017, the pension and postretirement obligations decreased primarily due to $316 million in employer contributions made to the US defined benefit plans (Note 15).

(2)
For the year ended December 31, 2017, the tax credit carryforwards increased primarily due to internal reorganization transactions made in preparation for the proposed acetate tow joint venture with Blackstone discussed herein and Note 4.

(3)
Includes deferred tax asset valuation allowances for the Company's deferred tax assets in the US, Luxembourg, Spain, China, Singapore, the United Kingdom, Canada and France. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable. For the year ended December 31, 2017, the valuation allowance increased primarily due to the impact of the TCJA on excess foreign tax credits.

Net Operating Loss Carryforwards and Tax Credit Carryforwards
As of December 31, 2017, the Company has US federal net operating loss carryforwards of $35 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2021. As of December 31, 2017, the Company also had state net operating loss carryforwards, net of federal tax impact, of $42 million, $38 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards as of December 31, 2017 of $2.6 billion primarily for Luxembourg, Spain, Canada, China, Singapore and the United Kingdom, with various expiration dates. Net operating loss carryforwards of $473 million in China are set to expire beginning in 2018 through 2022. Net operating losses in most other foreign jurisdictions do not have an expiration date.
The Company's tax credit carryforwards primarily consist of $452 million of foreign tax credit carryforwards, which are partially offset by a valuation allowance of $164 million due to uncertain recoverability and $21 million of alternative minimum tax credit carryforwards in the US. The foreign tax credit carryforwards are subject to a ten-year carryforward period and will begin to expire in 2027 if not utilized prior to that time. The alternative minimum tax credits are subject to annual limitation due to prior ownership changes, but have an unlimited carryforward period and will be used to offset federal tax liability in future years.

Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
As of the beginning of the year	114	158	228
Increases in tax positions for the current year	14	9	13
Increases in tax positions for prior years(1)	4	11	76
Decreases in tax positions for prior years	(7)	(9)	(126)
Decreases due to settlements	(6)	(55)	(33)
As of the end of the year	119	114	158

Total uncertain tax positions that if recognized would impact the effective tax rate	100	87	144
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations(2)	6	(16)	(12)
Total amount of interest expense and penalties recognized in the consolidated balance sheets	38	26	43
______________________________

(1)	Includes uncertain tax positions related to the Nilit acquisition (Note 4) of $4 million for the year ended December 31, 2017.

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

The Company primarily operates in the US, Germany, Belgium, Canada, China, Mexico and Singapore. Examinations are ongoing in a number of these jurisdictions. The Company's US tax returns for the years 2009 through 2015 are currently under audit by the US Internal Revenue Service. Outside of the US, the Company's German tax returns for the years 2008 through 2015 are under audit as well as certain of the Company's other subsidiaries within their respective jurisdictions.
The decrease in uncertain tax positions for the year ended December 31, 2016 is primarily due to audit closures and technical judicial clarifications. While it is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits, the Company is unable to estimate the amount of any such change.
In connection with the Company's US federal income tax audit for 2009 and 2010, the Company has received $192 million of proposed pre-tax adjustments related to various intercompany charges. In January 2018, the Company received proposed pre-tax adjustments for its 2011 and 2012 audit cycle in the amount of $198 million. In the event the Company is wholly unsuccessful in its defense and absent expected off-setting adjustments from foreign tax authorities, the proposed adjustments would result in the consumption of approximately $136 million of prior foreign tax credit carryforwards. The Company believes these proposed adjustments to be without merit and is vigorously defending its position.
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

Total shares available for awards and total shares subject to outstanding awards are as follows:

	As of December 31, 2017
	Shares Available for Awards	Shares Subject to Outstanding Awards
2009 GIP	5,663,628	1,701,713
The Company realized income tax benefits from stock option exercises and RSU vestings as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Income tax benefit realized	9	7	2
Restricted Stock Units
A summary of changes in nonvested performance-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In $)
As of December 31, 2016	1,085	53.36
Granted	314	83.52
Additional performance-based RSUs granted(1)	225	48.70
Vested	(527)	49.36
Canceled	(150)	53.21
Forfeited	(87)	62.36
As of December 31, 2017	860	64.71
______________________________

(1)	Represents additional performance-based RSU grants in 2014 that were awarded in 2017 as a result of achieving internal profitability targets.
The fair value of shares vested for performance-based RSUs is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Total	42	64	27
A summary of changes in nonvested time-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In $)
As of December 31, 2016	344	67.42
Granted	159	86.20
Vested	(123)	67.78
Forfeited	(29)	68.29
As of December 31, 2017	351	75.75

The fair value of shares vested for time-based RSUs is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Total	12	4	6
As of December 31, 2017, there was $52 million of unrecognized compensation cost related to RSUs, excluding actual forfeitures, which is expected to be recognized over a weighted average period of two years.
21. Leases
Future minimum lease payments under non-cancelable rental and lease agreements, which have initial or remaining terms in excess of one year are as follows:

As of December 31, 2017
Capital Leases
(In $ millions)
2018	53
2019	46
2020	45
2021	44
2022	33
Later years	114
Sublease income	—
Minimum lease commitments	335
Less amounts representing interest	(127)
Present value of net minimum lease obligations	208

As of December 31, 2017
Operating Leases
(In $ millions)
2018	54
2019	47
2020	37
2021	28
2022	22
Later years	155
Sublease income	—
Minimum lease commitments	343
The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.
Rent expense recorded under all operating leases is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Total	159	154	154

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

	As of December 31,
	2017	2016
	(In € millions)
Total	1,050	850
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total US dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2017 Maturity
(In $ millions)
Currency
Brazilian real	(13)
British pound sterling	(93)
Canadian dollar	36
Euro	(6)
Hungarian forint	10
Korean won	10
Singapore dollar	32
Swedish krona	(4)
Total	(28)
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Total	740	508

Hedging activity for foreign currency forwards and commodity swaps is as follows:

	Year Ended December 31,			Statement of Operations Classification
	2017	2016	2015
	(In $ millions)
Hedging activities	4	2	2	Cost of sales
Ineffective portion of hedging activities	—	—	—	Other income (expense), net
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)			Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	4	7	—	5	2	—	Cost of sales
Cross-currency swaps	—	—	—	—	—	46	Other income (expense), net or Foreign exchange gain (loss)
Foreign currency forwards	(1)	—	—	(1)	—	—	Cost of sales
Total	3	7	—	4	2	46

Designated as a Net Investment Hedge
Foreign currency denominated debt (Note 14)	(119)	61	48	—	—	—	N/A
Foreign currency forwards	2	—	—	—	—	—	N/A
Total	(117)	61	48	—	—	—

Not Designated as Hedges
Interest rate swaps	—	—	—	—	—	(1)	Interest expense
Foreign currency forwards and swaps	—	—	—	2	14	(82)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	—	2	14	(83)
See Note 23 for additional information regarding the fair value of the Company's derivative instruments.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Derivative Assets
Gross amount recognized	13	14
Gross amount offset in the consolidated balance sheets	4	4
Net amount presented in the consolidated balance sheets	9	10
Gross amount not offset in the consolidated balance sheets	3	2
Net amount	6	8

	As of December 31,
	2017	2016
	(In $ millions)
Derivative Liabilities
Gross amount recognized	7	7
Gross amount offset in the consolidated balance sheets	4	4
Net amount presented in the consolidated balance sheets	3	3
Gross amount not offset in the consolidated balance sheets	3	2
Net amount	—	1
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

	Fair Value Measurement						Balance Sheet Classification
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2017	2016	2017	2016	2017	2016
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	2	5	2	5	Current Other assets
Commodity swaps	—	—	2	—	2	—	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	5	5	5	5	Current Other assets
Total assets	—	—	9	10	9	10
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(3)	(3)	(3)	(3)	Current Other liabilities
Total liabilities	—	—	(3)	(3)	(3)	(3)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In $ millions)
Cost investments	159	155	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	42	49	42	49	—	—	42	49
Long-term debt, including current installments of long-term debt	3,398	2,938	3,299	2,826	208	217	3,507	3,043
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
As of December 31, 2017 and 2016, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.

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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2017 are $80 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $122 million as of December 31, 2017. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.

Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2017, the Company had unconditional purchase obligations of $1.8 billion, which extend through 2036.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, contracts, employment, antitrust or competition compliance, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe the outcomes from these matters would be material to the Company's results of operations, cash flows or financial position.
European Commission
In May 2017, the Company learned that the European Commission has opened a competition law investigation involving certain subsidiaries of the Company with respect to certain ethylene purchases. The Company is cooperating with the European Commission. Because the investigation is on-going and the many uncertainties and variables involved, the Company is unable at this time to determine the outcome of this investigation and whether, and in what amount, any potential fines would be assessed.
25. Supplemental Cash Flow Information

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Interest paid, net of amounts capitalized	130	130	120
Taxes paid, net of refunds	123	129	151
Noncash Investing and Financing Activities
Accrued capital expenditures	14	1	(37)
Asset retirement obligations	2	2	3
Capital lease obligations	—	—	6
Fair value adjustment to securities available for sale, net of tax	(1)	—	—
Distribution to noncontrolling interests (Note 5)	—	—	(4)
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
The Company's Consumer Specialties segment includes the cellulose derivatives and food ingredients businesses, which serve consumer-driven applications. These operating segments are aggregated by the Company into one reportable segment based on similar economic characteristics and similar production processes, classes of customers and selling and distribution practices. The Company's cellulose derivatives business is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications. The Company's food ingredients business is a leading global supplier of acesulfame potassium for the food and beverage industry and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid. The Company's food ingredients business produces and sells Sunett® high intensity sweeteners.

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

Sales transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Advanced Engineered Materials	Consumer Specialties		Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2017
Net sales	2,096	785	(1)	1,023	(2)	2,669	(3)	—	(433)	6,140
Other (charges) gains, net (Note 18)	(2)	(2)		—		(52)		(4)	—	(60)
Operating profit (loss)	383	218		87		424		(211)	—	901
Equity in net earnings (loss) of affiliates	168	3		—		6		6	—	183
Depreciation and amortization	108	44		38		105		10	—	305
Capital expenditures	75	42		30		120		14	—	281	(4)
	As of December 31, 2017
Goodwill and intangible assets, net	798	258		46		202		—	—	1,304
Total assets	3,672	1,357		861		2,657		991	—	9,538
	Year Ended December 31, 2016
Net sales	1,444	929	(1)	979	(2)	2,441	(3)	—	(404)	5,389
Other (charges) gains, net (Note 18)	(2)	(2)		(3)		(3)		(1)	—	(11)
Operating profit (loss)	350	302		105		340		(205)	1	893
Equity in net earnings (loss) of affiliates	122	3		—		6		24	—	155
Depreciation and amortization	92	45		34		107		12	—	290
Capital expenditures	73	38		57		67		12	—	247	(4)
	As of December 31, 2016
Goodwill and intangible assets, net	517	244		46		183		—	—	990
Total assets	2,792	1,324		758		2,440		1,043	—	8,357
	Year Ended December 31, 2015
Net sales	1,326	969	(1)	1,082	(2)	2,744	(3)	—	(447)	5,674
Other (charges) gains, net (Note 18)	(7)	(25)		(10)		(300)		(9)	—	(351)
Operating profit (loss)	235	262		72		(3)		(240)	—	326
Equity in net earnings (loss) of affiliates	150	2		—		6		23	—	181
Depreciation and amortization	99	60		64		123		11	—	357
Capital expenditures	73	65		56		282		7	—	483	(4)
______________________________

(1)	Includes intersegment sales of $2 million, $0 million and $0 million for the year ended December 31, 2017, 2016 and 2015, respectively.

(2)	Includes intersegment sales of $4 million, $3 million and $0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Includes intersegment sales of $427 million, $401 million and $447 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Includes an increase in accrued capital expenditures of $14 million, an increase of $1 million and a decrease of $37 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Geographical Area Information
The net sales based on the geographic location of the Company's facilities are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In $ millions)
Belgium	295	408	417
Canada	92	123	162
China	833	745	800
Germany	1,776	1,540	1,779
Italy	259	13	—
Mexico	257	214	204
Singapore	867	758	703
US	1,572	1,451	1,463
Other	189	137	146
Total	6,140	5,389	5,674
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2017	2016
	(In $ millions)
Belgium	57	55
Canada	128	132
China	363	359
Germany	979	868
Italy	51	45
Mexico	162	159
Singapore	87	90
US	1,857	1,798
Other	78	71
Total	3,762	3,577
27. Earnings (Loss) Per Share

	Year Ended December 31,
	2017	2016	2015
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	856	902	306
Earnings (loss) from discontinued operations	(13)	(2)	(2)
Net earnings (loss)	843	900	304

Weighted average shares - basic	137,902,667	144,939,433	150,838,050
Incremental shares attributable to equity awards(1)	414,728	728,748	1,449,905
Weighted average shares - diluted	138,317,395	145,668,181	152,287,955
______________________________

(1)	Excludes 29, 836 and 2,903 equity award shares for the years ended December 31, 2017, 2016 and 2015, respectively, as their effect would have been antidilutive.

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
The consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,240	5,013	(1,113)	6,140
Cost of sales	—	—	(1,717)	(4,016)	1,108	(4,625)
Gross profit	—	—	523	997	(5)	1,515
Selling, general and administrative expenses	—	—	(135)	(321)	—	(456)
Amortization of intangible assets	—	—	(4)	(16)	—	(20)
Research and development expenses	—	—	(31)	(41)	—	(72)
Other (charges) gains, net	—	—	(7)	(53)	—	(60)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(8)	3	—	(5)
Operating profit (loss)	—	—	338	568	(5)	901
Equity in net earnings (loss) of affiliates	843	867	591	166	(2,284)	183
Interest expense	—	(20)	(104)	(30)	32	(122)
Refinancing expense	—	—	—	—	—	—
Interest income	—	25	4	5	(32)	2
Dividend income - cost investments	—	—	—	111	(3)	108
Other income (expense), net	—	(3)	2	4	—	3
Earnings (loss) from continuing operations before tax	843	869	831	824	(2,292)	1,075
Income tax (provision) benefit	—	(26)	(62)	(125)	—	(213)
Earnings (loss) from continuing operations	843	843	769	699	(2,292)	862
Earnings (loss) from operation of discontinued operations	—	—	(2)	(14)	—	(16)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	2	—	3
Earnings (loss) from discontinued operations	—	—	(1)	(12)	—	(13)
Net earnings (loss)	843	843	768	687	(2,292)	849
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net earnings (loss) attributable to Celanese Corporation	843	843	768	681	(2,292)	843

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,162	4,322	(1,095)	5,389
Cost of sales	—	—	(1,657)	(3,428)	1,101	(3,984)
Gross profit	—	—	505	894	6	1,405
Selling, general and administrative expenses	—	—	(112)	(304)	—	(416)
Amortization of intangible assets	—	—	(5)	(4)	—	(9)
Research and development expenses	—	—	(32)	(46)	—	(78)
Other (charges) gains, net	—	—	—	(11)	—	(11)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(8)	17	(6)	3
Operating profit (loss)	—	—	348	545	—	893
Equity in net earnings (loss) of affiliates	898	939	653	146	(2,481)	155
Interest expense	—	(16)	(94)	(29)	19	(120)
Refinancing expense	—	(4)	(2)	—	—	(6)
Interest income	—	12	4	5	(19)	2
Dividend income - cost investments	—	—	—	107	1	108
Other income (expense), net	—	(1)	1	(2)	—	(2)
Earnings (loss) from continuing operations before tax	898	930	910	772	(2,480)	1,030
Income tax (provision) benefit	2	(32)	(53)	(36)	(3)	(122)
Earnings (loss) from continuing operations	900	898	857	736	(2,483)	908
Earnings (loss) from operation of discontinued operations	—	—	(2)	(1)	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	900	898	855	736	(2,483)	906
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net earnings (loss) attributable to Celanese Corporation	900	898	855	730	(2,483)	900

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,410	4,485	(1,221)	5,674
Cost of sales	—	—	(1,729)	(3,897)	1,270	(4,356)
Gross profit	—	—	681	588	49	1,318
Selling, general and administrative expenses	—	—	(242)	(264)	—	(506)
Amortization of intangible assets	—	—	(5)	(6)	—	(11)
Research and development expenses	—	—	(78)	(41)	—	(119)
Other (charges) gains, net	—	—	(5)	(346)	—	(351)
Foreign exchange gain (loss), net	—	—	—	4	—	4
Gain (loss) on disposition of businesses and assets, net	—	—	(6)	(3)	—	(9)
Operating profit (loss)	—	—	345	(68)	49	326
Equity in net earnings (loss) of affiliates	302	314	84	162	(681)	181
Interest expense	—	(77)	(76)	(36)	70	(119)
Refinancing expense	—	—	—	—	—	—
Interest income	—	18	40	13	(70)	1
Dividend income - cost investments	—	—	—	107	—	107
Other income (expense), net	—	(2)	2	(8)	—	(8)
Earnings (loss) from continuing operations before tax	302	253	395	170	(632)	488
Income tax (provision) benefit	2	49	(133)	(98)	(21)	(201)
Earnings (loss) from continuing operations	304	302	262	72	(653)	287
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	304	302	260	72	(653)	285
Net (earnings) loss attributable to noncontrolling interests	—	—	—	19	—	19
Net earnings (loss) attributable to Celanese Corporation	304	302	260	91	(653)	304

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	843	843	768	687	(2,292)	849
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	(1)	(1)	3	(1)
Foreign currency translation	174	174	226	268	(668)	174
Gain (loss) from cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits	9	9	7	10	(26)	9
Total other comprehensive income (loss), net of tax	181	181	231	276	(688)	181
Total comprehensive income (loss), net of tax	1,024	1,024	999	963	(2,980)	1,030
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Celanese Corporation	1,024	1,024	999	957	(2,980)	1,024

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	900	898	855	736	(2,483)	906
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(11)	(11)	(65)	(73)	149	(11)
Gain (loss) from cash flow hedges	5	5	5	5	(15)	5
Pension and postretirement benefits	(4)	(4)	(4)	(2)	10	(4)
Total other comprehensive income (loss), net of tax	(10)	(10)	(64)	(70)	144	(10)
Total comprehensive income (loss), net of tax	890	888	791	666	(2,339)	896
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Celanese Corporation	890	888	791	660	(2,339)	890

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	304	302	260	72	(653)	285
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(188)	(188)	(181)	(231)	600	(188)
Gain (loss) from cash flow hedges	2	2	5	1	(8)	2
Pension and postretirement benefits	3	3	3	2	(8)	3
Total other comprehensive income (loss), net of tax	(183)	(183)	(173)	(228)	584	(183)
Total comprehensive income (loss), net of tax	121	119	87	(156)	(69)	102
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	19	—	19
Comprehensive income (loss) attributable to Celanese Corporation	121	119	87	(137)	(69)	121

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	230	346	—	576
Trade receivables - third party and affiliates	—	—	89	988	(91)	986
Non-trade receivables, net	38	482	279	385	(940)	244
Inventories, net	—	—	277	672	(49)	900
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	60	12	93	(111)	54
Total current assets	38	542	919	2,484	(1,191)	2,792
Investments in affiliates	2,850	4,283	3,916	861	(10,934)	976
Property, plant and equipment, net	—	—	1,145	2,617	—	3,762
Deferred income taxes	—	6	206	158	(4)	366
Other assets	—	1,295	171	165	(1,293)	338
Goodwill	—	—	314	689	—	1,003
Intangible assets, net	—	—	48	253	—	301
Total assets	2,888	6,126	6,719	7,227	(13,422)	9,538
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	76	148	369	(267)	326
Trade payables - third party and affiliates	—	1	300	598	(92)	807
Other liabilities	—	71	302	273	(292)	354
Deferred income taxes	—	—	—	—	—	—
Income taxes payable	—	—	471	92	(491)	72
Total current liabilities	—	148	1,221	1,332	(1,142)	1,559
Noncurrent Liabilities
Long-term debt, net of unamortized deferred financing costs	—	3,128	1,254	233	(1,300)	3,315
Deferred income taxes	—	—	—	215	(4)	211
Uncertain tax positions	—	—	1	157	(2)	156
Benefit obligations	—	—	277	308	—	585
Other liabilities	—	—	255	158	—	413
Total noncurrent liabilities	—	3,128	1,787	1,071	(1,306)	4,680
Total Celanese Corporation stockholders' equity	2,888	2,850	3,711	4,412	(10,974)	2,887
Noncontrolling interests	—	—	—	412	—	412
Total equity	2,888	2,850	3,711	4,824	(10,974)	3,299
Total liabilities and equity	2,888	6,126	6,719	7,227	(13,422)	9,538

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	51	587	—	638
Trade receivables - third party and affiliates	—	—	107	819	(125)	801
Non-trade receivables, net	40	499	249	308	(873)	223
Inventories, net	—	—	239	526	(45)	720
Marketable securities, at fair value	—	—	30	—	—	30
Other assets	—	42	25	76	(83)	60
Total current assets	40	541	701	2,316	(1,126)	2,472
Investments in affiliates	2,548	4,029	3,655	752	(10,132)	852
Property, plant and equipment, net	—	—	1,049	2,528	—	3,577
Deferred income taxes	—	—	91	86	(18)	159
Other assets	—	705	133	156	(687)	307
Goodwill	—	—	314	482	—	796
Intangible assets, net	—	—	48	146	—	194
Total assets	2,588	5,275	5,991	6,466	(11,963)	8,357
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	6	133	250	(271)	118
Trade payables - third party and affiliates	—	—	226	524	(125)	625
Other liabilities	—	58	167	262	(165)	322
Deferred income taxes	—	—	—	—	—	—
Income taxes payable	—	—	454	75	(517)	12
Total current liabilities	—	64	980	1,111	(1,078)	1,077
Noncurrent Liabilities
Long-term debt, net of unamortized deferred financing costs	—	2,647	727	210	(694)	2,890
Deferred income taxes	—	16	—	132	(18)	130
Uncertain tax positions	—	—	3	130	(2)	131
Benefit obligations	—	—	636	257	—	893
Other liabilities	—	—	74	142	(1)	215
Total noncurrent liabilities	—	2,663	1,440	871	(715)	4,259
Total Celanese Corporation stockholders' equity	2,588	2,548	3,571	4,051	(10,170)	2,588
Noncontrolling interests	—	—	—	433	—	433
Total equity	2,588	2,548	3,571	4,484	(10,170)	3,021
Total liabilities and equity	2,588	5,275	5,991	6,466	(11,963)	8,357

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	740	868	425	593	(1,823)	803
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(176)	(91)	—	(267)
Acquisitions, net of cash acquired	—	(11)	(12)	(274)	28	(269)
Proceeds from sale of businesses and assets, net	—	—	9	20	(28)	1
Capital expenditures related to Fairway Methanol LLC	—	—	—	—	—	—
Return of capital from subsidiary	—	16	241	—	(257)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(530)	(25)	—	555	—
Other, net	—	—	(2)	(12)	—	(14)
Net cash provided by (used in) investing activities	—	(525)	35	(357)	298	(549)
Financing Activities
Short-term borrowings (repayments), net	—	56	15	51	(11)	111
Proceeds from short-term borrowings	—	—	—	182	—	182
Repayments of short-term borrowings	—	—	—	(124)	—	(124)
Proceeds from long-term debt	—	351	530	14	(544)	351
Repayments of long-term debt	—	(6)	(2)	(69)	—	(77)
Purchases of treasury stock, including related fees	(500)	—	—	—	—	(500)
Dividends to parent	—	(741)	(802)	(280)	1,823	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	1
Series A common stock dividends	(241)	—	—	—	—	(241)
Return of capital to parent	—	—	—	(257)	257	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(27)	—	(27)
Other, net	—	(3)	(22)	(2)	—	(27)
Net cash provided by (used in) financing activities	(740)	(343)	(281)	(512)	1,525	(351)
Exchange rate effects on cash and cash equivalents	—	—	—	35	—	35
Net increase (decrease) in cash and cash equivalents	—	—	179	(241)	—	(62)
Cash and cash equivalents as of beginning of period	—	—	51	587	—	638
Cash and cash equivalents as of end of period	—	—	230	346	—	576

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	695	711	(21)	872	(1,364)	893
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(139)	(107)	—	(246)
Acquisitions, net of cash acquired	—	—	—	(178)	—	(178)
Proceeds from sale of businesses and assets, net	—	—	1	11	—	12
Capital expenditures related to Fairway Methanol LLC	—	—	—	—	—	—
Return of capital from subsidiary	—	145	758	—	(903)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(283)	19	90	174	—
Other, net	—	—	(10)	(17)	—	(27)
Net cash provided by (used in) investing activities	—	(138)	629	(201)	(729)	(439)
Financing Activities
Short-term borrowings (repayments), net	—	(371)	1	(1)	19	(352)
Proceeds from short-term borrowings	—	—	—	53	—	53
Repayments of short-term borrowings	—	—	—	(90)	—	(90)
Proceeds from long-term debt	—	1,589	746	—	(826)	1,509
Repayments of long-term debt	—	(1,083)	(635)	(42)	633	(1,127)
Purchases of treasury stock, including related fees	(500)	—	—	—	—	(500)
Dividends to parent	—	(695)	(669)	—	1,364	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	6	—	—	—	—	6
Series A common stock dividends	(201)	—	—	—	—	(201)
Return of capital to parent	—	—	—	(903)	903	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(24)	—	(24)
Other, net	—	(13)	(21)	1	—	(33)
Net cash provided by (used in) financing activities	(695)	(573)	(578)	(1,006)	2,093	(759)
Exchange rate effects on cash and cash equivalents	—	—	—	(24)	—	(24)
Net increase (decrease) in cash and cash equivalents	—	—	30	(359)	—	(329)
Cash and cash equivalents as of beginning of period	—	—	21	946	—	967
Cash and cash equivalents as of end of period	—	—	51	587	—	638

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	591	536	529	422	(1,216)	862
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(128)	(104)	—	(232)
Acquisitions, net of cash acquired	—	—	(3)	(3)	—	(6)
Proceeds from sale of businesses and assets, net	—	—	—	4	—	4
Capital expenditures related to Fairway Methanol LLC	—	—	(20)	(268)	—	(288)
Return of capital from subsidiary	—	—	—	—	—	—
Contributions to subsidiary	—	—	(120)	—	120	—
Intercompany loan receipts (disbursements)	—	(333)	(33)	(15)	381	—
Other, net	—	—	(12)	(24)	—	(36)
Net cash provided by (used in) investing activities	—	(333)	(316)	(410)	501	(558)
Financing Activities
Short-term borrowings (repayments), net	—	383	—	—	(33)	350
Proceeds from short-term borrowings	—	—	—	80	—	80
Repayments of short-term borrowings	—	—	—	(83)	—	(83)
Proceeds from long-term debt	—	15	406	—	(421)	—
Repayments of long-term debt	—	(9)	(74)	(14)	73	(24)
Purchases of treasury stock, including related fees	(420)	—	—	—	—	(420)
Dividends to parent	—	(592)	(624)	—	1,216	—
Contributions from parent	—	—	—	120	(120)	—
Stock option exercises	3	—	—	—	—	3
Series A common stock dividends	(174)	—	—	—	—	(174)
Return of capital to parent	—	—	—	—	—	—
(Distributions to) contributions from noncontrolling interests	—	—	—	214	—	214
Other, net	—	—	(10)	(2)	—	(12)
Net cash provided by (used in) financing activities	(591)	(203)	(302)	315	715	(66)
Exchange rate effects on cash and cash equivalents	—	—	—	(51)	—	(51)
Net increase (decrease) in cash and cash equivalents	—	—	(89)	276	—	187
Cash and cash equivalents as of beginning of period	—	—	110	670	—	780
Cash and cash equivalents as of end of period	—	—	21	946	—	967

29. Subsequent Events
On February 1, 2018, using $158 million of cash on hand and borrowings under the Company's senior unsecured revolving credit facility, the Company completed the acquisition of 100% of the ownership interests of Omni Plastics, L.L.C. and its subsidiaries ("Omni Plastics"). Omni Plastics specializes in custom compounding of various engineered thermoplastic materials. The acquisition further strengthens the Company's global asset base by adding compounding capacity in the Americas. The acquisition will be accounted for as a business combination, and the acquired operations will be included in the Advanced Engineered Materials segment beginning in the first quarter of 2018. The Company has not presented a purchase price allocation related to the fair values of assets acquired and liabilities assumed because the initial accounting for the acquisition was incomplete as of the issuance date of the financial statements. The acquisition is not expected to be material to the Company's 2018 financial position or results of operations.
Subsequent to December 31, 2017, the Company settled its dispute concerning the exercise of an option right by a partner in two of the Company's InfraServ affiliate investments. As a result of the settlement, effective upon processing by the commercial register (estimated February 2018), the Company’s share of ownership in InfraServ GmbH & Co. Gendorf KG will be reduced from 39% to 30% and in Infraserv GmbH & Co. Knapsack KG from 27% to 22%. The shares will be transferred against net payment of approximately €4 million, after taking into account dividends received by the Company since option exercise.

INDEX TO EXHIBITS(1)
Exhibits will be furnished upon request for a nominal fee, limited to reasonable expenses.

Exhibit Number
Description

2.1†
Transaction Agreement, dated as of June 18, 2017, by and among Celanese US Holdings LLC, BCP VII Jade Cayman Aggregator Ltd., BCP VII Swordfish Aggregator L.P., Acetate UTP C.V., and Lower Tier Partnership Netherlands C.V. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2017).

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

4.4
Second Supplemental Indenture, 4.625% Senior Notes due 2022, dated November 13, 2012, by and between Celanese US Holdings LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on November 13, 2012).

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

4.7
Fifth Supplemental Indenture, dated July 8, 2015, among Celanese US Holdings LLC, Celanese Sales U.S. Ltd. and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed with the SEC on February 5, 2016).

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

4.9
Seventh Supplemental Indenture, dated as of December 11, 2017, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as trustee, and Deutsche Bank Trust Companies Americas, as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on December 11, 2017).

10.1
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

10.2(b)
Joinder Agreement, dated August 1, 2015, among Celanese Sales U.S., Ltd., CE Receivables LLC, Celanese US Holdings LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator and purchaser agent, and PNC Bank, National Association, as purchaser agent (incorporated by reference to Exhibit 10.2(b) to the Annual Report on Form 10-K filed with the SEC on February 5, 2016).

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

10.2(g)
Omnibus Amendment, dated as of December 1, 2015, with the effect of Amendment No. 1 to the Amended and Restated Purchase and Sale Agreement, and Amendment No. 4 to the Receivables Purchase Agreement, among Celanese International Corporation, Celanese U.S. Sales LLC, Celanese Ltd., Ticona Polymers, Inc., Celanese Sales U.S. Ltd., CE Receivables LLC, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2(g) to the Annual Report on Form 10-K filed with the SEC on February 5, 2016).

10.2(h)
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

10.2(i)
Performance Guaranty, dated August 28, 2013, by Celanese US Holdings LLC in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 3, 2013).

Exhibit Number
Description

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

10.5‡	Celanese Corporation 2009 Global Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-158734) filed with the SEC on April 23, 2009).

10.5(a)‡	Form of 2011 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 13, 2011).

10.5(b)‡	Form of Nonqualified Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.5(c)‡
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

10.6(a)‡	Form of 2014-2015 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 22, 2014).

10.6(b)‡	Form of 2014-2015 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 22, 2014).

10.6(c)‡
Form of 2014-2017 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 18, 2014).

10.6(d)‡	Form of 2016-2017 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 19, 2016).

10.6(e)‡	Form of 2016-2017 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 19, 2016).

10.6(f)‡	Form of 2016-2017 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 19, 2016).

10.7‡
Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, February 9, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.7(a)‡	Form of 2017 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.8‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-158734) filed on April 23, 2009).

10.9(a)‡
Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on February 12, 2013).

Exhibit Number
Description

10.9(b)*‡	Executive Severance Benefits Plan, amended effective October 18, 2017.

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

10.10(b)‡
Letter Agreement, dated November 4, 2011, between Celanese Corporation and Mark C. Rohr (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on November 7, 2011).

10.10(c)‡
Agreement and General Release, dated May 6, 2014, between Celanese Corporation and Steven M. Sterin (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on July 18, 2014).

10.10(d)‡
Offer Letter, dated May 4, 2015, between Celanese Corporation and Patrick D. Quarles (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 17, 2015).

10.10(e)‡
Agreement and General Release, dated January 18, 2017, between Celanese Corporation and Gjon N. Nivica Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.10(f)‡
Offer Letter, dated January 6, 2017, between Celanese Corporation and Peter G. Edwards (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.10(g)*‡	Agreement and General Release, dated September 12, 2017, between Celanese Corporation and Patrick D. Quarles.

10.11(a)‡
Form of 2010 Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on July 29, 2010).

10.11(b)‡
Form of Amendment No. 1 to 2010 Form of Change in Control Agreement between Celanese Corporation and participant, together with a schedule of substantially identical agreements between Celanese Corporation and the individuals identified thereon (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on October 26, 2011).

10.11(c)‡
Form of 2012 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.11(d)‡
Form of 2015 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.12(e) to the Annual Report on Form 10-K filed with the SEC on February 5, 2016).

10.12‡
Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A (File No. 001-32410) filed with the SEC on January 26, 2009).

10.13‡
Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.14(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2015).

10.14*‡	Summary of Non-Employee Director Compensation.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of subsidiaries of Celanese Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

23.2*	Consent of Independent Auditors of CTE Petrochemicals Company, BDO USA, LLP.

Exhibit Number
Description

23.3*	Consent of Independent Auditors of National Methanol Company, BDO Dr. Mohamed Al-Amri & Co.

23.4*	Consent of Independent Auditors of National Methanol Company, BDO Dr. Mohamed Al-Amri & Co.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 [2]
Audited financial statements as of December 31, 2016 and 2015 and for each of the years in the three year period ended December 31, 2016 for National Methanol Company (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed with the SEC on February 10, 2017).

99.2* [2]	Audited financial statements as of December 31, 2017 and 2016 and for each of the years in the three year periods ended December 31, 2017 for CTE Petrochemicals Company.

99.3* [2]	Audited financial statements as of December 31, 2017 and 2016 and for each of the years in the two year period ended December 31, 2017 for National Methanol Company.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*     Filed herewith.
‡     Indicates a management contract or compensatory plan or arrangement.

†	The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule to the SEC upon request.

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

(2)
The entities covered by the financial statements included in Exhibits 99.1 and 99.3, and Exhibit 99.2, respectively, are no longer “significant subsidiaries” of the registrant. The financial statements included in Exhibit 99.3 cover only two years’ profit and loss information due to the first year adoption by such company of International Financial Reporting Standards as endorsed in the Kingdom of Saudi Arabia in 2017. The financial statements included in Exhibit 99.1 include profit and loss information for 2016 and 2015 in accordance with accounting principles generally accepted in the Kingdom of Saudi Arabia.