Form 10-Q
period 2018-03-31
Celanese Corp
filed 2018-04-17
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of April 10, 2018 was 135,855,710.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2018

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
		As Adjusted (Note 2)
	(In $ millions, except share and per share data)
Net sales	1,851	1,471
Cost of sales	(1,336)	(1,121)
Gross profit	515	350
Selling, general and administrative expenses	(147)	(103)
Amortization of intangible assets	(6)	(4)
Research and development expenses	(18)	(17)
Other (charges) gains, net	—	(55)
Foreign exchange gain (loss), net	(1)	—
Gain (loss) on disposition of businesses and assets, net	—	(1)
Operating profit (loss)	343	170
Equity in net earnings (loss) of affiliates	58	47
Non-operating pension and other postretirement employee benefit (expense) income	26	22
Interest expense	(33)	(29)
Interest income	2	—
Dividend income - cost investments	32	29
Other income (expense), net	4	1
Earnings (loss) from continuing operations before tax	432	240
Income tax (provision) benefit	(65)	(56)
Earnings (loss) from continuing operations	367	184
Earnings (loss) from operation of discontinued operations	(2)	—
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	(2)	—
Net earnings (loss)	365	184
Net (earnings) loss attributable to noncontrolling interests	(2)	(1)
Net earnings (loss) attributable to Celanese Corporation	363	183
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	365	183
Earnings (loss) from discontinued operations	(2)	—
Net earnings (loss)	363	183
Earnings (loss) per common share - basic
Continuing operations	2.69	1.30
Discontinued operations	(0.02)	—
Net earnings (loss) - basic	2.67	1.30
Earnings (loss) per common share - diluted
Continuing operations	2.68	1.30
Discontinued operations	(0.02)	—
Net earnings (loss) - diluted	2.66	1.30
Weighted average shares - basic	135,916,446	140,643,860
Weighted average shares - diluted	136,383,735	140,997,403
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2018	2017
	(In $ millions)
Net earnings (loss)	365	184
Other comprehensive income (loss), net of tax
Foreign currency translation	49	28
Gain (loss) on cash flow hedges	(1)	(2)
Pension and postretirement benefits	1	5
Total other comprehensive income (loss), net of tax	49	31
Total comprehensive income (loss), net of tax	414	215
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(1)
Comprehensive income (loss) attributable to Celanese Corporation	412	214

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018	As of December 31, 2017
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2018: $18; 2017: $19)	490	576
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2018: $9; 2017: $9; variable interest entity restricted - 2018: $5; 2017: $5)	1,205	986
Non-trade receivables, net (variable interest entity restricted - 2018: $1; 2017: $0)	271	244
Inventories	955	900
Marketable securities, at fair value	32	32
Other assets	53	54
Total current assets	3,006	2,792
Investments in affiliates	979	976
Property, plant and equipment (net of accumulated depreciation - 2018: $2,686; 2017: $2,584; variable interest entity restricted - 2018: $689; 2017: $697)	3,801	3,762
Deferred income taxes	182	366
Other assets (variable interest entity restricted - 2018: $7; 2017: $6)	369	338
Goodwill	1,107	1,003
Intangible assets (variable interest entity restricted - 2018: $25; 2017: $25)	336	301
Total assets	9,780	9,538
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	425	326
Trade payables - third party and affiliates	797	807
Other liabilities	266	354
Income taxes payable	114	72
Total current liabilities	1,602	1,559
Long-term debt, net of unamortized deferred financing costs	3,343	3,315
Deferred income taxes	219	211
Uncertain tax positions	152	156
Benefit obligations	582	585
Other liabilities	217	413
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2018 and 2017: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2018: 168,243,423 issued and 135,855,710 outstanding; 2017: 168,156,969 issued and 135,769,256 outstanding)	—	—
Series B common stock, $0.0001 par value, 100,000,000 shares authorized (2018 and 2017: 0 issued and outstanding)	—	—
Treasury stock, at cost (2018: 32,387,713 shares; 2017: 32,387,713 shares)	(2,031)	(2,031)
Additional paid-in capital	192	175
Retained earnings	5,220	4,920
Accumulated other comprehensive income (loss), net	(128)	(177)
Total Celanese Corporation stockholders' equity	3,253	2,887
Noncontrolling interests	412	412
Total equity	3,665	3,299
Total liabilities and equity	9,780	9,538

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Three Months Ended March 31, 2018
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	135,769,256	—
Stock option exercises	—	—
Purchases of treasury stock	—	—
Stock awards	86,454	—
Balance as of the end of the period	135,855,710	—
Treasury Stock
Balance as of the beginning of the period	32,387,713	(2,031)
Purchases of treasury stock, including related fees	—	—
Balance as of the end of the period	32,387,713	(2,031)
Additional Paid-In Capital
Balance as of the beginning of the period		175
Stock-based compensation, net of tax		17
Balance as of the end of the period		192
Retained Earnings
Balance as of the beginning of the period		4,920
Net earnings (loss) attributable to Celanese Corporation		363
Series A common stock dividends		(63)
Balance as of the end of the period		5,220
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(177)
Other comprehensive income (loss), net of tax		49
Balance as of the end of the period		(128)
Total Celanese Corporation stockholders' equity		3,253
Noncontrolling Interests
Balance as of the beginning of the period		412
Net earnings (loss) attributable to noncontrolling interests		2
(Distributions to) contributions from noncontrolling interests		(2)
Balance as of the end of the period		412
Total equity		3,665

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(In $ millions)
Operating Activities
Net earnings (loss)	365	184
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	80	72
Pension and postretirement net periodic benefit cost	(24)	(20)
Pension and postretirement contributions	(12)	(11)
Deferred income taxes, net	(4)	14
(Gain) loss on disposition of businesses and assets, net	1	1
Stock-based compensation	22	10
Undistributed earnings in unconsolidated affiliates	19	3
Other, net	5	2
Operating cash provided by (used in) discontinued operations	—	(1)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(190)	(79)
Inventories	(27)	9
Other assets	(29)	21
Trade payables - third party and affiliates	—	6
Other liabilities	(63)	(19)
Net cash provided by (used in) operating activities	143	192
Investing Activities
Capital expenditures on property, plant and equipment	(86)	(62)
Acquisitions, net of cash acquired	(144)	—
Proceeds from sale of businesses and assets, net	9	1
Other, net	(14)	(3)
Net cash provided by (used in) investing activities	(235)	(64)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	101	6
Proceeds from short-term borrowings	36	7
Repayments of short-term borrowings	(38)	(29)
Repayments of long-term debt	(31)	(53)
Purchases of treasury stock, including related fees	—	(128)
Series A common stock dividends	(63)	(51)
(Distributions to) contributions from noncontrolling interests	(2)	(4)
Other, net	(5)	(18)
Net cash provided by (used in) financing activities	(2)	(270)
Exchange rate effects on cash and cash equivalents	8	5
Net increase (decrease) in cash and cash equivalents	(86)	(137)
Cash and cash equivalents as of beginning of period	576	638
Cash and cash equivalents as of end of period	490	501

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2018 and 2017 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2017, filed on February 9, 2018 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.
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
During the three months ended March 31, 2018, the Company settled its dispute concerning the exercise of an option right by a partner in two of the Company's InfraServ equity affiliate investments. As a result of the settlement, the Company's ownership in InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG was reduced from 39% and 27%, to 30% and 22%, respectively.
The Company has reclassified certain prior period amounts due to (1) the adoption of ASU 2017-07 (defined below in Note 2) and (2) to conform to the presentation of the Company's current reportable segments (Note 19).

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.
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
		January 1, 2019. Early adoption is permitted.	The Company adopted the new guidance effective January 1, 2018, as part of the FASB's simplification initiative. The adoption of the new guidance did not have a material impact to the Company.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.	The new guidance clarifies the presentation and classification of the components of net periodic benefit costs in the consolidated statement of operations.	January 1, 2018.
The Company adopted the new guidance effective January 1, 2018, using the retrospective transition method, as part of the FASB's simplification initiative. See Adoption of ASU 2017-07 section below for additional information.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory.
The new guidance requires the income tax consequences of an intra-entity transfer of assets other than inventory to be recognized when the transfer occurs rather than deferring until an outside sale has occurred.
		January 1, 2018.	The Company adopted the new guidance effective January 1, 2018, as part of the FASB's simplification initiative. The adoption of the new guidance did not have a material impact to the Company.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments.	The new guidance clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.	January 1, 2018.	The Company adopted the new guidance effective January 1, 2018, as part of the FASB's simplification initiative. The adoption of the new guidance did not have a material impact to the Company.

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
January 1, 2019. Early adoption is permitted.
The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for manufacturing and logistics equipment, and real estate operating leases. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption, but has not yet quantified these at this time. The Company plans to adopt the standard effective January 1, 2019, but has not yet selected a transition method.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.	The new guidance updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	January 1, 2018.
The Company adopted the new guidance effective January 1, 2018, using the modified retrospective approach, as part of the FASB's simplification initiative. The new guidance resulted in a cumulative-effect adjustment of less than $1 million to January 1, 2018 Retained earnings.

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
January 1, 2018.
The Company adopted the new guidance effective January 1, 2018, using the modified retrospective approach, as part of the FASB's simplification initiative. The adoption of the new guidance resulted in less than $1 million impact to the consolidated financial statements and related disclosures (See Note 20).

Adoption of ASU 2017-07
ASU 2017-07 requires an entity to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of Operating profit (loss). The new guidance represents a change in accounting principle. The Company adopted ASU 2017-07 on January 1, 2018 using the retrospective transition method. The adoption of this accounting standard resulted in a change in certain previously reported amounts, as follows:

	Three Months Ended March 31, 2017
	As previously reported	Adoption of ASU 2017-07	As Adjusted
	(In $ millions)
Cost of sales	(1,119)	(2)	(1,121)
Selling, general and administrative expenses	(83)	(20)	(103)
Operating profit (loss)	192	(22)	170
Non-operating pension and other postretirement employee benefit (expense) income	—	22	22
The adoption of this accounting standard had no impact on the previously reported Earnings (loss) from continuing operations or Net earnings (loss) for this period.
3. Acquisitions, Dispositions and Plant Closures
Acquisitions

•	Omni Plastics
On February 1, 2018, using cash on hand and borrowings under the Company's senior unsecured revolving credit facility, the Company acquired 100% of the ownership interests of Omni Plastics, L.L.C. and its subsidiaries ("Omni Plastics"). Omni Plastics specializes in custom compounding of various engineered thermoplastic materials. The acquisition further strengthens the Company's global asset base by adding compounding capacity in the Americas. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment.

Pro forma financial information since the respective acquisition date has not been provided as the acquisition did not have a material impact on the Company's financial information. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market or cost approach (or a combination thereof). Fair values were determined based on Level 3 inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The purchase price allocation is based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. However, any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.
The preliminary purchase price allocation for the Omni Plastics acquisition is as follows:

As of February 1, 2018
(In $ millions)
Cash and cash equivalents	2
Trade receivables - third party and affiliates	12
Inventories	13
Property, plant and equipment, net	19
Intangible assets (Note 7)	35
Goodwill(1) (Note 7)	84
Other assets	1
Total fair value of assets acquired	166

Trade payables - third party and affiliates	(8)
Total debt	(12)
Total fair value of liabilities assumed	(20)
Net assets acquired	146
______________________________

(1)	Goodwill consists of expected revenue and operating synergies resulting from the acquisition, all of which is deductible for income tax purposes.
The amount of pro forma Net earnings (loss) of Omni Plastics included in the Company's unaudited interim consolidated statement of operations was less than 1% (unaudited) of its consolidated Net earnings (loss) had the acquisition occurred as of the beginning of 2018. The amount of Omni Plastics' Net earnings (loss) consolidated by the Company since the acquisition date was not material.

•	Acetate Tow Joint Venture
In June 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of The Blackstone Group L.P. (the "Blackstone Entities") to form a joint venture which would combine substantially all of the operations of the Company's cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business formerly operated by Solvay S.A. and acquired by the Blackstone Entities in June 2017. The parties were subsequently unable to reach an agreement with the European Commission on acceptable conditions to allow the proposed joint venture to proceed. The demands by the European Commission eliminated the advantages at the heart of the transaction. As a result, on March 19, 2018, the Company and the Blackstone Entities abandoned their agreement to form the proposed joint venture.

•	Nilit Plastics
In May 2017, using cash on hand and borrowings under the Company's senior unsecured revolving credit facility, the Company acquired the nylon compounding division of Nilit Group ("Nilit"), an independent producer of high performance nylon resins, fibers and compounds. Celanese acquired the nylon compounding product portfolio, customer agreements and manufacturing, technology and commercial facilities. The acquisition of Nilit increases the Company's global engineered materials product platforms, extends the operational model, technical and industry solutions capabilities and expands project pipelines. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment. The purchase price allocation was based on preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. Since the acquisition date, the Company made certain adjustments to its purchase price allocation to adjust taxes and working capital, which resulted in a $2 million reduction to goodwill. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.
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
The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Cash and cash equivalents	18	19
Trade receivables, net - third party & affiliate	9	9
Non-trade receivables, net	1	—
Property, plant and equipment (net of accumulated depreciation - 2018: $100; 2017: $90)	689	697
Intangible assets (net of accumulated amortization - 2018: $3; 2017: $2)	25	25
Other assets	7	6
Total assets(1)	749	756

Trade payables	7	16
Other liabilities(2)	5	4
Total debt	5	5
Deferred income taxes	3	3
Total liabilities	20	28
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.

Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of March 31, 2018, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Property, plant and equipment, net	49	53

Trade payables	33	25
Current installments of long-term debt	13	18
Long-term debt	74	76
Total liabilities	120	119

Maximum exposure to loss	165	164
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
5. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 11) as follows:

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Amortized cost	32	32
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	32	32
6. Inventories

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Finished goods	610	591
Work-in-process	58	57
Raw materials and supplies	287	252
Total	955	900

7. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2017	643	149	40	171	1,003
Acquisitions (Note 3)	84	—	—	—	84
Exchange rate changes	14	1	—	5	20
As of March 31, 2018(1)	741	150	40	176	1,107
______________________________

(1)	There were $0 million of accumulated impairment losses as of March 31, 2018.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2017	38	640	45	54	777
Acquisitions (Note 3)	—	32	—	3	35	(1)
Exchange rate changes	1	14	1	—	16
As of March 31, 2018	39	686	46	57	828
Accumulated Amortization
As of December 31, 2017	(33)	(496)	(30)	(32)	(591)
Amortization	—	(4)	(1)	(1)	(6)
Exchange rate changes	(1)	(10)	(1)	—	(12)
As of March 31, 2018	(34)	(510)	(32)	(33)	(609)
Net book value	5	176	14	24	219
______________________________

(1)	Represents intangible assets acquired related to Omni Plastics (Note 3) with a weighted average amortization period of 11 years.
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2017	115
Acquisitions (Note 3)	—
Accumulated impairment losses	—
Exchange rate changes	2
As of March 31, 2018	117
For the three months ended March 31, 2018, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2019	21
2020	19
2021	18
2022	17
2023	15
8. Current Other Liabilities

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Asset retirement obligations	11	19
Benefit obligations (Note 11)	30	30
Customer rebates	46	65
Derivatives (Note 16)	3	3
Environmental (Note 12)	18	14
Insurance	4	5
Interest	25	17
Restructuring (Note 14)	4	5
Salaries and benefits	65	113
Sales and use tax/foreign withholding tax payable	19	16
Other	41	67
Total	266	354
9. Noncurrent Other Liabilities

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Asset retirement obligations	7	7
Deferred proceeds	48	47
Deferred revenue	6	6
Environmental (Note 12)	57	59
Income taxes payable	—	197
Insurance	43	43
Other	56	54
Total	217	413

10. Debt

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	62	63
Short-term borrowings, including amounts due to affiliates(1)	89	86
Revolving credit facility(2)	197	97
Accounts receivable securitization facility(3)	77	80
Total	425	326
______________________________

(1)	The weighted average interest rate was 2.8% and 2.8% as of March 31, 2018 and December 31, 2017, respectively.

(2)	The weighted average interest rate was 3.3% and 4.1% as of March 31, 2018 and December 31, 2017, respectively.

(3)	The weighted average interest rate was 2.4% and 2.1% as of March 31, 2018 and December 31, 2017, respectively.

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Long-Term Debt
Senior unsecured term loan due 2021(1)	488	494
Senior unsecured notes due 2019, interest rate of 3.250%	370	360
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	922	897
Senior unsecured notes due 2025, interest rate of 1.250%	369	359
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	169	169
Nilit bank loans due at various dates through 2026 (Note 3)(2)	12	11
Obligations under capital leases due at various dates through 2054	194	208
Subtotal	3,424	3,398
Unamortized debt issuance costs(3)	(19)	(20)
Current installments of long-term debt	(62)	(63)
Total	3,343	3,315
______________________________

(1)	The margin for borrowings under the senior unsecured term loan due 2021 was 1.5% above LIBOR at current Company credit ratings.

(2)	The weighted average interest rate was 1.3% and 1.3% as of March 31, 2018 and December 31, 2017, respectively.

(3)	Related to the Company's long-term debt, excluding obligations under capital leases.
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

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of March 31, 2018
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	197
Letters of credit issued	—
Available for borrowing(2)	803
______________________________

(1)	The Company borrowed $435 million and repaid $335 million under its senior unsecured revolving credit facility during the three months ended March 31, 2018.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR at current Company credit ratings.
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
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of March 31, 2018
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	77
Letters of credit issued	29
Available for borrowing	3
Total borrowing base	109

Maximum borrowing base(2)	120
______________________________

(1)	The Company borrowed $25 million and repaid $28 million during the three months ended March 31, 2018.

(2)	Outstanding accounts receivable transferred to the SPE was $166 million.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all covenants related to its debt agreements as of March 31, 2018.

11. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2018		2017
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	2	—
Interest cost	26	—	27	—
Expected return on plan assets	(52)	—	(49)	—
Total	(24)	—	(20)	—
Benefit obligation funding is as follows:

	As of March 31, 2018	Total Expected 2018
	(In $ millions)
Cash contributions to defined benefit pension plans	6	23
Benefit payments to nonqualified pension plans	5	21
Benefit payments to other postretirement benefit plans	1	5
Cash contributions to German multiemployer defined benefit pension plans(1)	2	8
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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
The components of environmental remediation reserves are as follows:

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Demerger obligations (Note 18)	28	28
Divestiture obligations (Note 18)	18	17
Active sites	15	15
US Superfund sites	12	11
Other environmental remediation reserves	2	2
Total	75	73

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
In March 2016, the EPA issued its final Record of Decision concerning the remediation of the lower 8.3 miles of the Lower Passaic River Site ("Lower 8.3 Miles"). Pursuant to the EPA's Record of Decision, the Lower 8.3 Miles must be dredged bank to bank and an engineered cap must be installed at an EPA estimated cost of approximately $1.4 billion. The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the contaminants of concern to the Passaic River. The Company is vigorously defending this matter and currently believes that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site, estimated at less than 1%, will not be material to the Company's results of operations, cash flows or financial position.
13. Stockholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Series A common stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise.

The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2017	28	0.46	1.84	May 2017
Treasury Stock

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2018
	2018	2017
Shares repurchased	—	1,461,966	39,779,019
Average purchase price per share	$—	$89.95	$58.71
Shares repurchased (in $ millions)	$—	$131	$2,335
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)(1)	$—	$—	$3,866
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
Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2018			2017
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation	45	4	49	28	—	28
Gain (loss) on cash flow hedges	(2)	1	(1)	(2)	—	(2)
Pension and postretirement benefits	1	—	1	5	—	5
Total	44	5	49	31	—	31
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 16)	Pension and Postretirement Benefits (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2017	(176)	2	(3)	(177)
Other comprehensive income (loss) before reclassifications	45	(2)	1	44
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax (provision) benefit	4	1	—	5
As of March 31, 2018	(127)	1	(2)	(128)

14. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2018	2017
	(In $ millions)
Restructuring	—	(2)
Plant/office closures	—	(53)
Total	—	(55)
During the three months ended March 31, 2017, the Company recorded $2 million of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
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
The changes in the restructuring reserves by business segment are as follows:

	Engineered Materials	Acetate Tow	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2017	1	—	—	1	1	3
Additions	—	—	—	—	—	—
Cash payments	(1)	—	—	—	—	(1)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of March 31, 2018	—	—	—	1	1	2
Other Plant/Office Closures
As of December 31, 2017	—	—	—	2	—	2
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of March 31, 2018	—	—	—	2	—	2
Total	—	—	—	3	1	4
15. Income Taxes

	Three Months Ended March 31,
	2018	2017
	(In percentages)
Effective income tax rate	15	23
The lower effective income tax rate for the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to the corporate tax rate reduction in the US from enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") and decreases in losses in jurisdictions not providing tax benefit.
In December 2017, the TCJA was enacted and is effective January 1, 2018. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments.
Due to the timing of the new tax law and the substantial changes it brings, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides registrants a measurement period to report the impact of the new US tax law. During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the TCJA.
For year-end 2017, the Company recorded provisional amounts for impacts of the new tax law including: the deemed repatriation tax on post 1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Certain items or estimates that result in impacts of the TCJA being provisional include: detailed foreign earnings calculations for 2017 and 2018, projected foreign cash balances for certain foreign subsidiaries and finalized computations of foreign tax credit availability. Finally, the Company considers it likely that further technical guidance regarding certain components of the new provisions included in the TCJA, as well as clarity regarding state income tax conformity to current federal tax code, may be issued. During the three months ended March 31, 2018, the Company recorded increases to provisional amounts for valuation allowances on foreign tax credits of $24 million. The changes in provisional amounts are primarily due to refined estimates of foreign source income and expense apportionment during the credit carryforward period. The Company will continue to refine provisional amounts for the impacts of the TCJA as more refined information and further guidance become available.
During the three months ended March 31, 2018, the Company's uncertain tax positions decreased $5 million, primarily due to favorable technical clarifications in Germany, partially offset by an increase in US positions and foreign currency exchange fluctuations.
In connection with the Company's US federal income tax audit for 2009 and 2010, the Company has received $192 million of proposed pre-tax adjustments related to various intercompany charges. In January 2018, the Company received proposed pre-tax adjustments for its 2011 and 2012 audit cycle in the amount of $198 million. In the event the Company is wholly unsuccessful in its defense and absent expected offsetting adjustments from foreign tax authorities, the proposed adjustments would result in the consumption of approximately $136 million of prior foreign tax credit carryforwards, which are substantially offset with a valuation allowance due to uncertain recoverability. The Company believes these proposed adjustments to be without merit and is vigorously defending its position.
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

The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of March 31, 2018	As of December 31, 2017
	(In € millions)
Total	1,050	1,050
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Total	935	740
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2018	2017	2018	2017
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(2)	(1)	—	1	Cost of sales
Total	(2)	(1)	—	1

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	(35)	(13)	—	—	N/A
Total	(35)	(13)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(4)	1	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(4)	1
See Note 17 for further information regarding the fair value of the Company's derivative instruments.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Derivative Assets
Gross amount recognized	8	13
Gross amount offset in the consolidated balance sheets	5	4
Net amount presented in the consolidated balance sheets	3	9
Gross amount not offset in the consolidated balance sheets	1	3
Net amount	2	6

	As of March 31, 2018	As of December 31, 2017
	(In $ millions)
Derivative Liabilities
Gross amount recognized	8	7
Gross amount offset in the consolidated balance sheets	5	4
Net amount presented in the consolidated balance sheets	3	3
Gross amount not offset in the consolidated balance sheets	1	3
Net amount	2	—
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of March 31, 2018
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	1	1	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	3	3
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)
As of December 31, 2017
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	2	2	Current Other assets
Commodity swaps	—	2	2	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	5	5	Current Other assets
Total assets	—	9	9
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2018
Cost investments	165	—	—	—
Insurance contracts in nonqualified trusts	42	42	—	42
Long-term debt, including current installments of long-term debt	3,424	3,310	194	3,504
As of December 31, 2017
Cost investments	159	—	—	—
Insurance contracts in nonqualified trusts	42	42	—	42
Long-term debt, including current installments of long-term debt	3,398	3,299	208	3,507
In general, the cost investments included in the table above are not publicly traded and their fair values are not readily determinable. As such, the Company believes the carrying values approximate fair value. Insurance contracts in nonqualified trusts consist of long-term fixed income securities, which are valued using independent vendor pricing models with observable inputs in the active market and therefore represent a Level 2 fair value measurement. The fair value of long-term debt is based on valuations from third-party banks and market quotations and is classified as Level 2 in the fair value measurement hierarchy. The fair value of obligations under capital leases, which are included in long-term debt, is based on lease payments and discount rates, which are not observable in the market and therefore represents a Level 3 fair value measurement.

As of March 31, 2018, and December 31, 2017, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2018, are $82 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to significant risk (Note 12).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $123 million as of March 31, 2018. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.

Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2018, the Company had unconditional purchase obligations of $1.7 billion, which extend through 2036.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, insurance coverage disputes, commercial contracts, employment, antitrust or competition compliance, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe the outcomes from these matters will be material to the Company's results of operations, cash flows or financial position.
European Commission
In May 2017, the Company learned that the European Commission opened a competition law investigation involving certain subsidiaries of the Company with respect to certain ethylene purchases. The Company is cooperating with the European Commission. Because the investigation is on-going and the many uncertainties and variables involved, the Company is unable at this time to determine the outcome of this investigation and whether, and in what amount, any potential fines would be assessed.

19. Segment Information
Effective January 1, 2018, the Company reorganized its operating and reportable segments to align with recent structural and management reporting changes. The change reflects the movement of its food ingredients business from the Consumer Specialties reportable segment into the Engineered Materials reportable segment. The former Consumer Specialties reportable segment was renamed the Acetate Tow segment, and the former Advanced Engineered Materials reportable segment was renamed the Engineered Materials segment. This reorganization better reflects how the Company manages its food ingredients' related products commercially. Engineered Materials and food ingredients are both project-based models which focus on delivering customized solutions and are led by the same senior management team.

	Engineered Materials	Acetate Tow	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended March 31, 2018
Net sales	665	168	274	(1)	871	(2)	—	(127)	1,851
Other (charges) gains, net (Note 14)	—	—	—		—		—	—	—
Operating profit (loss)	127	46	23		231		(83)	(1)	343
Equity in net earnings (loss) of affiliates	54	—	—		1		3	—	58
Depreciation and amortization	32	10	9		26		2	—	79
Capital expenditures	21	—	4		30		2	—	57	(3)
	As of March 31, 2018
Goodwill and intangible assets, net	1,035	155	46		207		—	—	1,443
Total assets	4,111	1,063	834		2,680		1,092	—	9,780
	Three Months Ended March 31, 2017 - As Adjusted (Note 2)
Net sales	514	191	245	(1)	619	(2)	—	(98)	1,471
Other (charges) gains, net (Note 14)	—	(1)	—		(53)		(1)	—	(55)
Operating profit (loss)	104	62	25		27		(48)	—	170
Equity in net earnings (loss) of affiliates	43	—	—		1		3	—	47
Depreciation and amortization	25	10	8		26		2	—	71
Capital expenditures	10	6	4		20		1	—	41	(3)
	As of December 31, 2017
Goodwill and intangible assets, net	902	154	46		202		—	—	1,304
Total assets	3,866	1,163	861		2,657		991	—	9,538
______________________________

(1)	Includes intersegment sales of $2 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.

(2)	Includes intersegment sales of $125 million and $97 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	Includes a decrease in accrued capital expenditures of $29 million and $21 million for the three months ended March 31, 2018 and 2017, respectively.

20. Revenue Recognition
Accounting Policies
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Company's contracts have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated, formula, list or fixed price. The Company sells its products both directly to customers and through distributors generally under agreements with payment terms typically less than 90 days.
The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in Net sales and shipping and handling costs incurred are recorded in Cost of sales. The Company has elected to exclude from Net sales any value add, sales and other taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which the Company historically recorded shipping and handling fees and taxes.
The adoption of ASU 2014-09 resulted in an immaterial impact to the individual financial statement line items of the Company's unaudited interim consolidated statement of operations during the three months ended March 31, 2017.
Contract Estimates
The nature of certain of the Company's contracts gives rise to variable consideration, which may be constrained, including retrospective volume-based rebates to certain customers. The Company issues retrospective volume-based rebates to customers when they purchase a certain volume level, and the rebates are applied retroactively to prior purchases. The Company also issues prospective volume-based rebates to customers when they purchase a certain volume level, and the rebates are applied to future purchases. Prospective volume-based rebates represent a material right within the contract and therefore are considered to be separate performance obligations. For both retrospective and prospective volume-based rebates, the Company estimates the level of volumes based on anticipated purchases at the beginning of the period and records a rebate accrual for each purchase toward the requisite rebate volume. These estimated rebates are included in the transaction price of the Company's contracts with customers as a reduction to Net sales and are included in Current Other liabilities in the Consolidated Balance Sheets (Note 8). This methodology is consistent with the manner in which the Company historically estimated and recorded volume-based rebates.
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of March 31, 2018, the Company had $910 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $198 million of its remaining performance obligations as Net sales in 2018, $220 million in 2019, an additional $180 million in 2020 and the balance thereafter.
The Company has certain contracts which contain performance obligations which are immaterial in the context of the contract with the customer. The Company has elected the practical expedient not to assess whether these promised goods or services are performance obligations.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the Consolidated Balance Sheets (Note 9).
The Company does not have any material contract assets as of March 31, 2018.
Disaggregated Revenue
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.

The Company manages its Engineered Materials business segment through its project management pipeline, which is comprised of a broad range of projects which are solutions-based and are tailored to each customers' unique needs. Projects are identified and selected based on success rate and may involve a number of different polymers per project for use in multiple end-use applications. Therefore, the Company is agnostic toward products and end-use markets for the Engineered Materials business segment.
Within the Acetate Tow business segment, the Company's primary product is acetate tow, which is managed through contracts with a few major tobacco companies and accounts for a significant amount of filters used in cigarette production worldwide.
The Company manages its Industrial Specialties and Acetyl Intermediates business segments by leveraging its ability to sell chemicals upstream to end-use markets or downstream to its emulsion polymers business (within its Industrial Specialties segment). Decisions to sell upstream and geographically or downstream and along the acetyl chain are based on market demand, trade flows and maximizing the value of its chemicals. Therefore, the Company's strategic focus is on executing within this integrated chain model and less on driving product-specific revenue.
Further disaggregation of Net sales by business segment and geographic destination is as follows:

Three Months Ended March 31,
2018
(In $ millions)
Engineered Materials
North America	179
Europe and Africa	337
Asia-Pacific	132
South America	17
Total	665

Acetate Tow
North America	35
Europe and Africa	70
Asia-Pacific	51
South America	12
Total	168

Industrial Specialties
North America	88
Europe and Africa	136
Asia-Pacific	44
South America	4
Total(1)	272

Acetyl Intermediates
North America	202
Europe and Africa	181
Asia-Pacific	334
South America	29
Total(2)	746
______________________________

(1)	Excludes intersegment sales of $2 million for the three months ended March 31, 2018.

(2)	Excludes intersegment sales of $125 million for the three months ended March 31, 2018.

21. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2018	2017
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	365	183
Earnings (loss) from discontinued operations	(2)	—
Net earnings (loss)	363	183

Weighted average shares - basic	135,916,446	140,643,860
Incremental shares attributable to equity awards	467,289	353,543
Weighted average shares - diluted	136,383,735	140,997,403
During the three months ended March 31, 2018 and 2017, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
22. Consolidating Guarantor Financial Information
The Senior Notes were issued by Celanese US ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (Note 10). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the three months ended March 31, 2018 and 2017 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	600	1,554	(303)	1,851
Cost of sales	—	—	(464)	(1,178)	306	(1,336)
Gross profit	—	—	136	376	3	515
Selling, general and administrative expenses	—	—	(60)	(87)	—	(147)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(8)	(10)	—	(18)
Other (charges) gains, net	—	—	—	—	—	—
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	2	—	—
Operating profit (loss)	—	—	64	276	3	343
Equity in net earnings (loss) of affiliates	363	360	267	53	(985)	58
Non-operating pension and other postretirement employee benefit (expense) income	—	—	23	3	—	26
Interest expense	—	(5)	(29)	(9)	10	(33)
Interest income	—	8	2	2	(10)	2
Dividend income - cost investments	—	—	—	32	—	32
Other income (expense), net	—	1	1	2	—	4
Earnings (loss) from continuing operations before tax	363	364	328	359	(982)	432
Income tax (provision) benefit	—	(1)	(37)	(27)	—	(65)
Earnings (loss) from continuing operations	363	363	291	332	(982)	367
Earnings (loss) from operation of discontinued operations	—	—	—	(2)	—	(2)
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	(2)	—	(2)
Net earnings (loss)	363	363	291	330	(982)	365
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	363	363	291	328	(982)	363

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2017 - As Adjusted (Note 2)
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	589	1,177	(295)	1,471
Cost of sales	—	—	(445)	(966)	290	(1,121)
Gross profit	—	—	144	211	(5)	350
Selling, general and administrative expenses	—	—	(34)	(69)	—	(103)
Amortization of intangible assets	—	—	(1)	(3)	—	(4)
Research and development expenses	—	—	(7)	(10)	—	(17)
Other (charges) gains, net	—	—	(6)	(49)	—	(55)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	1	—	(1)
Operating profit (loss)	—	—	94	81	(5)	170
Equity in net earnings (loss) of affiliates	183	174	101	43	(454)	47
Non-operating pension and other postretirement employee benefit (expense) income	—	—	20	2	—	22
Interest expense	—	(6)	(23)	(7)	7	(29)
Interest income	—	6	1	—	(7)	—
Dividend income - cost investments	—	—	—	29	—	29
Other income (expense), net	—	—	—	1	—	1
Earnings (loss) from continuing operations before tax	183	174	193	149	(459)	240
Income tax (provision) benefit	—	9	(63)	1	(3)	(56)
Earnings (loss) from continuing operations	183	183	130	150	(462)	184
Earnings (loss) from operation of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	—	—	—
Net earnings (loss)	183	183	130	150	(462)	184
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	183	183	130	149	(462)	183

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	363	363	291	330	(982)	365
Other comprehensive income (loss), net of tax
Foreign currency translation	49	49	63	74	(186)	49
Gain (loss) on cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits	1	1	1	1	(3)	1
Total other comprehensive income (loss), net of tax	49	49	63	74	(186)	49
Total comprehensive income (loss), net of tax	412	412	354	404	(1,168)	414
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	412	412	354	402	(1,168)	412

	Three Months Ended March 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	183	183	130	150	(462)	184
Other comprehensive income (loss), net of tax
Foreign currency translation	28	28	30	39	(97)	28
Gain (loss) on cash flow hedges	(2)	(2)	(2)	(2)	6	(2)
Pension and postretirement benefits	5	5	4	6	(15)	5
Total other comprehensive income (loss), net of tax	31	31	32	43	(106)	31
Total comprehensive income (loss), net of tax	214	214	162	193	(568)	215
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	214	214	162	192	(568)	214

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of March 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	2	111	377	—	490
Trade receivables - third party and affiliates	—	—	160	1,209	(164)	1,205
Non-trade receivables, net	38	486	301	441	(995)	271
Inventories, net	—	—	281	719	(45)	955
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	14	8	55	(24)	53
Total current assets	38	502	893	2,801	(1,228)	3,006
Investments in affiliates	3,215	4,461	4,140	861	(11,698)	979
Property, plant and equipment, net	—	—	1,181	2,620	—	3,801
Deferred income taxes	—	14	12	159	(3)	182
Other assets	—	1,519	214	153	(1,517)	369
Goodwill	—	—	399	708	—	1,107
Intangible assets, net	—	—	82	254	—	336
Total assets	3,253	6,496	6,921	7,556	(14,446)	9,780
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	83	151	466	(275)	425
Trade payables - third party and affiliates	—	—	288	673	(164)	797
Other liabilities	—	38	264	217	(253)	266
Income taxes payable	—	—	501	103	(490)	114
Total current liabilities	—	121	1,204	1,459	(1,182)	1,602
Noncurrent Liabilities
Long-term debt	—	3,160	1,476	231	(1,524)	3,343
Deferred income taxes	—	—	—	223	(4)	219
Uncertain tax positions	—	—	9	145	(2)	152
Benefit obligations	—	—	273	309	—	582
Other liabilities	—	—	55	162	—	217
Total noncurrent liabilities	—	3,160	1,813	1,070	(1,530)	4,513
Total Celanese Corporation stockholders' equity	3,253	3,215	3,904	4,615	(11,734)	3,253
Noncontrolling interests	—	—	—	412	—	412
Total equity	3,253	3,215	3,904	5,027	(11,734)	3,665
Total liabilities and equity	3,253	6,496	6,921	7,556	(14,446)	9,780

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	230	346	—	576
Trade receivables - third party and affiliates	—	—	89	988	(91)	986
Non-trade receivables, net	38	482	279	385	(940)	244
Inventories, net	—	—	277	672	(49)	900
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	60	12	93	(111)	54
Total current assets	38	542	919	2,484	(1,191)	2,792
Investments in affiliates	2,850	4,283	3,916	861	(10,934)	976
Property, plant and equipment, net	—	—	1,145	2,617	—	3,762
Deferred income taxes	—	6	206	158	(4)	366
Other assets	—	1,295	171	165	(1,293)	338
Goodwill	—	—	314	689	—	1,003
Intangible assets, net	—	—	48	253	—	301
Total assets	2,888	6,126	6,719	7,227	(13,422)	9,538
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	76	148	369	(267)	326
Trade payables - third party and affiliates	—	1	300	598	(92)	807
Other liabilities	—	71	302	273	(292)	354
Income taxes payable	—	—	471	92	(491)	72
Total current liabilities	—	148	1,221	1,332	(1,142)	1,559
Noncurrent Liabilities
Long-term debt	—	3,128	1,254	233	(1,300)	3,315
Deferred income taxes	—	—	—	215	(4)	211
Uncertain tax positions	—	—	1	157	(2)	156
Benefit obligations	—	—	277	308	—	585
Other liabilities	—	—	255	158	—	413
Total noncurrent liabilities	—	3,128	1,787	1,071	(1,306)	4,680
Total Celanese Corporation stockholders' equity	2,888	2,850	3,711	4,412	(10,974)	2,887
Noncontrolling interests	—	—	—	412	—	412
Total equity	2,888	2,850	3,711	4,824	(10,974)	3,299
Total liabilities and equity	2,888	6,126	6,719	7,227	(13,422)	9,538

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	63	277	(33)	170	(334)	143
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(54)	(32)	—	(86)
Acquisitions, net of cash acquired	—	—	(144)	—	—	(144)
Proceeds from sale of businesses and assets, net	—	—	—	9	—	9
Return of capital from subsidiary	—	—	211	—	(211)	—
Contributions to subsidiary	—	—	(16)	—	16	—
Intercompany loan receipts (disbursements)	—	(222)	(15)	—	237	—
Other, net	—	—	(3)	(11)	—	(14)
Net cash provided by (used in) investing activities	—	(222)	(21)	(34)	42	(235)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	15	2	99	(15)	101
Proceeds from short-term borrowings	—	—	—	36	—	36
Repayments of short-term borrowings	—	—	—	(38)	—	(38)
Proceeds from long-term debt	—	—	222	—	(222)	—
Repayments of long-term debt	—	(6)	(12)	(13)	—	(31)
Purchases of treasury stock, including related fees	—	—	—	—	—	—
Dividends to parent	—	(62)	(272)	—	334	—
Contributions from parent	—	—	—	16	(16)	—
Series A common stock dividends	(63)	—	—	—	—	(63)
Return of capital to parent	—	—	—	(211)	211	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(2)	—	(2)
Other, net	—	—	(5)	—	—	(5)
Net cash provided by (used in) financing activities	(63)	(53)	(65)	(113)	292	(2)
Exchange rate effects on cash and cash equivalents	—	—	—	8	—	8
Net increase (decrease) in cash and cash equivalents	—	2	(119)	31	—	(86)
Cash and cash equivalents as of beginning of period	—	—	230	346	—	576
Cash and cash equivalents as of end of period	—	2	111	377	—	490

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	179	196	210	130	(523)	192
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(42)	(20)	—	(62)
Acquisitions, net of cash acquired	—	(11)	—	—	11	—
Proceeds from sale of businesses and assets, net	—	—	—	12	(11)	1
Return of capital from subsidiary	—	—	5	—	(5)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	—	7	—	(7)	—
Other, net	—	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	—	(11)	(30)	(11)	(12)	(64)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(7)	6	—	7	6
Proceeds from short-term borrowings	—	—	—	7	—	7
Repayments of short-term borrowings	—	—	—	(29)	—	(29)
Proceeds from long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	—	—	(53)	—	(53)
Purchases of treasury stock, including related fees	(128)	—	—	—	—	(128)
Dividends to parent	—	(178)	(165)	(180)	523	—
Contributions from parent	—	—	—	—	—	—
Series A common stock dividends	(51)	—	—	—	—	(51)
Return of capital to parent	—	—	—	(5)	5	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(4)	—	(4)
Other, net	—	—	(16)	(2)	—	(18)
Net cash provided by (used in) financing activities	(179)	(185)	(175)	(266)	535	(270)
Exchange rate effects on cash and cash equivalents	—	—	—	5	—	5
Net increase (decrease) in cash and cash equivalents	—	—	5	(142)	—	(137)
Cash and cash equivalents as of beginning of period	—	—	51	587	—	638
Cash and cash equivalents as of end of period	—	—	56	445	—	501

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2017 filed on February 9, 2018 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2017 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2017 Form 10-K.
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
Risk Factors
See Part I - Item 1A. Risk Factors of our 2017 Form 10-K and subsequent periodic filings we make with the SEC for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

•
changes in tariffs, tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations that may impact recorded or future tax impacts associated with tax legislation in the US, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") enacted in December 2017;

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
Effective January 1, 2018, we adopted ASU 2017-07, which clarifies the presentation and classification of the components of net periodic benefit costs in the unaudited interim consolidated statement of operations. See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements for further information.

Also effective January 1, 2018, we reorganized our operating and reportable segments to align with recent structural and management reporting changes. See Note 19 - Segment Information in the accompanying unaudited interim consolidated financial statements for further information.
Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2018	2017	Change
		(As Adjusted)(Note 2)
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,851	1,471	380
Gross profit	515	350	165
Selling, general and administrative ("SG&A") expenses	(147)	(103)	(44)
Other (charges) gains, net	—	(55)	55
Operating profit (loss)	343	170	173
Equity in net earnings of affiliates	58	47	11
Non-operating pension and other postretirement employee benefit (expense) income	26	22	4
Interest expense	(33)	(29)	(4)
Dividend income - cost investments	32	29	3
Earnings (loss) from continuing operations before tax	432	240	192
Earnings (loss) from continuing operations	367	184	183
Earnings (loss) from discontinued operations	(2)	—	(2)
Net earnings (loss)	365	184	181
Net earnings (loss) attributable to Celanese Corporation	363	183	180
Other Data
Depreciation and amortization	79	71	8
SG&A expenses as a percentage of Net sales	7.9%	7.0%
Operating margin(1)	18.5%	11.6%
Other (charges) gains, net
Restructuring	—	(2)	2
Plant/office closures	—	(53)	53
Total Other (charges) gains, net	—	(55)	55
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2018	As of December 31, 2017
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	490	576

Short-term borrowings and current installments of long-term debt - third party and affiliates	425	326
Long-term debt, net of unamortized deferred financing costs	3,343	3,315
Total debt	3,768	3,641
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	19	3	7	—	29
Acetate Tow	(9)	(4)	1	—	(12)
Industrial Specialties	(3)	7	8	—	12
Acetyl Intermediates	5	30	6	—	41
Total Company	7	14	6	(1)	26
Consolidated Results
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net sales increased $380 million, or 25.8%, for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing for most of our products in our Acetyl Intermediates segment;

•
higher volume in our Engineered Materials segment, primarily related to Net sales generated from the nylon compounding division of Nilit Group ("Nilit") and from Omni Plastics, L.L.C. ("Omni Plastics") that we acquired in May 2017 and February 2018, respectively, as well as within our base business due to new project launches and pipeline growth. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information; and

•	a favorable currency impact across all of our segments resulting from a strong Euro relative to the US dollar.
Operating profit increased $173 million, or 101.8%, for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales; and

•
a favorable impact of $53 million to Other (charges) gains, net. During the three months ended March 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $27 million contract termination charge and an $18 million reduction to our non-income tax receivable, which did not recur in the current year. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	higher raw material costs across most of our segments;

•	higher plant spending of $21 million in our Engineered Materials segment; and

•	higher functional and project spending of $15 million.
Our effective income tax rate for the three months ended March 31, 2018 was 15% compared to 23% for the same period in 2017. The lower effective income tax rate for the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to the corporate tax rate reduction in the US from the TCJA and decreases in losses in jurisdictions not providing tax benefit.
In December 2017, TCJA was enacted and is effective January 1, 2018. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments.
Due to the timing of the new tax law and the substantial changes it brings, the Staff of the SEC issued SAB 118, which provides registrants a measurement period to report the impact of the new US tax law. During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the TCJA.
For year-end 2017, we recorded provisional amounts for impacts of the new tax law including: the deemed repatriation tax on post 1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Certain items or estimates that result in impacts of the TCJA being provisional include: detailed foreign earnings calculations for 2017 and 2018, projected foreign cash balances for certain foreign subsidiaries and finalized computations of foreign tax credit availability. Finally, we consider it likely that further technical guidance regarding certain components of the new provisions included in the TCJA, as well as clarity regarding state income tax conformity to current federal tax code, may be issued. During the three months ended March 31, 2018, we recorded increases to provisional amounts for valuation allowances on foreign tax credits of $24 million. The changes in provisional amounts are primarily due to refined estimates of foreign source income and expense apportionment during the credit carryforward period. We will continue to refine provisional amounts for the impacts of the TCJA as more refined information and further guidance become available.
See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	665	514	151	29.4%
Net Sales Variance
Volume	19%
Price	3%
Currency	7%
Other	—%
Other (charges) gains, net	—	—	—	—%
Operating profit (loss)	127	104	23	22.1%
Operating margin	19.1%	20.2%
Equity in net earnings (loss) of affiliates	54	43	11	25.6%
Depreciation and amortization	32	25	7	28.0%
Our Engineered Materials segment includes our engineered materials business, our food ingredients business and certain strategic affiliates. Our engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for automotive and medical applications, as well as industrial products and consumer electronics. Together with our strategic affiliates, our engineered materials business is a leading participant in the global specialty polymers industry. Our food ingredients business is a leading global supplier of acesulfame potassium for the food and beverage industry and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid.
The pricing of products by the Engineered Materials segment is primarily based on the value of the material we produce and is largely independent of changes in the cost of raw materials. Therefore, in general, margins may expand or contract in response to changes in raw material costs.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net sales increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	higher volume primarily due to Net sales generated from Nilit and Omni Plastics, which represents approximately three-fourths of the increase in volume;

•	higher volume within our base business driven by new project launches and pipeline growth, which represents the remainder of the volume growth;

•	a favorable currency impact resulting from a strong Euro relative to the US dollar; and

•	higher pricing for most of our products due to customer mix.
Operating profit increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales;
partially offset by:

•
higher plant spending of $21 million, primarily related to our acquisitions of Nilit and Omni Plastics, as these acquired businesses incur ongoing plant spending, as well as increased distribution costs; and

•	higher raw material costs, primarily related to methanol.

Equity in net earnings (loss) of affiliates increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•
an increase in equity investment in earnings of $9 million from our Ibn Sina strategic affiliate as a result of higher methyl tertiary-butyl ether ("MTBE") pricing and an increase in our indirect economic ownership from 25% to 32.5% as a result of the startup of its polyoxymethylene production facility in Saudi Arabia during the three months ended December 31, 2017.

On February 1, 2018, we completed the acquisition of 100% of the ownership interests of Omni Plastics. Omni Plastics specializes in custom compounding of various engineered thermoplastic materials. The acquisition further strengthens our global asset base by adding compounding capacity in the Americas. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
Acetate Tow

	Three Months Ended March 31,		Change	% Change
	2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	168	191	(23)	(12.0)%
Net Sales Variance
Volume	(9)%
Price	(4)%
Currency	1%
Other	—%
Other (charges) gains, net	—	(1)	1	(100.0)%
Operating profit (loss)	46	62	(16)	(25.8)%
Operating margin	27.4%	32.5%
Dividend income - cost investments	32	29	3	10.3%
Depreciation and amortization	10	10	—	—%
Our Acetate Tow segment serves consumer-driven applications. We are a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications.
The pricing of products within the Acetate Tow segment is sensitive to demand and is primarily based on the value of the material we produce. Many sales in these businesses are conducted under contracts with pricing for one or more years. As a result, margins may expand or contract in response to changes in raw material costs over these similar periods, and we may be unable to adjust pricing also due to other factors, such as the intense level of competition in the industry.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net sales decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	lower acetate tow pricing and volume due to lower global industry utilization.
Operating profit decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	lower Net sales.
In June 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of The Blackstone Group L.P. (the "Blackstone Entities") to form a joint venture which would combine substantially all of the operations of our cellulose derivatives business and the operations of the Rhodia Acetow cellulose acetate business formerly operated by Solvay S.A. and acquired by the Blackstone Entities in June 2017. The parties were subsequently unable to reach an agreement with the European Commission on acceptable conditions to allow the proposed joint venture to proceed. The demands by the European Commission eliminated the advantages at the heart of the transaction. As a result, on March 19, 2018, we and the Blackstone Entities abandoned our agreement to form the proposed joint venture.

Industrial Specialties

	Three Months Ended March 31,		Change	% Change
	2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	274	245	29	11.8%
Net Sales Variance
Volume	(3)%
Price	7%
Currency	8%
Other	—%
Other (charges) gains, net	—	—	—	—%
Operating profit (loss)	23	25	(2)	(8.0)%
Operating margin	8.4%	10.2%
Depreciation and amortization	9	8	1	12.5%
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
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net sales increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing in our emulsion polymers business due to higher raw material costs for vinyl acetate monomer ("VAM") across all regions; and

•	a favorable currency impact resulting from a strong Euro relative to the US dollar.
Operating profit decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	higher raw material costs of $18 million, primarily VAM;
largely offset by:

•	higher Net sales.

Acetyl Intermediates

	Three Months Ended March 31,		Change	% Change
	2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	871	619	252	40.7%
Net Sales Variance
Volume	5%
Price	30%
Currency	6%
Other	—%
Other (charges) gains, net	—	(53)	53	(100.0)%
Operating profit (loss)	231	27	204	755.6%
Operating margin	26.5%	4.4%
Equity in net earnings (loss) of affiliates	1	1	—	—%
Depreciation and amortization	26	26	—	—%
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
Pricing of acetic acid, VAM and other acetyl products is influenced by industry utilization rates and changes in the cost of raw materials. Therefore, in general, there is a directional correlation between these factors and our Net sales for most intermediate chemistry products. This impact to pricing typically lags changes in raw material costs over months or quarters.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net sales increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing due to higher industry utilization rates, which positively impacted pricing for most of our products;

•	a favorable currency impact resulting from a strong Euro relative to the US dollar; and

•	higher volume for acetic acid and VAM, which represents all of the increase in volume, primarily due to higher demand in China.
Operating profit increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales; and

•
a favorable impact of $53 million to Other (charges) gains, net. During the three months ended March 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $27 million contract termination charge and an $18 million reduction to our non-income tax receivable, which did not recur in the current year. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	higher raw material costs, primarily for methanol.

Other Activities

	Three Months Ended March 31,		Change	% Change
	2018	2017
		(As Adjusted)
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	—	(1)	1	(100.0)%
Operating profit (loss)	(83)	(48)	(35)	72.9%
Equity in net earnings (loss) of affiliates	3	3	—	—%
Non-operating pension and other postretirement employee benefit (expense) income	26	22	4	18.2%
Depreciation and amortization	2	2	—	—%
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
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating loss increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to:

•	higher functional and project spending of $15 million, primarily related to ongoing merger, acquisition and integration related costs; and

•	higher incentive compensation cost of $12 million.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2018, we have $803 million available for borrowing under our senior unsecured revolving credit facility and $3 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be in the range of $300 million to $350 million in 2018 primarily due to additional investments in growth opportunities in our Engineered Materials and Acetyl Intermediates segments.
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
Cash Flows
Cash and cash equivalents decreased $86 million to $490 million as of March 31, 2018 compared to December 31, 2017. As of March 31, 2018, $343 million of the $490 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a charge associated with the repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible, if needed in the US to fund operations. See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $49 million to $143 million for the three months ended March 31, 2018 compared to $192 million for the same period in 2017. Net cash provided by operating activities for the three months ended March 31, 2018 decreased primarily due to:

•	unfavorable trade working capital of $153 million primarily due to an increase in trade receivables as a result of an increase in Net sales in our Acetyl Intermediates segment; and

•	an increase of $27 million in cash taxes paid and incentive compensation;
mostly offset by:

•	an increase in net earnings.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $171 million to $235 million for the three months ended March 31, 2018 compared to $64 million for the same period in 2017, primarily due to:

•	a net cash outflow of $144 million related to the acquisition of Omni in February 2018; and

•	an increase of $24 million in capital expenditures related to growth opportunities in our Engineered Materials segment.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $268 million from $270 million for the three months ended March 31, 2017 to $2 million for the three months ended March 31, 2018, primarily due to:

•	a decrease of $128 million in share repurchases of our Common Stock; and

•	an increase in net borrowings on short-term debt of $115 million, primarily as a result of borrowings under our revolving credit facility during the three months ended March 31, 2018.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2017 Form 10-K other than those disclosed above and in Note 10 - Debt in the accompanying unaudited interim consolidated financial statements.
Share Capital
There have been no material changes to our share capital described in our 2017 Form 10-K other than those disclosed above and in Note 13 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2017 Form 10-K.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2017 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2017 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2017 Form 10-K. See also Note 16 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2018, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
On February 1, 2018, we acquired 100% of the ownership interests of Omni Plastics, L.L.C. and its subsidiaries. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in a number of legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2017 Form 10-K other than those disclosed in Note 12 - Environmental and Note 18 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2017 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended March 31, 2018 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
January 1-31, 2018	29,877	$107.89	—	$1,531,000,000
February 1-28, 2018	20,567	$104.05	—	$1,531,000,000
March 1-31, 2018	3,265	$102.67	—	$1,531,000,000
Total	53,709		—
______________________________

(1)	Represents shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock units.

(2)	Our Board of Directors authorized the repurchase of $3.9 billion of our Common Stock since February 2008.
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

2.1(a)
Termination Agreement, dated as of March 19, 2018, by and among, Celanese US Holdings LLC, BCP VII Jade Cayman Aggregator Ltd., BCP VII Swordfish Aggregator L.P., Acetate UTP C.V., and Lower Tier Partnership Netherlands C.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2018).

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

3.2	Fourth Amended and Restated By-laws, amended effective February 8, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2016).

10.1*‡	Form of 2018 Performance-Based Restricted Stock Unit Award Agreement.

10.2*‡	Form of Restricted Stock Unit Award Agreement for Chief Executive Officer.

10.3*‡	Agreement and General Release, dated February 16, 2018, between Celanese Corporation and Christopher W. Jensen.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule to the SEC upon request.

‡	Indicates a management contract or compensatory plan or arrangement.

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	April 17, 2018

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Senior Vice President and
Chief Financial Officer

	Date:	April 17, 2018