Form 10-Q
period 2018-06-30
Celanese Corp
filed 2018-07-20
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Series A common stock, $0.0001 par value, as of July 13, 2018 was 135,018,148.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2018

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Adjusted (Note 2)		As Adjusted (Note 2)
	(In $ millions, except share and per share data)
Net sales	1,844	1,510	3,695	2,981
Cost of sales	(1,323)	(1,145)	(2,659)	(2,266)
Gross profit	521	365	1,036	715
Selling, general and administrative expenses	(136)	(117)	(283)	(220)
Amortization of intangible assets	(7)	(5)	(13)	(9)
Research and development expenses	(18)	(17)	(36)	(34)
Other (charges) gains, net	(3)	(2)	(3)	(57)
Foreign exchange gain (loss), net	3	(4)	2	(4)
Gain (loss) on disposition of businesses and assets, net	(2)	(2)	(2)	(3)
Operating profit (loss)	358	218	701	388
Equity in net earnings (loss) of affiliates	56	38	114	85
Non-operating pension and other postretirement employee benefit (expense) income	26	22	52	44
Interest expense	(32)	(30)	(65)	(59)
Interest income	—	1	2	1
Dividend income - cost investments	34	29	66	58
Other income (expense), net	—	3	4	4
Earnings (loss) from continuing operations before tax	442	281	874	521
Income tax (provision) benefit	(97)	(40)	(162)	(96)
Earnings (loss) from continuing operations	345	241	712	425
Earnings (loss) from operation of discontinued operations	—	(9)	(2)	(9)
Income tax (provision) benefit from discontinued operations	—	1	—	1
Earnings (loss) from discontinued operations	—	(8)	(2)	(8)
Net earnings (loss)	345	233	710	417
Net (earnings) loss attributable to noncontrolling interests	(1)	(2)	(3)	(3)
Net earnings (loss) attributable to Celanese Corporation	344	231	707	414
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	344	239	709	422
Earnings (loss) from discontinued operations	—	(8)	(2)	(8)
Net earnings (loss)	344	231	707	414
Earnings (loss) per common share - basic
Continuing operations	2.54	1.73	5.22	3.02
Discontinued operations	—	(0.06)	(0.01)	(0.05)
Net earnings (loss) - basic	2.54	1.67	5.21	2.97
Earnings (loss) per common share - diluted
Continuing operations	2.52	1.72	5.19	3.01
Discontinued operations	—	(0.06)	(0.01)	(0.05)
Net earnings (loss) - diluted	2.52	1.66	5.18	2.96
Weighted average shares - basic	135,589,717	138,619,721	135,752,179	139,626,199
Weighted average shares - diluted	136,309,158	139,029,425	136,499,748	140,022,556
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In $ millions)
Net earnings (loss)	345	233	710	417
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	1	—	1
Foreign currency translation	(66)	78	(17)	106
Gain (loss) on cash flow hedges	6	1	5	(1)
Pension and postretirement benefits	—	—	1	5
Total other comprehensive income (loss), net of tax	(60)	80	(11)	111
Total comprehensive income (loss), net of tax	285	313	699	528
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(2)	(3)	(3)
Comprehensive income (loss) attributable to Celanese Corporation	284	311	696	525

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2018	As of December 31, 2017
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2018: $18; 2017: $19)	708	576
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2018: $10; 2017: $9; variable interest entity restricted - 2018: $8; 2017: $5)	1,156	986
Non-trade receivables, net	289	244
Inventories	917	900
Marketable securities, at fair value	32	32
Other assets	51	54
Total current assets	3,153	2,792
Investments in affiliates	963	976
Property, plant and equipment (net of accumulated depreciation - 2018: $2,696; 2017: $2,584; variable interest entity restricted - 2018: $676; 2017: $697)	3,724	3,762
Deferred income taxes	163	366
Other assets (variable interest entity restricted - 2018: $6; 2017: $6)	392	338
Goodwill	1,069	1,003
Intangible assets (variable interest entity restricted - 2018: $24; 2017: $25)	325	301
Total assets	9,789	9,538
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	366	326
Trade payables - third party and affiliates	819	807
Other liabilities	314	354
Income taxes payable	111	72
Total current liabilities	1,610	1,559
Long-term debt, net of unamortized deferred financing costs	3,228	3,315
Deferred income taxes	248	211
Uncertain tax positions	149	156
Benefit obligations	557	585
Other liabilities	210	413
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2018 and 2017: 0 issued and outstanding)	—	—
Series A common stock, $0.0001 par value, 400,000,000 shares authorized (2018: 168,294,244 issued and 135,018,148 outstanding; 2017: 168,156,969 issued and 135,769,256 outstanding)	—	—
Treasury stock, at cost (2018: 33,276,096 shares; 2017: 32,387,713 shares)	(2,131)	(2,031)
Additional paid-in capital	208	175
Retained earnings	5,491	4,920
Accumulated other comprehensive income (loss), net	(188)	(177)
Total Celanese Corporation stockholders' equity	3,380	2,887
Noncontrolling interests	407	412
Total equity	3,787	3,299
Total liabilities and equity	9,789	9,538

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Six Months Ended June 30, 2018
	Shares	Amount
	(In $ millions, except share data)
Series A Common Stock
Balance as of the beginning of the period	135,769,256	—
Stock option exercises	—	—
Purchases of treasury stock	(888,383)	—
Stock awards	137,275	—
Balance as of the end of the period	135,018,148	—
Treasury Stock
Balance as of the beginning of the period	32,387,713	(2,031)
Purchases of treasury stock, including related fees	888,383	(100)
Balance as of the end of the period	33,276,096	(2,131)
Additional Paid-In Capital
Balance as of the beginning of the period		175
Stock-based compensation, net of tax		33
Balance as of the end of the period		208
Retained Earnings
Balance as of the beginning of the period		4,920
Net earnings (loss) attributable to Celanese Corporation		707
Series A common stock dividends		(136)
Balance as of the end of the period		5,491
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(177)
Other comprehensive income (loss), net of tax		(11)
Balance as of the end of the period		(188)
Total Celanese Corporation stockholders' equity		3,380
Noncontrolling Interests
Balance as of the beginning of the period		412
Net earnings (loss) attributable to noncontrolling interests		3
(Distributions to) contributions from noncontrolling interests		(8)
Balance as of the end of the period		407
Total equity		3,787

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(In $ millions)
Operating Activities
Net earnings (loss)	710	417
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	168	149
Pension and postretirement net periodic benefit cost	(46)	(40)
Pension and postretirement contributions	(24)	(24)
Deferred income taxes, net	55	4
(Gain) loss on disposition of businesses and assets, net	3	3
Stock-based compensation	39	19
Undistributed earnings in unconsolidated affiliates	3	25
Other, net	10	6
Operating cash provided by (used in) discontinued operations	(1)	6
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(175)	(133)
Inventories	(17)	11
Other assets	(39)	1
Trade payables - third party and affiliates	36	33
Other liabilities	6	13
Net cash provided by (used in) operating activities	728	490
Investing Activities
Capital expenditures on property, plant and equipment	(165)	(116)
Acquisitions, net of cash acquired	(144)	(268)
Proceeds from sale of businesses and assets, net	9	1
Other, net	(31)	(6)
Net cash provided by (used in) investing activities	(331)	(389)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	40	202
Proceeds from short-term borrowings	36	104
Repayments of short-term borrowings	(39)	(55)
Repayments of long-term debt	(43)	(58)
Purchases of treasury stock, including related fees	(100)	(300)
Stock option exercises	—	1
Series A common stock dividends	(136)	(116)
(Distributions to) contributions from noncontrolling interests	(8)	(8)
Other, net	(6)	(19)
Net cash provided by (used in) financing activities	(256)	(249)
Exchange rate effects on cash and cash equivalents	(9)	21
Net increase (decrease) in cash and cash equivalents	132	(127)
Cash and cash equivalents as of beginning of period	576	638
Cash and cash equivalents as of end of period	708	511

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2018 and 2017 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year.
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
The Company has reclassified certain prior period amounts primarily due to (1) the adoption of ASU 2017-07 (defined below in Note 2) and (2) to conform to the presentation of the Company's current reportable segments (Note 19).

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

In February 2016, the FASB issued ASU 2016-02, Leases. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-02.
The new guidance supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. Subsequent guidance issued after February 2016 did not change the core principle of ASU 2016-02.
January 1, 2019. Early adoption is permitted.
The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for manufacturing and logistics equipment, and real estate operating leases. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption, but has not yet quantified these at this time. The Company plans to adopt the standard effective January 1, 2019, utilizing the modified retrospective transition method.

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

	Three Months Ended June 30, 2017
	As previously reported	Adoption of ASU 2017-07	As Adjusted
	(In $ millions)
Cost of sales	(1,143)	(2)	(1,145)
Selling, general and administrative expenses	(96)	(21)	(117)
Other (charges) gains, net	(3)	1	(2)
Operating profit (loss)	240	(22)	218
Non-operating pension and other postretirement employee benefit (expense) income	—	22	22

	Six Months Ended June 30, 2017
	As previously reported	Adoption of ASU 2017-07	As Adjusted
	(In $ millions)
Cost of sales	(2,262)	(4)	(2,266)
Selling, general and administrative expenses	(179)	(41)	(220)
Other (charges) gains, net	(58)	1	(57)
Operating profit (loss)	432	(44)	388
Non-operating pension and other postretirement employee benefit (expense) income	—	44	44
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
In May 2017, using cash on hand and borrowings under the Company's senior unsecured revolving credit facility, the Company acquired the nylon compounding division of Nilit Group ("Nilit"), an independent producer of high performance nylon resins, fibers and compounds. Celanese acquired the nylon compounding product portfolio, customer agreements and manufacturing, technology and commercial facilities. The acquisition of Nilit increases the Company's global engineered materials product platforms, extends the operational model, technical and industry solutions capabilities and expands project pipelines. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based on preliminary information. During the measurement period, the Company made certain adjustments to its purchase price allocation to adjust taxes and working capital, which resulted in a $2 million reduction to goodwill initially recorded.
Plant Closures

•	Ocotlán, Mexico
On June 6, 2018, the Company announced the consolidation of its global acetate manufacturing operations by initiating the closure of its acetate tow manufacturing unit in Ocotlán, Mexico in 2018. The acetate flake unit will remain operational and is unaffected by these actions. The Ocotlán, Mexico operations are included in the Company's Acetate Tow segment.
The exit costs and shutdown costs related to the closure of the Ocotlán, Mexico acetate tow manufacturing unit (Note 14) are as follows:

Three Months Ended June 30, 2018
(In $ millions)
Restructuring(1)	1
Accelerated depreciation expense	3
Loss on disposition of assets, net	1
Total	5
______________________________

(1)	Included in Other (charges) gains, net in the unaudited interim consolidated statement of operations.
The Company expects to incur additional exit and shutdown costs of approximately $16 million, primarily related to accelerated depreciation, through the remainder of 2018.
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
The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Cash and cash equivalents	18	19
Trade receivables, net - third party and affiliate	15	9
Property, plant and equipment (net of accumulated depreciation - 2018: $110; 2017: $90)	676	697
Intangible assets (net of accumulated amortization - 2018: $3; 2017: $2)	24	25
Other assets	6	6
Total assets(1)	739	756

Trade payables	9	16
Other liabilities(2)	5	4
Total debt	5	5
Deferred income taxes	3	3
Total liabilities	22	28
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of June 30, 2018, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.

The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Property, plant and equipment, net	48	53

Trade payables	36	25
Current installments of long-term debt	14	18
Long-term debt	68	76
Total liabilities	118	119

Maximum exposure to loss	160	164
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
5. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 11) as follows:

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Amortized cost	32	32
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	32	32
6. Inventories

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Finished goods	597	591
Work-in-process	60	57
Raw materials and supplies	260	252
Total	917	900

7. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2017	643	149	40	171	1,003
Acquisitions (Note 3)	84	—	—	—	84
Exchange rate changes	(13)	—	—	(5)	(18)
As of June 30, 2018(1)	714	149	40	166	1,069
______________________________

(1)	There were $0 million of accumulated impairment losses as of June 30, 2018.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses		Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2017	38		640	45	54	777
Acquisitions (Note 3)	—		32	—	3	35	(1)
Renewals	6	(2)	—	—	—	6
Exchange rate changes	(1)		(13)	—	—	(14)
As of June 30, 2018	43		659	45	57	804
Accumulated Amortization
As of December 31, 2017	(33)		(496)	(30)	(32)	(591)
Amortization	(1)		(8)	(2)	(2)	(13)
Exchange rate changes	1		12	(1)	—	12
As of June 30, 2018	(33)		(492)	(33)	(34)	(592)
Net book value	10		167	12	23	212
______________________________

(1)	Represents intangible assets acquired related to Omni Plastics (Note 3) with a weighted average amortization period of 11 years.

(2)	During the three months ended June 30, 2018, the Company extended an exclusive acetyls research and development technology agreement license, which will be amortized over a period of 5 years.
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2017	115
Acquisitions (Note 3)	—
Accumulated impairment losses	—
Exchange rate changes	(2)
As of June 30, 2018	113

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2019	22
2020	20
2021	19
2022	17
2023	14
8. Current Other Liabilities

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Asset retirement obligations	3	19
Benefit obligations (Note 11)	30	30
Customer rebates (Note 20)	52	65
Derivatives (Note 16)	6	3
Environmental (Note 12)	18	14
Insurance	5	5
Interest	24	17
Restructuring (Note 14)	7	5
Salaries and benefits	93	113
Sales and use tax/foreign withholding tax payable	34	16
Other	42	67
Total	314	354
9. Noncurrent Other Liabilities

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Asset retirement obligations	14	7
Deferred proceeds	46	47
Deferred revenue (Note 20)	6	6
Environmental (Note 12)	53	59
Income taxes payable	—	197
Insurance	43	43
Other	48	54
Total	210	413

10. Debt

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	68	63
Short-term borrowings, including amounts due to affiliates(1)	96	86
Revolving credit facility(2)	125	97
Accounts receivable securitization facility(3)	77	80
Total	366	326
______________________________

(1)	The weighted average interest rate was 3.5% and 3.4% as of June 30, 2018 and December 31, 2017, respectively.

(2)	The weighted average interest rate was 3.5% and 4.1% as of June 30, 2018 and December 31, 2017, respectively.

(3)	The weighted average interest rate was 2.8% and 2.1% as of June 30, 2018 and December 31, 2017, respectively.

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Long-Term Debt
Senior unsecured term loan due 2021(1)	481	494
Senior unsecured notes due 2019, interest rate of 3.250%	349	360
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	872	897
Senior unsecured notes due 2025, interest rate of 1.250%	349	359
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	169	169
Nilit bank loans due at various dates through 2026(2)	11	11
Obligations under capital leases due at various dates through 2054	182	208
Subtotal	3,313	3,398
Unamortized debt issuance costs(3)	(17)	(20)
Current installments of long-term debt	(68)	(63)
Total	3,228	3,315
______________________________

(1)	The margin for borrowings under the senior unsecured term loan due 2021 was 1.5% above LIBOR at current Company credit ratings.

(2)	The weighted average interest rate was 1.3% and 1.3% as of June 30, 2018 and December 31, 2017, respectively.

(3)	Related to the Company's long-term debt, excluding obligations under capital leases.
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

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of June 30, 2018
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	125
Letters of credit issued	—
Available for borrowing(2)	875
______________________________

(1)	The Company borrowed $535 million and repaid $507 million under its senior unsecured revolving credit facility during the six months ended June 30, 2018.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR at current Company credit ratings.
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
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of June 30, 2018
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	77
Letters of credit issued	29
Available for borrowing	14
Total borrowing base	120

Maximum borrowing base(2)	120
______________________________

(1)	The Company borrowed $25 million and repaid $28 million during the six months ended June 30, 2018.

(2)	Outstanding accounts receivable transferred to the SPE was $176 million.

Other Financing Arrangements
During the three months ended June 30, 2018, the Company entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $40 million of accounts receivable as of June 30, 2018.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all covenants related to its debt agreements as of June 30, 2018.
11. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	2	—	5	—	4	—
Interest cost	26	1	26	1	52	1	53	1
Expected return on plan assets	(53)	—	(49)	—	(105)	—	(98)	—
Amortization of prior service cost (credit), net	—	—	—	(1)	—	—	—	(1)
Special termination benefit	1	—	1	—	1	—	1	—
Total	(23)	1	(20)	—	(47)	1	(40)	—
Benefit obligation funding is as follows:

	As of June 30, 2018	Total Expected 2018
	(In $ millions)
Cash contributions to defined benefit pension plans	12	23
Benefit payments to nonqualified pension plans	11	21
Benefit payments to other postretirement benefit plans	1	5
Cash contributions to German multiemployer defined benefit pension plans(1)	4	8
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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
The components of environmental remediation reserves are as follows:

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Demerger obligations (Note 18)	26	28
Divestiture obligations (Note 18)	17	17
Active sites	15	15
US Superfund sites	11	11
Other environmental remediation reserves	2	2
Total	71	73
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

One such site is the Diamond Alkali Superfund Site, which is comprised of a number of sub-sites, including the Lower Passaic River Study Area ("LPRSA"), which is the lower 17-mile stretch of the Passaic River ("Lower Passaic River Site"), and the Newark Bay Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Lower Passaic River Site in order to identify the levels of contaminants and potential cleanup actions, including the potential migration of contaminants between the Lower Passaic River Site and the Newark Bay Area. Work on the RI/FS is ongoing, with a goal to complete it in 2018.
In March 2016, the EPA issued its final Record of Decision concerning the remediation of the lower 8.3 miles of the Lower Passaic River Site ("Lower 8.3 Miles"). Pursuant to the EPA's Record of Decision, the Lower 8.3 Miles must be dredged bank to bank and an engineered cap must be installed at an EPA estimated cost of approximately $1.4 billion. The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the contaminants of concern to the Passaic River. On June 30, 2018, Occidental Chemical Corporation ("OCC"), the successor to the Diamond Alkali Company, sued a subsidiary of the Company and 119 other parties alleging claims for joint and several damages, contribution and declaratory relief under Section 107 and 113 of Superfund for costs to clean up the LPRSA portion of the Diamond Alkali Superfund Site, Occidental Chemical Corporation v. 21st Century Fox America, Inc., et al, No. 2:18-CV-11273-JLL-JAD (U.S. District Court New Jersey), alleging that each of the defendants owned or operated a facility that contributed contamination to the LPRSA. With respect to the Company, the OCC lawsuit is limited to the former Celanese facility that Essex County, New Jersey has agreed to indemnify the Company for and does not change the Company's estimated liability for LPRSA cleanup costs. The Company is vigorously defending these matters and currently believes that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site, estimated at less than 1%, will not be material to the Company's results of operations, cash flows or financial position.
13. Stockholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Series A common stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2017	28	0.46	1.84	May 2017
April 2018	17	0.54	2.16	May 2018
The Company's certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Series B common stock, par value $0.0001 per share, none of which are issued or outstanding as of June 30, 2018 and December 31, 2017.
The Company declared a quarterly cash dividend of $0.54 per share on its Common Stock on July 16, 2018, amounting to $73 million. The cash dividend will be paid on August 6, 2018 to holders of record as of July 27, 2018.
Treasury Stock

	Six Months Ended June 30,		Total From February 2008 Through June 30, 2018
	2018	2017
Shares repurchased	888,383	3,412,858	40,667,402
Average purchase price per share	$112.56	$88.88	$59.88
Shares repurchased (in $ millions)	$100	$303	$2,435
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)(1)	$—	$—	$3,866
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
Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2018			2017
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	1	—	1
Foreign currency translation	(72)	6	(66)	71	7	78
Gain (loss) on cash flow hedges	6	—	6	1	—	1
Pension and postretirement benefits	—	—	—	—	—	—
Total	(66)	6	(60)	73	7	80

	Six Months Ended June 30,
	2018			2017
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	1	—	1
Foreign currency translation	(27)	10	(17)	99	7	106
Gain (loss) on cash flow hedges	4	1	5	(1)	—	(1)
Pension and postretirement benefits	1	—	1	5	—	5
Total	(22)	11	(11)	104	7	111
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges (Note 16)	Pension and Postretirement Benefits (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2017	(176)	2	(3)	(177)
Other comprehensive income (loss) before reclassifications	(27)	5	1	(21)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Income tax (provision) benefit	10	1	—	11
As of June 30, 2018	(193)	7	(2)	(188)

14. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In $ millions)
Restructuring	(3)	(1)	(3)	(3)
InfraServ ownership change	—	(4)	—	(4)
Plant/office closures	—	3	—	(50)
Total	(3)	(2)	(3)	(57)
During the six months ended June 30, 2018 and 2017, the Company recorded $3 million and $3 million, respectively, of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
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
The changes in the restructuring reserves by business segment are as follows:

	Engineered Materials	Acetate Tow	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2017	1	—	—	1	1	3
Additions	—	1	2	—	—	3
Cash payments	(1)	—	—	—	—	(1)
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2018	—	1	2	1	1	5
Other Plant/Office Closures
As of December 31, 2017	—	—	—	2	—	2
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of June 30, 2018	—	—	—	2	—	2
Total	—	1	2	3	1	7
15. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In percentages)
Effective income tax rate	22	14	19	18
The higher effective income tax rate for the three months ended June 30, 2018 compared to the same period in 2017 is primarily due to increases in valuation allowances related to foreign tax credit carryforwards partially offset by the release of valuation allowances on net deferred tax assets in Singapore, reduction of the US statutory tax rate due to new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") and reduced losses not providing tax benefits in certain jurisdictions.

In December 2017, the TCJA was enacted and was effective January 1, 2018. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments.
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
For year-end 2017, the Company recorded provisional amounts for impacts of the new tax law including: the deemed repatriation tax on post 1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Certain items or estimates that result in impacts of the TCJA being provisional include: detailed foreign earnings calculations for 2017 and 2018, projected foreign cash balances for certain foreign subsidiaries and finalized computations of foreign tax credit availability. Finally, the Company considers it likely that further technical guidance regarding certain components of the new provisions included in the TCJA, as well as clarity regarding state income tax conformity to current federal tax code, may be issued. During the three months ended June 30, 2018, the Company recorded increases to provisional amounts for valuation allowances on foreign tax credits of $56 million. The changes in provisional amounts are primarily due to refined estimates of foreign source income and expense apportionment during the credit carryforward period and refined estimates of foreign tax credits generated during the carryforward period. The Company will continue to refine provisional amounts for the impacts of the TCJA as more refined information and further guidance become available.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. Changes in the Company's estimates of future taxable income and prudent and feasible tax planning strategies will affect the estimate of the realization of the tax benefits of these foreign tax carryforwards. As such, the Company is currently evaluating tax planning strategies to enable use of the Company's foreign tax credit carryforwards that may decrease the Company's effective tax rate in future periods as the valuation allowance is reversed.
During the six months ended June 30, 2018, the Company's uncertain tax positions decreased $7 million, primarily due to favorable technical clarifications in Germany and foreign currency exchange fluctuations, partially offset by an increase in US positions.
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
The Company has initiated the appeal process for the 2009 and 2010 examination years. As negotiations progress, the Company will evaluate its position and will record any anticipated impacts accordingly. The Company does not currently anticipate a material impact from the appeals process related to the 2009 and 2010 examination years.
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
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of June 30, 2018	As of December 31, 2017
	(In € millions)
Total	1,050	1,050
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Total	876	740
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2018	2017	2018	2017
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	6	2	1	1	Cost of sales
Foreign currency forwards	1	(1)	—	—	Cost of sales
Total	7	1	1	1

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	70	(56)	—	—	N/A
Total	70	(56)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	21	(3)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	21	(3)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2018	2017	2018	2017
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	4	1	1	2	Cost of sales
Foreign currency forwards	1	(1)	—	—	Cost of sales
Total	5	—	1	2

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	35	(69)	—	—	N/A
Total	35	(69)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	17	(2)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	17	(2)
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Derivative Assets
Gross amount recognized	24	13
Gross amount offset in the consolidated balance sheets	8	4
Net amount presented in the consolidated balance sheets	16	9
Gross amount not offset in the consolidated balance sheets	5	3
Net amount	11	6

	As of June 30, 2018	As of December 31, 2017
	(In $ millions)
Derivative Liabilities
Gross amount recognized	14	7
Gross amount offset in the consolidated balance sheets	8	4
Net amount presented in the consolidated balance sheets	6	3
Gross amount not offset in the consolidated balance sheets	5	3
Net amount	1	—

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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of June 30, 2018
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	5	5	Current Other assets
Commodity swaps	—	2	2	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	9	9	Current Other assets
Total assets	—	16	16
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(6)	(6)	Current Other liabilities
Total liabilities	—	(6)	(6)
As of December 31, 2017
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	2	2	Current Other assets
Commodity swaps	—	2	2	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	5	5	Current Other assets
Total assets	—	9	9
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2018
Cost investments	165	—	—	—
Insurance contracts in nonqualified trusts	42	42	—	42
Long-term debt, including current installments of long-term debt	3,313	3,198	182	3,380
As of December 31, 2017
Cost investments	159	—	—	—
Insurance contracts in nonqualified trusts	42	42	—	42
Long-term debt, including current installments of long-term debt	3,398	3,299	208	3,507
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
As of June 30, 2018, and December 31, 2017, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2018, are $83 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.

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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $122 million as of June 30, 2018. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2018, the Company had unconditional purchase obligations of $1.6 billion, which extend through 2036.
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
European Commission
In May 2017, the Company learned that the European Commission opened a competition law investigation involving certain subsidiaries of the Company with respect to certain ethylene purchases. The Company is cooperating with the European Commission. Because the investigation is on-going, and the many uncertainties and variables involved, the Company is unable at this time to determine the outcome of this investigation and whether, and in what amount, any potential fines would be assessed.

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

	Engineered Materials	Acetate Tow	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended June 30, 2018
Net sales	664	162	288	(1)	861	(2)	—	(131)	1,844
Other (charges) gains, net (Note 14)	—	(1)	(2)		—		—	—	(3)
Operating profit (loss)	114	39	22		251		(68)	—	358
Equity in net earnings (loss) of affiliates	53	—	—		2		1	—	56
Depreciation and amortization	33	13	10		26		4	—	86
Capital expenditures	26	10	5		44		3	—	88	(3)

	Three Months Ended June 30, 2017 - As Adjusted (Note 2)
Net sales	546	163	262	(1)	649	(2)	—	(110)	1,510
Other (charges) gains, net (Note 14)	(2)	(1)	—		3		(2)	—	(2)
Operating profit (loss)	105	41	26		109		(63)	—	218
Equity in net earnings (loss) of affiliates	38	—	—		2		(2)	—	38
Depreciation and amortization	27	10	10		26		2	—	75
Capital expenditures	14	7	6		28		3	—	58	(3)
______________________________

(1)	Includes intersegment sales of $1 million and $1 million for the three months ended June 30, 2018 and 2017, respectively.

(2)	Includes intersegment sales of $130 million and $109 million for the three months ended June 30, 2018 and 2017, respectively.

(3)	Includes an increase in accrued capital expenditures of $9 million and $4 million for the three months ended June 30, 2018 and 2017, respectively.

	Engineered Materials	Acetate Tow	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Six Months Ended June 30, 2018
Net sales	1,329	330	562	(1)	1,732	(2)	—	(258)	3,695
Other (charges) gains, net (Note 14)	—	(1)	(2)		—		—	—	(3)
Operating profit (loss)	241	85	45		482		(151)	(1)	701
Equity in net earnings (loss) of affiliates	107	—	—		3		4	—	114
Depreciation and amortization	65	23	19		52		6	—	165
Capital expenditures	47	10	9		74		5	—	145	(3)

	As of June 30, 2018
Goodwill and intangible assets, net	993	154	45		202		—	—	1,394
Total assets	4,029	1,071	850		2,688		1,151	—	9,789

	Six Months Ended June 30, 2017 - As Adjusted (Note 2)
Net sales	1,060	354	507	(1)	1,268	(2)	—	(208)	2,981
Other (charges) gains, net (Note 14)	(2)	(2)	—		(50)		(3)	—	(57)
Operating profit (loss)	209	103	51		136		(111)	—	388
Equity in net earnings (loss) of affiliates	81	—	—		3		1	—	85
Depreciation and amortization	52	20	18		52		4	—	146
Capital expenditures	24	13	10		48		4	—	99	(3)

	As of December 31, 2017
Goodwill and intangible assets, net	902	154	46		202		—	—	1,304
Total assets	3,866	1,163	861		2,657		991	—	9,538
______________________________

(1)	Includes intersegment sales of $3 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	Includes intersegment sales of $255 million and $206 million for the six months ended June 30, 2018 and 2017, respectively.

(3)	Includes a decrease in accrued capital expenditures of $20 million and $17 million for the six months ended June 30, 2018 and 2017, respectively.
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
The adoption of ASU 2014-09 (Note 2) resulted in an immaterial impact to the individual financial statement line items of the Company's unaudited interim consolidated statement of operations during the three and six months ended June 30, 2018.
Contract Estimates
The nature of certain of the Company's contracts gives rise to variable consideration, which may be constrained, including retrospective volume-based rebates to certain customers. The Company issues retrospective volume-based rebates to customers when they purchase a certain volume level, and the rebates are applied retroactively to prior purchases. The Company also issues prospective volume-based rebates to customers when they purchase a certain volume level, and the rebates are applied to future purchases. Prospective volume-based rebates represent a material right within the contract and therefore are considered to be separate performance obligations. For both retrospective and prospective volume-based rebates, the Company estimates the level of volumes based on anticipated purchases at the beginning of the period and records a rebate accrual for each purchase toward the requisite rebate volume. These estimated rebates are included in the transaction price of the Company's contracts with customers as a reduction to Net sales and are included in Current Other liabilities in the unaudited consolidated balance sheets (Note 8). This methodology is consistent with the manner in which the Company historically estimated and recorded volume-based rebates.
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of June 30, 2018, the Company had $873 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $149 million of its remaining performance obligations as Net sales in 2018, $235 million in 2019, an additional $182 million in 2020 and the balance thereafter.
The Company has certain contracts which contain performance obligations which are immaterial in the context of the contract with the customer. The Company has elected the practical expedient not to assess whether these promised goods or services are performance obligations.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 9).
The Company does not have any material contract assets as of June 30, 2018.
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
The Company manages its Industrial Specialties and Acetyl Intermediates business segments by leveraging its ability to sell chemicals externally to end-use markets or downstream to its emulsion polymers business (within its Industrial Specialties segment). Decisions to sell externally and geographically or downstream and along the acetyl chain are based on market demand, trade flows and maximizing the value of its chemicals. Therefore, the Company's strategic focus is on executing within this integrated chain model and less on driving product-specific revenue.

Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018
	(In $ millions)
Engineered Materials
North America	191	370
Europe and Africa	331	668
Asia-Pacific	126	258
South America	16	33
Total	664	1,329

Acetate Tow
North America	33	68
Europe and Africa	48	118
Asia-Pacific	68	119
South America	13	25
Total	162	330

Industrial Specialties
North America	93	181
Europe and Africa	138	274
Asia-Pacific	52	96
South America	4	8
Total(1)	287	559

Acetyl Intermediates
North America	192	394
Europe and Africa	201	382
Asia-Pacific	310	644
South America	28	57
Total(2)	731	1,477
______________________________

(1)	Excludes intersegment sales of $1 million and $3 million for the three and six months ended June 30, 2018, respectively.

(2)	Excludes intersegment sales of $130 million and $255 million for the three and six months ended June 30, 2018, respectively.

21. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	344	239	709	422
Earnings (loss) from discontinued operations	—	(8)	(2)	(8)
Net earnings (loss)	344	231	707	414

Weighted average shares - basic	135,589,717	138,619,721	135,752,179	139,626,199
Incremental shares attributable to equity awards	719,441	409,704	747,569	396,357
Weighted average shares - diluted	136,309,158	139,029,425	136,499,748	140,022,556
During the three and six months ended June 30, 2018 and 2017, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the six months ended June 30, 2018 and 2017 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	586	1,566	(308)	1,844
Cost of sales	—	—	(457)	(1,171)	305	(1,323)
Gross profit	—	—	129	395	(3)	521
Selling, general and administrative expenses	—	—	(51)	(85)	—	(136)
Amortization of intangible assets	—	—	(1)	(6)	—	(7)
Research and development expenses	—	—	(7)	(11)	—	(18)
Other (charges) gains, net	—	—	—	(3)	—	(3)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	1	—	(2)
Operating profit (loss)	—	—	67	294	(3)	358
Equity in net earnings (loss) of affiliates	344	341	312	53	(994)	56
Non-operating pension and other postretirement employee benefit (expense) income	—	—	24	2	—	26
Interest expense	—	(5)	(31)	(8)	12	(32)
Interest income	—	10	2	2	(14)	—
Dividend income - cost investments	—	—	—	32	2	34
Other income (expense), net	—	(1)	—	1	—	—
Earnings (loss) from continuing operations before tax	344	345	374	376	(997)	442
Income tax (provision) benefit	—	(1)	(69)	(28)	1	(97)
Earnings (loss) from continuing operations	344	344	305	348	(996)	345
Earnings (loss) from operation of discontinued operations	—	—	(1)	1	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	(1)	1	—	—
Net earnings (loss)	344	344	304	349	(996)	345
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	344	344	304	348	(996)	344

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2017 - As Adjusted (Note 2)
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	563	1,222	(275)	1,510
Cost of sales	—	—	(459)	(966)	280	(1,145)
Gross profit	—	—	104	256	5	365
Selling, general and administrative expenses	—	—	(44)	(73)	—	(117)
Amortization of intangible assets	—	—	(1)	(4)	—	(5)
Research and development expenses	—	—	(7)	(10)	—	(17)
Other (charges) gains, net	—	—	(1)	(1)	—	(2)
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	—	—	(2)
Operating profit (loss)	—	—	49	164	5	218
Equity in net earnings (loss) of affiliates	231	233	163	34	(623)	38
Non-operating pension and other postretirement employee benefit (expense) income	—	—	20	2	—	22
Interest expense	—	(6)	(24)	(8)	8	(30)
Interest income	—	6	1	2	(8)	1
Dividend income - cost investments	—	—	—	30	(1)	29
Other income (expense), net	—	(1)	1	3	—	3
Earnings (loss) from continuing operations before tax	231	232	210	227	(619)	281
Income tax (provision) benefit	—	(1)	(8)	(34)	3	(40)
Earnings (loss) from continuing operations	231	231	202	193	(616)	241
Earnings (loss) from operation of discontinued operations	—	—	—	(9)	—	(9)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	—	(8)	—	(8)
Net earnings (loss)	231	231	202	185	(616)	233
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	231	231	202	183	(616)	231

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,168	3,138	(611)	3,695
Cost of sales	—	—	(905)	(2,365)	611	(2,659)
Gross profit	—	—	263	773	—	1,036
Selling, general and administrative expenses	—	—	(110)	(173)	—	(283)
Amortization of intangible assets	—	—	(2)	(11)	—	(13)
Research and development expenses	—	—	(15)	(21)	—	(36)
Other (charges) gains, net	—	—	—	(3)	—	(3)
Foreign exchange gain (loss), net	—	—	—	2	—	2
Gain (loss) on disposition of businesses and assets, net	—	—	(5)	3	—	(2)
Operating profit (loss)	—	—	131	570	—	701
Equity in net earnings (loss) of affiliates	707	701	586	106	(1,986)	114
Non-operating pension and other postretirement employee benefit (expense) income	—	—	47	5	—	52
Interest expense	—	(10)	(60)	(17)	22	(65)
Interest income	—	18	4	4	(24)	2
Dividend income - cost investments	—	—	—	64	2	66
Other income (expense), net	—	—	—	4	—	4
Earnings (loss) from continuing operations before tax	707	709	708	736	(1,986)	874
Income tax (provision) benefit	—	(2)	(105)	(55)	—	(162)
Earnings (loss) from continuing operations	707	707	603	681	(1,986)	712
Earnings (loss) from operation of discontinued operations	—	—	(1)	(1)	—	(2)
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	(1)	(1)	—	(2)
Net earnings (loss)	707	707	602	680	(1,986)	710
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net earnings (loss) attributable to Celanese Corporation	707	707	602	677	(1,986)	707

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2017 - As Adjusted (Note 2)
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,152	2,399	(570)	2,981
Cost of sales	—	—	(904)	(1,932)	570	(2,266)
Gross profit	—	—	248	467	—	715
Selling, general and administrative expenses	—	—	(78)	(142)	—	(220)
Amortization of intangible assets	—	—	(2)	(7)	—	(9)
Research and development expenses	—	—	(14)	(20)	—	(34)
Other (charges) gains, net	—	—	(7)	(50)	—	(57)
Foreign exchange gain (loss), net	—	—	—	(4)	—	(4)
Gain (loss) on disposition of businesses and assets, net	—	—	(4)	1	—	(3)
Operating profit (loss)	—	—	143	245	—	388
Equity in net earnings (loss) of affiliates	414	407	264	77	(1,077)	85
Non-operating pension and other postretirement employee benefit (expense) income	—	—	40	4	—	44
Interest expense	—	(12)	(47)	(15)	15	(59)
Interest income	—	12	2	2	(15)	1
Dividend income - cost investments	—	—	—	59	(1)	58
Other income (expense), net	—	(1)	1	4	—	4
Earnings (loss) from continuing operations before tax	414	406	403	376	(1,078)	521
Income tax (provision) benefit	—	8	(71)	(33)	—	(96)
Earnings (loss) from continuing operations	414	414	332	343	(1,078)	425
Earnings (loss) from operation of discontinued operations	—	—	—	(9)	—	(9)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	—	(8)	—	(8)
Net earnings (loss)	414	414	332	335	(1,078)	417
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net earnings (loss) attributable to Celanese Corporation	414	414	332	332	(1,078)	414

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	344	344	304	349	(996)	345
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	5	13	(18)	—
Foreign currency translation	(66)	(66)	(109)	(132)	307	(66)
Gain (loss) on cash flow hedges	6	6	5	6	(17)	6
Total other comprehensive income (loss), net of tax	(60)	(60)	(99)	(113)	272	(60)
Total comprehensive income (loss), net of tax	284	284	205	236	(724)	285
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	284	284	205	235	(724)	284

	Three Months Ended June 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	231	231	202	185	(616)	233
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation	78	78	96	119	(293)	78
Gain (loss) on cash flow hedges	1	1	1	1	(3)	1
Total other comprehensive income (loss), net of tax	80	80	98	121	(299)	80
Total comprehensive income (loss), net of tax	311	311	300	306	(915)	313
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	311	311	300	304	(915)	311

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	707	707	602	680	(1,986)	710
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	5	13	(18)	—
Foreign currency translation	(17)	(17)	(46)	(58)	121	(17)
Gain (loss) on cash flow hedges	5	5	4	5	(14)	5
Pension and postretirement benefits	1	1	1	1	(3)	1
Total other comprehensive income (loss), net of tax	(11)	(11)	(36)	(39)	86	(11)
Total comprehensive income (loss), net of tax	696	696	566	641	(1,900)	699
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to Celanese Corporation	696	696	566	638	(1,900)	696

	Six Months Ended June 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	414	414	332	335	(1,078)	417
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation	106	106	126	158	(390)	106
Gain (loss) on cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits	5	5	4	6	(15)	5
Total other comprehensive income (loss), net of tax	111	111	130	164	(405)	111
Total comprehensive income (loss), net of tax	525	525	462	499	(1,483)	528
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to Celanese Corporation	525	525	462	496	(1,483)	525

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	2	—	93	613	—	708
Trade receivables - third party and affiliates	—	—	125	1,180	(149)	1,156
Non-trade receivables, net	37	506	452	416	(1,122)	289
Inventories, net	—	—	259	710	(52)	917
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	50	16	75	(90)	51
Total current assets	39	556	977	2,994	(1,413)	3,153
Investments in affiliates	3,341	4,510	4,329	844	(12,061)	963
Property, plant and equipment, net	—	—	1,200	2,524	—	3,724
Deferred income taxes	—	13	—	172	(22)	163
Other assets	—	1,565	240	192	(1,605)	392
Goodwill	—	—	314	755	—	1,069
Intangible assets, net	—	—	103	222	—	325
Total assets	3,380	6,644	7,163	7,703	(15,101)	9,789
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	169	163	286	(252)	366
Trade payables - third party and affiliates	—	—	327	641	(149)	819
Other liabilities	—	74	267	445	(472)	314
Income taxes payable	—	—	488	113	(490)	111
Total current liabilities	—	243	1,245	1,485	(1,363)	1,610
Noncurrent Liabilities
Long-term debt	—	3,060	1,525	213	(1,570)	3,228
Deferred income taxes	—	—	67	203	(22)	248
Uncertain tax positions	—	—	9	142	(2)	149
Benefit obligations	—	—	269	288	—	557
Other liabilities	—	—	105	147	(42)	210
Total noncurrent liabilities	—	3,060	1,975	993	(1,636)	4,392
Total Celanese Corporation stockholders' equity	3,380	3,341	3,943	4,818	(12,102)	3,380
Noncontrolling interests	—	—	—	407	—	407
Total equity	3,380	3,341	3,943	5,225	(12,102)	3,787
Total liabilities and equity	3,380	6,644	7,163	7,703	(15,101)	9,789

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	230	346	—	576
Trade receivables - third party and affiliates	—	—	89	988	(91)	986
Non-trade receivables, net	38	482	279	385	(940)	244
Inventories, net	—	—	277	672	(49)	900
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	60	12	93	(111)	54
Total current assets	38	542	919	2,484	(1,191)	2,792
Investments in affiliates	2,850	4,283	3,916	861	(10,934)	976
Property, plant and equipment, net	—	—	1,145	2,617	—	3,762
Deferred income taxes	—	6	206	158	(4)	366
Other assets	—	1,295	171	165	(1,293)	338
Goodwill	—	—	314	689	—	1,003
Intangible assets, net	—	—	48	253	—	301
Total assets	2,888	6,126	6,719	7,227	(13,422)	9,538
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	76	148	369	(267)	326
Trade payables - third party and affiliates	—	1	300	598	(92)	807
Other liabilities	—	71	302	273	(292)	354
Income taxes payable	—	—	471	92	(491)	72
Total current liabilities	—	148	1,221	1,332	(1,142)	1,559
Noncurrent Liabilities
Long-term debt	—	3,128	1,254	233	(1,300)	3,315
Deferred income taxes	—	—	—	215	(4)	211
Uncertain tax positions	—	—	1	157	(2)	156
Benefit obligations	—	—	277	308	—	585
Other liabilities	—	—	255	158	—	413
Total noncurrent liabilities	—	3,128	1,787	1,071	(1,306)	4,680
Total Celanese Corporation stockholders' equity	2,888	2,850	3,711	4,412	(10,974)	2,887
Noncontrolling interests	—	—	—	412	—	412
Total equity	2,888	2,850	3,711	4,824	(10,974)	3,299
Total liabilities and equity	2,888	6,126	6,719	7,227	(13,422)	9,538

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	238	432	115	630	(687)	728
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(109)	(56)	—	(165)
Acquisitions, net of cash acquired	—	—	(144)	—	—	(144)
Proceeds from sale of businesses and assets, net	—	—	—	9	—	9
Return of capital from subsidiary	—	—	218	—	(218)	—
Contributions to subsidiary	—	—	(16)	—	16	—
Intercompany loan receipts (disbursements)	—	(272)	(10)	—	282	—
Other, net	—	—	(7)	(24)	—	(31)
Net cash provided by (used in) investing activities	—	(272)	(68)	(71)	80	(331)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	90	11	(51)	(10)	40
Proceeds from short-term borrowings	—	—	—	36	—	36
Repayments of short-term borrowings	—	—	—	(39)	—	(39)
Proceeds from long-term debt	—	—	272	—	(272)	—
Repayments of long-term debt	—	(12)	(13)	(18)	—	(43)
Purchases of treasury stock, including related fees	(100)	—	—	—	—	(100)
Dividends to parent	—	(238)	(449)	—	687	—
Contributions from parent	—	—	—	16	(16)	—
Series A common stock dividends	(136)	—	—	—	—	(136)
Return of capital to parent	—	—	—	(218)	218	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(8)	—	(8)
Other, net	—	—	(5)	(1)	—	(6)
Net cash provided by (used in) financing activities	(236)	(160)	(184)	(283)	607	(256)
Exchange rate effects on cash and cash equivalents	—	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	2	—	(137)	267	—	132
Cash and cash equivalents as of beginning of period	—	—	230	346	—	576
Cash and cash equivalents as of end of period	2	—	93	613	—	708

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	415	342	351	283	(901)	490
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(82)	(34)	—	(116)
Acquisitions, net of cash acquired	—	(11)	(12)	(264)	19	(268)
Proceeds from sale of businesses and assets, net	—	—	—	20	(19)	1
Return of capital from subsidiary	—	—	9	—	(9)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(74)	(11)	—	85	—
Other, net	—	—	(1)	(5)	—	(6)
Net cash provided by (used in) investing activities	—	(85)	(97)	(283)	76	(389)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	161	2	50	(11)	202
Proceeds from short-term borrowings	—	—	—	104	—	104
Repayments of short-term borrowings	—	—	—	(55)	—	(55)
Proceeds from long-term debt	—	—	74	—	(74)	—
Repayments of long-term debt	—	—	(1)	(57)	—	(58)
Purchases of treasury stock, including related fees	(300)	—	—	—	—	(300)
Dividends to parent	—	(415)	(306)	(180)	901	—
Stock option exercises	1	—	—	—	—	1
Series A common stock dividends	(116)	—	—	—	—	(116)
Return of capital to parent	—	—	—	(9)	9	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(8)	—	(8)
Other, net	—	—	(17)	(2)	—	(19)
Net cash provided by (used in) financing activities	(415)	(254)	(248)	(157)	825	(249)
Exchange rate effects on cash and cash equivalents	—	—	—	21	—	21
Net increase (decrease) in cash and cash equivalents	—	3	6	(136)	—	(127)
Cash and cash equivalents as of beginning of period	—	—	51	587	—	638
Cash and cash equivalents as of end of period	—	3	57	451	—	511

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
Effective January 1, 2018, we adopted Accounting Standards Update 2017-07, which clarifies the presentation and classification of the components of net periodic benefit costs in the unaudited interim consolidated statements of operations. See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements for further information.

Also effective January 1, 2018, we reorganized our operating and reportable segments to align with recent structural and management reporting changes. See Note 19 - Segment Information in the accompanying unaudited interim consolidated financial statements for further information.
Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
		(As Adjusted) (Note 2)			(As Adjusted) (Note 2)
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,844	1,510	334	3,695	2,981	714
Gross profit	521	365	156	1,036	715	321
Selling, general and administrative ("SG&A") expenses	(136)	(117)	(19)	(283)	(220)	(63)
Other (charges) gains, net	(3)	(2)	(1)	(3)	(57)	54
Operating profit (loss)	358	218	140	701	388	313
Equity in net earnings (loss) of affiliates	56	38	18	114	85	29
Non-operating pension and other postretirement employee benefit (expense) income	26	22	4	52	44	8
Interest expense	(32)	(30)	(2)	(65)	(59)	(6)
Dividend income - cost investments	34	29	5	66	58	8
Earnings (loss) from continuing operations before tax	442	281	161	874	521	353
Earnings (loss) from continuing operations	345	241	104	712	425	287
Earnings (loss) from discontinued operations	—	(8)	8	(2)	(8)	6
Net earnings (loss)	345	233	112	710	417	293
Net earnings (loss) attributable to Celanese Corporation	344	231	113	707	414	293
Other Data
Depreciation and amortization	86	75	11	165	146	19
SG&A expenses as a percentage of Net sales	7.4%	7.7%		7.7%	7.4%
Operating margin(1)	19.4%	14.4%		19.0%	13.0%
Other (charges) gains, net
Restructuring	(3)	(1)	(2)	(3)	(3)	—
InfraServ ownership change	—	(4)	4	—	(4)	4
Plant/office closures	—	3	(3)	—	(50)	50
Total Other (charges) gains, net	(3)	(2)	(1)	(3)	(57)	54
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2018	As of December 31, 2017
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	708	576

Short-term borrowings and current installments of long-term debt - third party and affiliates	366	326
Long-term debt, net of unamortized deferred financing costs	3,228	3,315
Total debt	3,594	3,641
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	11	7	4	—	22
Acetate Tow	1	(2)	—	—	(1)
Industrial Specialties	—	5	5	—	10
Acetyl Intermediates	8	22	4	(1)	33
Total Company	7	13	4	(2)	22
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	15	5	5	—	25
Acetate Tow	(5)	(3)	1	—	(7)
Industrial Specialties	(1)	6	6	—	11
Acetyl Intermediates	5	27	5	—	37
Total Company	7	14	5	(2)	24
Consolidated Results
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net sales increased $334 million, or 22%, for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing across most of our segments;

•
higher volume in our Engineered Materials segment, primarily related to our base business driven by new project launches and pipeline growth, and Net sales generated from acquisitions. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information;

•	higher volume in our Acetyl Intermediates segment, primarily due to higher demand for acetic acid and solvents; and

•	a favorable currency impact across most of our segments resulting from a strong Euro relative to the US dollar.
Operating profit increased $140 million, or 64%, for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales;
partially offset by:

•	higher raw material costs across most of our segments;

•	higher spending of $24 million and $23 million in our Acetyl Intermediates and Engineered Materials segments, respectively; and

•	higher functional spending and incentive compensation costs of $16 million.
Our effective income tax rate for the three months ended June 30, 2018 was 22% compared to 14% for the same period in 2017. The higher effective income tax rate for the three months ended June 30, 2018 compared to the same period in 2017 is primarily due to increases in valuation allowances related to foreign tax credit carryforwards partially offset by the release of valuation allowances on net deferred tax assets in Singapore, reduction of the US statutory tax rate due to the TCJA and reduced losses not providing tax benefits in certain jurisdictions.
See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net sales increased $714 million, or 24%, for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing across most of our segments;

•	a favorable currency impact across all of our segments resulting from a strong Euro relative to the US dollar; and

•
higher volume in our Engineered Materials segment, primarily related to our base business driven by new project launches and pipeline growth, and Net sales generated from acquisitions. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.

Operating profit increased $313 million, or 81%, for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales; and

•
a favorable impact of $50 million to Other (charges) gains, net. During the six months ended June 30, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $24 million contract termination charge and an $18 million reduction to our non-income tax receivable, which did not recur in the current year. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	higher raw material costs across most of our segments;

•	higher spending of $44 million and $24 million in our Engineered Materials and Acetyl Intermediates segments, respectively; and

•	higher functional and project spending, and incentive compensation costs of $46 million.

Business Segments
Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2018	2017			2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	664	546	118	21.6%	1,329	1,060	269	25.4%
Net Sales Variance
Volume	11%				15%
Price	7%				5%
Currency	4%				5%
Other	—%				—%
Other (charges) gains, net	—	(2)	2	(100.0)%	—	(2)	2	(100.0)%
Operating profit (loss)	114	105	9	8.6%	241	209	32	15.3%
Operating margin	17.2%	19.2%			18.1%	19.7%
Equity in net earnings (loss) of affiliates	53	38	15	39.5%	107	81	26	32.1%
Depreciation and amortization	33	27	6	22.2%	65	52	13	25.0%
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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net sales increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher volume within our base business driven by new project launches and pipeline growth, and Net sales generated from acquisitions;

•	higher pricing for most of our products due to customer mix; and

•	a favorable currency impact resulting from a strong Euro relative to the US dollar.
Operating profit increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales;
partially offset by:

•
higher spending of $23 million, primarily related to our acquisitions of Omni Plastics, L.L.C. ("Omni Plastics") and the nylon compounding division of Nilit Group ("Nilit"), as these acquired businesses incur ongoing spending;

•	higher energy and raw material costs, primarily for methanol; and

•	higher depreciation and amortization expense, primarily related to our acquired businesses.

Equity in net earnings (loss) of affiliates increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•
an increase in equity investment in earnings of $8 million from our Ibn Sina strategic affiliate as a result of an increase in our indirect economic ownership from 25% to 32.5% due to the startup of its polyoxymethylene ("POM") production facility in Saudi Arabia during the three months ended December 31, 2017 and an increase in methyl tertiary-butyl ether pricing. Equity investment in earnings also increased by $4 million from our Polyplastics Co., Ltd. ("PPC") strategic affiliate as a result of higher POM pricing.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net sales increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher volume within our base business driven by new project launches and pipeline growth, and Net sales generated from acquisitions;

•	higher pricing for most of our products due to customer mix; and

•	a favorable currency impact resulting from a strong Euro relative to the US dollar.
Operating profit increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales;
partially offset by:

•	higher spending of $44 million, primarily related to our acquisitions of Nilit and Omni Plastics, as these acquired businesses incur ongoing spending, as well as increased distribution costs;

•	higher raw material costs, primarily for methanol, and freight costs; and

•	higher depreciation and amortization expense, primarily related to our acquired businesses.
Equity in net earnings (loss) of affiliates increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•
an increase in equity investment in earnings of $17 million from our Ibn Sina strategic affiliate primarily as a result of an increase in our indirect economic ownership from 25% to 32.5% due to the startup of its POM production facility in Saudi Arabia during the three months ended December 31, 2017 and $3 million from our PPC strategic affiliate as a result of higher POM pricing.

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

Acetate Tow

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2018	2017			2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	162	163	(1)	(0.6)%	330	354	(24)	(6.8)%
Net Sales Variance
Volume	1%				(5)%
Price	(2)%				(3)%
Currency	—%				1%
Other	—%				—%
Other (charges) gains, net	(1)	(1)	—	—%	(1)	(2)	1	(50.0)%
Operating profit (loss)	39	41	(2)	(4.9)%	85	103	(18)	(17.5)%
Operating margin	24.1%	25.2%			25.8%	29.1%
Dividend income - cost investments	33	28	5	17.9%	65	57	8	14.0%
Depreciation and amortization	13	10	3	30.0%	23	20	3	15.0%
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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net sales decreased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	lower acetate tow pricing due to lower global industry utilization.
Operating profit decreased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	lower Net sales.
On June 6, 2018, we announced the consolidation of our global acetate manufacturing operations by initiating the closure of our acetate tow manufacturing unit in Ocotlán, Mexico in 2018. The acetate flake unit will remain operational and is unaffected by these actions. No significant exit and shutdown costs were incurred for the three months ended June 30, 2018. We expect to incur additional exit and shutdown costs of approximately $16 million, primarily related to accelerated depreciation, through the remainder of 2018. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net sales decreased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	lower acetate tow volume and pricing due to lower global industry utilization.
Operating profit decreased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	lower Net sales;

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
Industrial Specialties

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2018	2017			2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	288	262	26	9.9%	562	507	55	10.8%
Net Sales Variance
Volume	—%				(1)%
Price	5%				6%
Currency	5%				6%
Other	—%				—%
Other (charges) gains, net	(2)	—	(2)	100.0%	(2)	—	(2)	100.0%
Operating profit (loss)	22	26	(4)	(15.4)%	45	51	(6)	(11.8)%
Operating margin	7.6%	9.9%			8.0%	10.1%
Depreciation and amortization	10	10	—	—%	19	18	1	5.6%
Our Industrial Specialties segment includes our emulsion polymers and ethylene vinyl acetate ("EVA") polymers businesses. Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds as well as select grades of low-density polyethylene. EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting.
Pricing of our products within Industrial Specialties is influenced by changes in the cost of raw materials. Therefore, in general, there is a direct correlation between the cost of raw materials and our Net sales for most Industrial Specialties products. This impact to pricing typically lags changes in raw material costs over months or quarters.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net sales increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing in our emulsion polymers business due to higher raw material costs for vinyl acetate monomer ("VAM") in Europe and Asia; and

•	a favorable currency impact resulting from a strong Euro relative to the US dollar.
Operating profit decreased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher raw material costs of $12 million, primarily VAM;
largely offset by:

•	higher Net sales.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net sales increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing in our emulsion polymers business due to higher raw material costs for VAM across all regions; and

•	a favorable currency impact resulting from a strong Euro relative to the US dollar.
Operating profit decreased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher raw material costs of $29 million, primarily VAM;
largely offset by:

•	higher Net sales.
Acetyl Intermediates

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2018	2017			2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	861	649	212	32.7%	1,732	1,268	464	36.6%
Net Sales Variance
Volume	8%				5%
Price	22%				27%
Currency	4%				5%
Other	(1)%				—%
Other (charges) gains, net	—	3	(3)	(100.0)%	—	(50)	50	(100.0)%
Operating profit (loss)	251	109	142	130.3%	482	136	346	254.4%
Operating margin	29.2%	16.8%			27.8%	10.7%
Equity in net earnings (loss) of affiliates	2	2	—	—%	3	3	—	—%
Depreciation and amortization	26	26	—	—%	52	52	—	—%
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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net sales increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing due to higher industry utilization rates, which positively impacted pricing for most of our products;

•	higher volume for acetic acid and solvents, which represents approximately two-thirds of the increase in volume, primarily due to higher demand in Asia; and

•	a favorable currency impact resulting from a strong Euro relative to the US dollar.

Operating profit increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales;
partially offset by:

•	higher raw material and distribution costs, primarily for acetic acid and methanol; and

•
higher spending of $24 million, primarily due to a duty exception in the free trade agreement between Europe and Mexico recognized during the three months ended June 30, 2017, which did not recur in the current year.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net sales increased during the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing due to higher industry utilization rates, which positively impacted pricing for most of our products;

•	higher volume for acetic acid, which represents all of the increase in volume, primarily due to higher demand in China; and

•	a favorable currency impact resulting from a strong Euro relative to the US dollar.
Operating profit increased during the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales; and

•
a favorable impact of $50 million to Other (charges) gains, net. During the six months ended June 30, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $24 million contract termination charge and an $18 million reduction to our non-income tax receivable, which did not recur in the current year. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	higher raw material and distribution costs, primarily for methanol and acetic acid; and

•
higher spending of $24 million, primarily due to a duty exception in the free trade agreement between Europe and Mexico recognized during the six months ended June 30, 2017, which did not recur in the current year.

Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2018	2017			2018	2017
		(As Adjusted) (Note 2)				(As Adjusted) (Note 2)
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	—	(2)	2	(100.0)%	—	(3)	3	(100.0)%
Operating profit (loss)	(68)	(63)	(5)	7.9%	(151)	(111)	(40)	36.0%
Equity in net earnings (loss) of affiliates	1	(2)	3	(150.0)%	4	1	3	300.0%
Non-operating pension and other postretirement employee benefit (expense) income	26	22	4	18.2%	52	44	8	18.2%
Depreciation and amortization	4	2	2	100.0%	6	4	2	50.0%
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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Operating loss increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher functional spending and incentive compensation costs of $16 million;
largely offset by:

•	a favorable currency impact of $7 million resulting from a strong Euro relative to the US dollar; and

•
a favorable impact to Other (charges) gains, net. A partner in our InfraServ equity affiliate investments exercised an option right to purchase additional ownership interests in the InfraServ entities from us. The purchase of these interests reduced our ownership interests in InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG (the "InfraServ Ownership Change"). Accordingly, during the three months ended June 30, 2017, we reduced the carrying value of these investments by $4 million, which did not recur in the current year. See Note 1 - Description of the Company and Basis of Presentation in the accompanying unaudited interim consolidated financial statements for further information.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Operating loss increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to:

•	higher functional and project spending of $24 million, primarily related to ongoing merger, acquisition and integration related costs; and

•	higher incentive compensation cost of $22 million.
partially offset by:

•	a favorable impact to Other (charges) gains, net primarily due to the InfraServ Ownership Change.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2018, we have $875 million available for borrowing under our senior unsecured revolving credit facility and $14 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be in the range of $325 million to $350 million in 2018 primarily due to additional investments in growth opportunities in our Engineered Materials and Acetyl Intermediates segments.
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
Cash Flows
Cash and cash equivalents increased $132 million to $708 million as of June 30, 2018 compared to December 31, 2017. As of June 30, 2018, $572 million of the $708 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a charge associated with the repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible, if needed in the US to fund operations. See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $238 million to $728 million for the six months ended June 30, 2018 compared to $490 million for the same period in 2017. Net cash provided by operating activities for the six months ended June 30, 2018 increased primarily due to:

•	an increase in net earnings;
partially offset by:

•	unfavorable trade working capital of $67 million primarily due to an increase in trade receivables as a result of an increase in Net sales in our Acetyl Intermediates segment.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $58 million to $331 million for the six months ended June 30, 2018 compared to $389 million for the same period in 2017, primarily due to:

•	a net cash outflow of $268 million related to the acquisition of Nilit in May 2017, which did not recur this year;
partially offset by:

•	a net cash outflow of $144 million related to the acquisition of Omni in February 2018; and

•	an increase of $49 million in capital expenditures related to growth opportunities in our Engineered Materials and Acetyl Intermediates segments.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $256 million for the six months ended June 30, 2018 was flat as compared to June 30, 2017 primarily due to:

•
a decrease in net borrowings on short-term debt of $214 million, primarily as a result of higher borrowings under our revolving credit facility and accounts receivable securitization facility during the six months ended June 30, 2017 in connection with the acquisition of Nilit and related to the timing of share repurchases of our Common Stock;

largely offset by:

•	a decrease of $200 million in share repurchases of our Common Stock during the six months ended June 30, 2018.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2017 Form 10-K other than those disclosed above and in Note 10 - Debt in the accompanying unaudited interim consolidated financial statements.
Other Financing Arrangements
During the three months ended June 30, 2018, we entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $40 million of accounts receivable as of June 30, 2018.
Share Capital
We declared a quarterly cash dividend of $0.54 per share on our Common Stock on July 16, 2018, amounting to $73 million. The cash dividend will be paid on August 6, 2018 to holders of record as of July 27, 2018.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2018, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended June 30, 2018 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
April 1-30, 2018	749	$110.98	—	$1,531,000,000
May 1-31, 2018	614,725	$110.78	613,845	$1,463,000,000
June 1-30, 2018	278,757	$116.53	274,538	$1,431,000,000
Total	894,231		888,383
______________________________

(1)
Includes 749, 880 and 4,219 shares for April, May and June 2018, respectively, related to shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock units.

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

3.2	Fifth Amended and Restated By-laws, amended effective July 16, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2018).

10.1‡	Celanese Corporation 2018 Global Incentive Plan, dated as of April 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any schedule to the SEC upon request.

‡	Indicates a management contract or compensatory plan or arrangement.

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	July 20, 2018

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Senior Vice President and
Chief Financial Officer

	Date:	July 20, 2018