Form 10-Q
period 2018-09-30
Celanese Corp
filed 2018-10-19
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of October 12, 2018 was 133,757,973.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2018

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Adjusted (Note 2)		As Adjusted (Note 2)
	(In $ millions, except share and per share data)
Net sales	1,771	1,566	5,466	4,547
Cost of sales	(1,255)	(1,183)	(3,914)	(3,449)
Gross profit	516	383	1,552	1,098
Selling, general and administrative expenses	(129)	(133)	(412)	(353)
Amortization of intangible assets	(5)	(5)	(18)	(14)
Research and development expenses	(18)	(19)	(54)	(53)
Other (charges) gains, net	12	—	9	(57)
Foreign exchange gain (loss), net	—	4	2	—
Gain (loss) on disposition of businesses and assets, net	(2)	(1)	(4)	(4)
Operating profit (loss)	374	229	1,075	617
Equity in net earnings (loss) of affiliates	66	50	180	135
Non-operating pension and other postretirement employee benefit (expense) income	25	23	77	67
Interest expense	(30)	(32)	(95)	(91)
Interest income	2	1	4	2
Dividend income - cost investments	26	24	92	82
Other income (expense), net	(1)	(6)	3	(2)
Earnings (loss) from continuing operations before tax	462	289	1,336	810
Income tax (provision) benefit	(54)	(57)	(216)	(153)
Earnings (loss) from continuing operations	408	232	1,120	657
Earnings (loss) from operation of discontinued operations	(7)	(5)	(9)	(14)
Income tax (provision) benefit from discontinued operations	1	1	1	2
Earnings (loss) from discontinued operations	(6)	(4)	(8)	(12)
Net earnings (loss)	402	228	1,112	645
Net (earnings) loss attributable to noncontrolling interests	(1)	(2)	(4)	(5)
Net earnings (loss) attributable to Celanese Corporation	401	226	1,108	640
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	407	230	1,116	652
Earnings (loss) from discontinued operations	(6)	(4)	(8)	(12)
Net earnings (loss)	401	226	1,108	640
Earnings (loss) per common share - basic
Continuing operations	3.02	1.68	8.25	4.71
Discontinued operations	(0.04)	(0.03)	(0.06)	(0.09)
Net earnings (loss) - basic	2.98	1.65	8.19	4.62
Earnings (loss) per common share - diluted
Continuing operations	3.00	1.68	8.18	4.69
Discontinued operations	(0.04)	(0.03)	(0.06)	(0.09)
Net earnings (loss) - diluted	2.96	1.65	8.12	4.60
Weighted average shares - basic	134,519,301	136,579,077	135,336,704	138,599,330
Weighted average shares - diluted	135,499,390	136,951,923	136,387,703	138,988,321
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In $ millions)
Net earnings (loss)	402	228	1,112	645
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	1
Foreign currency translation gain (loss)	(35)	42	(52)	148
Gain (loss) on cash flow hedges	4	—	9	(1)
Pension and postretirement benefits gain (loss)	—	(1)	1	4
Total other comprehensive income (loss), net of tax	(31)	41	(42)	152
Total comprehensive income (loss), net of tax	371	269	1,070	797
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(2)	(4)	(5)
Comprehensive income (loss) attributable to Celanese Corporation	370	267	1,066	792

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2018	As of December 31, 2017
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2018: $27; 2017: $19)	703	576
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2018: $10; 2017: $9; variable interest entity restricted - 2018: $5; 2017: $5)	1,086	986
Non-trade receivables, net	279	244
Inventories	1,033	900
Marketable securities, at fair value	31	32
Other assets	48	54
Total current assets	3,180	2,792
Investments in affiliates	981	976
Property, plant and equipment (net of accumulated depreciation - 2018: $2,739; 2017: $2,584; variable interest entity restricted - 2018: $668; 2017: $697)	3,699	3,762
Deferred income taxes	170	366
Other assets (variable interest entity restricted - 2018: $4; 2017: $6)	413	338
Goodwill	1,064	1,003
Intangible assets (variable interest entity restricted - 2018: $23; 2017: $25)	317	301
Total assets	9,824	9,538
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	229	326
Trade payables - third party and affiliates	819	807
Other liabilities	347	354
Income taxes payable	137	72
Total current liabilities	1,532	1,559
Long-term debt, net of unamortized deferred financing costs	3,196	3,315
Deferred income taxes	246	211
Uncertain tax positions	154	156
Benefit obligations	547	585
Other liabilities	206	413
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2018 and 2017: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2018: 168,299,980 issued and 133,731,509 outstanding; 2017: 168,156,969 issued and 135,769,256 outstanding)	—	—
Treasury stock, at cost (2018: 34,568,471 shares; 2017: 32,387,713 shares)	(2,281)	(2,031)
Additional paid-in capital	222	175
Retained earnings	5,819	4,920
Accumulated other comprehensive income (loss), net	(219)	(177)
Total Celanese Corporation stockholders' equity	3,541	2,887
Noncontrolling interests	402	412
Total equity	3,943	3,299
Total liabilities and equity	9,824	9,538

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF EQUITY

	Nine Months Ended September 30, 2018
	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	135,769,256	—
Stock option exercises	—	—
Purchases of treasury stock	(2,180,758)	—
Stock awards	143,011	—
Balance as of the end of the period	133,731,509	—
Treasury Stock
Balance as of the beginning of the period	32,387,713	(2,031)
Purchases of treasury stock, including related fees	2,180,758	(250)
Balance as of the end of the period	34,568,471	(2,281)
Additional Paid-In Capital
Balance as of the beginning of the period		175
Stock-based compensation, net of tax		47
Balance as of the end of the period		222
Retained Earnings
Balance as of the beginning of the period		4,920
Net earnings (loss) attributable to Celanese Corporation		1,108
Common stock dividends		(209)
Balance as of the end of the period		5,819
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(177)
Other comprehensive income (loss), net of tax		(42)
Balance as of the end of the period		(219)
Total Celanese Corporation stockholders' equity		3,541
Noncontrolling Interests
Balance as of the beginning of the period		412
Net earnings (loss) attributable to noncontrolling interests		4
(Distributions to) contributions from noncontrolling interests		(14)
Balance as of the end of the period		402
Total equity		3,943

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In $ millions)
Operating Activities
Net earnings (loss)	1,112	645
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	258	231
Pension and postretirement net periodic benefit cost	(69)	(60)
Pension and postretirement contributions	(35)	(36)
Deferred income taxes, net	43	(5)
(Gain) loss on disposition of businesses and assets, net	5	4
Stock-based compensation	53	32
Undistributed earnings in unconsolidated affiliates	(19)	(19)
Other, net	18	8
Operating cash provided by (used in) discontinued operations	4	7
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(114)	(122)
Inventories	(142)	(14)
Other assets	(60)	(24)
Trade payables - third party and affiliates	44	41
Other liabilities	97	57
Net cash provided by (used in) operating activities	1,195	745
Investing Activities
Capital expenditures on property, plant and equipment	(244)	(180)
Acquisitions, net of cash acquired	(144)	(269)
Proceeds from sale of businesses and assets, net	13	1
Other, net	(34)	(9)
Net cash provided by (used in) investing activities	(409)	(457)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(86)	224
Proceeds from short-term borrowings	44	150
Repayments of short-term borrowings	(62)	(91)
Proceeds from long-term debt	—	—
Repayments of long-term debt	(56)	(65)
Purchases of treasury stock, including related fees	(250)	(500)
Stock option exercises	—	1
Common stock dividends	(209)	(178)
(Distributions to) contributions from noncontrolling interests	(14)	(18)
Other, net	(6)	(19)
Net cash provided by (used in) financing activities	(639)	(496)
Exchange rate effects on cash and cash equivalents	(20)	31
Net increase (decrease) in cash and cash equivalents	127	(177)
Cash and cash equivalents as of beginning of period	576	638
Cash and cash equivalents as of end of period	703	461

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year.
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

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.
The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant.
		January 1, 2020. Early adoption is permitted.	The Company is currently evaluating the impact of adoption on its financial statement disclosures.

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
January 1, 2019. Early adoption is permitted.
The Company has substantially completed evaluating its population of leases, and the most significant impact relates to its accounting for manufacturing and logistics equipment, and real estate operating leases. The Company currently anticipates recognition of additional assets and corresponding liabilities related to leases in the range of $150 - $200 million upon adoption. The Company plans to adopt the standard effective January 1, 2019, utilizing the modified retrospective transition method.

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

	Three Months Ended September 30, 2017
	As previously reported	Adoption of ASU 2017-07	As Adjusted
	(In $ millions)
Cost of sales	(1,181)	(2)	(1,183)
Selling, general and administrative expenses	(112)	(21)	(133)
Operating profit (loss)	252	(23)	229
Non-operating pension and other postretirement employee benefit (expense) income	—	23	23

	Nine Months Ended September 30, 2017
	As previously reported	Adoption of ASU 2017-07	As Adjusted
	(In $ millions)
Cost of sales	(3,443)	(6)	(3,449)
Selling, general and administrative expenses	(291)	(62)	(353)
Other (charges) gains, net	(58)	1	(57)
Operating profit (loss)	684	(67)	617
Non-operating pension and other postretirement employee benefit (expense) income	—	67	67
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
The exit costs and shutdown costs related to the closure of the Ocotlán, Mexico acetate tow manufacturing unit (Note 14) are as follows:

Nine Months Ended September 30, 2018
(In $ millions)
Restructuring(1)	2
Accelerated depreciation expense	12
Loss on disposition of assets, net	1
Total	15
______________________________

(1)	Included in Other (charges) gains, net in the unaudited interim consolidated statement of operations.
The Company expects to incur additional exit and shutdown costs of approximately $5 million, primarily related to accelerated depreciation, through the remainder of 2018.
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Cash and cash equivalents	27	19
Trade receivables, net - third party and affiliate	10	9
Property, plant and equipment (net of accumulated depreciation - 2018: $120; 2017: $90)	668	697
Intangible assets (net of accumulated amortization - 2018: $3; 2017: $2)	23	25
Other assets	4	6
Total assets(1)	732	756

Trade payables	13	16
Other liabilities(2)	4	4
Total debt	5	5
Deferred income taxes	3	3
Total liabilities	25	28
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of September 30, 2018, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Property, plant and equipment, net	46	53

Trade payables	29	25
Current installments of long-term debt	13	18
Long-term debt	62	76
Total liabilities	104	119

Maximum exposure to loss	141	164
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

5. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 11) as follows:

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Amortized cost	31	32
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	31	32
6. Inventories

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Finished goods	673	591
Work-in-process	63	57
Raw materials and supplies	297	252
Total	1,033	900
7. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Industrial Specialties	Acetyl Intermediates	Total
	(In $ millions)
As of December 31, 2017	643	149	40	171	1,003
Acquisitions (Note 3)	84	—	—	—	84
Exchange rate changes	(16)	—	(1)	(6)	(23)
As of September 30, 2018(1)	711	149	39	165	1,064
______________________________

(1)	There were $0 million of accumulated impairment losses as of September 30, 2018.
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2018 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses		Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2017	38		640	45	54	777
Acquisitions (Note 3)	—		32	—	3	35	(1)
Renewals	6	(2)	—	—	—	6
Exchange rate changes	(2)		(17)	(1)	—	(20)
As of September 30, 2018	42		655	44	57	798
Accumulated Amortization
As of December 31, 2017	(33)		(496)	(30)	(32)	(591)
Amortization	(2)		(12)	(3)	(1)	(18)
Exchange rate changes	2		13	1	—	16
As of September 30, 2018	(33)		(495)	(32)	(33)	(593)
Net book value	9		160	12	24	205
______________________________

(1)	Represents intangible assets acquired related to Omni Plastics (Note 3) with a weighted average amortization period of 11 years.

(2)	During the nine months ended September 30, 2018, the Company extended a research and development technology agreement license, which will be amortized over a period of 5 years.
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2017	115
Acquisitions (Note 3)	—
Accumulated impairment losses	—
Exchange rate changes	(3)
As of September 30, 2018	112
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or by utilizing the relief from royalty method under the income approach annually during the third quarter of its fiscal year using June 30 balances or whenever events or change in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2018 as the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying amount of the underlying assets by a substantial margin.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2019	22
2020	20
2021	19
2022	17
2023	14
8. Current Other Liabilities

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Asset retirement obligations	4	19
Benefit obligations (Note 11)	30	30
Customer rebates (Note 20)	65	65
Derivatives (Note 16)	3	3
Environmental (Note 12)	25	14
Insurance	4	5
Interest	21	17
Restructuring (Note 14)	8	5
Salaries and benefits	109	113
Sales and use tax/foreign withholding tax payable	31	16
Other	47	67
Total	347	354
9. Noncurrent Other Liabilities

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Asset retirement obligations	15	7
Deferred proceeds	45	47
Deferred revenue (Note 20)	7	6
Environmental (Note 12)	51	59
Income taxes payable	—	197
Insurance	40	43
Other	48	54
Total	206	413

10. Debt

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	74	63
Short-term borrowings, including amounts due to affiliates(1)	78	86
Revolving credit facility(2)	—	97
Accounts receivable securitization facility(3)	77	80
Total	229	326
______________________________

(1)	The weighted average interest rate was 3.3% and 3.4% as of September 30, 2018 and December 31, 2017, respectively.

(2)	The weighted average interest rate was 4.1% as of December 31, 2017.

(3)	The weighted average interest rate was 2.9% and 2.1% as of September 30, 2018 and December 31, 2017, respectively.

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Long-Term Debt
Senior unsecured term loan due 2021(1)	475	494
Senior unsecured notes due 2019, interest rate of 3.250%	347	360
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	866	897
Senior unsecured notes due 2025, interest rate of 1.250%	346	359
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	169	169
Nilit bank loans due at various dates through 2026(2)	10	11
Obligations under capital leases due at various dates through 2054	173	208
Subtotal	3,286	3,398
Unamortized debt issuance costs(3)	(16)	(20)
Current installments of long-term debt	(74)	(63)
Total	3,196	3,315
______________________________

(1)	The margin for borrowings under the senior unsecured term loan due 2021 was 1.5% above LIBOR at current Company credit ratings.

(2)	The weighted average interest rate was 1.3% and 1.3% as of September 30, 2018 and December 31, 2017, respectively.

(3)	Related to the Company's long-term debt, excluding obligations under capital leases.
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

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of September 30, 2018
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	—
Letters of credit issued	—
Available for borrowing(2)	1,000
______________________________

(1)	The Company borrowed $640 million and repaid $737 million under its senior unsecured revolving credit facility during the nine months ended September 30, 2018.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR at current Company credit ratings.
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
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of September 30, 2018
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	77
Letters of credit issued	29
Available for borrowing	5
Total borrowing base	111

Maximum borrowing base(2)	120
______________________________

(1)	The Company borrowed $25 million and repaid $28 million during the nine months ended September 30, 2018.

(2)	Outstanding accounts receivable transferred to the SPE was $185 million.
Other Financing Arrangements
On June 25, 2018, the Company entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $40 million and $38 million of accounts receivable during the three months ended June 30, 2018 and September 30, 2018, respectively.

Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all covenants related to its debt agreements as of September 30, 2018.
11. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	2	1	7	—	6	1
Interest cost	26	1	27	—	78	2	80	1
Expected return on plan assets	(52)	—	(50)	—	(157)	—	(148)	—
Amortization of prior service cost (credit), net	—	—	—	—	—	—	—	(1)
Special termination benefit	—	—	—	—	1	—	1	—
Total	(24)	1	(21)	1	(71)	2	(61)	1
Benefit obligation funding is as follows:

	As of September 30, 2018	Total Expected 2018
	(In $ millions)
Cash contributions to defined benefit pension plans	17	23
Benefit payments to nonqualified pension plans	17	21
Benefit payments to other postretirement benefit plans	1	5
Cash contributions to German multiemployer defined benefit pension plans(1)	6	8
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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

The components of environmental remediation reserves are as follows:

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Demerger obligations (Note 18)	31	28
Divestiture obligations (Note 18)	17	17
Active sites	15	15
US Superfund sites	11	11
Other environmental remediation reserves	2	2
Total	76	73
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
13. Stockholders' Equity
Common Stock
On September 17, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the "Certificate of Amendment") to its Second Amended and Restated Certificate of Incorporation, as amended, to remove all references to the Company's Series B Common Stock, par value $0.0001 per share, therefrom and to redesignate the Company's Series A Common Stock, par value $0.0001 per share, as "Common Stock." Following the filing of the Certificate of Amendment, the Company no longer has series of its class of common stock.
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Common Stock unless the Company's Board of Directors, in its sole discretion, determines otherwise.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2017	28	0.46	1.84	May 2017
April 2018	17	0.54	2.16	May 2018
The Company declared a quarterly cash dividend of $0.54 per share on its Common Stock on October 17, 2018, amounting to $72 million. The cash dividend will be paid on November 8, 2018 to holders of record as of October 29, 2018.
Treasury Stock

	Nine Months Ended September 30,			Total From February 2008 Through September 30, 2018
	2018		2017
Shares repurchased	2,179,058	(1)	5,436,803	41,958,077
Average purchase price per share	$114.73		$91.97	$61.62
Shares repurchased (in $ millions)	$250		$500	$2,585
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)(2)	$—		$1,500	$3,866
______________________________

(1)	Excludes 1,700 common shares reacquired pursuant to an employee clawback agreement.

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
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2018			2017
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation gain (loss)	(31)	(4)	(35)	44	(2)	42
Gain (loss) on cash flow hedges	4	—	4	—	—	—
Pension and postretirement benefits gain (loss)	—	—	—	(1)	—	(1)
Total	(27)	(4)	(31)	43	(2)	41

	Nine Months Ended September 30,
	2018			2017
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	1	—	1
Foreign currency translation gain (loss)	(58)	6	(52)	143	5	148
Gain (loss) on cash flow hedges	8	1	9	(1)	—	(1)
Pension and postretirement benefits gain (loss)	1	—	1	4	—	4
Total	(49)	7	(42)	147	5	152
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 16)	Pension and Postretirement Benefits Gain (Loss) (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2017	(176)	2	(3)	(177)
Other comprehensive income (loss) before reclassifications	(58)	9	1	(48)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Income tax (provision) benefit	6	1	—	7
As of September 30, 2018	(228)	11	(2)	(219)

14. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In $ millions)
Restructuring	(1)	—	(4)	(3)
InfraServ ownership change	—	—	—	(4)
Plant/office closures	13	—	13	(50)
Total	12	—	9	(57)
During the three and nine months ended September 30, 2018, the Company recorded a $13 million gain within plant/office closures related to a non-income tax receivable refund from Nanjing, China, in its Acetyl Intermediates segment.
During the nine months ended September 30, 2018 and 2017, the Company recorded $4 million and $3 million, respectively, of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
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
The changes in the restructuring reserves by business segment are as follows:

	Engineered Materials	Acetate Tow	Industrial Specialties	Acetyl Intermediates	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2017	1	—	—	1	1	3
Additions	—	2	3	—	—	5
Cash payments	(1)	—	—	—	—	(1)
Other changes	—	—	—	—	(1)	(1)
Exchange rate changes	—	—	—	—	—	—
As of September 30, 2018	—	2	3	1	—	6
Other Plant/Office Closures
As of December 31, 2017	—	—	—	2	—	2
Additions	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—
Other changes	—	—	—	—	—	—
Exchange rate changes	—	—	—	—	—	—
As of September 30, 2018	—	—	—	2	—	2
Total	—	2	3	3	—	8

15. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In percentages)
Effective income tax rate	12	20	16	19
The lower effective income tax rate for the three and nine months ended September 30, 2018 compared to the same period in 2017 is primarily due to the release of valuation allowances on net deferred tax assets in China and Singapore, reduction of the US statutory tax rate due to new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") and reduced losses not providing tax benefits in certain jurisdictions, partially offset by increases in valuation allowances offsetting US foreign tax credits due to the provisions of the TCJA.
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
For year-end 2017, the Company recorded provisional amounts for impacts of the new tax law including: the deemed repatriation tax on post 1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Certain items or estimates that result in impacts of the TCJA being provisional include: detailed foreign earnings calculations for 2017 and 2018, projected foreign cash balances for certain foreign subsidiaries and finalized computations of foreign tax credit availability. Finally, the Company considers it likely that further technical guidance regarding certain components of the new provisions included in the TCJA, as well as clarity regarding state income tax conformity to current federal tax code, may be issued. During the three months ended September 30, 2018, the Company recorded a benefit for increases to provisional amounts for foreign tax credits net of associated valuation allowances of $9 million and a benefit for increases to provisional amounts for the deferred tax rate change effect of the TCJA of $7 million. The Company also recorded a decrease to the provisional amount for deemed repatriation tax under the TCJA of $4 million. However, this decrease did not have any impact on the unaudited interim consolidated statement of operations, as it will be offset by US foreign tax credit carryforwards. The changes in provisional amounts are primarily due to refined estimates of foreign source income and expense apportionment during the credit carryforward period, refined estimates of foreign tax credits generated during the carryforward period, revised calculations of the deemed repatriation tax due to the issuance of proposed guidance and revised estimates of 2017 temporary items as part of the annual tax return preparation process. The Company will continue to refine provisional amounts for the impacts of the TCJA as more refined information and further guidance become available.
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
During the nine months ended September 30, 2018, the Company's uncertain tax positions decreased $2 million, primarily due to favorable technical clarifications in Germany and foreign currency exchange fluctuations, partially offset by an increase in US positions.

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
Derivatives Designated As Hedges
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
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of September 30, 2018	As of December 31, 2017
	(In € millions)
Total	1,050	1,050

Cash Flow Hedges

In September 2018, the Company entered into a forward-starting interest rate swap to mitigate the risk of variability in the benchmark interest rate for an expected debt issuance in 2021. The swap was designated as a cash flow hedge and will be settled upon debt issuance.
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Total	400	—
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Total	693	740

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2018	2017	2018	2017
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	2	—	—	1	Cost of sales
Interest rate swaps	2	—	—	—	Interest expense
Foreign currency forwards	—	—	—	(1)	Cost of sales
Total	4	—	—	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	9	(30)	—	—	N/A
Total	9	(30)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(2)	—	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(2)	—

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2018	2017	2018	2017
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	6	1	1	3	Cost of sales
Interest rate swaps	2	—	—	—	Interest expense
Foreign currency forwards	1	(1)	—	(1)	Cost of sales
Total	9	—	1	2

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	44	(99)	—	—	N/A
Total	44	(99)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	15	(2)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	15	(2)
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Derivative Assets
Gross amount recognized	24	13
Gross amount offset in the consolidated balance sheets	9	4
Net amount presented in the consolidated balance sheets	15	9
Gross amount not offset in the consolidated balance sheets	2	3
Net amount	13	6

	As of September 30, 2018	As of December 31, 2017
	(In $ millions)
Derivative Liabilities
Gross amount recognized	12	7
Gross amount offset in the consolidated balance sheets	9	4
Net amount presented in the consolidated balance sheets	3	3
Gross amount not offset in the consolidated balance sheets	2	3
Net amount	1	—
17. Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value on a recurring basis as follows:
Derivatives. Derivative financial instruments, including commodity swaps, interest rate swaps and foreign currency forwards and swaps, are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as spot rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for commodity swaps, interest rate swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of September 30, 2018
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	6	6	Current Other assets
Commodity swaps	—	3	3	Noncurrent Other assets
Interest rate swap	—	2	2	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	4	4	Current Other assets
Total assets	—	15	15
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)
As of December 31, 2017
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	2	2	Current Other assets
Commodity swaps	—	2	2	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	5	5	Current Other assets
Total assets	—	9	9
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(3)	(3)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2018
Cost investments	165	—	—	—
Insurance contracts in nonqualified trusts	40	40	—	40
Long-term debt, including current installments of long-term debt	3,286	3,171	173	3,344
As of December 31, 2017
Cost investments	159	—	—	—
Insurance contracts in nonqualified trusts	42	42	—	42
Long-term debt, including current installments of long-term debt	3,398	3,299	208	3,507
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
As of September 30, 2018, and December 31, 2017, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2018, are $84 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $122 million as of September 30, 2018. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the Possible Loss for the remaining divestiture obligations, if any, in excess of amounts accrued.

Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2018, the Company had unconditional purchase obligations of $1.5 billion, which extend through 2036.
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

	Engineered Materials	Acetate Tow	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Three Months Ended September 30, 2018
Net sales	642	158	273	(1)	835	(2)	—	(137)	1,771
Other (charges) gains, net (Note 14)	—	(1)	(1)		13		1	—	12
Operating profit (loss)	124	26	19		268		(63)	—	374
Equity in net earnings (loss) of affiliates	62	—	—		2		2	—	66
Depreciation and amortization	31	21	10		26		2	—	90
Capital expenditures	25	9	5		34		2	—	75	(3)

	Three Months Ended September 30, 2017 - As Adjusted (Note 2)
Net sales	573	157	264	(1)	684	(2)	—	(112)	1,566
Other (charges) gains, net (Note 14)	—	—	—		—		—	—	—
Operating profit (loss)	105	45	19		128		(68)	—	229
Equity in net earnings (loss) of affiliates	47	—	—		1		2	—	50
Depreciation and amortization	30	10	10		26		4	—	80
Capital expenditures	19	9	6		36		4	—	74	(3)
______________________________

(1)	Includes intersegment sales of $0 million and $1 million for the three months ended September 30, 2018 and 2017, respectively.

(2)	Includes intersegment sales of $137 million and $111 million for the three months ended September 30, 2018 and 2017, respectively.

(3)	Includes a decrease in accrued capital expenditures of $4 million and an increase of $10 million for the three months ended September 30, 2018 and 2017, respectively.

	Engineered Materials	Acetate Tow	Industrial Specialties		Acetyl Intermediates		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2018
Net sales	1,971	488	835	(1)	2,567	(2)	—	(395)	5,466
Other (charges) gains, net (Note 14)	—	(2)	(3)		13		1	—	9
Operating profit (loss)	365	111	64		750		(214)	(1)	1,075
Equity in net earnings (loss) of affiliates	169	—	—		5		6	—	180
Depreciation and amortization	96	44	29		78		8	—	255
Capital expenditures	72	19	14		108		7	—	220	(3)

	As of September 30, 2018
Goodwill and intangible assets, net	984	154	44		199		—	—	1,381
Total assets	4,056	1,078	850		2,719		1,121	—	9,824

	Nine Months Ended September 30, 2017 - As Adjusted (Note 2)
Net sales	1,633	511	771	(1)	1,952	(2)	—	(320)	4,547
Other (charges) gains, net (Note 14)	(2)	(2)	—		(50)		(3)	—	(57)
Operating profit (loss)	314	148	70		264		(179)	—	617
Equity in net earnings (loss) of affiliates	128	—	—		4		3	—	135
Depreciation and amortization	82	30	28		78		8	—	226
Capital expenditures	43	22	16		84		8	—	173	(3)

	As of December 31, 2017
Goodwill and intangible assets, net	902	154	46		202		—	—	1,304
Total assets	3,866	1,163	861		2,657		991	—	9,538
______________________________

(1)	Includes intersegment sales of $3 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Includes intersegment sales of $392 million and $317 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Includes a decrease in accrued capital expenditures of $24 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively.

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
The adoption of ASU 2014-09 (Note 2) resulted in an immaterial impact to the individual financial statement line items of the Company's unaudited interim consolidated statement of operations during the three and nine months ended September 30, 2018.
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
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of September 30, 2018, the Company had $867 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $144 million of its remaining performance obligations as Net sales in 2018, $234 million in 2019, an additional $182 million in 2020 and the balance thereafter.
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
The Company does not have any material contract assets as of September 30, 2018.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018
	(In $ millions)
Engineered Materials
North America	197	567
Europe and Africa	277	945
Asia-Pacific	145	403
South America	23	56
Total	642	1,971

Acetate Tow
North America	30	98
Europe and Africa	78	196
Asia-Pacific	44	163
South America	6	31
Total	158	488

Industrial Specialties
North America	93	274
Europe and Africa	126	400
Asia-Pacific	49	145
South America	5	13
Total(1)	273	832

Acetyl Intermediates
North America	205	599
Europe and Africa	176	558
Asia-Pacific	292	936
South America	25	82
Total(2)	698	2,175
______________________________

(1)	Excludes intersegment sales of $0 million and $3 million for the three and nine months ended September 30, 2018, respectively.

(2)	Excludes intersegment sales of $137 million and $392 million for the three and nine months ended September 30, 2018, respectively.

21. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	407	230	1,116	652
Earnings (loss) from discontinued operations	(6)	(4)	(8)	(12)
Net earnings (loss)	401	226	1,108	640

Weighted average shares - basic	134,519,301	136,579,077	135,336,704	138,599,330
Incremental shares attributable to equity awards	980,089	372,846	1,050,999	388,991
Weighted average shares - diluted	135,499,390	136,951,923	136,387,703	138,988,321
During the three and nine months ended September 30, 2018 and 2017, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	565	1,483	(277)	1,771
Cost of sales	—	—	(432)	(1,105)	282	(1,255)
Gross profit	—	—	133	378	5	516
Selling, general and administrative expenses	—	—	(46)	(83)	—	(129)
Amortization of intangible assets	—	—	(1)	(4)	—	(5)
Research and development expenses	—	—	(7)	(11)	—	(18)
Other (charges) gains, net	—	—	—	12	—	12
Foreign exchange gain (loss), net	—	(3)	—	3	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	1	—	(2)
Operating profit (loss)	—	(3)	76	296	5	374
Equity in net earnings (loss) of affiliates	401	411	286	64	(1,096)	66
Non-operating pension and other postretirement employee benefit (expense) income	—	—	23	3	(1)	25
Interest expense	—	(5)	(33)	(8)	16	(30)
Interest income	—	13	1	3	(15)	2
Dividend income - cost investments	—	—	—	25	1	26
Other income (expense), net	—	—	1	(1)	(1)	(1)
Earnings (loss) from continuing operations before tax	401	416	354	382	(1,091)	462
Income tax (provision) benefit	—	(15)	(10)	(28)	(1)	(54)
Earnings (loss) from continuing operations	401	401	344	354	(1,092)	408
Earnings (loss) from operation of discontinued operations	—	—	(1)	(6)	—	(7)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(1)	(5)	—	(6)
Net earnings (loss)	401	401	343	349	(1,092)	402
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	401	401	343	348	(1,092)	401

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2017 - As Adjusted (Note 2)
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	527	1,314	(275)	1,566
Cost of sales	—	—	(407)	(1,042)	266	(1,183)
Gross profit	—	—	120	272	(9)	383
Selling, general and administrative expenses	—	—	(54)	(79)	—	(133)
Amortization of intangible assets	—	—	(1)	(4)	—	(5)
Research and development expenses	—	—	(9)	(10)	—	(19)
Other (charges) gains, net	—	—	—	—	—	—
Foreign exchange gain (loss), net	—	—	—	4	—	4
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	1	—	(1)
Operating profit (loss)	—	—	54	184	(9)	229
Equity in net earnings (loss) of affiliates	226	233	175	45	(629)	50
Non-operating pension and other postretirement employee benefit (expense) income	—	—	20	3	—	23
Interest expense	—	(5)	(28)	(8)	9	(32)
Interest income	—	7	1	2	(9)	1
Dividend income - cost investments	—	—	—	26	(2)	24
Other income (expense), net	—	(2)	—	(4)	—	(6)
Earnings (loss) from continuing operations before tax	226	233	222	248	(640)	289
Income tax (provision) benefit	—	(7)	(68)	17	1	(57)
Earnings (loss) from continuing operations	226	226	154	265	(639)	232
Earnings (loss) from operation of discontinued operations	—	—	—	(5)	—	(5)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	—	(4)	—	(4)
Net earnings (loss)	226	226	154	261	(639)	228
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	226	226	154	259	(639)	226

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,733	4,621	(888)	5,466
Cost of sales	—	—	(1,337)	(3,470)	893	(3,914)
Gross profit	—	—	396	1,151	5	1,552
Selling, general and administrative expenses	—	—	(156)	(256)	—	(412)
Amortization of intangible assets	—	—	(3)	(15)	—	(18)
Research and development expenses	—	—	(22)	(32)	—	(54)
Other (charges) gains, net	—	—	—	9	—	9
Foreign exchange gain (loss), net	—	(3)	—	5	—	2
Gain (loss) on disposition of businesses and assets, net	—	—	(8)	4	—	(4)
Operating profit (loss)	—	(3)	207	866	5	1,075
Equity in net earnings (loss) of affiliates	1,108	1,112	872	170	(3,082)	180
Non-operating pension and other postretirement employee benefit (expense) income	—	—	70	8	(1)	77
Interest expense	—	(15)	(93)	(25)	38	(95)
Interest income	—	31	5	7	(39)	4
Dividend income - cost investments	—	—	—	89	3	92
Other income (expense), net	—	—	1	3	(1)	3
Earnings (loss) from continuing operations before tax	1,108	1,125	1,062	1,118	(3,077)	1,336
Income tax (provision) benefit	—	(17)	(115)	(83)	(1)	(216)
Earnings (loss) from continuing operations	1,108	1,108	947	1,035	(3,078)	1,120
Earnings (loss) from operation of discontinued operations	—	—	(2)	(7)	—	(9)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(2)	(6)	—	(8)
Net earnings (loss)	1,108	1,108	945	1,029	(3,078)	1,112
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net earnings (loss) attributable to Celanese Corporation	1,108	1,108	945	1,025	(3,078)	1,108

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2017 - As Adjusted (Note 2)
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,679	3,713	(845)	4,547
Cost of sales	—	—	(1,311)	(2,974)	836	(3,449)
Gross profit	—	—	368	739	(9)	1,098
Selling, general and administrative expenses	—	—	(132)	(221)	—	(353)
Amortization of intangible assets	—	—	(3)	(11)	—	(14)
Research and development expenses	—	—	(23)	(30)	—	(53)
Other (charges) gains, net	—	—	(7)	(50)	—	(57)
Foreign exchange gain (loss), net	—	—	—	—	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(6)	2	—	(4)
Operating profit (loss)	—	—	197	429	(9)	617
Equity in net earnings (loss) of affiliates	640	640	439	122	(1,706)	135
Non-operating pension and other postretirement employee benefit (expense) income	—	—	60	7	—	67
Interest expense	—	(17)	(75)	(23)	24	(91)
Interest income	—	19	3	4	(24)	2
Dividend income - cost investments	—	—	—	85	(3)	82
Other income (expense), net	—	(3)	1	—	—	(2)
Earnings (loss) from continuing operations before tax	640	639	625	624	(1,718)	810
Income tax (provision) benefit	—	1	(139)	(16)	1	(153)
Earnings (loss) from continuing operations	640	640	486	608	(1,717)	657
Earnings (loss) from operation of discontinued operations	—	—	—	(14)	—	(14)
Income tax (provision) benefit from discontinued operations	—	—	—	2	—	2
Earnings (loss) from discontinued operations	—	—	—	(12)	—	(12)
Net earnings (loss)	640	640	486	596	(1,717)	645
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Net earnings (loss) attributable to Celanese Corporation	640	640	486	591	(1,717)	640

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	401	401	343	349	(1,092)	402
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	1	—	(1)	—
Foreign currency translation gain (loss)	(35)	(35)	(31)	(37)	103	(35)
Gain (loss) on cash flow hedges	4	4	2	2	(8)	4
Pension and postretirement benefits gain (loss)	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(31)	(31)	(28)	(35)	94	(31)
Total comprehensive income (loss), net of tax	370	370	315	314	(998)	371
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	370	370	315	313	(998)	370

	Three Months Ended September 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	226	226	154	261	(639)	228
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation gain (loss)	42	42	65	74	(181)	42
Gain (loss) on cash flow hedges	—	—	—	—	—	—
Pension and postretirement benefits gain (loss)	(1)	(1)	(1)	—	2	(1)
Total other comprehensive income (loss), net of tax	41	41	64	74	(179)	41
Total comprehensive income (loss), net of tax	267	267	218	335	(818)	269
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	267	267	218	333	(818)	267

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	1,108	1,108	945	1,029	(3,078)	1,112
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	6	13	(19)	—
Foreign currency translation gain (loss)	(52)	(52)	(77)	(95)	224	(52)
Gain (loss) on cash flow hedges	9	9	6	7	(22)	9
Pension and postretirement benefits gain (loss)	1	1	1	1	(3)	1
Total other comprehensive income (loss), net of tax	(42)	(42)	(64)	(74)	180	(42)
Total comprehensive income (loss), net of tax	1,066	1,066	881	955	(2,898)	1,070
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to Celanese Corporation	1,066	1,066	881	951	(2,898)	1,066

	Nine Months Ended September 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	640	640	486	596	(1,717)	645
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1	1	1	1	(3)	1
Foreign currency translation gain (loss)	148	148	191	232	(571)	148
Gain (loss) on cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits gain (loss)	4	4	3	6	(13)	4
Total other comprehensive income (loss), net of tax	152	152	194	238	(584)	152
Total comprehensive income (loss), net of tax	792	792	680	834	(2,301)	797
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive income (loss) attributable to Celanese Corporation	792	792	680	829	(2,301)	792

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	14	46	643	—	703
Trade receivables - third party and affiliates	—	—	122	1,098	(134)	1,086
Non-trade receivables, net	37	515	257	444	(974)	279
Inventories, net	—	—	301	775	(43)	1,033
Marketable securities, at fair value	—	—	31	—	—	31
Other assets	—	22	16	57	(47)	48
Total current assets	37	551	773	3,017	(1,198)	3,180
Investments in affiliates	3,504	4,736	4,729	860	(12,848)	981
Property, plant and equipment, net	—	—	1,228	2,471	—	3,699
Deferred income taxes	—	17	—	175	(22)	170
Other assets	—	1,621	260	479	(1,947)	413
Goodwill	—	—	314	750	—	1,064
Intangible assets, net	—	—	101	216	—	317
Total assets	3,541	6,925	7,405	7,968	(16,015)	9,824
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	50	176	268	(265)	229
Trade payables - third party and affiliates	—	—	303	650	(134)	819
Other liabilities	—	45	296	298	(292)	347
Income taxes payable	—	—	495	104	(462)	137
Total current liabilities	—	95	1,270	1,320	(1,153)	1,532
Noncurrent Liabilities
Long-term debt	—	3,326	1,580	203	(1,913)	3,196
Deferred income taxes	—	—	67	201	(22)	246
Uncertain tax positions	—	—	10	146	(2)	154
Benefit obligations	—	—	265	282	—	547
Other liabilities	—	—	105	142	(41)	206
Total noncurrent liabilities	—	3,326	2,027	974	(1,978)	4,349
Total Celanese Corporation stockholders' equity	3,541	3,504	4,108	5,272	(12,884)	3,541
Noncontrolling interests	—	—	—	402	—	402
Total equity	3,541	3,504	4,108	5,674	(12,884)	3,943
Total liabilities and equity	3,541	6,925	7,405	7,968	(16,015)	9,824

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	230	346	—	576
Trade receivables - third party and affiliates	—	—	89	988	(91)	986
Non-trade receivables, net	38	482	279	385	(940)	244
Inventories, net	—	—	277	672	(49)	900
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	60	12	93	(111)	54
Total current assets	38	542	919	2,484	(1,191)	2,792
Investments in affiliates	2,850	4,283	3,916	861	(10,934)	976
Property, plant and equipment, net	—	—	1,145	2,617	—	3,762
Deferred income taxes	—	6	206	158	(4)	366
Other assets	—	1,295	171	165	(1,293)	338
Goodwill	—	—	314	689	—	1,003
Intangible assets, net	—	—	48	253	—	301
Total assets	2,888	6,126	6,719	7,227	(13,422)	9,538
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	76	148	369	(267)	326
Trade payables - third party and affiliates	—	1	300	598	(92)	807
Other liabilities	—	71	302	273	(292)	354
Income taxes payable	—	—	471	92	(491)	72
Total current liabilities	—	148	1,221	1,332	(1,142)	1,559
Noncurrent Liabilities
Long-term debt	—	3,128	1,254	233	(1,300)	3,315
Deferred income taxes	—	—	—	215	(4)	211
Uncertain tax positions	—	—	1	157	(2)	156
Benefit obligations	—	—	277	308	—	585
Other liabilities	—	—	255	158	—	413
Total noncurrent liabilities	—	3,128	1,787	1,071	(1,306)	4,680
Total Celanese Corporation stockholders' equity	2,888	2,850	3,711	4,412	(10,974)	2,887
Noncontrolling interests	—	—	—	412	—	412
Total equity	2,888	2,850	3,711	4,824	(10,974)	3,299
Total liabilities and equity	2,888	6,126	6,719	7,227	(13,422)	9,538

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	459	567	224	1,015	(1,070)	1,195
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(163)	(81)	—	(244)
Acquisitions, net of cash acquired	—	—	(144)	—	—	(144)
Proceeds from sale of businesses and assets, net	—	—	—	13	—	13
Return of capital from subsidiary	—	—	225	—	(225)	—
Contributions to subsidiary	—	—	(16)	—	16	—
Intercompany loan receipts (disbursements)	—	(327)	(12)	(285)	624	—
Other, net	—	—	(7)	(27)	—	(34)
Net cash provided by (used in) investing activities	—	(327)	(117)	(380)	415	(409)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(33)	11	(52)	(12)	(86)
Proceeds from short-term borrowings	—	—	—	44	—	44
Repayments of short-term borrowings	—	—	—	(62)	—	(62)
Proceeds from long-term debt	—	285	327	—	(612)	—
Repayments of long-term debt	—	(19)	(13)	(24)	—	(56)
Purchases of treasury stock, including related fees	(250)	—	—	—	—	(250)
Dividends to parent	—	(459)	(611)	—	1,070	—
Contributions from parent	—	—	—	16	(16)	—
Common stock dividends	(209)	—	—	—	—	(209)
Return of capital to parent	—	—	—	(225)	225	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(14)	—	(14)
Other, net	—	—	(5)	(1)	—	(6)
Net cash provided by (used in) financing activities	(459)	(226)	(291)	(318)	655	(639)
Exchange rate effects on cash and cash equivalents	—	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	—	14	(184)	297	—	127
Cash and cash equivalents as of beginning of period	—	—	230	346	—	576
Cash and cash equivalents as of end of period	—	14	46	643	—	703

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	677	623	571	403	(1,529)	745
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(122)	(58)	—	(180)
Acquisitions, net of cash acquired	—	(11)	(12)	(265)	19	(269)
Proceeds from sale of businesses and assets, net	—	—	—	20	(19)	1
Return of capital from subsidiary	—	—	18	—	(18)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(174)	(25)	—	199	—
Other, net	—	—	(1)	(8)	—	(9)
Net cash provided by (used in) investing activities	—	(185)	(142)	(311)	181	(457)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	245	5	(1)	(25)	224
Proceeds from short-term borrowings	—	—	—	150	—	150
Repayments of short-term borrowings	—	—	—	(91)	—	(91)
Proceeds from long-term debt	—	—	174	—	(174)	—
Repayments of long-term debt	—	—	(1)	(64)	—	(65)
Purchases of treasury stock, including related fees	(500)	—	—	—	—	(500)
Dividends to parent	—	(678)	(571)	(280)	1,529	—
Stock option exercises	1	—	—	—	—	1
Common stock dividends	(178)	—	—	—	—	(178)
Return of capital to parent	—	—	—	(18)	18	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(18)	—	(18)
Other, net	—	—	(17)	(2)	—	(19)
Net cash provided by (used in) financing activities	(677)	(433)	(410)	(324)	1,348	(496)
Exchange rate effects on cash and cash equivalents	—	—	—	31	—	31
Net increase (decrease) in cash and cash equivalents	—	5	19	(201)	—	(177)
Cash and cash equivalents as of beginning of period	—	—	51	587	—	638
Cash and cash equivalents as of end of period	—	5	70	386	—	461

23. Subsequent Event
On October 10, 2018, the Company signed a definitive agreement to acquire Next Polymers Ltd., an India based engineering thermoplastics compounder. The acquisition will be funded from cash on hand or from borrowings under the Company's senior unsecured revolving credit facility. The acquired operations will be included in the Engineered Materials segment. The Company expects the acquisition to close in the first quarter of 2019, subject to customary closing conditions, and does not expect the acquisition to be material to its 2019 financial position or results of operations.

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
Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
		As Adjusted (Note 2)			As Adjusted (Note 2)
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,771	1,566	205	5,466	4,547	919
Gross profit	516	383	133	1,552	1,098	454
Selling, general and administrative ("SG&A") expenses	(129)	(133)	4	(412)	(353)	(59)
Other (charges) gains, net	12	—	12	9	(57)	66
Operating profit (loss)	374	229	145	1,075	617	458
Equity in net earnings (loss) of affiliates	66	50	16	180	135	45
Non-operating pension and other postretirement employee benefit (expense) income	25	23	2	77	67	10
Interest expense	(30)	(32)	2	(95)	(91)	(4)
Dividend income - cost investments	26	24	2	92	82	10
Earnings (loss) from continuing operations before tax	462	289	173	1,336	810	526
Earnings (loss) from continuing operations	408	232	176	1,120	657	463
Earnings (loss) from discontinued operations	(6)	(4)	(2)	(8)	(12)	4
Net earnings (loss)	402	228	174	1,112	645	467
Net earnings (loss) attributable to Celanese Corporation	401	226	175	1,108	640	468
Other Data
Depreciation and amortization	90	80	10	255	226	29
SG&A expenses as a percentage of Net sales	7.3%	8.5%		7.5%	7.8%
Operating margin(1)	21.1%	14.6%		19.7%	13.6%
Other (charges) gains, net
Restructuring	(1)	—	(1)	(4)	(3)	(1)
InfraServ ownership change	—	—	—	—	(4)	4
Plant/office closures	13	—	13	13	(50)	63
Total Other (charges) gains, net	12	—	12	9	(57)	66
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2018	As of December 31, 2017
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	703	576

Short-term borrowings and current installments of long-term debt - third party and affiliates	229	326
Long-term debt, net of unamortized deferred financing costs	3,196	3,315
Total debt	3,425	3,641
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	7	6	(1)	—	12
Acetate Tow	5	(3)	—	(1)	1
Industrial Specialties	(1)	5	(1)	—	3
Acetyl Intermediates	(4)	26	—	—	22
Total Company	1	14	(1)	(1)	13
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	12	5	4	—	21
Acetate Tow	(2)	(3)	—	—	(5)
Industrial Specialties	(1)	5	4	—	8
Acetyl Intermediates	3	26	3	—	32
Total Company	5	14	3	(2)	20
Consolidated Results
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net sales increased $205 million, or 13%, for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing across most of our segments.
Operating profit increased $145 million, or 63%, for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales across all of our segments;

partially offset by:

•	higher raw material costs across most of our segments.
Our effective income tax rate for the three months ended September 30, 2018 was 12% compared to 20% for the same period in 2017. The lower effective income tax rate for the three months ended September 30, 2018 compared to the same period in 2017 is primarily due to the release of valuation allowances on net deferred tax assets in China and Singapore, reduction of the US statutory tax rate due to the TCJA, and reduced losses not providing tax benefits in certain jurisdictions, partially offset by increases in valuation allowances offsetting US foreign tax credits due to the provisions of the TCJA.
See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net sales increased $919 million, or 20%, for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing across most of our segments;

•
higher volume in our Engineered Materials segment, primarily related to our base business driven by new project launches and pipeline growth, and Net sales generated from acquisitions. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information; and

•	a favorable currency impact across most of our segments resulting from a strong Euro relative to the US dollar.
Operating profit increased $458 million, or 74%, for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales across most of our segments; and

•
a favorable impact of $66 million to Other (charges) gains, net. During the nine months ended September 30, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $24 million contract termination charge and an $18 million reduction to our non-income tax receivable, which did not recur in the current year. In addition, during the nine months ended September 30, 2018, we received a $13 million non-income tax receivable refund from Nanjing, China. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	higher raw material costs across most of our segments; and

•	higher spending of $52 million and $31 million in our Engineered Materials and Acetyl Intermediates segments, respectively.
Equity in net earnings (loss) of affiliates increased $45 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•
an increase in equity investment in earnings of $34 million from our Ibn Sina strategic affiliate primarily as a result of an increase in our indirect economic ownership from 25% to 32.5% due to the startup of its polyoxymethylene ("POM") production facility in Saudi Arabia during the three months ended December 31, 2017 and an increase in methyl tertiary-butyl ether ("MTBE") pricing.

Our effective income tax rate for the nine months ended September 30, 2018 was 16% compared to 19% for the same period in 2017. The lower effective income tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 is primarily due to the release of valuation allowances on net deferred tax assets in China and Singapore, reduction of the US statutory tax rate due to the TCJA and reduced losses not providing tax benefits in certain jurisdictions, partially offset by increases in valuation allowances offsetting US foreign tax credits due to the provisions of the TCJA.

Business Segments
Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2018	2017			2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	642	573	69	12.0%	1,971	1,633	338	20.7%
Net Sales Variance
Volume	7%				12%
Price	6%				5%
Currency	(1)%				4%
Other	—%				—%
Other (charges) gains, net	—	—	—	—%	—	(2)	2	100.0%
Operating profit (loss)	124	105	19	18.1%	365	314	51	16.2%
Operating margin	19.3%	18.3%			18.5%	19.2%
Equity in net earnings (loss) of affiliates	62	47	15	31.9%	169	128	41	32.0%
Depreciation and amortization	31	30	1	3.3%	96	82	14	17.1%
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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net sales increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher volume within our base business driven by new project launches and pipeline growth, and Net sales generated from acquisitions; and

•	higher pricing for most of our products, primarily due to pricing efforts to align with rising raw material and distribution costs.
Operating profit increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales;
partially offset by:

•	higher raw material costs driven equally by methanol and nylon; and

•	higher spending of $10 million, primarily related to increased distribution costs and our acquisition of Omni Plastics, L.L.C. ("Omni Plastics"), as this acquired business incurs ongoing spending.

Equity in net earnings (loss) of affiliates increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•
an increase in equity investment in earnings of $17 million from our Ibn Sina strategic affiliate as a result of an increase in our indirect economic ownership from 25% to 32.5% due to the startup of its POM production facility in Saudi Arabia during the three months ended December 31, 2017 and an increase in MTBE pricing.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net sales increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher volume within our base business driven by new project launches and pipeline growth, and Net sales generated from acquisitions;

•	higher pricing for most of our products, primarily due to pricing efforts to align with rising raw material and distribution costs; and

•	a favorable currency impact, primarily resulting from a strong Euro relative to the US dollar.
Operating profit increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales;
partially offset by:

•
higher spending of $52 million, primarily related to our acquisitions of Omni Plastics and the nylon compounding division of Nilit Group ("Nilit"), as these acquired businesses incur ongoing spending, as well as increased distribution costs;

•	higher raw material costs, primarily for methanol, and freight costs; and

•	higher depreciation and amortization expense, primarily related to our acquired businesses.
Equity in net earnings (loss) of affiliates increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•
an increase in equity investment in earnings of $34 million from our Ibn Sina strategic affiliate primarily as a result of an increase in our indirect economic ownership from 25% to 32.5% due to the startup of its POM production facility in Saudi Arabia during the three months ended December 31, 2017 and an increase in MTBE pricing, as well as $4 million from our Korea Engineering Plastics Co., Ltd. strategic affiliate due to favorable pricing.

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

Acetate Tow

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2018	2017			2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	158	157	1	0.6%	488	511	(23)	(4.5)%
Net Sales Variance
Volume	5%				(2)%
Price	(3)%				(3)%
Currency	—%				—%
Other	(1)%				—%
Other (charges) gains, net	(1)	—	(1)	(100.0)%	(2)	(2)	—	—%
Operating profit (loss)	26	45	(19)	(42.2)%	111	148	(37)	(25.0)%
Operating margin	16.5%	28.7%			22.7%	29.0%
Dividend income - cost investments	26	24	2	8.3%	91	81	10	12.3%
Depreciation and amortization	21	10	11	110.0%	44	30	14	46.7%
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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net sales were flat for the three months ended September 30, 2018 compared to the same period in 2017.
Operating profit decreased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•
higher depreciation and amortization expense of $11 million. On June 6, 2018, we announced the consolidation of our global acetate manufacturing operations by initiating the closure of our acetate tow manufacturing unit in Ocotlán, Mexico in 2018. The acetate flake unit will remain operational and is unaffected by these actions. We expect to incur additional exit and shutdown costs of approximately $5 million, primarily related to accelerated depreciation, through the remainder of 2018. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information; and

•	higher energy and raw material costs of $10 million, primarily related to acetic acid.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net sales decreased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	lower acetate tow volume and pricing due to lower global industry utilization.
Operating profit decreased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	lower Net sales; and

•	higher depreciation and amortization expense of $14 million, primarily due to the closure of our acetate tow manufacturing unit in Ocotlán, Mexico in 2018.
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
Industrial Specialties

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2018	2017			2018	2017
		As Adjusted (Note 2)				As Adjusted (Note 2)
	(unaudited)
	(In $ millions, except percentages)
Net sales	273	264	9	3.4%	835	771	64	8.3%
Net Sales Variance
Volume	(1)%				(1)%
Price	5%				5%
Currency	(1)%				4%
Other	—%				—%
Other (charges) gains, net	(1)	—	(1)	(100.0)%	(3)	—	(3)	(100.0)%
Operating profit (loss)	19	19	—	—%	64	70	(6)	(8.6)%
Operating margin	7.0%	7.2%			7.7%	9.1%
Depreciation and amortization	10	10	—	—%	29	28	1	3.6%
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
The pricing of our products within Industrial Specialties is influenced by changes in the cost of raw materials. Therefore, in general, there is a direct correlation between the cost of raw materials and our Net sales for most Industrial Specialties products. This impact to pricing typically lags changes in raw material costs over months or quarters.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net sales increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing in our emulsion polymers business due to higher raw material costs for vinyl acetate monomer ("VAM") in Europe and Asia.
Operating profit was flat for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher raw material costs of $13 million, primarily VAM;

largely offset by:

•	higher Net sales.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net sales increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing in our emulsion polymers business due to higher raw material costs for VAM in Europe and Asia; and

•	a favorable currency impact resulting from a strong Euro relative to the US dollar.
Operating profit decreased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher raw material costs of $39 million, primarily VAM;
largely offset by:

•	higher Net sales.
Acetyl Intermediates

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2018	2017			2018	2017
	(unaudited)
	(In $ millions, except percentages)
Net sales	835	684	151	22.1%	2,567	1,952	615	31.5%
Net Sales Variance
Volume	(4)%				3%
Price	26%				26%
Currency	—%				3%
Other	—%				—%
Other (charges) gains, net	13	—	13	100.0%	13	(50)	63	126.0%
Operating profit (loss)	268	128	140	109.4%	750	264	486	184.1%
Operating margin	32.1%	18.7%			29.2%	13.5%
Equity in net earnings (loss) of affiliates	2	1	1	100.0%	5	4	1	25.0%
Depreciation and amortization	26	26	—	—%	78	78	—	—%
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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net sales increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing due to higher industry utilization rates, which positively impacted pricing for most of our products;

slightly offset by:

•	lower volume for VAM, which represents all of the decrease in volume, due to a turnaround in Nanjing, China.
Operating profit increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales; and

•	a favorable impact to Other (charges) gains, net. During the three months ended September 30, 2018, we received a $13 million non-income tax receivable refund from Nanjing, China.
partially offset by:

•	higher distribution and raw material costs, primarily for acetic acid and methanol.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net sales increased during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing due to higher industry utilization rates, which positively impacted pricing for most of our products;

•	a favorable currency impact resulting from a strong Euro relative to the US dollar; and

•	higher volume for acetic acid, primarily due to higher demand and competitor outages.
slightly offset by:

•	lower volume for VAM due to a turnaround in Nanjing, China.
Operating profit increased during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales;

•
a favorable impact of $63 million to Other (charges) gains, net. During the nine months ended September 30, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $24 million contract termination charge and an $18 million reduction to our non-income tax receivable, which did not recur in the current year. In addition, during the nine months ended September 30, 2018, we received a $13 million non-income tax receivable refund from Nanjing, China. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	higher distribution and raw material costs, primarily for acetic acid and methanol; and

•
higher spending of $31 million, primarily due to a duty exception in the free trade agreement between Europe and Mexico recognized during the nine months ended September 30, 2017, which did not recur in the current year, as well as increased freight costs.

Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2018	2017			2018	2017
		As Adjusted (Note 2)				As Adjusted (Note 2)
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	1	—	1	100.0%	1	(3)	4	133.3%
Operating profit (loss)	(63)	(68)	5	7.4%	(214)	(179)	(35)	(19.6)%
Equity in net earnings (loss) of affiliates	2	2	—	—%	6	3	3	100.0%
Non-operating pension and other postretirement employee benefit (expense) income	25	22	3	13.6%	77	66	11	16.7%
Depreciation and amortization	2	4	(2)	(50.0)%	8	8	—	—%
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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Operating loss decreased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	lower project spending and incentive compensation costs of $14 million;
largely offset by:

•	higher functional spending of $5 million; and

•	an unfavorable currency impact of $5 million resulting from a strong Euro relative to the US dollar.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Operating loss increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to:

•	higher functional spending and incentive compensation costs of $38 million;
slightly offset by:

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

Non-operating pension and other postretirement employee income increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to higher expected returns on plan assets. See Note 11 - Benefit Obligations in the accompanying unaudited interim consolidated financial statements for further information.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2018, we have $1.0 billion available for borrowing under our senior unsecured revolving credit facility and $5 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
On a stand-alone basis, Celanese and its immediate 100% owned subsidiary, Celanese US, have no material assets other than the stock of their subsidiaries and no independent external operations of their own. Accordingly, they generally depend on the cash flow of their subsidiaries and their ability to pay dividends and make other distributions to Celanese and Celanese US in order to meet their obligations, including their obligations under senior credit facilities and senior notes and to pay dividends on our Common stock, par value $0.0001 per share ("Common Stock").
Cash Flows
Cash and cash equivalents increased $127 million to $703 million as of September 30, 2018 compared to December 31, 2017. As of September 30, 2018, $591 million of the $703 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a charge associated with the repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible, if needed in the US to fund operations. See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $450 million to $1,195 million for the nine months ended September 30, 2018 compared to $745 million for the same period in 2017. Net cash provided by operating activities for the nine months ended September 30, 2018 increased primarily due to:

•	an increase in net earnings;
partially offset by:

•
unfavorable trade working capital of $117 million primarily due to an increase in inventory within our Engineered Materials segment as a result of business growth and our acquisition of Nilit in May 2017.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $48 million to $409 million for the nine months ended September 30, 2018 compared to $457 million for the same period in 2017, primarily due to:

•	a net cash outflow of $269 million related to the acquisition of Nilit in May 2017, which did not recur this year;
partially offset by:

•	a net cash outflow of $144 million related to the acquisition of Omni in February 2018; and

•	an increase of $64 million in capital expenditures related to growth opportunities in our Acetyl Intermediates and Engineered Materials segments.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $143 million to $639 million for the nine months ended September 30, 2018 compared to $496 million for the same period in 2017, primarily due to:

•
a decrease in net borrowings on short-term debt of $387 million, primarily as a result of higher borrowings under our revolving credit facility and accounts receivable securitization facility during the nine months ended September 30, 2017 in connection with the acquisition of Nilit and related to the timing of share repurchases of our Common Stock;

partially offset by:

•	a decrease of $250 million in share repurchases of our Common Stock during the nine months ended September 30, 2018.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2017 Form 10-K other than those disclosed above and in Note 10 - Debt in the accompanying unaudited interim consolidated financial statements.
Other Financing Arrangements
During the nine months ended September 30, 2018, we entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $40 million and $38 million of accounts receivable during the three months ended June 30, 2018 and September 30, 2018, respectively.
Share Capital
On September 17, 2018, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the "Certificate of Amendment") to our Second Amended and Restated Certificate of Incorporation, as amended, to remove all references to our Series B Common Stock, par value $0.0001 per share, therefrom and to redesignate our Series A Common Stock, par value $0.0001 per share, as "Common Stock." Following the filing of the Certificate of Amendment, we no longer have series of our class of Common Stock.
The Company declared a quarterly cash dividend of $0.54 per share on its Common Stock on October 17, 2018, amounting to $72 million. The cash dividend will be paid on November 8, 2018 to holders of record as of October 29, 2018.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2018, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended September 30, 2018 are as follows:

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
July 1 -31, 2018	181,829		$115.49	181,829	$1,410,000,000
August 1-31, 2018	873,662		$116.68	873,662	$1,308,000,000
September 1-30, 2018	235,184		$115.07	235,184	$1,281,000,000
Total	1,290,675	(3)		1,290,675
______________________________

(1)	May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

(2)	Our Board of Directors authorized the repurchase of $3.9 billion of our Common Stock since February 2008.

(3)	Excludes 1,700 common shares reacquired pursuant to an employee clawback agreement.
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

3.1(b)
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Celanese Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 17, 2018).

3.2	Fifth Amended and Restated By-laws, amended effective July 16, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2018).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8A/A filed with the SEC on September 18, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	October 19, 2018

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Senior Vice President and
Chief Financial Officer

	Date:	October 19, 2018