Form 10-K
period 2018-12-31
Celanese Corp
filed 2019-02-07
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Commission File Number) 001-32410
CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0420726 (I.R.S. Employer Identification No.)

222 West Las Colinas Blvd., Suite 900N, Irving, TX (Address of Principal Executive Offices)	75039-5421 (Zip Code)
(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	New York Stock Exchange
3.250% Senior Notes due 2019	New York Stock Exchange
1.125% Senior Notes due 2023	New York Stock Exchange
1.250% Senior Notes due 2025	New York Stock Exchange
2.125% Senior Notes due 2027	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2018 (the last business day of the registrants' most recently completed second fiscal quarter) was $14,934,861,283.
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of January 31, 2019 was 128,100,117.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2019 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2018

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
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 32 global production facilities and an additional 9 strategic affiliate production facilities. As of December 31, 2018, we employed 7,684 people worldwide.
Business Segment Overview
During 2018, we reorganized our operating and reportable segments to align with recent structural and management reporting changes. These changes reflect: (1) the movement of our food ingredients business from the Consumer Specialties reportable segment into our Engineered Materials reportable segment, (2) the renaming of the former Consumer Specialties reportable segment as the Acetate Tow segment, (3) the renaming of the former Advanced Engineered Materials reportable segment as the Engineered Materials segment and (4) the combination of the former Industrial Specialties and former Acetyl Intermediates operating and reportable segments into the Acetyl Chain operating and reportable segment.
We operate principally through three business segments: Engineered Materials, Acetate Tow and Acetyl Chain. See Business Segments below and Note 26 - Segment Information and Note 27 - Revenue in the accompanying consolidated financial statements for further information.

Business Segments
Engineered Materials

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
• Polyoxymethylene ("POM")
• Ultra-high molecular weight polyethylene ("UHMW-PE")
• Polybutylene terephthalate
    ("PBT")
• Long-fiber reinforced thermoplastics ("LFRT")
• Liquid crystal polymers ("LCP")
• Thermoplastic elastomers ("TPE")
• Nylon compounds or formulations
• Polypropylene compounds or formulations
• Polyphenylene sulfide ("PPS")
•  Acesulfame potassium ("Ace-K")
•  Potassium sorbate
•  Sorbic acid
• Automotive • Medical • Industrial • Energy storage • Consumer electronics • Appliances • Filtration equipment • Telecommunications • Beverages • Confections • Baked goods
• Ajinomoto Co. Inc.
• Anhui Jinhe Industry Co., Ltd.
• BASF SE
• Daicel Corporation
• E. I. du Pont de Nemours and Company
• Koninklijke DSM N.V.
• Nantong Acetic Acid Chemical Co., Ltd.
• The NutraSweet Company
• SABIC Innovative Plastics
• Solvay S.A.
• Suzhou Hope Technology Co., Ltd.
• Tate & Lyle plc
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
• Para-dichlorobenzene (for PPS)
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
We are a leading global supplier of Ace-K for the food and beverage industry and a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid. We have over fifty years of experience in developing and marketing specialty ingredients for the food and beverage industry and are the only western producer of Ace-K. We have a production facility in Germany, with sales and distribution facilities in all major regions of the world.
On January 2, 2019, we completed the acquisition of 100% of the ownership interests of Next Polymers Ltd., an India-based engineering thermoplastics ("ETP") compounder. The acquisition strengthens our position in the Indian ETP market and further expands our global manufacturing footprint. See Note 30 - Subsequent Events in the accompanying consolidated financial statements for further information.
On October 18, 2018, we announced a capital efficient debottlenecking project of our POM production unit in Frankfurt, Germany to support the continued growth of our Engineered Materials segment. We expect to expand the production capacity by 20kt. This project is expected to be completed in 2020.
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
In October 2017, we announced plans to expand the capacity of our global compounding assets and certain product-specific manufacturing production sites to support the significant growth in our Engineered Materials segment. We expect these new production lines and expansions to add approximately 50-60kt per year in compounding capacity. We also expect the debottlenecking of existing global production lines to provide an additional 10-15kt per year capacity of compounded material production capability and an additional 10-15kt per year of capacity to LFRT production lines. We expect a new production line to add approximately 15kt of GUR® UHMW-PE product capacity. These projects are expected to be completed during 2019.

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
Sales of POM amounted to 11%, 12% and 12% of our consolidated net sales for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Sunett® sweetener. Ace-K, a non-nutritive high intensity sweetener sold under the trademark Sunett®, is used in a variety of beverages, confections and dairy products throughout the world. Sunett® sweetener is the ideal blending partner for caloric and non-caloric sweeteners as it balances the sweetness profile. It is recognized in the food industry for its consistent product quality and reliable supply. The primary raw material for Sunett® is diketene.
Food protection ingredients. Our food protection ingredients, potassium sorbate and sorbic acid, are mainly used in foods, beverages and personal care products.

•	Customers
Engineered Materials' principal customers are original equipment manufacturers and their suppliers serving the automotive, medical, industrial and consumer industries. We utilize our customer options mapping process to collaborate with our customers to identify customized solutions that leverage our broad range of polymers and technical expertise. Our engineered materials business has long-standing relationships through multi-year and annual arrangements with many of its major customers and utilizes distribution partners to expand its customer base. We primarily sell Sunett® sweetener to a limited number of large multinational and regional customers in the food and beverage industry under multi-year and annual contracts. Food protection ingredients are primarily sold through regional distributors to small and medium sized customers and directly to large multinational customers in the food industry.

As Engineered Materials is a project-based business focused on solutions, the pricing of products in this segment is primarily based on the value-in-use and is largely independent of changes in the cost of raw materials. Therefore, in general, margins may expand or contract in response to changes in raw material costs in the short-term.
See Note 27 - Revenue in the accompanying consolidated financial statements for further information.
Acetate Tow

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
• Acetate tow • Acetate flake	• Filtration • Films • Flexible packaging	• Blackstone Rhodia • Daicel Corporation • Eastman Chemical Company • Mitsubishi Rayon Co., Ltd	• Wood pulp • Acetic acid • Acetic anhydride

•	Overview
Our Acetate Tow business is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications. We hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and acetate tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over three decades. Our Acetate Tow business has production sites in Belgium, Mexico and the US, along with sites at our three Acetate Tow strategic affiliates in China.
In June 2017, we, through various subsidiaries, entered into an agreement with affiliates of The Blackstone Group L.P. (the "Blackstone Entities") to form a joint venture which would combine substantially all of the operations of our Acetate Tow business and the operations of the Rhodia Acetow cellulose acetate business formerly operated by Solvay S.A. and acquired by the Blackstone Entities in June 2017. The parties were subsequently unable to reach an agreement with the European Commission on acceptable conditions to allow the proposed joint venture to proceed. The demands by the European Commission eliminated the primary advantages of the transaction. As a result, on March 19, 2018, we and the Blackstone Entities abandoned our agreement to form the proposed joint venture. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.

•	Key Products
Acetate tow and acetate flake. Acetate tow is a fiber used primarily in cigarette filters. In order to produce acetate tow, we first produce acetate flake by processing wood pulp with acetic acid and acetic anhydride. Wood pulp generally comes from reforested trees and is purchased externally from a variety of sources, and acetic anhydride is an intermediate chemical that we produce from acetic acid in our intermediate chemistry business. Acetate flake is then further processed into acetate tow.
Sales of acetate tow amounted to 8%, 10% and 14% of our consolidated net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

•	Customers
Acetate tow is sold principally to the major tobacco companies that account for a majority of worldwide cigarette production. Contracts with most of our customers are generally entered into on an annual or multi-year basis.
The pricing of products within the Acetate Tow segment is sensitive to demand and is primarily based on the value-in-use. Many sales are conducted under contracts with pricing for one or more years. As a result, margins may expand or contract in response to changes in raw material costs over these similar periods, and we may be unable to adjust pricing in the short to medium term due to other factors, such as the intense level of competition in the industry.
See Note 27 - Revenue in the accompanying consolidated financial statements for further information.

Acetyl Chain

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
Intermediate chemistry
• Acetic acid • VAM • Acetic anhydride • Acetaldehyde • Ethyl acetate • Formaldehyde • Butyl acetate	• Paints • Coatings • Adhesives • Lubricants • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Solvents
• BASF SE
• BP PLC
• Chang Chun Petrochemical Co., Ltd.
• Daicel Corporation
• DowDupont Inc.
• Eastman Chemical Company
• E. I. du Pont de Nemours and Company
• Jiangsu Sopo (Group) Co., Ltd.
• Kuraray Co., Ltd.
• LyondellBasell Industries N.V.
• Nippon Gohsei
• Perstorp Inc.
• Showa Denko K.K.
For acetic acid and Vinyl acetate monomer ("VAM"): • Carbon monoxide • Methanol • Ethylene For solvents and derivatives: • Methanol • Acetic acid
Emulsion polymers
• Conventional emulsions • Vinyl acetate ethylene ("VAE") emulsions	• Paints • Coatings • Adhesives • Textiles • Paper finishing	• BASF SE • Dairen Chemical Corporation • The Dow Chemical Company • Wacker Chemie AG	• VAM • Ethylene • Acrylate esters • Styrene
EVA polymers
• Ethylene vinyl acetate ("EVA") resins and compounds • Low-density polyethylene resins ("LDPE")	• Flexible packaging • Lamination products • Automotive parts • Hot melt adhesives	• Arkema • E. I. du Pont de Nemours and Company • ExxonMobil Chemical	• VAM • Ethylene

•	Overview
The Acetyl Chain segment, which includes our intermediate chemistry, emulsion polymers and EVA polymers businesses, is active in every major global industrial sector and serves diverse consumer end-use applications. These include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including flexible packaging, thermal laminations, wire and cable, and compounds.
Our intermediate chemistry business produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. Our intermediate chemistry business also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
We have focused in recent years on enhancing our ability to drive incremental value through our global production network and productivity initiatives as well as proactively managing the intermediate chemistry business in response to trade flows and prevailing industry trends. Our intermediate chemistry business has production sites in China, Germany, Mexico, Singapore and the US. We are a global industry leader, with a broad acetyls product portfolio, leading technology, low cost production footprint and a global supply chain. With decades of experience, advanced proprietary process technology and favorable capital and production costs, we are a leading global producer of acetic acid and VAM. AOPlus®3 technology extends our historical technology advantage and enables us to construct a greenfield acetic acid facility with a capacity of 1.8 million metric tons at a lower capital cost than our competitors. Our VAntage®2 technology could increase VAM capacity by up to 50% to meet growing customer demand globally with minimal investment. We believe our production technology is among the lowest cost in the industry and provides us with global growth opportunities through low cost expansions and a cost advantage over our competitors.
Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, Dur-O-Set®, TufCOR® and Avicor®. The emulsion polymers business has production facilities in Canada, China, Germany, the Netherlands, Singapore, Sweden and the US and is supported by expert technical service regionally.
Our EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds as well as select grades of LDPE. Sold under the Ateva® and VitalDose® brands, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting. Our EVA polymers business has a production facility in Canada.
Our intermediate chemistry business produces VAM, a primary raw material for our emulsion polymers and EVA polymers businesses. Ethylene, another key raw material, is purchased externally from a variety of sources through annual or multi-year contracts.
Our emulsion polymers business has experienced significant growth in Asia, and we have made investments to support continued growth in the region including production at our VAE emulsions unit in Singapore, supporting growing demand for ecologically friendly materials in Southeast Asia. In addition to geographic growth, the businesses are focused on supporting our overall manufacturing footprint strategy to increase value, such as integrating our production sites to provide critical economies of scale.

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

In January 2019, we announced a global reconfiguration of the acetic acid production footprint by expanding the acetic acid capacity at our Clear Lake, Texas production facility to approximately 2 million tons by late 2021, with limited net change in our total system tonnage via equivalent productivity options in Singapore and Nanjing, China. Further, we announced the signing of an agreement to acquire a 365kt synthesis gas production unit from Linde, located at our Clear Lake, Texas facility.
In April 2018, we announced a series of capital efficient debottlenecking projects across our global network of acetyls manufacturing plants. We expect these technology-oriented process improvement projects to add 140kt per year of capacity for acetic acid and 150kt per year of capacity for VAM, when required by demand growth, through 2020.
Sales from acetyl products amounted to 31%, 27% and 29% of our consolidated net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Solvents and Derivatives. We manufacture a variety of solvents, formaldehyde and other chemicals, which in turn are used in the manufacture of paints, coatings, adhesives and other products. Many solvents and derivatives products are derived from our production of acetic acid. Primary products are:

•	Ethyl acetate, an acetate ester that is a solvent used in coatings, inks and adhesives;

•	Butyl acetate, an acetate ester that is a solvent used in inks, pharmaceuticals and perfume; and

•	Formaldehyde and paraformaldehyde, which are primarily used to produce adhesive resins for plywood, particle board, coatings, POM engineering resins and a compound used in making polyurethane.
Emulsion Polymers. Our emulsion polymers business produces conventional vinyl- and acrylate-based emulsions and VAE emulsions. VAE emulsions are a key component of water-based architectural coatings, adhesives, non-wovens, textiles, glass fiber and other applications. VAE emulsions are in high demand in Europe and Asia as they enable low volatile organic compound paints, specifically in interior paints.
Sales from emulsion polymer products amounted to 13%, 13% and 15% of our consolidated net sales for the years ended December 31, 2018, 2017 and 2016, respectively.
EVA Polymers. Our EVA polymers business produces low-density polyethylene, EVA resins and compounds. Low-density polyethylene is produced in high-pressure reactors from ethylene, while EVA resins and compounds are produced in high-pressure reactors from ethylene and VAM.

•	Customers
Our intermediate chemistry business sells its products both directly to customers and through distributors. Acetic acid, VAM and acetic anhydride are global businesses, and we generally supply our customers under a mix of short- and long-term agreements. Acetic acid, VAM and acetic anhydride customers produce polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers, pharmaceuticals, cellulose acetate and textiles. We have long-standing relationships with most of these customers. Solvents and derivatives are sold to a diverse group of regional and multinational customers under multi-year contracts and on the basis of long-standing relationships. Solvents and derivatives customers are primarily engaged in the production of paints, coatings and adhesives. We manufacture formaldehyde for our own use as well as for sale to a few regional customers.
Emulsion and EVA polymers products are sold to a diverse group of regional and multinational customers. Customers of our emulsion polymers business are manufacturers of water-based paints and coatings, adhesives, paper, building and construction products, glass fiber, non-wovens and textiles. Customers of our EVA polymers business are engaged in the manufacture of a variety of products, including hot melt adhesives, automotive components, thermal laminations, and flexible and food packaging materials.
Pricing of our products within the Acetyl Chain segment is influenced by changes in the cost of raw materials. Therefore, in general, there is a direct correlation between the cost of raw materials and our net sales for most products. This impact to pricing typically lags changes in raw material costs over months or quarters and impacts profit margins over those periods.
See Note 27 - Revenue in the accompanying consolidated financial statements for further information.
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
Our strategic affiliates contribute substantial earnings and cash flows to us. During the year ended December 31, 2018, our equity method strategic affiliates generated combined sales of $2.6 billion, resulting in our recording $203 million of equity in net earnings of affiliates and $187 million of dividends.
Our strategic affiliates as of December 31, 2018 are as follows:

	Location of Headquarters	Ownership	Partner(s)	Year Entered
Equity Investments
Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation (50%); Texas Eastern Arabian Corporation Ltd. (25%)	1981
KEPCO	South Korea	50%	Mitsubishi Gas Chemical Company, Inc. (40%); Mitsubishi Corporation (10%)	1999
Polyplastics	Japan	45%	Daicel Corporation (55%)	1964
Fortron Industries LLC	US	50%	Kureha America Inc. (50%)	1992
Equity Investments Without Readily Determinable Fair Value
Acetate Tow
Kunming Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation (70%)	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	China National Tobacco Corporation (69%)	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation (70%)	1993
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
Ibn Sina constructed a 50,000 metric ton POM production facility in Saudi Arabia. The facility supplies POM to support Engineered Materials' future growth plans as well as our venture partners' regional business development and was declared commercially operational in the fourth quarter of 2017. Upon successful startup of the POM facility, our indirect economic interest in Ibn Sina increased from 25% to 32.5%.
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

Acetate Tow strategic ventures. Our Acetate Tow ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2018, 2017 and 2016, we received cash dividends of $112 million, $107 million and $107 million, respectively.
Although our ownership interest in each of our Acetate Tow ventures exceeds 20%, we account for these investments at cost after considering observable price changes for similar instruments, minus impairment, if any, because we determined that we cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on our involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with generally accepted accounting principles in the United States of America. Further, these investments were determined not to have a readily determinable fair value.
Other Equity Method Investments
InfraServs. We hold indirect ownership interests in several German InfraServ Groups that own and develop industrial parks and provide various technical and administrative services to tenants. Our ownership interest in the equity investments in InfraServ affiliates are as follows:

As of December 31, 2018
(In percentages)
InfraServ GmbH & Co. Gendorf KG	30
InfraServ GmbH & Co. Hoechst KG	32
InfraServ GmbH & Co. Knapsack KG	22
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
Trademarks. Amcel®, AOPlus®, Ateva®, Avicor®, Celanese®, Celanex®, Celanyl™, Celcon®, Celstran®, Celvolit®, Clarifoil®, Dur-O-Set®, ECOMID®, EcoVAE®, Factor®, Forflex®, Forprene®, FRIANYL®, Fortron®, GHR®, Gumfit®, GUR®, Hostaform®, Laprene®, MetaLX®, Mowilith®, MT®, NILAMID®, Nutrinova®, Nylfor®, OmniLon®, Pibiflex®, Pibifor®, Pibiter®, Polifor®, Resyn®, Riteflex®, SlideX®, Sofprene®, Sofpur®, Sunett®, Talcoprene®, Tecnoprene®, Thermx®, TufCOR®, VAntage®, Vectra®, Vinac®, Vinamul®, VitalDose®, Zenite® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC. Hostaform® is a registered trademark of Hoechst GmbH. Mowilith® and NILAMID® are registered trademarks of Celanese in most European countries.
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

Employees
Our employees employed on a continuing basis throughout the world are as follows:

Employees as of December 31, 2018
North America
US	2,693
Canada	201
Mexico	648
Total	3,542
Europe
Germany	1,574
Other Europe	1,350
Total	2,924
Asia	1,083
Rest of World	135
Total	7,684
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
Our operations are also subject to global political conditions. For example, any future withdrawal or renegotiation of trade agreements, or the failure to reach agreement over trade agreements, or the imposition of new or increased tariffs on our products or raw materials, or the more aggressive prosecution of trade disputes with countries like China, may increase costs or reduce profitability, or adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems. In certain foreign jurisdictions our operations are subject to nationalization and expropriation risk and some of our contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. Furthermore, in certain cases where we benefit from local government subsidies or other undertakings, such benefits are subject to the solvency of local government entities and are subject to termination without meaningful recourse or remedies.
We have invested significant resources in China and other Asian countries. This region's growth may slow, and we may fail to realize the anticipated benefits associated with our investment there and, consequently, our financial results may be adversely impacted.
In addition, we have significant operations and financial relationships based in Europe. Historically, sales originating in Europe have accounted for over one-third of our net sales. For example, in 2018, sales originating in Europe accounted for approximately 40% of our net sales. Adverse conditions in the European economy related to the United Kingdom's exit from the European Union ("EU") membership or otherwise may negatively impact our overall financial results due to reduced economic growth and resulting in decreased end-use customer demand.
We are subject to risks associated with the increased volatility in the prices and availability of key raw materials and energy, which could have a significant adverse effect on the margins of our products and our financial results.
We purchase significant amounts of ethylene, methanol, carbon monoxide and natural gas from third parties primarily for use in our production of basic chemicals in our intermediate chemistry business, principally acetic acid, vinyl acetate monomer ("VAM") and formaldehyde. We use a portion of our output of these chemicals, in turn, as inputs in the production of downstream products in all of our business segments. We also purchase some of these raw materials for use in our emulsion polymers and EVA polymer businesses, primarily for vinyl acetate ethylene emulsions and ethylene vinyl acetate production, as well as significant amounts of wood pulp for use in our production of acetate tow. The price of many of these items is dependent on the available supply of that item and may increase significantly as a result of uncertainties associated with war, terrorist activities, civil unrest, epidemics, pandemics, weather, natural disasters, the effects of climate change or political instability, plant or production disruptions, strikes or other labor unrest, breakdown or degradation of transportation infrastructure used in the delivery of raw materials and energy commodities, or changes in laws or regulations in any of the countries in which we have significant suppliers. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol, or the loss of our dedicated supplies of carbon monoxide, may have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs resulting in reduced margins and adverse financial results.

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
We have a practice of maintaining, when available, multiple sources of supply for raw materials and services. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide, steam and ethylene, or site services. Although we have been able to obtain sufficient supplies of raw materials and services, there can be no assurance that unforeseen developments will not affect our ability to source raw materials or services in the future. Even if we have multiple sources of supply for a raw material or a service, there can be no assurance that these sources can make up for the loss of a major supplier. Furthermore, if any sole source or major supplier were unable or unwilling to deliver a raw material or a service for an extended period of time, we may not be able to find an acceptable alternative or any such alternative could result in increased costs. It is also possible profitability will be adversely affected if we are required to qualify additional sources of supply for a raw material or a service to our specifications in the event of the loss of a sole source or major supplier.
Almost all of our supply of methanol in North America is currently obtained from our joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan, in which we own a 50% interest, for the production of methanol at our integrated chemical plant in Clear Lake, Texas.
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
Our operating results depend significantly on the development of commercially viable new products, product grades and applications, as well as process technologies, free of any legal restrictions. If we are unsuccessful in developing new products, applications and production processes in the future, including failing to leverage our opportunity pipeline in our Engineered

Materials segment, our competitive position and operating results may be negatively affected. However, as we invest in new technology, we face the risk of unanticipated operational or commercialization difficulties, including an inability to obtain necessary permits or governmental approvals, the development of competing technologies, failure of facilities or processes to operate in accordance with specifications or expectations, construction delays, cost over-runs, the unavailability of financing, required materials or equipment and various other factors. Likewise, we have undertaken and are continuing to undertake initiatives in all of our business segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.
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
Our products provide important performance attributes to our customers' products. If one of our products fails to perform in a manner consistent with applicable quality specifications, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more key customers.
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
Moreover, changes in laws or regulations, including the more aggressive enforcement of such laws and regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in reporting requirements of the US, Canadian, Mexican, German, EU or Asian governmental agencies, could increase the cost of doing business in these regions. In addition, enforcement of environmental or other governmental policy may result in plant shut downs or significantly decreased production, such as in China on high pollution days. Any of these conditions, including the failure to obtain or maintain operating permits for our business, may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our products and raw materials.
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
New or revised governmental regulations and independent studies relating to the effect of our products on health, safety or the environment may affect demand for our products and the cost of producing our products. In addition, products we produce, including VAM, formaldehyde and plastics derived from formaldehyde, may be classified and labeled in a manner that would adversely affect demand for such products. For example, in 2012 the International Agency for Research on Cancer ("IARC"), a research agency within the World Health Organization, classified formaldehyde as carcinogenic to humans (Group 1) based on epidemiological studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans, and leukemia. In

2011, a similar conclusion was reached by the National Toxicology Program ("NTP"), a U.S. inter-agency research program. We anticipate that the results of the IARC's and the NTP's reviews will continue to be examined and considered by government regulatory agencies with responsibility for setting worker and environmental exposure standards and labeling requirements.
Other initiatives potentially will require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Frank R. Lautenberg Chemical Safety for the 21st Century Act which amended the Toxic Substances Control Act (TSCA), the United States primary chemicals management law, as well as various European Commission regulatory programs, such as REACH (Registration, Evaluation, Authorization and Restriction of Chemicals), and new initiatives in Asia and other regions. These assessments may result in heightened concerns about the chemicals involved and additional regulatory requirements being placed on the production, handling, labeling and/or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand would likely have an adverse impact on our business and results of operations.
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

The Chemical Facility Anti-Terrorism Standards program ("CFATS Program"), which is administered by the Department of Homeland Security ("DHS"), identifies and regulates chemical facilities to ensure that they have security measures in place to reduce the risks associated with potential terrorist attacks on chemical plants located in the US. In December 2014, the Protecting and Securing Chemical Facilities from Terrorist Attacks Act of 2014 ("CFATS Act") was enacted. The CFATS Act reauthorizes the CFATS Program for four years. The CFATS Extension Act of 2019 ("HR 251") was signed into law by the President on January 19, 2019. HR 251 extends CFATS for 15 months, until April 19, 2020. This extension does not make any changes to the program and is intended to provide lawmakers the needed time to discuss improvements to CFATS and provides for a longer term authorization. DHS has released an interim final rule under the CFATS Program that imposes comprehensive federal security regulations for high-risk chemical facilities in possession of specified quantities of chemicals of interest. This rule establishes risk-based performance standards for the security of our nation's chemical facilities. It requires covered chemical facilities to prepare Security Vulnerability Assessments, which identify facility security vulnerabilities, and to develop and implement Site Security Plans, which include measures that satisfy the identified risk-based performance standards. We cannot determine with certainty the costs associated with any security measures that DHS may require.
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
Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the European Commission has been conducting investigations focusing on whether local country tax rulings or tax legislation provide preferential tax treatment that violates EU state aid rules. In addition, the Organization of Economic Cooperation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where we do business, including the US and many countries in the EU, have changed or are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
On December 31, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. In accordance with Accounting Standards Codification 740, Accounting for Income Taxes, which requires companies to recognize the effects of tax law changes in the period of enactment. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments. Due to the timing and significance of the TCJA, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provided registrants a measurement period through 2018 to report the impact of the new US tax law.
The US Treasury issued several proposed regulations supplementing the TCJA in 2018. These proposed regulations are intended to be applicable retroactively and would not materially impact our 2018 tax rate if finalized in current form. We currently do not expect them to have a material impact on income tax expense upon final adoption. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.
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
As of December 31, 2018, we had 7,684 employees globally. Approximately 16% of our 2,693 US-based employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the US. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
Provisions in our certificate of incorporation and bylaws, as well as any stockholders' rights plan, may discourage a takeover attempt.
Provisions contained in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock, par value $0.0001 per share ("Common Stock"). These rights may have the effect of delaying or deterring a change of control of our Company. In addition, a change of control of our Company may be delayed or deterred as a result of any stockholders' rights plan that our Board of Directors may adopt. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.
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
Our level of indebtedness and other liabilities could have important consequences, including:

•
Increasing our vulnerability to general economic and industry conditions, including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit agreement (the "Credit Agreement") or our indentures (the "Indentures") governing our €300 million in aggregate principal amount of 3.250% senior unsecured notes due 2019, $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021, $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022, €750 million in aggregate principal amount of 1.125% senior unsecured notes due 2023, €300 million in aggregate principal amount of 1.250% senior unsecured notes due 2025 and €500 million in aggregate principal amount of 2.125% senior unsecured notes due 2027 (collectively, the "Senior Notes");

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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Description of Property
We and our affiliates own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2018.

Site	Leased/Owned	Products/Functions
Corporate Offices
Amsterdam, Netherlands	Leased	Administrative offices
Budapest, Hungary	Leased	Administrative offices
Irving, Texas, US	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices
Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	Polyoxymethylene ("POM"), Ultra-high molecular weight polyethylene ("UHMW-PE"), Compounding
Campo Bom, Brazil	Leased	Compounding
Evansville, Indiana, US	Owned	Compounding
Ferrara, Italy	Leased	Compounding
Florence, Kentucky, US	Owned	Compounding
Forli, Italy	Leased	Compounding
Frankfurt am Main, Germany(1)(3)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	POM, Compounding, Sorbates, Sunett® sweetener
Fuji City, Japan	Owned by Polyplastics Co., Ltd.(5)	POM, Polybutylene terephthalate, Liquid crystal polymers ("LCP"), Compounding
Jubail, Saudi Arabia	Owned by National Methanol Company(5)	Methyl tertiary-butyl ether, Methanol, POM
Kaiserslautern, Germany(1)	Leased	Long-fiber reinforced thermoplastics ("LFRT")
Kuantan, Malaysia	Owned by Polyplastics Co., Ltd.(5)	POM, Compounding
Lebanon, Tennessee, US	Owned	Compounding
Mantova, Italy	Leased	Compounding

Site	Leased/Owned	Products/Functions
Engineered Materials
Nanjing, China(2)	Owned	LFRT, UHMW-PE, Compounding
Oberhausen, Germany(1)	Leased	UHMW-PE
Shelby, North Carolina, US	Owned	LCP, Compounding
Silao, Mexico	Leased	Compounding
Spondon, Derby, United Kingdom	Owned	Acetate film
Suzano, Brazil(1)	Leased	Compounding
Suzhou, China(8)	Owned	Compounding
Ulsan, South Korea	Owned by Korea Engineering Plastics Co., Ltd.(5)	POM
Utzenfeld, Germany	Owned	Compounding
Wehr, Germany	Owned	Compounding
Wilmington, North Carolina, US	Owned by Fortron Industries LLC(5)	Polyphenylene sulfide
Winona, Minnesota, US	Owned	LFRT
Acetate Tow
Kunming, China	Leased by Kunming Cellulose Fibers Co. Ltd.(6)	Acetate tow
Lanaken, Belgium	Owned	Acetate tow
Nantong, China	Owned by Nantong Cellulose Fibers Co. Ltd.(7)	Acetate tow, Acetate flake
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Ocotlán, Mexico	Owned	Acetate flake
Zhuhai, China	Leased by Zhuhai Cellulose Fibers Co. Ltd.(6)	Acetate tow
Acetyl Chain
Bay City, Texas, US(1)	Leased	Vinyl acetate monomer ("VAM")
Bishop, Texas, US	Owned	Formaldehyde, Paraformaldehyde
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate, Acetone derivatives
Clear Lake, Texas, US(4)	Owned	Acetic acid, VAM, Methanol
Edmonton, Alberta, Canada	Owned	Low-density polyethylene resins, Ethylene vinyl acetate
Enoree, South Carolina, US	Owned	Conventional emulsions, Vinyl acetate ethylene ("VAE") emulsions
Frankfurt am Main, Germany(3)	Owned by InfraServ GmbH & Co. Hoechst KG(5)	Acetaldehyde, Conventional emulsions, VAE emulsions, VAM
Geleen, Netherlands	Owned	VAE emulsions
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAE emulsions, VAM
Nanjing, China(2)	Owned	Acetic acid, Acetic anhydride, Conventional emulsions, VAE emulsions, VAM
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
__________________________

(1)	Celanese owns the assets on this site and leases the land through the terms of a long-term land lease.

(2)
Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site. Celanese also owns the land through "land use right grants" for 46 to 50 years with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(3)	Multiple Celanese business segments conduct operations at the Frankfurt Hoechst Industrial Park located in Frankfurt am Main, Germany.

(4)	Methanol is produced by our joint venture, Fairway Methanol LLC, in which Celanese owns a 50% interest.

(5)	A Celanese equity method investment.

(6)	A Celanese equity investment without a readily determinable fair value. The investment owns the assets on this site and leases the land from China National Tobacco Corporation.

(7)
A Celanese equity investment without a readily determinable fair value. Nantong Cellulose Fibers Co. Ltd. owns the assets on this site and the land through "land use right grants" with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(8)
Celanese owns the assets on this site. Celanese also owns the land through "land use right grants" for 41 years with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

Item 3.  Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 16 - Environmental and Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. See Item 1A. Risk Factors for certain risk factors relating to these legal proceedings.
Item 4.  Mine Safety Disclosures
None.
Executive Officers of the Registrant
The names, ages and biographies of our executive officers as of February 7, 2019 are as follows:

Name	Age	Position
Mark C. Rohr	67	Chairman of the Board of Directors and Chief Executive Officer, President
Scott M. Sutton	54	Chief Operating Officer
Scott A. Richardson	42	Senior Vice President and Chief Financial Officer
Shannon L. Jurecka	49	Senior Vice President and Chief Human Resources Officer
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

Scott A. Richardson was named Chief Financial Officer for Celanese Corporation in February 2018 after serving as Senior Vice President of the Engineered Materials business since December 2015, where he had global responsibility for strategy, product and business management, planning and portfolio development, and pipeline management. Previously, Richardson served as Vice President and General Manager of the Acetyl Chain since 2011. Richardson has progressed through several Celanese roles including global commercial director, Acetyls; manager of Investor Relations; business analysis manager, Acetyls; and business line controller, Polyols and Solvents. He joined Celanese in 2005. Prior to joining Celanese, Richardson held various finance, operational and leadership roles at American Airlines. He earned a Bachelor of Arts in Accounting from Westminster College and a Master of Business Administration from Texas Christian University.
Shannon L. Jurecka has served as our Senior Vice President and Chief Human Resources Officer since July 2017. Prior to her current role, Ms. Jurecka served as Vice President of Human Resources for Materials Solutions and the Human Resource leader for Mergers and Acquisitions. Immediately prior to joining the Company in 2016, Ms. Jurecka served as a Human Resources Executive with Bank of America Merrill Lynch for 10 years where she supported multiple businesses during her tenure, including her most recent role supporting over 20,000 operations employees in more than 25 locations across seven states. She also served as the Dallas and Fort Worth Market Human Resource Executive responsible for market strategic talent objectives. Prior to Bank of America, she worked at Dell as a Mechanical Engineering Project Manager prior to moving into Learning and Leadership Development. Ms. Jurecka holds a bachelor's degree in speech communication from Sam Houston State University and a master's degree in organizational leadership and ethics from St. Edwards University. She holds a secondary education teaching certificate in the State of Texas.

PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, par value $0.0001 per share ("Common Stock") has traded on the New York Stock Exchange ("NYSE") under the symbol "CE" since January 21, 2005.
Holders
As of January 31, 2019, there were 27 holders of record of our Common Stock. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 113,142 beneficial holders.
Dividend Policy
The amount available to us to pay cash dividends is not currently restricted by our existing senior credit facility and our indentures governing our senior unsecured notes. Certain indentures for notes issued prior to 2016 have provisions that restrict the amount available to us to pay cash dividends in the event of a ratings downgrade below investment grade by two or more credit rating agencies. Also, the general corporation law of the State of Delaware imposes additional restrictions on the payment of dividends by all Delaware corporations that do not currently limit our ability to pay cash dividends. See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.
Celanese Purchases of its Equity Securities
Information regarding repurchases of our Common Stock during the three months ended December 31, 2018 is as follows:

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that May Be Purchased Under the Program(2)
October 1 - 31, 2018	715,208		$97.15	715,208	$1,211,000,000
November 1 - 30, 2018	3,863,626		$101.67	3,863,626	$818,000,000
December 1 - 31, 2018	1,175,800		$89.30	1,175,800	$713,000,000
Total	5,754,634	(3)		5,754,634
___________________________

(1)	May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

(2)	Our Board of Directors has authorized the aggregate repurchase of $3.9 billion of our Common Stock since February 2008.

(3)	Excludes 1,700 common shares reacquired pursuant to an employee clawback agreement.
See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

Performance Graph
The following performance graph compares the cumulative total return on Celanese Corporation common stock from December 31, 2013 through December 31, 2018 to that of the Standard & Poor's ("S&P") 500 Stock Index and the Dow Jones US Chemicals Index. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of all dividends. The performance graph assumes an investment of $100 on December 31, 2013. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.
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

Item 6. Selected Financial Data
The balance sheet data as of December 31, 2018 and 2017 and the statements of operations data for the years ended December 31, 2018, 2017 and 2016, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2014 and the statements of operations data for the years ended December 31, 2017, 2016, 2015 and 2014, set forth below were derived from previously issued financial statements, adjusted for a change in accounting principle for defined benefit pension plans and other postretirement benefit plans and a change in accounting policy for debt issuance costs, as applicable.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In $ millions, except per share data)
Statement of Operations Data
Net sales	7,155	6,140	5,389	5,674	6,802
Other (charges) gains, net	9	(59)	(8)	(349)	15
Operating profit (loss)	1,334	857	934	385	905
Earnings (loss) from continuing operations before tax	1,510	1,075	1,030	488	941
Earnings (loss) from continuing operations	1,218	862	908	287	627
Earnings (loss) from discontinued operations	(5)	(13)	(2)	(2)	(7)
Net earnings (loss) attributable to Celanese Corporation	1,207	843	900	304	624
Earnings (loss) per common share
Continuing operations — basic	9.03	6.21	6.22	2.03	4.07
Continuing operations — diluted	8.95	6.19	6.19	2.01	4.04
Balance Sheet Data (as of the end of period)
Total assets	9,313	9,538	8,357	8,586	8,796
Total debt	3,531	3,641	3,008	2,981	2,723
Total Celanese Corporation stockholders' equity	2,984	2,887	2,588	2,378	2,818
Other Financial Data
Depreciation and amortization	343	305	290	357	292
Capital expenditures(1)	333	281	247	483	681
Dividends paid per common share(2)	2.08	1.74	1.38	1.15	0.93
________________________

(1)	Amounts include accrued capital expenditures. Amounts do not include capital expenditures related to capital lease obligations.

(2)
Annual dividends for the year ended December 31, 2018 consist of one quarterly dividend payment of $0.46 per share and three quarterly dividend payments of 0.54 per share. Annual dividends for the year ended December 31, 2017 consist of one quarterly dividend payment of $0.36 per share and three quarterly dividend payments of $0.46 per share. See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

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

•
changes in tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations that may impact recorded or future tax impacts associated with the Tax Cuts and Jobs Act (the "TCJA") enacted in December 2017;

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
Effective January 1, 2018, we adopted Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which clarifies the presentation and classification of the components of net periodic benefit costs in the consolidated statements of operations. See Note 3 - Recent Accounting Pronouncements in the accompanying consolidated financial statements for further information.
Also during the year ended December 31, 2018, we reorganized our operating and reportable segments to align with recent structural and management reporting changes. These changes reflect: (1) the movement of our food ingredients business from the Consumer Specialties reportable segment into our Engineered Materials reportable segment, (2) the renaming of the former Consumer Specialties reportable segment as the Acetate Tow segment, (3) the renaming of the former Advanced Engineered Materials reportable segment as the Engineered Materials segment and (4) the combination of the former Industrial Specialties and former Acetyl Intermediates operating and reportable segments into the Acetyl Chain operating and reportable segment. See Note 26 - Segment Information in the accompanying consolidated financial statements for further information.

Results of Operations
Financial Highlights

	Year Ended December 31,			Year Ended December 31,
	2018	2017	Change	2017	2016	Change
		As Adjusted (Note 3)		As Adjusted (Note 3)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	7,155	6,140	1,015	6,140	5,389	751
Gross profit	1,972	1,511	461	1,511	1,405	106
Selling, general and administrative ("SG&A") expenses	(546)	(496)	(50)	(496)	(378)	(118)
Other (charges) gains, net	9	(59)	68	(59)	(8)	(51)
Operating profit (loss)	1,334	857	477	857	934	(77)
Equity in net earnings (loss) of affiliates	233	183	50	183	155	28
Non-operating pension and other postretirement employee benefit (expense) income	(62)	44	(106)	44	(41)	85
Interest expense	(125)	(122)	(3)	(122)	(120)	(2)
Refinancing expense	(1)	—	(1)	—	(6)	6
Dividend income - equity investments	117	108	9	108	108	—
Earnings (loss) from continuing operations before tax	1,510	1,075	435	1,075	1,030	45
Earnings (loss) from continuing operations	1,218	862	356	862	908	(46)
Earnings (loss) from discontinued operations	(5)	(13)	8	(13)	(2)	(11)
Net earnings (loss)	1,213	849	364	849	906	(57)
Net earnings (loss) attributable to Celanese Corporation	1,207	843	364	843	900	(57)
Other Data
Depreciation and amortization	343	305	38	305	290	15
SG&A expenses as a percentage of Net sales	7.6%	8.1%		8.1%	7.0%
Operating margin(1)	18.6%	14.0%		14.0%	17.3%
Other (charges) gains, net
Restructuring	(4)	(3)	(1)	(3)	(8)	5
InfraServ ownership change	—	(4)	4	(4)	—	(4)
Asset impairments	—	—	—	—	(2)	2
Plant/office closures	13	(52)	65	(52)	—	(52)
Commercial disputes	—	—	—	—	2	(2)
Total Other (charges) gains, net	9	(59)	68	(59)	(8)	(51)
_____________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2018	2017
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	439	576

Short-term borrowings and current installments of long-term debt - third party and affiliates	561	326
Long-term debt, net of unamortized deferred financing costs	2,970	3,315
Total debt	3,531	3,641
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Volume	Price	Currency	Other	Total
	(In percentages)
Engineered Materials	9	6	2	—	17
Acetate Tow	—	(3)	—	—	(3)
Acetyl Chain	1	19	2	(2)	20
Total Company	4	12	2	(1)	17
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Volume	Price	Currency	Other	Total
	(In percentages)
Engineered Materials	44	(2)	1	—	43
Acetate Tow	(11)	(8)	—	—	(19)
Acetyl Chain	(4)	12	—	—	8
Total Company	9	5	—	—	14
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Total
	(In $ millions)
Service cost	—	—	1	(1)	—
Interest cost and expected return on plan assets	—	—	—	(14)	(14)
Amortization of prior service credit	—	—	1	—	1
Special termination benefit	—	—	—	1	1
Recognized actuarial (gain) loss	—	—	—	119	119
Curtailment / settlement (gain) loss	—	—	(1)	—	(1)
Total	—	—	1	105	106

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Total
	(In $ millions)
Service cost	1	—	1	—	2
Interest cost and expected return on plan assets	—	—	—	(28)	(28)
Amortization of prior service credit	—	—	2	—	2
Special termination benefit	(1)	—	(1)	—	(2)
Recognized actuarial (gain) loss	—	—	—	(57)	(57)
Total	—	—	2	(85)	(83)
See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Consolidated Results
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net sales increased $1.0 billion, or 16.5%, for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing in our Acetyl Chain and Engineered Materials segments; and

•
higher volume in our Engineered Materials segment, primarily related to our base business driven by new project launches and pipeline growth, and Net sales generated from acquisitions. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.

Selling, general and administrative expenses increased $50 million, or 10.1% for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	an increase in functional spending and incentive compensation costs of $42 million in Other Activities.
Operating profit increased $477 million, or 55.7% for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales in our Acetyl Chain and Engineered Materials segments; and

•
a favorable impact of $63 million to Other (charges) gains, net in our Acetyl Chain segment. During the year ended December 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $22 million contract termination charge and a $21 million reduction to our non-income tax receivable, which did not recur in the current year. In addition, during the year ended December 31, 2018, we received a $13 million non-income tax receivable refund from Nanjing, China. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information;

partially offset by:

•	higher raw material costs across all of our segments;

•	higher spending of $72 million and $34 million in our Engineered Materials and Acetyl Chain segments, respectively; and

•	an increase in SG&A expenses.
Equity in net earnings (loss) of affiliates increased $50 million for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•
an increase in equity investment in earnings of $38 million from our Ibn Sina strategic affiliate primarily as a result of an increase in our indirect economic ownership from 25% to 32.5% due to the startup of its polyoxymethylene ("POM") production facility in Saudi Arabia during the three months ended December 31, 2017.

Non-operating pension and other postretirement employee benefit expense increased $106 million during the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•
an increase in recognized actuarial loss of $119 million as a result of lower asset returns, partially offset by an increase in the weighted average discount rate used to determine benefit obligations from 3.3% to 3.8%.

Our effective tax rate for the year ended December 31, 2018 was 19% compared to 20% for the year ended 2017. The effective tax rate for 2018 was slightly less than the statutory US tax rate primarily due to the positive impact from our jurisdictional mix of earnings, largely offset by increased valuation allowances established on certain deferred tax assets, particularly related to increases in provisionally recorded estimates of valuation allowances on foreign tax credits in the US and net operating loss carryforwards in Luxembourg, due to certain restructuring transactions completed to facilitate future repatriation of cash to the US.
On December 31, 2017, the TCJA was enacted and was effective January 1, 2018. Due to the timing and significance of the TCJA, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provided registrants a measurement period through 2018 to report the impact of the new US tax law.
In 2017, we previously recorded provisional amounts for several of the impacts of the new tax law including: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. As of December 31, 2018, we have completed our accounting for the TCJA, including the proposed 2018 clarifying guidance. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales increased $751 million, or 13.9%, for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•
higher volume in our Engineered Materials segment, primarily related to Net sales generated from SO.F.TER. S.r.l. ("SOFTER") and from the nylon compounding division of Nilit Group ("Nilit"), as well as within our base business, which was driven by new project launches and pipeline growth globally; and

•	higher pricing for most of our products in our Acetyl Chain segment;
partially offset by:

•	lower acetate tow pricing and volume in our Acetate Tow segment; and

•	lower volume for ethanol in our Acetyl Chain segment.
Selling, general and administrative expenses increased $118 million, or 31.2% for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	an increase in spending of approximately $100 million in our Engineered Materials segment and Other Activities primarily related to ongoing merger, acquisition and integration related costs.
Operating profit decreased $77 million, or 8.2%, for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher raw material costs, primarily in our Acetyl Chain segment;

•	higher plant spending of $138 million in our Engineered Materials segment, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incurred ongoing plant spending;

•	an increase in SG&A expenses; and

•
an unfavorable impact of $47 million to Other (charges) gains, net in our Acetyl Chain segment. During the year ended December 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $22 million contract termination charge and a $21 million reduction to our non-income tax receivable. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information;

partially offset by:

•	higher Net sales in our Engineered Materials and Acetyl Chain segments; and

•	cost savings in our Acetyl Chain and Acetate Tow segments, primarily due to productivity initiatives.
Equity in net earnings (loss) of affiliates increased $28 million for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	an increase in equity in net earnings (loss) of affiliates of $20 million from our Ibn Sina strategic affiliate as a result of higher pricing and timing of turnaround activity.
Non-operating pension and other postretirement employee benefit income increased $85 million for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•
a decrease in recognized actuarial loss of $57 million as a result of higher asset returns, partially offset by a decrease in the weighted average discount rate used to determine benefit obligations from 3.7% to 3.3%.

Our effective income tax rate for the year ended December 31, 2017 was 20% compared to 12% for the year ended 2016. The 2017 effective tax rate was impacted by the enactment of the TCJA in December 2017. We recognized net tax expense of $197 million in the fourth quarter of 2017 to reflect the deemed repatriation of foreign earnings accumulated offshore since 1986. This expense of $197 million was partially offset by a $107 million reduction of our deferred tax liabilities as a result of lowering the US tax rate from 35% to 21% and other technical provisions in the TCJA. We also recognized a net tax benefit of $76 million related to foreign tax credits generated as a result of various reorganization transactions to separate certain Acetate Tow assets to reorganize the holdings of its various foreign subsidiaries. No material cash impact is expected from the deemed repatriation due to existing foreign tax credit carryforwards. The 2016 effective income tax rate was favorably impacted primarily due to settlement of uncertain tax positions and technical clarifications in Germany and the US of $55 million. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.

Business Segments
Engineered Materials

	Year Ended December 31,			%	Year Ended December 31,			%
	2018	2017	Change	Change	2017	2016	Change	Change
						As Adjusted (Note 3)
	(In $ millions, except percentages)
Net sales	2,593	2,213	380	17.2%	2,213	1,552	661	42.6%
Net Sales Variance
Volume	9%				44%
Price	6%				(2)%
Currency	2%				1%
Other	—%				—%
Other (charges) gains, net	—	(2)	2	100.0%	(2)	(2)	—	—%
Operating profit (loss)	460	412	48	11.7%	412	377	35	9.3%
Operating margin	17.7%	18.6%			18.6%	24.3%
Equity in net earnings (loss) of affiliates	218	171	47	27.5%	171	125	46	36.8%
Depreciation and amortization	126	111	15	13.5%	111	95	16	16.8%
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net sales increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	higher volume within our base business driven by new project launches and pipeline growth, and Net sales generated from acquisitions;

•	higher pricing for most of our products, primarily due to pricing efforts to align with rising raw material and distribution costs; and

•	a favorable currency impact resulting from a strong Euro relative to the US dollar.
Operating profit increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales;
partially offset by:

•
higher spending of $72 million, primarily related to our acquisitions of Omni Plastics, L.L.C. and its subsidiaries ("Omni Plastics") and Nilit, as these acquired businesses incur ongoing spending, as well as increased distribution costs driven by higher volume and expansion;

•	higher raw material costs, primarily for methanol and polymer; and

•	higher depreciation and amortization expense, primarily related to our acquired businesses.
Equity in net earnings (loss) of affiliates increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•
an increase in equity investment in earnings of $38 million from our Ibn Sina strategic affiliate primarily as a result of an increase in our indirect economic ownership from 25% to 32.5% due to the startup of its POM production facility in Saudi Arabia during the three months ended December 31, 2017 and an increase in methyl tertiary-butyl ether pricing, as well as $7 million from our Polyplastics Co., Ltd. strategic affiliate as a result of higher demand.

On January 2, 2019, we completed the acquisition of 100% of the ownership interests of Next Polymers Ltd., an India-based engineering thermoplastics ("ETP") compounder. The acquisition strengthens our position in the Indian ETP market and further expands our global manufacturing footprint. See Note 30 - Subsequent Events in the accompanying consolidated financial statements for further information.
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
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher volume primarily due to Net sales generated from SOFTER and from Nilit, and within our base business driven by new project launches and pipeline growth globally;
slightly offset by:

•	lower pricing for most of our products due to customer and regional mix.
Operating profit increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales;
partially offset by:

•	higher plant spending of $138 million, primarily related to our acquisitions of SOFTER and Nilit, as these acquired businesses incur ongoing plant spending;

•	higher energy and raw material costs, primarily related to methanol; and

•	higher depreciation and amortization expense, primarily related to our acquisitions of SOFTER and Nilit.
Equity in net earnings (loss) of affiliates increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	an increase in equity investment in earnings of $20 million from our Ibn Sina strategic affiliate as a result of higher pricing and timing of turnaround activity;

•
an increase in equity investment in earnings of $11 million from our InfraServ GmbH & Co. Hoechst KG affiliate as a result of an ownership change between our Engineered Materials and Other Activities segments. See Note 9 - Investment in Affiliates in the accompanying consolidated financial statements for further information; and

•	an increase in equity investment in earnings of $8 million and $7 million from our Fortron Industries LLC ("Fortron") and Polyplastics strategic affiliates, respectively, as a result of higher demand.
In May 2017, we acquired the nylon compounding division of Nilit, an independent producer of high performance nylon resins, fibers and compounds. We acquired the nylon compounding product portfolio, customer agreements and manufacturing, technology and commercial facilities. The acquisition of Nilit increases our global engineered materials product platforms, extends the operational model, technical and industry solutions capabilities and expands project pipelines. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.

Acetate Tow

	Year Ended December 31,			%	Year Ended December 31,			%
	2018	2017	Change	Change	2017	2016	Change	Change
	(In $ millions, except percentages)
Net sales	649	668	(19)	(2.8)%	668	821	(153)	(18.6)%
Net Sales Variance
Volume	—%				(11)%
Price	(3)%				(8)%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	(2)	(2)	—	—%	(2)	(1)	(1)	(100.0)%
Operating profit (loss)	130	189	(59)	(31.2)%	189	276	(87)	(31.5)%
Operating margin	20.0%	28.3%			28.3%	33.6%
Dividend income - equity investments	116	107	9	8.4%	107	107	—	—%
Depreciation and amortization	58	41	17	41.5%	41	42	(1)	(2.4)%
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net sales decreased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	lower acetate tow pricing due to lower global industry utilization.
Operating profit decreased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	lower Net sales;

•
higher depreciation and amortization expense of $17 million, primarily due to the closure of our acetate tow manufacturing unit in Ocotlán, Mexico in 2018. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information; and

•	higher raw material costs, primarily related to acetic acid.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales decreased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	lower acetate tow volume and pricing due to lower global industry utilization.
Operating profit decreased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	lower Net sales;
partially offset by:

•	lower spending and raw material costs of $37 million primarily related to productivity initiatives.
In June 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of the Blackstone Group L.P. (the "Blackstone Entities") to form a joint venture which combines substantially all of the operations of our Acetate Tow business and the operations of the Rhodia Acetow cellulose acetate business formerly operated by Solvay S.A. and acquired by the Blackstone Entities in June 2017. The parties were subsequently unable to reach an agreement with the European Commission on acceptable conditions to allow the proposed joint venture to proceed. The demands by the European Commission eliminated the primary advantages of the transaction. As a result, on March 19, 2018, we and the Blackstone Entities abandoned our agreement to form the proposed joint venture.

Acetyl Chain

	Year Ended December 31,			%	Year Ended December 31,			%
	2018	2017	Change	Change	2017	2016	Change	Change
		As Adjusted (Note 3)			As Adjusted (Note 3)
	(In $ millions, except percentages)
Net sales	4,042	3,371	671	19.9%	3,371	3,132	239	7.6%
Net Sales Variance
Volume	1%				(4)%
Price	19%				12%
Currency	2%				—%
Other	(2)%				—%
Other (charges) gains, net	11	(52)	63	121.2%	(52)	(5)	(47)	(940.0)%
Operating profit (loss)	1,024	509	515	101.2%	509	443	66	14.9%
Operating margin	25.3%	15.1%			15.1%	14.1%
Equity in net earnings (loss) of affiliates	6	6	—	—%	6	6	—	—%
Depreciation and amortization	148	143	5	3.5%	143	141	2	1.4%
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net sales increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	higher pricing due to higher industry utilization rates, which positively impacted pricing for most of our products;

•	a favorable currency impact resulting from a strong Euro relative to the US dollar; and

•	higher volume for acetic acid, primarily due to higher demand and competitor outages, which represents substantially all of the increase in volume.
Operating profit increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	higher Net sales; and

•
a favorable impact of $63 million to Other (charges) gains, net. During the year ended December 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $22 million contract termination charge and a $21 million reduction to our non-income tax receivable, which did not recur in the current year. In addition, during the year ended December 31, 2018, we received a $13 million non-income tax receivable refund from Nanjing, China. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information;

partially offset by:

•	higher distribution and raw material costs, primarily for acetic acid, VAM and methanol, each approximately one-third of the increase; and

•
higher spending of $34 million, primarily due to a duty exception in the free trade agreement between Europe and Mexico recognized during the year ended December 31, 2017, which did not recur in the current year, as well as increased freight costs.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net sales increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher pricing due to higher feedstock costs, such as methanol, which positively impacted pricing for most of our products;
partially offset by:

•	lower volume for ethanol in our intermediate chemistry business, which represents substantially all of the decrease in volume, due to the shutdown at our ethanol production unit in Nanjing, China.
Operating profit increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher Net sales; and

•	cost savings of $22 million in our intermediate chemistry business, primarily related to productivity initiatives and a duty exception in the free trade agreement between Europe and Mexico;
partially offset by:

•
higher raw material costs, primarily for methanol, ethylene and carbon monoxide, with methanol making up approximately one-half of the increase and ethylene and carbon monoxide making up most of the remainder of the increase in raw material costs;

•
an unfavorable impact of $47 million to Other (charges) gains, net. During the year ended December 31, 2017, we provided notice of termination of a contract with a key raw materials supplier at our ethanol production unit in Nanjing, China. As a result, we recorded a $22 million contract termination charge and a $21 million reduction to our non-income tax receivable. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information; and

•	an unfavorable impact of $19 million in direct costs associated with the planned turnaround at our Clear Lake, Texas site.
Other Activities

	Year Ended December 31,			%	Year Ended December 31,			%
	2018	2017	Change	Change	2017	2016	Change	Change
		As Adjusted (Note 3)			As Adjusted (Note 3)
	(In $ millions)
Other (charges) gains, net	—	(3)	3	100.0%	(3)	—	(3)	(100.0)%
Operating profit (loss)	(280)	(253)	(27)	(10.7)%	(253)	(163)	(90)	(55.2)%
Equity in net earnings (loss) of affiliates	9	6	3	50.0%	6	24	(18)	(75.0)%
Non-operating pension and other postretirement employee benefit (expense) income	(62)	42	(104)	(247.6)%	42	(42)	84	200.0%
Dividend income - equity investments	1	1	—	—%	1	1	—	—%
Depreciation and amortization	11	10	1	10.0%	10	12	(2)	(16.7)%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Operating loss increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•	higher functional spending and incentive compensation costs of $42 million;
slightly offset by:

•	lower project spending of $7 million.
Non-operating pension and other postretirement employee benefit expense increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to:

•
an increase in recognized actuarial loss of $119 million as a result of lower asset returns, partially offset by an increase in the weighted average discount rate used to determine benefit obligations from 3.3% to 3.8%.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Operating loss increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•	higher spending of approximately $60 million, primarily related to ongoing merger, acquisition and integration related costs; and

•	higher incentive compensation cost of $26 million.
Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•
a decrease in equity investment in earnings of $11 million from our InfraServ GmbH & Co. Hoechst KG affiliate as a result of an ownership change between our Engineered Materials and Other Activities segments. See Note 9 - Investment in Affiliates in the accompanying consolidated financial statements for further information; and

•
a decrease in equity investment in earnings of $4 million for InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG associated with a reserve for dividends received from these investments since the partner's option exercise notification was received. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information.

Non-operating pension and other postretirement employee benefit income increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to:

•
a decrease in recognized actuarial loss of $57 million as a result of higher asset returns, partially offset by a decrease in the weighted average discount rate used to determine benefit obligations from 3.7% to 3.3%.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of December 31, 2018 we have $960 million available for borrowing under our senior unsecured revolving credit facility and $14 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be in the range of $350 million to $400 million in 2019 primarily due to additional investments in growth opportunities in our Engineered Materials and Acetyl Chain segments.
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
We are subject to capital controls and exchange restrictions imposed by the local governments in certain jurisdictions where we operate, such as China, India, and Indonesia. Capital controls impose limitations on our ability to exchange currencies, repatriate earnings or capital, lend via intercompany loans or create cross-border cash pooling arrangements. Our largest exposure to a country with capital controls is in China. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the Chinese government imposes certain currency exchange controls on cash transfers out of China, puts certain limitations on duration, purpose and amount of intercompany loans, and restricts cross-border cash pooling.
Cash Flows
Cash and cash equivalents decreased $137 million to $439 million as of December 31, 2018 compared to December 31, 2017. As of December 31, 2018, $368 million of the $439 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a charge associated with the repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible, if needed in the US to fund operations. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash provided by operating activities increased $755 million to $1.6 billion for the year ended December 31, 2018 compared to $803 million for the same period in 2017. Net cash provided by operations for the year ended December 31, 2018 increased primarily due to:

•	an increase in net earnings; and

•	a decrease of $316 million in pension and other postretirement contributions;
slightly offset by:

•	unfavorable trade working capital of $110 million related to timing of settlement of trade payables.

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
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash used in investing activities decreased $42 million to $507 million for the year ended December 31, 2018 compared to $549 million for the same period in 2017, primarily due to:

•	a net cash outflow of $269 million related to the acquisition of Nilit in May 2017, which did not recur in the current year;
partially offset by:

•	a net cash outflow of $144 million related to the acquisition of Omni Plastics in February 2018; and

•	an increase of $70 million in capital expenditures related to growth opportunities in our Acetyl Chain and Engineered Materials segments.
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
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net cash used in financing activities increased $814 million to $1.2 billion for the year ended December 31, 2018 compared to $351 million for the same period in 2017, primarily due to:

•	an increase of $305 million in share repurchases of our Common Stock during the year ended December 31, 2018;

•
a decrease in net proceeds from long-term debt of $249 million, primarily as a result of the repayment of our senior unsecured term loan during the year ended December 31, 2018 with proceeds from the issuance of €500 million in principal amount of 2.125% senior unsecured notes due March 1, 2027 ("2.125% Notes"), as discussed below;

•
a decrease in net borrowings on short-term debt of $234 million, primarily as a result of higher net borrowings under our revolving credit facility and accounts receivable securitization facility during the year ended December 31, 2017 in connection with the acquisition of Nilit, which did not recur in the current year; and

•	an increase in Common Stock cash dividends of $39 million. During the year ended December 31, 2018, we increased our Common Stock quarterly cash dividend rate from $0.46 to $0.54 per share.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net cash used in financing activities decreased $408 million to $351 million for the year ended December 31, 2017 compared to $759 million for the same period in 2016. The decrease in cash used in financing activities is primarily due to:

•
an increase in net borrowings on short-term debt of $558 million, primarily as a result of borrowings under our senior unsecured revolving credit facility and accounts receivable securitization facility during the year ended December 31, 2017, as well as repayments of borrowings under our senior unsecured revolving credit facility during the year ended December 31, 2016, which did not recur in 2017;

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
In addition, exchange rates had an unfavorable impact of $23 million on cash and cash equivalents, a favorable impact of $35 million on cash and cash equivalents and an unfavorable impact of $24 million on cash and cash equivalents for the years ended December 31, 2018, 2017 and 2016, respectively.
Debt and Other Obligations

•	Senior Credit Facilities
In July 2016, Celanese, Celanese US and certain subsidiaries entered into a new senior credit agreement ("Credit Agreement") consisting of a $500 million senior unsecured term loan and a $1.0 billion senior unsecured revolving credit facility (with a letter of credit sublimit), each maturing in 2021. The margin for borrowings under the senior unsecured term loan and the senior unsecured revolving credit facility was 1.5% above LIBOR at our current credit ratings. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries ("the Subsidiary Guarantors"). The proceeds from the new senior unsecured term loan and $409 million of borrowings under the new senior unsecured revolving credit facility were used to repay our Term C-2 and C-3 loans under our previous senior secured credit facilities. We borrowed $940 million and repaid $997 million under our senior unsecured revolving credit facility during the year ended December 31, 2018. See Note 30 - Subsequent Events in the accompanying consolidated financial statements for further information.

•	Senior Notes
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate	Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
2.125% Notes	November 2018	€500	2.125	March 1		March 1, 2027
1.250% Notes	December 2017	€300	1.250	February 11		February 11, 2025
1.125% Notes	September 2016	€750	1.125	September 26		September 26, 2023
3.250% Notes	September 2014	€300	3.250	April 15	October 15	October 15, 2019
4.625% Notes	November 2012	$500	4.625	March 15	September 15	November 15, 2022
5.875% Notes	May 2011	$400	5.875	June 15	December 15	June 15, 2021

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
On November 5, 2018, Celanese US completed an offering of the 2.125% Notes in a public offering registered under the Securities Act. The 2.125% Notes were issued under a base indenture dated May 6, 2011. The 2.125% Notes were issued at a discount to par at a price of 99.231%. Net proceeds from the sale of the 2.125% Notes were used to repay $463 million of our senior unsecured term loan and for general corporate purposes.
In December 2017, Celanese US completed an offering of the 1.250% Notes in a public offering registered under the Securities Act. The 1.250% Notes were issued under a base indenture dated May 6, 2011. The 1.250% Notes were issued at a discount to par at a price of 99.810%. Net proceeds from the sale of the 1.250% Notes were used to make a discretionary contribution into our US pension plans of $316 million and for general corporate purposes.
In September 2016, Celanese US completed an offering of the 1.125% Notes in a public offering registered under the Securities Act. The 1.125% Notes were issued at a discount to par at a price of 99.713%. Net proceeds from the sale of the 1.125% Notes were used to repay $411 million of outstanding borrowings under the new senior unsecured revolving credit facility and for general corporate purposes.

•	Other Financing Arrangements
During the year ended December 31, 2018, we entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $117 million of accounts receivable during the year ended December 31, 2018.
In July 2016, certain of our subsidiaries entered into an amendment of our accounts receivable securitization facility, extending its maturity to July 2019 and decreasing the available amount to $120 million. We borrowed $25 million and repaid $28 million during the year ended December 31, 2018.
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. We are in compliance with all of the covenants related to our debt agreements as of December 31, 2018.
See Note 14 - Debt in the accompanying consolidated financial statements for further information.
Share Capital
On September 17, 2018, we filed with the Secretary of State of Delaware a Certificate of Amendment (the "Certificate of Amendment") to our Second Amended and Restated Certificate of Incorporation, as amended, to remove all references to our Series B Common Stock, par value $0.0001 per share, therefrom and to redesignate our Series A Common Stock, par value $0.0001 per share, as "Common Stock." Following the filing of the Certificate of Amendment, we no longer have series of our class of common stock.
On February 6, 2019, we declared a quarterly cash dividend of $0.54 per share on our Common Stock amounting to $69 million. The cash dividend will be paid on March 1, 2019 to holders of record as of February 19, 2019.
Our Board of Directors has authorized the aggregate repurchase of $3.9 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2018, we repurchased shares of our Common Stock at an aggregate cost of $817 million. As of December 31, 2018, we had $713 million remaining under authorizations by our Board of Directors.
See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

Contractual Debt and Cash Obligations
The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2018:

			Payments due by period
	Total		Less Than 1 Year	Years 2 & 3	Years 4 & 5	After 5 Years
	(In $ millions)
Fixed Contractual Debt Obligations
Senior notes	3,011		343	400	1,357	911
Interest payments on debt and other obligations	510	(1)	114	180	105	111
Capital lease obligations	167		24	54	39	50
Other debt	371	(2)	194	3	3	171
Total	4,059		675	637	1,504	1,243
Operating leases	276		43	59	44	130
Uncertain tax positions, including interest and penalties	158		—	—	—	158	(3)
Unconditional purchase obligations	1,404	(4)	365	498	185	356
Pension and other postretirement funding obligations	457		48	92	91	226
Environmental and asset retirement obligations	85		23	19	15	28
Total	6,439		1,154	1,305	1,839	2,141
______________________________

(1)	Future interest expense is calculated using the rate in effect on December 31, 2018.

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

(4)
Unconditional purchase obligations primarily represent the take-or-pay provisions included in certain long-term purchase agreements. We do not expect to incur material losses under these arrangements. These amounts, obtained via a survey of Celanese, also include other purchase obligations such as maintenance and service agreements, energy and utility agreements, consulting contracts, software agreements and other miscellaneous agreements and contracts.

Contractual Guarantees and Commitments
As of December 31, 2018, we have standby letters of credit of $29 million and bank guarantees of $9 million outstanding, which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements.
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
Recoverability of Goodwill and Indefinite-Lived Assets
We assess goodwill for impairment at the reporting unit level. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by business segment management and the chief operating decision maker. Our reporting units include our engineered materials, acetate tow, food ingredients, emulsion polymers and intermediate chemistry businesses. We assess the recoverability of the carrying amount of our goodwill and other indefinite-lived intangible assets annually during the third quarter of our fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
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
The estimated change in pension and postretirement net periodic benefit cost that would occur in 2019 from a change in the indicated assumptions are as follows:

	Change in Rate	Impact on Net Periodic Benefit Cost
		(In $ millions)
US Pension Benefits
Decrease in the discount rate	0.50%	(8)
Decrease in the long-term expected rate of return on plan assets(1)	0.50%	12
US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
Non-US Pension Benefits
Decrease in the discount rate	0.50%	(1)
Decrease in the long-term expected rate of return on plan assets	0.50%	2
Non-US Postretirement Benefits
Decrease in the discount rate	0.50%	—
Increase in the annual health care cost trend rates	1.00%	—
______________________________

(1)	Excludes nonqualified pension plans.

•	Legal Proceedings
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
We regularly review our deferred tax assets for recoverability and establish a valuation allowance as needed. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature, and expected timing of reversal of taxable temporary differences is given little weight unless the reversal of taxable and deductible temporary differences coincide. Valuation allowances are established primarily on net operating loss carryforwards and other deferred tax assets in the US, Luxembourg, Spain, China, the United Kingdom, Canada and France. We have appropriately reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

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
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the US dollar. Fluctuations in the value of these currencies against the US dollar can have a direct and material impact on the business and financial results. Our largest exposures are to the Euro and Chinese Yuan ("CNY"). A decline in the value of the Euro and CNY versus the US dollar results in a decline in the US dollar value of our sales and earnings denominated in Euros and CNYs due to translation effects. Likewise, an increase in the value of the Euro and CNY versus the US dollar would result in an opposite effect. We estimate that a 10% change in the Euro/US dollar and CNY/US dollar exchange rates would impact our earnings by $70 million and $25 million, respectively.

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
CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(Unaudited) (In $ millions, except per share data)
Net sales	1,851	1,844	1,771	1,689
Gross profit	515	521	516	420
Other (charges) gains, net	—	(3)	12	—
Operating profit (loss)	343	358	374	259
Earnings (loss) from continuing operations before tax	432	442	462	174
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	365	344	407	96
Earnings (loss) from discontinued operations	(2)	—	(6)	3
Net earnings (loss)	363	344	401	99
Earnings (loss) per common share - basic
Continuing operations	2.69	2.54	3.02	0.73
Net earnings (loss)	2.67	2.54	2.98	0.75
Earnings (loss) per common share - diluted
Continuing operations	2.68	2.52	3.00	0.73
Net earnings (loss)	2.66	2.52	2.96	0.75

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	As Adjusted (Note 3)
	(Unaudited) (In $ millions, except per share data)
Net sales	1,471	1,510	1,566	1,593
Gross profit	350	365	383	413
Other (charges) gains, net	(55)	(2)	—	(2)
Operating profit (loss)	170	218	229	240
Earnings (loss) from continuing operations before tax	240	281	289	265
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	183	239	230	204
Earnings (loss) from discontinued operations	—	(8)	(4)	(1)
Net earnings (loss)	183	231	226	203
Earnings (loss) per common share - basic
Continuing operations	1.30	1.73	1.68	1.50
Net earnings (loss)	1.30	1.67	1.65	1.49
Earnings (loss) per common share - diluted
Continuing operations	1.30	1.72	1.68	1.50
Net earnings (loss)	1.30	1.66	1.65	1.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, as of December 31, 2018, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows on page 63.
Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the subsections of "Governance" captioned "Item 1: Election of Directors," "Director Nominees," "Board and Committee Governance," "Additional Governance Features," and the sections "Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance" and "Questions and Answers – Company Documents, Communications and Stockholder Proposals" of the Company's definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2019 Proxy Statement"). Information about executive officers of the Company is contained in Part I of this Annual Report.
Codes of Ethics
The Company has adopted a Business Conduct Policy for directors, officers and employees along with a Financial Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. These codes are available on the corporate governance portal of the Company's investor relations website at investors.celanese.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to and waivers from these codes by posting such information on the same website.
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the section "Governance – Director Compensation" and the subsections of "Executive Compensation" captioned "Compensation Discussion and Analysis," "Compensation Risk Assessment," "Compensation and Management Development Committee Report," "Compensation Committee Interlocks and Insider Participation" and "Compensation Tables" of the 2019 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned "Stock Ownership Information – Principal Stockholders and Beneficial Owners" of the 2019 Proxy Statement.
Equity Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plans
The following information is provided as of December 31, 2018 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,045,092	(1)	$45.56	21,025,352	(2)
___________________________

(1)
Includes (a) options to purchase 34,140 shares of the Company's common stock, par value $0.0001 per share ("Common Stock") under the Celanese Corporation 2009 Global Incentive Plan, as amended and restated April 19, 2012 (the "2009 Plan"), and (b) 1,960,949 restricted stock units ("RSUs") granted under the 2009 Plan, and 50,003 RSUs granted under the Celanese Corporation 2018 Global Incentive Plan (the "2018 Plan"), including shares that may be issued pursuant to outstanding performance-based RSUs, assuming currently estimated maximum potential performance; actual shares issued may vary, depending on actual performance. If the performance-based RSUs included in this total vest at the target performance level (as opposed to the maximum potential performance), the aggregate RSUs outstanding would be 1,232,740. Also includes 41,734 share equivalents attributable to RSUs deferred by non-management directors under the Company's 2008 Deferred Compensation Plan (and dividends applied to previous deferrals) and distributable in the form of shares of Common Stock under the 2009 Plan. Upon vesting, a share of the Company's Common Stock is issued for each RSU. Column (b) does not take any of these RSU awards into account because they do not have an exercise price.

(2)
Includes shares available for future issuance under the 2018 Plan and the Celanese Corporation 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 (the "ESPP"). As of December 31, 2018, an aggregate of 7,256,282 shares were available for future issuance under the 2018 Plan and 13,769,070 shares of our Common Stock were available for future issuance under the ESPP. As of December 31, 2018, 230,930 shares have been offered for purchase under the ESPP.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned "Governance – Director Independence and Related Person Transactions" of the 2019 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the section captioned "Audit Matters – Item 3: Ratification of Independent Registered Public Accounting Firm" of the 2019 Proxy Statement.

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Name:	Mark C. Rohr
Title:	Chairman of the Board of Directors and Chief Executive Officer

Date:	February 7, 2019
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott A. Richardson and Benita M. Casey, and each of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK C. ROHR	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 7, 2019
Mark C. Rohr

/s/ SCOTT A. RICHARDSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2019
Scott A. Richardson

/s/ BENITA M. CASEY	Vice President, Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2019
Benita M. Casey

/s/ JEAN S. BLACKWELL	Director	February 7, 2019
Jean S. Blackwell

/s/ WILLIAM M. BROWN	Director	February 7, 2019
William M. Brown

/s/ EDWARD G. GALANTE	Director	February 7, 2019
Edward G. Galante

/s/ KATHRYN M. HILL	Director	February 7, 2019
Kathryn M. Hill

Signature	Title	Date

/s/ DAVID F. HOFFMEISTER	Director	February 7, 2019
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 7, 2019
Jay V. Ihlenfeld

/s/ KIM K.W. RUCKER	Director	February 7, 2019
Kim K.W. Rucker

/s/ JOHN K. WULFF	Director	February 7, 2019
John K. Wulff

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Celanese Corporation:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
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
Dallas, Texas
February 7, 2019

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
		As Adjusted (Note 3)
	(In $ millions, except share and per share data)
Net sales	7,155	6,140	5,389
Cost of sales	(5,183)	(4,629)	(3,984)
Gross profit	1,972	1,511	1,405
Selling, general and administrative expenses	(546)	(496)	(378)
Amortization of intangible assets	(24)	(20)	(9)
Research and development expenses	(72)	(73)	(78)
Other (charges) gains, net	9	(59)	(8)
Foreign exchange gain (loss), net	—	(1)	(1)
Gain (loss) on disposition of businesses and assets, net	(5)	(5)	3
Operating profit (loss)	1,334	857	934
Equity in net earnings (loss) of affiliates	233	183	155
Non-operating pension and other postretirement employee benefit (expense) income	(62)	44	(41)
Interest expense	(125)	(122)	(120)
Refinancing expense	(1)	—	(6)
Interest income	6	2	2
Dividend income - equity investments	117	108	108
Other income (expense), net	8	3	(2)
Earnings (loss) from continuing operations before tax	1,510	1,075	1,030
Income tax (provision) benefit	(292)	(213)	(122)
Earnings (loss) from continuing operations	1,218	862	908
Earnings (loss) from operation of discontinued operations	(5)	(16)	(3)
Gain (loss) on disposition of discontinued operations	—	—	—
Income tax (provision) benefit from discontinued operations	—	3	1
Earnings (loss) from discontinued operations	(5)	(13)	(2)
Net earnings (loss)	1,213	849	906
Net (earnings) loss attributable to noncontrolling interests	(6)	(6)	(6)
Net earnings (loss) attributable to Celanese Corporation	1,207	843	900
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,212	856	902
Earnings (loss) from discontinued operations	(5)	(13)	(2)
Net earnings (loss)	1,207	843	900
Earnings (loss) per common share - basic
Continuing operations	9.03	6.21	6.22
Discontinued operations	(0.04)	(0.10)	(0.01)
Net earnings (loss) - basic	8.99	6.11	6.21
Earnings (loss) per common share - diluted
Continuing operations	8.95	6.19	6.19
Discontinued operations	(0.04)	(0.10)	(0.01)
Net earnings (loss) - diluted	8.91	6.09	6.18
Weighted average shares - basic	134,305,269	137,902,667	144,939,433
Weighted average shares - diluted	135,416,858	138,317,395	145,668,181
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Net earnings (loss)	1,213	849	906
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	(1)	—
Foreign currency translation	(60)	174	(11)
Gain (loss) on cash flow hedges	(10)	(1)	5
Pension and postretirement benefits	—	9	(4)
Total other comprehensive income (loss), net of tax	(70)	181	(10)
Total comprehensive income (loss), net of tax	1,143	1,030	896
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(6)	(6)
Comprehensive income (loss) attributable to Celanese Corporation	1,137	1,024	890

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2018: $24; 2017: $19)	439	576
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2018: $10; 2017: $9; variable interest entity restricted - 2018: $6; 2017: $5)	1,017	986
Non-trade receivables, net	301	244
Inventories	1,046	900
Marketable securities, at fair value	31	32
Other assets	40	54
Total current assets	2,874	2,792
Investments in affiliates	979	976
Property, plant and equipment (net of accumulated depreciation - 2018: $2,803; 2017: $2,584; variable interest entity restricted - 2018: $659; 2017: $697)	3,719	3,762
Deferred income taxes	84	366
Other assets (variable interest entity restricted - 2018: $5; 2017: $6)	290	338
Goodwill	1,057	1,003
Intangible assets, net (variable interest entity restricted - 2018: $23; 2017: $25)	310	301
Total assets	9,313	9,538
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	561	326
Trade payables - third party and affiliates	819	807
Other liabilities	343	354
Income taxes payable	56	72
Total current liabilities	1,779	1,559
Long-term debt, net of unamortized deferred financing costs	2,970	3,315
Deferred income taxes	255	211
Uncertain tax positions	158	156
Benefit obligations	564	585
Other liabilities	208	413
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2018 and 2017: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2018: 168,418,954 issued and 128,095,849 outstanding; 2017: 168,156,969 issued and 135,769,256 outstanding)	—	—
Treasury stock, at cost (2018: 40,323,105 shares; 2017: 32,387,713 shares)	(2,849)	(2,031)
Additional paid-in capital	233	175
Retained earnings	5,847	4,920
Accumulated other comprehensive income (loss), net	(247)	(177)
Total Celanese Corporation stockholders' equity	2,984	2,887
Noncontrolling interests	395	412
Total equity	3,379	3,299
Total liabilities and equity	9,313	9,538

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	135,769,256	—	140,660,447	—	146,782,297	—
Stock option exercises	—	—	20,151	—	194,872	—
Purchases of treasury stock	(7,935,392)	—	(5,436,803)	—	(7,034,420)	—
Stock awards	261,985	—	525,461	—	717,698	—
Balance as of the end of the period	128,095,849	—	135,769,256	—	140,660,447	—
Treasury Stock
Balance as of the beginning of the period	32,387,713	(2,031)	26,950,910	(1,531)	19,916,490	(1,031)
Purchases of treasury stock, including related fees	7,935,392	(818)	5,436,803	(500)	7,034,420	(500)
Balance as of the end of the period	40,323,105	(2,849)	32,387,713	(2,031)	26,950,910	(1,531)
Additional Paid-In Capital
Balance as of the beginning of the period		175		157		136
Stock-based compensation, net of tax		58		23		8
Stock option exercises, net of tax		—		1		13
Affiliate purchase of shares from noncontrolling interests		—		(6)		—
Balance as of the end of the period		233		175		157
Retained Earnings
Balance as of the beginning of the period		4,920		4,320		3,621
Cumulative effect adjustment from adoption of new accounting standard (Note 2)		—		(1)		—
Net earnings (loss) attributable to Celanese Corporation		1,207		843		900
Common stock dividends		(280)		(241)		(201)
Restricted stock unit dividends		—		(1)		—
Balance as of the end of the period		5,847		4,920		4,320
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(177)		(358)		(348)
Other comprehensive income (loss), net of tax		(70)		181		(10)
Balance as of the end of the period		(247)		(177)		(358)
Total Celanese Corporation stockholders' equity		2,984		2,887		2,588
Noncontrolling Interests
Balance as of the beginning of the period		412		433		451
Net earnings (loss) attributable to noncontrolling interests		6		6		6
(Distributions to) contributions from noncontrolling interests		(23)		(27)		(24)
Balance as of the end of the period		395		412		433
Total equity		3,379		3,299		3,021

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Operating Activities
Net earnings (loss)	1,213	849	906
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	—	—	2
Depreciation, amortization and accretion	349	310	295
Pension and postretirement net periodic benefit cost	(92)	(80)	(54)
Pension and postretirement contributions	(47)	(363)	(350)
Actuarial (gain) loss on pension and postretirement plans	165	46	103
Pension curtailments and settlements, net	(1)	—	—
Deferred income taxes, net	137	(152)	83
(Gain) loss on disposition of businesses and assets, net	7	5	2
Stock-based compensation	71	47	31
Undistributed earnings in unconsolidated affiliates	(12)	(52)	(24)
Other, net	26	12	15
Operating cash provided by (used in) discontinued operations	(10)	8	2
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(48)	(110)	(59)
Inventories	(158)	(97)	8
Other assets	(113)	(7)	39
Trade payables - third party and affiliates	15	126	7
Other liabilities	56	261	(113)
Net cash provided by (used in) operating activities	1,558	803	893
Investing Activities
Capital expenditures on property, plant and equipment	(337)	(267)	(246)
Acquisitions, net of cash acquired	(144)	(269)	(178)
Proceeds from sale of businesses and assets, net	13	1	12
Other, net	(39)	(14)	(27)
Net cash provided by (used in) investing activities	(507)	(549)	(439)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(38)	111	(352)
Proceeds from short-term borrowings	51	182	53
Repayments of short-term borrowings	(78)	(124)	(90)
Proceeds from long-term debt	561	351	1,509
Repayments of long-term debt	(536)	(77)	(1,127)
Purchases of treasury stock, including related fees	(805)	(500)	(500)
Stock option exercises	—	1	6
Common stock dividends	(280)	(241)	(201)
(Distributions to) contributions from noncontrolling interests	(23)	(27)	(24)
Other, net	(17)	(27)	(33)
Net cash provided by (used in) financing activities	(1,165)	(351)	(759)
Exchange rate effects on cash and cash equivalents	(23)	35	(24)
Net increase (decrease) in cash and cash equivalents	(137)	(62)	(329)
Cash and cash equivalents as of beginning of period	576	638	967
Cash and cash equivalents as of end of period	439	576	638

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company and Basis of Presentation
Description of the Company
Celanese Corporation and its subsidiaries (collectively, the "Company") is a global technology and specialty materials company. The Company produces high performance engineered polymers that are used in a variety of high-value applications, as well as acetyl products, which are intermediate chemicals for nearly all major industries. The Company also engineers and manufactures a wide variety of products essential to everyday living. The Company's broad product portfolio serves a diverse set of end-use applications including automotive, chemical additives, construction, consumer and industrial adhesives, consumer and medical, energy storage, filtration, food and beverage, paints and coatings, paper and packaging, performance industrial and textiles.
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
The Company has reclassified certain prior period amounts primarily due to (1) adoption of ASU 2017-07 (defined below in Note 3) and (2) to conform to the presentation of the Company's current reportable segments (Note 26).
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
Legal Proceedings
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
Investments in equity securities where the Company can exercise significant influence over operating and financial policies of an investee, which is generally considered when an investor owns 20% or more of the voting stock of an investee, are accounted for under the equity method of accounting. Investments in equity securities where the Company does not exercise significant influence are accounted for at fair value or, if such investments do not have a readily determinable fair value, an election may be made to measure them at cost after considering observable price changes for similar instruments, minus impairment, if any. The Company determined it cannot exercise significant influence over certain investments where the Company owns greater than a 20% interest due to local government investment in and influence over these entities, limitations on the Company's involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with US GAAP. Further, these investments were determined not to have a readily determinable fair value. Accordingly, these investments are accounted for using the alternative measure described above.
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
The Company entered into a forward-starting interest rate swap to mitigate the risk of variability in the benchmark interest rate for an expected debt issuance in 2021. The interest rate swap agreement is designated as a cash flow hedge. Accordingly, to the extent the cash flow hedge is effective, changes in the fair value of the interest rate swap are included in gain (loss) from cash flow hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Hedge accounting is discontinued when the interest rate swap is no longer effective in offsetting cash flows attributable to the hedged risk, the interest rate swap expires or the cash flow hedge is dedesignated because it is no longer probable that the forecasted transaction will occur according to the original strategy.

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

•	Contract Estimates
The nature of certain of the Company's contracts gives rise to variable consideration, which may be constrained, including retrospective volume-based rebates to certain customers. The Company issues retrospective volume-based rebates to customers when they purchase a certain volume level, and the rebates are applied retroactively to prior purchases. The Company also issues prospective volume-based rebates to customers when they purchase a certain volume level, and the rebates are applied to future purchases. Prospective volume-based rebates represent a material right within the contract and therefore are considered to be separate performance obligations. For both retrospective and prospective volume-based rebates, the Company estimates the level of volumes based on anticipated purchases at the beginning of the period and records a rebate accrual for each purchase toward the requisite rebate volume. These estimated rebates are included in the transaction price of the Company's contracts with customers as a reduction to Net sales and are included in Current Other liabilities in the consolidated balance sheets (Note 12). This methodology is consistent with the manner in which the Company historically estimated and recorded volume-based rebates.
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of December 31, 2018, the Company had $791 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $204 million of its remaining performance obligations as Net sales in 2019, $239 million in 2020, an additional $148 million in 2021 and the balance thereafter.
The Company has certain contracts which contain performance obligations which are immaterial in the context of the contract with the customer. The Company has elected the practical expedient not to assess whether these promised goods or services are performance obligations.

•	Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the consolidated balance sheets (Note 13).
The Company does not have any material contract assets as of December 31, 2018.

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
Performance-based RSUs. The Company generally grants performance-based RSUs to the Company's executive officers and certain employees annually in February. The Company may also grant performance-based RSUs to certain new employees or to employees who assume positions of increasing responsibility at the time those events occur. The fair value of the Company's performance-based RSUs with a performance condition is equal to the average of the high and low price of the Company's common stock, par value $0.0001 per share ("Common Stock"), on the grant date less the present value of the expected dividends not received during the vesting period. Outstanding performance-based RSUs generally cliff-vest three years from the date of grant. Compensation expense for performance-based RSUs is recognized over the vesting period of the respective grant on a straight-line basis. Historically, the Company recognized share-based compensation net of estimated forfeitures over the vesting period of the respective grant. Effective January 1, 2017, the Company elected to change its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of $1 million to Retained earnings as of January 1, 2017.
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
Time-based RSUs. The Company grants non-employee Directors time-based RSUs annually that generally vest one year from the grant date. The Company also grants time-based RSUs to the Company's executives and certain employees that generally vest ratably over three years. The fair value of the time-based RSUs is equal to the average of the high and low price of the Company's Common Stock on the grant date less the present value of the expected dividends not received during the vesting period. Compensation expense for time-based RSUs is recognized over the vesting period of the respective grant on a straight-line basis.
The Company's RSUs are net settled by withholding shares of the Company's Common Stock to cover minimum statutory income taxes and remitting the remaining shares of the Company's Common Stock to an individual brokerage account. Authorized shares of the Company's Common Stock are used to settle RSUs.
Under the 2018 Global Incentive Plan ("2018 GIP"), the Company may not grant RSUs with the right to participate in dividends or dividend equivalents prior to vesting.
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
		January 1, 2019. Early adoption is permitted.	The Company has completed its assessment and will adopt the new guidance effective January 1, 2019. The adoption of the new guidance will not have a material impact to the Company.

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
January 1, 2019. Early adoption is permitted.
The Company has substantially completed evaluating its population of leases, and the most significant impact relates to its accounting for manufacturing and logistics equipment, and real estate operating leases. The Company currently anticipates recognition of additional assets and corresponding liabilities related to leases of approximately $225 million upon adoption. The Company plans to adopt the standard effective January 1, 2019, utilizing the modified retrospective transition method.

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
January 1, 2018.
The Company adopted the new guidance effective January 1, 2018, using the modified retrospective approach, as part of the FASB's simplification initiative. The adoption of the new guidance resulted in less than $1 million impact to the consolidated financial statements and related disclosures (See Note 27).

Adoption of ASU 2017-07
ASU 2017-07 requires an entity to report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of Operating profit (loss). The new guidance represents a change in accounting principle. The Company adopted ASU 2017-07 on January 1, 2018 using the retrospective transition method. The adoption of this accounting standard resulted in a change in certain previously reported amounts, as follows:

	Year Ended December 31, 2017
	As previously reported	Adoption of ASU 2017-07	As Adjusted
	(In $ millions)
Cost of sales	(4,625)	(4)	(4,629)
Selling, general and administrative expenses	(456)	(40)	(496)
Research and development expenses	(72)	(1)	(73)
Other (charges) gains, net	(60)	1	(59)
Operating profit (loss)	901	(44)	857
Non-operating pension and other postretirement employee benefit (expense) income	—	44	44

	Year Ended December 31, 2016
	As previously reported	Adoption of ASU 2017-07	As Adjusted
	(In $ millions)
Selling, general and administrative expenses	(416)	38	(378)
Other (charges) gains, net	(11)	3	(8)
Operating profit (loss)	893	41	934
Non-operating pension and other postretirement employee benefit (expense) income	—	(41)	(41)

4. Acquisitions, Dispositions and Plant Closures
Acquisitions

•	Omni Plastics
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
Pro forma financial information since the respective acquisition date has not been provided as the acquisition did not have a material impact on the Company's financial information. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market or cost approach (or a combination thereof). Fair values of certain assets were determined based on Level 3 inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill. However, any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.
The preliminary purchase price allocation for the Omni Plastics acquisition is as follows:

As of February 1, 2018
(In $ millions)
Cash and cash equivalents	2
Trade receivables - third party and affiliates	12
Inventories	13
Property, plant and equipment, net	19
Intangible assets (Note 11)	35
Goodwill (Note 11)(1)	84
Other assets	1
Total fair value of assets acquired	166

Trade payables - third party and affiliates	(8)
Total debt (Note 14)	(12)
Total fair value of liabilities assumed	(20)
Net assets acquired	146
______________________________

(1)	Goodwill consists of expected revenue and operating synergies resulting from the acquisition, all of which is deductible for income tax purposes.
The amount of pro forma Net earnings (loss) of Omni Plastics included in the Company's consolidated statement of operations was less than 1% (unaudited) of its consolidated Net earnings (loss) had the acquisition occurred as of the beginning of 2018. The amount of Omni Plastics' Net earnings (loss) consolidated by the Company since the acquisition date was not material.

•	Acetate Tow Joint Venture
In June 2017, Celanese, through various subsidiaries, entered into an agreement with affiliates of The Blackstone Group L.P. (the "Blackstone Entities") to form a joint venture which would combine substantially all of the operations of the Company's Acetate Tow business and the operations of the Rhodia Acetow cellulose acetate business formerly operated by Solvay S.A. and acquired by the Blackstone Entities in June 2017. The parties were subsequently unable to reach an agreement with the European Commission on acceptable conditions to allow the proposed joint venture to proceed. The demands by the European Commission eliminated the primary advantages of the transaction. As a result, on March 19, 2018, the Company and the Blackstone Entities abandoned their agreement to form the proposed joint venture.

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
On June 6, 2018, the Company announced the consolidation of its global acetate manufacturing operations by initiating the closure of its acetate tow manufacturing unit in Ocotlán, Mexico. The acetate flake unit will remain operational and is unaffected by these actions. The Ocotlán, Mexico operations are included in the Company's Acetate Tow segment.
The exit and shutdown costs related to this closure are as follows:

Year Ended December 31, 2018
(In $ millions)
Restructuring(1)	2
Accelerated depreciation expense	15
Loss on disposition of assets, net	1
Other	1
Total	19
______________________________

(1)	Included in Other (charges) gains, net in the consolidated statement of operations (Note 18).
The Company does not expect to incur significant exit and shutdown costs in 2019.
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
The Company determined that Fairway is a variable interest entity ("VIE") in which the Company is the primary beneficiary. Under the terms of the joint venture agreements, the Company provides site services and day-to-day operations for the methanol facility. In addition, the joint venture agreements provide that the Company indemnifies Mitsui for environmental obligations that exceed a specified threshold, as well as an equity option between the partners. Accordingly, the Company consolidates the venture and records a noncontrolling interest for the share of the venture owned by Mitsui. Fairway is included in the Company's Acetyl Chain segment.
The carrying amount of the assets and liabilities associated with Fairway included in the consolidated balance sheets are as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Cash and cash equivalents	24	19
Trade receivables, net - third party & affiliates	11	9
Property, plant and equipment (net of accumulated depreciation - 2018: $130; 2017: $90)	659	697
Intangible assets (net of accumulated amortization - 2018: $3; 2017: $2)	23	25
Other assets	5	6
Total assets(1)	722	756

Trade payables	16	16
Other liabilities(2)	4	4
Total debt	5	5
Deferred income taxes	3	3
Total liabilities	28	28
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as capital lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2018 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Property, plant and equipment, net	42	53

Trade payables	27	25
Current installments of long-term debt	14	18
Long-term debt	57	76
Total liabilities	98	119

Maximum exposure to loss	133	164

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
6. Marketable Securities, at Fair Value
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans (Note 15) as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Amortized cost	31	32
Gross unrealized gain	—	—
Gross unrealized loss	—	—
Fair value	31	32
7. Receivables, Net

	As of December 31,
	2018	2017
	(In $ millions)
Trade receivables - third party and affiliates	1,027	995
Allowance for doubtful accounts - third party and affiliates	(10)	(9)
Trade receivables - third party and affiliates, net	1,017	986

	As of December 31,
	2018	2017
	(In $ millions)
Non-income taxes receivable	176	81
Reinsurance receivables	14	16
Income taxes receivable	26	64
Other	85	83
Non-trade receivables, net	301	244
8. Inventories

	As of December 31,
	2018	2017
	(In $ millions)
Finished goods	697	591
Work-in-process	70	57
Raw materials and supplies	279	252
Total	1,046	900
9. Investments in Affiliates
Entities in which the Company has an investment accounted for under the equity method of accounting or equity investments without readily determinable fair values are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.

Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2018	2017	2018	2017	2018	2017	2016	2018	2017	2016
	(In percentages)		(In $ millions)
Engineered Materials
Ibn Sina	25	25	164	178	96	58	38	(112)	(1)	(18)
InfraServ GmbH & Co. Hoechst KG(1)	32	32	129	139	20	19	—	(25)	(26)	—
Fortron Industries LLC	50	50	122	111	14	17	9	(3)	(6)	(9)
Korea Engineering Plastics Co., Ltd.	50	50	150	155	29	25	25	(27)	(25)	(11)
Polyplastics Co., Ltd.	45	45	196	170	64	57	50	(45)	(64)	(54)
Sherbrooke Capital Health and Wellness, L.P.(2)	10	10	2	3	—	1	—	—	—	—
Other Activities(3)
InfraServ GmbH & Co. Gendorf KG(4)	30	39	36	41	7	4	7	(5)	(5)	(5)
InfraServ GmbH & Co. Hoechst KG(1)	—	—	—	—	—	—	22	—	—	(30)
InfraServ GmbH & Co. Knapsack KG(4)	22	27	16	20	3	2	4	(4)	(4)	(4)
Total			815	817	233	183	155	(221)	(131)	(131)
______________________________

(1)
InfraServ GmbH & Co. Hoechst KG is owned primarily by an entity included in the Company's Engineered Materials segment. Prior to 2017, InfraServ GmbH & Co. Hoechst KG was owned primarily by an entity included in the Company's Other Activities segment. The Company's Acetyl Chain segment also holds an ownership percentage.

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

(4)	See Note 18 for further information.
Financial information for Ibn Sina is not provided to the Company on a timely basis and as a result, the Company's proportional share is reported on a one quarter lag. Accordingly, summarized financial information for Ibn Sina is as follows:

	As of September 30,
	2018	2017
	(In $ millions)
Current assets	448	410
Noncurrent assets	825	833
Current liabilities	200	194
Noncurrent liabilities	450	499

	Twelve Months Ended September 30,
	2018	2017	2016
	(In $ millions)
Revenues	913	759	563
Gross profit	396	306	208
Net income	322	256	171

Equity Investments Without Readily Determinable Fair Values
Equity investments without readily determinable fair values and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2018	2017	2018	2017	2018	2017	2016
	(In percentages)		(In $ millions)
Acetate Tow
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	12	12	14
Nantong Cellulose Fibers Co. Ltd.	31	31	115	109	87	81	80
Zhuhai Cellulose Fibers Co. Ltd.	30	30	30	30	13	14	13
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	5	5	1	1	1
Other			—	1	4	—	—
Total			164	159	117	108	108
Transactions with Affiliates
The Company owns manufacturing facilities at the InfraServ location in Frankfurt am Main-Hoechst, Germany and has contractual agreements with the InfraServ Entities and certain other equity affiliates and investees accounted for at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer. These contractual agreements primarily relate to energy purchases, site services and purchases of product for consumption and resale.
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Purchases	305	250	203
Sales and other credits	117	77	43
Interest expense	1	—	—

	As of December 31,
	2018	2017
	(In $ millions)
Non-trade receivables	29	21
Total due from affiliates	29	21

Short-term borrowings(1)	50	32
Trade payables	46	36
Current Other liabilities	11	8
Total due to affiliates	107	76
______________________________

(1)	The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.

10. Property, Plant and Equipment, Net

	As of December 31,
	2018	2017
	(In $ millions)
Land	46	47
Land improvements	77	72
Buildings and building improvements	760	758
Machinery and equipment	5,223	5,101
Construction in progress	416	368
Gross asset value	6,522	6,346
Accumulated depreciation	(2,803)	(2,584)
Net book value	3,719	3,762
Assets under capital leases, net, included in the amounts above are as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Buildings	14	14
Machinery and equipment	279	296
Accumulated depreciation	(188)	(179)
Net book value	105	131
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Capitalized interest	10	6	5
Depreciation expense	319	285	281
No long-lived assets were impaired during 2018. During 2017 and 2016, certain long-lived assets were impaired (Note 18).
11. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2016	462	148	186	796
Acquisitions (Note 4)	128	—	—	128
Exchange rate changes	53	1	25	79
As of December 31, 2017	643	149	211	1,003
Acquisitions (Note 4)	84	—	—	84
Exchange rate changes	(20)	(1)	(9)	(30)
As of December 31, 2018(1)	707	148	202	1,057
______________________________

(1)	There were $0 million of accumulated impairment losses as of December 31, 2018.

In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2018 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2018 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses		Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2016	36		509	35	53	633
Acquisitions (Note 4)	—		73	9	—	82	(1)
Exchange rate changes	2		58	1	1	62
As of December 31, 2017	38		640	45	54	777
Acquisitions (Note 4)	—		32	—	3	35	(2)
Renewals	6	(3)	—	—	—	6
Exchange rate changes	(2)		(21)	(1)	(1)	(25)
As of December 31, 2018	42		651	44	56	793
Accumulated Amortization
As of December 31, 2016	(27)		(440)	(26)	(31)	(524)
Amortization	(4)		(11)	(3)	(2)	(20)
Exchange rate changes	(2)		(45)	(1)	1	(47)
As of December 31, 2017	(33)		(496)	(30)	(32)	(591)
Amortization	(2)		(16)	(3)	(3)	(24)
Exchange rate changes	2		17	1	—	20
As of December 31, 2018	(33)		(495)	(32)	(35)	(595)
Net book value	9		156	12	21	198
______________________________

(1)	Primarily related to intangible assets acquired from Nilit (Note 4) during the year ended December 31, 2017, with a weighted average amortization period of 14 years.

(2)	Primarily related to intangible assets acquired from Omni Plastics (Note 4) during the year ended December 31, 2018, with a weighted average amortization period of 11 years.

(3)	During the year ended December 31, 2018, the Company extended a research and development technology agreement license, which will be amortized over a period of 5 years.

Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2016	85
Acquisitions (Note 4)	22
Exchange rate changes	8
As of December 31, 2017	115
Acquisitions (Note 4)	—
Exchange rate changes	(3)
As of December 31, 2018	112
In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2018 as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying amount of the underlying asset by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2018 that would indicate that the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2019	22
2020	20
2021	19
2022	17
2023	15
12. Current Other Liabilities

	As of December 31,
	2018	2017
	(In $ millions)
Asset retirement obligations	3	19
Benefit obligations (Note 15)	30	30
Customer rebates	76	65
Derivatives (Note 22)	7	3
Environmental (Note 16)	20	14
Insurance	4	5
Interest	21	17
Restructuring (Note 18)	4	5
Salaries and benefits	119	113
Sales and use tax/foreign withholding tax payable	22	16
Other	37	67
Total	343	354

13. Noncurrent Other Liabilities

	As of December 31,
	2018	2017
	(In $ millions)
Asset retirement obligations	13	7
Deferred proceeds	44	47
Deferred revenue	7	6
Derivatives (Note 22)	11	—
Environmental (Note 16)	49	59
Income taxes payable (Note 19)	—	197
Insurance	37	43
Other	47	54
Total	208	413
Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Balance at beginning of year	26	29	36
Additions(1)	2	—	2
Accretion	—	1	1
Payments	(4)	(5)	(10)
Revisions to cash flow estimates(2)	(8)	1	—
Balance at end of year	16	26	29
______________________________

(1)	Primarily relates to sites which management no longer considers to have an indeterminate life.

(2)	Primarily relates to revisions to the estimated cost and timing of future obligations.
Included in the asset retirement obligations for the year ended 2017 was $10 million related to indemnifications received for a business acquired in 2005. The corresponding indemnification receivable is included in Non-trade receivables, net in the consolidated balance sheet as of December 31, 2017. The asset retirement obligation related to the indemnification receivable was completed during 2018.
14. Debt

	As of December 31,
	2018	2017
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	367	63
Short-term borrowings, including amounts due to affiliates(1)	77	86
Revolving credit facility(2)	40	97
Accounts receivable securitization facility(3)	77	80
Total	561	326
______________________________

(1)	The weighted average interest rate was 3.2% and 3.4% as of December 31, 2018 and 2017, respectively.

(2)	The weighted average interest rate was 6.0% and 4.1% as of December 31, 2018 and 2017, respectively.

(3)	The weighted average interest rate was 3.1% and 2.1% as of December 31, 2018 and 2017, respectively.

	As of December 31,
	2018	2017
	(In $ millions)
Long-Term Debt
Senior unsecured term loan due 2021(1)	—	494
Senior unsecured notes due 2019, interest rate of 3.250%	343	360
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	857	897
Senior unsecured notes due 2025, interest rate of 1.250%	343	359
Senior unsecured notes due 2027, interest rate of 2.125%	568	—
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	167	169
Nilit bank loans due at various dates through 2026 (Note 4)(2)	10	11
Obligations under capital leases due at various dates through 2054	167	208
Subtotal	3,355	3,398
Unamortized debt issuance costs(3)	(18)	(20)
Current installments of long-term debt	(367)	(63)
Total	2,970	3,315
______________________________

(1)	The margin for borrowings under the senior unsecured term loan due 2021 was 1.5% above LIBOR at Celanese credit ratings as of December 31, 2017.

(2)	The weighted average interest rate was 1.3% and 1.3% as of December 31, 2018 and 2017, respectively.

(3)	Related to the Company's long-term debt, excluding obligations under capital leases.
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
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of December 31, 2018
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	40
Letters of credit issued	—
Available for borrowing	960
______________________________

(1)	The Company borrowed $940 million and repaid $997 million under its senior unsecured revolving credit facility during the year ended December 31, 2018.
See Note 30 for further information.
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
On November 5, 2018, Celanese US completed an offering of €500 million in principal amount of 2.125% senior unsecured notes due March 1, 2027 (the "2.125% Notes") in a public offering registered under the Securities Act. The 2.125% Notes were issued under a base indenture dated May 6, 2011. The 2.125% Notes were issued at a discount to par at a price of 99.231%, which is being amortized to Interest expense in the consolidated statements of operations over the term of the 2.125% Notes. Net proceeds from the sale of the 2.125% Notes were used to repay $463 million of the senior unsecured term loan and for general corporate purposes.
In December 2017, Celanese US completed an offering of €300 million in principal amount of 1.250% senior unsecured notes due February 11, 2025 (the "1.250% Notes") in a public offering registered under the Securities Act. The 1.250% Notes were issued under a base indenture dated May 6, 2011. The 1.250% Notes were issued at a discount to par at a price of 99.810%, which is being amortized to Interest expense in the consolidated statements of operations over the term of the 1.250% Notes.
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
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of December 31, 2018
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	77
Letters of credit issued	29
Available for borrowing	14
Total borrowing base	120

Maximum borrowing base(2)	120
______________________________

(1)	The Company borrowed $25 million and repaid $28 million during the year ended December 31, 2018.

(2)	Outstanding accounts receivable transferred to the SPE was $185 million.
Other Financing Arrangements
On June 25, 2018, the Company entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $117 million of accounts receivable during the year ended December 31, 2018.

Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2019	561
2020	27
2021	430
2022	524
2023	875
Thereafter	1,132
Total	3,549
Net deferred financing costs are as follows:

(In $ millions)
As of December 31, 2015	22
Financing costs deferred(2)	13
Accelerated amortization due to refinancing activity(3)	(3)
Amortization	(5)
As of December 31, 2016(1)	27
Financing costs deferred(4)	1
Accelerated amortization due to refinancing activity	—
Amortization	(4)
As of December 31, 2017(1)	24
Financing costs deferred(5)	4
Accelerated amortization due to refinancing activity	(1)
Amortization	(6)
As of December 31, 2018(1)	21
____________________________

(1)
Includes $3 million, $4 million and $6 million as of December 31, 2018, 2017 and 2016, respectively, related to the Company's revolving credit facility and accounts receivables securitization facility, which are included in noncurrent Other assets in the consolidated balance sheets.

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

(4)	Related to the 1.250% Notes, which are being amortized through the term of the 1.250% Notes.

(5)	Related to the 2.125% Notes, which are being amortized through the term of the 2.125% Notes.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2018.

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

Based on the 2018 unaudited and 2017 audited multiemployer defined benefit plan's financial statements, the plan is 100% funded in 2018, 2017 and 2016. The number of employees covered by the Company's multiemployer defined benefit plan remained relatively stable year over year from 2016 to 2018, resulting in minimal changes to employer contributions. Participation in the German multiemployer defined benefit plan is not considered individually significant to the Company.
Contributions made by the Company to the German multiemployer plan are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Multiemployer defined benefit plan	8	7	7
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
Postemployment obligations are as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Postemployment benefits	8	8
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

•	For certain eligible US employees, provides an incremental retirement contribution through 2017, based on years of service and specified percentages of eligible compensation.
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Defined contribution plans	40	40	43

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2018	2017	2018	2017
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	3,728	3,610	66	67
Service cost	9	9	1	1
Interest cost	104	107	2	1
Net actuarial (gain) loss(1)	(163)	151	(4)	(2)
Settlements	—	(1)	—	—
Benefits paid	(235)	(233)	(4)	(4)
Curtailments	(1)	—	—	—
Special termination benefits	2	1	—	—
Exchange rate changes	(32)	69	(2)	3
Other(2)	—	15	—	—
Projected benefit obligation as of end of period	3,412	3,728	59	66
Change in Plan Assets
Fair value of plan assets as of beginning of period	3,251	2,784	—	—
Actual return on plan assets	(124)	302	—	—
Employer contributions	43	359	4	4
Settlements	—	(1)	—	—
Benefits paid(3)	(235)	(233)	(4)	(4)
Exchange rate changes	(20)	40	—	—
Fair value of plan assets as of end of period	2,915	3,251	—	—
Funded status as of end of period	(497)	(477)	(59)	(66)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	30	64	—	—
Current Other liabilities	(24)	(24)	(5)	(5)
Benefit obligations	(503)	(517)	(54)	(61)
Net amount recognized	(497)	(477)	(59)	(66)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(4)	8	9	—	—
Prior service (benefit) cost	—	(1)	—	1
Net amount recognized(5)	8	8	—	1
______________________________

(1)	Primarily relates to change in discount rates.

(2)	Primarily relates to the acquisition of Nilit (Note 4).

(3)	Includes benefit payments to nonqualified pension plans of $22 million and $22 million as of December 31, 2018 and 2017, respectively.

(4)	Relates to the pension plans of the Company's equity method investments.

(5)	Amount shown net of an income tax benefit of $5 million and $6 million as of December 31, 2018 and 2017, respectively, in the consolidated statements of equity (Note 17).

The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2018	2017	2018	2017
	(In percentages)
US plans	82	83	57	54
International plans	18	17	43	46
Total	100	100	100	100
The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2018	2017
	(In percentages)
US plans	88	88
International plans	12	12
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Projected benefit obligation	840	882
Fair value of plan assets	314	341
Pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Accumulated benefit obligation	749	861
Fair value of plan assets	243	338
The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Accumulated benefit obligation	3,390	3,710
Beginning in 2016, the Company adopted a full yield curve approach to estimate the service and interest cost components of net periodic benefit cost (Note 2). The Company's adoption of the full yield curve approach reduced 2016 service and interest cost by $29 million as compared to the previous single weighted average discount rate method.

The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(In $ millions)
Service cost	9	9	8	1	1	—
Interest cost	104	107	113	2	1	2
Expected return on plan assets	(210)	(198)	(177)	—	—	—
Amortization of prior service cost / (credit)	—	—	—	—	(1)	(3)
Recognized actuarial (gain) loss	169	48	101	(4)	(2)	2
Curtailment (gain) loss	(1)	—	—	—	—	—
Special termination benefit	2	1	3	—	—	—
Total	73	(33)	48	(1)	(1)	1
Amortization of Accumulated other comprehensive income (loss), net into net periodic benefit cost in 2019 is expected to be as follows:

	Pension Benefits	Postretirement Benefits
(In $ millions)
Prior service cost	—	—
Total	—	—
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain US employees as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Nonqualified Trust Assets
Marketable securities, at fair value	31	32
Noncurrent Other assets, consisting of insurance contracts	37	42
Nonqualified Pension Obligations
Current Other liabilities	21	22
Benefit obligations	213	237
(Income) expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Total	(3)	18	18

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2018	2017	2018	2017
	(In percentages)
Discount Rate Obligations
US plans	4.2	3.5	4.1	3.4
International plans	2.1	2.1	3.4	3.2
Combined	3.8	3.3	3.8	3.2
Rate of Compensation Increase
US plans	N/A	N/A
International plans	2.8	2.8
Combined	2.8	2.8
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(In percentages)
Discount Rate Obligations
US plans	3.5	3.9	4.2	3.4	3.8	4.0
International plans	2.1	2.1	2.6	3.2	3.3	3.6
Combined	3.3	3.7	4.0	3.2	3.4	3.9
Discount Rate Service Cost(1)
US plans	1.9	1.2	4.5	3.7	4.0	4.2
International plans	2.3	2.5	3.1	3.3	3.4	3.8
Combined	2.2	2.5	3.1	2.9	2.9	3.8
Discount Rate Interest Cost(1)
US plans	3.1	3.3	3.4	3.0	3.1	3.1
International plans	1.7	1.7	2.2	2.9	2.9	3.1
Combined	2.9	3.1	3.2	2.9	2.9	3.1
Expected Return on Plan Assets
US plans	6.8	7.5	7.5
International plans	5.9	5.9	6.1
Combined	6.7	7.3	7.3
Rate of Compensation Increase
US plans	N/A	N/A	N/A
International plans	2.8	2.8	2.7
Combined	2.8	2.8	2.7
______________________________

(1)	Beginning in 2016, weighted-average discount rates reflect the adoption of the full yield curve approach.

The Company's health care cost trend assumptions for US postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2018	2017	2016
	(In percentages, except year)
Health care cost trend rate assumed for next year	8.5	9.0	9.5
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2026	2026	2026
Assumed health care cost trend rates for US postretirement medical plans have a significant effect on the amounts reported for the health care plans.
The impact of a one percentage point change in the assumed health care cost trend is as follows:

	Trend Rate Change
	Decreases 1%	Increases 1%
	(In $ millions)
Postretirement obligations	1.5	1.8
Service and interest cost	—	—
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2018 are as follows:

	US Plans	International Plans
	(In percentages)
Bonds - domestic to plans	80	59
Equities - domestic to plans	10	16
Equities - international to plans	10	—
Other	—	25
Total	100	100
On average, the actual return on the US qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The US qualified defined benefit plans' actual return on assets for the year ended December 31, 2018 was (4.1)% versus an expected long-term rate of asset return assumption of 6.8%. The expected long-term rate of asset return assumption used to determine 2019 net periodic benefit cost is 6.7% for the US qualified defined benefit plans.
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2018	2017	2018	2017	2018	2017
	(In $ millions)
Assets
Cash and cash equivalents	2	5	—	—	2	5
Derivatives
Swaps	—	—	3	8	3	8
Equity securities
International companies	59	72	—	—	59	72
Fixed income
Corporate debt	—	—	691	776	691	776
Treasuries, other debt	127	48	1,293	1,411	1,420	1,459
Mortgage backed securities	—	—	8	7	8	7
Insurance contracts	—	—	35	36	35	36
Other	4	4	1	1	5	5
Total investments, at fair value(1)	192	129	2,031	2,239	2,223	2,368
Liabilities
Derivatives
Swaps	—	—	3	7	3	7
Total liabilities	—	—	3	7	3	7
Total net assets(2)	192	129	2,028	2,232	2,220	2,361
______________________________

(1)
In accordance with ASU 2015-07 (Note 2), certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. Total investments, at fair value, for the year ended December 31, 2018 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $595 million, $54 million and $29 million, respectively. Total investments, at fair value, for the year ended December 31, 2017 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $727 million, $60 million and $96 million, respectively.

(2)
Total net assets excludes non-financial plan receivables and payables of $36 million and $19 million, respectively, as of December 31, 2018 and $25 million and $18 million, respectively, as of December 31, 2017. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2019
(In $ millions)
Cash contributions to defined benefit pension plans	22
Benefit payments to nonqualified pension plans	21
Benefit payments to other postretirement benefit plans	5
The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefits expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2019	234	5
2020	232	4
2021	227	4
2022	225	4
2023	224	4
2024-2028	1,072	18
______________________________

(1)	Payments are expected to be made primarily from plan assets.

(2)	Payments are expected to be made primarily from Company assets.
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
The components of environmental remediation reserves are as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Demerger obligations (Note 24)	26	28
Divestiture obligations (Note 24)	16	17
Active sites	14	15
US Superfund sites	11	11
Other environmental remediation reserves	2	2
Total	69	73

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
The Company did not record any insurance recoveries during 2018 or have any receivables for insurance recoveries related to these matters as of December 31, 2018. As of December 31, 2018 and 2017, there were receivables of $3 million and $3 million, respectively, from the former owner of the Company's Spondon, Derby, United Kingdom acetate flake, tow and film business, which was acquired in 2007.
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2018
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	30	10	8
InfraServ GmbH & Co. Hoechst KG	32	40	69
InfraServ GmbH & Co. Knapsack KG	22	22	1
______________________________

(1)	Gross reserves maintained by the respective InfraServ entity.

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
One such site is the Diamond Alkali Superfund Site, which is comprised of a number of sub-sites, including the Lower Passaic River Study Area ("LPRSA"), which is the lower 17-mile stretch of the Passaic River ("Lower Passaic River Site"), and the Newark Bay Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Lower Passaic River Site in order to identify the levels of contaminants and potential cleanup actions, including the potential migration of contaminants between the Lower Passaic River Site and the Newark Bay Area. Work on the RI/FS is ongoing.
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
17. Stockholders' Equity
Common Stock
On September 17, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment (the "Certificate of Amendment") to its Second Amended and Restated Certificate of Incorporation, as amended, to remove all references to the Company's Series B Common Stock, par value $0.0001 per share, therefrom and to redesignate the Company's Series A Common Stock, par value $0.0001 per share, as "Common Stock." Following the filing of the Certificate of Amendment, the Company no longer has series of its class of common stock.
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Common Stock, unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to the Company to pay cash dividends is not currently restricted by its existing senior credit facility and its indentures governing its senior unsecured notes. Any decision to declare and pay dividends in the future will be made at the discretion of the Company's Board of Directors and will depend on, among other things, the results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company's Board of Directors may deem relevant.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2016	20	0.36	1.44	May 2016
April 2017	28	0.46	1.84	May 2017
April 2018	17	0.54	2.16	May 2018
On February 6, 2019, the Company declared a quarterly cash dividend of $0.54 per share on its Common Stock amounting to $69 million. The cash dividend will be paid on March 1, 2019 to holders of record as of February 19, 2019.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,				Total From February 2008 Through December 31, 2018
	2018		2017	2016
Shares repurchased	7,933,692	(1)	5,436,803	7,034,420	47,712,711
Average purchase price per share	$103.01		$91.97	$71.08	$66.08
Amount spent on repurchased shares (in millions)	$817		$500	$500	$3,153
Aggregate Board of Directors repurchase authorizations during the period (in millions)(2)	$—		$1,500	$—	$3,866
______________________________

(1)	Excludes 1,700 common shares reacquired pursuant to an employee clawback agreement.

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

Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2018			2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	(1)	(1)	—	—	—
Foreign currency translation	(65)	5	(60)	162	12	174	(22)	11	(11)
Gain (loss) on cash flow hedges	(12)	2	(10)	—	(1)	(1)	5	—	5
Pension and postretirement benefits	1	(1)	—	7	2	9	(5)	1	(4)
Total	(76)	6	(70)	169	12	181	(22)	12	(10)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 6)	Foreign Currency Translation	Gain (Loss) from Cash Flow Hedges (Note 22)	Pension and Postretirement Benefits (Note 15)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2015	1	(339)	(2)	(8)	(348)
Other comprehensive income (loss) before reclassifications	—	(22)	7	(3)	(18)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	(2)	(4)
Income tax (provision) benefit	—	11	—	1	12
As of December 31, 2016	1	(350)	3	(12)	(358)
Other comprehensive income (loss) before reclassifications	—	162	4	8	174
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(4)	(1)	(5)
Income tax (provision) benefit	(1)	12	(1)	2	12
As of December 31, 2017	—	(176)	2	(3)	(177)
Other comprehensive income (loss) before reclassifications	—	(65)	(11)	1	(75)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1)	—	(1)
Income tax (provision) benefit	—	5	2	(1)	6
As of December 31, 2018	—	(236)	(8)	(3)	(247)

18. Other (Charges) Gains, Net

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Restructuring (Note 4)	(4)	(3)	(8)
InfraServ ownership change	—	(4)	—
Asset impairments	—	—	(2)
Plant/office closures	13	(52)	—
Commercial disputes	—	—	2
Total	9	(59)	(8)
2018
During the year ended December 31, 2018, the Company recorded a $13 million gain within plant/office closures related to a non-income tax receivable refund from Nanjing, China, in its Acetyl Chain segment.
During the year ended December 31, 2018, the Company recorded $4 million of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
2017
During the year ended December 31, 2017, the Company recorded $3 million of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.
A partner in the Company's InfraServ equity affiliate investments exercised an option right to purchase additional ownership interests in the InfraServ entities from the Company. The purchase of these interests reduced the Company's ownership interests in InfraServ GmbH & Co. Gendorf KG and InfraServ GmbH & Co. Knapsack KG from 39% and 27%, to 30% and 22%, respectively. Accordingly, during the year ended December 31, 2017, the Company reduced the carrying value of these investments by $4 million. These InfraServ investments are primarily owned by entities included in the Other Activities segment.
During the year ended December 31, 2017, the Company provided notice of termination of a contract with a key raw materials supplier at its ethanol production unit in Nanjing, China. As a result, the Company recorded $52 million of plant/office closure costs primarily consisting of a $22 million contract termination charge and a $21 million reduction to its non-income tax receivable. The Nanjing, China ethanol production unit is included in the Company's Acetyl Chain segment.
2016
During the year ended December 31, 2016, the Company recorded $8 million of employee termination benefits primarily related to the Company's ongoing efforts to align its businesses around its core value drivers.

The changes in the restructuring reserves by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2016	2	8	3	3	16
Additions	1	2	—	1	4
Cash payments	(2)	(2)	(2)	(2)	(8)
Other changes	—	(8)	—	(1)	(9)
Exchange rate changes	—	—	—	—	—
As of December 31, 2017	1	—	1	1	3
Additions	—	2	2	—	4
Cash payments	(1)	—	(1)	(1)	(3)
Other changes	—	—	—	—	—
Exchange rate changes	—	—	—	—	—
As of December 31, 2018	—	2	2	—	4
Other Plant/Office Closures
As of December 31, 2016	—	—	—	—	—
Additions	—	—	29	—	29
Cash payments	—	—	(24)	—	(24)
Other changes	—	—	(3)	—	(3)
Exchange rate changes	—	—	—	—	—
As of December 31, 2017	—	—	2	—	2
Additions	—	—	—	—	—
Cash payments	—	—	(2)	—	(2)
Other changes	—	—	—	—	—
Exchange rate changes	—	—	—	—	—
As of December 31, 2018	—	—	—	—	—
Total	—	2	2	—	4
19. Income Taxes
On December 31, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. In accordance with ASC 740, Accounting for Income Taxes, which requires companies to recognize the effects of tax law changes in the period of enactment. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments.
The deemed repatriation of previously unremitted foreign earnings, of which the Company had accumulated approximately $3.0 billion as of December 31, 2017, was taxed at 8% to the extent those earnings were reinvested in non-cash foreign assets, while previously unremitted earnings that had not been reinvested, computed based upon a two-year historical average of foreign cash and cash equivalents balances, was taxed at 15.5%. The Company recorded a net charge of $197 million for this deemed repatriation in 2017, for which it does not expect a material cash outlay due to available foreign tax credit carryforwards.
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

The global minimum income tax and base erosion provisions were effective for taxable years beginning after December 31, 2017. The Company has elected to not record deferred taxes related to the future tax effects expected from the global minimum income tax.
The US Treasury issued several proposed regulations supplementing the TCJA in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These proposed regulations are intended to be applied retroactively and would not materially impact the Company's 2018 tax rate if finalized in current form. The Company currently does not expect these regulations to have a material impact on income tax expense upon final adoption.
The US Treasury's proposed 2018 regulations also seek to clarify the application of the TCJA provisions for the limitation of interest expense, including treatment of depreciation and other deductions in arriving at adjusted taxable income and application of the rules to controlled foreign affiliates. These regulations remain open for comment and are not effective until published in the federal register. As a result, the Company will monitor their impact to the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period that the guidance is finalized.
Due to the timing and significance of the TCJA, the Staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided registrants a measurement period through 2018 to report the impact of the new US tax law. In 2017, the Company previously recorded provisional amounts for several of the impacts of the new tax law including: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances offsetting foreign tax credit carryforwards. In 2018, the Company recorded additional income tax expense resulting from a decrease in SAB 118 provisional estimates of foreign tax credits (net of associated valuation allowances) of $66 million and an income tax benefit of $7 million that resulted from adjusting provisional estimates of the deferred tax rate change effects of the TCJA. The Company also recorded a decrease to the SAB 118 provisional estimates of deemed repatriation tax under the new law of $59 million, which was entirely offset by US foreign tax credit carryforwards. As of December 31, 2018, the Company has completed its accounting for the TCJA, including the proposed 2018 clarifying guidance.
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
US	480	262	326
International	1,030	813	704
Total	1,510	1,075	1,030
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Current
US	(184)	201	(22)
International	143	158	60
Total	(41)	359	38
Deferred
US	314	(110)	108
International	19	(36)	(24)
Total	333	(146)	84
Total	292	213	122

A reconciliation of the significant differences between the US federal statutory tax rate of 21% (35% for 2017 and 2016) and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions, except percentages)
Income tax provision computed at US federal statutory tax rate	317	376	361
Change in valuation allowance	94	218	(18)
Equity income and dividends	(48)	(87)	(60)
(Income) expense not resulting in tax impact, net	(51)	(157)	(152)
US tax effect of foreign earnings and dividends	25	521	302
Foreign tax credits	(20)	(759)	(293)
Other foreign tax rate differentials	17	(38)	(48)
Legislative changes	(59)	116	4
State income taxes, net of federal benefit	4	12	8
Other, net	13	11	18
Income tax provision (benefit)	292	213	122

Effective income tax rate	19%	20%	12%
As a result of the TCJA, US federal and state income taxes have been recorded on undistributed foreign earnings accumulated from 1986 through December 31, 2017. Based on the provisions of the law, the Company's previously taxed income for its foreign subsidiaries significantly exceeds its offshore cash balances. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax that would be due when cash is actually repatriated to the US because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional local taxes. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
The effective tax rate for the year ended December 31, 2018 was comparable to the effective tax rate for the year ended December 31, 2017. The effective tax rate for 2018 was slightly less than the statutory US tax rate primarily due to the positive impact from jurisdictional mix of earnings, largely offset by increased valuation allowances established on certain deferred tax assets, particularly related to increases in provisionally recorded estimates of valuation allowances on foreign tax credits in the US and net operating loss carryforwards in Luxembourg, due to certain restructuring transactions completed to facilitate future repatriation of cash to the US.
The higher effective tax rate for the year ended December 31, 2017, compared to the effective tax rate for the year ended December 31, 2016, was primarily due to the impact of the TCJA (reflected in the Change in valuation allowance and Legislative changes lines, above), increased losses in jurisdictions with no tax benefit and current year taxes related to the restructuring of the Company's Acetate Tow segment (reflected in the US tax effect of foreign earnings and dividends and the Foreign tax credits lines, above). The increases in losses without tax benefit primarily related to $52 million of plant/office closure costs related to the Company's notice of termination of a contract with a key raw materials supplier at its ethanol production unit in Nanjing, China (Note 18), which was recorded in the Change in valuation allowance line above.
During 2017, the Company undertook various reorganization transactions to separate certain Acetate Tow assets to reorganize the holdings of its various foreign subsidiaries. As a result, the Company generated additional net foreign tax credit carryforwards of approximately $240 million, the gross impacts of which were reflected in the Foreign tax credits line and the US tax effect of foreign earnings lines above, that will be carried forward to future tax periods. These new credit carryforwards, as well as other credits carried forward into 2017, were evaluated for realizability under the provisions of the TCJA. Due to the TCJA and uncertainty as to future sources of general limitation foreign source income to allow for utilization of these credits, the Company recorded a valuation allowance on these foreign tax credits in the amount of $164 million, which was reflected in the Change in valuation allowance line in the effective tax rate reconciliation above.
The lower effective tax rate for the year ended December 31, 2016 was primarily due to the settlement of uncertain tax positions and technical clarifications in Germany and the US of $55 million, reflected in the Other, net line above.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	138	143
Accrued expenses	61	50
Inventory	13	10
Net operating loss carryforwards	616	703
Tax credit carryforwards(1)	330	478
Other	195	192
Subtotal	1,353	1,576
Valuation allowance(2)	(899)	(618)
Total	454	958
Deferred Tax Liabilities
Depreciation and amortization	375	307
Investments in affiliates	203	427
Other	47	69
Total	625	803
Net deferred tax assets (liabilities)	(171)	155
______________________________

(1)	For the year ended December 31, 2018, the tax credit carryforwards decreased primarily due to the consumption of US foreign tax credits resulting from the deemed repatriation tax required by the TCJA.

(2)
Includes deferred tax asset valuation allowances for the Company's deferred tax assets in the US, Luxembourg, Spain, China, the United Kingdom, Canada and France. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

Tax Carryforwards

•	Net Operating Loss Carryforwards
As of December 31, 2018, the Company had available US federal net operating loss carryforwards of $33 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2021. As of December 31, 2018, the Company also had available state net operating loss carryforwards, net of federal tax impact, of $73 million, $65 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards available as of December 31, 2018 of $2.1 billion primarily for Luxembourg, China and Spain, with various expiration dates. Net operating loss carryforwards of $450 million in China are scheduled to expire beginning in 2019 through 2021. Net operating losses in most other foreign jurisdictions do not have an expiration date.

•	Tax Credit Carryforwards
The Company had available $301 million of foreign tax credit carryforwards, which are mostly offset by a valuation allowance of $277 million due to uncertain recoverability and $21 million of alternative minimum tax credit carryforwards in the US. The foreign tax credit carryforwards are subject to a ten-year carryforward period and expire beginning in 2027. The alternative minimum tax credits are subject to annual limitation due to prior ownership changes, but have an unlimited carryforward period and can be used to offset federal tax liability in future years.

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. Changes in the Company's estimates of future taxable income and prudent and feasible tax planning strategies will affect the estimate of the realization of the tax benefits of these foreign tax carryforwards. As such, the Company is currently evaluating tax planning strategies to enable use of the foreign tax credit carryforwards that may decrease the Company's effective tax rate in future periods as the valuation allowance is reversed.
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
As of the beginning of the year	119	114	158
Increases in tax positions for the current year	61	14	9
Increases in tax positions for prior years(1)	4	4	11
Decreases in tax positions for prior years	(21)	(7)	(9)
Decreases due to settlements	(1)	(6)	(55)
As of the end of the year	162	119	114

Total uncertain tax positions that if recognized would impact the effective tax rate	154	100	87
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations(2)	1	6	(16)
Total amount of interest expense and penalties recognized in the consolidated balance sheets	38	38	26
______________________________

(1)	Includes uncertain tax positions related to the Nilit acquisition (Note 4) of $4 million for the year ended December 31, 2018.

(2)	This amount reflects interest on uncertain tax positions and release of certain tax positions as a result of an audit closure that was reflected in the consolidated statements of operations.
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
The increase in uncertain tax positions for the year ended December 31, 2018 was primarily due to progress of tax examinations. While it is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits, the Company is unable to estimate the amount of any such change.
In connection with the Company's US federal income tax audit for 2009 and 2010, the Company has received $192 million of proposed pre-tax adjustments related to various intercompany charges. In January 2018, the Company received proposed pre-tax adjustments for its 2011 and 2012 audit cycle in the amount of $198 million. The Company has entered the appeals process for the 2009 and 2010 exam cycle. In the event the Company is wholly unsuccessful in its defense and absent expected off-setting adjustments from foreign tax authorities, the proposed adjustments would result in the consumption of approximately $136 million of foreign tax credit carryforwards. The Company believes these proposed adjustments to be without merit and is vigorously defending its position.

20. Management Compensation Plans
General Plan Description
On April 19, 2018, the stockholders of the Company approved the 2018 GIP, effective April 23, 2018 (the "Effective Date"). Upon the Effective Date, no additional awards will be made under the 2009 Global Incentive Plan, as amended (the "2009 GIP"). The total number of shares of Common Stock for which awards may be granted under the 2018 GIP shall be (i) 2,500,000 new shares of Common Stock plus (ii) the number of shares of Common Stock available for future awards under the 2009 GIP as of the Effective Date, and (iii) the number of shares of Common Stock that are subject to outstanding equity awards under the 2009 GIP as of the Effective Date but may again become available for grants of awards under the 2018 GIP if an outstanding award under the 2009 GIP terminates by expiration, forfeiture, cancellation or otherwise without the issuance of such shares for awards not involving shares of Common Stock as provided in the 2018 GIP.
The 2018 GIP enables the compensation committee of the Board of Directors (and the Board of Directors as to non-management directors) to award incentive and nonqualified stock options, stock appreciation rights, shares of Common Stock, restricted stock awards, RSUs and incentive bonuses (which may be paid in cash or stock or a combination thereof), any of which may be performance-based, with vesting and other award provisions that provide effective incentive to Company employees (including officers), non-management directors and other service providers.
Total shares available for awards and total shares subject to outstanding awards are as follows:

	As of December 31, 2018
	Shares Available for Awards	Shares Subject to Outstanding Awards
2018 GIP	7,256,282	50,003
2009 GIP	—	1,995,089
Restricted Stock Units
A summary of changes in nonvested performance-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In $)
As of December 31, 2017	860	64.71
Granted	227	94.54
Vested	(73)	53.23
Canceled	(140)	53.24
Forfeited	(62)	75.43
As of December 31, 2018	812	75.25
The fair value of shares vested for performance-based RSUs is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Total	8	42	64

A summary of changes in nonvested time-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In $)
As of December 31, 2017	351	75.75
Granted	283	93.62
Vested	(201)	78.56
Forfeited	(47)	81.44
As of December 31, 2018	386	86.69
The fair value of shares vested for time-based RSUs is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Total	21	12	4
The weighted average grant date fair value of RSUs granted is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Total	48	59	75
As of December 31, 2018, there was $62 million of unrecognized compensation cost related to RSUs, excluding actual forfeitures, which is expected to be recognized over a weighted average period of two years.
The Company realized income tax benefits from RSU vestings as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Income tax benefit realized	7	9	7

21. Leases
Future minimum lease payments under non-cancelable rental and lease agreements, which have initial or remaining terms in excess of one year are as follows:

As of December 31, 2018
Capital Leases
(In $ millions)
2019	42
2020	42
2021	40
2022	32
2023	23
Later years	88
Sublease income	—
Minimum lease commitments	267
Less amounts representing interest	(100)
Present value of net minimum lease obligations	167

As of December 31, 2018
Operating Leases
(In $ millions)
2019	43
2020	34
2021	25
2022	23
2023	21
Later years	130
Sublease income	—
Minimum lease commitments	276
The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.
Rent expense recorded under all operating leases is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Total	96	91	77
22. Derivative Financial Instruments
Derivatives Designated As Hedges
Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Total	400	—

Net Investment Hedges
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of December 31,
	2018	2017
	(In € millions)
Total	1,550	1,050
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total US dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2019 Maturity
(In $ millions)
Currency
Brazilian real	(14)
British pound sterling	(84)
Canadian dollar	33
Chinese yuan	(74)
Euro	106
Hungarian forint	11
Indonesian rupiah	(13)
Japanese yen	(2)
Korean won	15
Mexican peso	(68)
Singapore dollar	41
Swedish krona	(6)
Total	(55)
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Total	1,071	740
Hedging activity for foreign currency forwards and commodity swaps is as follows:

	Year Ended December 31,			Statement of Operations Classification
	2018	2017	2016
	(In $ millions)
Hedging activities	1	4	2	Cost of sales; Interest expense
Ineffective portion of hedging activities	—	—	—	Other income (expense), net

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)			Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(2)	4	7	1	5	2	Cost of sales
Interest rate swaps	(10)	—	—	—	—	—	Interest expense
Foreign currency forwards	1	(1)	—	—	(1)	—	Cost of sales
Total	(11)	3	7	1	4	2

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 14)	51	(119)	61	—	—	—	N/A
Foreign currency forwards	—	2	—	—	—	—	N/A
Total	51	(117)	61	—	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	13	2	14	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	—	13	2	14
See Note 23 for additional information regarding the fair value of the Company's derivative instruments.
Certain of the Company's commodity swaps, interest rate swaps and foreign currency forwards and swaps permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement.
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Derivative Assets
Gross amount recognized	11	13
Gross amount offset in the consolidated balance sheets	2	4
Net amount presented in the consolidated balance sheets	9	9
Gross amount not offset in the consolidated balance sheets	3	3
Net amount	6	6

	As of December 31,
	2018	2017
	(In $ millions)
Derivative Liabilities
Gross amount recognized	20	7
Gross amount offset in the consolidated balance sheets	2	4
Net amount presented in the consolidated balance sheets	18	3
Gross amount not offset in the consolidated balance sheets	3	3
Net amount	15	—
23. Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value on a recurring basis (Note 2) as follows:
Derivatives. Derivative financial instruments include interest rate swaps, commodity swaps and foreign currency forwards and swaps and are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for commodity swaps, interest rate swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

	Fair Value Measurement						Balance Sheet Classification
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2018	2017	2018	2017	2018	2017
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	1	2	1	2	Current Other assets
Commodity swaps	—	—	—	2	—	2	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	8	5	8	5	Current Other assets
Total assets	—	—	9	9	9	9
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	(1)	—	(1)	—	Noncurrent Other liabilities
Interest rate swaps	—	—	(10)	—	(10)	—	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(7)	(3)	(7)	(3)	Current Other liabilities
Total liabilities	—	—	(18)	(3)	(18)	(3)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In $ millions)
Equity investments without readily determinable fair values	164	159	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	37	42	37	42	—	—	37	42
Long-term debt, including current installments of long-term debt	3,355	3,398	3,204	3,299	168	208	3,372	3,507
In general, the equity investments included in the table above are not publicly traded and their fair values are not readily determinable; however, the Company believes the carrying values approximate or are less than the fair values. Insurance contracts in nonqualified trusts consist of long-term fixed income securities, which are valued using independent vendor pricing models with observable inputs in the active market and therefore represent a Level 2 fair value measurement. The fair value of long-term debt is based on valuations from third-party banks and market quotations and is classified as Level 2 in the fair value measurement hierarchy. The fair value of obligations under capital leases, which are included in long-term debt, is based on lease payments and discount rates, which are not observable in the market and therefore represents a Level 3 fair value measurement.
As of December 31, 2018 and 2017, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2018 are $89 million. Most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.

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
Based on the Company's evaluation of currently available information, including the lack of requests for indemnification, the Company cannot estimate the remaining demerger obligations, if any, in excess of amounts accrued.

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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of December 31, 2018. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2018, the Company had unconditional purchase obligations of $1.4 billion, which extend through 2036.
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
European Commission Investigation
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

25. Supplemental Cash Flow Information

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Interest paid, net of amounts capitalized	133	130	130
Taxes paid, net of refunds	100	123	129
Noncash Investing and Financing Activities
Accrued treasury stock repurchases	13	—	—
Accrued capital expenditures	(4)	14	1
Asset retirement obligations	(7)	2	2
Fair value adjustment to securities available for sale, net of tax	—	(1)	—
26. Segment Information
Business Segments
Effective January 1, 2018, the Company reorganized its operating and reportable segments to align with recent structural and management reporting changes. The changes reflect the movement of its food ingredients business from the Consumer Specialties reportable segment into the Engineered Materials reportable segment. In addition, the former Consumer Specialties reportable segment was renamed the Acetate Tow segment, and the former Advanced Engineered Materials reportable segment was renamed the Engineered Materials segment. This reorganization better reflects how the Company manages its food ingredients' related products commercially. Engineered Materials and food ingredients are both project-based models that focus on delivering customized solutions and are led by the same senior management team.
Effective December 31, 2018, the Company further reorganized its operating and reportable segments to align with recent structural and management reporting changes. The change reflects the resegmentation of the former Industrial Specialties and former Acetyl Intermediates operating and reportable segments, to the Acetyl Chain operating and reportable segment. This reorganization reflects the culmination of a shift in operating strategy and organizational hierarchy, with a focus on integration, collaboration and maximization of value creation through its global optionality and integrated chain model of the underlying businesses along the Acetyl Chain segment.
The Company operates through business segments according to the nature and economic characteristics of its products and customer relationships, as well as the manner in which the information is used internally by the Company's key decision maker, who is the Company's Chief Executive Officer.
The Company's business segments are as follows:

•	Engineered Materials
The Company's Engineered Materials segment includes the engineered materials business, our food ingredients business and certain strategic affiliates. The engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for automotive and medical applications, as well as industrial products and consumer electronics. Together with its strategic affiliates, the Company's engineered materials business is a leading participant in the global specialty polymers industry. The primary products of Engineered Materials are used in a broad range of end-use products including fuel system components, automotive safety systems, medical applications, electronics, appliances, industrial products, battery separators, conveyor belts, filtration equipment, coatings, and electrical applications and products. It is also a leading global supplier of acesulfame potassium for the food and beverage industry and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid.

•	Acetate Tow
The Company's Acetate Tow segment serves consumer-driven applications and is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications.

•	Acetyl Chain
The Company's Acetyl Chain segment includes the integrated chain of intermediate chemistry, emulsion polymers and ethylene vinyl acetate ("EVA") polymers businesses, based on similar products, production processes, classes of customers and selling and distribution practices as well as economic similarities over a normal business cycle. The Company's intermediate chemistry business produces and supplies acetyl products, including acetic acid, vinyl acetate monomer, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. It also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products. The Company's emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The Company's EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds, as well as select grades of low-density polyethylene. The Company's EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting.

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

Sales transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Engineered Materials	Acetate Tow		Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2018
Net sales	2,593	649	(1)	4,042	(2)	—	(129)	7,155
Other (charges) gains, net (Note 18)	—	(2)		11		—	—	9
Operating profit (loss)	460	130		1,024		(280)	—	1,334
Equity in net earnings (loss) of affiliates	218	—		6		9	—	233
Depreciation and amortization	126	58		148		11	—	343
Capital expenditures	105	29		182		17	—	333	(3)
	As of December 31, 2018
Goodwill and intangible assets, net	974	153		240		—	—	1,367
Total assets	4,012	1,032		3,471		798	—	9,313
	Year Ended December 31, 2017 - As Adjusted (Note 3)
Net sales	2,213	668	(1)	3,371	(2)	—	(112)	6,140
Other (charges) gains, net (Note 18)	(2)	(2)		(52)		(3)	—	(59)
Operating profit (loss)	412	189		509		(253)	—	857
Equity in net earnings (loss) of affiliates	171	—		6		6	—	183
Depreciation and amortization	111	41		143		10	—	305
Capital expenditures	78	39		150		14	—	281	(3)
	As of December 31, 2017
Goodwill and intangible assets, net	902	154		248		—	—	1,304
Total assets	3,866	1,163		3,518		991	—	9,538
	Year Ended December 31, 2016 - As Adjusted (Note 3)
Net sales	1,552	821	(1)	3,132	(2)	—	(116)	5,389
Other (charges) gains, net (Note 18)	(2)	(1)		(5)		—	—	(8)
Operating profit (loss)	377	276		443		(163)	1	934
Equity in net earnings (loss) of affiliates	125	—		6		24	—	155
Depreciation and amortization	95	42		141		12	—	290
Capital expenditures	75	36		124		12	—	247	(3)
______________________________

(1)	Includes intersegment sales of $0 million, $2 million, and $0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes intersegment sales of $129 million, $110 million and $116 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
Includes a decrease in accrued capital expenditures of $4 million for the year ended December 31, 2018 and an increase in accrued capital expenditures of $14 million and $1 million for the years ended December 31, 2017 and 2016, respectively.

Geographical Area Information
The net sales to external customers based on geographic location are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In $ millions)
Belgium	261	295	408
Canada	115	92	123
China	1,070	833	745
Germany	2,335	1,776	1,540
Mexico	307	257	214
Singapore	997	867	758
US	1,769	1,572	1,451
Other	301	448	150
Total	7,155	6,140	5,389
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2018	2017
	(In $ millions)
Belgium	54	57
Canada	114	128
China	331	363
Germany	903	979
Mexico	144	162
Singapore	83	87
US	1,961	1,857
Other	129	129
Total	3,719	3,762
27. Revenue
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
The Company manages its Acetyl Chain business segment by leveraging its ability to sell chemicals externally to end-use markets or downstream to its emulsion polymers business. Decisions to sell externally and geographically or downstream and along the Acetyl Chain are based on market demand, trade flows and maximizing the value of its chemicals. Therefore, the Company's strategic focus is on executing within this integrated chain model and less on driving product-specific revenue.

Further disaggregation of Net sales by business segment and geographic destination is as follows:

Year Ended December 31, 2018
(In $ millions)
Engineered Materials
North America	770
Europe and Africa	1,216
Asia-Pacific	532
South America	75
Total	2,593

Acetate Tow
North America	133
Europe and Africa	260
Asia-Pacific	217
South America	39
Total	649

Acetyl Chain
North America	1,145
Europe and Africa	1,236
Asia-Pacific	1,411
South America	121
Total(1)	3,913
______________________________

(1)	Excludes intersegment sales of $129 million for the year ended December 31, 2018.
28. Earnings (Loss) Per Share

	Year Ended December 31,
	2018	2017	2016
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,212	856	902
Earnings (loss) from discontinued operations	(5)	(13)	(2)
Net earnings (loss)	1,207	843	900

Weighted average shares - basic	134,305,269	137,902,667	144,939,433
Incremental shares attributable to equity awards(1)	1,111,589	414,728	728,748
Weighted average shares - diluted	135,416,858	138,317,395	145,668,181
______________________________

(1)	Excludes 0, 29 and 836 equity award shares for the years ended December 31, 2018, 2017 and 2016, respectively, as their effect would have been antidilutive.

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
The consolidating financial information for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,387	5,954	(1,186)	7,155
Cost of sales	—	—	(1,898)	(4,471)	1,186	(5,183)
Gross profit	—	—	489	1,483	—	1,972
Selling, general and administrative expenses	—	—	(213)	(333)	—	(546)
Amortization of intangible assets	—	—	(8)	(16)	—	(24)
Research and development expenses	—	—	(30)	(42)	—	(72)
Other (charges) gains, net	—	—	—	9	—	9
Foreign exchange gain (loss), net	—	(3)	—	3	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(10)	5	—	(5)
Operating profit (loss)	—	(3)	228	1,109	—	1,334
Equity in net earnings (loss) of affiliates	1,207	1,202	1,033	220	(3,429)	233
Non-operating pension and other postretirement employee benefit (expense) income	—	—	(28)	(34)	—	(62)
Interest expense	—	(30)	(118)	(33)	56	(125)
Refinancing expense	—	(1)	—	—	—	(1)
Interest income	—	45	7	10	(56)	6
Dividend income - equity investments	—	—	—	113	4	117
Other income (expense), net	—	5	1	3	(1)	8
Earnings (loss) from continuing operations before tax	1,207	1,218	1,123	1,388	(3,426)	1,510
Income tax (provision) benefit	—	(11)	(106)	(176)	1	(292)
Earnings (loss) from continuing operations	1,207	1,207	1,017	1,212	(3,425)	1,218
Earnings (loss) from operation of discontinued operations	—	—	3	(8)	—	(5)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	(1)	1	—	—
Earnings (loss) from discontinued operations	—	—	2	(7)	—	(5)
Net earnings (loss)	1,207	1,207	1,019	1,205	(3,425)	1,213
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net earnings (loss) attributable to Celanese Corporation	1,207	1,207	1,019	1,199	(3,425)	1,207

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2017 - As Adjusted (Note 3)
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,240	5,013	(1,113)	6,140
Cost of sales	—	—	(1,723)	(4,014)	1,108	(4,629)
Gross profit	—	—	517	999	(5)	1,511
Selling, general and administrative expenses	—	—	(189)	(307)	—	(496)
Amortization of intangible assets	—	—	(4)	(16)	—	(20)
Research and development expenses	—	—	(32)	(41)	—	(73)
Other (charges) gains, net	—	—	(6)	(53)	—	(59)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(8)	3	—	(5)
Operating profit (loss)	—	—	278	584	(5)	857
Equity in net earnings (loss) of affiliates	843	867	591	166	(2,284)	183
Non-operating pension and other postretirement employee benefit (expense) income	—	—	60	(16)	—	44
Interest expense	—	(20)	(104)	(30)	32	(122)
Refinancing expense	—	—	—	—	—	—
Interest income	—	25	4	5	(32)	2
Dividend income - equity investments	—	—	—	111	(3)	108
Other income (expense), net	—	(3)	2	4	—	3
Earnings (loss) from continuing operations before tax	843	869	831	824	(2,292)	1,075
Income tax (provision) benefit	—	(26)	(62)	(125)	—	(213)
Earnings (loss) from continuing operations	843	843	769	699	(2,292)	862
Earnings (loss) from operation of discontinued operations	—	—	(2)	(14)	—	(16)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	1	2	—	3
Earnings (loss) from discontinued operations	—	—	(1)	(12)	—	(13)
Net earnings (loss)	843	843	768	687	(2,292)	849
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net earnings (loss) attributable to Celanese Corporation	843	843	768	681	(2,292)	843

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2016 - As Adjusted (Note 3)
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,162	4,322	(1,095)	5,389
Cost of sales	—	—	(1,658)	(3,427)	1,101	(3,984)
Gross profit	—	—	504	895	6	1,405
Selling, general and administrative expenses	—	—	(113)	(265)	—	(378)
Amortization of intangible assets	—	—	(5)	(4)	—	(9)
Research and development expenses	—	—	(32)	(46)	—	(78)
Other (charges) gains, net	—	—	—	(8)	—	(8)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(8)	17	(6)	3
Operating profit (loss)	—	—	346	588	—	934
Equity in net earnings (loss) of affiliates	898	939	653	146	(2,481)	155
Non-operating pension and other postretirement employee benefit (expense) income	—	—	2	(43)	—	(41)
Interest expense	—	(16)	(94)	(29)	19	(120)
Refinancing expense	—	(4)	(2)	—	—	(6)
Interest income	—	12	4	5	(19)	2
Dividend income - equity investments	—	—	—	107	1	108
Other income (expense), net	—	(1)	1	(2)	—	(2)
Earnings (loss) from continuing operations before tax	898	930	910	772	(2,480)	1,030
Income tax (provision) benefit	2	(32)	(53)	(36)	(3)	(122)
Earnings (loss) from continuing operations	900	898	857	736	(2,483)	908
Earnings (loss) from operation of discontinued operations	—	—	(2)	(1)	—	(3)
Gain (loss) on disposition of discontinued operations	—	—	—	—	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	900	898	855	736	(2,483)	906
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net earnings (loss) attributable to Celanese Corporation	900	898	855	730	(2,483)	900

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	1,207	1,207	1,019	1,205	(3,425)	1,213
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	6	13	(19)	—
Foreign currency translation	(60)	(60)	(90)	(109)	259	(60)
Gain (loss) from cash flow hedges	(10)	(10)	(2)	(1)	13	(10)
Pension and postretirement benefits	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	(70)	(70)	(86)	(97)	253	(70)
Total comprehensive income (loss), net of tax	1,137	1,137	933	1,108	(3,172)	1,143
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Celanese Corporation	1,137	1,137	933	1,102	(3,172)	1,137

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	843	843	768	687	(2,292)	849
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	(1)	(1)	3	(1)
Foreign currency translation	174	174	226	268	(668)	174
Gain (loss) from cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits	9	9	7	10	(26)	9
Total other comprehensive income (loss), net of tax	181	181	231	276	(688)	181
Total comprehensive income (loss), net of tax	1,024	1,024	999	963	(2,980)	1,030
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Celanese Corporation	1,024	1,024	999	957	(2,980)	1,024

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	900	898	855	736	(2,483)	906
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Foreign currency translation	(11)	(11)	(65)	(73)	149	(11)
Gain (loss) from cash flow hedges	5	5	5	5	(15)	5
Pension and postretirement benefits	(4)	(4)	(4)	(2)	10	(4)
Total other comprehensive income (loss), net of tax	(10)	(10)	(64)	(70)	144	(10)
Total comprehensive income (loss), net of tax	890	888	791	666	(2,339)	896
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Celanese Corporation	890	888	791	660	(2,339)	890

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	30	409	—	439
Trade receivables - third party and affiliates	—	—	96	1,040	(119)	1,017
Non-trade receivables, net	40	551	797	697	(1,784)	301
Inventories, net	—	—	329	765	(48)	1,046
Marketable securities, at fair value	—	—	31	—	—	31
Other assets	—	24	10	37	(31)	40
Total current assets	40	575	1,293	2,948	(1,982)	2,874
Investments in affiliates	3,503	4,820	4,678	855	(12,877)	979
Property, plant and equipment, net	—	—	1,289	2,430	—	3,719
Deferred income taxes	—	—	—	86	(2)	84
Other assets	—	1,658	142	461	(1,971)	290
Goodwill	—	—	399	658	—	1,057
Intangible assets, net	—	—	132	178	—	310
Total assets	3,543	7,053	7,933	7,616	(16,832)	9,313
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	544	333	465	258	(1,039)	561
Trade payables - third party and affiliates	13	1	342	583	(120)	819
Other liabilities	1	87	267	258	(270)	343
Income taxes payable	—	—	475	88	(507)	56
Total current liabilities	558	421	1,549	1,187	(1,936)	1,779
Noncurrent Liabilities
Long-term debt, net of unamortized deferred financing costs	—	3,104	1,679	127	(1,940)	2,970
Deferred income taxes	—	15	85	157	(2)	255
Uncertain tax positions	—	—	6	152	—	158
Benefit obligations	—	—	250	314	—	564
Other liabilities	1	10	99	138	(40)	208
Total noncurrent liabilities	1	3,129	2,119	888	(1,982)	4,155
Total Celanese Corporation stockholders' equity	2,984	3,503	4,265	5,146	(12,914)	2,984
Noncontrolling interests	—	—	—	395	—	395
Total equity	2,984	3,503	4,265	5,541	(12,914)	3,379
Total liabilities and equity	3,543	7,053	7,933	7,616	(16,832)	9,313

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	230	346	—	576
Trade receivables - third party and affiliates	—	—	89	988	(91)	986
Non-trade receivables, net	38	482	279	385	(940)	244
Inventories, net	—	—	277	672	(49)	900
Marketable securities, at fair value	—	—	32	—	—	32
Other assets	—	60	12	93	(111)	54
Total current assets	38	542	919	2,484	(1,191)	2,792
Investments in affiliates	2,850	4,283	3,916	861	(10,934)	976
Property, plant and equipment, net	—	—	1,145	2,617	—	3,762
Deferred income taxes	—	6	206	158	(4)	366
Other assets	—	1,295	171	165	(1,293)	338
Goodwill	—	—	314	689	—	1,003
Intangible assets, net	—	—	48	253	—	301
Total assets	2,888	6,126	6,719	7,227	(13,422)	9,538
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	—	76	148	369	(267)	326
Trade payables - third party and affiliates	—	1	300	598	(92)	807
Other liabilities	—	71	302	273	(292)	354
Income taxes payable	—	—	471	92	(491)	72
Total current liabilities	—	148	1,221	1,332	(1,142)	1,559
Noncurrent Liabilities
Long-term debt, net of unamortized deferred financing costs	—	3,128	1,254	233	(1,300)	3,315
Deferred income taxes	—	—	—	215	(4)	211
Uncertain tax positions	—	—	1	157	(2)	156
Benefit obligations	—	—	277	308	—	585
Other liabilities	—	—	255	158	—	413
Total noncurrent liabilities	—	3,128	1,787	1,071	(1,306)	4,680
Total Celanese Corporation stockholders' equity	2,888	2,850	3,711	4,412	(10,974)	2,887
Noncontrolling interests	—	—	—	412	—	412
Total equity	2,888	2,850	3,711	4,824	(10,974)	3,299
Total liabilities and equity	2,888	6,126	6,719	7,227	(13,422)	9,538

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	1,085	560	259	833	(1,179)	1,558
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(225)	(112)	—	(337)
Acquisitions, net of cash acquired	—	—	(144)	—	—	(144)
Proceeds from sale of businesses and assets, net	—	—	—	13	—	13
Return of capital from subsidiary	—	—	233	—	(233)	—
Contributions to subsidiary	—	—	(25)	—	25	—
Intercompany loan receipts (disbursements)	—	(427)	(66)	(285)	778	—
Other, net	—	—	(8)	(31)	—	(39)
Net cash provided by (used in) investing activities	—	(427)	(235)	(415)	570	(507)
Financing Activities
Short-term borrowings (repayments), net	—	61	18	(51)	(66)	(38)
Proceeds from short-term borrowings	—	—	—	51	—	51
Repayments of short-term borrowings	—	—	—	(78)	—	(78)
Proceeds from long-term debt	—	846	427	—	(712)	561
Repayments of long-term debt	—	(494)	(26)	(16)	—	(536)
Purchases of treasury stock, including related fees	(805)	—	—	—	—	(805)
Dividends to parent	—	(541)	(633)	(5)	1,179	—
Contributions from parent	—	—	—	25	(25)	—
Stock option exercises	—	—	—	—	—	—
Common stock dividends	(280)	—	—	—	—	(280)
Return of capital to parent	—	—	—	(233)	233	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(23)	—	(23)
Other, net	—	(5)	(10)	(2)	—	(17)
Net cash provided by (used in) financing activities	(1,085)	(133)	(224)	(332)	609	(1,165)
Exchange rate effects on cash and cash equivalents	—	—	—	(23)	—	(23)
Net increase (decrease) in cash and cash equivalents	—	—	(200)	63	—	(137)
Cash and cash equivalents as of beginning of period	—	—	230	346	—	576
Cash and cash equivalents as of end of period	—	—	30	409	—	439

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	740	868	425	593	(1,823)	803
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(176)	(91)	—	(267)
Acquisitions, net of cash acquired	—	(11)	(12)	(274)	28	(269)
Proceeds from sale of businesses and assets, net	—	—	9	20	(28)	1
Return of capital from subsidiary	—	16	241	—	(257)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(530)	(25)	—	555	—
Other, net	—	—	(2)	(12)	—	(14)
Net cash provided by (used in) investing activities	—	(525)	35	(357)	298	(549)
Financing Activities
Short-term borrowings (repayments), net	—	56	15	51	(11)	111
Proceeds from short-term borrowings	—	—	—	182	—	182
Repayments of short-term borrowings	—	—	—	(124)	—	(124)
Proceeds from long-term debt	—	351	530	14	(544)	351
Repayments of long-term debt	—	(6)	(2)	(69)	—	(77)
Purchases of treasury stock, including related fees	(500)	—	—	—	—	(500)
Dividends to parent	—	(741)	(802)	(280)	1,823	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	1
Common stock dividends	(241)	—	—	—	—	(241)
Return of capital to parent	—	—	—	(257)	257	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(27)	—	(27)
Other, net	—	(3)	(22)	(2)	—	(27)
Net cash provided by (used in) financing activities	(740)	(343)	(281)	(512)	1,525	(351)
Exchange rate effects on cash and cash equivalents	—	—	—	35	—	35
Net increase (decrease) in cash and cash equivalents	—	—	179	(241)	—	(62)
Cash and cash equivalents as of beginning of period	—	—	51	587	—	638
Cash and cash equivalents as of end of period	—	—	230	346	—	576

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	695	711	(21)	872	(1,364)	893
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(139)	(107)	—	(246)
Acquisitions, net of cash acquired	—	—	—	(178)	—	(178)
Proceeds from sale of businesses and assets, net	—	—	1	11	—	12
Return of capital from subsidiary	—	145	758	—	(903)	—
Contributions to subsidiary	—	—	—	—	—	—
Intercompany loan receipts (disbursements)	—	(283)	19	90	174	—
Other, net	—	—	(10)	(17)	—	(27)
Net cash provided by (used in) investing activities	—	(138)	629	(201)	(729)	(439)
Financing Activities
Short-term borrowings (repayments), net	—	(371)	1	(1)	19	(352)
Proceeds from short-term borrowings	—	—	—	53	—	53
Repayments of short-term borrowings	—	—	—	(90)	—	(90)
Proceeds from long-term debt	—	1,589	746	—	(826)	1,509
Repayments of long-term debt	—	(1,083)	(635)	(42)	633	(1,127)
Purchases of treasury stock, including related fees	(500)	—	—	—	—	(500)
Dividends to parent	—	(695)	(669)	—	1,364	—
Contributions from parent	—	—	—	—	—	—
Stock option exercises	6	—	—	—	—	6
Common stock dividends	(201)	—	—	—	—	(201)
Return of capital to parent	—	—	—	(903)	903	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(24)	—	(24)
Other, net	—	(13)	(21)	1	—	(33)
Net cash provided by (used in) financing activities	(695)	(573)	(578)	(1,006)	2,093	(759)
Exchange rate effects on cash and cash equivalents	—	—	—	(24)	—	(24)
Net increase (decrease) in cash and cash equivalents	—	—	30	(359)	—	(329)
Cash and cash equivalents as of beginning of period	—	—	21	946	—	967
Cash and cash equivalents as of end of period	—	—	51	587	—	638

30. Subsequent Events
On January 7, 2019, Celanese, Celanese US and certain subsidiary borrowers entered into a new credit agreement with a group of lenders. The new agreement is substantially the same as the prior Credit Agreement, except that the facility was increased to $1.25 billion and the maturity date was extended to January 2024.
On January 2, 2019, using cash on hand, the Company completed the acquisition of 100% of the ownership interests of Next Polymers Ltd., an India-based engineering thermoplastics ("ETP") compounder. The acquisition strengthens the Company's position in the Indian ETP market and further expands the Company's global manufacturing footprint. The acquisition will be accounted for as a business combination, and the acquired operations will be included in the Engineered Materials segment beginning in the first quarter of 2019. The Company has not presented a purchase price allocation related to the fair values of assets acquired and liabilities assumed because the initial accounting for the acquisition was incomplete as of the issuance date of the financial statements. The acquisition is not expected to be material to the Company's 2019 financial position or results of operations.

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

2.2
Termination Agreement, dated as of March 19, 2018, by and among Celanese US Holdings LLC, BCP VII Jade Cayman Aggregator Ltd., BCP VII Swordfish Aggregator L.P., Acetate UTP C.V., and Lower Tier Partnership Netherlands C.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2018).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on October 18, 2016).

3.1(a)
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Celanese Corporation dated as of April 21, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 22, 2016).

3.1(b)
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Celanese Corporation dated as of September 17, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 17, 2018).

3.2	Fifth Amended and Restated By-laws, effective as of July 16, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2018).

4.1	Form of certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A/A filed with the SEC on September 18, 2018).

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

Exhibit Number
Description

4.10
Eighth Supplemental Indenture, dated as of November 5, 2018, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 5, 2018).

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

10.1(b)
Credit Agreement, dated as of January 7, 2019, by and among Celanese Corporation, Celanese US Holdings LLC, Celanese Europe B.V., Elwood C.V., certain subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, each lender from time to time part thereto, Bank of America N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer and other Swing Line Lenders and L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2019).

10.2
Purchase and Sale Agreement, dated August 28, 2013, among Celanese Acetate LLC, Celanese Ltd., Ticona Polymers, Inc. and CE Receivables LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-32410) filed with the SEC on September 3, 2013).

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

10.2(c)
Receivables Purchase Agreement, dated August 28, 2013, among Celanese International Corporation, CE Receivables LLC, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-32410) filed with the SEC on September 3, 2013).

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

Exhibit Number
Description

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

10.2(i)
Performance Guaranty, dated August 28, 2013, by Celanese US Holdings LLC in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-32410) filed with the SEC on September 3, 2013).

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

10.5(a)‡
Form of Nonqualified Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-32410) filed with the SEC on July 25, 2012).

10.6‡
Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, April 19, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-32410) filed with the SEC on April 23, 2012).

10.6(a)‡	Form of 2014-2015 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 22, 2014).

10.6(b)‡	Form of 2014-2015 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 22, 2014).

10.6(c)‡
Form of 2014-2018 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 18, 2014).

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

10.7(a)‡	Form of 2017 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.7(b)‡	Form of 2018 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 17, 2018).

10.7(c)‡	Form of 2018 Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 17, 2018).

Exhibit Number
Description

10.8‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-158734) filed on April 23, 2009).

10.9‡	Celanese Corporation 2018 Global Incentive Plan, effective as of April 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2018).

10.10(a)‡
Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on February 12, 2013).

10.10(b)‡	Executive Severance Benefits Plan, amended effective October 18, 2017 (incorporated by reference to Exhibit 10.9(b) the Annual Report on Form 10-K filed with the SEC on February 9, 2018).

10.11(a)‡
Letter Agreement, dated November 4, 2011, between Celanese Corporation and Mark C. Rohr (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on November 7, 2011).

10.11(b)‡
Offer Letter, dated May 4, 2015, between Celanese Corporation and Patrick D. Quarles (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 17, 2015).

10.11(c)‡
Agreement and General Release, dated January 18, 2017, between Celanese Corporation and Gjon N. Nivica Jr. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.11(d)‡
Offer Letter, dated January 6, 2017, between Celanese Corporation and Peter G. Edwards (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.11(e)‡
Agreement and General Release, dated September 12, 2017, between Celanese Corporation and Patrick D. Quarles (incorporated by reference to Exhibit 10.10(g) the Annual Report on Form 10-K filed with the SEC on February 9, 2018).

10.11(f)‡
Agreement and General Release, dated February 16, 2018, between Celanese Corporation and Christopher W. Jensen (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 17, 2018).

10.12(a)‡
Form of 2012 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on July 25, 2012).

10.12(b)‡
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

Exhibit Number
Description

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