Form 10-Q
period 2019-03-31
Celanese Corp
filed 2019-04-23
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of April 18, 2019 was 126,612,492.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2019

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
	(In $ millions, except share and per share data)
Net sales	1,687	1,851
Cost of sales	(1,234)	(1,336)
Gross profit	453	515
Selling, general and administrative expenses	(120)	(147)
Amortization of intangible assets	(6)	(6)
Research and development expenses	(16)	(18)
Other (charges) gains, net	4	—
Foreign exchange gain (loss), net	5	(1)
Gain (loss) on disposition of businesses and assets, net	—	—
Operating profit (loss)	320	343
Equity in net earnings (loss) of affiliates	50	58
Non-operating pension and other postretirement employee benefit (expense) income	17	26
Interest expense	(31)	(33)
Interest income	1	2
Dividend income - equity investments	32	32
Other income (expense), net	(4)	4
Earnings (loss) from continuing operations before tax	385	432
Income tax (provision) benefit	(46)	(65)
Earnings (loss) from continuing operations	339	367
Earnings (loss) from operation of discontinued operations	(1)	(2)
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	(1)	(2)
Net earnings (loss)	338	365
Net (earnings) loss attributable to noncontrolling interests	(1)	(2)
Net earnings (loss) attributable to Celanese Corporation	337	363
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	338	365
Earnings (loss) from discontinued operations	(1)	(2)
Net earnings (loss)	337	363
Earnings (loss) per common share - basic
Continuing operations	2.65	2.69
Discontinued operations	(0.01)	(0.02)
Net earnings (loss) - basic	2.64	2.67
Earnings (loss) per common share - diluted
Continuing operations	2.64	2.68
Discontinued operations	(0.01)	(0.02)
Net earnings (loss) - diluted	2.63	2.66
Weighted average shares - basic	127,542,328	135,916,446
Weighted average shares - diluted	128,215,700	136,383,735
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2019	2018
	(In $ millions)
Net earnings (loss)	338	365
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	7	49
Gain (loss) on cash flow hedges	(3)	(1)
Pension and postretirement benefits gain (loss)	—	1
Total other comprehensive income (loss), net of tax	4	49
Total comprehensive income (loss), net of tax	342	414
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(2)
Comprehensive income (loss) attributable to Celanese Corporation	341	412

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2019	As of December 31, 2018
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2019: $23; 2018: $24)	441	439
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2019: $10; 2018: $10; variable interest entity restricted - 2019: $5; 2018: $6)	1,015	1,017
Non-trade receivables, net	343	301
Inventories	1,009	1,046
Marketable securities, at fair value	29	31
Other assets	47	40
Total current assets	2,884	2,874
Investments in affiliates	950	979
Property, plant and equipment (net of accumulated depreciation - 2019: $2,871; 2018: $2,803; variable interest entity restricted - 2019: $650; 2018: $659)	3,721	3,719
Operating lease right-of-use assets	210	—
Deferred income taxes	93	84
Other assets (variable interest entity restricted - 2019: $4; 2018: $5)	309	290
Goodwill	1,075	1,057
Intangible assets (variable interest entity restricted - 2019: $23; 2018: $23)	332	310
Total assets	9,574	9,313
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	743	561
Trade payables - third party and affiliates	699	819
Other liabilities	311	343
Income taxes payable	69	56
Total current liabilities	1,822	1,779
Long-term debt, net of unamortized deferred financing costs	2,933	2,970
Deferred income taxes	273	255
Uncertain tax positions	162	158
Benefit obligations	550	564
Operating lease liabilities	193	—
Other liabilities	202	208
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2019 and 2018: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2019: 168,897,951 issued and 126,612,492 outstanding; 2018: 168,418,954 issued and 128,095,849 outstanding)	—	—
Treasury stock, at cost (2019: 42,285,459 shares; 2018: 40,323,105 shares)	(3,048)	(2,849)
Additional paid-in capital	224	233
Retained earnings	6,114	5,847
Accumulated other comprehensive income (loss), net	(243)	(247)
Total Celanese Corporation stockholders' equity	3,047	2,984
Noncontrolling interests	392	395
Total equity	3,439	3,379
Total liabilities and equity	9,574	9,313

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	128,095,849	—	135,769,256	—
Stock option exercises	9,937	—	—	—
Purchases of treasury stock	(1,972,291)	—	—	—
Stock awards	478,997	—	86,454	—
Balance as of the end of the period	126,612,492	—	135,855,710	—
Treasury Stock
Balance as of the beginning of the period	40,323,105	(2,849)	32,387,713	(2,031)
Purchases of treasury stock, including related fees	1,972,291	(200)	—	—
Issuance of treasury stock for stock option exercises	(9,937)	1	—	—
Balance as of the end of the period	42,285,459	(3,048)	32,387,713	(2,031)
Additional Paid-In Capital
Balance as of the beginning of the period		233		175
Stock-based compensation, net of tax		(8)		17
Stock option exercises, net of tax		(1)		—
Balance as of the end of the period		224		192
Retained Earnings
Balance as of the beginning of the period		5,847		4,920
Net earnings (loss) attributable to Celanese Corporation		337		363
Common stock dividends		(70)		(63)
Balance as of the end of the period		6,114		5,220
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(247)		(177)
Other comprehensive income (loss), net of tax		4		49
Balance as of the end of the period		(243)		(128)
Total Celanese Corporation stockholders' equity		3,047		3,253
Noncontrolling Interests
Balance as of the beginning of the period		395		412
Net earnings (loss) attributable to noncontrolling interests		1		2
(Distributions to) contributions from noncontrolling interests		(4)		(2)
Balance as of the end of the period		392		412
Total equity		3,439		3,665

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In $ millions)
Operating Activities
Net earnings (loss)	338	365
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	84	80
Pension and postretirement net periodic benefit cost	(15)	(24)
Pension and postretirement contributions	(12)	(12)
Deferred income taxes, net	(5)	(4)
(Gain) loss on disposition of businesses and assets, net	—	1
Stock-based compensation	14	22
Undistributed earnings in unconsolidated affiliates	21	19
Other, net	6	5
Operating cash provided by (used in) discontinued operations	—	—
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	6	(190)
Inventories	40	(27)
Other assets	(23)	(29)
Trade payables - third party and affiliates	(81)	—
Other liabilities	(66)	(63)
Net cash provided by (used in) operating activities	307	143
Investing Activities
Capital expenditures on property, plant and equipment	(79)	(86)
Acquisitions, net of cash acquired	(91)	(144)
Proceeds from sale of businesses and assets, net	—	9
Other, net	(7)	(14)
Net cash provided by (used in) investing activities	(177)	(235)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	197	101
Proceeds from short-term borrowings	—	36
Repayments of short-term borrowings	(12)	(38)
Proceeds from long-term debt	—	—
Repayments of long-term debt	(7)	(31)
Purchases of treasury stock, including related fees	(212)	—
Stock option exercises	—	—
Common stock dividends	(70)	(63)
(Distributions to) contributions from noncontrolling interests	(4)	(2)
Other, net	(22)	(5)
Net cash provided by (used in) financing activities	(130)	(2)
Exchange rate effects on cash and cash equivalents	2	8
Net increase (decrease) in cash and cash equivalents	2	(86)
Cash and cash equivalents as of beginning of period	439	576
Cash and cash equivalents as of end of period	441	490

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company and Basis of Presentation
Description of the Company
Celanese Corporation and its subsidiaries (collectively, the "Company") is a global chemical and specialty materials company. The Company produces high performance engineered polymers that are used in a variety of high-value applications, as well as acetyl products, which are intermediate chemicals, for nearly all major industries. The Company also engineers and manufactures a wide variety of products essential to everyday living. The Company's broad product portfolio serves a diverse set of end-use applications including automotive, chemical additives, construction, consumer and industrial adhesives, consumer and medical, energy storage, filtration, food and beverage, paints and coatings, paper and packaging, performance industrial and textiles.
Definitions
In this Quarterly Report on Form 10-Q ("Quarterly Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term "Celanese US" refers to the Company's subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2019 and 2018 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2018, filed on February 7, 2019 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year.
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
The Company has reclassified certain prior period amounts to conform to the presentation of the Company's current reportable segments.

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
		January 1, 2019.	The Company adopted the new guidance effective January 1, 2019. The adoption of the new guidance did not have a material impact on the Company.

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
January 1, 2019.
The Company adopted the new guidance effective January 1, 2019, using the modified retrospective transition method, which did not require the Company to adjust comparative periods. See the Adoption of ASU 2016-02 section below for additional information.

Adoption of ASU 2016-02, Leases
The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. Prior period amounts have not been adjusted. In addition, the Company elected the following practical expedients:

•	the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification;

•	the land easements practical expedient, which allowed the Company to carry forward the accounting treatment for land easements on existing agreements;

•	the short-term lease practical expedient, which allowed the Company to exclude short-term leases from recognition in the unaudited consolidated balance sheets; and

•	the bifurcation of lease and non-lease components practical expedient, which did not require the Company to bifurcate lease and non-lease components for all classes of assets.
The adoption of this accounting standard resulted in the recording of Operating lease right-of-use ("ROU") assets and Operating lease liabilities of $223 million and $240 million, respectively, as of January 1, 2019. The difference between the operating lease assets and liabilities was recorded as an adjustment to Other liabilities, primarily related to deferred rent (lease incentives). The adoption of ASU 2016-02 had no impact on Retained earnings.
See Note 16 for additional information.
3. Acquisitions, Dispositions and Plant Closures
Acquisitions

•	Omni Plastics
In February 2018, using cash on hand and borrowings under the Company's senior unsecured revolving credit facility, the Company acquired 100% of the ownership interests of Omni Plastics, L.L.C. and its subsidiaries ("Omni Plastics"). Omni Plastics specializes in custom compounding of various engineered thermoplastic materials. The acquisition further strengthens the Company's global asset base by adding compounding capacity in the Americas. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the measurement period, there were no adjustments that materially impacted the Company's goodwill initially recorded.
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Cash and cash equivalents	23	24
Trade receivables, net - third party and affiliates	10	11
Property, plant and equipment (net of accumulated depreciation - 2019: $140; 2018: $130)	650	659
Intangible assets (net of accumulated amortization - 2019: $3; 2018: $3)	23	23
Other assets	4	5
Total assets(1)	710	722

Trade payables	8	16
Other liabilities(2)	7	4
Total debt	4	5
Deferred income taxes	3	3
Total liabilities	22	28
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of March 31, 2019, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Property, plant and equipment, net	39	42

Trade payables	23	27
Current installments of long-term debt	15	14
Long-term debt	54	57
Total liabilities	92	98

Maximum exposure to loss	125	133
The difference between the total liabilities associated with obligations to nonconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 19).

5. Marketable Securities
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans. Available-for-sale securities as of March 31, 2019 and December 31, 2018 were $29 million and $31 million, respectively, and were recorded at amortized cost, which approximates fair value.
6. Inventories

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Finished goods	678	697
Work-in-process	67	70
Raw materials and supplies	264	279
Total	1,009	1,046
7. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2018	707	148	202	1,057
Acquisitions	29	—	—	29
Exchange rate changes	(8)	—	(3)	(11)
As of March 31, 2019(1)	728	148	199	1,075
______________________________

(1)	There were $0 million of accumulated impairment losses as of March 31, 2019.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2018	42	651	44	56	793
Acquisitions	—	25	—	—	25	(1)
Exchange rate changes	1	(7)	—	—	(6)
As of March 31, 2019	43	669	44	56	812
Accumulated Amortization
As of December 31, 2018	(33)	(495)	(32)	(35)	(595)
Amortization	—	(4)	(1)	(1)	(6)
Exchange rate changes	(1)	7	—	—	6
As of March 31, 2019	(34)	(492)	(33)	(36)	(595)
Net book value	9	177	11	20	217
______________________________

(1)	Represents intangible assets acquired related to Next Polymers Ltd. with a weighted average amortization period of 13 years.

Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2018	112
Acquisitions	4
Accumulated impairment losses	—
Exchange rate changes	(1)
As of March 31, 2019	115
For the three months ended March 31, 2019, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2020	22
2021	21
2022	19
2023	17
2024	16
8. Current Other Liabilities

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Asset retirement obligations	3	3
Benefit obligations (Note 11)	30	30
Customer rebates (Note 21)	46	76
Derivatives (Note 17)	4	7
Environmental (Note 12)	20	20
Insurance	4	4
Interest	23	21
Operating leases (Note 16)	32	—
Restructuring (Note 14)	1	4
Salaries and benefits	64	119
Sales and use tax/foreign withholding tax payable	39	22
Other	45	37
Total	311	343

9. Noncurrent Other Liabilities

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Asset retirement obligations	13	13
Deferred proceeds	43	44
Deferred revenue (Note 21)	7	7
Derivatives (Note 17)	21	11
Environmental (Note 12)	45	49
Insurance	39	37
Other	34	47
Total	202	208
10. Debt

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	363	367
Short-term borrowings, including amounts due to affiliates(1)	56	77
Revolving credit facility(2)	247	40
Accounts receivable securitization facility(3)	77	77
Total	743	561
______________________________

(1)	The weighted average interest rate was 3.0% and 3.2% as of March 31, 2019 and December 31, 2018, respectively.

(2)	The weighted average interest rate was 1.5% and 6.0% as of March 31, 2019 and December 31, 2018, respectively.

(3)	The weighted average interest rate was 3.4% and 3.1% as of March 31, 2019 and December 31, 2018, respectively.

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2019, interest rate of 3.250%	337	343
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	841	857
Senior unsecured notes due 2025, interest rate of 1.250%	337	343
Senior unsecured notes due 2027, interest rate of 2.125%	558	568
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	167	167
Nilit bank loans due at various dates through 2026(1)	10	10
Obligations under finance leases due at various dates through 2054	163	167
Subtotal	3,313	3,355
Unamortized debt issuance costs(2)	(17)	(18)
Current installments of long-term debt	(363)	(367)
Total	2,933	2,970
______________________________

(1)	The weighted average interest rate was 1.3% and 1.3% as of March 31, 2019 and December 31, 2018, respectively.

(2)	Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
On January 7, 2019, Celanese, Celanese US and certain subsidiary borrowers entered into a new senior credit agreement (the "Credit Agreement") consisting of a $1.25 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2024. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries ("the Subsidiary Guarantors").
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of March 31, 2019
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	247
Letters of credit issued	—
Available for borrowing(2)	1,003
______________________________

(1)	The Company borrowed $371 million and repaid $161 million under its senior unsecured revolving credit facility during the three months ended March 31, 2019.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR or EURIBOR at current Company credit ratings.
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
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of March 31, 2019
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding	77
Letters of credit issued	29
Available for borrowing	3
Total borrowing base	109

Maximum borrowing base(1)	120
______________________________

(1)	Outstanding accounts receivable transferred to the SPE was $188 million.
Other Financing Arrangements
In June 2018, the Company entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $72 million of accounts receivable during the three months ended March 31, 2019.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2019.
11. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2019		2018
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	2	—
Interest cost	29	—	26	—
Expected return on plan assets	(46)	—	(52)	—
Total	(15)	—	(24)	—

Benefit obligation funding is as follows:

	As of March 31, 2019	Total Expected 2019
	(In $ millions)
Cash contributions to defined benefit pension plans	6	22
Benefit payments to nonqualified pension plans	5	21
Benefit payments to other postretirement benefit plans	1	5
Cash contributions to German multiemployer defined benefit pension plans(1)	2	9
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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
The components of environmental remediation liabilities are as follows:

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Demerger obligations (Note 19)	25	26
Divestiture obligations (Note 19)	14	16
Active sites	13	14
US Superfund sites	11	11
Other environmental remediation liabilities	2	2
Total	65	69
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 19). Certain of these sites, at which the Company maintains continuing involvement, were and continue to be designated as discontinued operations. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
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
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2018	17	0.54	2.16	May 2018

Treasury Stock

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2019
	2019	2018
Shares repurchased	1,972,291	—	49,685,002
Average purchase price per share	$101.41	$—	$67.48
Shares repurchased (in $ millions)	$200	$—	$3,353
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)(1)	$—	$—	$3,866
______________________________

(1)
These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program began in February 2008 and does not have an expiration date.

On April 18, 2019, the Company's Board of Directors approved a $1.5 billion increase in its Common Stock repurchase authorization. As of March 31, 2019, the Company had $513 million remaining under the previous authorization. The Company also declared a quarterly cash dividend of $0.62 per share on its Common Stock on April 18, 2019, amounting to $78 million. The cash dividend will be paid on May 9, 2019 to holders of record as of April 29, 2019.
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	13	(6)	7	45	4	49
Gain (loss) on cash flow hedges	(3)	—	(3)	(2)	1	(1)
Pension and postretirement benefits gain (loss)	—	—	—	1	—	1
Total	10	(6)	4	44	5	49
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 17)	Pension and Postretirement Benefits Gain (Loss) (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2018	(236)	(8)	(3)	(247)
Other comprehensive income (loss) before reclassifications	13	(1)	—	12
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Income tax (provision) benefit	(6)	—	—	(6)
As of March 31, 2019	(229)	(11)	(3)	(243)

14. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2019	2018
	(In $ millions)
Restructuring	1	—
Plant/office closures	(1)	—
Commercial disputes	4	—
Total	4	—
During the three months ended March 31, 2019, the Company recorded a $15 million gain within commercial disputes related to a settlement from a previous acquisition that was included within the Engineered Materials segment. The Company also recorded an $11 million loss within commercial disputes related to a settlement by the Company's captive insurer with a former third-party customer, which was included within the Other Activities segment.
15. Income Taxes

	Three Months Ended March 31,
	2019	2018
	(In percentages)
Effective income tax rate	12	15
The lower effective income tax rate for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to partial release of a valuation allowance on the net deferred tax asset for foreign tax credit carryforwards in the US due to revised forecasts of taxable income expected to be generated during the carryforward period.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. Changes in the Company's estimates of future taxable income and prudent and feasible tax planning strategies will affect the estimate of the realization of the tax benefits of these foreign tax credit carryforwards. Due to the Tax Cuts and Jobs Act ("TCJA") and uncertainty as to future sources of general limitation foreign source income to allow for the utilization of these credits, the Company recorded a valuation allowance on a substantial portion of its foreign tax credits upon the enactment of the TCJA in December 2017. The Company is currently evaluating tax planning strategies that utilize the Company's recorded foreign tax credit carryforwards. Implementation of these strategies in future periods could reduce the level of valuation allowance that is needed, thereby decreasing the Company's effective tax rate.
On March 6, 2019, the US Department of Treasury issued proposed regulations clarifying the deduction for Foreign-Derived Intangible Income ("FDII") and Global Intangible Low-Taxed Income ("GILTI"), which was enacted as part of the TCJA. The Company currently does not expect these regulations to have a material impact on tax expense upon final adoption and will evaluate the impact of final guidance once it is released.
In connection with the Company's US federal income tax audit for 2009 and 2010, the Company entered into a closing agreement during the three months ended March 31, 2019, which did not impact any previously recorded amounts based on settlement discussions prior to the formal closing agreement.
In January 2018, the Company received proposed pre-tax adjustments for its 2011 and 2012 audit cycle in the amount of $198 million. In the event the Company is wholly unsuccessful in its defense and absent expected offsetting adjustments from foreign tax authorities, the proposed adjustments would result in the consumption of approximately $69 million of prior foreign tax credit carryforwards, which are substantially offset with a valuation allowance due to uncertain recoverability. The Company believes these proposed adjustments to be without merit and is vigorously defending its position.
16. Leases
The Company leases certain real estate, fleet assets, warehouses and equipment. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the unaudited consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception.

Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company's leases do not provide an implicit rate of return, the Company uses its imputed collateralized rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets are comprised of the lease liability plus prepaid rents and are reduced by lease incentives or deferred rents. The Company has lease agreements with non-lease components which are not bifurcated.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 30 years. The exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases also include options to purchase the leased property. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease termination until it is reasonably certain that the Company will exercise that option. Certain of the Company's lease agreements include payments adjusted periodically for inflation based on the consumer price index. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense are as follows:

	Three Months Ended March 31, 2019	Statement of Operations Classification
	(In $ millions)
Lease Cost
Operating lease cost	10	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	5	Cost of sales / Selling, general and administrative expenses
Variable lease cost	2	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	5	Cost of sales
Interest on lease liabilities	5	Interest expense
Sublease income	—	Other income (expense), net
Total net lease cost	27

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	As of March 31, 2019	Balance Sheet Classification
	(In $ millions)
Leases
Assets
Operating lease assets	210	Operating lease ROU assets
Finance lease assets	101	Property, plant and equipment, net
Total leased assets	311

Liabilities
Current
Operating	32	Current Other liabilities
Finance	24	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	193	Operating lease liabilities
Finance	139	Long-term debt
Total lease liabilities	388

As of March 31, 2019
Weighted-Average Remaining Lease Term (years)
Operating leases	15.1
Finance leases	7.2

Weighted-Average Discount Rate
Operating leases	2.7%
Finance leases	11.7%
Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Three Months Ended March 31, 2019
(In $ millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	10
Operating cash flows from finance leases	5
Financing cash flows from finance leases	6

ROU assets obtained in exchange for new finance lease liabilities	—
ROU assets obtained in exchange for new operating lease liabilities	—

Maturities of lease liabilities are as follows:

	As of March 31, 2019
	Operating Leases	Finance Leases
	(In $ millions)
2019	29	31
2020	34	43
2021	25	41
2022	21	32
2023	19	23
Later years	147	88
Sublease income	—	—
Total lease payments	275	258
Less amounts representing interest	(50)	(95)
Total lease obligations	225	163
As of March 31, 2019, there were no additional operating or financing lease commitments that have not yet commenced.
Disclosures related to periods prior to adoption of ASU 2016-02
Operating lease rent expense was approximately $96 million for the year ended December 31, 2018. Future minimum lease payments under non-cancelable rental and lease agreements which had initial or remaining terms in excess of one year are as follows:

	As of December 31, 2018
	Operating Leases	Capital Leases
	(In $ millions)
2019	43	42
2020	34	42
2021	25	40
2022	23	32
2023	21	23
Later years	130	88
Sublease income	—	—
Minimum lease commitments	276	267
Less amounts representing interest		(100)
Present value of net minimum lease obligations		167
17. Derivative Financial Instruments
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

The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of March 31, 2019	As of December 31, 2018
	(In € millions)
Total	1,130	1,550

Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Total	400	400
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Total	737	1,071
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2019	2018	2019	2018
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	10	(2)	2	—	Cost of sales
Interest rate swaps	(11)	—	—	—	Interest expense
Total	(1)	(2)	2	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	39	(35)	—	—	N/A
Total	39	(35)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(3)	(4)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(3)	(4)
See Note 18 for additional information regarding the fair value of the Company's derivative instruments.

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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Derivative Assets
Gross amount recognized	19	11
Gross amount offset in the consolidated balance sheets	6	2
Net amount presented in the consolidated balance sheets	13	9
Gross amount not offset in the consolidated balance sheets	1	3
Net amount	12	6

	As of March 31, 2019	As of December 31, 2018
	(In $ millions)
Derivative Liabilities
Gross amount recognized	31	20
Gross amount offset in the consolidated balance sheets	6	2
Net amount presented in the consolidated balance sheets	25	18
Gross amount not offset in the consolidated balance sheets	1	3
Net amount	24	15
18. Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value on a recurring basis as follows:
Derivatives. Derivative financial instruments include interest rate swaps, commodity swaps and foreign currency forwards and swaps and are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps, commodity swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of March 31, 2019
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	7	7	Current Other assets
Commodity swaps	—	2	2	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	4	4	Current Other assets
Total assets	—	13	13
Derivatives Designated as Cash Flow Hedges
Interest rate swap	—	(21)	(21)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(4)	(4)	Current Other liabilities
Total liabilities	—	(25)	(25)
As of December 31, 2018
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	1	1	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	8	8	Current Other assets
Total assets	—	9	9
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	(1)	(1)	Noncurrent Other liabilities
Interest rate swaps	—	(10)	(10)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(7)	(7)	Current Other liabilities
Total liabilities	—	(18)	(18)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2019
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	35	35	—	35
Long-term debt, including current installments of long-term debt	3,313	3,227	163	3,390
As of December 31, 2018
Equity investments without readily determinable fair values	164	—	—	—
Insurance contracts in nonqualified trusts	37	37	—	37
Long-term debt, including current installments of long-term debt	3,355	3,204	167	3,371

In general, the equity investments included in the table above are not publicly traded and their fair values are not readily determinable. The Company believes the carrying values approximate fair value. Insurance contracts in nonqualified trusts consist of long-term fixed income securities, which are valued using independent vendor pricing models with observable inputs in the active market and therefore represent a Level 2 fair value measurement. The fair value of long-term debt is based on valuations from third-party banks and market quotations and is classified as Level 2 in the fair value measurement hierarchy. The fair value of obligations under finance leases, which are included in long-term debt, is based on lease payments and discount rates, which are not observable in the market and therefore represents a Level 3 fair value measurement.
As of March 31, 2019, and December 31, 2018, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
19. Commitments and Contingencies
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2019, are $90 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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

The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of March 31, 2019. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2019, the Company had unconditional purchase obligations of $1.3 billion, which extend through 2036.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust or competition compliance, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe the outcomes from these matters would be material to the Company's results of operations, cash flows or financial position.
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

20. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended March 31, 2019
Net sales	663	166	889	—	(31)	(1)	1,687
Other (charges) gains, net (Note 14)	15	—	—	(11)	—		4
Operating profit (loss)	144	40	202	(66)	—		320
Equity in net earnings (loss) of affiliates	46	—	1	3	—		50
Depreciation and amortization	32	10	38	3	—		83
Capital expenditures	16	8	26	4	—		54	(2)
	As of March 31, 2019
Goodwill and intangible assets, net	1,018	153	236	—	—		1,407
Total assets	3,578	1,046	3,520	1,430	—		9,574
	Three Months Ended March 31, 2018
Net sales	665	168	1,051	—	(33)	(1)	1,851
Other (charges) gains, net (Note 14)	—	—	—	—	—		—
Operating profit (loss)	127	46	253	(83)	—		343
Equity in net earnings (loss) of affiliates	54	—	1	3	—		58
Depreciation and amortization	32	10	35	2	—		79
Capital expenditures	21	—	34	2	—		57	(2)
	As of December 31, 2018
Goodwill and intangible assets, net	974	153	240	—	—		1,367
Total assets	4,012	1,032	3,471	798	—		9,313
______________________________

(1)	Includes intersegment sales primarily related to the Acetyl Chain.

(2)	Includes a decrease in accrued capital expenditures of $25 million and $29 million for the three months ended March 31, 2019 and 2018, respectively.
21. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of March 31, 2019, the Company had $750 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $194 million of its remaining performance obligations as Net sales in 2019, $203 million in 2020, $152 million in 2021 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 9).
The Company does not have any material contract assets as of March 31, 2019.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2019	2018
	(In $ millions)
Engineered Materials
North America	196	179
Europe and Africa	302	337
Asia-Pacific	148	132
South America	17	17
Total	663	665

Acetate Tow
North America	34	35
Europe and Africa	63	70
Asia-Pacific	60	51
South America	9	12
Total	166	168

Acetyl Chain
North America	286	290
Europe and Africa	294	317
Asia-Pacific	256	378
South America	22	33
Total(1)	858	1,018
______________________________

(1)	Excludes intersegment sales of $31 million and $33 million for the three months ended March 31, 2019 and 2018, respectively.

22. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2019	2018
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	338	365
Earnings (loss) from discontinued operations	(1)	(2)
Net earnings (loss)	337	363

Weighted average shares - basic	127,542,328	135,916,446
Incremental shares attributable to equity awards	673,372	467,289
Weighted average shares - diluted	128,215,700	136,383,735
During the three months ended March 31, 2019 and 2018, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
23. Consolidating Guarantor Financial Information
The Senior Notes were issued by Celanese US ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (Note 10). The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors have guaranteed the Notes fully and unconditionally and jointly and severally.
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the three months ended March 31, 2019 and 2018 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	624	1,373	(310)	1,687
Cost of sales	—	—	(458)	(1,077)	301	(1,234)
Gross profit	—	—	166	296	(9)	453
Selling, general and administrative expenses	—	—	(40)	(80)	—	(120)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(6)	(10)	—	(16)
Other (charges) gains, net	—	—	—	4	—	4
Foreign exchange gain (loss), net	—	—	—	5	—	5
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	2	—	—
Operating profit (loss)	—	—	116	213	(9)	320
Equity in net earnings (loss) of affiliates	337	337	217	43	(884)	50
Non-operating pension and other postretirement employee benefit (expense) income	—	—	15	2	—	17
Interest expense	—	(10)	(31)	(7)	17	(31)
Interest income	—	13	2	3	(17)	1
Dividend income - equity investments	—	—	—	32	—	32
Other income (expense), net	—	1	—	(5)	—	(4)
Earnings (loss) from continuing operations before tax	337	341	319	281	(893)	385
Income tax (provision) benefit	—	(4)	(7)	(36)	1	(46)
Earnings (loss) from continuing operations	337	337	312	245	(892)	339
Earnings (loss) from operation of discontinued operations	—	—	(1)	—	—	(1)
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	(1)	—	—	(1)
Net earnings (loss)	337	337	311	245	(892)	338
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	337	337	311	244	(892)	337

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	600	1,554	(303)	1,851
Cost of sales	—	—	(464)	(1,178)	306	(1,336)
Gross profit	—	—	136	376	3	515
Selling, general and administrative expenses	—	—	(60)	(87)	—	(147)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(8)	(10)	—	(18)
Other (charges) gains, net	—	—	—	—	—	—
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	2	—	—
Operating profit (loss)	—	—	64	276	3	343
Equity in net earnings (loss) of affiliates	363	360	267	53	(985)	58
Non-operating pension and other postretirement employee benefit (expense) income	—	—	23	3	—	26
Interest expense	—	(5)	(29)	(9)	10	(33)
Interest income	—	8	2	2	(10)	2
Dividend income - equity investments	—	—	—	32	—	32
Other income (expense), net	—	1	1	2	—	4
Earnings (loss) from continuing operations before tax	363	364	328	359	(982)	432
Income tax (provision) benefit	—	(1)	(37)	(27)	—	(65)
Earnings (loss) from continuing operations	363	363	291	332	(982)	367
Earnings (loss) from operation of discontinued operations	—	—	—	(2)	—	(2)
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	(2)	—	(2)
Net earnings (loss)	363	363	291	330	(982)	365
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	363	363	291	328	(982)	363

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	337	337	311	245	(892)	338
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	7	7	(18)	(24)	35	7
Gain (loss) on cash flow hedges	(3)	(3)	6	8	(11)	(3)
Total other comprehensive income (loss), net of tax	4	4	(12)	(16)	24	4
Total comprehensive income (loss), net of tax	341	341	299	229	(868)	342
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	341	341	299	228	(868)	341

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	363	363	291	330	(982)	365
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	49	49	63	74	(186)	49
Gain (loss) on cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits gain (loss)	1	1	1	1	(3)	1
Total other comprehensive income (loss), net of tax	49	49	63	74	(186)	49
Total comprehensive income (loss), net of tax	412	412	354	404	(1,168)	414
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	412	412	354	402	(1,168)	412

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of March 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	69	372	—	441
Trade receivables - third party and affiliates	—	—	119	1,033	(137)	1,015
Non-trade receivables, net	311	958	1,713	606	(3,245)	343
Inventories, net	—	—	316	750	(57)	1,009
Marketable securities, at fair value	—	—	29	—	—	29
Other assets	1	14	10	46	(24)	47
Total current assets	312	972	2,256	2,807	(3,463)	2,884
Investments in affiliates	3,563	4,718	4,022	828	(12,181)	950
Property, plant and equipment, net	—	—	1,328	2,393	—	3,721
Operating lease right-of-use assets	—	—	59	151	—	210
Deferred income taxes	—	—	—	114	(21)	93
Other assets	—	1,659	158	455	(1,963)	309
Goodwill	—	—	399	676	—	1,075
Intangible assets, net	—	—	131	201	—	332
Total assets	3,875	7,349	8,353	7,625	(17,628)	9,574
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	826	635	994	904	(2,616)	743
Trade payables - third party and affiliates	—	1	254	581	(137)	699
Other liabilities	1	36	139	283	(148)	311
Income taxes payable	—	—	461	114	(506)	69
Total current liabilities	827	672	1,848	1,882	(3,407)	1,822
Noncurrent Liabilities
Long-term debt	—	3,067	1,679	121	(1,934)	2,933
Deferred income taxes	—	24	104	166	(21)	273
Uncertain tax positions	—	2	6	154	—	162
Benefit obligations	—	—	246	304	—	550
Operating lease liabilities	—	—	48	145	—	193
Other liabilities	1	21	93	126	(39)	202
Total noncurrent liabilities	1	3,114	2,176	1,016	(1,994)	4,313
Total Celanese Corporation stockholders' equity	3,047	3,563	4,329	4,335	(12,227)	3,047
Noncontrolling interests	—	—	—	392	—	392
Total equity	3,047	3,563	4,329	4,727	(12,227)	3,439
Total liabilities and equity	3,875	7,349	8,353	7,625	(17,628)	9,574

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	30	409	—	439
Trade receivables - third party and affiliates	—	—	96	1,040	(119)	1,017
Non-trade receivables, net	40	551	797	697	(1,784)	301
Inventories, net	—	—	329	765	(48)	1,046
Marketable securities, at fair value	—	—	31	—	—	31
Other assets	—	24	10	37	(31)	40
Total current assets	40	575	1,293	2,948	(1,982)	2,874
Investments in affiliates	3,503	4,820	4,678	855	(12,877)	979
Property, plant and equipment, net	—	—	1,289	2,430	—	3,719
Deferred income taxes	—	—	—	86	(2)	84
Other assets	—	1,658	142	461	(1,971)	290
Goodwill	—	—	399	658	—	1,057
Intangible assets, net	—	—	132	178	—	310
Total assets	3,543	7,053	7,933	7,616	(16,832)	9,313
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	544	333	465	258	(1,039)	561
Trade payables - third party and affiliates	13	1	342	583	(120)	819
Other liabilities	1	87	267	258	(270)	343
Income taxes payable	—	—	475	88	(507)	56
Total current liabilities	558	421	1,549	1,187	(1,936)	1,779
Noncurrent Liabilities
Long-term debt	—	3,104	1,679	127	(1,940)	2,970
Deferred income taxes	—	15	85	157	(2)	255
Uncertain tax positions	—	—	6	152	—	158
Benefit obligations	—	—	250	314	—	564
Other liabilities	1	10	99	138	(40)	208
Total noncurrent liabilities	1	3,129	2,119	888	(1,982)	4,155
Total Celanese Corporation stockholders' equity	2,984	3,503	4,265	5,146	(12,914)	2,984
Noncontrolling interests	—	—	—	395	—	395
Total equity	2,984	3,503	4,265	5,541	(12,914)	3,379
Total liabilities and equity	3,543	7,053	7,933	7,616	(16,832)	9,313

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	282	26	1,032	528	(1,561)	307
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(42)	(37)	—	(79)
Acquisitions, net of cash acquired	—	—	(31)	(60)	—	(91)
Return of capital from subsidiary	—	—	4	—	(4)	—
Intercompany loan receipts (disbursements)	—	—	(646)	—	646	—
Other, net	—	—	2	(9)	—	(7)
Net cash provided by (used in) investing activities	—	—	(713)	(106)	642	(177)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	246	(9)	(4)	(36)	197
Proceeds from short-term borrowings	—	—	—	610	(610)	—
Repayments of short-term borrowings	—	—	—	(12)	—	(12)
Repayments of long-term debt	—	—	—	(7)	—	(7)
Purchases of treasury stock, including related fees	(212)	—	—	—	—	(212)
Dividends to parent	—	(272)	(251)	(1,038)	1,561	—
Common stock dividends	(70)	—	—	—	—	(70)
Return of capital to parent	—	—	—	(4)	4	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(4)	—	(4)
Other, net	—	—	(20)	(2)	—	(22)
Net cash provided by (used in) financing activities	(282)	(26)	(280)	(461)	919	(130)
Exchange rate effects on cash and cash equivalents	—	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	—	—	39	(37)	—	2
Cash and cash equivalents as of beginning of period	—	—	30	409	—	439
Cash and cash equivalents as of end of period	—	—	69	372	—	441

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	63	277	(33)	170	(334)	143
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(54)	(32)	—	(86)
Acquisitions, net of cash acquired	—	—	(144)	—	—	(144)
Proceeds from sale of businesses and assets, net	—	—	—	9	—	9
Return of capital from subsidiary	—	—	211	—	(211)	—
Contributions to subsidiary	—	—	(16)	—	16	—
Intercompany loan receipts (disbursements)	—	(222)	(15)	—	237	—
Other, net	—	—	(3)	(11)	—	(14)
Net cash provided by (used in) investing activities	—	(222)	(21)	(34)	42	(235)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	15	2	99	(15)	101
Proceeds from short-term borrowings	—	—	—	36	—	36
Repayments of short-term borrowings	—	—	—	(38)	—	(38)
Proceeds from long-term debt	—	—	222	—	(222)	—
Repayments of long-term debt	—	(6)	(12)	(13)	—	(31)
Dividends to parent	—	(62)	(272)	—	334	—
Contributions from parent	—	—	—	16	(16)	—
Common stock dividends	(63)	—	—	—	—	(63)
Return of capital to parent	—	—	—	(211)	211	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(2)	—	(2)
Other, net	—	—	(5)	—	—	(5)
Net cash provided by (used in) financing activities	(63)	(53)	(65)	(113)	292	(2)
Exchange rate effects on cash and cash equivalents	—	—	—	8	—	8
Net increase (decrease) in cash and cash equivalents	—	2	(119)	31	—	(86)
Cash and cash equivalents as of beginning of period	—	—	230	346	—	576
Cash and cash equivalents as of end of period	—	2	111	377	—	490

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2018 filed on February 7, 2019 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2018 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2018 Form 10-K.
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
Risk Factors
See Part I - Item 1A. Risk Factors of our 2018 Form 10-K and subsequent periodic filings we make with the SEC for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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
Overview
We are a global chemical and specialty materials company. We are a leading global producer of high performance engineered polymers that are used in a variety of high-value applications, as well as one of the world's largest producers of acetyl products, which are intermediate chemicals, for nearly all major industries. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including automotive, chemical additives, construction, consumer and industrial adhesives, consumer and medical, energy storage, filtration, food and beverage, paints and coatings, paper and packaging, performance industrial and textiles. Our products enjoy leading global positions due to our differentiated business models, large global production capacity, operating efficiencies, proprietary technology and competitive cost structures.
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

Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2019	2018	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,687	1,851	(164)
Gross profit	453	515	(62)
Selling, general and administrative ("SG&A") expenses	(120)	(147)	27
Other (charges) gains, net	4	—	4
Operating profit (loss)	320	343	(23)
Equity in net earnings (loss) of affiliates	50	58	(8)
Non-operating pension and other postretirement employee benefit (expense) income	17	26	(9)
Interest expense	(31)	(33)	2
Dividend income - equity investments	32	32	—
Earnings (loss) from continuing operations before tax	385	432	(47)
Earnings (loss) from continuing operations	339	367	(28)
Earnings (loss) from discontinued operations	(1)	(2)	1
Net earnings (loss)	338	365	(27)
Net earnings (loss) attributable to Celanese Corporation	337	363	(26)
Other Data
Depreciation and amortization	83	79	4
SG&A expenses as a percentage of Net sales	7.1%	7.9%
Operating margin(1)	19.0%	18.5%
Other (charges) gains, net
Restructuring	1	—	1
Plant/office closures	(1)	—	(1)
Commercial disputes	4	—	4
Total Other (charges) gains, net	4	—	4
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2019	As of December 31, 2018
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	441	439

Short-term borrowings and current installments of long-term debt - third party and affiliates	743	561
Long-term debt, net of unamortized deferred financing costs	2,933	2,970
Total debt	3,676	3,531

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(3)	7	(4)	—	—
Acetate Tow	(1)	—	—	—	(1)
Acetyl Chain	(4)	(8)	(3)	—	(15)
Total Company	(3)	(2)	(4)	—	(9)
Consolidated Results
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net sales decreased $164 million, or 9%, for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	lower pricing in our Acetyl Chain segment primarily due to reduced customer demand in Asia and an overall deflationary environment for raw materials;

•	an unfavorable currency impact within our Acetyl Chain and Engineered Materials segments resulting from a weaker Euro relative to the US dollar; and

•	lower volume across all of our segments primarily due to slower global economic conditions;
partially offset by:

•	higher pricing in our Engineered Materials segment primarily due to pricing efforts to align with rising raw material and distribution costs, as well as product mix.
Operating profit decreased $23 million, or 7%, for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	lower Net sales across all of our segments; and

•	higher raw material costs, primarily for polymers, within our Engineered Materials segment;
partially offset by:

•	lower raw material costs, primarily methanol and ethylene, within our Acetyl Chain segment; and

•	lower project spending and incentive compensation costs of $16 million.
Our effective income tax rate for the three months ended March 31, 2019 was 12% compared to 15% for the same period in 2018. The lower effective income tax rate for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to partial release of a valuation allowance on the net deferred tax asset for foreign tax credit carryforwards in the US due to revised forecasts of taxable income expected to be generated during the carryforward period.
See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2019	2018
	(unaudited)
	(In $ millions, except percentages)
Net sales	663	665	(2)	(0.3)%
Net Sales Variance
Volume	(3)%
Price	7%
Currency	(4)%
Other	—%
Other (charges) gains, net	15	—	15	100.0%
Operating profit (loss)	144	127	17	13.4%
Operating margin	21.7%	19.1%
Equity in net earnings (loss) of affiliates	46	54	(8)	(14.8)%
Depreciation and amortization	32	32	—	—%
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
The pricing of products within the Engineered Materials segment is primarily based on the value of the material we produce and is generally independent of changes in the cost of raw materials. Therefore, in general, margins may expand or contract in response to changes in raw material costs.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net sales decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar; and

•	lower volume within our base business driven by slower global economic conditions;
partially offset by:

•	higher pricing for most of our products, primarily due to pricing efforts to align with rising raw material and distribution costs, as well as product mix.
Operating profit increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	a favorable pricing impact within Net sales; and

•
a favorable impact to Other (charges) gains, net. During the three months ended March 31, 2019, we recorded a $15 million gain related to a settlement of a commercial dispute from a previous acquisition. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	an unfavorable volume and currency impact within Net sales; and

•	higher raw material costs, primarily for polymers.
Equity in net earnings (loss) of affiliates decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	a decrease in equity investment in earnings of $9 million from our Polyplastics Co., Ltd. strategic affiliates as a result of lower demand in China.
Acetate Tow

	Three Months Ended March 31,		Change	% Change
	2019	2018
	(unaudited)
	(In $ millions, except percentages)
Net sales	166	168	(2)	(1.2)%
Net Sales Variance
Volume	(1)%
Price	—%
Currency	—%
Other	—%
Other (charges) gains, net	—	—	—	—%
Operating profit (loss)	40	46	(6)	(13.0)%
Operating margin	24.1%	27.4%
Dividend income - equity investments	32	32	—	—%
Depreciation and amortization	10	10	—	—%
Our Acetate Tow segment serves consumer-driven applications. We are a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications.
The pricing of products within the Acetate Tow segment is sensitive to demand and is primarily based on the value of the material we produce. Many sales in this business are conducted under contracts with pricing for one or more years. As a result, margins may expand or contract in response to changes in raw material costs over these similar periods, and we may be unable to adjust pricing also due to other factors, such as the intense level of competition in the industry.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net sales decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	lower acetate tow volume due to lower global industry utilization.
Operating profit decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	lower Net sales; and

•	higher raw material costs, primarily related to acetic acid.

Acetyl Chain

	Three Months Ended March 31,		Change	% Change
	2019	2018
	(unaudited)
	(In $ millions, except percentages)
Net sales	889	1,051	(162)	(15.4)%
Net Sales Variance
Volume	(4)%
Price	(8)%
Currency	(3)%
Other	—%
Other (charges) gains, net	—	—	—	—%
Operating profit (loss)	202	253	(51)	(20.2)%
Operating margin	22.7%	24.1%
Depreciation and amortization	38	35	3	8.6%
Our Acetyl Chain segment includes the integrated chain of intermediate chemistry, emulsion polymers and ethylene vinyl acetate ("EVA") polymers businesses. Our intermediate chemistry business produces and supplies acetyl products, including acetic acid, vinyl acetate monomer ("VAM"), acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. It also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products. Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds, as well as select grades of low-density polyethylene. Our EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting.
The pricing of products within the Acetyl Chain is influenced by industry utilization rates and changes in the cost of raw materials. Therefore, in general, there is a directional correlation between these factors and our Net sales for most Acetyl Chain products. This impact to pricing typically lags changes in raw material costs over months or quarters.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net sales decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	lower pricing for most of our products, primarily due to reduced customer demand in Asia and an overall deflationary environment for raw materials;

•
lower volume for acetic acid and VAM, which represents all of the decrease in volume, due to slower global economic conditions as well as geographic and product mix as we pursued higher margin commercial opportunities; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	lower Net sales;
partially offset by:

•	lower raw material costs, primarily methanol and ethylene, which combined represents approximately three-fourths of the decrease.

Other Activities

	Three Months Ended March 31,		Change	% Change
	2019	2018
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(11)	—	(11)	(100.0)%
Operating profit (loss)	(66)	(83)	17	20.5%
Equity in net earnings (loss) of affiliates	3	3	—	—%
Non-operating pension and other postretirement employee benefit (expense) income	17	26	(9)	(34.6)%
Depreciation and amortization	3	2	1	50.0%
Other Activities primarily consists of corporate center costs, including administrative activities such as finance, information technology and human resource functions, interest income and expense associated with financing activities and results of our captive insurance companies. Other Activities also includes the components of net periodic benefit cost (interest cost, expected return on assets and net actuarial gains and losses) for our defined benefit pension plans and other postretirement plans not allocated to our business segments.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating loss decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	lower project spending and incentive compensation costs of $16 million; and

•	a favorable currency impact of $6 million resulting from a weaker Euro relative to the US dollar;
largely offset by:

•
an unfavorable impact to Other (charges) gains, net. During the three months ended March 31, 2019 we recorded an $11 million loss related to a settlement by our captive insurer with a former third-party customer. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Non-operating pension and other postretirement employee benefit income decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to:

•	lower expected return on plan assets.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2019, we have $1.0 billion available for borrowing under our senior unsecured revolving credit facility and $3 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be in the range of $350 million to $400 million in 2019 primarily due to additional investments in growth opportunities in our Engineered Materials and the Acetyl Chain segments.
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
We are subject to capital controls and exchange restrictions imposed by the local governments in certain jurisdictions where we operate, such as China, India and Indonesia. Capital controls impose limitations on our ability to exchange currencies, repatriate earnings or capital, lend via intercompany loans or create cross-border cash pooling arrangements. Our largest exposure to a country with capital controls is in China. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the Chinese government imposes certain currency exchange controls on cash transfers out of China, puts certain limitations on duration, purpose and amount of intercompany loans, and restricts cross-border cash pooling.
Cash Flows
Cash and cash equivalents increased $2 million to $441 million as of March 31, 2019 compared to December 31, 2018. As of March 31, 2019, $333 million of the $441 million of cash and cash equivalents was held by our foreign subsidiaries. These funds are largely accessible, if needed in the US to fund operations. Under the TCJA, we have incurred a charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $164 million to $307 million for the three months ended March 31, 2019 compared to $143 million for the same period in 2018. Net cash provided by operating activities for the three months ended March 31, 2019 increased primarily due to:

•	favorable trade working capital of $182 million primarily due to timing of trade receivable collections.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $58 million to $177 million for the three months ended March 31, 2019 compared to $235 million for the same period in 2018, primarily due to:

•	a net cash outflow of $144 million related to the acquisition of Omni Plastics, L.L.C. and its subsidiaries in February 2018, which did not recur this year;
partially offset by:

•	a net cash outflow of $91 million primarily related to the acquisition of Next Polymers Ltd. in January 2019.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $128 million to $130 million for the three months ended March 31, 2019 compared to $2 million for the same period in 2018, primarily due to:

•	an increase of $212 million in share repurchases of our Common Stock during the three months ended March 31, 2019;
partially offset by:

•
an increase in net borrowings on short-term debt of $86 million, primarily as a result of higher borrowings under our revolving credit facility during the three months ended March 31, 2019 related to the timing of share repurchases of our Common Stock.

Debt and Other Obligations
On January 7, 2019, Celanese, Celanese US and certain subsidiary borrowers entered into a new senior credit agreement (the "Credit Agreement") consisting of a $1.25 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2024. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries.
There have been no material changes to our debt or other obligations described in our 2018 Form 10-K other than those disclosed above and in Note 10 - Debt in the accompanying unaudited interim consolidated financial statements.
Other Financing Arrangements
In June 2018, we entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $72 million of accounts receivable during the three months ended March 31, 2019.
Share Capital
On April 18, 2019, our Board of Directors approved a $1.5 billion increase in our Common Stock repurchase authorization. As of March 31, 2019, we had $513 million remaining under the previous authorization. We also declared a quarterly cash dividend of $0.62 per share on our Common Stock on April 18, 2019, amounting to $78 million. The cash dividend will be paid on May 9, 2019 to holders of record as of April 29, 2019.
There have been no material changes to our share capital described in our 2018 Form 10-K other than those disclosed above and in Note 13 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2018 Form 10-K.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2018 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2018 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2018 Form 10-K. See also Note 17 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2019, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 12 - Environmental and Note 19 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2018 Form 10-K other than those disclosed in Note 12 - Environmental and Note 19 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2018 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended March 31, 2019 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
January 1-31, 2019	—	$—	—	$713,000,000
February 1-28, 2019	1,523,340	$101.37	1,523,340	$559,000,000
March 1-31, 2019	448,951	$101.53	448,951	$513,000,000
Total	1,972,291		1,972,291
______________________________

(1)	May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

(2)
As of March 31, 2019, our Board of Directors has authorized the repurchase of $3.9 billion of our Common Stock since February 2008. On April 18, 2019, our Board of Directors approved a $1.5 billion increase in our Common Stock repurchase authorization.

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

3.2	Fifth Amended and Restated By-laws, amended effective July 16, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2018).

10.1*‡	Form of 2019 Performance-Based Restricted Stock Unit Award Agreement.

10.2*‡	Form of 2019 Restricted Stock Unit Award Agreement for Chief Executive Officer.

10.3*‡	Form of 2019 Time-Based Restricted Stock Unit Award Agreement.

10.4*‡	Agreement and General Release, dated November 5, 2018, between Celanese Corporation and Peter G. Edwards.

10.5*‡	Agreement and General Release, dated January 7, 2019, between Celanese Corporation and Scott M. Sutton.

10.6*‡	Offer Letter, dated December 12, 2018, between Celanese Corporation and A. Lynne Puckett.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

‡	Indicates a management contract or compensatory plan or arrangement.

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

CELANESE CORPORATION

By:	/s/ MARK C. ROHR
Mark C. Rohr
Chairman of the Board of Directors and
Chief Executive Officer

	Date:	April 23, 2019

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Senior Vice President and
Chief Financial Officer

	Date:	April 23, 2019