Form 10-Q
period 2019-06-30
Celanese Corp
filed 2019-07-23
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32410

CELANESE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0420726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 W. Las Colinas Blvd., Suite 900N
Irving, TX 75039-5421
(Address of Principal Executive Offices and zip code)

(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CE	The New York Stock Exchange
1.125% Senior Notes due 2023	CE /23	The New York Stock Exchange
1.250% Senior Notes due 2025	CE /25	The New York Stock Exchange
2.125% Senior Notes due 2027	CE /27	The New York Stock Exchange
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

Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of July 16, 2019 was 123,740,349.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2019

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In $ millions, except share and per share data)
Net sales	1,592	1,844	3,279	3,695
Cost of sales	(1,169)	(1,323)	(2,403)	(2,659)
Gross profit	423	521	876	1,036
Selling, general and administrative expenses	(118)	(136)	(238)	(283)
Amortization of intangible assets	(6)	(7)	(12)	(13)
Research and development expenses	(17)	(18)	(33)	(36)
Other (charges) gains, net	(98)	(3)	(94)	(3)
Foreign exchange gain (loss), net	1	3	6	2
Gain (loss) on disposition of businesses and assets, net	1	(2)	1	(2)
Operating profit (loss)	186	358	506	701
Equity in net earnings (loss) of affiliates	39	56	89	114
Non-operating pension and other postretirement employee benefit (expense) income	17	26	34	52
Interest expense	(29)	(32)	(60)	(65)
Refinancing expense	(4)	—	(4)	—
Interest income	2	—	3	2
Dividend income - equity investments	30	34	62	66
Other income (expense), net	(2)	—	(6)	4
Earnings (loss) from continuing operations before tax	239	442	624	874
Income tax (provision) benefit	(28)	(97)	(74)	(162)
Earnings (loss) from continuing operations	211	345	550	712
Earnings (loss) from operation of discontinued operations	(2)	—	(3)	(2)
Income tax (provision) benefit from discontinued operations	1	—	1	—
Earnings (loss) from discontinued operations	(1)	—	(2)	(2)
Net earnings (loss)	210	345	548	710
Net (earnings) loss attributable to noncontrolling interests	(1)	(1)	(2)	(3)
Net earnings (loss) attributable to Celanese Corporation	209	344	546	707
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	210	344	548	709
Earnings (loss) from discontinued operations	(1)	—	(2)	(2)
Net earnings (loss)	209	344	546	707
Earnings (loss) per common share - basic
Continuing operations	1.68	2.54	4.33	5.22
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Net earnings (loss) - basic	1.67	2.54	4.32	5.21
Earnings (loss) per common share - diluted
Continuing operations	1.67	2.52	4.31	5.19
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Net earnings (loss) - diluted	1.66	2.52	4.30	5.18
Weighted average shares - basic	125,289,967	135,589,717	126,409,926	135,752,179
Weighted average shares - diluted	125,847,894	136,309,158	127,111,046	136,499,748
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In $ millions)
Net earnings (loss)	210	345	548	710
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(11)	(66)	(4)	(17)
Gain (loss) on cash flow hedges	(13)	6	(16)	5
Pension and postretirement benefits gain (loss)	—	—	—	1
Total other comprehensive income (loss), net of tax	(24)	(60)	(20)	(11)
Total comprehensive income (loss), net of tax	186	285	528	699
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(1)	(2)	(3)
Comprehensive income (loss) attributable to Celanese Corporation	185	284	526	696

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2019	As of December 31, 2018
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2019: $29; 2018: $24)	491	439
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2019: $9; 2018: $10; variable interest entity restricted - 2019: $5; 2018: $6)	971	1,017
Non-trade receivables, net	332	301
Inventories	1,011	1,046
Marketable securities, at fair value	27	31
Other assets	44	40
Total current assets	2,876	2,874
Investments in affiliates	959	979
Property, plant and equipment (net of accumulated depreciation - 2019: $2,828; 2018: $2,803; variable interest entity restricted - 2019: $641; 2018: $659)	3,642	3,719
Operating lease right-of-use assets	209	—
Deferred income taxes	90	84
Other assets (variable interest entity restricted - 2019: $3; 2018: $5)	320	290
Goodwill	1,083	1,057
Intangible assets (variable interest entity restricted - 2019: $23; 2018: $23)	327	310
Total assets	9,506	9,313
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	319	561
Trade payables - third party and affiliates	764	819
Other liabilities	302	343
Income taxes payable	23	56
Total current liabilities	1,408	1,779
Long-term debt, net of unamortized deferred financing costs	3,444	2,970
Deferred income taxes	265	255
Uncertain tax positions	171	158
Benefit obligations	545	564
Operating lease liabilities	192	—
Other liabilities	227	208
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2019 and 2018: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2019: 168,910,831 issued and 123,740,349 outstanding; 2018: 168,418,954 issued and 128,095,849 outstanding)	—	—
Treasury stock, at cost (2019: 45,170,482 shares; 2018: 40,323,105 shares)	(3,347)	(2,849)
Additional paid-in capital	233	233
Retained earnings	6,245	5,847
Accumulated other comprehensive income (loss), net	(267)	(247)
Total Celanese Corporation stockholders' equity	2,864	2,984
Noncontrolling interests	390	395
Total equity	3,254	3,379
Total liabilities and equity	9,506	9,313

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	126,612,492	—	135,855,710	—
Stock option exercises	4,108	—	—	—
Purchases of treasury stock	(2,917,864)	—	(888,383)	—
Stock awards	41,613	—	50,821	—
Balance as of the end of the period	123,740,349	—	135,018,148	—
Treasury Stock
Balance as of the beginning of the period	42,285,459	(3,048)	32,387,713	(2,031)
Purchases of treasury stock, including related fees	2,917,864	(300)	888,383	(100)
Issuance of treasury stock under stock plans	(32,841)	1	—	—
Balance as of the end of the period	45,170,482	(3,347)	33,276,096	(2,131)
Additional Paid-In Capital
Balance as of the beginning of the period		224		192
Stock-based compensation, net of tax		9		16
Stock option exercises, net of tax		—		—
Balance as of the end of the period		233		208
Retained Earnings
Balance as of the beginning of the period		6,114		5,220
Net earnings (loss) attributable to Celanese Corporation		209		344
Common stock dividends		(78)		(73)
Balance as of the end of the period		6,245		5,491
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(243)		(128)
Other comprehensive income (loss), net of tax		(24)		(60)
Balance as of the end of the period		(267)		(188)
Total Celanese Corporation stockholders' equity		2,864		3,380
Noncontrolling Interests
Balance as of the beginning of the period		392		412
Net earnings (loss) attributable to noncontrolling interests		1		1
(Distributions to) contributions from noncontrolling interests		(3)		(6)
Balance as of the end of the period		390		407
Total equity		3,254		3,787

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	128,095,849	—	135,769,256	—
Stock option exercises	14,045	—	—	—
Purchases of treasury stock	(4,890,155)	—	(888,383)	—
Stock awards	520,610	—	137,275	—
Balance as of the end of the period	123,740,349	—	135,018,148	—
Treasury Stock
Balance as of the beginning of the period	40,323,105	(2,849)	32,387,713	(2,031)
Purchases of treasury stock, including related fees	4,890,155	(500)	888,383	(100)
Issuance of treasury stock under stock plans	(42,778)	2	—	—
Balance as of the end of the period	45,170,482	(3,347)	33,276,096	(2,131)
Additional Paid-In Capital
Balance as of the beginning of the period		233		175
Stock-based compensation, net of tax		1		33
Stock option exercises, net of tax		(1)		—
Balance as of the end of the period		233		208
Retained Earnings
Balance as of the beginning of the period		5,847		4,920
Net earnings (loss) attributable to Celanese Corporation		546		707
Common stock dividends		(148)		(136)
Balance as of the end of the period		6,245		5,491
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(247)		(177)
Other comprehensive income (loss), net of tax		(20)		(11)
Balance as of the end of the period		(267)		(188)
Total Celanese Corporation stockholders' equity		2,864		3,380
Noncontrolling Interests
Balance as of the beginning of the period		395		412
Net earnings (loss) attributable to noncontrolling interests		2		3
(Distributions to) contributions from noncontrolling interests		(7)		(8)
Balance as of the end of the period		390		407
Total equity		3,254		3,787

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(In $ millions)
Operating Activities
Net earnings (loss)	548	710
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	83	—
Depreciation, amortization and accretion	170	168
Pension and postretirement net periodic benefit cost	(30)	(46)
Pension and postretirement contributions	(24)	(24)
Deferred income taxes, net	(17)	55
(Gain) loss on disposition of businesses and assets, net	1	3
Stock-based compensation	27	39
Undistributed earnings in unconsolidated affiliates	22	3
Other, net	13	10
Operating cash provided by (used in) discontinued operations	—	(1)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	52	(175)
Inventories	39	(17)
Other assets	(21)	(39)
Trade payables - third party and affiliates	(51)	36
Other liabilities	(81)	6
Net cash provided by (used in) operating activities	731	728
Investing Activities
Capital expenditures on property, plant and equipment	(144)	(165)
Acquisitions, net of cash acquired	(91)	(144)
Proceeds from sale of businesses and assets, net	—	9
Other, net	(8)	(31)
Net cash provided by (used in) investing activities	(243)	(331)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	105	40
Proceeds from short-term borrowings	—	36
Repayments of short-term borrowings	(12)	(39)
Proceeds from long-term debt	499	—
Repayments of long-term debt	(348)	(43)
Purchases of treasury stock, including related fees	(488)	(100)
Stock option exercises	—	—
Common stock dividends	(148)	(136)
(Distributions to) contributions from noncontrolling interests	(7)	(8)
Other, net	(38)	(6)
Net cash provided by (used in) financing activities	(437)	(256)
Exchange rate effects on cash and cash equivalents	1	(9)
Net increase (decrease) in cash and cash equivalents	52	132
Cash and cash equivalents as of beginning of period	439	576
Cash and cash equivalents as of end of period	491	708

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2019 and 2018 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year.
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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-13.
The new guidance requires financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected through application of the current expected credit losses model. The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.
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
See Note 16 for additional information.
3. Acquisitions, Dispositions and Plant Closures
Plant Closures

•	Ocotlán, Mexico
On June 28, 2019, the Company announced it will consolidate its global acetate manufacturing capabilities with the closure of its acetate flake manufacturing operations in Ocotlán, Mexico. The Ocotlán, Mexico operations are included in the Company's Acetate Tow segment.
The exit and shutdown costs related to this closure are as follows:

Three Months Ended June 30, 2019
(In $ millions)
Asset impairments(1)	83
Restructuring(1)	1
Accelerated depreciation expense	1
Total	85
______________________________

(1)	Included in Other (charges) gains, net in the consolidated statement of operations (Note 18).
The Company expects to incur additional exit and shutdown costs of approximately $20 million, primarily related to employee termination benefits and accelerated depreciation, through the first quarter of 2020.
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
The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Cash and cash equivalents	29	24
Trade receivables, net - third party and affiliates	10	11
Property, plant and equipment (net of accumulated depreciation - 2019: $151; 2018: $130)	641	659
Intangible assets (net of accumulated amortization - 2019: $4; 2018: $3)	23	23
Other assets	3	5
Total assets(1)	706	722

Trade payables	11	16
Other liabilities(2)	3	4
Total debt	4	5
Deferred income taxes	4	3
Total liabilities	22	28
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of June 30, 2019, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Property, plant and equipment, net	37	42

Trade payables	28	27
Current installments of long-term debt	15	14
Long-term debt	50	58
Total liabilities	93	99

Maximum exposure to loss	124	134

The difference between the total liabilities associated with obligations to nonconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 19).
5. Marketable Securities
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans. Available-for-sale securities as of June 30, 2019 and December 31, 2018 were $27 million and $31 million, respectively, and were recorded at amortized cost, which approximates fair value.
6. Inventories

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Finished goods	688	697
Work-in-process	73	70
Raw materials and supplies	250	279
Total	1,011	1,046

7. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials		Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2018	707		148	202	1,057
Acquisitions	29	(1)	—	—	29
Exchange rate changes	(2)		—	(1)	(3)
As of June 30, 2019(2)	734		148	201	1,083
______________________________

(1)	Represents goodwill related to the acquisition of Next Polymers Ltd.

(2)	There were $0 million of accumulated impairment losses as of June 30, 2019.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2018	42	651	44	56	793
Acquisitions	—	25	—	—	25	(1)
Exchange rate changes	—	(2)	—	—	(2)
As of June 30, 2019	42	674	44	56	816
Accumulated Amortization
As of December 31, 2018	(33)	(495)	(32)	(35)	(595)
Amortization	(1)	(8)	(2)	(1)	(12)
Exchange rate changes	—	2	—	—	2
As of June 30, 2019	(34)	(501)	(34)	(36)	(605)
Net book value	8	173	10	20	211
______________________________

(1)	Represents intangible assets acquired related to Next Polymers Ltd. with a weighted average amortization period of 13 years.
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2018	112
Acquisitions	4
Accumulated impairment losses	—
Exchange rate changes	—
As of June 30, 2019	116

For the six months ended June 30, 2019, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2020	22
2021	21
2022	19
2023	17
2024	15

8. Current Other Liabilities

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Asset retirement obligations	7	3
Benefit obligations (Note 11)	30	30
Customer rebates (Note 21)	47	76
Derivatives (Note 17)	3	7
Environmental (Note 12)	16	20
Insurance	4	4
Interest	26	21
Operating leases (Note 16)	31	—
Restructuring (Note 14)	15	4
Salaries and benefits	69	119
Sales and use tax/foreign withholding tax payable	17	22
Other	37	37
Total	302	343

9. Noncurrent Other Liabilities

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Asset retirement obligations	14	13
Deferred proceeds	44	44
Deferred revenue (Note 21)	7	7
Derivatives (Note 17)	42	11
Environmental (Note 12)	49	49
Insurance	41	37
Other	30	47
Total	227	208

10. Debt

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	26	367
Short-term borrowings, including amounts due to affiliates(1)	68	77
Revolving credit facility(2)	148	40
Accounts receivable securitization facility(3)	77	77
Total	319	561
______________________________

(1)	The weighted average interest rate was 2.9% and 3.2% as of June 30, 2019 and December 31, 2018, respectively.

(2)	The weighted average interest rate was 1.3% and 6.0% as of June 30, 2019 and December 31, 2018, respectively.

(3)	The weighted average interest rate was 3.3% and 3.1% as of June 30, 2019 and December 31, 2018, respectively.

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2019, interest rate of 3.250%	—	343
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	852	857
Senior unsecured notes due 2024, interest rate of 3.500%	499	—
Senior unsecured notes due 2025, interest rate of 1.250%	341	343
Senior unsecured notes due 2027, interest rate of 2.125%	565	568
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	167	167
Nilit bank loans due at various dates through 2026(1)	10	10
Obligations under finance leases due at various dates through 2054	156	167
Subtotal	3,490	3,355
Unamortized debt issuance costs(2)	(20)	(18)
Current installments of long-term debt	(26)	(367)
Total	3,444	2,970
______________________________

(1)	The weighted average interest rate was 1.3% and 1.3% as of June 30, 2019 and December 31, 2018, respectively.

(2)	Related to the Company's long-term debt, excluding obligations under finance leases.
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
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of June 30, 2019
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	148
Letters of credit issued	—
Available for borrowing(2)	1,102
______________________________

(1)	The Company borrowed $869 million and repaid $763 million under its senior unsecured revolving credit facility during the six months ended June 30, 2019.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.25% above LIBOR or EURIBOR at current Company credit ratings.
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
On May 8, 2019, Celanese US completed an offering of $500 million in principal amount of 3.500% senior unsecured notes due May 8, 2024 (the "3.500% Notes") in a public offering registered under the Securities Act. The 3.500% Notes were issued at a discount to par at a price of 99.895%, which is being amortized to Interest expense in the unaudited interim consolidated statement of operations over the term of the 3.500% Notes. Net proceeds from the sale of the 3.500% Notes were used to redeem in full the 3.250% senior unsecured notes due October 15, 2019 (the "3.250 Notes"), to repay $156 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes. In connection with the issuance of the 3.500% Notes, the Company entered into a cross-currency swap to effectively convert its fixed-rate US dollar denominated debt under the 3.500% Notes, including annual interest payments and the payment of principal at maturity, to fixed-rate Euro denominated debt. See Note 17 for additional information.
Accounts Receivable Securitization Facility
The Company has a US accounts receivable securitization facility involving receivables of certain of its domestic subsidiaries of the Company transferred to a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company ("SPE"). The facility, which permits cash borrowings and letters of credit, was amended on July 8, 2019 to extend the maturity date to July 6, 2020 and modify certain events of default, limitations on concentrations of obligors and certain of the components used to calculate the SPE reserves. All of the SPE's assets have been pledged to the administrative agent in support of the SPE's obligations under the facility.
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of June 30, 2019
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding	77
Letters of credit issued	29
Available for borrowing	5
Total borrowing base	111

Maximum borrowing base(1)	120
______________________________

(1)	Outstanding accounts receivable transferred to the SPE was $188 million.
Other Financing Arrangements
In June 2018, the Company entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $134 million and $117 million of accounts receivable as of June 30, 2019 and December 31, 2018, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2019.

11. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	3	—	4	—	5	—
Interest cost	29	1	26	1	58	1	52	1
Expected return on plan assets	(47)	—	(53)	—	(93)	—	(105)	—
Special termination benefit	—	—	1	—	—	—	1	—
Total	(16)	1	(23)	1	(31)	1	(47)	1

Benefit obligation funding is as follows:

	As of June 30, 2019	Total Expected 2019
	(In $ millions)
Cash contributions to defined benefit pension plans	11	22
Benefit payments to nonqualified pension plans	11	21
Benefit payments to other postretirement benefit plans	2	5
Cash contributions to German multiemployer defined benefit pension plans(1)	4	9
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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
The components of environmental remediation liabilities are as follows:

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Demerger obligations (Note 19)	25	26
Divestiture obligations (Note 19)	13	16
Active sites	14	14
US Superfund sites	11	11
Other environmental remediation liabilities	2	2
Total	65	69

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
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2018	17	0.54	2.16	May 2018
April 2019	15	0.62	2.48	May 2019

The Company declared a quarterly cash dividend of $0.62 per share on its Common Stock on July 15, 2019, amounting to $77 million. The cash dividend will be paid on August 5, 2019 to holders of record as of July 26, 2019.
Treasury Stock

	Six Months Ended June 30,		Total From February 2008 Through June 30, 2019
	2019	2018
Shares repurchased	4,890,155	888,383	52,602,866
Average purchase price per share	$102.25	$112.56	$69.44
Shares repurchased (in $ millions)	$500	$100	$3,653
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)(1)	$1,500	$—	$5,366
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

Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(12)	1	(11)	(72)	6	(66)
Gain (loss) on cash flow hedges	(19)	6	(13)	6	—	6
Pension and postretirement benefits gain (loss)	—	—	—	—	—	—
Total	(31)	7	(24)	(66)	6	(60)

	Six Months Ended June 30,
	2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	1	(5)	(4)	(27)	10	(17)
Gain (loss) on cash flow hedges	(22)	6	(16)	4	1	5
Pension and postretirement benefits gain (loss)	—	—	—	1	—	1
Total	(21)	1	(20)	(22)	11	(11)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 17)	Pension and Postretirement Benefits Gain (Loss) (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2018	(236)	(8)	(3)	(247)
Other comprehensive income (loss) before reclassifications	1	(18)	—	(17)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4)	—	(4)
Income tax (provision) benefit	(5)	6	—	1
As of June 30, 2019	(240)	(24)	(3)	(267)

14. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In $ millions)
Restructuring	(15)	(3)	(14)	(3)
Asset impairments	(83)	—	(83)	—
Plant/office closures	—	—	(1)	—
Commercial disputes	—	—	4	—
Total	(98)	(3)	(94)	(3)
During the three months ended June 30, 2019, the Company recorded an $83 million long-lived asset impairment loss related to the closure of its acetate flake manufacturing operations in Ocotlán, Mexico (Note 3). The long-lived asset impairment loss was measured at the date of impairment to write-off the related property, plant and equipment and was included in the Company's Acetate Tow segment.
During the six months ended June 30, 2019, the Company recorded a $15 million gain within commercial disputes related to a settlement from a previous acquisition that was included within the Engineered Materials segment. The Company also recorded an $11 million loss within commercial disputes related to a settlement by the Company's captive insurer with a former third-party customer, which was included within the Other Activities segment.
During the six months ended June 30, 2019 and June 30, 2018, the Company recorded $14 million and $3 million, respectively, of employee termination benefits primarily related to Company-wide business optimization projects.
The changes in the restructuring liability by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2018	—	2	2	—	4
Additions	8	1	1	5	15
Cash payments	(1)	(2)	—	—	(3)
Other changes	—	—	(1)	—	(1)
Exchange rate changes	—	—	—	—	—
As of June 30, 2019	7	1	2	5	15

15. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In percentages)
Effective income tax rate	12	22	12	19

The lower effective income tax rate for the three and six months ended June 30, 2019 compared to the same period in 2018 was primarily due to 2019 reductions in the valuation allowance on foreign tax credits that resulted from greater forecasted utilization of credits prior to the expiration of their carryforward period. During the three and six months ended June 30, 2018, and prior to the receipt of any regulatory guidance from the Treasury related to various provisions of the Tax Cuts and Jobs Act ("TCJA"), the Company recorded additional valuation allowances on prior year foreign tax credit carryforwards due to uncertainty regarding the treatment of future income and credits generated under the global low-taxed intangible income ("GILTI") provisions, which were enacted as part of TCJA.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. Changes in the Company's estimates of future taxable income and prudent and feasible tax planning strategies will affect the estimate of the realization of the tax benefits of these foreign tax credit carryforwards. Due to the TCJA and uncertainty as to future sources of general limitation foreign source income to allow for the utilization of these credits, the Company recorded a valuation allowance on a substantial portion of its foreign tax credits upon the enactment of the TCJA in December 2017. The Company is currently evaluating tax planning strategies that would utilize the Company's foreign tax credit carryforwards. Implementation of these strategies in future periods could reduce the level of valuation allowance that is needed, thereby decreasing the Company's effective tax rate.
On March 6, 2019, the US Department of Treasury issued proposed regulations clarifying the deduction for GILTI and Foreign-Derived Intangible Income ("FDII"), which were enacted as part of the TCJA. The Company currently does not expect these regulations to have a material impact on tax expense upon final adoption and will evaluate the impact of final guidance once it is released.
On June 14, 2019, the US Department of Treasury released proposed and final regulations clarifying the GILTI inclusion and temporary and proposed regulations clarifying the dividends received deduction for foreign dividends paid to the US that were enacted as part of the TCJA. The Company currently does not expect these regulations to have a material impact on tax expense and will evaluate the impact of further guidance as it is released.
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company's leases do not provide an implicit rate of return, the Company uses its imputed collateralized rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets are comprised of the lease liability plus prepaid rents and are reduced by lease incentives or deferred rents. The Company has lease agreements with non-lease components which are not bifurcated.
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
The components of lease expense are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	Statement of Operations Classification
	2019
	(In $ millions)
Lease Cost
Operating lease cost	10	20	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	5	10	Cost of sales / Selling, general and administrative expenses
Variable lease cost	2	4	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	4	9	Cost of sales
Interest on lease liabilities	5	10	Interest expense
Sublease income	—	—	Other income (expense), net
Total net lease cost	26	53

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	As of June 30, 2019	Balance Sheet Classification
	(In $ millions)
Leases
Assets
Operating lease assets	209	Operating lease ROU assets
Finance lease assets	94	Property, plant and equipment, net
Total leased assets	303

Liabilities
Current
Operating	31	Current Other liabilities
Finance	24	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	192	Operating lease liabilities
Finance	132	Long-term debt
Total lease liabilities	379

As of June 30, 2019
Weighted-Average Remaining Lease Term (years)
Operating leases	15.0
Finance leases	7.1

Weighted-Average Discount Rate
Operating leases	2.7%
Finance leases	11.7%

Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Six Months Ended June 30, 2019
(In $ millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	20
Operating cash flows from finance leases	10
Financing cash flows from finance leases	11

ROU assets obtained in exchange for finance lease liabilities	—
ROU assets obtained in exchange for operating lease liabilities	5

Maturities of lease liabilities are as follows:

	As of June 30, 2019
	Operating Leases	Finance Leases
	(In $ millions)
2019	19	22
2020	34	41
2021	26	40
2022	23	32
2023	20	23
Later years	150	88
Sublease income	—	—
Total lease payments	272	246
Less amounts representing interest	(49)	(90)
Total lease obligations	223	156

As of June 30, 2019, there were no additional operating or financing lease commitments that have not yet commenced.
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

17. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of June 30, 2019	As of December 31, 2018
	(In € millions)
Total	1,378	1,550

Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Total	400	400

Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Total	711	1,071

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2019	2018	2019	2018
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(2)	6	2	1	Cost of sales
Interest rate swaps	(15)	—	—	—	Interest expense
Foreign currency forwards	—	1	—	—	Cost of sales
Total	(17)	7	2	1

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	(13)	70	—	—	N/A
Cross-currency swaps (Note 10)	(6)	—	—	—	N/A
Total	(19)	70	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	3	21	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	3	21

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2019	2018	2019	2018
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	8	4	4	1	Cost of sales
Interest rate swaps	(26)	—	—	—	Interest expense
Foreign currency forwards	—	1	—	—	Cost of sales
Total	(18)	5	4	1

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	26	35	—	—	N/A
Cross-currency swaps (Note 10)	(6)	—	—	—	N/A
Total	20	35	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	17	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	—	17

See Note 18 for additional information regarding the fair value of the Company's derivative instruments.
Certain of the Company's commodity swaps, interest rate swaps, cross-currency swaps and foreign currency forwards and swaps permit the Company to net settle all contracts with the counterparty through a single payment in an agreed upon currency in the event of default or early termination of the contract, similar to a master netting arrangement.
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Derivative Assets
Gross amount recognized	11	11
Gross amount offset in the consolidated balance sheets	3	2
Net amount presented in the consolidated balance sheets	8	9
Gross amount not offset in the consolidated balance sheets	1	3
Net amount	7	6

	As of June 30, 2019	As of December 31, 2018
	(In $ millions)
Derivative Liabilities
Gross amount recognized	48	20
Gross amount offset in the consolidated balance sheets	3	2
Net amount presented in the consolidated balance sheets	45	18
Gross amount not offset in the consolidated balance sheets	1	3
Net amount	44	15

18. Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value on a recurring basis as follows:
Derivatives. Derivative financial instruments include interest rate swaps, commodity swaps, cross-currency swaps and foreign currency forwards and swaps and are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 fair value measurement inputs such as interest rates and foreign currency exchange rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps, commodity swaps, cross-currency swaps and foreign currency forwards and swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of June 30, 2019
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	5	5	Current Other assets
Commodity swaps	—	1	1	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	8	8
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(36)	(36)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(1)	(1)	Current Other liabilities
Cross-currency swaps	—	(6)	(6)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(45)	(45)
As of December 31, 2018
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	1	1	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	8	8	Current Other assets
Total assets	—	9	9
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	(1)	(1)	Noncurrent Other liabilities
Interest rate swaps	—	(10)	(10)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(7)	(7)	Current Other liabilities
Total liabilities	—	(18)	(18)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2019
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	35	35	—	35
Long-term debt, including current installments of long-term debt	3,490	3,493	156	3,649
As of December 31, 2018
Equity investments without readily determinable fair values	164	—	—	—
Insurance contracts in nonqualified trusts	37	37	—	37
Long-term debt, including current installments of long-term debt	3,355	3,204	167	3,371
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
As of June 30, 2019, and December 31, 2018, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2019, are $90 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of June 30, 2019. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2019, the Company had unconditional purchase obligations of $1.2 billion, which extend through 2036.
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

20. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended June 30, 2019
Net sales	593	164	865	—	(30)	(1)	1,592
Other (charges) gains, net (Note 14)	(8)	(84)	(1)	(5)	—		(98)
Operating profit (loss)	103	(44)	188	(61)	—		186
Equity in net earnings (loss) of affiliates	36	—	1	2	—		39
Depreciation and amortization	31	11	38	4	—		84
Capital expenditures	21	11	35	7	—		74	(2)
	Three Months Ended June 30, 2018
Net sales	664	162	1,049	—	(31)	(1)	1,844
Other (charges) gains, net (Note 14)	—	(1)	(2)	—	—		(3)
Operating profit (loss)	114	39	273	(68)	—		358
Equity in net earnings (loss) of affiliates	53	—	2	1	—		56
Depreciation and amortization	33	13	36	4	—		86
Capital expenditures	26	10	49	3	—		88	(2)
______________________________

(1)	Includes intersegment sales primarily related to the Acetyl Chain.

(2)	Includes an increase in accrued capital expenditures of $9 million and $9 million for the three months ended June 30, 2019 and 2018, respectively.

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Six Months Ended June 30, 2019
Net sales	1,256	330	1,754	—	(61)	(1)	3,279
Other (charges) gains, net (Note 14)	7	(84)	(1)	(16)	—		(94)
Operating profit (loss)	247	(4)	390	(127)	—		506
Equity in net earnings (loss) of affiliates	82	—	2	5	—		89
Depreciation and amortization	63	21	76	7	—		167
Capital expenditures	37	19	61	11	—		128	(2)
	As of June 30, 2019
Goodwill and intangible assets, net	1,020	153	237	—	—		1,410
Total assets	3,589	973	3,503	1,441	—		9,506
	Six Months Ended June 30, 2018
Net sales	1,329	330	2,100	—	(64)	(1)	3,695
Other (charges) gains, net (Note 14)	—	(1)	(2)	—	—		(3)
Operating profit (loss)	241	85	526	(151)	—		701
Equity in net earnings (loss) of affiliates	107	—	3	4	—		114
Depreciation and amortization	65	23	71	6	—		165
Capital expenditures	47	10	83	5	—		145	(2)
	As of December 31, 2018
Goodwill and intangible assets, net	974	153	240	—	—		1,367
Total assets	4,012	1,032	3,471	798	—		9,313
______________________________

(1)	Includes intersegment sales primarily related to the Acetyl Chain.

(2)	Includes a decrease in accrued capital expenditures of $16 million and $20 million for the six months ended June 30, 2019 and 2018, respectively.
21. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of June 30, 2019, the Company had $712 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $154 million of its remaining performance obligations as Net sales in 2019, $203 million in 2020, $151 million in 2021 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 9).
The Company does not have any material contract assets as of June 30, 2019.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In $ millions)
Engineered Materials
North America	180	191	376	370
Europe and Africa	269	331	571	668
Asia-Pacific	126	126	274	258
South America	18	16	35	33
Total	593	664	1,256	1,329

Acetate Tow
North America	33	33	67	68
Europe and Africa	67	48	130	118
Asia-Pacific	56	68	116	119
South America	8	13	17	25
Total	164	162	330	330

Acetyl Chain
North America	278	285	564	575
Europe and Africa	282	339	576	656
Asia-Pacific	252	362	508	740
South America	23	32	45	65
Total(1)	835	1,018	1,693	2,036
______________________________

(1)
Excludes intersegment sales of $30 million and $31 million for the three months ended June 30, 2019 and 2018, respectively. Excludes intersegment sales of $61 million and $64 million for the six months ended June 30, 2019 and 2018, respectively.

22. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	210	344	548	709
Earnings (loss) from discontinued operations	(1)	—	(2)	(2)
Net earnings (loss)	209	344	546	707

Weighted average shares - basic	125,289,967	135,589,717	126,409,926	135,752,179
Incremental shares attributable to equity awards	557,927	719,441	701,120	747,569
Weighted average shares - diluted	125,847,894	136,309,158	127,111,046	136,499,748

During the three and six months ended June 30, 2019 and 2018, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the six months ended June 30, 2019 and 2018 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	586	1,298	(292)	1,592
Cost of sales	—	—	(443)	(1,020)	294	(1,169)
Gross profit	—	—	143	278	2	423
Selling, general and administrative expenses	—	—	(39)	(79)	—	(118)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(7)	(10)	—	(17)
Other (charges) gains, net	—	—	(5)	(93)	—	(98)
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	3	—	1
Operating profit (loss)	—	—	88	96	2	186
Equity in net earnings (loss) of affiliates	209	210	122	34	(536)	39
Non-operating pension and other postretirement employee benefit (expense) income	—	—	16	1	—	17
Interest expense	—	(9)	(35)	(13)	28	(29)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	18	11	1	(28)	2
Dividend income - equity investments	—	—	—	30	—	30
Other income (expense), net	—	(4)	—	2	—	(2)
Earnings (loss) from continuing operations before tax	209	211	202	151	(534)	239
Income tax (provision) benefit	—	(2)	(23)	(3)	—	(28)
Earnings (loss) from continuing operations	209	209	179	148	(534)	211
Earnings (loss) from operation of discontinued operations	—	—	(2)	—	—	(2)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(1)	—	—	(1)
Net earnings (loss)	209	209	178	148	(534)	210
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	209	209	178	147	(534)	209

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	586	1,566	(308)	1,844
Cost of sales	—	—	(457)	(1,171)	305	(1,323)
Gross profit	—	—	129	395	(3)	521
Selling, general and administrative expenses	—	—	(51)	(85)	—	(136)
Amortization of intangible assets	—	—	(1)	(6)	—	(7)
Research and development expenses	—	—	(7)	(11)	—	(18)
Other (charges) gains, net	—	—	—	(3)	—	(3)
Foreign exchange gain (loss), net	—	—	—	3	—	3
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	1	—	(2)
Operating profit (loss)	—	—	67	294	(3)	358
Equity in net earnings (loss) of affiliates	344	341	312	53	(994)	56
Non-operating pension and other postretirement employee benefit (expense) income	—	—	24	2	—	26
Interest expense	—	(5)	(31)	(8)	12	(32)
Interest income	—	10	2	2	(14)	—
Dividend income - equity investments	—	—	—	32	2	34
Other income (expense), net	—	(1)	—	1	—	—
Earnings (loss) from continuing operations before tax	344	345	374	376	(997)	442
Income tax (provision) benefit	—	(1)	(69)	(28)	1	(97)
Earnings (loss) from continuing operations	344	344	305	348	(996)	345
Earnings (loss) from operation of discontinued operations	—	—	(1)	1	—	—
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	(1)	1	—	—
Net earnings (loss)	344	344	304	349	(996)	345
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	344	344	304	348	(996)	344

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,210	2,671	(602)	3,279
Cost of sales	—	—	(901)	(2,097)	595	(2,403)
Gross profit	—	—	309	574	(7)	876
Selling, general and administrative expenses	—	—	(79)	(159)	—	(238)
Amortization of intangible assets	—	—	(4)	(8)	—	(12)
Research and development expenses	—	—	(13)	(20)	—	(33)
Other (charges) gains, net	—	—	(5)	(89)	—	(94)
Foreign exchange gain (loss), net	—	—	—	6	—	6
Gain (loss) on disposition of businesses and assets, net	—	—	(4)	5	—	1
Operating profit (loss)	—	—	204	309	(7)	506
Equity in net earnings (loss) of affiliates	546	547	339	77	(1,420)	89
Non-operating pension and other postretirement employee benefit (expense) income	—	—	31	3	—	34
Interest expense	—	(19)	(66)	(20)	45	(60)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	31	13	4	(45)	3
Dividend income - equity investments	—	—	—	62	—	62
Other income (expense), net	—	(3)	—	(3)	—	(6)
Earnings (loss) from continuing operations before tax	546	552	521	432	(1,427)	624
Income tax (provision) benefit	—	(6)	(30)	(39)	1	(74)
Earnings (loss) from continuing operations	546	546	491	393	(1,426)	550
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	546	546	489	393	(1,426)	548
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	546	546	489	391	(1,426)	546

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,168	3,138	(611)	3,695
Cost of sales	—	—	(905)	(2,365)	611	(2,659)
Gross profit	—	—	263	773	—	1,036
Selling, general and administrative expenses	—	—	(110)	(173)	—	(283)
Amortization of intangible assets	—	—	(2)	(11)	—	(13)
Research and development expenses	—	—	(15)	(21)	—	(36)
Other (charges) gains, net	—	—	—	(3)	—	(3)
Foreign exchange gain (loss), net	—	—	—	2	—	2
Gain (loss) on disposition of businesses and assets, net	—	—	(5)	3	—	(2)
Operating profit (loss)	—	—	131	570	—	701
Equity in net earnings (loss) of affiliates	707	701	586	106	(1,986)	114
Non-operating pension and other postretirement employee benefit (expense) income	—	—	47	5	—	52
Interest expense	—	(10)	(60)	(17)	22	(65)
Interest income	—	18	4	4	(24)	2
Dividend income - equity investments	—	—	—	64	2	66
Other income (expense), net	—	—	—	4	—	4
Earnings (loss) from continuing operations before tax	707	709	708	736	(1,986)	874
Income tax (provision) benefit	—	(2)	(105)	(55)	—	(162)
Earnings (loss) from continuing operations	707	707	603	681	(1,986)	712
Earnings (loss) from operation of discontinued operations	—	—	(1)	(1)	—	(2)
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	(1)	(1)	—	(2)
Net earnings (loss)	707	707	602	680	(1,986)	710
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net earnings (loss) attributable to Celanese Corporation	707	707	602	677	(1,986)	707

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	209	209	178	148	(534)	210
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(11)	(11)	2	4	5	(11)
Gain (loss) on cash flow hedges	(13)	(13)	(3)	(3)	19	(13)
Total other comprehensive income (loss), net of tax	(24)	(24)	(1)	1	24	(24)
Total comprehensive income (loss), net of tax	185	185	177	149	(510)	186
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	185	185	177	148	(510)	185

	Three Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	344	344	304	349	(996)	345
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	5	13	(18)	—
Foreign currency translation gain (loss)	(66)	(66)	(109)	(132)	307	(66)
Gain (loss) on cash flow hedges	6	6	5	6	(17)	6
Total other comprehensive income (loss), net of tax	(60)	(60)	(99)	(113)	272	(60)
Total comprehensive income (loss), net of tax	284	284	205	236	(724)	285
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	284	284	205	235	(724)	284

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	546	546	489	393	(1,426)	548
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(4)	(4)	(16)	(20)	40	(4)
Gain (loss) on cash flow hedges	(16)	(16)	3	5	8	(16)
Total other comprehensive income (loss), net of tax	(20)	(20)	(13)	(15)	48	(20)
Total comprehensive income (loss), net of tax	526	526	476	378	(1,378)	528
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	526	526	476	376	(1,378)	526

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	707	707	602	680	(1,986)	710
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	5	13	(18)	—
Foreign currency translation gain (loss)	(17)	(17)	(46)	(58)	121	(17)
Gain (loss) on cash flow hedges	5	5	4	5	(14)	5
Pension and postretirement benefits gain (loss)	1	1	1	1	(3)	1
Total other comprehensive income (loss), net of tax	(11)	(11)	(36)	(39)	86	(11)
Total comprehensive income (loss), net of tax	696	696	566	641	(1,900)	699
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to Celanese Corporation	696	696	566	638	(1,900)	696

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	51	440	—	491
Trade receivables - third party and affiliates	—	—	100	991	(120)	971
Non-trade receivables, net	40	1,025	1,631	611	(2,975)	332
Inventories, net	—	—	327	739	(55)	1,011
Marketable securities, at fair value	—	—	27	—	—	27
Other assets	—	28	23	39	(46)	44
Total current assets	40	1,053	2,159	2,820	(3,196)	2,876
Investments in affiliates	3,760	4,937	4,126	832	(12,696)	959
Property, plant and equipment, net	—	—	1,349	2,293	—	3,642
Operating lease right-of-use assets	—	—	55	154	—	209
Deferred income taxes	—	—	—	92	(2)	90
Other assets	—	1,658	176	452	(1,966)	320
Goodwill	—	—	399	684	—	1,083
Intangible assets, net	—	—	129	198	—	327
Total assets	3,800	7,648	8,393	7,525	(17,860)	9,506
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	910	197	819	752	(2,359)	319
Trade payables - third party and affiliates	25	1	270	588	(120)	764
Other liabilities	—	41	151	268	(158)	302
Income taxes payable	—	—	500	28	(505)	23
Total current liabilities	935	239	1,740	1,636	(3,142)	1,408
Noncurrent Liabilities
Long-term debt	—	3,590	1,678	114	(1,938)	3,444
Deferred income taxes	—	15	85	167	(2)	265
Uncertain tax positions	1	2	5	163	—	171
Benefit obligations	—	—	242	303	—	545
Operating lease liabilities	—	—	44	148	—	192
Other liabilities	—	42	98	125	(38)	227
Total noncurrent liabilities	1	3,649	2,152	1,020	(1,978)	4,844
Total Celanese Corporation stockholders' equity	2,864	3,760	4,501	4,479	(12,740)	2,864
Noncontrolling interests	—	—	—	390	—	390
Total equity	2,864	3,760	4,501	4,869	(12,740)	3,254
Total liabilities and equity	3,800	7,648	8,393	7,525	(17,860)	9,506

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	30	409	—	439
Trade receivables - third party and affiliates	—	—	96	1,040	(119)	1,017
Non-trade receivables, net	40	551	797	697	(1,784)	301
Inventories, net	—	—	329	765	(48)	1,046
Marketable securities, at fair value	—	—	31	—	—	31
Other assets	—	24	10	37	(31)	40
Total current assets	40	575	1,293	2,948	(1,982)	2,874
Investments in affiliates	3,503	4,820	4,678	855	(12,877)	979
Property, plant and equipment, net	—	—	1,289	2,430	—	3,719
Deferred income taxes	—	—	—	86	(2)	84
Other assets	—	1,658	142	461	(1,971)	290
Goodwill	—	—	399	658	—	1,057
Intangible assets, net	—	—	132	178	—	310
Total assets	3,543	7,053	7,933	7,616	(16,832)	9,313
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	544	333	465	258	(1,039)	561
Trade payables - third party and affiliates	13	1	342	583	(120)	819
Other liabilities	1	87	267	258	(270)	343
Income taxes payable	—	—	475	88	(507)	56
Total current liabilities	558	421	1,549	1,187	(1,936)	1,779
Noncurrent Liabilities
Long-term debt	—	3,104	1,679	127	(1,940)	2,970
Deferred income taxes	—	15	85	157	(2)	255
Uncertain tax positions	—	—	6	152	—	158
Benefit obligations	—	—	250	314	—	564
Other liabilities	1	10	99	138	(40)	208
Total noncurrent liabilities	1	3,129	2,119	888	(1,982)	4,155
Total Celanese Corporation stockholders' equity	2,984	3,503	4,265	5,146	(12,914)	2,984
Noncontrolling interests	—	—	—	395	—	395
Total equity	2,984	3,503	4,265	5,541	(12,914)	3,379
Total liabilities and equity	3,543	7,053	7,933	7,616	(16,832)	9,313

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	636	(31)	1,052	635	(1,561)	731
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(83)	(61)	—	(144)
Acquisitions, net of cash acquired	—	—	(31)	(60)	—	(91)
Return of capital from subsidiary	—	—	7	—	(7)	—
Intercompany loan receipts (disbursements)	—	—	(653)	—	653	—
Other, net	—	—	2	(10)	—	(8)
Net cash provided by (used in) investing activities	—	—	(758)	(131)	646	(243)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	149	3	(4)	(43)	105
Proceeds from short-term borrowings	—	—	—	610	(610)	—
Repayments of short-term borrowings	—	—	—	(12)	—	(12)
Proceeds from long-term debt	—	499	—	—	—	499
Repayments of long-term debt	—	(335)	(1)	(12)	—	(348)
Purchases of treasury stock, including related fees	(488)	—	—	—	—	(488)
Dividends to parent	—	(272)	(251)	(1,038)	1,561	—
Common stock dividends	(148)	—	—	—	—	(148)
Return of capital to parent	—	—	—	(7)	7	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(7)	—	(7)
Other, net	—	(10)	(24)	(4)	—	(38)
Net cash provided by (used in) financing activities	(636)	31	(273)	(474)	915	(437)
Exchange rate effects on cash and cash equivalents	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	21	31	—	52
Cash and cash equivalents as of beginning of period	—	—	30	409	—	439
Cash and cash equivalents as of end of period	—	—	51	440	—	491

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	238	432	115	630	(687)	728
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(109)	(56)	—	(165)
Acquisitions, net of cash acquired	—	—	(144)	—	—	(144)
Proceeds from sale of businesses and assets, net	—	—	—	9	—	9
Return of capital from subsidiary	—	—	218	—	(218)	—
Contributions to subsidiary	—	—	(16)	—	16	—
Intercompany loan receipts (disbursements)	—	(272)	(10)	—	282	—
Other, net	—	—	(7)	(24)	—	(31)
Net cash provided by (used in) investing activities	—	(272)	(68)	(71)	80	(331)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	90	11	(51)	(10)	40
Proceeds from short-term borrowings	—	—	—	36	—	36
Repayments of short-term borrowings	—	—	—	(39)	—	(39)
Proceeds from long-term debt	—	—	272	—	(272)	—
Repayments of long-term debt	—	(12)	(13)	(18)	—	(43)
Purchases of treasury stock, including related fees	(100)	—	—	—	—	(100)
Dividends to parent	—	(238)	(449)	—	687	—
Contributions from parent	—	—	—	16	(16)	—
Common stock dividends	(136)	—	—	—	—	(136)
Return of capital to parent	—	—	—	(218)	218	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(8)	—	(8)
Other, net	—	—	(5)	(1)	—	(6)
Net cash provided by (used in) financing activities	(236)	(160)	(184)	(283)	607	(256)
Exchange rate effects on cash and cash equivalents	—	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	2	—	(137)	267	—	132
Cash and cash equivalents as of beginning of period	—	—	230	346	—	576
Cash and cash equivalents as of end of period	2	—	93	613	—	708

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

Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,592	1,844	(252)	3,279	3,695	(416)
Gross profit	423	521	(98)	876	1,036	(160)
Selling, general and administrative ("SG&A") expenses	(118)	(136)	18	(238)	(283)	45
Other (charges) gains, net	(98)	(3)	(95)	(94)	(3)	(91)
Operating profit (loss)	186	358	(172)	506	701	(195)
Equity in net earnings (loss) of affiliates	39	56	(17)	89	114	(25)
Non-operating pension and other postretirement employee benefit (expense) income	17	26	(9)	34	52	(18)
Interest expense	(29)	(32)	3	(60)	(65)	5
Dividend income - equity investments	30	34	(4)	62	66	(4)
Earnings (loss) from continuing operations before tax	239	442	(203)	624	874	(250)
Earnings (loss) from continuing operations	211	345	(134)	550	712	(162)
Earnings (loss) from discontinued operations	(1)	—	(1)	(2)	(2)	—
Net earnings (loss)	210	345	(135)	548	710	(162)
Net earnings (loss) attributable to Celanese Corporation	209	344	(135)	546	707	(161)
Other Data
Depreciation and amortization	84	86	(2)	167	165	2
SG&A expenses as a percentage of Net sales	7.4%	7.4%		7.3%	7.7%
Operating margin(1)	11.7%	19.4%		15.4%	19.0%
Other (charges) gains, net
Restructuring	(15)	(3)	(12)	(14)	(3)	(11)
Asset impairments	(83)	—	(83)	(83)	—	(83)
Plant/office closures	—	—	—	(1)	—	(1)
Commercial disputes	—	—	—	4	—	4
Total Other (charges) gains, net	(98)	(3)	(95)	(94)	(3)	(91)
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2019	As of December 31, 2018
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	491	439

Short-term borrowings and current installments of long-term debt - third party and affiliates	319	561
Long-term debt, net of unamortized deferred financing costs	3,444	2,970
Total debt	3,763	3,531
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(8)	—	(3)	—	(11)
Acetate Tow	1	1	(1)	—	1
Acetyl Chain	(1)	(14)	(3)	—	(18)
Total Company	(3)	(8)	(3)	—	(14)
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(7)	4	(2)	—	(5)
Acetate Tow	—	1	(1)	—	—
Acetyl Chain	(3)	(10)	(3)	—	(16)
Total Company	(4)	(4)	(3)	—	(11)
Consolidated Results
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net sales decreased $252 million, or 14%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower pricing in our Acetyl Chain segment;

•	lower volume in our Engineered Materials and Acetyl Chain segments, primarily due to slower global economic conditions; and

•	an unfavorable currency impact in our Acetyl Chain and Engineered Materials segments.
Operating profit decreased $172 million, or 48%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales in our Acetyl Chain and Engineered Materials segments; and

•
an unfavorable impact of $95 million to Other (charges) gains, net. During the three months ended June 30, 2019, we recorded an $83 million long-lived asset impairment loss in our Acetate Tow segment related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower raw material costs within our Acetyl Chain segment.
Equity in net earnings (loss) of affiliates decreased $17 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	a decrease in equity investment in earnings of $10 million from our Ibn Sina strategic affiliate as a result of plant turnaround activity.
Our effective income tax rate for the three months ended June 30, 2019 was 12% compared to 22% for the same period in 2018. The lower effective income tax rate for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to 2019 reductions in the valuation allowance on foreign tax credits that resulted from greater forecasted utilization of credits prior to the expiration of their carryforward period.
See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net sales decreased $416 million, or 11%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower pricing in our Acetyl Chain segment;

•	lower volume across most of our segments, primarily due to slower global economic conditions; and

•	an unfavorable currency impact within our Acetyl Chain and Engineered Materials segments;
partially offset by:

•	higher pricing in our Engineered Materials segment.
Operating profit decreased $195 million, or 28%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales across most of our segments; and

•
an unfavorable impact of $91 million to Other (charges) gains, net. During the six months ended June 30, 2019, we recorded an $83 million long-lived asset impairment loss in our Acetate Tow segment related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico;

partially offset by:

•	lower raw material costs within our Acetyl Chain segment.
Equity in net earnings (loss) of affiliates decreased $25 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	a decrease in equity investment in earnings of $14 million from our Polyplastics Co., Ltd. ("Polyplastics") strategic affiliate as a result of softer market conditions in China; and

•	a decrease in equity investment in earnings of $11 million from our Ibn Sina strategic affiliate as a result of plant turnaround activity.

Our effective income tax rate for the six months ended June 30, 2019 was 12% compared to 19% for the same period in 2018. The lower effective income tax rate for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to 2019 reductions in the valuation allowance on foreign tax credits that resulted from greater forecasted utilization of credits prior to the expiration of their carryforward period.
Business Segments
Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2019	2018			2019	2018
	(unaudited)
	(In $ millions, except percentages)
Net sales	593	664	(71)	(10.7)%	1,256	1,329	(73)	(5.5)%
Net Sales Variance
Volume	(8)%				(7)%
Price	—%				4%
Currency	(3)%				(2)%
Other	—%				—%
Other (charges) gains, net	(8)	—	(8)	(100.0)%	7	—	7	100.0%
Operating profit (loss)	103	114	(11)	(9.6)%	247	241	6	2.5%
Operating margin	17.4%	17.2%			19.7%	18.1%
Equity in net earnings (loss) of affiliates	36	53	(17)	(32.1)%	82	107	(25)	(23.4)%
Depreciation and amortization	31	33	(2)	(6.1)%	63	65	(2)	(3.1)%
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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net sales decreased for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower volume within our base business driven by slower global economic conditions and customer destocking; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales; and

•
an unfavorable impact of $8 million to Other (charges) gains, net. During the three months ended June 30, 2019, we recorded $8 million in employee termination benefits, primarily related to business optimization projects. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower spending of $5 million, primarily related to productivity initiatives and lower energy costs of $4 million due to lower pricing.
Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	a decrease in equity investment in earnings of $10 million from our Ibn Sina strategic affiliate as a result of plant turnaround activity; and

•	a decrease in equity investment in earnings of $5 million from our Polyplastics strategic affiliates as a result of softer market conditions in China.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net sales decreased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower volume within our base business driven by slower global economic conditions and customer destocking; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar;
partially offset by:

•	higher pricing for most of our products, primarily due to pricing efforts to align with rising raw material and distribution costs, as well as product mix.
Operating profit increased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	a favorable pricing impact within Net sales;

•	lower spending of $4 million, primarily related to productivity initiatives and lower energy costs of $4 million due to lower pricing; and

•
a favorable impact of $7 million to Other (charges) gains, net. During the six months ended June 30, 2019, we recorded a $15 million gain related to a settlement of a commercial dispute from a previous acquisition, partially offset by $8 million in employee termination benefits, primarily related to business optimization projects;

largely offset by:

•	an unfavorable volume and currency impact within Net sales; and

•	higher raw material costs, primarily for polymers.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	a decrease in equity investment in earnings of $14 million from our Polyplastics strategic affiliate as a result of softer market conditions in China; and

•	a decrease in equity investment in earnings of $11 million from our Ibn Sina strategic affiliate as a result of plant turnaround activity.

Acetate Tow

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2019	2018			2019	2018
	(unaudited)
	(In $ millions, except percentages)
Net sales	164	162	2	1.2%	330	330	—	—%
Net Sales Variance
Volume	1%				—%
Price	1%				1%
Currency	(1)%				(1)%
Other	—%				—%
Other (charges) gains, net	(84)	(1)	(83)	(8,300.0)%	(84)	(1)	(83)	(8,300.0)%
Operating profit (loss)	(44)	39	(83)	(212.8)%	(4)	85	(89)	(104.7)%
Operating margin	(26.8)%	24.1%			(1.2)%	25.8%
Dividend income - equity investments	29	33	(4)	(12.1)%	61	65	(4)	(6.2)%
Depreciation and amortization	11	13	(2)	(15.4)%	21	23	(2)	(8.7)%
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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net sales remained flat for the three months ended June 30, 2019 compared to the same period in 2018.
Operating loss increased for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•
an unfavorable impact of $83 million to Other (charges) gains, net. During the three months ended June 30, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico. We expect to incur additional exit and shutdown costs of approximately $20 million, primarily related to employee termination benefits and accelerated depreciation, through the first quarter of 2020. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net sales remained flat for the six months ended June 30, 2019 compared to the same period in 2018.
Operating loss increased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•
an unfavorable impact of $83 million to Other (charges) gains, net. During the six months ended June 30, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico.

Acetyl Chain

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2019	2018			2019	2018
	(unaudited)
	(In $ millions, except percentages)
Net sales	865	1,049	(184)	(17.5)%	1,754	2,100	(346)	(16.5)%
Net Sales Variance
Volume	(1)%				(3)%
Price	(14)%				(10)%
Currency	(3)%				(3)%
Other	—%				—%
Other (charges) gains, net	(1)	(2)	1	50.0%	(1)	(2)	1	50.0%
Operating profit (loss)	188	273	(85)	(31.1)%	390	526	(136)	(25.9)%
Operating margin	21.7%	26.0%			22.2%	25.0%
Depreciation and amortization	38	36	2	5.6%	76	71	5	7.0%
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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net sales decreased for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower pricing for most of our products, primarily due to reduced customer demand in Asia and an overall deflationary environment for raw materials;

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar; and

•	lower volume, primarily for acetic acid, due to reduced customer demand in Asia, mostly offset by higher volume for VAM due to expansion in North America.
Operating profit decreased for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales;
partially offset by:

•	lower raw material costs for acetic acid, ethylene and methanol, which combined represents approximately three-fourths of the decrease.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net sales decreased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower pricing for most of our products, primarily due to reduced customer demand in Asia and an overall deflationary environment for raw materials;

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar; and

•	lower volume for acetic acid, which represents all of the decrease in volume, due to slower global economic conditions.
Operating profit decreased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales;
partially offset by:

•	lower raw material costs, primarily for ethylene, methanol and acetic acid, which combined represents approximately three-fourths of the decrease.
Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2019	2018			2019	2018
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(5)	—	(5)	(100.0)%	(16)	—	(16)	(100.0)%
Operating profit (loss)	(61)	(68)	7	10.3%	(127)	(151)	24	15.9%
Equity in net earnings (loss) of affiliates	2	1	1	100.0%	5	4	1	25.0%
Non-operating pension and other postretirement employee benefit (expense) income	17	26	(9)	(34.6)%	34	52	(18)	(34.6)%
Dividend income - equity investments	1	1	—	—%	1	1	—	—%
Depreciation and amortization	4	4	—	—%	7	6	1	16.7%
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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Operating loss decreased for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower incentive compensation costs of $14 million;
partially offset by:

•
an unfavorable impact of $5 million to Other (charges) gains, net. During the three months ended June 30, 2019 we recorded $5 million in employee termination benefits, primarily related to business optimization projects. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Non-operating pension and other postretirement employee benefit income decreased for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower expected return on plan assets.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Operating loss decreased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower incentive compensation costs and project spending of $30 million; and

•	a favorable currency impact of $5 million resulting from a weaker Euro relative to the US dollar;
partially offset by:

•
an unfavorable impact of $16 million to Other (charges) gains, net. During the six months ended June 30, 2019 we recorded an $11 million loss related to a settlement by our captive insurer with a former third-party customer. In addition, during the six months ended June 30, 2019 we recorded $5 million in employee termination benefits, primarily related to business optimization projects. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Non-operating pension and other postretirement employee benefit income decreased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to:

•	lower expected return on plan assets.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2019, we have $1.1 billion available for borrowing under our senior unsecured revolving credit facility and $5 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be in the range of $350 million to $400 million in 2019, primarily due to additional investments in growth opportunities in our Engineered Materials and Acetyl Chain segments.
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
Cash Flows
Cash and cash equivalents increased $52 million to $491 million as of June 30, 2019 compared to December 31, 2018. As of June 30, 2019, $394 million of the $491 million of cash and cash equivalents was held by our foreign subsidiaries. These funds are largely accessible, if needed in the US to fund operations. Under the TCJA, we have incurred a charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $3 million to $731 million for the six months ended June 30, 2019 compared to $728 million for the same period in 2018. Net cash provided by operating activities for the six months ended June 30, 2019 increased, primarily due to:

•	favorable trade working capital of $196 million, primarily due to timing of trade receivable collections;
largely offset by:

•	a decrease in net earnings.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $88 million to $243 million for the six months ended June 30, 2019 compared to $331 million for the same period in 2018, primarily due to:

•	a net cash outflow of $144 million related to the acquisition of Omni Plastics, L.L.C. and its subsidiaries in February 2018, which did not recur this year; and

•	higher capital expenditures during the six months ended June 30, 2018, primarily due to plant expansions within our Acetyl Chain segment in the prior year;
partially offset by:

•	a net cash outflow of $91 million, primarily related to the acquisition of Next Polymers Ltd. in January 2019.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $181 million to $437 million for the six months ended June 30, 2019 compared to $256 million for the same period in 2018, primarily due to:

•	an increase of $388 million in share repurchases of our Common Stock during the six months ended June 30, 2019;
partially offset by:

•
an increase in net proceeds from long-term debt of $194 million, primarily due to the issuance of $500 million in principal amount of the 3.500% senior unsecured notes due May 8, 2024 (the "3.500% Notes"), partially offset by the redemption of the 3.250% senior unsecured notes (the "3.250% Notes") during the six months ended June 30, 2019, as discussed below; and

•
an increase in net borrowings on short-term debt of $56 million, primarily as a result of higher borrowings under our revolving credit facility during the six months ended June 30, 2019 related to the timing of share repurchases of our Common Stock.

Debt and Other Obligations
On May 8, 2019, Celanese US completed an offering of $500 million in principal amount of the 3.500% Notes in a public offering registered under the Securities Act. The 3.500% Notes were issued at a discount to par at a price of 99.895%, which is being amortized to Interest expense in the unaudited interim consolidated statement of operations over the term of the 3.500% Notes. Net proceeds from the sale of the 3.500% Notes were used to redeem in full the 3.250% Notes, to repay $156 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes. In connection with the issuance of the 3.500% Notes, we entered into a cross-currency swap to effectively convert our fixed-rate US dollar denominated debt under the 3.500% Notes, including annual interest payments and the payment of principal at maturity, to fixed-rate Euro denominated debt.
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
Other Financing Arrangements
Our US accounts receivable securitization facility was amended on July 8, 2019 to extend the maturity date to July 6, 2020.
In June 2018, we entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $134 million and $117 million of accounts receivable as of June 30, 2019 and December 31, 2018, respectively.
Share Capital
We declared a quarterly cash dividend of $0.62 per share on our Common Stock on July 15, 2019, amounting to $77 million. The cash dividend will be paid on August 5, 2019 to holders of record as of July 26, 2019.

There have been no material changes to our share capital described in our 2018 Form 10-K other than those disclosed in Note 13 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2019, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended June 30, 2019 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
April 1-30, 2019	104,724	$108.14	104,724	$2,002,000,000
May 1-31, 2019	2,529,150	$102.34	2,529,150	$1,743,000,000
June 1-30, 2019	283,990	$105.12	283,990	$1,713,000,000
Total	2,917,864		2,917,864
______________________________

(1)	May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

(2)
As of June 30, 2019, our Board of Directors has authorized the repurchase of $5.4 billion of our Common Stock since February 2008. On April 18, 2019, our Board of Directors approved a $1.5 billion increase in our Common Stock repurchase authorization.

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

3.1(c)
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Celanese Corporation dated April 18, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2019).

3.2(a)	Fifth Amended and Restated By-laws, amended effective July 16, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2018).

3.2(b)	Sixth Amended and Restated By-laws, amended effective July 15, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2019).

4.1
Ninth Supplemental Indenture, dated as of May 8, 2019, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 8, 2019).

10.1*‡	Form of 2019 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

10.2*‡	Offer Letter, dated April 5, 2019, between Celanese Corporation and Lori Ryerkerk.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

‡	Indicates a management contract or compensatory plan or arrangement.

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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chief Executive Officer and President

	Date:	July 23, 2019

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Senior Vice President and
Chief Financial Officer

	Date:	July 23, 2019