Form 10-Q
period 2019-09-30
Celanese Corp
filed 2019-10-22
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2019
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

Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of October 15, 2019 was 120,874,095.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2019

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In $ millions, except share and per share data)
Net sales	1,586	1,771	4,865	5,466
Cost of sales	(1,172)	(1,255)	(3,575)	(3,914)
Gross profit	414	516	1,290	1,552
Selling, general and administrative expenses	(120)	(129)	(358)	(412)
Amortization of intangible assets	(6)	(5)	(18)	(18)
Research and development expenses	(17)	(18)	(50)	(54)
Other (charges) gains, net	(7)	12	(101)	9
Foreign exchange gain (loss), net	(1)	—	5	2
Gain (loss) on disposition of businesses and assets, net	(3)	(2)	(2)	(4)
Operating profit (loss)	260	374	766	1,075
Equity in net earnings (loss) of affiliates	45	66	134	180
Non-operating pension and other postretirement employee benefit (expense) income	17	25	51	77
Interest expense	(27)	(30)	(87)	(95)
Refinancing expense	—	—	(4)	—
Interest income	1	2	4	4
Dividend income - equity investments	27	26	89	92
Other income (expense), net	—	(1)	(6)	3
Earnings (loss) from continuing operations before tax	323	462	947	1,336
Income tax (provision) benefit	(53)	(54)	(127)	(216)
Earnings (loss) from continuing operations	270	408	820	1,120
Earnings (loss) from operation of discontinued operations	(6)	(7)	(9)	(9)
Income tax (provision) benefit from discontinued operations	1	1	2	1
Earnings (loss) from discontinued operations	(5)	(6)	(7)	(8)
Net earnings (loss)	265	402	813	1,112
Net (earnings) loss attributable to noncontrolling interests	(2)	(1)	(4)	(4)
Net earnings (loss) attributable to Celanese Corporation	263	401	809	1,108
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	268	407	816	1,116
Earnings (loss) from discontinued operations	(5)	(6)	(7)	(8)
Net earnings (loss)	263	401	809	1,108
Earnings (loss) per common share - basic
Continuing operations	2.18	3.02	6.52	8.25
Discontinued operations	(0.04)	(0.04)	(0.06)	(0.06)
Net earnings (loss) - basic	2.14	2.98	6.46	8.19
Earnings (loss) per common share - diluted
Continuing operations	2.17	3.00	6.49	8.18
Discontinued operations	(0.04)	(0.04)	(0.06)	(0.06)
Net earnings (loss) - diluted	2.13	2.96	6.43	8.12
Weighted average shares - basic	122,699,859	134,519,301	125,159,647	135,336,704
Weighted average shares - diluted	123,299,664	135,499,390	125,868,829	136,387,703
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In $ millions)
Net earnings (loss)	265	402	813	1,112
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(7)	(35)	(11)	(52)
Gain (loss) on cash flow hedges	(32)	4	(48)	9
Pension and postretirement benefits gain (loss)	—	—	—	1
Total other comprehensive income (loss), net of tax	(39)	(31)	(59)	(42)
Total comprehensive income (loss), net of tax	226	371	754	1,070
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(1)	(4)	(4)
Comprehensive income (loss) attributable to Celanese Corporation	224	370	750	1,066

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2019	As of December 31, 2018
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2019: $46; 2018: $24)	497	439
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2019: $9; 2018: $10; variable interest entity restricted - 2019: $7; 2018: $6)	947	1,017
Non-trade receivables, net	335	301
Inventories	994	1,046
Marketable securities, at fair value	26	31
Other assets	44	40
Total current assets	2,843	2,874
Investments in affiliates	970	979
Property, plant and equipment (net of accumulated depreciation - 2019: $2,848; 2018: $2,803; variable interest entity restricted - 2019: $631; 2018: $659)	3,585	3,719
Operating lease right-of-use assets	206	—
Deferred income taxes	98	84
Other assets (variable interest entity restricted - 2019: $2; 2018: $5)	344	290
Goodwill	1,054	1,057
Intangible assets (variable interest entity restricted - 2019: $22; 2018: $23)	314	310
Total assets	9,414	9,313
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	368	561
Trade payables - third party and affiliates	764	819
Other liabilities	358	343
Income taxes payable	43	56
Total current liabilities	1,533	1,779
Long-term debt, net of unamortized deferred financing costs	3,359	2,970
Deferred income taxes	269	255
Uncertain tax positions	169	158
Benefit obligations	523	564
Operating lease liabilities	182	—
Other liabilities	240	208
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2019 and 2018: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2019: 168,948,063 issued and 121,333,303 outstanding; 2018: 168,418,954 issued and 128,095,849 outstanding)	—	—
Treasury stock, at cost (2019: 47,614,760 shares; 2018: 40,323,105 shares)	(3,622)	(2,849)
Additional paid-in capital	244	233
Retained earnings	6,431	5,847
Accumulated other comprehensive income (loss), net	(306)	(247)
Total Celanese Corporation stockholders' equity	2,747	2,984
Noncontrolling interests	392	395
Total equity	3,139	3,379
Total liabilities and equity	9,414	9,313

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	123,740,349	—	135,018,148	—
Purchases of treasury stock	(2,444,278)	—	(1,292,375)	—
Stock awards	37,232	—	5,736	—
Balance as of the end of the period	121,333,303	—	133,731,509	—
Treasury Stock
Balance as of the beginning of the period	45,170,482	(3,347)	33,276,096	(2,131)
Purchases of treasury stock, including related fees	2,444,278	(275)	1,292,375	(150)
Balance as of the end of the period	47,614,760	(3,622)	34,568,471	(2,281)
Additional Paid-In Capital
Balance as of the beginning of the period		233		208
Stock-based compensation, net of tax		11		14
Stock option exercises, net of tax		—		—
Balance as of the end of the period		244		222
Retained Earnings
Balance as of the beginning of the period		6,245		5,491
Net earnings (loss) attributable to Celanese Corporation		263		401
Common stock dividends		(77)		(73)
Balance as of the end of the period		6,431		5,819
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(267)		(188)
Other comprehensive income (loss), net of tax		(39)		(31)
Balance as of the end of the period		(306)		(219)
Total Celanese Corporation stockholders' equity		2,747		3,541
Noncontrolling Interests
Balance as of the beginning of the period		390		407
Net earnings (loss) attributable to noncontrolling interests		2		1
(Distributions to) contributions from noncontrolling interests		—		(6)
Balance as of the end of the period		392		402
Total equity		3,139		3,943

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	128,095,849	—	135,769,256	—
Stock option exercises	14,045	—	—	—
Purchases of treasury stock	(7,334,433)	—	(2,180,758)	—
Stock awards	557,842	—	143,011	—
Balance as of the end of the period	121,333,303	—	133,731,509	—
Treasury Stock
Balance as of the beginning of the period	40,323,105	(2,849)	32,387,713	(2,031)
Purchases of treasury stock, including related fees	7,334,433	(775)	2,180,758	(250)
Issuance of treasury stock under stock plans	(42,778)	2	—	—
Balance as of the end of the period	47,614,760	(3,622)	34,568,471	(2,281)
Additional Paid-In Capital
Balance as of the beginning of the period		233		175
Stock-based compensation, net of tax		12		47
Stock option exercises, net of tax		(1)		—
Balance as of the end of the period		244		222
Retained Earnings
Balance as of the beginning of the period		5,847		4,920
Net earnings (loss) attributable to Celanese Corporation		809		1,108
Common stock dividends		(225)		(209)
Balance as of the end of the period		6,431		5,819
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(247)		(177)
Other comprehensive income (loss), net of tax		(59)		(42)
Balance as of the end of the period		(306)		(219)
Total Celanese Corporation stockholders' equity		2,747		3,541
Noncontrolling Interests
Balance as of the beginning of the period		395		412
Net earnings (loss) attributable to noncontrolling interests		4		4
(Distributions to) contributions from noncontrolling interests		(7)		(14)
Balance as of the end of the period		392		402
Total equity		3,139		3,943

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(In $ millions)
Operating Activities
Net earnings (loss)	813	1,112
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	83	—
Depreciation, amortization and accretion	265	258
Pension and postretirement net periodic benefit cost	(44)	(69)
Pension and postretirement contributions	(35)	(35)
Deferred income taxes, net	(21)	43
(Gain) loss on disposition of businesses and assets, net	2	5
Stock-based compensation	38	53
Undistributed earnings in unconsolidated affiliates	(8)	(19)
Other, net	15	18
Operating cash provided by (used in) discontinued operations	5	4
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	55	(114)
Inventories	34	(142)
Other assets	(36)	(60)
Trade payables - third party and affiliates	(44)	44
Other liabilities	6	97
Net cash provided by (used in) operating activities	1,128	1,195
Investing Activities
Capital expenditures on property, plant and equipment	(226)	(244)
Acquisitions, net of cash acquired	(91)	(144)
Proceeds from sale of businesses and assets, net	1	13
Other, net	(9)	(34)
Net cash provided by (used in) investing activities	(325)	(409)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	127	(86)
Proceeds from short-term borrowings	110	44
Repayments of short-term borrowings	(85)	(62)
Proceeds from long-term debt	499	—
Repayments of long-term debt	(354)	(56)
Purchases of treasury stock, including related fees	(763)	(250)
Common stock dividends	(225)	(209)
(Distributions to) contributions from noncontrolling interests	(7)	(14)
Other, net	(38)	(6)
Net cash provided by (used in) financing activities	(736)	(639)
Exchange rate effects on cash and cash equivalents	(9)	(20)
Net increase (decrease) in cash and cash equivalents	58	127
Cash and cash equivalents as of beginning of period	439	576
Cash and cash equivalents as of end of period	497	703

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year.
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
		January 1, 2020. Early adoption is permitted.	The Company is currently evaluating the impact of adoption on its financial statements and related disclosures, but does not anticipate a material impact to the consolidated financial statements.

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
		January 1, 2020. Early adoption is permitted.	The Company is currently evaluating the impact of adoption on its financial statements and related disclosures, but does not anticipate a material impact to the consolidated financial statements.

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
The exit and shutdown costs related to this closure are as follows:

Nine Months Ended September 30, 2019
(In $ millions)
Asset impairments(1)	83
Restructuring(1)	3
Accelerated depreciation expense	7
Loss on disposition of assets, net	1
Other(1)	1
Total	95
______________________________

(1)	Included in Other (charges) gains, net in the unaudited interim consolidated statement of operations (Note 14).
The Company expects to incur additional exit and shutdown costs related to Ocotlán, Mexico of approximately $12 million through the first quarter of 2020.
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
The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Cash and cash equivalents	46	24
Trade receivables, net - third party and affiliates	13	11
Property, plant and equipment (net of accumulated depreciation - 2019: $161; 2018: $130)	631	659
Intangible assets (net of accumulated amortization - 2019: $4; 2018: $3)	22	23
Other assets	2	5
Total assets(1)	714	722

Trade payables	16	16
Other liabilities(2)	3	4
Total debt	4	5
Deferred income taxes	4	3
Total liabilities	27	28
______________________________

(1)	Assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of September 30, 2019, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.

The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Property, plant and equipment, net	32	42

Trade payables	30	27
Current installments of long-term debt	15	14
Long-term debt	46	58
Total liabilities	91	99

Maximum exposure to loss	119	134

The difference between the total liabilities associated with obligations to nonconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 19).
5. Marketable Securities
The Company's nonqualified trusts hold available-for-sale securities for funding requirements of the Company's nonqualified pension plans. Available-for-sale securities as of September 30, 2019 and December 31, 2018 were $26 million and $31 million, respectively, and were recorded at amortized cost, which approximates fair value.
6. Inventories

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Finished goods	668	697
Work-in-process	78	70
Raw materials and supplies	248	279
Total	994	1,046

7. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials		Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2018	707		148	202	1,057
Acquisitions	29	(1)	—	—	29
Exchange rate changes	(22)		(1)	(9)	(32)
As of September 30, 2019	714		147	193	1,054
______________________________

(1)	Represents goodwill related to the acquisition of Next Polymers Ltd.
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2019 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2018	42	651	44	56	793
Acquisitions	—	25	—	—	25	(1)
Exchange rate changes	(1)	(22)	(1)	—	(24)
As of September 30, 2019	41	654	43	56	794
Accumulated Amortization
As of December 31, 2018	(33)	(495)	(32)	(35)	(595)
Amortization	(1)	(12)	(3)	(2)	(18)
Exchange rate changes	2	18	—	—	20
As of September 30, 2019	(32)	(489)	(35)	(37)	(593)
Net book value	9	165	8	19	201
______________________________

(1)	Represents intangible assets acquired related to Next Polymers Ltd. with a weighted average amortization period of 13 years.
Indefinite-lived intangible assets are as follows:

	Trademarks and Trade Names
	(In $ millions)
As of December 31, 2018	112
Acquisitions	4	(1)
Accumulated impairment losses	—
Exchange rate changes	(3)
As of September 30, 2019	113

______________________________

(1)	Represents indefinite-lived intangible assets related to the acquisition of Next Polymers Ltd.
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or by utilizing the relief from royalty method under the income approach annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2019 as the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying assets by a substantial margin.
During the nine months ended September 30, 2019, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2020	21
2021	21
2022	19
2023	17
2024	16

8. Current Other Liabilities

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Asset retirement obligations	9	3
Benefit obligations (Note 11)	30	30
Customer rebates (Note 21)	62	76
Derivatives (Note 17)	10	7
Environmental (Note 12)	11	20
Insurance	6	4
Interest	28	21
Operating leases (Note 16)	31	—
Restructuring (Note 14)	16	4
Salaries and benefits	80	119
Sales and use tax/foreign withholding tax payable	28	22
Other	47	37
Total	358	343

9. Noncurrent Other Liabilities

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Asset retirement obligations	12	13
Deferred proceeds	42	44
Deferred revenue (Note 21)	6	7
Derivatives (Note 17)	58	11
Environmental (Note 12)	52	49
Insurance	42	37
Other	28	47
Total	240	208

10. Debt

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	26	367
Short-term borrowings, including amounts due to affiliates(1)	68	77
Revolving credit facility(2)	159	40
Accounts receivable securitization facility(3)	115	77
Total	368	561
______________________________

(1)	The weighted average interest rate was 2.9% and 3.2% as of September 30, 2019 and December 31, 2018, respectively.

(2)	The weighted average interest rate was 1.3% and 6.0% as of September 30, 2019 and December 31, 2018, respectively.

(3)	The weighted average interest rate was 2.9% and 3.1% as of September 30, 2019 and December 31, 2018, respectively.

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2019, interest rate of 3.250%	—	343
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	816	857
Senior unsecured notes due 2024, interest rate of 3.500%	499	—
Senior unsecured notes due 2025, interest rate of 1.250%	326	343
Senior unsecured notes due 2027, interest rate of 2.125%	541	568
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	167	167
Nilit bank loans due at various dates through 2026(1)	9	10
Obligations under finance leases due at various dates through 2054	146	167
Subtotal	3,404	3,355
Unamortized debt issuance costs(2)	(19)	(18)
Current installments of long-term debt	(26)	(367)
Total	3,359	2,970
______________________________

(1)	The weighted average interest rate was 1.3% and 1.3% as of September 30, 2019 and December 31, 2018, respectively.

(2)	Related to the Company's long-term debt, excluding obligations under finance leases.
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

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of September 30, 2019
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	159
Letters of credit issued	—
Available for borrowing(2)	1,091
______________________________

(1)	The Company borrowed $982 million and repaid $856 million under its senior unsecured revolving credit facility during the nine months ended September 30, 2019.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.25% above LIBOR or EURIBOR at current Company credit ratings.
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

The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of September 30, 2019
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding	115
Letters of credit issued	—
Available for borrowing	5
Total borrowing base	120

Maximum borrowing base(1)	120
______________________________

(1)	Outstanding accounts receivable transferred to the SPE was $182 million.
Other Financing Arrangements
In June 2018, the Company entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $196 million and $117 million of accounts receivable as of September 30, 2019 and December 31, 2018, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2019.
11. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	2	—	7	—	7	—
Interest cost	28	1	26	1	86	2	78	2
Expected return on plan assets	(46)	—	(52)	—	(139)	—	(157)	—
Special termination benefit	—	—	—	—	—	—	1	—
Total	(15)	1	(24)	1	(46)	2	(71)	2

Benefit obligation funding is as follows:

	As of September 30, 2019	Total Expected 2019
	(In $ millions)
Cash contributions to defined benefit pension plans	16	22
Benefit payments to nonqualified pension plans	16	21
Benefit payments to other postretirement benefit plans	3	5
Cash contributions to German multiemployer defined benefit pension plans(1)	6	9
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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
The components of environmental remediation liabilities are as follows:

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Demerger obligations (Note 19)	24	26
Divestiture obligations (Note 19)	12	16
Active sites	13	14
US Superfund sites	12	11
Other environmental remediation liabilities	2	2
Total	63	69

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

The Company declared a quarterly cash dividend of $0.62 per share on its Common Stock on October 16, 2019, amounting to $75 million. The cash dividend will be paid on November 7, 2019 to holders of record as of October 28, 2019.
Treasury Stock

	Nine Months Ended September 30,		Total From February 2008 Through September 30, 2019
	2019	2018
Shares repurchased	7,334,433	2,179,058	55,047,144
Average purchase price per share	$105.67	$114.73	$71.35
Shares repurchased (in $ millions)	$775	$250	$3,928
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)(1)	$1,500	$—	$5,366
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
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(4)	(3)	(7)	(31)	(4)	(35)
Gain (loss) on cash flow hedges	(33)	1	(32)	4	—	4
Pension and postretirement benefits gain (loss)	—	—	—	—	—	—
Total	(37)	(2)	(39)	(27)	(4)	(31)

	Nine Months Ended September 30,
	2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(3)	(8)	(11)	(58)	6	(52)
Gain (loss) on cash flow hedges	(55)	7	(48)	8	1	9
Pension and postretirement benefits gain (loss)	—	—	—	1	—	1
Total	(58)	(1)	(59)	(49)	7	(42)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 17)	Pension and Postretirement Benefits Gain (Loss) (Note 11)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2018	(236)	(8)	(3)	(247)
Other comprehensive income (loss) before reclassifications	(3)	(50)	—	(53)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Income tax (provision) benefit	(8)	7	—	(1)
As of September 30, 2019	(247)	(56)	(3)	(306)

14. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In $ millions)
Restructuring	(6)	(1)	(20)	(4)
Asset impairments	—	—	(83)	—
Plant/office closures	(1)	13	(2)	13
Commercial disputes	—	—	4	—
Total	(7)	12	(101)	9
During the nine months ended September 30, 2019, the Company recorded an $83 million long-lived asset impairment loss related to the closure of its acetate flake manufacturing operations in Ocotlán, Mexico (Note 3). The long-lived asset impairment loss was measured at the date of impairment to write-off the related property, plant and equipment and was included in the Company's Acetate Tow segment.
During the nine months ended September 30, 2019, the Company recorded a $15 million gain within commercial disputes related to a settlement from a previous acquisition that was included within the Engineered Materials segment. The Company also recorded an $11 million loss within commercial disputes related to a settlement by the Company's captive insurer with a former third-party customer, which was included within the Other Activities segment.
During the nine months ended September 30, 2019 and September 30, 2018, the Company recorded $20 million and $4 million, respectively, of employee termination benefits primarily related to Company-wide business optimization projects.
During the nine months ended September 30, 2018, the Company recorded a $13 million gain within plant/office closures related to a non-income tax receivable refund from Nanjing, China, in its Acetyl Chain segment.

The changes in the restructuring liability by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2018	—	2	2	—	4
Additions	9	3	1	8	21
Cash payments	(4)	(2)	—	(3)	(9)
Other changes	—	—	(1)	—	(1)
Exchange rate changes	—	—	—	—	—
As of September 30, 2019	5	3	2	5	15
Plant/Office Closures
As of December 31, 2018	—	—	—	—	—
Additions	—	1	—	—	1
Cash payments	—	—	—	—	—
Other changes	—	—	—	—	—
Exchange rate changes	—	—	—	—	—
As of September 30, 2019	—	1	—	—	1
Total	5	4	2	5	16

15. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In percentages)
Effective income tax rate	16	12	13	16

The higher effective income tax rate for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the impact of functional currency differences in offshore jurisdictions, partially offset by the release of the valuation allowance on foreign tax credit carryforwards due to a change in the sourcing of US earnings between domestic and foreign sources.
The lower effective income tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to 2019 reductions in the valuation allowance on foreign tax credits that resulted from greater forecasted utilization of credits prior to the expiration of the carryforward period. During the nine months ended September 30, 2018, and prior to the receipt of any regulatory guidance from the US Department of Treasury ("US Treasury") related to various provisions of the Tax Cuts and Jobs Act ("TCJA"), the Company recorded additional valuation allowances on prior year foreign tax credit carryforwards due to uncertainty regarding the treatment of future income and credits generated under the global low-taxed intangible income ("GILTI") provisions, which were enacted as part of TCJA.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. Changes in the Company's estimates of future taxable income and prudent and feasible tax planning strategies will affect the estimate of the realization of the tax benefits of these foreign tax credit carryforwards. Due to the TCJA and uncertainty as to future sources of general limitation foreign source income to allow for the utilization of these credits, the Company recorded a valuation allowance on a substantial portion of its foreign tax credits upon the enactment of the TCJA. The Company is currently evaluating tax planning strategies that would utilize the Company's foreign tax credit carryforwards. Implementation of these strategies in future periods could reduce the level of valuation allowance that is needed, thereby decreasing the Company's effective tax rate.
On March 6, 2019, the US Treasury issued proposed regulations clarifying the deduction for GILTI and Foreign-Derived Intangible Income ("FDII"), which were enacted as part of the TCJA. The Company currently does not expect these regulations to have a material impact on its tax expense upon final adoption and will evaluate the impact of final guidance once it is released.
On June 14, 2019, the US Treasury released proposed and final regulations clarifying the GILTI inclusion and temporary and proposed regulations clarifying the dividends received deduction for foreign dividends paid to the US that were enacted as part of the TCJA. The Company currently does not expect these regulations to have a material impact on tax expense and will evaluate the impact of further guidance as it is released.
During the three months ended September 30, 2019, the US Treasury released proposed regulations related to bonus depreciation, net operating loss limitations and revenue recognition rules for advanced payments. The Company does not expect these regulations to have a material impact on its tax expense and will evaluate the impact of further guidance as it is released.
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

The components of lease expense are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Statement of Operations Classification
	2019
	(In $ millions)
Lease Cost
Operating lease cost	10	30	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	6	16	Cost of sales / Selling, general and administrative expenses
Variable lease cost	2	6	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	5	14	Cost of sales
Interest on lease liabilities	4	14	Interest expense
Sublease income	—	—	Other income (expense), net
Total net lease cost	27	80

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	As of September 30, 2019	Balance Sheet Classification
	(In $ millions)
Leases
Assets
Operating lease assets	206	Operating lease ROU assets
Finance lease assets	87	Property, plant and equipment, net
Total leased assets	293

Liabilities
Current
Operating	31	Current Other liabilities
Finance	24	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	182	Operating lease liabilities
Finance	122	Long-term debt
Total lease liabilities	359

As of September 30, 2019
Weighted-Average Remaining Lease Term (years)
Operating leases	14.9
Finance leases	7.0

Weighted-Average Discount Rate
Operating leases	2.7%
Finance leases	11.6%

Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Nine Months Ended September 30, 2019
(In $ millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	28
Operating cash flows from finance leases	15
Financing cash flows from finance leases	17

ROU assets obtained in exchange for finance lease liabilities	—
ROU assets obtained in exchange for operating lease liabilities	9

Maturities of lease liabilities are as follows:

	As of September 30, 2019
	Operating Leases	Finance Leases
	(In $ millions)
2019	10	11
2020	34	40
2021	26	39
2022	23	30
2023	20	22
Later years	146	86
Sublease income	—	—
Total lease payments	259	228
Less amounts representing interest	(46)	(82)
Total lease obligations	213	146

As of September 30, 2019, there were no additional operating or financing lease commitments that have not yet commenced.
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

17. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of September 30, 2019	As of December 31, 2018
	(In € millions)
Total	1,478	1,550

Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Total	400	400

Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Total	803	1,071

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2019	2018	2019	2018
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(13)	2	1	—	Cost of sales
Interest rate swaps	(19)	2	—	—	Interest expense
Total	(32)	4	1	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	48	9	—	—	N/A
Cross-currency swaps (Note 10)	22	—	—	—	N/A
Total	70	9	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	9	(2)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	9	(2)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2019	2018	2019	2018
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(5)	6	5	1	Cost of sales
Interest rate swaps	(45)	2	—	—	Interest expense
Foreign currency forwards	—	1	—	—	Cost of sales
Total	(50)	9	5	1

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 10)	74	44	—	—	N/A
Cross-currency swaps (Note 10)	16	—	—	—	N/A
Total	90	44	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	9	15	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	9	15

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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Derivative Assets
Gross amount recognized	28	11
Gross amount offset in the consolidated balance sheets	2	2
Net amount presented in the consolidated balance sheets	26	9
Gross amount not offset in the consolidated balance sheets	1	3
Net amount	25	6

	As of September 30, 2019	As of December 31, 2018
	(In $ millions)
Derivative Liabilities
Gross amount recognized	70	20
Gross amount offset in the consolidated balance sheets	2	2
Net amount presented in the consolidated balance sheets	68	18
Gross amount not offset in the consolidated balance sheets	1	3
Net amount	67	15

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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of September 30, 2019
Designated as Net Investment Hedges
Cross-currency swaps	—	16	16	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	10	10	Current Other assets
Total assets	—	26	26
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(55)	(55)	Noncurrent Other liabilities
Commodity swaps	—	(6)	(6)	Current Other liabilities
Commodity swaps	—	(3)	(3)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(68)	(68)
As of December 31, 2018
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	1	1	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	8	8	Current Other assets
Total assets	—	9	9
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	(1)	(1)	Noncurrent Other liabilities
Interest rate swaps	—	(10)	(10)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(7)	(7)	Current Other liabilities
Total liabilities	—	(18)	(18)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2019
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	35	35	—	35
Long-term debt, including current installments of long-term debt	3,404	3,420	146	3,566
As of December 31, 2018
Equity investments without readily determinable fair values	164	—	—	—
Insurance contracts in nonqualified trusts	37	37	—	37
Long-term debt, including current installments of long-term debt	3,355	3,204	167	3,371
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
As of September 30, 2019, and December 31, 2018, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2019, are $91 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of September 30, 2019. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2019, the Company had unconditional purchase obligations of $1.2 billion, which extend through 2036.
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

20. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended September 30, 2019
Net sales	591	158	867	—	(30)	(1)	1,586
Other (charges) gains, net (Note 14)	(1)	(3)	—	(3)	—		(7)
Operating profit (loss)	111	34	180	(65)	—		260
Equity in net earnings (loss) of affiliates	41	—	1	3	—		45
Depreciation and amortization	33	14	43	4	—		94
Capital expenditures	23	9	47	8	—		87	(2)
	Three Months Ended September 30, 2018
Net sales	642	158	1,006	—	(35)	(1)	1,771
Other (charges) gains, net (Note 14)	—	(1)	12	1	—		12
Operating profit (loss)	124	26	287	(63)	—		374
Equity in net earnings (loss) of affiliates	62	—	2	2	—		66
Depreciation and amortization	31	21	36	2	—		90
Capital expenditures	25	9	39	2	—		75	(2)
______________________________

(1)	Includes intersegment sales primarily related to the Acetyl Chain.

(2)	Includes an increase in accrued capital expenditures of $5 million and a decrease of $4 million for the three months ended September 30, 2019 and 2018, respectively.

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2019
Net sales	1,847	488	2,621	—	(91)	(1)	4,865
Other (charges) gains, net (Note 14)	6	(87)	(1)	(19)	—		(101)
Operating profit (loss)	358	30	570	(192)	—		766
Equity in net earnings (loss) of affiliates	123	—	3	8	—		134
Depreciation and amortization	96	35	119	11	—		261
Capital expenditures	60	28	108	19	—		215	(2)
	As of September 30, 2019
Goodwill and intangible assets, net	988	152	228	—	—		1,368
Total assets	4,081	967	3,448	918	—		9,414
	Nine Months Ended September 30, 2018
Net sales	1,971	488	3,106	—	(99)	(1)	5,466
Other (charges) gains, net (Note 14)	—	(2)	10	1	—		9
Operating profit (loss)	365	111	813	(214)	—		1,075
Equity in net earnings (loss) of affiliates	169	—	5	6	—		180
Depreciation and amortization	96	44	107	8	—		255
Capital expenditures	72	19	122	7	—		220	(2)
	As of December 31, 2018
Goodwill and intangible assets, net	974	153	240	—	—		1,367
Total assets	4,012	1,032	3,471	798	—		9,313
______________________________

(1)	Includes intersegment sales primarily related to the Acetyl Chain.

(2)	Includes a decrease in accrued capital expenditures of $11 million and $24 million for the nine months ended September 30, 2019 and 2018, respectively.
21. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of September 30, 2019, the Company had $666 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $87 million of its remaining performance obligations as Net sales in 2019, $197 million in 2020, $151 million in 2021 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 9).
The Company does not have any material contract assets as of September 30, 2019.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In $ millions)
Engineered Materials
North America	195	197	571	567
Europe and Africa	251	277	822	945
Asia-Pacific	126	145	400	403
South America	19	23	54	56
Total	591	642	1,847	1,971

Acetate Tow
North America	30	30	97	98
Europe and Africa	63	78	193	196
Asia-Pacific	60	44	176	163
South America	5	6	22	31
Total	158	158	488	488

Acetyl Chain
North America	273	298	837	873
Europe and Africa	280	302	856	958
Asia-Pacific	264	341	772	1,081
South America	20	30	65	95
Total(1)	837	971	2,530	3,007
______________________________

(1)
Excludes intersegment sales of $30 million and $35 million for the three months ended September 30, 2019 and 2018, respectively. Excludes intersegment sales of $91 million and $99 million for the nine months ended September 30, 2019 and 2018, respectively.

22. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	268	407	816	1,116
Earnings (loss) from discontinued operations	(5)	(6)	(7)	(8)
Net earnings (loss)	263	401	809	1,108

Weighted average shares - basic	122,699,859	134,519,301	125,159,647	135,336,704
Incremental shares attributable to equity awards	599,805	980,089	709,182	1,050,999
Weighted average shares - diluted	123,299,664	135,499,390	125,868,829	136,387,703

During the three and nine months ended September 30, 2019 and 2018, there were no anti-dilutive equity awards excluded from the computation of diluted net earnings per share.
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	570	1,292	(276)	1,586
Cost of sales	—	—	(444)	(1,011)	283	(1,172)
Gross profit	—	—	126	281	7	414
Selling, general and administrative expenses	—	—	(46)	(74)	—	(120)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(7)	(10)	—	(17)
Other (charges) gains, net	—	—	(1)	(6)	—	(7)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	—	—	(3)
Operating profit (loss)	—	—	67	186	7	260
Equity in net earnings (loss) of affiliates	277	267	183	43	(725)	45
Non-operating pension and other postretirement employee benefit (expense) income	—	—	15	2	—	17
Interest expense	(20)	(5)	(37)	(9)	44	(27)
Interest income	—	18	23	4	(44)	1
Dividend income - equity investments	—	—	—	27	—	27
Other income (expense), net	—	—	1	(1)	—	—
Earnings (loss) from continuing operations before tax	257	280	252	252	(718)	323
Income tax (provision) benefit	6	(3)	2	(57)	(1)	(53)
Earnings (loss) from continuing operations	263	277	254	195	(719)	270
Earnings (loss) from operation of discontinued operations	—	—	(6)	—	—	(6)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(5)	—	—	(5)
Net earnings (loss)	263	277	249	195	(719)	265
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	263	277	249	193	(719)	263

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	565	1,483	(277)	1,771
Cost of sales	—	—	(432)	(1,105)	282	(1,255)
Gross profit	—	—	133	378	5	516
Selling, general and administrative expenses	—	—	(46)	(83)	—	(129)
Amortization of intangible assets	—	—	(1)	(4)	—	(5)
Research and development expenses	—	—	(7)	(11)	—	(18)
Other (charges) gains, net	—	—	—	12	—	12
Foreign exchange gain (loss), net	—	(3)	—	3	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(3)	1	—	(2)
Operating profit (loss)	—	(3)	76	296	5	374
Equity in net earnings (loss) of affiliates	401	411	286	64	(1,096)	66
Non-operating pension and other postretirement employee benefit (expense) income	—	—	23	3	(1)	25
Interest expense	—	(5)	(33)	(8)	16	(30)
Interest income	—	13	1	3	(15)	2
Dividend income - equity investments	—	—	—	25	1	26
Other income (expense), net	—	—	1	(1)	(1)	(1)
Earnings (loss) from continuing operations before tax	401	416	354	382	(1,091)	462
Income tax (provision) benefit	—	(15)	(10)	(28)	(1)	(54)
Earnings (loss) from continuing operations	401	401	344	354	(1,092)	408
Earnings (loss) from operation of discontinued operations	—	—	(1)	(6)	—	(7)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(1)	(5)	—	(6)
Net earnings (loss)	401	401	343	349	(1,092)	402
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	401	401	343	348	(1,092)	401

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,780	3,963	(878)	4,865
Cost of sales	—	—	(1,345)	(3,108)	878	(3,575)
Gross profit	—	—	435	855	—	1,290
Selling, general and administrative expenses	—	—	(125)	(233)	—	(358)
Amortization of intangible assets	—	—	(6)	(12)	—	(18)
Research and development expenses	—	—	(20)	(30)	—	(50)
Other (charges) gains, net	—	—	(6)	(95)	—	(101)
Foreign exchange gain (loss), net	—	—	—	5	—	5
Gain (loss) on disposition of businesses and assets, net	—	—	(7)	5	—	(2)
Operating profit (loss)	—	—	271	495	—	766
Equity in net earnings (loss) of affiliates	823	814	522	120	(2,145)	134
Non-operating pension and other postretirement employee benefit (expense) income	—	—	46	5	—	51
Interest expense	(20)	(24)	(103)	(29)	89	(87)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	49	36	8	(89)	4
Dividend income - equity investments	—	—	—	89	—	89
Other income (expense), net	—	(3)	1	(4)	—	(6)
Earnings (loss) from continuing operations before tax	803	832	773	684	(2,145)	947
Income tax (provision) benefit	6	(9)	(28)	(96)	—	(127)
Earnings (loss) from continuing operations	809	823	745	588	(2,145)	820
Earnings (loss) from operation of discontinued operations	—	—	(9)	—	—	(9)
Income tax (provision) benefit from discontinued operations	—	—	2	—	—	2
Earnings (loss) from discontinued operations	—	—	(7)	—	—	(7)
Net earnings (loss)	809	823	738	588	(2,145)	813
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net earnings (loss) attributable to Celanese Corporation	809	823	738	584	(2,145)	809

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,733	4,621	(888)	5,466
Cost of sales	—	—	(1,337)	(3,470)	893	(3,914)
Gross profit	—	—	396	1,151	5	1,552
Selling, general and administrative expenses	—	—	(156)	(256)	—	(412)
Amortization of intangible assets	—	—	(3)	(15)	—	(18)
Research and development expenses	—	—	(22)	(32)	—	(54)
Other (charges) gains, net	—	—	—	9	—	9
Foreign exchange gain (loss), net	—	(3)	—	5	—	2
Gain (loss) on disposition of businesses and assets, net	—	—	(8)	4	—	(4)
Operating profit (loss)	—	(3)	207	866	5	1,075
Equity in net earnings (loss) of affiliates	1,108	1,112	872	170	(3,082)	180
Non-operating pension and other postretirement employee benefit (expense) income	—	—	70	8	(1)	77
Interest expense	—	(15)	(93)	(25)	38	(95)
Interest income	—	31	5	7	(39)	4
Dividend income - equity investments	—	—	—	89	3	92
Other income (expense), net	—	—	1	3	(1)	3
Earnings (loss) from continuing operations before tax	1,108	1,125	1,062	1,118	(3,077)	1,336
Income tax (provision) benefit	—	(17)	(115)	(83)	(1)	(216)
Earnings (loss) from continuing operations	1,108	1,108	947	1,035	(3,078)	1,120
Earnings (loss) from operation of discontinued operations	—	—	(2)	(7)	—	(9)
Income tax (provision) benefit from discontinued operations	—	—	—	1	—	1
Earnings (loss) from discontinued operations	—	—	(2)	(6)	—	(8)
Net earnings (loss)	1,108	1,108	945	1,029	(3,078)	1,112
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net earnings (loss) attributable to Celanese Corporation	1,108	1,108	945	1,025	(3,078)	1,108

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	263	277	249	195	(719)	265
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(7)	(7)	(52)	(67)	126	(7)
Gain (loss) on cash flow hedges	(32)	(32)	(12)	(12)	56	(32)
Total other comprehensive income (loss), net of tax	(39)	(39)	(64)	(79)	182	(39)
Total comprehensive income (loss), net of tax	224	238	185	116	(537)	226
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	224	238	185	114	(537)	224

	Three Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	401	401	343	349	(1,092)	402
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	1	—	(1)	—
Foreign currency translation gain (loss)	(35)	(35)	(31)	(37)	103	(35)
Gain (loss) on cash flow hedges	4	4	2	2	(8)	4
Total other comprehensive income (loss), net of tax	(31)	(31)	(28)	(35)	94	(31)
Total comprehensive income (loss), net of tax	370	370	315	314	(998)	371
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	370	370	315	313	(998)	370

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	809	823	738	588	(2,145)	813
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(11)	(11)	(68)	(87)	166	(11)
Gain (loss) on cash flow hedges	(48)	(48)	(9)	(7)	64	(48)
Total other comprehensive income (loss), net of tax	(59)	(59)	(77)	(94)	230	(59)
Total comprehensive income (loss), net of tax	750	764	661	494	(1,915)	754
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to Celanese Corporation	750	764	661	490	(1,915)	750

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	1,108	1,108	945	1,029	(3,078)	1,112
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	6	13	(19)	—
Foreign currency translation gain (loss)	(52)	(52)	(77)	(95)	224	(52)
Gain (loss) on cash flow hedges	9	9	6	7	(22)	9
Pension and postretirement benefits gain (loss)	1	1	1	1	(3)	1
Total other comprehensive income (loss), net of tax	(42)	(42)	(64)	(74)	180	(42)
Total comprehensive income (loss), net of tax	1,066	1,066	881	955	(2,898)	1,070
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to Celanese Corporation	1,066	1,066	881	951	(2,898)	1,066

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of September 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	87	410	—	497
Trade receivables - third party and affiliates	—	—	102	958	(113)	947
Non-trade receivables, net	46	1,082	1,771	705	(3,269)	335
Inventories, net	—	—	337	706	(49)	994
Marketable securities, at fair value	—	—	26	—	—	26
Other assets	—	31	17	73	(77)	44
Total current assets	46	1,113	2,340	2,852	(3,508)	2,843
Investments in affiliates	4,006	5,135	4,241	839	(13,251)	970
Property, plant and equipment, net	—	—	1,373	2,212	—	3,585
Operating lease right-of-use assets	—	—	54	152	—	206
Deferred income taxes	—	—	—	100	(2)	98
Other assets	1	1,674	194	426	(1,951)	344
Goodwill	—	—	399	655	—	1,054
Intangible assets, net	—	—	127	187	—	314
Total assets	4,053	7,922	8,728	7,423	(18,712)	9,414
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,280	251	914	555	(2,632)	368
Trade payables - third party and affiliates	25	1	295	556	(113)	764
Other liabilities	—	79	190	297	(208)	358
Income taxes payable	1	—	495	53	(506)	43
Total current liabilities	1,306	331	1,894	1,461	(3,459)	1,533
Noncurrent Liabilities
Long-term debt	—	3,502	1,678	104	(1,925)	3,359
Deferred income taxes	—	26	84	161	(2)	269
Uncertain tax positions	—	2	6	161	—	169
Benefit obligations	—	—	237	286	—	523
Operating lease liabilities	—	—	43	139	—	182
Other liabilities	—	55	94	126	(35)	240
Total noncurrent liabilities	—	3,585	2,142	977	(1,962)	4,742
Total Celanese Corporation stockholders' equity	2,747	4,006	4,692	4,593	(13,291)	2,747
Noncontrolling interests	—	—	—	392	—	392
Total equity	2,747	4,006	4,692	4,985	(13,291)	3,139
Total liabilities and equity	4,053	7,922	8,728	7,423	(18,712)	9,414

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	30	409	—	439
Trade receivables - third party and affiliates	—	—	96	1,040	(119)	1,017
Non-trade receivables, net	40	551	797	697	(1,784)	301
Inventories, net	—	—	329	765	(48)	1,046
Marketable securities, at fair value	—	—	31	—	—	31
Other assets	—	24	10	37	(31)	40
Total current assets	40	575	1,293	2,948	(1,982)	2,874
Investments in affiliates	3,503	4,820	4,678	855	(12,877)	979
Property, plant and equipment, net	—	—	1,289	2,430	—	3,719
Deferred income taxes	—	—	—	86	(2)	84
Other assets	—	1,658	142	461	(1,971)	290
Goodwill	—	—	399	658	—	1,057
Intangible assets, net	—	—	132	178	—	310
Total assets	3,543	7,053	7,933	7,616	(16,832)	9,313
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	544	333	465	258	(1,039)	561
Trade payables - third party and affiliates	13	1	342	583	(120)	819
Other liabilities	1	87	267	258	(270)	343
Income taxes payable	—	—	475	88	(507)	56
Total current liabilities	558	421	1,549	1,187	(1,936)	1,779
Noncurrent Liabilities
Long-term debt	—	3,104	1,679	127	(1,940)	2,970
Deferred income taxes	—	15	85	157	(2)	255
Uncertain tax positions	—	—	6	152	—	158
Benefit obligations	—	—	250	314	—	564
Other liabilities	1	10	99	138	(40)	208
Total noncurrent liabilities	1	3,129	2,119	888	(1,982)	4,155
Total Celanese Corporation stockholders' equity	2,984	3,503	4,265	5,146	(12,914)	2,984
Noncontrolling interests	—	—	—	395	—	395
Total equity	2,984	3,503	4,265	5,541	(12,914)	3,379
Total liabilities and equity	3,543	7,053	7,933	7,616	(16,832)	9,313

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	988	(47)	1,132	616	(1,561)	1,128
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(137)	(89)	—	(226)
Acquisitions, net of cash acquired	—	—	(31)	(60)	—	(91)
Proceeds from sale of businesses and assets, net	—	—	6	—	(5)	1
Return of capital from subsidiary	—	—	7	—	(7)	—
Intercompany loan receipts (disbursements)	—	—	(649)	—	649	—
Other, net	—	—	1	(15)	5	(9)
Net cash provided by (used in) investing activities	—	—	(803)	(164)	642	(325)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	165	4	(3)	(39)	127
Proceeds from short-term borrowings	—	—	—	720	(610)	110
Repayments of short-term borrowings	—	—	—	(85)	—	(85)
Proceeds from long-term debt	—	499	—	—	—	499
Repayments of long-term debt	—	(335)	(1)	(18)	—	(354)
Purchases of treasury stock, including related fees	(763)	—	—	—	—	(763)
Dividends to parent	—	(272)	(251)	(1,038)	1,561	—
Common stock dividends	(225)	—	—	—	—	(225)
Return of capital to parent	—	—	—	(7)	7	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(7)	—	(7)
Other, net	—	(10)	(24)	(4)	—	(38)
Net cash provided by (used in) financing activities	(988)	47	(272)	(442)	919	(736)
Exchange rate effects on cash and cash equivalents	—	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	—	—	57	1	—	58
Cash and cash equivalents as of beginning of period	—	—	30	409	—	439
Cash and cash equivalents as of end of period	—	—	87	410	—	497

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	459	567	224	1,015	(1,070)	1,195
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(163)	(81)	—	(244)
Acquisitions, net of cash acquired	—	—	(144)	—	—	(144)
Proceeds from sale of businesses and assets, net	—	—	—	13	—	13
Return of capital from subsidiary	—	—	225	—	(225)	—
Contributions to subsidiary	—	—	(16)	—	16	—
Intercompany loan receipts (disbursements)	—	(327)	(12)	(285)	624	—
Other, net	—	—	(7)	(27)	—	(34)
Net cash provided by (used in) investing activities	—	(327)	(117)	(380)	415	(409)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(33)	11	(52)	(12)	(86)
Proceeds from short-term borrowings	—	—	—	44	—	44
Repayments of short-term borrowings	—	—	—	(62)	—	(62)
Proceeds from long-term debt	—	285	327	—	(612)	—
Repayments of long-term debt	—	(19)	(13)	(24)	—	(56)
Purchases of treasury stock, including related fees	(250)	—	—	—	—	(250)
Dividends to parent	—	(459)	(611)	—	1,070	—
Contributions from parent	—	—	—	16	(16)	—
Common stock dividends	(209)	—	—	—	—	(209)
Return of capital to parent	—	—	—	(225)	225	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(14)	—	(14)
Other, net	—	—	(5)	(1)	—	(6)
Net cash provided by (used in) financing activities	(459)	(226)	(291)	(318)	655	(639)
Exchange rate effects on cash and cash equivalents	—	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	—	14	(184)	297	—	127
Cash and cash equivalents as of beginning of period	—	—	230	346	—	576
Cash and cash equivalents as of end of period	—	14	46	643	—	703

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

•
changes in applicable tariffs, duties and trade agreements, tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations that may impact recorded or future tax impacts associated with the Tax Cuts and Jobs Act (the "TCJA");

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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,586	1,771	(185)	4,865	5,466	(601)
Gross profit	414	516	(102)	1,290	1,552	(262)
Selling, general and administrative ("SG&A") expenses	(120)	(129)	9	(358)	(412)	54
Other (charges) gains, net	(7)	12	(19)	(101)	9	(110)
Operating profit (loss)	260	374	(114)	766	1,075	(309)
Equity in net earnings (loss) of affiliates	45	66	(21)	134	180	(46)
Non-operating pension and other postretirement employee benefit (expense) income	17	25	(8)	51	77	(26)
Interest expense	(27)	(30)	3	(87)	(95)	8
Refinancing expense	—	—	—	(4)	—	(4)
Dividend income - equity investments	27	26	1	89	92	(3)
Earnings (loss) from continuing operations before tax	323	462	(139)	947	1,336	(389)
Earnings (loss) from continuing operations	270	408	(138)	820	1,120	(300)
Earnings (loss) from discontinued operations	(5)	(6)	1	(7)	(8)	1
Net earnings (loss)	265	402	(137)	813	1,112	(299)
Net earnings (loss) attributable to Celanese Corporation	263	401	(138)	809	1,108	(299)
Other Data
Depreciation and amortization	94	90	4	261	255	6
SG&A expenses as a percentage of Net sales	7.6%	7.3%		7.4%	7.5%
Operating margin(1)	16.4%	21.1%		15.7%	19.7%
Other (charges) gains, net
Restructuring	(6)	(1)	(5)	(20)	(4)	(16)
Asset impairments	—	—	—	(83)	—	(83)
Plant/office closures	(1)	13	(14)	(2)	13	(15)
Commercial disputes	—	—	—	4	—	4
Total Other (charges) gains, net	(7)	12	(19)	(101)	9	(110)
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2019	As of December 31, 2018
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	497	439

Short-term borrowings and current installments of long-term debt - third party and affiliates	368	561
Long-term debt, net of unamortized deferred financing costs	3,359	2,970
Total debt	3,727	3,531
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(4)	(2)	(2)	—	(8)
Acetate Tow	—	—	—	—	—
Acetyl Chain	6	(18)	(2)	—	(14)
Total Company	2	(11)	(2)	1	(10)
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(5)	2	(3)	—	(6)
Acetate Tow	—	—	—	—	—
Acetyl Chain	—	(13)	(3)	—	(16)
Total Company	(2)	(6)	(3)	—	(11)
Consolidated Results
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net sales decreased $185 million, or 10%, for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower pricing in our Acetyl Chain and Engineered Materials segments;

•	an unfavorable currency impact in our Acetyl Chain and Engineered Materials segments; and

•	lower volume in our Engineered Materials segment, primarily due to slower global economic conditions and customer destocking;
partially offset by:

•	higher volume in our Acetyl Chain segment, primarily for VAM due to expansion in the western hemisphere.

Operating profit decreased $114 million, or 30%, for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales in our Acetyl Chain and Engineered Materials segments; and

•
an unfavorable impact to Other (charges) gains. During the three months ended September 30, 2018, we received a $13 million non-income tax receivable refund from Nanjing, China, which did not recur in the current year. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower raw material costs within our Acetyl Chain and Engineered Materials segments.
On September 21, 2019, a localized fire occurred at our Clear Lake, Texas facility, resulting in damage to the carbon monoxide production unit, for which we recorded accelerated depreciation expense and clean-up costs of approximately $6 million during the three months ended September 30, 2019. We expect the financial impact on operating profit during the fourth quarter of 2019, excluding lost sales opportunities, to be approximately $35 million to $45 million, primarily related to certain fixed overhead, clean-up and repair costs.
Equity in net earnings (loss) of affiliates decreased $21 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	a decrease in equity investment in earnings of $21 million from our Ibn Sina strategic affiliate, primarily as a result of plant turnaround activity.
Our effective income tax rate for the three months ended September 30, 2019 was 16% compared to 12% for the same period in 2018. The higher effective income tax rate for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the impact of functional currency differences in offshore jurisdictions, partially offset by the release of the valuation allowance on foreign tax credit carryforwards due to a change in the sourcing of US earnings between domestic and foreign sources.
See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net sales decreased $601 million, or 11%, for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower pricing in our Acetyl Chain segment;

•	lower volume in our Engineered Materials segment, primarily due to slower global economic conditions and customer destocking; and

•	an unfavorable currency impact within our Acetyl Chain and Engineered Materials segments;
partially offset by:

•	higher pricing in our Engineered Materials segment.
Operating profit decreased $309 million, or 29%, for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales in our Acetyl Chain and Engineered Materials segments; and

•
an unfavorable impact to Other (charges) gains, net. During the nine months ended September 30, 2019, we recorded an $83 million long-lived asset impairment loss in our Acetate Tow segment related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico and $20 million in employee termination benefits, primarily related to business optimization projects. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower raw material costs within our Acetyl Chain segment; and

•	lower incentive compensation costs and project spending within Other Activities.
Equity in net earnings (loss) of affiliates decreased $46 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	a decrease in equity investment in earnings of $32 million from our Ibn Sina strategic affiliate, primarily as a result of plant turnaround activity; and

•	a decrease in equity investment in earnings of $13 million from our Polyplastics Co., Ltd. ("Polyplastics") strategic affiliate as a result of softer market conditions in China.
Our effective income tax rate for the nine months ended September 30, 2019 was 13% compared to 16% for the same period in 2018. The lower effective income tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to 2019 reductions in the valuation allowance on foreign tax credits that resulted from greater forecasted utilization of credits prior to the expiration of their carryforward period.
Business Segments
Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2019	2018			2019	2018
	(unaudited)
	(In $ millions, except percentages)
Net sales	591	642	(51)	(7.9)%	1,847	1,971	(124)	(6.3)%
Net Sales Variance
Volume	(4)%				(5)%
Price	(2)%				2%
Currency	(2)%				(3)%
Other	—%				—%
Other (charges) gains, net	(1)	—	(1)	(100.0)%	6	—	6	100.0%
Operating profit (loss)	111	124	(13)	(10.5)%	358	365	(7)	(1.9)%
Operating margin	18.8%	19.3%			19.4%	18.5%
Equity in net earnings (loss) of affiliates	41	62	(21)	(33.9)%	123	169	(46)	(27.2)%
Depreciation and amortization	33	31	2	6.5%	96	96	—	—%
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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net sales decreased for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower volume within our base business driven by slower global economic conditions and customer destocking;

•	lower pricing for most of our products, primarily due to reduced customer demand in Asia, as well as product mix; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales;
partially offset by:

•	lower raw material costs, primarily for methanol.
Equity in net earnings (loss) of affiliates decreased for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	a decrease in equity investment in earnings of $21 million from our Ibn Sina strategic affiliate, primarily as a result of plant turnaround activity.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net sales decreased for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower volume within our base business driven by slower global economic conditions and customer destocking; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar;
partially offset by:

•	higher pricing for certain products, primarily due to pricing efforts to align with rising raw material and distribution costs, as well as product mix.
Operating profit decreased for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	an unfavorable volume and currency impact within Net sales; and

•	higher raw material costs, primarily for polymers;
largely offset by:

•	a favorable pricing impact within Net sales;

•	lower energy costs of $13 million, primarily for steam; and

•
a favorable impact of $6 million to Other (charges) gains, net. During the nine months ended September 30, 2019, we recorded a $15 million gain related to a settlement of a commercial dispute from a previous acquisition, partially offset by $9 million in employee termination benefits, primarily related to business optimization projects. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	a decrease in equity investment in earnings of $32 million from our Ibn Sina strategic affiliate, primarily as a result of plant turnaround activity; and

•	a decrease in equity investment in earnings of $13 million from our Polyplastics strategic affiliate as a result of softer market conditions in China.
Acetate Tow

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2019	2018			2019	2018
	(unaudited)
	(In $ millions, except percentages)
Net sales	158	158	—	—%	488	488	—	—%
Net Sales Variance
Volume	—%				—%
Price	—%				—%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	(3)	(1)	(2)	(200.0)%	(87)	(2)	(85)	(4,250.0)%
Operating profit (loss)	34	26	8	30.8%	30	111	(81)	(73.0)%
Operating margin	21.5%	16.5%			6.1%	22.7%
Dividend income - equity investments	27	26	1	3.8%	88	91	(3)	(3.3)%
Depreciation and amortization	14	21	(7)	(33.3)%	35	44	(9)	(20.5)%
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
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net sales remained flat for the three months ended September 30, 2019 compared to the same period in 2018.
Operating profit increased for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	higher accelerated depreciation and amortization expense of $7 million in 2018 related to the closure of our acetate tow manufacturing unit in Ocotlán, Mexico; and

•	lower energy costs of $6 million, primarily related to natural gas prices.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net sales remained flat for the nine months ended September 30, 2019 compared to the same period in 2018.

Operating profit decreased for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•
an unfavorable impact of $85 million to Other (charges) gains, net. During the nine months ended September 30, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico. We expect to incur additional exit and shutdown costs related to Ocotlán, Mexico of approximately $12 million through the first quarter of 2020. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	higher accelerated depreciation and amortization expense of $8 million in 2018 related to the closure of our acetate tow manufacturing unit in Ocotlán, Mexico; and

•	lower energy costs of $8 million, primarily related to natural gas prices.
Acetyl Chain

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2019	2018			2019	2018
	(unaudited)
	(In $ millions, except percentages)
Net sales	867	1,006	(139)	(13.8)%	2,621	3,106	(485)	(15.6)%
Net Sales Variance
Volume	6%				—%
Price	(18)%				(13)%
Currency	(2)%				(3)%
Other	—%				—%
Other (charges) gains, net	—	12	(12)	(100.0)%	(1)	10	(11)	(110.0)%
Operating profit (loss)	180	287	(107)	(37.3)%	570	813	(243)	(29.9)%
Operating margin	20.8%	28.5%			21.7%	26.2%
Depreciation and amortization	43	36	7	19.4%	119	107	12	11.2%
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
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net sales decreased for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower pricing for most of our products, primarily due to reduced customer demand in Asia and an overall deflationary environment for raw materials; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar;
partially offset by:

•	higher volume, primarily for VAM due to expansion in the western hemisphere, which represents substantially all of the increase in volume.
Operating profit decreased for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales; and

•
an unfavorable impact of $12 million to Other (charges) gains, net. During the three months ended September 30, 2018, we received a $13 million non-income tax receivable refund from Nanjing, China, which did not recur in the current year. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower raw material costs for methanol, ethylene and acetic acid, which combined represents approximately three-fourths of the decrease.
On September 21, 2019, a localized fire occurred at our Clear Lake, Texas facility, resulting in damage to the carbon monoxide production unit, for which we recorded accelerated depreciation expense and clean-up costs of approximately $6 million during the three months ended September 30, 2019. We expect the financial impact on operating profit during the fourth quarter of 2019, excluding lost sales opportunities, to be approximately $35 million to $45 million, primarily related to certain fixed overhead, clean-up and repair costs.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net sales decreased for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower pricing for most of our products, primarily due to reduced customer demand in Asia and an overall deflationary environment for raw materials; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Volume was flat for the nine months ended September 30, 2019 compared to the same period in 2018 due to reduced customer demand for acetic acid in Asia, mostly offset by higher volume for VAM due to expansion in the western hemisphere.
Operating profit decreased for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower Net sales; and

•
an unfavorable impact of $11 million to Other (charges) gains, net. During the nine months ended September 30, 2018, we received a $13 million non-income tax receivable refund from Nanjing, China, which did not recur in the current year. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower raw material costs for methanol, ethylene and acetic acid, which combined represents approximately three-fourths of the decrease.

Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2019	2018			2019	2018
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(3)	1	(4)	(400.0)%	(19)	1	(20)	(2,000.0)%
Operating profit (loss)	(65)	(63)	(2)	(3.2)%	(192)	(214)	22	10.3%
Equity in net earnings (loss) of affiliates	3	2	1	50.0%	8	6	2	33.3%
Non-operating pension and other postretirement employee benefit (expense) income	17	25	(8)	(32.0)%	51	77	(26)	(33.8)%
Dividend income - equity investments	—	—	—	—%	1	1	—	—%
Depreciation and amortization	4	2	2	100.0%	11	8	3	37.5%
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
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Operating loss increased for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•
an unfavorable impact of $4 million to Other (charges) gains, net. During the three months ended September 30, 2019 we recorded $3 million in employee termination benefits, primarily related to business optimization projects. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and

•	higher functional spending of $3 million;
partially offset by:

•	lower incentive compensation costs.
Non-operating pension and other postretirement employee benefit income decreased for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower expected return on plan assets.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Operating loss decreased for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower incentive compensation costs and project spending of $37 million;

partially offset by:

•
an unfavorable impact of $20 million to Other (charges) gains, net. During the nine months ended September 30, 2019 we recorded an $11 million loss related to a settlement by our captive insurer with a former third-party customer. In addition, during the nine months ended September 30, 2019 we recorded $8 million in employee termination benefits, primarily related to business optimization projects. See Note 14 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Non-operating pension and other postretirement employee benefit income decreased for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to:

•	lower expected return on plan assets.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2019, we have $1.1 billion available for borrowing under our senior unsecured revolving credit facility and $5 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be in the range of $375 million to $400 million in 2019, primarily due to additional investments in growth opportunities in our Engineered Materials and Acetyl Chain segments.
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
Cash Flows
Cash and cash equivalents increased $58 million to $497 million as of September 30, 2019 compared to December 31, 2018. As of September 30, 2019, $348 million of the $497 million of cash and cash equivalents was held by our foreign subsidiaries. These funds are largely accessible, if needed in the US to fund operations. Under the TCJA, we have incurred a charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. See Note 15 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $67 million to $1.1 billion for the nine months ended September 30, 2019 compared to $1.2 billion for the same period in 2018. Net cash provided by operating activities for the nine months ended September 30, 2019 decreased, primarily due to:

•	a decrease in net earnings;
largely offset by:

•
favorable trade working capital of $257 million, primarily due to a decrease in inventory and trade receivables. Inventory decreased as a result of inventory build-up for plant turnarounds which occurred in the prior year and lower costs for raw materials in the current year. Trade receivables decreased due to timing of collections.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $84 million to $325 million for the nine months ended September 30, 2019 compared to $409 million for the same period in 2018, primarily due to:

•	a net cash outflow of $144 million related to the acquisition of Omni Plastics, L.L.C. and its subsidiaries in February 2018, which did not recur this year; and

•	higher capital expenditures during the nine months ended September 30, 2018, primarily due to plant expansions within our Acetyl Chain segment in the prior year;
partially offset by:

•	a net cash outflow of $91 million, primarily related to the acquisition of Next Polymers Ltd. in January 2019.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $97 million to $736 million for the nine months ended September 30, 2019 compared to $639 million for the same period in 2018, primarily due to:

•	an increase of $513 million in share repurchases of our Common Stock during the nine months ended September 30, 2019; and

•	an increase in cash dividends on our Common Stock of $16 million. During the nine months ended September 30, 2019, we increased our quarterly cash dividend rate from $0.54 to $0.62 per share;
partially offset by:

•
an increase in net borrowings on short-term debt of $256 million, primarily as a result of higher borrowings under our revolving credit facility during the nine months ended September 30, 2019 related to the timing of share repurchases of our Common Stock; and

•
an increase in net proceeds from long-term debt of $201 million, primarily due to the issuance of $500 million in principal amount of the 3.500% senior unsecured notes due May 8, 2024 (the "3.500% Notes"), partially offset by the redemption of the 3.250% senior unsecured notes (the "3.250% Notes") during the nine months ended September 30, 2019, as discussed below.

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

In June 2018, we entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $196 million and $117 million of accounts receivable as of September 30, 2019 and December 31, 2018, respectively.
Share Capital
We declared a quarterly cash dividend of $0.62 per share on our Common Stock on October 16, 2019, amounting to $75 million. The cash dividend will be paid on November 7, 2019 to holders of record as of October 28, 2019.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2019, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended September 30, 2019 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
July 1-31, 2019	267,200	$112.25	267,200	$1,683,000,000
August 1-31, 2019	1,524,662	$108.22	1,524,662	$1,518,000,000
September 1-30, 2019	652,416	$122.64	652,416	$1,438,000,000
Total	2,444,278		2,444,278
______________________________

(1)	May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

(2)	As of September 30, 2019, our Board of Directors has authorized the repurchase of $5.4 billion of our Common Stock since February 2008.
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

3.2	Sixth Amended and Restated By-laws, amended effective July 15, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2019).

10.2*‡†	Offer Letter, dated April 5, 2019, between Celanese Corporation and Lori Ryerkerk.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL.

*	Filed herewith.

‡	Indicates a management contract or compensatory plan or arrangement.

†
This document was previously filed as the like-numbered exhibit to our Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on July 23, 2019, and is being refiled to correct typographical errors in the version previously filed to conform to the executed version.

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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chief Executive Officer and President

	Date:	October 22, 2019

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Senior Vice President and
Chief Financial Officer

	Date:	October 22, 2019