Form 10-K
period 2019-12-31
Celanese Corp
filed 2020-02-06
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2019
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

(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CE	New York Stock Exchange
1.125% Senior Notes due 2023	CE /23	New York Stock Exchange
1.250% Senior Notes due 2025	CE /25	New York Stock Exchange
2.125% Senior Notes due 2027	CE /27	New York Stock Exchange
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
Large accelerated Filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2019 (the last business day of the registrants' most recently completed second fiscal quarter) was $11,747,066,605.
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of January 30, 2020 was 119,555,928.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2019

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
Industry
This Annual Report on Form 10-K includes industry data obtained from industry publications and surveys, as well as our own internal company surveys. Third-party industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable.
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
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 30 global production facilities and an additional 9 strategic affiliate production facilities. As of December 31, 2019, we employed 7,714 people worldwide.
Business Segment Overview
We operate principally through three business segments: Engineered Materials, Acetate Tow and the Acetyl Chain. See Business Segments below and Note 26 - Segment Information and Note 27 - Revenue Recognition in the accompanying consolidated financial statements for further information.

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
Engineered Materials is a project-based business where growth is driven by increasing new project commercializations from the pipeline. Our project pipeline model leverages competitive advantages that include our global assets and resources, marketplace presence, broad materials portfolio and differentiated capabilities. Our global assets and resources are represented by our operations, including polymerization, compounding, research and development, and customer technology centers in all regions of the world, including Brazil, China, Germany, India, Italy, Japan, Mexico, South Korea, the United Kingdom and the US, along with sites associated with our four strategic affiliates in Japan, Malaysia, Saudi Arabia, South Korea and the US.
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
On March 5, 2019, we announced the expansion of the thermoplastic co-polyester production unit at the Donegani facility in Ferrara, Italy to support continued growth of our engineered materials business. We expect to expand the production capacity of the unit further by adding a polymerization line to be completed in 2020.
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
Sales of POM amounted to 12%, 11% and 12% of our consolidated net sales for the years ended December 31, 2019, 2018 and 2017, respectively.
UHMW-PE. Celanese is a global leader in UHMW-PE products, which are sold under the GUR® and VitalDose® trademarks. They are highly engineered thermoplastics designed for a variety of industrial, consumer and medical applications. Primary applications for the material include lead acid battery separators, heavy machine components, lithium ion separator membranes, and noise and vibration dampening tapes. Several specialty grades are also produced for applications in high performance filtration equipment, ballistic fibers, thermoplastic and elastomeric additives, as well as medical implants.
Polyesters. Our products include a series of thermoplastic polyesters including Celanex® PBT and Thermx® PCT (polycyclohexylene-dimethylene terephthalate), as well as Riteflex®, a thermoplastic polyester elastomer. These products are used in a wide variety of automotive, electrical and consumer applications, including ignition system parts, radiator grilles, electrical switches, appliance and sensor housings, light emitting diodes and technical fibers.
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
Polypropylene. Our polypropylene products include Polifor® and Tecnoprene® and are primarily used in automotive, appliances, electrical and consumer applications due to their high impact and fatigue resistance, exceptional rigidity at high temperatures and an ability to withstand chemical agents.
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
Because Engineered Materials is a project-based business focused on solutions, the pricing of products in this segment is primarily based on the value-in-use and is generally independent of changes in the cost of raw materials. Therefore, in general, margins may expand or contract in response to changes in raw material costs.
See Note 27 - Revenue Recognition in the accompanying consolidated financial statements for further information.

Acetate Tow

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
• Acetate tow • Acetate flake	• Filtration • Films • Flexible packaging	• Cerdia • Daicel Corporation • Eastman Chemical Company • Mitsubishi Rayon Co., Ltd	• Wood pulp • Acetic acid • Acetic anhydride

•	Overview
Our Acetate Tow business is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications. We hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and acetate tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over three decades. Our Acetate Tow business has production sites in Belgium and the US, along with sites at our three Acetate Tow strategic affiliates in China.
On June 28, 2019, we announced the consolidation of our global acetate manufacturing operations with the closure of our acetate flake manufacturing operations at the Ocotlán, Mexico facility. The closure is intended to strengthen our competitive position and align future production capacities with anticipated industry demand trends. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.

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
Sales of acetate tow amounted to 9%, 8% and 10% of our consolidated net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

•	Customers
Acetate tow is sold principally to the major tobacco companies that account for a majority of worldwide cigarette production.
The pricing of products within the Acetate Tow segment is sensitive to demand and is primarily based on the value-in-use. Many sales are conducted under contracts with pricing for one or more years. As a result, margins may expand or contract in response to changes in raw material costs over these similar periods, and we may be unable to adjust pricing due to other factors, such as the intense level of competition in the industry.
See Note 27 - Revenue Recognition in the accompanying consolidated financial statements for further information.

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
The Acetyl Chain segment, which includes the integrated chain of intermediate chemistry, emulsion polymers and EVA polymers businesses, is active in every major global industrial sector and serves diverse consumer end-use applications. These include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including flexible packaging, thermal laminations, wire and cable, and compounds.
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
We have focused in recent years on enhancing our ability to drive incremental value through our global production network and productivity initiatives as well as proactively managing the intermediate chemistry business in response to trade flows and prevailing industry trends. Our intermediate chemistry business has production sites in China, Germany, Mexico, Singapore and the US. We are a global industry leader, with a broad acetyls product portfolio, leading technology, low cost production footprint and a global supply chain. With decades of experience, advanced proprietary process technology and favorable capital and production costs, we are a leading global producer of acetic acid and VAM. AOPlus®3 technology extends our historical technology advantage and enables us to construct a greenfield acetic acid facility with a capacity of 1.8 million metric tons at a lower capital cost than our competitors. Our VAntage®2 technology could increase VAM capacity to meet growing customer demand globally with minimal investment. We believe our production technology is among the lowest cost in the industry and provides us with global growth opportunities through low cost expansions and a cost advantage over our competitors.
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
Our EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds, as well as select grades of LDPE. Sold under the Ateva® brand, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting. Our EVA polymers business has a production facility in Canada.
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
Acetic acid and VAM, our basic acetyl intermediates products, leverage global supply and demand fundamentals. The principal raw materials in these products are carbon monoxide, methanol and ethylene. We generally purchase carbon monoxide under long-term contracts, and we now have the ability to produce carbon monoxide internally with the purchase of the synthesis gas unit from Linde AG. We generally purchase methanol and ethylene under both annual and multi-year contracts. Methanol and ethylene are commodity products and generally available from a wide variety of sources, while carbon monoxide is typically purpose-made in close proximity.
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
On September 21, 2019, a localized fire occurred at our Clear Lake, Texas facility, resulting in damage to the carbon monoxide production unit. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.
On February 13, 2019, we completed the acquisition of a 365kt synthesis gas production unit from Linde AG, located at our Clear Lake, Texas facility. The acquisition further strengthens our capability of managing future productivity and growth in the production of acetic acid.
Sales from acetyl products amounted to 27%, 31% and 27% of our consolidated net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

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
Sales from emulsion polymer products amounted to 14%, 13% and 13% of our consolidated net sales for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Pricing of our products within the Acetyl Chain segment is influenced by industry utilization and changes in the cost of raw materials. Therefore, in general, there is a direct correlation between these factors and our Net sales for most products. This impact to pricing typically lags changes in raw material costs over months or quarters and impacts profit margins over those periods.
See Note 27 - Revenue Recognition in the accompanying consolidated financial statements for further information.
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
Our strategic affiliates contribute substantial earnings and cash flows to us. During the year ended December 31, 2019, our equity method strategic affiliates generated combined sales of $2.4 billion, resulting in our recording $157 million of equity in net earnings of affiliates and $143 million of dividends.
Our strategic affiliates as of December 31, 2019 are as follows:

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
Acetate Tow strategic ventures. Our Acetate Tow ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2019, 2018 and 2017, we received cash dividends of $112 million, $112 million and $107 million, respectively.
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
Other Equity Method Investments
InfraServs. We hold indirect ownership interests in several German InfraServ Groups that own and develop industrial parks and provide various technical and administrative services to tenants. Our ownership interest in the equity investments in InfraServ affiliates are as follows:

As of December 31, 2019
(In percentages)
InfraServ GmbH & Co. Gendorf KG	30
InfraServ GmbH & Co. Hoechst KG	32
YNCORIS GmbH & Co. KG(1)	22
______________________________

(1)	Formerly known as InfraServ GmbH & Co. Knapsack KG.
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
Trademarks. Amcel®, AOPlus®, Ateva®, Avicor®, Celanese®, Celanex®, Celanyl®, Celcon®, Celstran®, Celvolit®, Clarifoil®, Dur-O-Set®, ECOMID®, EcoVAE®, Factor®, Forprene®, FRIANYL®, Fortron®, GHR®, GUR®, Hostaform®, Laprene®, MetaLX®, Mowilith®, MT®, NILAMID®, Nutrinova®, Nylfor®, OmniLon®, Pibiflex®, Pibifor®, Pibiter®, Polifor®, Resyn®, Riteflex®, SlideX®, Sofprene®, Sofpur®, Sunett®, Talcoprene®, Tecnoprene®, Thermx®, TufCOR®, VAntage®, Vectra®, Vinac®, Vinamul®, VitalDose®, Zenite® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC. Hostaform® is a registered trademark of Hoechst GmbH. Mowilith® and NILAMID® are registered trademarks of Celanese in most European countries.
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

Employees
Our employees employed on a continuing basis throughout the world are as follows:

Employees as of December 31, 2019
North America
US	2,764
Canada	184
Mexico	572
Total	3,520
Europe
Germany	1,560
Other Europe	1,417
Total	2,977
Asia	1,083
Rest of World	134
Total	7,714
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
In addition, we have significant operations and financial relationships based in Europe. Historically, sales originating in Europe have accounted for over one-third of our net sales. For example, in 2019, sales originating in Europe accounted for approximately 40% of our net sales. Adverse conditions in the European economy related to the United Kingdom's exit from the European Union ("EU") membership or otherwise may negatively impact our overall financial results due to reduced economic growth, decreased end-use customer demand or other factors.
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
A disruption in production at one or more of our manufacturing facilities, or our suppliers, could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which could cause them to seek other suppliers. In particular, production disruptions at our manufacturing facilities that produce chemicals used as inputs in the production of chemicals in other business segments, such as acetic acid, VAM and formaldehyde, could have a more significant adverse effect on our business and financial performance and results of operations to the extent of such vertical integration. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at such manufacturing facility may not be able to reach levels achieved prior to the disruption. During 2019, production of acetic acid and VAM was disrupted due to a localized fire at our Clear Lake, Texas facility, which caused reduced sales and profits.
Disruptions or interruptions of production or operations could also occur due to accidents, interruptions in sources of raw materials, cyber security incidents, terrorism or political unrest, public health crises (including, but not limited to, the coronavirus outbreak), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war or terrorist incidents or as a result of weather, natural disasters, or other crises including public health crises.
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
Our business exposes us to potential product liability, warranty, and tort claims, and recalls, which could adversely affect our financial condition and performance.
The development, manufacture and sale of specialty chemical products by us, including products produced for the food and beverage, cigarette, automobile, construction, aerospace, medical device and pharmaceutical industries, involves a risk of exposure to product liability, warranty, and tort claims, product recalls, product seizures and related adverse publicity. A product liability, warranty, or tort claim or judgment against us that is larger than those typically experienced in the regular course of business could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a significant partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third party claims should our failure to perform result in downstream supply disruptions or product recalls.
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
We rely on our patents, trademarks, copyrights, know-how and trade secrets, and patents and other technology licensed from third parties, to protect our investment in research and development and our competitive commercial positions in manufacturing and marketing our products. We have adopted internal policies for protecting our know-how and trade secrets. In addition, our practice is to seek patent or trade secret protection for significant developments that provide us competitive advantages and freedom to practice for our businesses. Patents may cover catalysts, processes, products, intermediate products and product uses. These patents are usually filed in strategic countries throughout the world and provide varying periods and scopes of protection based on the filing date and the type of patent application. The legal life and scope of protection provided by a patent may vary among those countries in which we seek protection. As patents expire, the catalysts, processes, products, intermediate products and product uses described and claimed in those patents generally may become available for use by the public subject to our continued protection for associated know-how and trade secrets. We also monitor intellectual property of others, especially patents that could impact our rights to commercially implement research and development, our rights to manufacture and market our products, and our rights to use know-how and trade secrets. We will not intentionally infringe upon the valid intellectual property rights of others, and we will continue to assess and take actions as necessary to protect our positions. We also seek to register trademarks as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. We operate in regions of the world where intellectual property protection may be limited and difficult to enforce and our continued growth strategy may result in us seeking intellectual property protection in additional regions with similar challenges. We also monitor the trademarks of others and take action when our trademark rights are being infringed upon. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, or protecting our rights to commercially make, market and sell our products, our net sales, results of operations and cash flows may be adversely affected.
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
On December 31, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments. The US Treasury issued several proposed and final regulations supplementing the TCJA in 2018 and 2019. The final foreign tax credit regulations and base erosion tax regulations issued in 2019 did not have a material impact to our 2019 tax rate, and we do not expect a material impact upon final adoption of the interest expense limitation regulations or the additional proposed foreign tax credit regulations, if adopted in current form. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.
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
As of December 31, 2019, we had 7,714 employees globally. Approximately 16% of our 2,764 US-based employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the US. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
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
See Note 14 - Debt in the accompanying consolidated financial statements for further information about our indebtedness. See Note 13 - Noncurrent Other Liabilities, Note 15 - Benefit Obligations, Note 16 - Environmental and Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements for further information about our other obligations.
Our level of indebtedness and other liabilities could have important consequences, including:

•
Increasing our vulnerability to general economic and industry conditions, including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit agreement (the "Credit Agreement") or our indentures (the "Indentures") governing our $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021, $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022, €750 million in aggregate principal amount of 1.125% senior unsecured notes due 2023, $500 million in aggregate principal amount of 3.500% senior unsecured notes due 2024, €300 million in aggregate principal amount of 1.250% senior unsecured notes due 2025 and €500 million in aggregate principal amount of 2.125% senior unsecured notes due 2027 (collectively, the "Senior Notes");

•
Requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness and amounts payable in connection with the satisfaction of our other liabilities, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities or pay dividends on our common stock, par value $0.0001 per share ("Common Stock");

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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Description of Property
We own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2019.

Site	Leased/Owned	Products/Functions
Corporate Offices
Amsterdam, Netherlands	Leased	Administrative offices
Budapest, Hungary	Leased	Administrative offices
Irving, Texas, US	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices
Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	Polyoxymethylene ("POM"), Ultra-high molecular weight polyethylene ("UHMW-PE"), Compounding
Evansville, Indiana, US	Owned	Compounding
Ferrara, Italy	Leased	Compounding
Florence, Kentucky, US	Owned	Compounding
Forli, Italy	Leased	Compounding
Kaiserslautern, Germany(1)	Leased	Long-fiber reinforced thermoplastics ("LFRT")
Nanjing, China(2)	Owned	LFRT, UHMW-PE, Compounding
Oberhausen, Germany(1)	Leased	UHMW-PE
Shelby, North Carolina, US	Owned	LCP
Silao, Mexico	Leased	Compounding
Silvassa, Gurjarat, India	Owned	Compounding
Suzano, Brazil(1)	Leased	Compounding
Utzenfeld, Germany	Owned	Compounding
Acetate Tow
Lanaken, Belgium	Owned	Acetate tow
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake

Site	Leased/Owned	Products/Functions
Acetyl Chain
Bay City, Texas, US(1)	Leased	Vinyl acetate monomer ("VAM")
Bishop, Texas, US	Owned	Formaldehyde, Paraformaldehyde
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate, Acetone derivatives
Clear Lake, Texas, US(3)	Owned	Acetic acid, VAM, Methanol
Edmonton, Alberta, Canada	Owned	Low-density polyethylene resins, Ethylene vinyl acetate
Enoree, South Carolina, US	Owned	Conventional emulsions, Vinyl acetate ethylene ("VAE") emulsions
Geleen, Netherlands	Owned	VAE emulsions
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAE emulsions, VAM
Nanjing, China(2)	Owned	Acetic acid, Acetic anhydride, Conventional emulsions, VAE emulsions, VAM
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
__________________________

(1)	Celanese owns the assets on this site and leases the land through the terms of a long-term land lease.

(2)
Multiple Celanese business segments conduct operations at the Nanjing facility. Celanese owns the assets on this site. Celanese also owns the land through "land use right grants" for 46 to 50 years with the right to transfer, mortgage or lease such land during the term of the respective land use right grant.

(3)	Methanol is produced by our joint venture, Fairway Methanol LLC, in which Celanese owns a 50% interest.
Celanese also has entered into strategic ventures with partners in various locations around the world. See Item 1. Business for a discussion of our investments in affiliates and their respective site locations.
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

Item 4.  Mine Safety Disclosures
None.
Information about our Executive Officers
The names, ages and biographies of our executive officers as of February 6, 2020 are as follows:

Name	Age	Position
Mark C. Rohr	68	Executive Chairman (Chairman of the Board of Directors)
Lori J. Ryerkerk	57	Chief Executive Officer, President and Director
Scott A. Richardson	43	Senior Vice President and Chief Financial Officer
Todd L. Elliott	54	Senior Vice President, Acetyls
A. Lynne Puckett	57	Senior Vice President and General Counsel
Shannon L. Jurecka	50	Senior Vice President and Chief Human Resources Officer
Mark C. Rohr was named our Chairman, President and Chief Executive Officer in April 2012 after being a member of our board of directors since April 2007. Effective May 2019, he was elected Executive Chairman, continuing to serve as Chairman of the Board and a director. Prior to joining the Company, Mr. Rohr was Executive Chairman and a director of Albemarle Corporation, a global developer, manufacturer and marketer of highly engineered specialty chemicals. During his 11 years with Albemarle, he held various executive positions, including Chairman and Chief Executive Officer. Earlier in his career, Mr. Rohr held executive leadership roles with various companies, including Occidental Chemical Corporation and The Dow Chemical Company. Mr. Rohr has served on the board of directors of Ashland Global Holdings Inc. (f/k/a Ashland Inc.) since 2008, and currently serves as chair of its governance and nominating committee and a member of its compensation committee. In 2016, he also served as Chairman of the American Chemistry Council's Executive Committee and as Chairman of the International Council of Chemical Associations. Mr. Rohr received a bachelor's degree in chemistry and chemical engineering from Mississippi State University.
Lori J. Ryerkerk was named our Chief Executive Officer and President and a member of our board of directors effective May 2019. Previously, Ms. Ryerkerk was the Executive Vice President of Global Manufacturing, the largest business in Shell Downstream Inc., where she led a team of 30,000 employees and contractors at refineries and chemical sites worldwide. Ms. Ryerkerk joined Shell in May 2010 as the Regional Vice President of Manufacturing in Europe and Africa, and was responsible for the operation of five Shell manufacturing facilities and five joint ventures. In October 2013, she was named Executive Vice President of Global Manufacturing, Shell Downstream Inc. Before joining Shell, she was Senior Vice President, Refining, Supply and Terminals at Hess Corporation, where she was responsible for refineries, terminals and a distribution network, and supply and trading. Prior to that, Ms. Ryerkerk spent 24 years with ExxonMobil where she started her career as a process technologist at a refinery in Baton Rouge, Louisiana. Throughout her tenure at ExxonMobil, she took on a variety of operational and senior leadership roles in Refining and Chemicals Manufacturing, Power Generation, and various other groups including Supply, Economics and Planning, HSSE and Public Affairs/Government Relations. Ms. Ryerkerk received a Chemical Engineering degree from Iowa State University. She previously served on the board of directors of Axalta Coating Systems, a leading provider of liquid and powder coatings.
Scott A. Richardson was named Chief Financial Officer for Celanese Corporation in February 2018 after serving as Senior Vice President of the Engineered Materials business since December 2015, where he had global responsibility for strategy, product and business management, planning and portfolio development, and pipeline management. Previously, Mr. Richardson served as Vice President and General Manager of the Acetyl Chain since 2011. Mr. Richardson has progressed through several Celanese roles including global commercial director, Acetyls; manager of Investor Relations; business analysis manager, Acetyls; and business line controller, Polyols and Solvents. He joined Celanese in 2005. Prior to joining Celanese, Mr. Richardson held various finance, operational and leadership roles at American Airlines. He earned a Bachelor of Arts in Accounting from Westminster College and a Master of Business Administration from Texas Christian University.
Todd L. Elliott was named Senior Vice President, Acetyls in September 2017 after serving as Senior Vice President of Global Sales (since 2015) and also for the European region since 2016. He has global responsibility for the Celanese Acetyl Chain business. Prior to his current role, Elliott progressed through several roles of increasing responsibility at Celanese including Vice President and General Manager of Cellulose Derivatives, Vice President of Acetate Sales and director of Corporate Development. He joined Celanese in 1987. Mr. Elliot also serves as a director of Polyplastics Company Ltd., a joint venture of Daicel Corp. and Celanese. Mr. Elliott received a Bachelor of Arts in business administration from Westminster College and a Master of Business Administration from Fontbonne College.

A. Lynne Puckett joined Celanese Corporation in February 2019 as Senior Vice President and General Counsel. Prior to that, Ms. Puckett was Senior Vice President‚ General Counsel and Secretary of Colfax Corporation since 2010. Prior to Colfax‚ she was a Partner with the law firm of Hogan Lovells. Her experience includes a broad range of corporate and transactional matters‚ including mergers and acquisitions‚ venture capital financings‚ debt and equity offerings‚ and general corporate and securities law matters. Before entering the practice of law‚ Ms. Puckett worked for the U.S. Central Intelligence Agency and a major U.S. defense contractor. Ms. Puckett received a Juris Doctor degree from the University of Maryland School of Law and a Bachelor of Science degree from James Madison University.
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
Our common stock, par value $0.0001 per share ("Common Stock"), has traded on the New York Stock Exchange ("NYSE") under the symbol "CE" since January 21, 2005.
Holders
As of January 30, 2020, there were 47 holders of record of our Common Stock. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 134,124 beneficial holders.
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
Celanese Purchases of its Equity Securities
Information regarding repurchases of our Common Stock during the three months ended December 31, 2019 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that May Be Purchased Under the Program(2)
October 1 - 31, 2019	950,958	$120.93	950,958	$1,323,000,000
November 1 - 30, 2019	678,064	$125.36	678,064	$1,238,000,000
December 1 - 31, 2019	202,812	$123.27	202,812	$1,213,000,000
Total	1,831,834		1,831,834
___________________________

(1)	May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

(2)	Our Board of Directors has authorized the aggregate repurchase of $5.4 billion of our Common Stock since February 2008.
See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

Performance Graph
The following performance graph compares the cumulative total return on Celanese Corporation common stock from December 31, 2014 through December 31, 2019 to that of the Standard & Poor's ("S&P") 500 Stock Index and the Dow Jones US Chemicals Index. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of all dividends. The performance graph assumes an investment of $100 on December 31, 2014. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.
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

Item 6. Selected Financial Data
The balance sheet data as of December 31, 2019 and 2018 and the statements of operations data for the years ended December 31, 2019, 2018 and 2017, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The statements of operations data for the years ended December 31, 2017, 2016 and 2015, set forth below were derived from previously issued financial statements, adjusted for a change in accounting principle for defined benefit pension plans and other postretirement benefit plans.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In $ millions, except per share data)
Statement of Operations Data
Net sales	6,297	7,155	6,140	5,389	5,674
Other (charges) gains, net	(203)	9	(59)	(8)	(349)
Operating profit (loss)	834	1,334	857	934	385
Earnings (loss) from continuing operations before tax	988	1,510	1,075	1,030	488
Earnings (loss) from continuing operations	864	1,218	862	908	287
Earnings (loss) from discontinued operations	(6)	(5)	(13)	(2)	(2)
Net earnings (loss) attributable to Celanese Corporation	852	1,207	843	900	304
Earnings (loss) per common share
Continuing operations — basic	6.93	9.03	6.21	6.22	2.03
Continuing operations — diluted	6.89	8.95	6.19	6.19	2.01
Balance Sheet Data (as of the end of period)
Total assets	9,476	9,313	9,538	8,357	8,586
Total debt	3,905	3,531	3,641	3,008	2,981
Total Celanese Corporation stockholders' equity	2,507	2,984	2,887	2,588	2,378
Other Financial Data
Depreciation and amortization	352	343	305	290	357
Capital expenditures(1)	390	333	281	247	483
Dividends paid per common share(2)	2.40	2.08	1.74	1.38	1.15
________________________

(1)	Amounts include accrued capital expenditures, but exclude capital expenditures related to finance lease obligations.

(2)
Annual dividends for the year ended December 31, 2019 consist of one quarterly dividend payment of $0.54 per share and three quarterly dividend payments of $0.62 per share. Annual dividends for the year ended December 31, 2018 consist of one quarterly dividend payment of $0.46 per share and three quarterly dividend payments of $0.54 per share. See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

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

•
compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, cyber security incidents, terrorism or political unrest, public health crises (including, but not limited to, the coronavirus outbreak), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war or terrorist incidents or as a result of weather, natural disasters, or other crises including public health crises;

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

Results of Operations
Financial Highlights

	Year Ended December 31,
	2019	2018	Change
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	6,297	7,155	(858)
Gross profit	1,606	1,972	(366)
Selling, general and administrative ("SG&A") expenses	(483)	(546)	63
Other (charges) gains, net	(203)	9	(212)
Operating profit (loss)	834	1,334	(500)
Equity in net earnings (loss) of affiliates	182	233	(51)
Non-operating pension and other postretirement employee benefit (expense) income	(20)	(62)	42
Interest expense	(115)	(125)	10
Refinancing expense	(4)	(1)	(3)
Dividend income - equity investments	113	117	(4)
Earnings (loss) from continuing operations before tax	988	1,510	(522)
Earnings (loss) from continuing operations	864	1,218	(354)
Earnings (loss) from discontinued operations	(6)	(5)	(1)
Net earnings (loss)	858	1,213	(355)
Net earnings (loss) attributable to Celanese Corporation	852	1,207	(355)
Other Data
Depreciation and amortization	352	343	9
SG&A expenses as a percentage of Net sales	7.7%	7.6%
Operating margin(1)	13.2%	18.6%
Other (charges) gains, net
Restructuring	(23)	(4)	(19)
Asset impairments	(83)	—	(83)
Plant/office closures	(4)	13	(17)
Commercial disputes	(4)	—	(4)
European Commission investigation	(89)	—	(89)
Total Other (charges) gains, net	(203)	9	(212)
_____________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2019	2018
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	463	439

Short-term borrowings and current installments of long-term debt - third party and affiliates	496	561
Long-term debt, net of unamortized deferred financing costs	3,409	2,970
Total debt	3,905	3,531

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Volume	Price	Currency	Other	Total
	(In percentages)
Engineered Materials	(5)	—	(3)	—	(8)
Acetate Tow	(2)	—	—	—	(2)
Acetyl Chain	(1)	(13)	(2)	—	(16)
Total Company	(3)	(7)	(2)	—	(12)
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Total
	(In $ millions)
Service cost	—	—	(1)	—	(1)
Interest cost and expected return on plan assets	—	—	—	36	36
Amortization of prior service credit	—	—	—	—	—
Special termination benefit	—	—	—	(1)	(1)
Recognized actuarial (gain) loss	—	—	—	(78)	(78)
Curtailment / settlement (gain) loss	—	—	1	—	1
Total	—	—	—	(43)	(43)
See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Consolidated Results
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net sales decreased $858 million, or 12.0%, for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	lower pricing in our Acetyl Chain segment;

•	an unfavorable currency impact in our Acetyl Chain and Engineered Materials segments; and

•	lower volume in our Engineered Materials segment, primarily due to slower global economic conditions and customer destocking.
Selling, general and administrative expenses decreased $63 million, or 11.5% for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	lower incentive compensation costs and project spending of $48 million in our Other Activities segment.
Operating profit decreased $500 million, or 37.5% for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	lower Net sales across all of our segments; and

•
an unfavorable impact to Other (charges) gains, net. During the year ended December 31, 2019, we recorded a reserve of $89 million in our Other Activities segment as a result of information learned from the European Commission's competition law investigation involving certain subsidiaries of Celanese with respect to certain past ethylene purchases. Additionally, during the year ended December 31, 2019, we recorded an $83 million long-lived asset impairment loss in our Acetate Tow segment related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico. See Note 4 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information;

partially offset by:

•	lower raw material costs within our Acetyl Chain segment; and

•	lower SG&A expenses.
On September 21, 2019, a localized fire occurred at our Clear Lake, Texas facility, resulting in damage to the carbon monoxide production unit, for which we recorded accelerated depreciation expense, fixed overhead, clean-up and repair costs of approximately $39 million in our Acetyl Chain segment during the year ended December 31, 2019.
Equity in net earnings (loss) of affiliates decreased $51 million for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	a decrease in equity investment in earnings of $28 million from our Ibn Sina strategic affiliate, primarily as a result of plant turnaround activity and lower pricing for methanol; and

•	a decrease in equity investment in earnings of $20 million from our Polyplastics Co., Ltd. ("Polyplastics") strategic affiliate as a result of softer market conditions in China.
Non-operating pension and other postretirement employee benefit expense decreased $42 million during the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•
a decrease in recognized actuarial loss of $78 million as a result of higher asset returns, partially offset by a decrease in the weighted average discount rate used to determine benefit obligations from 3.8% to 2.8%. See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.

Our effective income tax rate for the year ended December 31, 2019 was 13% compared to 19% for the year ended 2018. The lower effective income tax rate for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to a valuation allowance provided against Luxembourg net operating loss carryforwards in 2018. In addition, the 2019 effective income tax rate benefited from the favorable impact of a 2019 release of valuation allowances due to higher projected utilization of foreign tax credit carryforwards. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.

Discussion of our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Business Segments
Engineered Materials

	Year Ended December 31,			%
	2019	2018	Change	Change
	(In $ millions, except percentages)
Net sales	2,386	2,593	(207)	(8.0)%
Net Sales Variance
Volume	(5)%
Price	—%
Currency	(3)%
Other	—%
Other (charges) gains, net	5	—	5	100.0%
Operating profit (loss)	446	460	(14)	(3.0)%
Operating margin	18.7%	17.7%
Equity in net earnings (loss) of affiliates	168	218	(50)	(22.9)%
Depreciation and amortization	131	126	5	4.0%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net sales decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	lower volume within our base business driven by slower global economic conditions and customer destocking; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	lower Net sales;
partially offset by:

•	lower energy costs of $19 million, primarily for steam;

•	lower spending costs of $10 million, primarily related to productivity initiatives; and

•
a favorable impact of $5 million to Other (charges) gains, net. During the year ended December 31, 2019, we recorded a $15 million gain related to a settlement of a commercial dispute from a previous acquisition, partially offset by $10 million in employee termination benefits, primarily related to business optimization projects. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information.

Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	a decrease in equity investment in earnings of $28 million from our Ibn Sina strategic affiliate, primarily as a result of plant turnaround activity and lower pricing for methanol; and

•	a decrease in equity investment in earnings of $20 million from our Polyplastics strategic affiliate as a result of softer market conditions in China.
On January 2, 2019, we completed the acquisition of 100% of the ownership interests of Next Polymers Ltd., an India-based engineering thermoplastics ("ETP") compounder. The acquisition strengthens our position in the Indian ETP market and further expands our global manufacturing footprint.

Acetate Tow

	Year Ended December 31,			%
	2019	2018	Change	Change
	(In $ millions, except percentages)
Net sales	636	649	(13)	(2.0)%
Net Sales Variance
Volume	(2)%
Price	—%
Currency	—%
Other	—%
Other (charges) gains, net	(88)	(2)	(86)	(4,300.0)%
Operating profit (loss)	52	130	(78)	(60.0)%
Operating margin	8.2%	20.0%
Dividend income - equity investments	112	116	(4)	(3.4)%
Depreciation and amortization	45	58	(13)	(22.4)%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net sales decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	lower acetate tow volume due to lower global industry utilization.
Operating profit decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•
an unfavorable impact of $86 million to Other (charges) gains, net. During the year ended December 31, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico. We expect to incur additional exit and shutdown costs related to Ocotlán, Mexico of approximately $12 million through the first quarter of 2021. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information; and

•	lower Net sales;
partially offset by:

•	lower energy costs of $18 million, primarily related to lower natural gas prices and the closure of our manufacturing operations in Ocotlán, Mexico; and

•	higher accelerated depreciation and amortization expense of $13 million in 2018 related to the closure of our acetate tow manufacturing unit in Ocotlán, Mexico.

Acetyl Chain

	Year Ended December 31,			%
	2019	2018	Change	Change
	(In $ millions, except percentages)
Net sales	3,392	4,042	(650)	(16.1)%
Net Sales Variance
Volume	(1)%
Price	(13)%
Currency	(2)%
Other	—%
Other (charges) gains, net	(3)	11	(14)	(127.3)%
Operating profit (loss)	678	1,024	(346)	(33.8)%
Operating margin	20.0%	25.3%
Equity in net earnings (loss) of affiliates	4	6	(2)	(33.3)%
Depreciation and amortization	161	148	13	8.8%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net sales decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	lower pricing for most of our products, primarily due to reduced customer demand in Asia, an overall deflationary environment for raw materials, and limited outage and curtailment activity;

•	an unfavorable currency impact, primarily related to a weaker Euro relative to the US dollar; and

•	lower volume due to reduced customer demand for acetic acid in all regions, mostly offset by higher volume for VAM due to expansion in the western hemisphere.
Operating profit decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•	lower Net sales;

•	higher spending costs of $15 million, primarily related to incremental costs at our Clear Lake, Texas facility resulting from a localized fire;

•
an unfavorable impact of $14 million to Other (charges) gains, net. During the year ended December 31, 2018, we received a $13 million non-income tax receivable refund from Nanjing, China, which did not recur in the current year. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information; and

•	higher accelerated depreciation and amortization expense of $13 million, primarily related to damage to the carbon monoxide production unit from a localized fire at our Clear Lake, Texas facility;
partially offset by:

•	lower raw material costs for methanol, ethylene and acetic acid, which combined represents more than three-fourths of the decrease.

Other Activities

	Year Ended December 31,			%
	2019	2018	Change	Change
	(In $ millions, except percentages)
Other (charges) gains, net	(117)	—	(117)	(100.0)%
Operating profit (loss)	(342)	(280)	(62)	(22.1)%
Equity in net earnings (loss) of affiliates	10	9	1	11.1%
Non-operating pension and other postretirement employee benefit (expense) income	(20)	(62)	42	67.7%
Dividend income - equity investments	1	1	—	—%
Depreciation and amortization	15	11	4	36.4%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Operating loss increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•
an unfavorable impact of $117 million to Other (charges) gains, net. In May 2017, we learned that the European Commission opened a competition law investigation involving certain subsidiaries of Celanese with respect to certain past ethylene purchases. During the year ended December 31, 2019, we recorded a reserve of $89 million as a result of information learned from the European Commission's investigation. Additionally, during the year ended December 31, 2019, we recorded $19 million in losses related to settlements with former third-party customers. We also recorded $9 million in employee termination benefits, primarily related to business optimization projects. See Note 18 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information;

partially offset by:

•	lower incentive compensation costs and project spending of $48 million.
Non-operating pension and other postretirement employee benefit expense decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to:

•
a decrease in recognized actuarial loss of $78 million as a result of higher asset returns, partially offset by a decrease in the weighted average discount rate used to determine benefit obligations from 3.8% to 2.8%. See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of December 31, 2019 we have $978 million available for borrowing under our senior unsecured revolving credit facility and $5 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be approximately $500 million in 2020 primarily due to additional investments in growth opportunities in our Engineered Materials and Acetyl Chain segments.
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
Cash Flows
Cash and cash equivalents increased $24 million to $463 million as of December 31, 2019 compared to December 31, 2018. As of December 31, 2019, $391 million of the $463 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible, if needed in the US to fund operations. See Note 19 - Income Taxes in the accompanying consolidated financial statements for further information.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $104 million to $1.5 billion for the year ended December 31, 2019 compared to $1.6 billion for the same period in 2018. Net cash provided by operations for the year ended December 31, 2019 decreased primarily due to:

•	a decrease in net earnings;
partially offset by:

•
favorable trade working capital of $303 million, primarily due to a decrease in trade receivables and inventory. Trade receivables decreased due to timing of collections. Inventory decreased as a result of inventory build-up for plant turnarounds which occurred in the prior year, as well as lower costs for raw materials and the impact of the localized fire at our Clear Lake, Texas facility in the current year.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $14 million to $493 million for the year ended December 31, 2019 compared to $507 million for the same period in 2018, primarily due to:

•	a net cash outflow of $144 million related to the acquisition of Omni Plastics, L.L.C. and its subsidiaries in February 2018;
partially offset by:

•	a net cash outflow of $91 million primarily related to the acquisition of Next Polymers, Ltd. in January 2019; and

•	an increase of $33 million in capital expenditures related to growth and efficiency opportunities in our Engineered Materials and Acetyl Chain segments.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $230 million to $935 million for the year ended December 31, 2019 compared to $1.2 billion for the same period in 2018, primarily due to:

•
an increase in net proceeds from short-term debt of $338 million, primarily as a result of higher borrowings under our revolving credit facility and accounts receivable securitization facility during the year ended December 31, 2019 related to the timing of share repurchases of our Common Stock; and

•
an increase in net proceeds from long-term debt of $114 million, primarily due to the issuance of $500 million in principal amount of the 3.500% senior unsecured notes due May 8, 2024 (the "3.500% Notes"), partially offset by the redemption of the 3.250% senior unsecured notes (the "3.250% Notes") during the year ended December 31, 2019, as discussed below;

partially offset by:

•	an increase of $191 million in share repurchases of our Common Stock during the year ended December 31, 2019; and

•	an increase in cash dividends on our Common Stock of $20 million. During the year ended December 31, 2019, we increased our quarterly cash dividend rate from $0.54 to $0.62 per share.
In addition, exchange rates had an unfavorable impact of $2 million and $23 million on cash and cash equivalents for the years ended December 31, 2019 and 2018, respectively.
Debt and Other Obligations

•	Senior Credit Facilities
On January 7, 2019, Celanese, Celanese US and certain subsidiary borrowers entered into a new senior credit agreement (the "Credit Agreement") consisting of a $1.25 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2024. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries ("the Subsidiary Guarantors"). We borrowed $1.3 billion and repaid $1.1 billion under our senior unsecured revolving credit facility during the year ended December 31, 2019.

•	Senior Notes
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate	Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
3.500% Notes	May 2019	$500	3.500	May 8	November 8	May 8, 2024
2.125% Notes	November 2018	€500	2.125	March 1		March 1, 2027
1.250% Notes	December 2017	€300	1.250	February 11		February 11, 2025
1.125% Notes	September 2016	€750	1.125	September 26		September 26, 2023
4.625% Notes	November 2012	$500	4.625	March 15	September 15	November 15, 2022
5.875% Notes	May 2011	$400	5.875	June 15	December 15	June 15, 2021
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
On May 8, 2019, Celanese US completed an offering of the 3.500% Notes in a public offering registered under the Securities Act. The 3.500% Notes were issued at a discount to par at a price of 99.895%. Net proceeds from the sale of the 3.500% Notes were used to redeem in full the 3.250% Notes, to repay $156 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes. In connection with the issuance of the 3.500% Notes, we entered into a cross-currency swap to effectively convert our fixed-rate US dollar denominated debt under the 3.500% Notes, including annual interest payments and the payment of principal at maturity, to fixed-rate Euro denominated debt.
In November 2018, Celanese US completed an offering of the 2.125% Notes in a public offering registered under the Securities Act. The 2.125% Notes were issued under a base indenture dated May 6, 2011. The 2.125% Notes were issued at a discount to par at a price of 99.231%. Net proceeds from the sale of the 2.125% Notes were used to repay $463 million of our senior unsecured term loan and for general corporate purposes.

•	Other Financing Arrangements
In June 2018, we entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $257 million and $117 million of accounts receivable under this factoring agreement as of December 31, 2019 and 2018, respectively.
Our US accounts receivable securitization facility was amended on July 8, 2019 to extend the maturity date to July 6, 2020. We borrowed $112 million and repaid $74 million under this facility during the year ended December 31, 2019.
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. We are in compliance with all of the covenants related to our debt agreements as of December 31, 2019.
See Note 14 - Debt in the accompanying consolidated financial statements for further information.
Share Capital
On February 5, 2020, we declared a quarterly cash dividend of $0.62 per share on our Common Stock amounting to $74 million. The cash dividend will be paid on February 28, 2020 to holders of record as of February 18, 2020.
Our Board of Directors has authorized the aggregate repurchase of $5.4 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2019, we repurchased shares of our Common Stock at an aggregate cost of $1.0 billion. As of December 31, 2019, we had $1.2 billion remaining under authorizations by our Board of Directors.
See Note 17 - Stockholders' Equity in the accompanying consolidated financial statements for further information.
Contractual Debt and Cash Obligations
The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2019:

			Payments due by period
	Total		Less Than 1 Year	Years 2 & 3	Years 4 & 5	After 5 Years
	(In $ millions)
Fixed Contractual Debt Obligations
Senior notes	3,135		—	900	1,341	894
Interest payments on debt and other obligations	418	(1)	108	156	72	82
Finance lease obligations	144		26	51	30	37
Other debt	644	(2)	470	3	21	150
Total	4,341		604	1,110	1,464	1,163
Operating leases	256		35	50	39	132
Uncertain tax positions, including interest and penalties	165		—	—	—	165	(3)
Unconditional purchase obligations	1,161	(4)	331	323	178	329
Pension and other postretirement funding obligations	442		48	91	90	213
Environmental and asset retirement obligations	75		18	16	13	28
Total	6,440		1,036	1,590	1,784	2,030
______________________________

(1)	Future interest expense is calculated using the rate in effect on December 31, 2019.

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

Contractual Guarantees and Commitments
As of December 31, 2019, we have standby letters of credit of $28 million and bank guarantees of $17 million outstanding, which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements.
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
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, we may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. After assessing qualitative factors, if we determine that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is less than its carrying amount, then performing a quantitative assessment is not required. If an initial qualitative assessment indicates that it is more likely than not the carrying amount exceeds the fair value of a reporting unit or other indefinite-lived intangible asset, a quantitative analysis will be performed. We may also elect to bypass the qualitative assessment for some or all of our reporting units and proceed directly to a quantitative analysis depending on the facts and circumstances.
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
An environmental liability related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These undiscounted liabilities do not take into account any claims or recoveries from insurance. The measurement of environmental liabilities is based on our periodic estimate of what it will cost to perform each of the elements of the remediation effort. We utilize third parties to assist in the management and development of cost estimates for our sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur.
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
See Note 15 - Benefit Obligations in the accompanying consolidated financial statements for further information.

•	Loss Contingencies
When determinable, we accrue contingent losses for matters that are probable of occurring for which a loss amount can be reasonably estimated. For certain potentially material loss contingency matters, we are sometimes unable to estimate and accrue a loss deemed probable of occurring. For such matters, we disclose an estimate of the possible loss, range of loss or a statement that such estimate cannot be made.
Because our evaluation and assessment of critical facts and circumstances surrounding a contingent loss matter is in advance of the matter's final determination, there is an inherent subjectivity and unpredictability involved in estimating, accounting for and reporting contingent losses. Generally, the less progress made in the resolution of a contingent loss matter or the broader the range of potential outcomes, the more difficult it is for us to estimate, accrue and report a loss. For example, we may disclose certain information about a plaintiff's legal claim against us that is alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide more insight into the potential magnitude of a matter, it might not necessarily be indicative of our estimate of probable or possible loss. In addition, some of our contingent loss exposures may be eligible for reimbursement under the provisions of our insurance coverage. We do not consider the potential availability of insurance coverage in determining our probable or possible loss estimates. As a result of these factors among others, our ultimate contingent loss exposure may be higher or lower, and possibly materially so, than our recorded probable loss accruals and disclosures of possible losses.
See Note 24 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.

•	Income Taxes
We regularly review our deferred tax assets for recoverability and establish a valuation allowance as needed. In forming our judgment regarding the recoverability of deferred tax assets related to deductible temporary differences and tax attribute carryforwards, we give weight to positive and negative evidence based on the extent to which the forms of evidence can be objectively verified. We attach the most weight to historical earnings due to its verifiable nature. Weight is attached to tax planning strategies if the strategies are prudent and feasible and implementable without significant obstacles. Less weight is attached to forecasted future earnings due to its subjective nature, and expected timing of reversal of taxable temporary differences is given little weight unless the reversal of taxable and deductible temporary differences coincide. Valuation allowances are established primarily on net operating loss carryforwards and other deferred tax assets in the US, Luxembourg, Spain, China, the United Kingdom, Mexico, Canada and France. We have appropriately reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.
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
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the US dollar. Fluctuations in the value of these currencies against the US dollar can have a direct and material impact on the business and financial results. Our largest exposures are to the Euro and Chinese Yuan ("CNY"). A decline in the value of the Euro and CNY versus the US dollar results in a decline in the US dollar value of our sales and earnings denominated in Euros and CNYs. Likewise, an increase in the value of the Euro and CNY versus the US dollar would result in an opposite effect. We estimate that a 10% change in the Euro/US dollar and CNY/US dollar exchange rates would impact our earnings by $55 million and $21 million, respectively.

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
CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Unaudited) (In $ millions, except per share data)
Net sales	1,687	1,592	1,586	1,432
Gross profit	453	423	414	316
Other (charges) gains, net	4	(98)	(7)	(102)
Operating profit (loss)	320	186	260	68
Earnings (loss) from continuing operations before tax	385	239	323	41
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	338	210	268	42
Earnings (loss) from discontinued operations	(1)	(1)	(5)	1
Net earnings (loss)	337	209	263	43
Earnings (loss) per common share - basic
Continuing operations	2.65	1.68	2.18	0.35
Net earnings (loss)	2.64	1.67	2.14	0.36
Earnings (loss) per common share - diluted
Continuing operations	2.64	1.67	2.17	0.35
Net earnings (loss)	2.63	1.66	2.13	0.36

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(Unaudited) (In $ millions, except per share data)
Net sales	1,851	1,844	1,771	1,689
Gross profit	515	521	516	420
Other (charges) gains, net	—	(3)	12	—
Operating profit (loss)	343	358	374	259
Earnings (loss) from continuing operations before tax	432	442	462	174
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	365	344	407	96
Earnings (loss) from discontinued operations	(2)	—	(6)	3
Net earnings (loss)	363	344	401	99
Earnings (loss) per common share - basic
Continuing operations	2.69	2.54	3.02	0.73
Net earnings (loss)	2.67	2.54	2.98	0.75
Earnings (loss) per common share - diluted
Continuing operations	2.68	2.52	3.00	0.73
Net earnings (loss)	2.66	2.52	2.96	0.75

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, as of December 31, 2019, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows on page 63.
Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the subsections of "Governance" captioned "Item 1: Election of Directors," "Director Nominees," "Board and Committee Governance," "Additional Governance Features," and the sections "Stock Ownership Information – Delinquent Section 16(a) Reports" and "Questions and Answers – Company Documents, Communications and Stockholder Proposals" of the Company's definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2020 Proxy Statement"). Information about executive officers of the Company is contained in Part I of this Annual Report.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the section "Governance – Director Compensation" and the subsections of "Executive Compensation" captioned "Compensation Discussion and Analysis," "Compensation Risk Assessment," "Compensation and Management Development Committee Report," "Compensation Committee Interlocks and Insider Participation" and "Compensation Tables" of the 2020 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership required by this Item 12 is incorporated herein by reference from the section captioned "Stock Ownership Information – Principal Stockholders and Beneficial Owners" of the 2020 Proxy Statement.
Equity Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plans
The following information is provided as of December 31, 2019 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,433,599	(1)	$—	19,952,545	(2)
___________________________

(1)
Includes (a) options to purchase 0 shares of the Company's common stock, par value $0.0001 per share ("Common Stock") under the Celanese Corporation 2009 Global Incentive Plan, as amended and restated April 19, 2012 and February 9, 2017 (the "2009 Plan"), and (b) 959,696 restricted stock units ("RSUs") granted under the 2009 Plan, and 473,903 RSUs granted under the Celanese Corporation 2018 Global Incentive Plan (the "2018 Plan"), including shares that may be issued pursuant to outstanding performance-based RSUs, assuming currently estimated maximum potential performance; actual shares issued may vary, depending on actual performance. If the performance-based RSUs included in this total vest at the target performance level (as opposed to the maximum potential performance), the aggregate RSUs outstanding would be 1,051,151. Also includes 46,204 share equivalents attributable to RSUs deferred by non-management directors under the Company's 2008 Deferred Compensation Plan (and dividends applied to previous deferrals) and distributable in the form of shares of Common Stock under the 2009 Plan and the 2018 Plan. Upon vesting, a share of the Company's Common Stock is issued for each RSU. Column (b) does not take any of these RSU awards into account because they do not have an exercise price.

(2)
Includes shares available for future issuance under the 2018 Plan and the Celanese Corporation 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 (the "ESPP"). As of December 31, 2019, an aggregate of 6,244,945 shares were available for future issuance under the 2018 Plan and 13,707,600 shares of our Common Stock were available for future issuance under the ESPP. As of December 31, 2019, 292,400 shares have been offered for purchase under the ESPP.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned "Governance – Director Independence and Related Person Transactions" of the 2020 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the section captioned "Audit Matters – Item 3: Ratification of Independent Registered Public Accounting Firm" of the 2020 Proxy Statement.

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

3.1(c)
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Celanese Corporation dated as of April 18, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 23, 2019).

3.2	Sixth Amended and Restated By-laws, effective as of July 15, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2019).

4.1	Form of certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A/A filed with the SEC on September 18, 2018).

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

Exhibit Number
Description

4.5
Third Supplemental Indenture, dated September 24, 2014, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as trustee, Deutsche Bank Trust Companies Americas, as paying agent, and Deutsche Bank Luxembourg S.A., as registrar and as transfer agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on September 25, 2014).

4.6
Fifth Supplemental Indenture, dated July 8, 2015, among Celanese US Holdings LLC, Celanese Sales U.S. Ltd. and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed with the SEC on February 5, 2016).

4.7
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

4.8
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

4.9
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

4.10
Ninth Supplemental Indenture, dated as of May 8, 2019, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 8, 2019).

4.11*	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

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

10.2
Purchase and Sale Agreement, dated August 28, 2013, among Celanese Acetate LLC, Celanese Ltd., Ticona Polymers, Inc. and CE Receivables LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on September 3, 2013).

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

10.2(c)
Receivables Purchase Agreement, dated August 28, 2013, among Celanese International Corporation, CE Receivables LLC, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on September 3, 2013).

Exhibit Number
Description

10.2(d)
First Amendment to Receivables Purchase Agreement, dated October 31, 2013, among Celanese International Corporation, CE Receivables LLC, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.2(b) to the Annual Report on Form 10-K (File No. 001-32410) filed with the SEC on February 7, 2014).

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

10.2(i)
Sixth Amendment to Receivables Purchase Agreement, dated July 8, 2019, among CE Receivables LLC, Celanese International Corporation, various Conduit Purchasers, Related Committed Purchasers, LC Banks and Purchaser Agents, and PNC Bank, National Association, as administer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 10, 2019).

10.2(j)
Performance Guaranty, dated August 28, 2013, by Celanese US Holdings LLC in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrator (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on September 3, 2013).

10.3‡	Celanese Corporation 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-120187) filed with the SEC on January 3, 2005).

10.3(a)‡
Amendment to Celanese Corporation 2004 Deferred Compensation Plan, effective as of April 2, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on April 3, 2007).

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

10.4(b)‡
Amendment Number Two to Celanese Corporation 2008 Deferred Compensation Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.4(b) to the Annual Report on Form 10-K (File No. 001-32410) filed with the SEC on February 7, 2014).

10.4(c)*‡	Amendment Number Three to the Celanese Corporation 2008 Deferred Compensation Plan dated October 31, 2019.

Exhibit Number
Description

10.5‡	Celanese Corporation 2009 Global Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-158734) filed with the SEC on April 23, 2009).

10.5(a)‡
Form of Nonqualified Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on July 25, 2012).

10.6‡
Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, April 19, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on April 23, 2012).

10.6(a)‡
Form of 2014-2018 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on July 18, 2014).

10.6(b)‡	Form of 2016-2017 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 19, 2016).

10.6(c)‡	Form of 2016-2017 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 19, 2016).

10.7‡
Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, February 9, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.7(a)‡	Form of 2017 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.7(b)‡	Form of 2018 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 17, 2018).

10.7(c)‡	Form of 2018 Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 17, 2018).

10.8‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-158734) filed on April 23, 2009).

10.9‡	Celanese Corporation 2018 Global Incentive Plan, effective as of April 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2018).

10.9(a)‡	Form of 2019 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.9(b)‡	Form of 2019 Restricted Stock Award Agreement for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.9(c)‡	Form of 2019 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.9(d)‡
Form of 2019 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2019).

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

10.11(c)‡
Offer Letter, dated January 6, 2017, between Celanese Corporation and Peter G. Edwards (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

Exhibit Number
Description

10.11(d)‡
Agreement and General Release, dated September 12, 2017, between Celanese Corporation and Patrick D. Quarles (incorporated by reference to Exhibit 10.10(g) the Annual Report on Form 10-K filed with the SEC on February 9, 2018).

10.11(e)‡
Agreement and General Release, dated February 16, 2018, between Celanese Corporation and Christopher W. Jensen (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 17, 2018).

10.11(f)‡
Agreement and General Release, dated November 5, 2018, between Celanese Corporation and Peter G. Edwards (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.11(g)‡
Agreement and General Release, dated January 7, 2019, between Celanese Corporation and Scott M. Sutton (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.11(h)‡
Offer Letter, dated December 12, 2018, between Celanese Corporation and A. Lynne Puckett (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.11(i)‡
Offer Letter, dated April 5, 2019, between Celanese Corporation and Lori J. Ryerkerk (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on October 22, 2019).

10.12(a)‡
Form of 2012 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on July 25, 2012).

10.12(b)‡
Form of 2015 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.12(e) to the Annual Report on Form 10-K filed with the SEC on February 5, 2016).

10.12(c)*‡	Form of 2019 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements.

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

10.15*‡	Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009.

10.15(a)*‡	First Amendment to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of July 22, 2013.

10.16*‡	Summary of Non-Employee Director Compensation.

21.1*	List of subsidiaries of Celanese Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number
Description

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Name:	Lori J. Ryerkerk
Title:	Chief Executive Officer and President

Date:	February 6, 2020
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott A. Richardson and Benita M. Casey, and each of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LORI J. RYERKERK	Chief Executive Officer, President and Director (Principal Executive Officer)	February 6, 2020
Lori J. Ryerkerk

/s/ SCOTT A. RICHARDSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2020
Scott A. Richardson

/s/ BENITA M. CASEY	Vice President, Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 6, 2020
Benita M. Casey

/s/ JEAN S. BLACKWELL	Director	February 6, 2020
Jean S. Blackwell

/s/ WILLIAM M. BROWN	Director	February 6, 2020
William M. Brown

/s/ EDWARD G. GALANTE	Director	February 6, 2020
Edward G. Galante

/s/ KATHRYN M. HILL	Director	February 6, 2020
Kathryn M. Hill

Signature	Title	Date

/s/ DAVID F. HOFFMEISTER	Director	February 6, 2020
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 6, 2020
Jay V. Ihlenfeld

/s/ MARK C. ROHR	Executive Chairman (Chairman of the Board of Directors)	February 6, 2020
Mark C. Rohr

/s/ KIM K.W. RUCKER	Director	February 6, 2020
Kim K.W. Rucker

/s/ JOHN K. WULFF	Director	February 6, 2020
John K. Wulff

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Celanese Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leasing transactions as of January 1, 2019 due to the adoption of Financial Accounting Standards Board's Accounting Standards Update 2016-02, Leases.
Basis for Opinions
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the Company's determination and realizability of foreign tax credit carryforwards
As discussed in Notes 2 and 19 to the consolidated financial statements, the Company had $243 million of U.S. foreign tax credit carryforwards, and a related valuation allowance of $207 million, as of December 31, 2019. Foreign tax credit carryforwards may be used to reduce current U.S. tax liabilities related to foreign-source income or deferred and utilized over a ten-year period. Realization of these deferred tax assets requires generation of sufficient foreign-source taxable income within this period.
We identified the evaluation of the Company's determination and realizability of foreign tax credit carryforwards available for U.S. federal income tax purposes as a critical audit matter. This is due to the magnitude of this deferred tax asset and complex auditor judgment required in evaluating the application of U.S. federal income tax regulations related to the generation and utilization of foreign tax credit carryforwards. Additionally, a high degree of auditor judgment was required in evaluating the Company's related forecast of foreign-source taxable income, allocation of overhead and other directly allocable expenses.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over 1) the computation of foreign tax credit carryforwards generated, 2) assessing the realizability of associated deferred tax assets, and 3) the application of relevant income tax regulations for the generation of foreign tax credit carryforwards and foreign-source taxable income forecasted to be generated prior to carryforward expirations. To assess the Company's ability to forecast, we compared historical forecasts of foreign-source taxable income to actual results. We involved income tax professionals with specialized skills and knowledge, who assisted in evaluating the types and amounts of foreign-source taxable income utilized in the Company's forecasts, including the allocable expenses and method of expense allocation. They also assisted in assessing 1) the application of U.S. federal income tax regulations related to the generation and utilization of foreign tax credit carryforwards, and 2) the determination of the foreign tax credit carryforwards generated, including their realizability, by independently re-performing the computation and comparing our determination to the Company's assessment.
Evaluation of the Company's assessment of changes in, and the application of, international tax regulations
As discussed in Note 19 to the consolidated financial statements, $131 million of income tax expense for the year ended December 31, 2019 was related to the Company's international operations. In the current global tax environment, the Company's effective income tax rate and related income tax attributes are significantly impacted by changes in tax regulation in its significant operating locations. As a result, the Company continuously monitors, evaluates, and responds to these tax regulation changes.
We identified the evaluation of the Company's assessment of changes in, and the application of, international tax regulations as a critical audit matter. This was due to the complex and subjective nature of recent tax regulation changes, the steps taken by the Company in response to such changes, and their collective impacts on multiple foreign income tax computations. As a result, a high degree of auditor judgment was required to 1) evaluate significant tax regulation changes, 2) assess the application of the foreign taxing authorities' regulations on the Company's business operations, and 3) evaluate certain internal restructuring and other transactions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over 1) the changes in, and the application of, international tax regulations, 2) the execution of certain internal restructuring and other transactions, and 3) their collective impacts on multiple foreign income tax computations. We involved income tax professionals with specialized skills and knowledge, who assisted in evaluating the Company's interpretation and application of tax regulations, including tax regulation changes, and the associated income tax consequences. They also assisted in assessing certain internal restructuring and other transactions, including reviewing the underlying legal step documentation and evaluating the resulting impact on the Company's global tax rate.
/s/ KPMG LLP
We have served as the Company's auditor since 2004.
Dallas, Texas
February 6, 2020

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In $ millions, except share and per share data)
Net sales	6,297	7,155	6,140
Cost of sales	(4,691)	(5,183)	(4,629)
Gross profit	1,606	1,972	1,511
Selling, general and administrative expenses	(483)	(546)	(496)
Amortization of intangible assets	(24)	(24)	(20)
Research and development expenses	(67)	(72)	(73)
Other (charges) gains, net	(203)	9	(59)
Foreign exchange gain (loss), net	7	—	(1)
Gain (loss) on disposition of businesses and assets, net	(2)	(5)	(5)
Operating profit (loss)	834	1,334	857
Equity in net earnings (loss) of affiliates	182	233	183
Non-operating pension and other postretirement employee benefit (expense) income	(20)	(62)	44
Interest expense	(115)	(125)	(122)
Refinancing expense	(4)	(1)	—
Interest income	6	6	2
Dividend income - equity investments	113	117	108
Other income (expense), net	(8)	8	3
Earnings (loss) from continuing operations before tax	988	1,510	1,075
Income tax (provision) benefit	(124)	(292)	(213)
Earnings (loss) from continuing operations	864	1,218	862
Earnings (loss) from operation of discontinued operations	(8)	(5)	(16)
Gain (loss) on disposition of discontinued operations	—	—	—
Income tax (provision) benefit from discontinued operations	2	—	3
Earnings (loss) from discontinued operations	(6)	(5)	(13)
Net earnings (loss)	858	1,213	849
Net (earnings) loss attributable to noncontrolling interests	(6)	(6)	(6)
Net earnings (loss) attributable to Celanese Corporation	852	1,207	843
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	858	1,212	856
Earnings (loss) from discontinued operations	(6)	(5)	(13)
Net earnings (loss)	852	1,207	843
Earnings (loss) per common share - basic
Continuing operations	6.93	9.03	6.21
Discontinued operations	(0.05)	(0.04)	(0.10)
Net earnings (loss) - basic	6.88	8.99	6.11
Earnings (loss) per common share - diluted
Continuing operations	6.89	8.95	6.19
Discontinued operations	(0.05)	(0.04)	(0.10)
Net earnings (loss) - diluted	6.84	8.91	6.09
Weighted average shares - basic	123,925,697	134,305,269	137,902,667
Weighted average shares - diluted	124,651,759	135,416,858	138,317,395
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Net earnings (loss)	858	1,213	849
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	(1)
Foreign currency translation	(16)	(60)	174
Gain (loss) on cash flow hedges	(30)	(10)	(1)
Pension and postretirement benefits	(7)	—	9
Total other comprehensive income (loss), net of tax	(53)	(70)	181
Total comprehensive income (loss), net of tax	805	1,143	1,030
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(6)	(6)
Comprehensive income (loss) attributable to Celanese Corporation	799	1,137	1,024

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2019: $57; 2018: $24)	463	439
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2019: $9; 2018: $10; variable interest entity restricted - 2019: $6; 2018: $6)	850	1,017
Non-trade receivables, net	331	301
Inventories	1,038	1,046
Marketable securities	40	31
Other assets	43	40
Total current assets	2,765	2,874
Investments in affiliates	975	979
Property, plant and equipment (net of accumulated depreciation - 2019: $2,957; 2018: $2,803; variable interest entity restricted - 2019: $622; 2018: $659)	3,713	3,719
Operating lease right-of-use assets	203	—
Deferred income taxes	96	84
Other assets (variable interest entity restricted - 2019: $9; 2018: $5)	338	290
Goodwill	1,074	1,057
Intangible assets, net (variable interest entity restricted - 2019: $22; 2018: $23)	312	310
Total assets	9,476	9,313
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	496	561
Trade payables - third party and affiliates	780	819
Other liabilities	461	343
Income taxes payable	17	56
Total current liabilities	1,754	1,779
Long-term debt, net of unamortized deferred financing costs	3,409	2,970
Deferred income taxes	257	255
Uncertain tax positions	165	158
Benefit obligations	589	564
Operating lease liabilities	181	—
Other liabilities	223	208
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2019 and 2018: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2019: 168,973,172 issued and 119,555,207 outstanding; 2018: 168,418,954 issued and 128,095,849 outstanding)	—	—
Treasury stock, at cost (2019: 49,417,965 shares; 2018: 40,323,105 shares)	(3,846)	(2,849)
Additional paid-in capital	254	233
Retained earnings	6,399	5,847
Accumulated other comprehensive income (loss), net	(300)	(247)
Total Celanese Corporation stockholders' equity	2,507	2,984
Noncontrolling interests	391	395
Total equity	2,898	3,379
Total liabilities and equity	9,476	9,313

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	128,095,849	—	135,769,256	—	140,660,447	—
Stock option exercises	14,045	—	—	—	20,151	—
Purchases of treasury stock	(9,166,267)	—	(7,935,392)	—	(5,436,803)	—
Stock awards	611,580	—	261,985	—	525,461	—
Balance as of the end of the period	119,555,207	—	128,095,849	—	135,769,256	—
Treasury Stock
Balance as of the beginning of the period	40,323,105	(2,849)	32,387,713	(2,031)	26,950,910	(1,531)
Purchases of treasury stock, including related fees	9,166,267	(1,000)	7,935,392	(818)	5,436,803	(500)
Issuance of treasury stock under stock plans	(71,407)	3	—	—	—	—
Balance as of the end of the period	49,417,965	(3,846)	40,323,105	(2,849)	32,387,713	(2,031)
Additional Paid-In Capital
Balance as of the beginning of the period		233		175		157
Stock-based compensation, net of tax		22		58		23
Stock option exercises, net of tax		(1)		—		1
Affiliate purchase of shares from noncontrolling interests		—		—		(6)
Balance as of the end of the period		254		233		175
Retained Earnings
Balance as of the beginning of the period		5,847		4,920		4,320
Cumulative effect adjustment from adoption of new accounting standard (Note 2)		—		—		(1)
Net earnings (loss) attributable to Celanese Corporation		852		1,207		843
Common stock dividends		(300)		(280)		(241)
Restricted stock unit dividends		—		—		(1)
Balance as of the end of the period		6,399		5,847		4,920
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(247)		(177)		(358)
Other comprehensive income (loss), net of tax		(53)		(70)		181
Balance as of the end of the period		(300)		(247)		(177)
Total Celanese Corporation stockholders' equity		2,507		2,984		2,887
Noncontrolling Interests
Balance as of the beginning of the period		395		412		433
Net earnings (loss) attributable to noncontrolling interests		6		6		6
(Distributions to) contributions from noncontrolling interests		(10)		(23)		(27)
Balance as of the end of the period		391		395		412
Total equity		2,898		3,379		3,299

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Operating Activities
Net earnings (loss)	858	1,213	849
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	83	—	—
Depreciation, amortization and accretion	356	349	310
Pension and postretirement net periodic benefit cost	(58)	(92)	(80)
Pension and postretirement contributions	(47)	(47)	(363)
Actuarial (gain) loss on pension and postretirement plans	87	165	46
Pension curtailments and settlements, net	—	(1)	—
Deferred income taxes, net	(31)	137	(152)
(Gain) loss on disposition of businesses and assets, net	3	7	5
Stock-based compensation	48	71	47
Undistributed earnings in unconsolidated affiliates	(14)	(12)	(52)
Other, net	18	26	12
Operating cash provided by (used in) discontinued operations	—	(10)	8
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	165	(48)	(110)
Inventories	6	(158)	(97)
Other assets	(9)	(113)	(7)
Trade payables - third party and affiliates	(59)	15	126
Other liabilities	48	56	261
Net cash provided by (used in) operating activities	1,454	1,558	803
Investing Activities
Capital expenditures on property, plant and equipment	(370)	(337)	(267)
Acquisitions, net of cash acquired	(91)	(144)	(269)
Proceeds from sale of businesses and assets, net	1	13	1
Purchases of marketable securities	(16)	—	—
Other, net	(17)	(39)	(14)
Net cash provided by (used in) investing activities	(493)	(507)	(549)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	247	(38)	111
Proceeds from short-term borrowings	117	51	182
Repayments of short-term borrowings	(91)	(78)	(124)
Proceeds from long-term debt	499	561	351
Repayments of long-term debt	(360)	(536)	(77)
Purchases of treasury stock, including related fees	(996)	(805)	(500)
Stock option exercises	(1)	—	1
Common stock dividends	(300)	(280)	(241)
(Distributions to) contributions from noncontrolling interests	(10)	(23)	(27)
Other, net	(40)	(17)	(27)
Net cash provided by (used in) financing activities	(935)	(1,165)	(351)
Exchange rate effects on cash and cash equivalents	(2)	(23)	35
Net increase (decrease) in cash and cash equivalents	24	(137)	(62)
Cash and cash equivalents as of beginning of period	439	576	638
Cash and cash equivalents as of end of period	463	439	576

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
Recoverability of the carrying amount of goodwill is measured at the reporting unit level. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a quantitative test, based on management's judgment. In performing a quantitative analysis, the Company measures the recoverability of goodwill for each reporting unit using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors. The Company may engage third-party valuation consultants to assist with this process.
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
An environmental liability related to cleanup of a contaminated site might include, for example, a provision for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination resulting from tank ruptures and post-remediation monitoring costs. These undiscounted liabilities do not take into account any claims or recoveries from insurance. The measurement of environmental liabilities is based on the Company's periodic estimate of what it will cost to perform each of the elements of the remediation effort. The Company utilizes third parties to assist in the management and development of cost estimates for its sites. Changes to environmental regulations or other factors affecting environmental liabilities are reflected in the consolidated financial statements in the period in which they occur.

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
The investment objectives for the Company's pension plans are to earn, over a moving 20-year period, a long-term expected rate of return, net of investment fees and transaction costs, sufficient to satisfy the benefit obligations of the plan, while at the same time maintaining adequate liquidity to pay benefit obligations and proper expenses, and meet any other cash needs, in the short- to medium-term.

The equity and debt securities objectives are to provide diversified exposure across the US and global equity and fixed income markets, and to manage the risks and returns of the plans through the use of multiple managers and strategies. The fixed income strategies are designed to reduce liability-related interest rate risk by investing in bonds that match the duration and credit quality of the plan liabilities. Derivatives-based strategies may be used to mitigate investment risks.
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
Loss Contingencies
When determinable, the Company accrues contingent losses for matters that are probable of occurring for which a loss amount can be reasonably estimated. For certain potentially material loss contingency matters, the Company is sometimes unable to estimate and accrue a loss deemed probable of occurring. For such matters, the Company discloses an estimate of the possible loss, range of loss or a statement that such estimate cannot be made.
Because the Company's evaluation and assessment of critical facts and circumstances surrounding a contingent loss matter is in advance of the matter's final determination, there is an inherent subjectivity and unpredictability involved in estimating, accounting for and reporting contingent losses. Generally, the less progress made in the resolution of a contingent loss matter or the broader the range of potential outcomes, the more difficult it is for the Company to estimate, accrue and report a loss. For example, the Company may disclose certain information about a plaintiff's legal claim against the Company that is alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide more insight into the potential magnitude of a matter, it might not necessarily be indicative of the Company's estimate of probable or possible loss. In addition, some of the Company's contingent loss exposures may be eligible for reimbursement under the provisions of its insurance coverage. The Company does not consider the potential availability of insurance coverage in determining its probable or possible loss estimates. As a result of these factors among others, the Company's ultimate contingent loss exposure may be higher or lower, and possibly materially so, than the Company's recorded probable loss accruals and disclosures of possible losses.
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
The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, remaining carryforward periods, applicable tax strategies and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not (likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized.

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
Property, Plant and Equipment, Net
Land is recorded at historical cost. Buildings, machinery and equipment, including capitalized interest, and property under finance lease agreements, are recorded at cost less accumulated depreciation. The Company records depreciation and amortization in its consolidated statements of operations as either Cost of sales, Selling, general and administrative expenses or Research and development expenses consistent with the utilization of the underlying assets. Depreciation is calculated on a straight-line basis over the following estimated useful lives of depreciable assets:

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
The Company entered into a cross-currency swap to synthetically convert its USD borrowing to EUR borrowing in 2019. The cross-currency swap agreement is designated as a net investment hedge. Accordingly, to the extent the net investment hedge is effective, changes in the fair value of the cross-currency swap are included in foreign currency translation within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses are reclassified to earnings in the period the hedged investment is sold or liquidated.

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
Insurance Loss Liabilities
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
Claim liabilities are established when sufficient information is available to indicate a specific policy is involved and the Company can reasonably estimate its liability. These liabilities are based on management estimates and periodic actuarial valuations. In addition, liabilities have been established to cover exposures for both known and unreported claims. Estimates of these liabilities are reviewed and updated regularly, however it is possible that actual results could differ significantly from the recorded liabilities.
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
Deferred Financing Costs
Deferred financing costs are amortized using a method that approximates the effective interest rate method over the term of the related debt into Interest expense in the consolidated statements of operations. Upon the extinguishment of the related debt, any unamortized deferred financing costs are immediately expensed and included in Refinancing expense in the consolidated statements of operations. Upon the modification of the related debt, a portion of unamortized deferred financing costs may be immediately expensed and included in Refinancing expense in the consolidated statements of operations. Direct costs of refinancing activities are generally expensed and included in Refinancing expense in the consolidated statements of operations.

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
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of December 31, 2019, the Company had $585 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $167 million of its remaining performance obligations as Net sales in 2020, $160 million in 2021, $88 million in 2022 and the balance thereafter.
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
The Company does not have any material contract assets as of December 31, 2019.
Research and Development
The costs of research and development are charged as an expense in the period in which they are incurred.

Management Compensation Plans
Share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the participant's requisite service period. Upon termination of a participant's employment with the Company by reason of death or disability, retirement or by the Company without cause (as defined in the respective award agreements), a prorated award will generally vest on the original vesting date(s). The prorated award is calculated based on the time lapsed between the grant date and the date of termination, reduced by awards previously vested. Upon the termination of a Participant's employment with the Company for any other reason, any unvested portion of the award shall be forfeited and canceled without consideration.

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
The number of performance-based RSUs that ultimately vest is dependent on one or both of the following according to the terms of the specific award agreement: the achievement of (a) internal profitability targets (performance condition) and (b) market performance targets measured by the comparison of the Company's stock performance versus a defined peer group (market condition). Based on the achievement of internal profitability targets, the ultimate number of shares of the Company's Common Stock issued will range from zero to stretch, with stretch typically defined as 200% of target. Performance-based RSUs are canceled to the extent actual results do not meet minimum internal profitability measures, as defined individually under each award.
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
Upon the vesting of RSUs, the Company withholds a portion of the earned units to cover minimum statutory income and employment taxes and remits the net shares to an individual brokerage account. Authorized shares of the Company's Common Stock, or shares held in treasury from repurchases, are used to settle the RSUs.
Under the 2009 Global Incentive Plan, as amended ("2009 GIP") and the 2018 Global Incentive Plan ("2018 GIP"), the Company may not grant RSUs with the right to participate in dividends or dividend equivalents prior to vesting.
Leases
The Company leases certain real estate, fleet assets, warehouses and equipment. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception.
Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company's leases do not provide an implicit rate of return, the Company uses its imputed collateralized rate based on the information available at commencement date in determining the present value of lease payments. The estimated rate is based on a risk-free rate plus a risk-adjusted margin. Operating lease ROU assets are comprised of the lease liability plus prepaid rents and are reduced by lease incentives or deferred rents. The Company has lease agreements with non-lease components which are not bifurcated.

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
See Note 3 for additional information regarding the adoption of Accounting Standards Update ("ASU") 2016-02, Leases.
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

3. Recent Accounting Pronouncements
The following table provides a brief description of recent ASUs issued by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.
The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("Topic 740"). The guidance also clarifies and amends existing guidance under Topic 740.
		January 1, 2021. Early adoption is permitted.	The Company has completed its assessment and will adopt the new guidance effective January 1, 2021. The adoption of the new guidance will not have a material impact to the Company.

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
		January 1, 2020. Early adoption is permitted.	The Company adopted the new guidance effective January 1, 2019. The adoption of the new guidance did not have a material impact to the Company's disclosures.

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
		January 1, 2020. Early adoption is permitted.	The Company has completed its assessment and will adopt the new guidance effective January 1, 2020. The adoption of the new guidance will not have a material impact to the Company.

In February 2016, the FASB issued ASU 2016-02, Leases. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-02.
The new guidance supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. Subsequent guidance issued after February 2016 did not change the core principle of ASU 2016-02.
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

Adoption of ASU 2016-02, Leases
The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. Prior period amounts have not been adjusted. In addition, the Company elected the following practical expedients:

•	the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification;

•	the land easements practical expedient, which allowed the Company to carry forward the accounting treatment for land easements on existing agreements;

•	the short-term lease practical expedient, which allowed the Company to exclude short-term leases from recognition in the consolidated balance sheets; and

•	the bifurcation of lease and non-lease components practical expedient, which did not require the Company to bifurcate lease and non-lease components for all classes of assets.
The adoption of this accounting standard resulted in the recording of Operating lease ROU assets and Operating lease liabilities of $223 million and $240 million, respectively, as of January 1, 2019. The difference between the operating lease assets and liabilities was recorded as an adjustment to Other liabilities, primarily related to deferred rent (lease incentives). The adoption of ASU 2016-02 had no impact on Retained earnings.
See Note 2 and Note 21 for additional information.
4. Acquisitions, Dispositions and Plant Closures
Plant Closures

•	Ocotlán, Mexico
On June 28, 2019, the Company announced it was consolidating its global acetate manufacturing capabilities with the closure of its acetate flake manufacturing operations in Ocotlán, Mexico. In June 2018, the Company initiated the closure of its acetate tow manufacturing unit at the same location. The Ocotlán, Mexico operations are included in the Company's Acetate Tow segment.
The exit and shutdown costs related to the Ocotlán, Mexico closure were as follows:

	Year Ended December 31,
	2019		2018
	(In $ millions)
Asset impairments(1)	83		—
Restructuring(1)	4		2
Accelerated depreciation expense	9		15
Loss on disposition of assets, net	1		1
Other	7	(2)	1
Total	104		19
______________________________

(1)	Included in Other (charges) gains, net in the consolidated statements of operations (Note 18).

(2)	Primarily related to inventory write-offs.
The Company expects to incur additional exit and shutdown costs related to Ocotlán, Mexico of approximately $12 million through the first quarter of 2021.

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
The carrying amount of the assets and liabilities associated with Fairway included in the consolidated balance sheets are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Cash and cash equivalents	57	24
Trade receivables, net - third party and affiliates	12	11
Property, plant and equipment (net of accumulated depreciation - 2019: $174; 2018: $130)	622	659
Intangible assets (net of accumulated amortization - 2019: $4; 2018: $3)	22	23
Other assets	9	5
Total assets(1)	722	722

Trade payables	24	16
Other liabilities(2)	5	4
Total debt	4	5
Deferred income taxes	4	3
Total liabilities	37	28
______________________________

(1)	Joint venture assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2019 relates primarily to the recovery of capital expenditures for certain property, plant and equipment.

The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Property, plant and equipment, net	31	42

Trade payables	30	27
Current installments of long-term debt	16	14
Long-term debt	41	58
Total liabilities	87	99

Maximum exposure to loss	113	134

The difference between the total liabilities associated with obligations to nonconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 24).
6. Marketable Securities
The Company holds securities as of December 31, 2019 and 2018 of $40 million and $31 million, respectively, that were recorded at fair value.
7. Receivables, Net

	As of December 31,
	2019	2018
	(In $ millions)
Trade receivables - third party and affiliates	859	1,027
Allowance for doubtful accounts - third party and affiliates	(9)	(10)
Trade receivables - third party and affiliates, net	850	1,017

	As of December 31,
	2019	2018
	(In $ millions)
Non-income taxes receivable	203	176
Reinsurance receivables	16	14
Income taxes receivable	27	26
Other	85	85
Non-trade receivables, net	331	301

8. Inventories

	As of December 31,
	2019	2018
	(In $ millions)
Finished goods	718	697
Work-in-process	76	70
Raw materials and supplies	244	279
Total	1,038	1,046

9. Investments in Affiliates
Entities in which the Company has an investment accounted for under the equity method of accounting or equity investments without readily determinable fair values are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2019	2018	2019	2018	2019	2018	2017	2019	2018	2017
	(In percentages)		(In $ millions)
Engineered Materials
Ibn Sina	25	25	164	164	68	96	58	(69)	(112)	(1)
InfraServ GmbH & Co. Hoechst KG(1)(3)	32	32	116	129	14	20	19	(17)	(25)	(26)
Fortron Industries LLC	50	50	133	122	18	14	17	(7)	(3)	(6)
Korea Engineering Plastics Co., Ltd.	50	50	146	150	27	29	25	(28)	(27)	(25)
Polyplastics Co., Ltd.	45	45	192	196	44	64	57	(39)	(45)	(64)
Sherbrooke Capital Health and Wellness, L.P.(2)	—	10	—	2	—	—	1	—	—	—
Other Activities(3)
InfraServ GmbH & Co. Gendorf KG(4)	30	30	38	36	8	7	4	(5)	(5)	(5)
YNCORIS GmbH & Co. KG(4)(5)	22	22	16	16	3	3	2	(3)	(4)	(4)
Total			805	815	182	233	183	(168)	(221)	(131)
______________________________

(1)	InfraServ GmbH & Co. Hoechst KG is owned primarily by an entity included in the Company's Engineered Materials segment. The Company's Acetyl Chain segment also holds an ownership percentage.

(2)
The Company accounted for its ownership interest in Sherbrooke Capital Health and Wellness, L.P. ("Sherbrooke") under the equity method of accounting because the Company was able to exercise significant influence.

(3)
InfraServ real estate service companies ("InfraServ Entities") own and operate sites in Frankfurt am Main-Hoechst, Gendorf and Knapsack, Germany. The InfraServ Entities were created to own land and property and to provide various technical and administrative services at these manufacturing locations.

(4)	See Note 18 for further information.

(5)	Formerly known as InfraServ GmbH & Co. Knapsack KG.
Because financial information for Ibn Sina is not available to the Company on a timely basis, the Company's proportional share is reported on a one quarter lag. Accordingly, summarized financial information for Ibn Sina is as follows:

	As of September 30,
	2019	2018
	(In $ millions)
Current assets	253	448
Noncurrent assets	871	825
Current liabilities	148	200
Noncurrent liabilities	433	450

	Twelve Months Ended September 30,
	2019	2018	2017
	(In $ millions)
Revenues	726	913	759
Gross profit	299	396	306
Net income	227	322	256

Equity Investments Without Readily Determinable Fair Values
Equity investments without readily determinable fair values and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2019	2018	2019	2018	2019	2018	2017
	(In percentages)		(In $ millions)
Acetate Tow
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	11	12	12
Nantong Cellulose Fibers Co. Ltd.	31	31	121	115	79	87	81
Zhuhai Cellulose Fibers Co. Ltd.	30	30	30	30	22	13	14
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	5	5	1	1	1
Other			—	—	—	4	—
Total			170	164	113	117	108

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
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Purchases	291	305	250
Sales and other credits	102	117	77
Interest expense	1	1	—

	As of December 31,
	2019	2018
	(In $ millions)
Trade receivables	1	—
Non-trade receivables	35	29
Total due from affiliates	36	29

Short-term borrowings(1)	67	50
Trade payables	43	46
Current Other liabilities	10	11
Total due to affiliates	120	107
______________________________

(1)	The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.
10. Property, Plant and Equipment, Net

	As of December 31,
	2019	2018
	(In $ millions)
Land	46	46
Land improvements	78	77
Buildings and building improvements	775	760
Machinery and equipment	5,316	5,223
Construction in progress	455	416
Gross asset value	6,670	6,522
Accumulated depreciation	(2,957)	(2,803)
Net book value	3,713	3,719

Assets under finance leases, net, included in the amounts above are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Buildings	13	14
Machinery and equipment	272	279
Accumulated depreciation	(202)	(188)
Net book value	83	105

Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Capitalized interest	8	10	6
Depreciation expense	327	319	285

During 2019 and 2017, certain long-lived assets were impaired (Note 18). No long-lived assets were impaired during 2018.

11. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials		Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2017	643		149	211	1,003
Acquisitions	84	(1)	—	—	84
Exchange rate changes	(20)		(1)	(9)	(30)
As of December 31, 2018	707		148	202	1,057
Acquisitions	29	(2)	—	—	29
Exchange rate changes	(9)		—	(3)	(12)
As of December 31, 2019(3)	727		148	199	1,074
______________________________

(1)	Represents goodwill related to the acquisition of Omni Plastics, L.L.C. ("Omni Plastics").

(2)	Represents goodwill related to the acquisition of Next Polymers Ltd. ("Next Polymers").

(3)	There were $0 million of accumulated impairment losses as of December 31, 2019.
In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2019, as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2019 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses		Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2017	38		640	45	54	777
Acquisitions	—		32	—	3	35	(1)
Renewals	6	(2)	—	—	—	6
Exchange rate changes	(2)		(21)	(1)	(1)	(25)
As of December 31, 2018	42		651	44	56	793
Acquisitions	—		25	—	—	25	(3)
Exchange rate changes	—		(9)	—	—	(9)
As of December 31, 2019	42		667	44	56	809
Accumulated Amortization
As of December 31, 2017	(33)		(496)	(30)	(32)	(591)
Amortization	(2)		(16)	(3)	(3)	(24)
Exchange rate changes	2		17	1	—	20
As of December 31, 2018	(33)		(495)	(32)	(35)	(595)
Amortization	(2)		(16)	(3)	(3)	(24)
Exchange rate changes	—		7	—	—	7
As of December 31, 2019	(35)		(504)	(35)	(38)	(612)
Net book value	7		163	9	18	197
______________________________

(1)	Primarily related to intangible assets acquired from Omni Plastics during the year ended December 31, 2018, with a weighted average amortization period of 11 years.

(2)	During the year ended December 31, 2018, the Company extended a research and development technology agreement license, which is being amortized over a period of 5 years.

(3)	Related to intangible assets acquired from Next Polymers during the year ended December 31, 2019, with a weighted average amortization period of 13 years.
Indefinite-lived intangible assets are as follows:

	Trademarks and Trade Names
	(In $ millions)
As of December 31, 2017	115
Acquisitions	—
Exchange rate changes	(3)
As of December 31, 2018	112
Acquisitions	4	(1)
Impairment loss (Note 2)	—
Exchange rate changes	(1)
As of December 31, 2019	115
______________________________

(1)	Related to indefinite-lived intangible assets acquired from Next Polymers.

In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2019, as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying amount of the underlying asset by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2019 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
During the year ended December 31, 2019, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2020	21
2021	21
2022	19
2023	17
2024	16

12. Current Other Liabilities

	As of December 31,
	2019	2018
	(In $ millions)
Asset retirement obligations	6	3
Benefit obligations (Note 15)	28	30
Customer rebates	63	76
Derivatives (Note 22)	8	7
Environmental (Note 16)	12	20
Insurance	6	4
Interest	29	21
Legal (Note 24)	105	4
Operating leases (Note 21)	29	—
Restructuring (Note 18)	13	4
Salaries and benefits	89	119
Sales and use tax/foreign withholding tax payable	35	22
Other	38	33
Total	461	343

13. Noncurrent Other Liabilities

	As of December 31,
	2019	2018
	(In $ millions)
Asset retirement obligations	13	13
Deferred proceeds	43	44
Deferred revenue	6	7
Derivatives (Note 22)	50	11
Environmental (Note 16)	49	49
Insurance	34	37
Other	28	47
Total	223	208

Changes in asset retirement obligations are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Balance at beginning of year	16	26	29
Additions(1)	5	2	—
Accretion	—	—	1
Payments	(3)	(4)	(5)
Revisions to cash flow estimates(2)	1	(8)	1
Balance at end of year	19	16	26
______________________________

(1)	Primarily relates to sites which management no longer considers to have an indeterminate life.

(2)	Primarily relates to revisions to the estimated cost and timing of future obligations.
Included in the asset retirement obligations for the year ended December 31, 2017 was $10 million related to indemnifications received for a business acquired in 2005. The asset retirement obligation related to the indemnifications was completed during 2018.
14. Debt

	As of December 31,
	2019	2018
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	28	367
Short-term borrowings, including amounts due to affiliates(1)	81	77
Revolving credit facility(2)	272	40
Accounts receivable securitization facility(3)	115	77
Total	496	561
______________________________

(1)	The weighted average interest rate was 2.3% and 3.2% as of December 31, 2019 and 2018, respectively.

(2)	The weighted average interest rate was 1.6% and 6.0% as of December 31, 2019 and 2018, respectively.

(3)	The weighted average interest rate was 2.4% and 3.1% as of December 31, 2019 and 2018, respectively.

	As of December 31,
	2019	2018
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2019, interest rate of 3.250%	—	343
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	841	857
Senior unsecured notes due 2024, interest rate of 3.500%	499	—
Senior unsecured notes due 2025, interest rate of 1.250%	337	343
Senior unsecured notes due 2027, interest rate of 2.125%	558	568
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	167	167
Nilit Group ("Nilit") bank loans due at various dates through 2026(1)	9	10
Obligations under finance leases due at various dates through 2054	144	167
Subtotal	3,455	3,355
Unamortized debt issuance costs(2)	(18)	(18)
Current installments of long-term debt	(28)	(367)
Total	3,409	2,970
______________________________

(1)	The weighted average interest rate was 1.3% and 1.3% as of December 31, 2019 and 2018, respectively.

(2)	Related to the Company's long-term debt, excluding obligations under finance leases.
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
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of December 31, 2019
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	272
Letters of credit issued	—
Available for borrowing(2)	978
______________________________

(1)	The Company borrowed $1.3 billion and repaid $1.1 billion under its senior unsecured revolving credit facility during the year ended December 31, 2019.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.25% above LIBOR or EURIBOR at current Company credit ratings.
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
On May 8, 2019, Celanese US completed an offering of $500 million in principal amount of 3.500% senior unsecured notes due May 8, 2024 (the "3.500% Notes") in a public offering registered under the Securities Act. The 3.500% Notes were issued at a discount to par at a price of 99.895%, which is being amortized to Interest expense in the consolidated statement of operations over the term of the 3.500% Notes. Net proceeds from the sale of the 3.500% Notes were used to redeem in full the 3.250% senior unsecured notes due October 15, 2019 (the "3.250 Notes"), to repay $156 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes. In connection with the issuance of the 3.500% Notes, the Company entered into a cross-currency swap to effectively convert its fixed-rate US dollar denominated debt under the 3.500% Notes, including annual interest payments and the payment of principal at maturity, to fixed-rate Euro denominated debt. See Note 22 for additional information.
In November 2018, Celanese US completed an offering of €500 million in principal amount of 2.125% senior unsecured notes due March 1, 2027 (the "2.125% Notes") in a public offering registered under the Securities Act. The 2.125% Notes were issued under a base indenture dated May 6, 2011. The 2.125% Notes were issued at a discount to par at a price of 99.231%, which is being amortized to Interest expense in the consolidated statements of operations over the term of the 2.125% Notes. Net proceeds from the sale of the 2.125% Notes were used to repay $463 million of the senior unsecured term loan and for general corporate purposes.
Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2020	496
2021	429
2022	525
2023	859
2024	533
Thereafter	1,081
Total	3,923

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

The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of December 31, 2019
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	115
Letters of credit issued	—
Available for borrowing	5
Total borrowing base	120

Maximum borrowing base(2)	120
______________________________

(1)	The Company borrowed $112 million and repaid $74 million under this facility during the year ended December 31, 2019.

(2)	Outstanding accounts receivable transferred to the SPE was $161 million.
Other Financing Arrangements
In June 2018, the Company entered into a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $257 million and $117 million of accounts receivable under this factoring agreement as of December 31, 2019 and 2018, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2019.
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

Based on the 2019 unaudited and 2018 audited multiemployer defined benefit plan's financial statements, the plan is 100% funded in 2019, 2018 and 2017. The number of employees covered by the Company's multiemployer defined benefit plan remained relatively stable year over year from 2017 to 2019, resulting in minimal changes to employer contributions. Participation in the German multiemployer defined benefit plan is not considered individually significant to the Company.
Contributions made by the Company to the German multiemployer plan are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Multiemployer defined benefit plan	8	8	7

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
Postemployment obligations are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Postemployment benefits	7	8

Defined Contribution Plans
The Company sponsors various defined contribution plans in North America, Europe and Asia covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. The Company's matching contribution to the defined contribution plans are based on specified percentages of employee contributions.
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Defined contribution plans	42	40	40

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2019	2018	2019	2018
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	3,412	3,728	59	66
Service cost	9	9	—	1
Interest cost	115	104	2	2
Net actuarial (gain) loss(1)	377	(163)	8	(4)
Settlements	(3)	—	—	—
Benefits paid	(230)	(235)	(5)	(4)
Curtailments	—	(1)	—	—
Special termination benefits	1	2	—	—
Exchange rate changes	(3)	(32)	—	(2)
Other(2)	(68)	—	—	—
Projected benefit obligation as of end of period	3,610	3,412	64	59
Change in Plan Assets
Fair value of plan assets as of beginning of period	2,915	3,251	—	—
Actual return on plan assets	467	(124)	—	—
Employer contributions	42	43	5	4
Settlements	(3)	—	—	—
Benefits paid(3)	(230)	(235)	(5)	(4)
Other(2)	(52)	—	—	—
Exchange rate changes	2	(20)	—	—
Fair value of plan assets as of end of period	3,141	2,915	—	—
Funded status as of end of period	(469)	(497)	(64)	(59)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	77	30	—	—
Current Other liabilities	(23)	(24)	(4)	(5)
Benefit obligations	(523)	(503)	(60)	(54)
Net amount recognized	(469)	(497)	(64)	(59)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(4)	15	8	—	—
Prior service (benefit) cost	—	—	(1)	—
Net amount recognized(5)	15	8	(1)	—
______________________________

(1)	Primarily relates to changes in discount rates.

(2)	Primarily relates to lump sum offers for certain participants of the US qualified defined benefit pension plan.

(3)	Includes benefit payments to nonqualified pension plans of $21 million and $22 million as of December 31, 2019 and 2018, respectively.

(4)	Relates to the pension plans of the Company's equity method investments.

(5)	Amount shown net of an income tax benefit of $4 million and $5 million as of December 31, 2019 and 2018, respectively, in the consolidated statements of equity (Note 17).

The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2019	2018	2019	2018
	(In percentages)
US plans	81	82	55	57
International plans	19	18	45	43
Total	100	100	100	100

The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2019	2018
	(In percentages)
US plans	87	88
International plans	13	12
Total	100	100

Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Projected benefit obligation	881	840
Fair value of plan assets	337	314

Pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Accumulated benefit obligation	776	749
Fair value of plan assets	255	243

Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Accumulated postretirement benefit obligation	64	58
Fair value of plan assets	—	—

The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Accumulated benefit obligation	3,584	3,390

The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(In $ millions)
Service cost	9	9	9	—	1	1
Interest cost	115	104	107	2	2	1
Expected return on plan assets	(185)	(210)	(198)	—	—	—
Amortization of prior service cost / (credit)	—	—	—	—	—	(1)
Recognized actuarial (gain) loss	79	169	48	8	(4)	(2)
Curtailment (gain) loss	—	(1)	—	—	—	—
Special termination benefit	1	2	1	—	—	—
Total	19	73	(33)	10	(1)	(1)

The Company maintains nonqualified pension plans funded with nonqualified trusts for certain US employees as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Nonqualified Trust Assets
Marketable securities	24	31
Noncurrent Other assets, consisting of insurance contracts	35	37
Nonqualified Pension Obligations
Current Other liabilities	20	21
Benefit obligations	219	213

(Income) expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Total	26	(3)	18

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2019	2018	2019	2018
	(In percentages)
Discount Rate Obligations
US plans	3.2	4.2	3.1	4.1
International plans	1.4	2.1	2.7	3.4
Combined	2.8	3.8	2.9	3.8
Rate of Compensation Increase
US plans	N/A	N/A
International plans	2.6	2.8
Combined	2.6	2.8

The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(In percentages)
Discount Rate Obligations
US plans	4.2	3.5	3.9	4.1	3.4	3.8
International plans	2.1	2.1	2.1	3.4	3.2	3.3
Combined	3.8	3.3	3.7	3.8	3.2	3.4
Discount Rate Service Cost
US plans	3.1	1.9	1.2	4.6	3.7	4.0
International plans	2.5	2.3	2.5	3.4	3.3	3.4
Combined	2.5	2.2	2.5	3.4	2.9	2.9
Discount Rate Interest Cost
US plans	3.9	3.1	3.3	3.8	3.0	3.1
International plans	1.8	1.7	1.7	3.2	2.9	2.9
Combined	3.5	2.9	3.1	3.5	2.9	2.9
Expected Return on Plan Assets
US plans	6.7	6.8	7.5
International plans	5.6	5.9	5.9
Combined	6.5	6.7	7.3
Rate of Compensation Increase
US plans	N/A	N/A	N/A
International plans	2.8	2.8	2.8
Combined	2.8	2.8	2.8
Interest Crediting Rate
US plans	3.0	2.8	2.3
International plans	N/A	N/A	N/A
Combined	3.0	2.8	2.3

The Company's health care cost trend assumptions for US postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2019	2018	2017
	(In percentages, except year)
Health care cost trend rate assumed for next year	8.0	8.5	9.0
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2026	2026	2026

Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2019 are as follows:

	US Plans	International Plans
	(In percentages)
Bonds - domestic to plans	80	58
Equities - domestic to plans	10	15
Equities - international to plans	10	—
Other	—	27
Total	100	100

On average, the actual return on the US qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The US qualified defined benefit plans' actual return on assets for the year ended December 31, 2019 was 16.6% versus an expected long-term rate of asset return assumption of 6.7%. The expected long-term rate of asset return assumption used to determine 2020 net periodic benefit cost is 6.7% for the US qualified defined benefit plans.
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2019	2018	2019	2018	2019	2018
	(In $ millions)
Assets
Cash and cash equivalents	8	2	—	—	8	2
Derivatives
Swaps	—	—	7	3	7	3
Equity securities
International companies	77	59	—	—	77	59
Fixed income
Corporate debt	—	—	762	691	762	691
Treasuries, other debt	35	127	1,403	1,293	1,438	1,420
Mortgage backed securities	—	—	15	8	15	8
Insurance contracts	—	—	47	35	47	35
Other	4	4	1	1	5	5
Total investments, at fair value(1)	124	192	2,235	2,031	2,359	2,223
Liabilities
Derivatives
Swaps	—	—	7	3	7	3
Total liabilities	—	—	7	3	7	3
Total net assets(2)	124	192	2,228	2,028	2,352	2,220
______________________________

(1)
Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. Total investments, at fair value, for the year ended December 31, 2019 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $689 million, $62 million and $35 million, respectively. Total investments, at fair value, for the year ended December 31, 2018 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $595 million, $54 million and $29 million, respectively.

(2)
Total net assets excludes non-financial plan receivables and payables of $29 million and $26 million, respectively, as of December 31, 2019 and $36 million and $19 million, respectively, as of December 31, 2018. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2020
(In $ millions)
Cash contributions to defined benefit pension plans	23
Benefit payments to nonqualified pension plans	20
Benefit payments to other postretirement benefit plans	5

The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefits expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2020	238	5
2021	228	4
2022	225	4
2023	223	4
2024	219	4
2025-2029	1,038	17
______________________________

(1)	Payments are expected to be made primarily from plan assets.

(2)	Payments are expected to be made primarily from Company assets.
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
The components of environmental remediation liabilities are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Demerger obligations (Note 24)	23	26
Divestiture obligations (Note 24)	12	16
Active sites	13	14
US Superfund sites	11	11
Other environmental remediation liabilities	2	2
Total	61	69

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
The Company did not record any insurance recoveries during 2019 or have any receivables for insurance recoveries related to these matters as of December 31, 2019.
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2019
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	30	10	9
InfraServ GmbH & Co. Hoechst KG	32	40	68
YNCORIS GmbH & Co. KG(2)	22	22	1
______________________________

(1)	Gross reserves maintained by the respective entity.

(2)	Formerly known as InfraServ GmbH & Co. Knapsack KG.

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
As events progress at each site for which it has been named a PRP, the Company accrues any probable and reasonably estimable liabilities. In establishing these liabilities, the Company considers the contaminants of concern, the potential impact thereof, the relationship of the contaminants of concern to its current and historic operations, its shipment of waste to a site, its percentage of total waste shipped to the site, the types of wastes involved, the conclusions of any studies, the magnitude of any remedial actions that may be necessary and the number and viability of other PRPs. Often the Company joins with other PRPs to sign joint defense agreements that settle, among PRPs, each party's percentage allocation of costs at the site. Although the ultimate liability may differ from the estimate, the Company routinely reviews the liabilities and revises the estimate, as appropriate, based on the most current information available.
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

On February 5, 2020, the Company declared a quarterly cash dividend of $0.62 per share on its Common Stock amounting to $74 million. The cash dividend will be paid on February 28, 2020 to holders of record as of February 18, 2020.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,				Total From February 2008 Through December 31, 2019
	2019	2018		2017
Shares repurchased	9,166,267	7,933,692	(1)	5,436,803	56,878,978
Average purchase price per share	$109.10	$103.01		$91.97	$73.01
Amount spent on repurchased shares (in millions)	$1,000	$817		$500	$4,153
Aggregate Board of Directors repurchase authorizations during the period (in millions)	$1,500	$—		$1,500	$5,366
______________________________

(1)	Excludes 1,700 common shares reacquired pursuant to an employee clawback agreement.
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2019			2018			2017
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	(1)	(1)
Foreign currency translation	(10)	(6)	(16)	(65)	5	(60)	162	12	174
Gain (loss) on cash flow hedges	(38)	8	(30)	(12)	2	(10)	—	(1)	(1)
Pension and postretirement benefits	(6)	(1)	(7)	1	(1)	—	7	2	9
Total	(54)	1	(53)	(76)	6	(70)	169	12	181

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Unrealized Gain (Loss) on Marketable Securities (Note 6)	Foreign Currency Translation	Gain (Loss) from Cash Flow Hedges (Note 22)	Pension and Postretirement Benefits (Note 15)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2016	1	(350)	3	(12)	(358)
Other comprehensive income (loss) before reclassifications	—	162	4	8	174
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(4)	(1)	(5)
Income tax (provision) benefit	(1)	12	(1)	2	12
As of December 31, 2017	—	(176)	2	(3)	(177)
Other comprehensive income (loss) before reclassifications	—	(65)	(11)	1	(75)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1)	—	(1)
Income tax (provision) benefit	—	5	2	(1)	6
As of December 31, 2018	—	(236)	(8)	(3)	(247)
Other comprehensive income (loss) before reclassifications	—	(10)	(36)	(6)	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	—	(2)
Income tax (provision) benefit	—	(6)	8	(1)	1
As of December 31, 2019	—	(252)	(38)	(10)	(300)
18. Other (Charges) Gains, Net

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Restructuring (Note 4)	(23)	(4)	(3)
InfraServ ownership change	—	—	(4)
Asset impairments (Note 4)	(83)	—	—
Plant/office closures	(4)	13	(52)
Commercial disputes	(4)	—	—
European Commission investigation	(89)	—	—
Total	(203)	9	(59)

2019
During the year ended December 31, 2019, the Company recorded an $83 million long-lived asset impairment loss related to the closure of its acetate flake manufacturing operations in Ocotlán, Mexico (Note 4). The long-lived asset impairment loss was measured at the date of impairment to write-off the related property, plant and equipment and was included in the Company's Acetate Tow segment.
During the year ended December 31, 2019, the Company recorded a $4 million loss within commercial disputes, which included $19 million in losses related to settlements with former third-party customers that were included within the Other Activities segment, partially offset by a $15 million gain related to a settlement from a previous acquisition that was included within the Engineered Materials segment.
In May 2017, the Company learned that the European Commission opened a competition law investigation involving certain subsidiaries of the Company with respect to certain past ethylene purchases. During the year ended December 31, 2019, the

Company recorded a reserve of $89 million as a result of information learned from the European Commission's investigation, which was included within the Other Activities segment.
During the year ended December 31, 2019, the Company recorded $23 million of employee termination benefits primarily related to Company-wide business optimization projects.
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
A partner in the Company's InfraServ equity affiliate investments exercised an option right to purchase additional ownership interests in the InfraServ entities from the Company. The purchase of these interests reduced the Company's ownership interests in InfraServ GmbH & Co. Gendorf KG and YNCORIS GmbH & Co. KG (formerly known as InfraServ GmbH & Co. Knapsack KG) from 39% and 27%, to 30% and 22%, respectively. Accordingly, during the year ended December 31, 2017, the Company reduced the carrying value of these investments by $4 million. These InfraServ investments are primarily owned by entities included in the Other Activities segment.
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

The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2017	1	—	1	1	3
Additions	—	2	2	—	4
Cash payments	(1)	—	(1)	(1)	(3)
Other changes	—	—	—	—	—
Exchange rate changes	—	—	—	—	—
As of December 31, 2018	—	2	2	—	4
Additions	10	4	1	9	24
Cash payments	(5)	(3)	(2)	(4)	(14)
Other changes	—	—	(1)	—	(1)
Exchange rate changes	—	—	—	—	—
As of December 31, 2019	5	3	—	5	13
Other Plant/Office Closures
As of December 31, 2017	—	—	2	—	2
Additions	—	—	—	—	—
Cash payments	—	—	(2)	—	(2)
Other changes	—	—	—	—	—
Exchange rate changes	—	—	—	—	—
As of December 31, 2018	—	—	—	—	—
Additions	—	1	—	—	1
Cash payments	—	(1)	—	—	(1)
Other changes	—	—	—	—	—
Exchange rate changes	—	—	—	—	—
As of December 31, 2019	—	—	—	—	—
Total	5	3	—	5	13

19. Income Taxes
On December 31, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. In accordance with ASC 740, Accounting for Income Taxes, which requires companies to recognize the effects of tax law changes in the period of enactment, the Company recorded the initial impacts of the TCJA in 2017. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments.
The deemed repatriation of previously unremitted foreign earnings, of which the Company had accumulated approximately $3.0 billion as of December 31, 2017, was taxed at 8% to the extent those earnings were reinvested in non-cash foreign assets, while previously unremitted earnings that had not been reinvested, computed based upon a two-year historical average of foreign cash and cash equivalents balances, were taxed at 15.5%. The Company recorded a net charge of $197 million for this deemed repatriation in 2017, for which it does not expect a material cash outlay due to available foreign tax credit carryforwards.
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

At the time the TCJA was enacted, the global minimum income tax and base erosion provisions would not be effective until the tax years beginning after December 31, 2017. Based on available elections, the Company chose to not record deferred taxes related to the estimated future income tax effects of the global minimum income tax provision.
The US Treasury issued proposed regulations in 2018 that sought to clarify the application of the TCJA provisions for the limitation of interest expense, including treatment of depreciation and other deductions in arriving at adjusted taxable income and application of the rules to controlled foreign affiliates.
In 2019, the US Treasury issued additional final and proposed regulations supplementing the TCJA provisions around base erosion payments, expense and foreign tax apportionment for foreign tax credit purposes and dividends received deductions at the foreign affiliate level. These proposed regulations are generally effective for years ending after the date they are published in the federal register. For guidance provided in both 2018 and 2019, the Company does not expect the final or proposed regulations, in current form, to have a material impact on current or future income tax expense. As a result, the Company will continue to monitor their expected impacts on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period that the guidance is finalized.
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
US	252	480	262
International	736	1,030	813
Total	988	1,510	1,075

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Current
US	(8)	(184)	201
International	149	143	158
Total	141	(41)	359
Deferred
US	1	314	(110)
International	(18)	19	(36)
Total	(17)	333	(146)
Total	124	292	213

A reconciliation of the significant differences between the US federal statutory tax rate of 21% (35% for 2017) and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions, except percentages)
Income tax provision computed at US federal statutory tax rate	208	317	376
Change in valuation allowance	(47)	94	218
Equity income and dividends	(38)	(48)	(87)
(Income) expense not resulting in tax impact, net	(9)	(51)	(157)
US tax effect of foreign earnings and dividends	85	25	521
Foreign tax credits	(76)	(20)	(759)
Other foreign tax rate differentials	4	17	(38)
Legislative changes	(3)	(59)	116
State income taxes, net of federal benefit	6	4	12
Other, net	(6)	13	11
Income tax provision (benefit)	124	292	213

Effective income tax rate	13%	19%	20%

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
The effective income tax rate for the year ended December 31, 2019 was significantly lower than the effective income tax rate for the year ended December 31, 2018. This variation was primarily due to a valuation allowance provided against Luxembourg net operating loss carryforwards in 2018. In addition, the 2019 effective income tax rate benefited from the favorable impact of a 2019 release of valuation allowances due to higher projected utilization of foreign tax credit carryforwards. The higher projected utilization resulted from (1) a shift in the expected sourcing of forecasted US taxable income (domestic vs. foreign sourced) and (2) new regulatory guidance issued in 2019.
The effective tax rate for the year ended December 31, 2018 was comparable to the effective tax rate for the year ended December 31, 2017. The effective tax rate for 2018 was slightly less than the statutory US tax rate primarily due to the positive impact from the jurisdictional mix of earnings, largely offset by increased valuation allowances established on certain deferred tax assets, particularly related to increases in provisionally recorded estimates of valuation allowances on foreign tax credits in the US and net operating loss carryforwards in Luxembourg, due to certain restructuring transactions completed to facilitate future repatriation of cash to the US.
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

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	140	138
Accrued expenses	57	61
Inventory	11	13
Net operating loss carryforwards	506	616
Tax credit carryforwards	273	330
Other	227	195
Subtotal	1,214	1,353
Valuation allowance(1)	(714)	(899)
Total	500	454
Deferred Tax Liabilities
Depreciation and amortization	411	375
Investments in affiliates	192	203
Other	58	47
Total	661	625
Net deferred tax assets (liabilities)	(161)	(171)
______________________________

(1)
Includes deferred tax asset valuation allowances for the Company's deferred tax assets in the US, Luxembourg, Spain, China, the United Kingdom, Mexico, Canada and France. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.

Tax Carryforwards

•	Net Operating Loss Carryforwards
As of December 31, 2019, the Company had available US federal net operating loss carryforwards of $31 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2022. As of December 31, 2019, the Company also had available state net operating loss carryforwards, net of federal tax impact, of $35 million, $28 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards available as of December 31, 2019 of $1.8 billion primarily for Luxembourg, China, Mexico and Spain, with various expiration dates. Net operating loss carryforwards of $167 million in China are scheduled to expire beginning in 2020 through 2024. Net operating losses in most other foreign jurisdictions do not have an expiration date.

•	Tax Credit Carryforwards
The Company had available $243 million of foreign tax credit carryforwards, which are mostly offset by a valuation allowance of $207 million due to uncertain recoverability and $18 million of alternative minimum tax credit carryforwards in the US. The foreign tax credit carryforwards are subject to a ten-year carryforward period and expire beginning in 2027. The alternative minimum tax credits are subject to annual limitation due to prior ownership changes, but have an unlimited carryforward period and can be used to offset federal tax liability in future years. The Company also has $8 million of research and development tax credit carryforwards as of December 31, 2019, which it expects to utilize prior to expiration beginning in 2037.

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
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
As of the beginning of the year	162	119	114
Increases in tax positions for the current year	1	61	14
Increases in tax positions for prior years(1)	37	4	4
Decreases in tax positions for prior years	(41)	(21)	(7)
Decreases due to settlements	(25)	(1)	(6)
As of the end of the year	134	162	119

Total uncertain tax positions that if recognized would impact the effective tax rate	132	154	100
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations(2)	5	1	6
Total amount of interest expense and penalties recognized in the consolidated balance sheets	45	38	38

______________________________

(1)
Includes the impact on uncertain tax positions for the year ended December 31, 2019 due to the closure of federal income tax audits for the years 2009 through 2012 and uncertain tax positions related to the Nilit acquisition of $4 million for the year ended December 31, 2017.

(2)	This amount reflects interest on uncertain tax positions and release of certain tax positions as a result of an audit closure that was reflected in the consolidated statements of operations.
The Company primarily operates in the US, Germany, Belgium, Canada, China, Italy, Mexico and Singapore. Examinations are ongoing in a number of these jurisdictions. The Company's US tax returns for the years 2013 through 2015 are currently under audit by the US Internal Revenue Service ("IRS"). Outside of the US, the Company's German tax returns for the years 2008 through 2015 are under audit as well as certain of the Company's other subsidiaries within their respective jurisdictions.
The decrease in uncertain tax positions for the year ended December 31, 2019 was primarily due to progress of tax examinations. While it is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits, the Company is unable to estimate the amount of any such change.
During the year ended December 31, 2019, the IRS concluded federal income tax audits of the Company's tax returns for the years 2009 through 2012. The examinations did not result in a material impact to income tax expense. The Company's 2013 through 2015 tax years are under joint examination by the US, German and Dutch taxing authorities. The examinations are in the preliminary data gathering phase.

20. Management Compensation Plans
General Plan Description
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
Total shares available for awards and total shares subject to outstanding awards are as follows:

	As of December 31, 2019
	Shares Available for Awards	Shares Subject to Outstanding Awards
2018 GIP	6,244,945	473,903
2009 GIP	—	959,696

Restricted Stock Units
A summary of changes in nonvested performance-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In $)
As of December 31, 2018	812	75.25
Granted	259	92.61
Additional performance-based RSUs granted(1)	330	56.14
Vested	(663)	56.14
Forfeited	(88)	90.70
As of December 31, 2019	650	89.86
______________________________

(1)	Represents additional 2016 performance-based RSU grants that were awarded in 2019 as a result of achieving internal profitability targets.
The fair value of shares vested for performance-based RSUs is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Total	66	8	42

A summary of changes in nonvested time-based RSUs outstanding is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In $)
As of December 31, 2018	386	86.69
Granted	228	96.22
Vested	(188)	80.95
Forfeited	(25)	90.42
As of December 31, 2019	401	94.56

The fair value of shares vested for time-based RSUs is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Total	20	21	12

The weighted average grant date fair value of RSUs granted is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Total	46	48	59

As of December 31, 2019, there was $42 million of unrecognized compensation cost related to RSUs, excluding actual forfeitures, which is expected to be recognized over a weighted average period of 2 years.
The Company realized income tax benefits from RSU vestings as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Income tax benefit realized	6	7	9

21. Leases
The components of lease expense are as follows:

	Year Ended December 31, 2019	Statement of Operations Classification
	(In $ millions)
Lease Cost
Operating lease cost	39	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	23	Cost of sales / Selling, general and administrative expenses
Variable lease cost	8	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	19	Cost of sales
Interest on lease liabilities	18	Interest expense
Total net lease cost	107

Supplemental consolidated balance sheet information related to leases is as follows:

	As of December 31, 2019	Balance Sheet Classification
	(In $ millions)
Leases
Assets
Operating lease assets	203	Operating lease ROU assets
Finance lease assets	83	Property, plant and equipment, net
Total leased assets	286

Liabilities
Current
Operating	29	Current Other liabilities
Finance	26	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	181	Operating lease liabilities
Finance	118	Long-term debt
Total lease liabilities	354

As of December 31, 2019
Weighted-Average Remaining Lease Term (years)
Operating leases	15.0
Finance leases	6.9

Weighted-Average Discount Rate
Operating leases	2.7%
Finance leases	11.5%

Supplemental consolidated cash flow information related to leases is as follows:

Year Ended December 31, 2019
(In $ millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	36
Operating cash flows from finance leases	19
Financing cash flows from finance leases	23

ROU assets obtained in exchange for finance lease liabilities	—
ROU assets obtained in exchange for operating lease liabilities	11

Maturities of lease liabilities are as follows:

	As of December 31, 2019
	Operating Leases	Finance Leases
	(In $ millions)
2020	35	42
2021	27	40
2022	23	31
2023	21	23
2024	18	18
Later years	132	70
Total lease payments	256	224
Less amounts representing interest	(46)	(80)
Total lease obligations	210	144

See Note 3 for additional information regarding the adoption of ASU 2016-02, Leases.
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

22. Derivative Financial Instruments
Derivatives Designated As Hedges
Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Total	400	400

Net Investment Hedges
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of December 31,
	2019	2018
	(In € millions)
Total	1,578	1,550

Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total US dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2020 Maturity
(In $ millions)
Currency
Brazilian real	(10)
British pound sterling	(88)
Canadian dollar	(8)
Chinese yuan	(46)
Euro	(170)
Hungarian forint	13
Indonesian rupiah	(11)
Korean won	16
Mexican peso	(27)
Singapore dollar	30
Swedish krona	(4)
Total	(305)

Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Total	692	1,071

Hedging activity for foreign currency forwards, commodity swaps and interest rate swaps is as follows:

	Year Ended December 31,			Statement of Operations Classification
	2019	2018	2017
	(In $ millions)
Hedging activities	2	1	4	Cost of sales; Interest expense

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)			Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(5)	(2)	4	2	1	5	Cost of sales
Interest rate swaps	(30)	(10)	—	—	—	—	Interest expense
Foreign currency forwards	—	1	(1)	—	—	(1)	Cost of sales
Total	(35)	(11)	3	2	1	4

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 14)	37	51	(119)	—	—	—	N/A
Cross-currency swaps (Note 14)	3	—	—	—	—	—	N/A
Foreign currency forwards	—	—	2	—	—	—	N/A
Total	40	51	(117)	—	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	(3)	13	2	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	—	(3)	13	2

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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Derivative Assets
Gross amount recognized	16	11
Gross amount offset in the consolidated balance sheets	1	2
Net amount presented in the consolidated balance sheets	15	9
Gross amount not offset in the consolidated balance sheets	8	3
Net amount	7	6

	As of December 31,
	2019	2018
	(In $ millions)
Derivative Liabilities
Gross amount recognized	59	20
Gross amount offset in the consolidated balance sheets	1	2
Net amount presented in the consolidated balance sheets	58	18
Gross amount not offset in the consolidated balance sheets	8	3
Net amount	50	15

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

	Fair Value Measurement						Balance Sheet Classification
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2019	2018	2019	2018	2019	2018
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	—	1	—	1	Current Other assets
Designated as Net Investment Hedges
Cross-currency swaps	—	—	13	—	13	—	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	2	8	2	8	Current Other assets
Total assets	—	—	15	9	15	9
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	(4)	—	(4)	—	Current Other liabilities
Commodity swaps	—	—	(3)	(1)	(3)	(1)	Noncurrent Other liabilities
Interest rate swaps	—	—	(40)	(10)	(40)	(10)	Noncurrent Other liabilities
Derivatives Designated as a Net Investment Hedges
Cross-currency swaps	—	—	(1)	—	(1)	—	Current Other liabilities
Cross-currency swaps	—	—	(7)	—	(7)	—	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(3)	(7)	(3)	(7)	Current Other liabilities
Total liabilities	—	—	(58)	(18)	(58)	(18)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	(In $ millions)
Equity investments without readily determinable fair values	170	164	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	35	37	35	37	—	—	35	37
Long-term debt, including current installments of long-term debt	3,455	3,355	3,456	3,204	143	168	3,599	3,372

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
As of December 31, 2019 and 2018, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2019 are $92 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.

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
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to significant risk (Note 16).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of December 31, 2019. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2019, the Company had unconditional purchase obligations of $1.2 billion, which extend through 2036.
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
European Commission Investigation
In May 2017, the Company learned that the European Commission opened a competition law investigation involving certain subsidiaries of the Company with respect to certain past ethylene purchases. Based on information learned from the European Commission regarding its investigation, Celanese recorded a reserve of $89 million during the year ended December 31, 2019. The Company is continuing to cooperate with the European Commission. See Note 18 for additional information.

25. Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Interest paid, net of amounts capitalized	118	133	130
Taxes paid, net of refunds	157	100	123
Noncash Investing and Financing Activities
Accrued treasury stock repurchases	4	13	—
Accrued capital expenditures	20	(4)	14
Asset retirement obligations	6	(7)	2
Fair value adjustment to securities available for sale, net of tax	—	—	(1)

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
Sales transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Engineered Materials	Acetate Tow		Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2019
Net sales	2,386	636	(1)	3,392	(2)	—	(117)	6,297
Other (charges) gains, net (Note 18)	5	(88)		(3)		(117)	—	(203)
Operating profit (loss)	446	52		678		(342)	—	834
Equity in net earnings (loss) of affiliates	168	—		4		10	—	182
Depreciation and amortization	131	45		161		15	—	352
Capital expenditures	104	43		208		35	—	390	(3)
	As of December 31, 2019
Goodwill and intangible assets, net	999	153		234		—	—	1,386
Total assets	4,125	977		3,489		885	—	9,476
	Year Ended December 31, 2018
Net sales	2,593	649	(1)	4,042	(2)	—	(129)	7,155
Other (charges) gains, net (Note 18)	—	(2)		11		—	—	9
Operating profit (loss)	460	130		1,024		(280)	—	1,334
Equity in net earnings (loss) of affiliates	218	—		6		9	—	233
Depreciation and amortization	126	58		148		11	—	343
Capital expenditures	105	29		182		17	—	333	(3)
	As of December 31, 2018
Goodwill and intangible assets, net	974	153		240		—	—	1,367
Total assets	4,012	1,032		3,471		798	—	9,313
	Year Ended December 31, 2017
Net sales	2,213	668	(1)	3,371	(2)	—	(112)	6,140
Other (charges) gains, net (Note 18)	(2)	(2)		(52)		(3)	—	(59)
Operating profit (loss)	412	189		509		(253)	—	857
Equity in net earnings (loss) of affiliates	171	—		6		6	—	183
Depreciation and amortization	111	41		143		10	—	305
Capital expenditures	78	39		150		14	—	281	(3)
______________________________

(1)	Includes intersegment sales of $0 million, $0 million, $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Includes intersegment sales of $117 million, $129 million and $110 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)
Includes an increase in accrued capital expenditures of $20 million, a decrease in accrued capital expenditures of $4 million and an increase in accrued capital expenditures of $14 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Geographical Area Information
The net sales to external customers based on geographic location are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In $ millions)
Belgium	259	261	295
Canada	75	115	92
China	859	1,070	833
Germany	2,132	2,335	1,776
Mexico	244	307	257
Singapore	787	997	867
US	1,713	1,769	1,572
Other	228	301	448
Total	6,297	7,155	6,140
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2019	2018
	(In $ millions)
Belgium	55	54
Canada	105	114
China	316	331
Germany	866	903
Mexico	57	144
Singapore	80	83
US	2,095	1,961
Other	139	129
Total	3,713	3,719

27. Revenue Recognition
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

Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Year Ended December 31,
	2019	2018
	(In $ millions)
Engineered Materials
North America	735	770
Europe and Africa	1,047	1,216
Asia-Pacific	533	532
South America	71	75
Total	2,386	2,593

Acetate Tow
North America	125	133
Europe and Africa	258	260
Asia-Pacific	224	217
South America	29	39
Total	636	649

Acetyl Chain
North America	1,079	1,145
Europe and Africa	1,098	1,236
Asia-Pacific	1,013	1,411
South America	85	121
Total(1)	3,275	3,913
______________________________

(1)	Excludes intersegment sales of $117 million and $129 million for the years ended December 31, 2019 and 2018, respectively.
28. Earnings (Loss) Per Share

	Year Ended December 31,
	2019	2018	2017
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	858	1,212	856
Earnings (loss) from discontinued operations	(6)	(5)	(13)
Net earnings (loss)	852	1,207	843

Weighted average shares - basic	123,925,697	134,305,269	137,902,667
Incremental shares attributable to equity awards(1)	726,062	1,111,589	414,728
Weighted average shares - diluted	124,651,759	135,416,858	138,317,395
______________________________

(1)	Excludes 45, 0 and 29 equity award shares for the years ended December 31, 2019, 2018 and 2017, respectively, as their effect would have been antidilutive.

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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The consolidating statements of cash flows present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,298	5,137	(1,138)	6,297
Cost of sales	—	—	(1,795)	(4,036)	1,140	(4,691)
Gross profit	—	—	503	1,101	2	1,606
Selling, general and administrative expenses	—	—	(179)	(304)	—	(483)
Amortization of intangible assets	—	—	(8)	(16)	—	(24)
Research and development expenses	—	—	(27)	(40)	—	(67)
Other (charges) gains, net	—	—	(8)	(195)	—	(203)
Foreign exchange gain (loss), net	—	—	—	7	—	7
Gain (loss) on disposition of businesses and assets, net	—	—	(9)	7	—	(2)
Operating profit (loss)	—	—	272	560	2	834
Equity in net earnings (loss) of affiliates	881	856	551	165	(2,271)	182
Non-operating pension and other postretirement employee benefit (expense) income	—	—	13	(33)	—	(20)
Interest expense	(29)	(39)	(127)	(37)	117	(115)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	63	49	11	(117)	6
Dividend income - equity investments	—	—	—	113	—	113
Other income (expense), net	—	(7)	1	(2)	—	(8)
Earnings (loss) from continuing operations before tax	852	869	759	777	(2,269)	988
Income tax (provision) benefit	—	12	23	(158)	(1)	(124)
Earnings (loss) from continuing operations	852	881	782	619	(2,270)	864
Earnings (loss) from operation of discontinued operations	—	—	(8)	—	—	(8)
Income tax (provision) benefit from discontinued operations	—	—	2	—	—	2
Earnings (loss) from discontinued operations	—	—	(6)	—	—	(6)
Net earnings (loss)	852	881	776	619	(2,270)	858
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net earnings (loss) attributable to Celanese Corporation	852	881	776	613	(2,270)	852

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,387	5,954	(1,186)	7,155
Cost of sales	—	—	(1,898)	(4,471)	1,186	(5,183)
Gross profit	—	—	489	1,483	—	1,972
Selling, general and administrative expenses	—	—	(213)	(333)	—	(546)
Amortization of intangible assets	—	—	(8)	(16)	—	(24)
Research and development expenses	—	—	(30)	(42)	—	(72)
Other (charges) gains, net	—	—	—	9	—	9
Foreign exchange gain (loss), net	—	(3)	—	3	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(10)	5	—	(5)
Operating profit (loss)	—	(3)	228	1,109	—	1,334
Equity in net earnings (loss) of affiliates	1,207	1,202	1,033	220	(3,429)	233
Non-operating pension and other postretirement employee benefit (expense) income	—	—	(28)	(34)	—	(62)
Interest expense	—	(30)	(118)	(33)	56	(125)
Refinancing expense	—	(1)	—	—	—	(1)
Interest income	—	45	7	10	(56)	6
Dividend income - equity investments	—	—	—	113	4	117
Other income (expense), net	—	5	1	3	(1)	8
Earnings (loss) from continuing operations before tax	1,207	1,218	1,123	1,388	(3,426)	1,510
Income tax (provision) benefit	—	(11)	(106)	(176)	1	(292)
Earnings (loss) from continuing operations	1,207	1,207	1,017	1,212	(3,425)	1,218
Earnings (loss) from operation of discontinued operations	—	—	3	(8)	—	(5)
Income tax (provision) benefit from discontinued operations	—	—	(1)	1	—	—
Earnings (loss) from discontinued operations	—	—	2	(7)	—	(5)
Net earnings (loss)	1,207	1,207	1,019	1,205	(3,425)	1,213
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net earnings (loss) attributable to Celanese Corporation	1,207	1,207	1,019	1,199	(3,425)	1,207

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	2,240	5,013	(1,113)	6,140
Cost of sales	—	—	(1,723)	(4,014)	1,108	(4,629)
Gross profit	—	—	517	999	(5)	1,511
Selling, general and administrative expenses	—	—	(189)	(307)	—	(496)
Amortization of intangible assets	—	—	(4)	(16)	—	(20)
Research and development expenses	—	—	(32)	(41)	—	(73)
Other (charges) gains, net	—	—	(6)	(53)	—	(59)
Foreign exchange gain (loss), net	—	—	—	(1)	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(8)	3	—	(5)
Operating profit (loss)	—	—	278	584	(5)	857
Equity in net earnings (loss) of affiliates	843	867	591	166	(2,284)	183
Non-operating pension and other postretirement employee benefit (expense) income	—	—	60	(16)	—	44
Interest expense	—	(20)	(104)	(30)	32	(122)
Interest income	—	25	4	5	(32)	2
Dividend income - equity investments	—	—	—	111	(3)	108
Other income (expense), net	—	(3)	2	4	—	3
Earnings (loss) from continuing operations before tax	843	869	831	824	(2,292)	1,075
Income tax (provision) benefit	—	(26)	(62)	(125)	—	(213)
Earnings (loss) from continuing operations	843	843	769	699	(2,292)	862
Earnings (loss) from operation of discontinued operations	—	—	(2)	(14)	—	(16)
Income tax (provision) benefit from discontinued operations	—	—	1	2	—	3
Earnings (loss) from discontinued operations	—	—	(1)	(12)	—	(13)
Net earnings (loss)	843	843	768	687	(2,292)	849
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Net earnings (loss) attributable to Celanese Corporation	843	843	768	681	(2,292)	843

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	852	881	776	619	(2,270)	858
Other comprehensive income (loss), net of tax
Foreign currency translation	(16)	(16)	(39)	(48)	103	(16)
Gain (loss) from cash flow hedges	(30)	(30)	(6)	(4)	40	(30)
Pension and postretirement benefits	(7)	(7)	(6)	(7)	20	(7)
Total other comprehensive income (loss), net of tax	(53)	(53)	(51)	(59)	163	(53)
Total comprehensive income (loss), net of tax	799	828	725	560	(2,107)	805
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Celanese Corporation	799	828	725	554	(2,107)	799

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	1,207	1,207	1,019	1,205	(3,425)	1,213
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	6	13	(19)	—
Foreign currency translation	(60)	(60)	(90)	(109)	259	(60)
Gain (loss) from cash flow hedges	(10)	(10)	(2)	(1)	13	(10)
Total other comprehensive income (loss), net of tax	(70)	(70)	(86)	(97)	253	(70)
Total comprehensive income (loss), net of tax	1,137	1,137	933	1,108	(3,172)	1,143
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Celanese Corporation	1,137	1,137	933	1,102	(3,172)	1,137

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	843	843	768	687	(2,292)	849
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1)	(1)	(1)	(1)	3	(1)
Foreign currency translation	174	174	226	268	(668)	174
Gain (loss) from cash flow hedges	(1)	(1)	(1)	(1)	3	(1)
Pension and postretirement benefits	9	9	7	10	(26)	9
Total other comprehensive income (loss), net of tax	181	181	231	276	(688)	181
Total comprehensive income (loss), net of tax	1,024	1,024	999	963	(2,980)	1,030
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Celanese Corporation	1,024	1,024	999	957	(2,980)	1,024

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	16	447	—	463
Trade receivables - third party and affiliates	—	—	122	851	(123)	850
Non-trade receivables, net	56	1,188	1,925	743	(3,581)	331
Inventories, net	—	—	360	725	(47)	1,038
Marketable securities	—	—	24	16	—	40
Other assets	—	36	11	38	(42)	43
Total current assets	56	1,224	2,458	2,820	(3,793)	2,765
Investments in affiliates	4,064	5,217	4,206	841	(13,353)	975
Property, plant and equipment, net	—	—	1,461	2,252	—	3,713
Operating lease right-of-use assets	—	—	50	153	—	203
Deferred income taxes	—	—	—	101	(5)	96
Other assets	—	1,661	195	445	(1,963)	338
Goodwill	—	—	399	675	—	1,074
Intangible assets, net	—	—	125	187	—	312
Total assets	4,120	8,102	8,894	7,474	(19,114)	9,476
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,596	374	1,089	385	(2,948)	496
Trade payables - third party and affiliates	17	—	333	553	(123)	780
Other liabilities	—	49	188	397	(173)	461
Income taxes payable	—	—	439	80	(502)	17
Total current liabilities	1,613	423	2,049	1,415	(3,746)	1,754
Noncurrent Liabilities
Long-term debt, net of unamortized deferred financing costs	—	3,565	1,677	101	(1,934)	3,409
Deferred income taxes	—	3	101	158	(5)	257
Uncertain tax positions	—	—	—	169	(4)	165
Benefit obligations	—	—	257	332	—	589
Operating lease liabilities	—	—	40	140	1	181
Other liabilities	—	47	93	118	(35)	223
Total noncurrent liabilities	—	3,615	2,168	1,018	(1,977)	4,824
Total Celanese Corporation stockholders' equity	2,507	4,064	4,677	4,650	(13,391)	2,507
Noncontrolling interests	—	—	—	391	—	391
Total equity	2,507	4,064	4,677	5,041	(13,391)	2,898
Total liabilities and equity	4,120	8,102	8,894	7,474	(19,114)	9,476

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET

	As of December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	30	409	—	439
Trade receivables - third party and affiliates	—	—	96	1,040	(119)	1,017
Non-trade receivables, net	40	551	797	697	(1,784)	301
Inventories, net	—	—	329	765	(48)	1,046
Marketable securities	—	—	31	—	—	31
Other assets	—	24	10	37	(31)	40
Total current assets	40	575	1,293	2,948	(1,982)	2,874
Investments in affiliates	3,503	4,820	4,678	855	(12,877)	979
Property, plant and equipment, net	—	—	1,289	2,430	—	3,719
Deferred income taxes	—	—	—	86	(2)	84
Other assets	—	1,658	142	461	(1,971)	290
Goodwill	—	—	399	658	—	1,057
Intangible assets, net	—	—	132	178	—	310
Total assets	3,543	7,053	7,933	7,616	(16,832)	9,313
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	544	333	465	258	(1,039)	561
Trade payables - third party and affiliates	13	1	342	583	(120)	819
Other liabilities	1	87	267	258	(270)	343
Income taxes payable	—	—	475	88	(507)	56
Total current liabilities	558	421	1,549	1,187	(1,936)	1,779
Noncurrent Liabilities
Long-term debt, net of unamortized deferred financing costs	—	3,104	1,679	127	(1,940)	2,970
Deferred income taxes	—	15	85	157	(2)	255
Uncertain tax positions	—	—	6	152	—	158
Benefit obligations	—	—	250	314	—	564
Other liabilities	1	10	99	138	(40)	208
Total noncurrent liabilities	1	3,129	2,119	888	(1,982)	4,155
Total Celanese Corporation stockholders' equity	2,984	3,503	4,265	5,146	(12,914)	2,984
Noncontrolling interests	—	—	—	395	—	395
Total equity	2,984	3,503	4,265	5,541	(12,914)	3,379
Total liabilities and equity	3,543	7,053	7,933	7,616	(16,832)	9,313

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	1,297	(42)	1,044	716	(1,561)	1,454
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(246)	(124)	—	(370)
Acquisitions, net of cash acquired	—	—	(31)	(60)	—	(91)
Proceeds from sale of businesses and assets, net	—	—	9	—	(8)	1
Return of capital from subsidiary	—	—	10	—	(10)	—
Contributions to subsidiary	—	—	(222)	(218)	440	—
Intercompany loan receipts (disbursements)	—	—	(536)	—	536	—
Purchases of marketable securities	—	—	—	(16)	—	(16)
Other, net	—	—	—	(25)	8	(17)
Net cash provided by (used in) investing activities	—	—	(1,016)	(443)	966	(493)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	160	17	(4)	74	247
Proceeds from short-term borrowings	—	—	—	727	(610)	117
Repayments of short-term borrowings	—	—	—	(91)	—	(91)
Proceeds from long-term debt	—	499	—	—	—	499
Repayments of long-term debt	—	(335)	(1)	(24)	—	(360)
Purchases of treasury stock, including related fees	(996)	—	—	—	—	(996)
Dividends to parent	—	(272)	(251)	(1,038)	1,561	—
Contributions from parent	—	—	218	222	(440)	—
Stock option exercises	(1)	—	—	—	—	(1)
Common stock dividends	(300)	—	—	—	—	(300)
Return of capital to parent	—	—	—	(10)	10	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(10)	—	(10)
Other, net	—	(10)	(25)	(5)	—	(40)
Net cash provided by (used in) financing activities	(1,297)	42	(42)	(233)	595	(935)
Exchange rate effects on cash and cash equivalents	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	—	—	(14)	38	—	24
Cash and cash equivalents as of beginning of period	—	—	30	409	—	439
Cash and cash equivalents as of end of period	—	—	16	447	—	463

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2018
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	1,085	560	259	833	(1,179)	1,558
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(225)	(112)	—	(337)
Acquisitions, net of cash acquired	—	—	(144)	—	—	(144)
Proceeds from sale of businesses and assets, net	—	—	—	13	—	13
Return of capital from subsidiary	—	—	233	—	(233)	—
Contributions to subsidiary	—	—	(25)	—	25	—
Intercompany loan receipts (disbursements)	—	(427)	(66)	(285)	778	—
Other, net	—	—	(8)	(31)	—	(39)
Net cash provided by (used in) investing activities	—	(427)	(235)	(415)	570	(507)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	61	18	(51)	(66)	(38)
Proceeds from short-term borrowings	—	—	—	51	—	51
Repayments of short-term borrowings	—	—	—	(78)	—	(78)
Proceeds from long-term debt	—	846	427	—	(712)	561
Repayments of long-term debt	—	(494)	(26)	(16)	—	(536)
Purchases of treasury stock, including related fees	(805)	—	—	—	—	(805)
Dividends to parent	—	(541)	(633)	(5)	1,179	—
Contributions from parent	—	—	—	25	(25)	—
Common stock dividends	(280)	—	—	—	—	(280)
Return of capital to parent	—	—	—	(233)	233	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(23)	—	(23)
Other, net	—	(5)	(10)	(2)	—	(17)
Net cash provided by (used in) financing activities	(1,085)	(133)	(224)	(332)	609	(1,165)
Exchange rate effects on cash and cash equivalents	—	—	—	(23)	—	(23)
Net increase (decrease) in cash and cash equivalents	—	—	(200)	63	—	(137)
Cash and cash equivalents as of beginning of period	—	—	230	346	—	576
Cash and cash equivalents as of end of period	—	—	30	409	—	439

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	740	868	425	593	(1,823)	803
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(176)	(91)	—	(267)
Acquisitions, net of cash acquired	—	(11)	(12)	(274)	28	(269)
Proceeds from sale of businesses and assets, net	—	—	9	20	(28)	1
Return of capital from subsidiary	—	16	241	—	(257)	—
Intercompany loan receipts (disbursements)	—	(530)	(25)	—	555	—
Other, net	—	—	(2)	(12)	—	(14)
Net cash provided by (used in) investing activities	—	(525)	35	(357)	298	(549)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	56	15	51	(11)	111
Proceeds from short-term borrowings	—	—	—	182	—	182
Repayments of short-term borrowings	—	—	—	(124)	—	(124)
Proceeds from long-term debt	—	351	530	14	(544)	351
Repayments of long-term debt	—	(6)	(2)	(69)	—	(77)
Purchases of treasury stock, including related fees	(500)	—	—	—	—	(500)
Dividends to parent	—	(741)	(802)	(280)	1,823	—
Stock option exercises	1	—	—	—	—	1
Common stock dividends	(241)	—	—	—	—	(241)
Return of capital to parent	—	—	—	(257)	257	—
(Distributions to) contributions from noncontrolling interests	—	—	—	(27)	—	(27)
Other, net	—	(3)	(22)	(2)	—	(27)
Net cash provided by (used in) financing activities	(740)	(343)	(281)	(512)	1,525	(351)
Exchange rate effects on cash and cash equivalents	—	—	—	35	—	35
Net increase (decrease) in cash and cash equivalents	—	—	179	(241)	—	(62)
Cash and cash equivalents as of beginning of period	—	—	51	587	—	638
Cash and cash equivalents as of end of period	—	—	230	346	—	576

30. Subsequent Events
On January 30, 2020, the Company signed a definitive agreement to acquire Nouryon's redispersible polymer powders business offered under the Elotex® brand, subject to regulatory approval. As part of the acquisition, the Company will acquire all of Nouryon's global production facilities for redispersible polymer powders across Europe and Asia, all products under the Elotex® portfolio, as well as all customer agreements, technology and commercial facilities globally. The acquisition will be funded from cash on hand or from borrowings under the Company's senior unsecured revolving credit facility. The acquired operations will be included in the Acetyl Chain segment. The Company expects the acquisition to close in the second quarter of 2020 and does not expect the acquisition to be material to the Company's 2020 financial position or results of operations.