Form 10-Q
period 2020-03-31
Celanese Corp
filed 2020-04-28
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2020
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

Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of April 21, 2020 was 118,228,898.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2020

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(In $ millions, except share and per share data)
Net sales	1,460	1,687
Cost of sales	(1,112)	(1,234)
Gross profit	348	453
Selling, general and administrative expenses	(125)	(120)
Amortization of intangible assets	(5)	(6)
Research and development expenses	(17)	(16)
Other (charges) gains, net	(6)	4
Foreign exchange gain (loss), net	(1)	5
Operating profit (loss)	194	320
Equity in net earnings (loss) of affiliates	57	50
Non-operating pension and other postretirement employee benefit (expense) income	28	17
Interest expense	(28)	(31)
Interest income	2	1
Dividend income - equity investments	37	32
Other income (expense), net	2	(4)
Earnings (loss) from continuing operations before tax	292	385
Income tax (provision) benefit	(65)	(46)
Earnings (loss) from continuing operations	227	339
Earnings (loss) from operation of discontinued operations	(7)	(1)
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	(7)	(1)
Net earnings (loss)	220	338
Net (earnings) loss attributable to noncontrolling interests	(2)	(1)
Net earnings (loss) attributable to Celanese Corporation	218	337
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	225	338
Earnings (loss) from discontinued operations	(7)	(1)
Net earnings (loss)	218	337
Earnings (loss) per common share - basic
Continuing operations	1.89	2.65
Discontinued operations	(0.06)	(0.01)
Net earnings (loss) - basic	1.83	2.64
Earnings (loss) per common share - diluted
Continuing operations	1.88	2.64
Discontinued operations	(0.06)	(0.01)
Net earnings (loss) - diluted	1.82	2.63
Weighted average shares - basic	119,251,689	127,542,328
Weighted average shares - diluted	119,899,844	128,215,700
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2020	2019
	(In $ millions)
Net earnings (loss)	220	338
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(2)	7
Gain (loss) on cash flow hedges	(39)	(3)
Total other comprehensive income (loss), net of tax	(41)	4
Total comprehensive income (loss), net of tax	179	342
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(1)
Comprehensive income (loss) attributable to Celanese Corporation	177	341

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2020	As of December 31, 2019
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2020: $37; 2019: $57)	570	463
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2020: $10; 2019: $9; variable interest entity restricted - 2020: $4; 2019: $6)	853	850
Non-trade receivables, net	307	331
Inventories	1,036	1,038
Marketable securities	38	40
Other assets	51	43
Total current assets	2,855	2,765
Investments in affiliates	981	975
Property, plant and equipment (net of accumulated depreciation - 2020: $3,001; 2019: $2,957; variable interest entity restricted - 2020: $619; 2019: $622)	3,678	3,713
Operating lease right-of-use assets	201	203
Deferred income taxes	91	96
Other assets (variable interest entity restricted - 2020: $17; 2019: $9)	381	338
Goodwill	1,056	1,074
Intangible assets (variable interest entity restricted - 2020: $22; 2019: $22)	302	312
Total assets	9,545	9,476
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	749	496
Trade payables - third party and affiliates	724	780
Other liabilities	422	461
Income taxes payable	33	17
Total current liabilities	1,928	1,754
Long-term debt, net of unamortized deferred financing costs	3,356	3,409
Deferred income taxes	258	257
Uncertain tax positions	161	165
Benefit obligations	568	589
Operating lease liabilities	175	181
Other liabilities	263	223
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2020 and 2019: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2020: 169,356,294 issued and 118,228,898 outstanding; 2019: 168,973,172 issued and 119,555,207 outstanding)	—	—
Treasury stock, at cost (2020: 51,127,396 shares; 2019: 49,417,965 shares)	(3,996)	(3,846)
Additional paid-in capital	242	254
Retained earnings	6,543	6,399
Accumulated other comprehensive income (loss), net	(341)	(300)
Total Celanese Corporation stockholders' equity	2,448	2,507
Noncontrolling interests	388	391
Total equity	2,836	2,898
Total liabilities and equity	9,545	9,476

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	119,555,207	—	128,095,849	—
Stock option exercises	—	—	9,937	—
Purchases of treasury stock	(1,709,431)	—	(1,972,291)	—
Stock awards	383,122	—	478,997	—
Balance as of the end of the period	118,228,898	—	126,612,492	—
Treasury Stock
Balance as of the beginning of the period	49,417,965	(3,846)	40,323,105	(2,849)
Purchases of treasury stock, including related fees	1,709,431	(150)	1,972,291	(200)
Issuance of treasury stock under stock plans	—	—	(9,937)	1
Balance as of the end of the period	51,127,396	(3,996)	42,285,459	(3,048)
Additional Paid-In Capital
Balance as of the beginning of the period		254		233
Stock-based compensation, net of tax		(12)		(8)
Stock option exercises, net of tax		—		(1)
Balance as of the end of the period		242		224
Retained Earnings
Balance as of the beginning of the period		6,399		5,847
Net earnings (loss) attributable to Celanese Corporation		218		337
Common stock dividends		(74)		(70)
Balance as of the end of the period		6,543		6,114
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(300)		(247)
Other comprehensive income (loss), net of tax		(41)		4
Balance as of the end of the period		(341)		(243)
Total Celanese Corporation stockholders' equity		2,448		3,047
Noncontrolling Interests
Balance as of the beginning of the period		391		395
Net earnings (loss) attributable to noncontrolling interests		2		1
Distributions to noncontrolling interests		(5)		(4)
Balance as of the end of the period		388		392
Total equity		2,836		3,439

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In $ millions)
Operating Activities
Net earnings (loss)	220	338
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	4	—
Depreciation, amortization and accretion	86	84
Pension and postretirement net periodic benefit cost	(25)	(15)
Pension and postretirement contributions	(12)	(12)
Deferred income taxes, net	(7)	(5)
Stock-based compensation	10	14
Undistributed earnings in unconsolidated affiliates	(11)	21
Other, net	4	6
Operating cash provided by (used in) discontinued operations	5	—
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(11)	6
Inventories	(11)	40
Other assets	42	(23)
Trade payables - third party and affiliates	1	(81)
Other liabilities	(36)	(66)
Net cash provided by (used in) operating activities	259	307
Investing Activities
Capital expenditures on property, plant and equipment	(119)	(79)
Acquisitions, net of cash acquired	—	(91)
Other, net	(9)	(7)
Net cash provided by (used in) investing activities	(128)	(177)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(39)	197
Proceeds from short-term borrowings	300	—
Repayments of short-term borrowings	—	(12)
Repayments of long-term debt	(9)	(7)
Purchases of treasury stock, including related fees	(167)	(212)
Common stock dividends	(74)	(70)
Distributions to noncontrolling interests	(5)	(4)
Other, net	(22)	(22)
Net cash provided by (used in) financing activities	(16)	(130)
Exchange rate effects on cash and cash equivalents	(8)	2
Net increase (decrease) in cash and cash equivalents	107	2
Cash and cash equivalents as of beginning of period	463	439
Cash and cash equivalents as of end of period	570	441

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2020 and 2019 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2019, filed on February 6, 2020 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year.
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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.
The new guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.
		March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact of adoption on its financial statements and related disclosures.

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

3. Ventures and Variable Interest Entities
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Cash and cash equivalents	37	57
Trade receivables, net - third party and affiliates	7	12
Non-trade receivables, net	2	—
Property, plant and equipment (net of accumulated depreciation - 2020: $185; 2019: $174)	619	622
Other assets	17	9
Intangible assets (net of accumulated amortization - 2020: $4; 2019: $4)	22	22
Total assets(1)	704	722

Trade payables	8	24
Other liabilities(2)	9	5
Total debt	3	4
Deferred income taxes	4	4
Total liabilities	24	37
______________________________

(1)	Joint venture assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of March 31, 2020, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Property, plant and equipment, net	28	31

Trade payables	29	30
Current installments of long-term debt	16	16
Long-term debt	36	41
Total liabilities	81	87

Maximum exposure to loss	104	113

The difference between the total liabilities associated with obligations to nonconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 16).

4. Inventories

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Finished goods	720	718
Work-in-process	72	76
Raw materials and supplies	244	244
Total	1,036	1,038

5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2019	727	148	199	1,074
Exchange rate changes	(13)	(1)	(4)	(18)
As of March 31, 2020(1)	714	147	195	1,056
______________________________

(1)	There were $0 million of accumulated impairment losses as of March 31, 2020.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2019	42	667	44	56	809
Exchange rate changes	(1)	(12)	—	—	(13)
As of March 31, 2020	41	655	44	56	796
Accumulated Amortization
As of December 31, 2019	(35)	(504)	(35)	(38)	(612)
Amortization	—	(4)	(1)	—	(5)
Exchange rate changes	1	9	—	—	10
As of March 31, 2020	(34)	(499)	(36)	(38)	(607)
Net book value	7	156	8	18	189

Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2019	115
Exchange rate changes	(2)
As of March 31, 2020	113

During the three months ended March 31, 2020, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2021	20
2022	19
2023	17
2024	16
2025	16

6. Current Other Liabilities

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Asset retirement obligations	4	6
Benefit obligations (Note 9)	28	28
Customer rebates	35	63
Derivatives (Note 14)	8	8
Environmental (Note 10)	19	12
Insurance	5	6
Interest	25	29
Legal (Note 16)	94	105
Operating leases	29	29
Restructuring (Note 12)	13	13
Salaries and benefits	72	89
Sales and use tax/foreign withholding tax payable	58	35
Other	32	38
Total	422	461

7. Noncurrent Other Liabilities

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Asset retirement obligations	14	13
Deferred proceeds	42	43
Deferred revenue (Note 18)	6	6
Derivatives (Note 14)	94	50
Environmental (Note 10)	45	49
Insurance	36	34
Other	26	28
Total	263	223

8. Debt

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	26	28
Short-term borrowings, including amounts due to affiliates(1)	361	81
Revolving credit facility(2)	247	272
Accounts receivable securitization facility(3)	115	115
Total	749	496
______________________________

(1)
The weighted average interest rate was 1.8% and 2.3% as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company entered into an aggregate of $300 million in short-term, bilateral term loans.

(2)	The weighted average interest rate was 1.3% and 1.6% as of March 31, 2020 and December 31, 2019, respectively.

(3)	The weighted average interest rate was 2.3% and 2.4% as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	821	841
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	329	337
Senior unsecured notes due 2027, interest rate of 2.125%	544	558
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	167	167
Bank loans due at various dates through 2026(1)	8	9
Obligations under finance leases due at various dates through 2054	132	144
Subtotal	3,400	3,455
Unamortized debt issuance costs(2)	(18)	(18)
Current installments of long-term debt	(26)	(28)
Total	3,356	3,409
______________________________

(1)	The weighted average interest rate was 1.3% and 1.3% as of March 31, 2020 and December 31, 2019, respectively.

(2)	Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
The Company has a senior credit agreement (the "Credit Agreement") consisting of a $1.25 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2024. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries ("the Subsidiary Guarantors").

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of March 31, 2020
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	247
Letters of credit issued	—
Available for borrowing(2)	1,003
______________________________

(1)	The Company borrowed $355 million and repaid $373 million under its senior unsecured revolving credit facility during the three months ended March 31, 2020.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.25% above LIBOR or EURIBOR at current Company credit ratings.
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
Accounts Receivable Securitization Facility
The Company has a US accounts receivable securitization facility involving receivables of certain of its domestic subsidiaries of the Company transferred to a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company ("SPE"). The securitization facility, which permits cash borrowings and letters of credit, expires in July 2020. All of the SPE's assets have been pledged to the administrative agent in support of the SPE's obligations under the facility.
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of March 31, 2020
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding	115
Letters of credit issued	—
Available for borrowing	5
Total borrowing base	120

Maximum borrowing base(1)	120
______________________________

(1)	Outstanding accounts receivable transferred to the SPE was $171 million.

Other Financing Arrangements
The Company has a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $69 million and $257 million of accounts receivable under this factoring agreement as of March 31, 2020 and December 31, 2019, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2020.
9. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2020		2019
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	2	—
Interest cost	21	1	29	—
Expected return on plan assets	(50)	—	(46)	—
Total	(26)	1	(15)	—

Benefit obligation funding is as follows:

	As of March 31, 2020	Total Expected 2020
	(In $ millions)
Cash contributions to defined benefit pension plans	6	23
Benefit payments to nonqualified pension plans	5	20
Benefit payments to other postretirement benefit plans	1	5
Cash contributions to German multiemployer defined benefit pension plans(1)	2	8
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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

The components of environmental remediation liabilities are as follows:

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Demerger obligations (Note 16)	28	23
Divestiture obligations (Note 16)	11	12
Active sites	12	13
US Superfund sites	11	11
Other environmental remediation liabilities	2	2
Total	64	61

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

The Company declared a quarterly cash dividend of $0.62 per share on its Common Stock on April 15, 2020, amounting to $73 million. The cash dividend will be paid on May 7, 2020 to holders of record as of April 27, 2020.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2020
	2020	2019
Shares repurchased	1,709,431	1,972,291	58,588,409
Average purchase price per share	$87.87	$101.41	$73.44
Shares repurchased (in $ millions)	$150	$200	$4,303
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$—	$—	$5,366

The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.

Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	10	(12)	(2)	13	(6)	7
Gain (loss) on cash flow hedges	(51)	12	(39)	(3)	—	(3)
Total	(41)	—	(41)	10	(6)	4

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretirement Benefits Gain (Loss) (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2019	(252)	(38)	(10)	(300)
Other comprehensive income (loss) before reclassifications	10	(51)	—	(41)
Income tax (provision) benefit	(12)	12	—	—
As of March 31, 2020	(254)	(77)	(10)	(341)

12. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2020	2019
	(In $ millions)
Restructuring	(6)	1
Asset impairments	(4)	—
Plant/office closures	(1)	(1)
Commercial disputes	5	4
Total	(6)	4

During the three months ended March 31, 2020, the Company recorded $6 million of employee termination benefits primarily related to Company-wide business optimization projects.
During the three months ended March 31, 2020, the Company recorded a $4 million long-lived asset impairment loss related to the closure of its manufacturing operations in Lebanon, Tennessee. The long-lived asset impairment loss was measured at the date of impairment to write-down the related property, plant and equipment and was included in the Company's Engineered Materials segment.
During the three months ended March 31, 2020, the Company recorded a $5 million gain within commercial disputes related to the receipt of a settlement claim from a previous acquisition that was included within the Company's Engineered Materials segment. During the three months ended March 31, 2019, the Company recorded a $15 million gain within commercial disputes related to a settlement from a previous acquisition that was included within the Company's Engineered Materials segment. The Company also recorded an $11 million loss within commercial disputes related to a settlement with a former third-party customer, which was included within the Company's Other Activities segment.

The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2019	5	3	—	5	13
Additions	1	—	—	5	6
Cash payments	(2)	(2)	—	(2)	(6)
As of March 31, 2020	4	1	—	8	13

13. Income Taxes

	Three Months Ended March 31,
	2020	2019
	(In percentages)
Effective income tax rate	22	12

The higher effective income tax rate for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the impact of functional currency differences in offshore jurisdictions and changes in the jurisdictional mix of earnings.
Due to the Tax Cuts and Jobs Act ("TCJA") and uncertainty as to future foreign source income, the Company previously recorded a valuation allowance on a substantial portion of its foreign tax credits. The Company is currently evaluating tax planning strategies that would allow utilization of the Company's foreign tax credit carryforwards. Implementation of these strategies in future periods could reduce the level of valuation allowance that is needed, thereby decreasing the Company's effective tax rate.
The US Treasury issued additional final and proposed guidance supplementing the TCJA provisions in 2019, which the Company does not expect to have a material impact on current or future income tax expense. As a result, the Company will continue to monitor its expected impacts on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period that the guidance is finalized.
In response to the global pandemic related to the outbreak of a novel coronavirus ("COVID-19"), various global taxing authorities passed or are considering relief initiatives to aid tax payers from an effective tax rate or cash flow perspective. For example, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in the US in response to the global pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The Company does not currently expect the CARES Act to have a material impact on its tax expense. In Germany, taxpayers are allowed to apply for a deferral of corporate income tax payments for 2020. The Company will continue to monitor global legislative and regulatory developments related to COVID-19 and will record the associated tax impacts as discrete events in the periods that guidance is finalized or the Company is able to estimate an impact.
The Company's 2013 through 2015 tax years are under joint examination by the US, German and Dutch taxing authorities. The examinations are in the preliminary data gathering phase.

14. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of March 31, 2020	As of December 31, 2019
	(In € millions)
Total	1,578	1,578

Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Total	400	400

Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Total	575	692

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2020	2019	2020	2019
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	—	10	—	2	Cost of sales
Interest rate swaps	(51)	(11)	—	—	Interest expense
Total	(51)	(1)	—	2

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	37	39	—	—	N/A
Cross-currency swaps	30	—	—	—	N/A
Total	67	39	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	19	(3)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	19	(3)

See Note 15 for additional information regarding the fair value of the Company's derivative instruments.
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Derivative Assets
Gross amount recognized	55	16
Gross amount offset in the consolidated balance sheets	8	1
Net amount presented in the consolidated balance sheets	47	15
Gross amount not offset in the consolidated balance sheets	2	8
Net amount	45	7

	As of March 31, 2020	As of December 31, 2019
	(In $ millions)
Derivative Liabilities
Gross amount recognized	110	59
Gross amount offset in the consolidated balance sheets	8	1
Net amount presented in the consolidated balance sheets	102	58
Gross amount not offset in the consolidated balance sheets	2	8
Net amount	100	50

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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of March 31, 2020
Designated as Net Investment Hedges
Cross-currency swaps	—	14	14	Current Other assets
Cross-currency swaps	—	26	26	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	7	7	Current Other assets
Total assets	—	47	47
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(91)	(91)	Noncurrent Other liabilities
Commodity swaps	—	(4)	(4)	Current Other liabilities
Commodity swaps	—	(3)	(3)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(102)	(102)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2019
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	13	13	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	15	15
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(40)	(40)	Noncurrent Other liabilities
Commodity swaps	—	(4)	(4)	Current Other liabilities
Commodity swaps	—	(3)	(3)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(1)	(1)	Current Other liabilities
Cross-currency swaps	—	(7)	(7)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(58)	(58)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2020
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	36	36	—	36
Long-term debt, including current installments of long-term debt	3,400	3,180	132	3,312
As of December 31, 2019
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	35	35	—	35
Long-term debt, including current installments of long-term debt	3,455	3,456	144	3,600
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

As of March 31, 2020, and December 31, 2019, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2020 are $93 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to significant risk (Note 10).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of March 31, 2020. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.

Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2020, the Company had unconditional purchase obligations of $1.1 billion, which extend through 2036.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust or competition compliance, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe the outcomes from these matters would be material to the Company's results of operations, cash flows or financial position.
European Commission Investigation
In May 2017, the Company learned that the European Commission opened a competition law investigation involving certain subsidiaries of the Company with respect to certain past ethylene purchases. Based on information learned from the European Commission regarding its investigation, Celanese recorded a reserve of $89 million in 2019. The Company is continuing to cooperate with the European Commission.

17. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended March 31, 2020
Net sales	563	129	799	—	(31)	(1)	1,460
Other (charges) gains, net (Note 12)	—	(1)	—	(5)	—		(6)
Operating profit (loss)	102	27	135	(70)	—		194
Equity in net earnings (loss) of affiliates	53	—	1	3	—		57
Depreciation and amortization	34	8	39	4	—		85
Capital expenditures	24	10	43	9	—		86	(2)
	As of March 31, 2020
Goodwill and intangible assets, net	977	152	229	—	—		1,358
Total assets	4,112	947	3,457	1,029	—		9,545
	Three Months Ended March 31, 2019
Net sales	663	166	889	—	(31)	(1)	1,687
Other (charges) gains, net (Note 12)	15	—	—	(11)	—		4
Operating profit (loss)	144	40	202	(66)	—		320
Equity in net earnings (loss) of affiliates	46	—	1	3	—		50
Depreciation and amortization	32	10	38	3	—		83
Capital expenditures	16	8	26	4	—		54	(2)
	As of December 31, 2019
Goodwill and intangible assets, net	999	153	234	—	—		1,386
Total assets	4,125	977	3,489	885	—		9,476
______________________________

(1)	Includes intersegment sales primarily related to the Acetyl Chain.

(2)	Includes a decrease in accrued capital expenditures of $33 million and $25 million for the three months ended March 31, 2020 and 2019, respectively.
18. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of March 31, 2020, the Company had $662 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $156 million of its remaining performance obligations as Net sales in 2020, $185 million in 2021, $115 million in 2022 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 7).
The Company does not have any material contract assets as of March 31, 2020.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2020	2019
	(In $ millions)
Engineered Materials
North America	162	196
Europe and Africa	260	302
Asia-Pacific	123	148
South America	18	17
Total	563	663

Acetate Tow
North America	21	34
Europe and Africa	71	63
Asia-Pacific	32	60
South America	5	9
Total	129	166

Acetyl Chain
North America	274	286
Europe and Africa	266	294
Asia-Pacific	207	256
South America	21	22
Total(1)	768	858
______________________________

(1)	Excludes intersegment sales of $31 million and $31 million for the three months ended March 31, 2020 and 2019, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2020	2019
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	225	338
Earnings (loss) from discontinued operations	(7)	(1)
Net earnings (loss)	218	337

Weighted average shares - basic	119,251,689	127,542,328
Incremental shares attributable to equity awards(1)	648,155	673,372
Weighted average shares - diluted	119,899,844	128,215,700
______________________________

(1)	Excludes 63,384 and 0 equity awards shares for the three months ended March 31, 2020 and 2019, respectively, as their effect would have been antidilutive.
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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the three months ended March 31, 2020 and 2019 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	560	1,203	(303)	1,460
Cost of sales	—	—	(460)	(946)	294	(1,112)
Gross profit	—	—	100	257	(9)	348
Selling, general and administrative expenses	—	—	(54)	(71)	—	(125)
Amortization of intangible assets	—	—	(2)	(3)	—	(5)
Research and development expenses	—	—	(7)	(10)	—	(17)
Other (charges) gains, net	—	—	(8)	2	—	(6)
Foreign exchange gain (loss), net	—	—	(1)	—	—	(1)
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	2	—	—
Operating profit (loss)	—	—	26	177	(9)	194
Equity in net earnings (loss) of affiliates	226	222	188	51	(630)	57
Non-operating pension and other postretirement employee benefit (expense) income	—	—	25	3	—	28
Interest expense	(8)	(9)	(30)	(5)	24	(28)
Interest income	—	13	10	4	(25)	2
Dividend income - equity investments	—	—	—	36	1	37
Other income (expense), net	—	8	1	(7)	—	2
Earnings (loss) from continuing operations before tax	218	234	220	259	(639)	292
Income tax (provision) benefit	—	(8)	5	(63)	1	(65)
Earnings (loss) from continuing operations	218	226	225	196	(638)	227
Earnings (loss) from operation of discontinued operations	—	—	—	(7)	—	(7)
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	—	(7)	—	(7)
Net earnings (loss)	218	226	225	189	(638)	220
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	218	226	225	187	(638)	218

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	624	1,373	(310)	1,687
Cost of sales	—	—	(458)	(1,077)	301	(1,234)
Gross profit	—	—	166	296	(9)	453
Selling, general and administrative expenses	—	—	(40)	(80)	—	(120)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(6)	(10)	—	(16)
Other (charges) gains, net	—	—	—	4	—	4
Foreign exchange gain (loss), net	—	—	—	5	—	5
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	2	—	—
Operating profit (loss)	—	—	116	213	(9)	320
Equity in net earnings (loss) of affiliates	337	337	217	43	(884)	50
Non-operating pension and other postretirement employee benefit (expense) income	—	—	15	2	—	17
Interest expense	—	(10)	(31)	(7)	17	(31)
Interest income	—	13	2	3	(17)	1
Dividend income - equity investments	—	—	—	32	—	32
Other income (expense), net	—	1	—	(5)	—	(4)
Earnings (loss) from continuing operations before tax	337	341	319	281	(893)	385
Income tax (provision) benefit	—	(4)	(7)	(36)	1	(46)
Earnings (loss) from continuing operations	337	337	312	245	(892)	339
Earnings (loss) from operation of discontinued operations	—	—	(1)	—	—	(1)
Income tax (provision) benefit from discontinued operations	—	—	—	—	—	—
Earnings (loss) from discontinued operations	—	—	(1)	—	—	(1)
Net earnings (loss)	337	337	311	245	(892)	338
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	337	337	311	244	(892)	337

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	218	226	225	189	(638)	220
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(2)	(2)	(44)	(54)	100	(2)
Gain (loss) on cash flow hedges	(39)	(39)	(1)	—	40	(39)
Total other comprehensive income (loss), net of tax	(41)	(41)	(45)	(54)	140	(41)
Total comprehensive income (loss), net of tax	177	185	180	135	(498)	179
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	177	185	180	133	(498)	177

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	337	337	311	245	(892)	338
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	7	7	(18)	(24)	35	7
Gain (loss) on cash flow hedges	(3)	(3)	6	8	(11)	(3)
Total other comprehensive income (loss), net of tax	4	4	(12)	(16)	24	4
Total comprehensive income (loss), net of tax	341	341	299	229	(868)	342
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	341	341	299	228	(868)	341

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of March 31, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	20	21	529	—	570
Trade receivables - third party and affiliates	—	—	131	866	(144)	853
Non-trade receivables, net	57	1,521	2,136	786	(4,193)	307
Inventories, net	—	—	366	725	(55)	1,036
Marketable securities	—	—	22	16	—	38
Other assets	—	43	14	55	(61)	51
Total current assets	57	1,584	2,690	2,977	(4,453)	2,855
Investments in affiliates	4,236	5,375	4,316	851	(13,797)	981
Property, plant and equipment, net	—	—	1,476	2,202	—	3,678
Operating lease right-of-use assets	—	—	51	150	—	201
Deferred income taxes	—	—	—	96	(5)	91
Other assets	—	1,683	224	435	(1,961)	381
Goodwill	—	—	399	657	—	1,056
Intangible assets, net	—	—	123	179	—	302
Total assets	4,293	8,642	9,279	7,547	(20,216)	9,545
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,845	720	1,384	361	(3,561)	749
Trade payables - third party and affiliates	—	—	299	569	(144)	724
Other liabilities	—	70	162	383	(193)	422
Income taxes payable	—	—	436	97	(500)	33
Total current liabilities	1,845	790	2,281	1,410	(4,398)	1,928
Noncurrent Liabilities
Long-term debt	—	3,516	1,677	90	(1,927)	3,356
Deferred income taxes	—	7	101	155	(5)	258
Uncertain tax positions	—	2	—	169	(10)	161
Benefit obligations	—	—	252	316	—	568
Operating lease liabilities	—	—	41	134	—	175
Other liabilities	—	91	90	115	(33)	263
Total noncurrent liabilities	—	3,616	2,161	979	(1,975)	4,781
Total Celanese Corporation stockholders' equity	2,448	4,236	4,837	4,770	(13,843)	2,448
Noncontrolling interests	—	—	—	388	—	388
Total equity	2,448	4,236	4,837	5,158	(13,843)	2,836
Total liabilities and equity	4,293	8,642	9,279	7,547	(20,216)	9,545

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	16	447	—	463
Trade receivables - third party and affiliates	—	—	122	851	(123)	850
Non-trade receivables, net	56	1,188	1,925	743	(3,581)	331
Inventories, net	—	—	360	725	(47)	1,038
Marketable securities	—	—	24	16	—	40
Other assets	—	36	11	38	(42)	43
Total current assets	56	1,224	2,458	2,820	(3,793)	2,765
Investments in affiliates	4,064	5,217	4,206	841	(13,353)	975
Property, plant and equipment, net	—	—	1,461	2,252	—	3,713
Operating lease right-of-use assets	—	—	50	153	—	203
Deferred income taxes	—	—	—	101	(5)	96
Other assets	—	1,661	195	445	(1,963)	338
Goodwill	—	—	399	675	—	1,074
Intangible assets, net	—	—	125	187	—	312
Total assets	4,120	8,102	8,894	7,474	(19,114)	9,476
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,596	374	1,089	385	(2,948)	496
Trade payables - third party and affiliates	17	—	333	553	(123)	780
Other liabilities	—	49	188	397	(173)	461
Income taxes payable	—	—	439	80	(502)	17
Total current liabilities	1,613	423	2,049	1,415	(3,746)	1,754
Noncurrent Liabilities
Long-term debt	—	3,565	1,677	101	(1,934)	3,409
Deferred income taxes	—	3	101	158	(5)	257
Uncertain tax positions	—	—	—	169	(4)	165
Benefit obligations	—	—	257	332	—	589
Operating lease liabilities	—	—	40	140	1	181
Other liabilities	—	47	93	118	(35)	223
Total noncurrent liabilities	—	3,615	2,168	1,018	(1,977)	4,824
Total Celanese Corporation stockholders' equity	2,507	4,064	4,677	4,650	(13,391)	2,507
Noncontrolling interests	—	—	—	391	—	391
Total equity	2,507	4,064	4,677	5,041	(13,391)	2,898
Total liabilities and equity	4,120	8,102	8,894	7,474	(19,114)	9,476

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	241	(280)	129	169	—	259
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(69)	(50)	—	(119)
Return of capital from subsidiary	—	—	5	—	(5)	—
Intercompany loan receipts (disbursements)	—	—	(19)	—	19	—
Other, net	—	—	—	(9)	—	(9)
Net cash provided by (used in) investing activities	—	—	(83)	(59)	14	(128)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	—	(20)	—	(19)	(39)
Proceeds from short-term borrowings	—	300	—	—	—	300
Repayments of long-term debt	—	—	(1)	(8)	—	(9)
Purchases of treasury stock, including related fees	(167)	—	—	—	—	(167)
Common stock dividends	(74)	—	—	—	—	(74)
Return of capital to parent	—	—	—	(5)	5	—
Distributions to noncontrolling interests	—	—	—	(5)	—	(5)
Other, net	—	—	(20)	(2)	—	(22)
Net cash provided by (used in) financing activities	(241)	300	(41)	(20)	(14)	(16)
Exchange rate effects on cash and cash equivalents	—	—	—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents	—	20	5	82	—	107
Cash and cash equivalents as of beginning of period	—	—	16	447	—	463
Cash and cash equivalents as of end of period	—	20	21	529	—	570

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	282	26	1,032	528	(1,561)	307
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(42)	(37)	—	(79)
Acquisitions, net of cash acquired	—	—	(31)	(60)	—	(91)
Return of capital from subsidiary	—	—	4	—	(4)	—
Intercompany loan receipts (disbursements)	—	—	(646)	—	646	—
Other, net	—	—	2	(9)	—	(7)
Net cash provided by (used in) investing activities	—	—	(713)	(106)	642	(177)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	246	(9)	(4)	(36)	197
Proceeds from short-term borrowings	—	—	—	610	(610)	—
Repayments of short-term borrowings	—	—	—	(12)	—	(12)
Repayments of long-term debt	—	—	—	(7)	—	(7)
Purchases of treasury stock, including related fees	(212)	—	—	—	—	(212)
Dividends to parent	—	(272)	(251)	(1,038)	1,561	—
Common stock dividends	(70)	—	—	—	—	(70)
Return of capital to parent	—	—	—	(4)	4	—
Distributions to noncontrolling interests	—	—	—	(4)	—	(4)
Other, net	—	—	(20)	(2)	—	(22)
Net cash provided by (used in) financing activities	(282)	(26)	(280)	(461)	919	(130)
Exchange rate effects on cash and cash equivalents	—	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	—	—	39	(37)	—	2
Cash and cash equivalents as of beginning of period	—	—	30	409	—	439
Cash and cash equivalents as of end of period	—	—	69	372	—	441

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2019 filed on February 6, 2020 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2019 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2019 Form 10-K.
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
COVID-19 Update
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which continues to spread throughout the world, creating a dynamic and challenging situation worldwide. COVID-19 originated in China and has spread to other countries where we have offices and production facilities as well as customers and suppliers. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health safety measures.
Our employees' health and well-being continue to be of vital importance. We have implemented contingency planning, and employees who can work remotely are doing so from their homes. For employees who are considered essential and are working in plants, we have implemented government recommended protocols and best practices related to social distancing and best hygiene practices, including the use of additional personal protective equipment, where appropriate. We have a global crisis team in place monitoring the rapidly evolving situation and recommending risk mitigation actions, including the implementation of travel restrictions. Our presence in China provided us with an advance view of how COVID-19 scenarios can unfold as well as the importance of taking early action.
We operate within a geographically-balanced global footprint and have the ability to utilize different production and distribution strategies depending on the business and product to satisfy customer demands. We continue to pursue our existing operational strategy. Since our industry is considered essential by the local government in the majority of the areas we operate, most of our plants continue to be operational, and we have been able to maintain a largely consistent supply chain. However, as customer demand has weakened, we have temporarily reduced run rates at certain of our plants to reduce costs and inventory levels. During the three months ended March 31, 2020, the effects of COVID-19 and related actions to control its spread had a negative impact on our operating results, primarily in the Acetyl Chain segment, as discussed in more detail in the individual reporting segment sections below. We expect the declines in consumer demand, particularly in the Western Hemisphere, to work through the relevant value chains in the second fiscal quarter of 2020. In Engineered Materials, our most impacted end markets reflect a significant decrease in big-ticket discretionary spending among consumers for items such as automobiles, electronics and appliances. Other application areas including food and beverage, medical, pharma and 5G infrastructure are more resilient. In the Acetyl Chain, we benefit from a highly diversified set of end-uses with less exposure, relative to others in the industry, to end markets that are more acutely impacted by COVID-19, like automotive. At the same time, we see resiliency and even growth in some applications including water bottles, packaging, hygiene products, disinfectants, pharma and cigarettes. However, the historically low acetic acid pricing, along with the recent developments with global oil markets, continue to present a deflationary environment for the Acetyl Chain business. We anticipate that our operations will continue to be negatively impacted through at least our second fiscal quarter of 2020, as the economies in which we operate hopefully begin to recover from COVID-19. We currently anticipate that customer demand and our results of our operations should begin to normalize in the second half of fiscal 2020, absent a similar resurgence of COVID-19. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted. For further information regarding the impact COVID-19 could have on our business, financial condition and results of operations, see Part II - Item 1A. Risk Factors.
Risk Factors
See Part I - Item 1A. Risk Factors of our 2019 Form 10-K and subsequent periodic filings we make with the SEC for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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
Many of these factors are macroeconomic in nature and are, therefore, beyond our control. In addition, COVID-19 and responses to the pandemic by governments and businesses, have significantly increased financial and economic volatility and uncertainty, exacerbating the risks and potential impact of these factors. Should one or more of these risks or uncertainties materialize, affect us in ways or to an extent that we currently do not expect or consider to be significant, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of their dates.
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

Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2020	2019	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,460	1,687	(227)
Gross profit	348	453	(105)
Selling, general and administrative ("SG&A") expenses	(125)	(120)	(5)
Other (charges) gains, net	(6)	4	(10)
Operating profit (loss)	194	320	(126)
Equity in net earnings (loss) of affiliates	57	50	7
Non-operating pension and other postretirement employee benefit (expense) income	28	17	11
Interest expense	(28)	(31)	3
Dividend income - equity investments	37	32	5
Earnings (loss) from continuing operations before tax	292	385	(93)
Earnings (loss) from continuing operations	227	339	(112)
Earnings (loss) from discontinued operations	(7)	(1)	(6)
Net earnings (loss)	220	338	(118)
Net earnings (loss) attributable to Celanese Corporation	218	337	(119)
Other Data
Depreciation and amortization	85	83	2
SG&A expenses as a percentage of Net sales	8.6%	7.1%
Operating margin(1)	13.3%	19.0%
Other (charges) gains, net
Restructuring	(6)	1	(7)
Asset impairments	(4)	—	(4)
Plant/office closures	(1)	(1)	—
Commercial disputes	5	4	1
Total Other (charges) gains, net	(6)	4	(10)
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2020	As of December 31, 2019
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	570	463

Short-term borrowings and current installments of long-term debt - third party and affiliates	749	496
Long-term debt, net of unamortized deferred financing costs	3,356	3,409
Total debt	4,105	3,905

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(9)	(5)	(1)	—	(15)
Acetate Tow	(17)	(5)	—	—	(22)
Acetyl Chain	(3)	(7)	(1)	1	(10)
Total Company	(7)	(6)	(1)	1	(13)
Consolidated Results
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net sales decreased $227 million, or 13%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•
lower volume across all of our segments, primarily driven by a continued reduction in the customer demand environment in Asia, which was impacted by the COVID-19 pandemic, in our Acetyl Chain segment, as well as continued deterioration of global economic conditions in our Engineered Materials segment;

•	lower pricing in our Acetyl Chain and Engineered Materials segments; and

•	an unfavorable currency impact in our Acetyl Chain and Engineered Materials segments.
Operating profit decreased $126 million, or 39%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales across all of our segments; and

•	higher spending in our Engineered Materials and Acetyl Chain segments;
partially offset by:

•	lower raw material costs within our Engineered Materials and Acetyl Chain segments.
Equity in net earnings (loss) of affiliates increased $7 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	an increase in equity investment in earnings of $8 million from our Ibn Sina strategic affiliate, primarily as a result of decreased plant turnaround activity.
Our effective income tax rate for the three months ended March 31, 2020 was 22% compared to 12% for the same period in 2019. The higher effective income tax rate for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the impact of functional currency differences in offshore jurisdictions and changes in the jurisdictional mix of earnings.
See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2020	2019
	(unaudited)
	(In $ millions, except percentages)
Net sales	563	663	(100)	(15.1)%
Net Sales Variance
Volume	(9)%
Price	(5)%
Currency	(1)%
Other	—%
Other (charges) gains, net	—	15	(15)	(100.0)%
Operating profit (loss)	102	144	(42)	(29.2)%
Operating margin	18.1%	21.7%
Equity in net earnings (loss) of affiliates	53	46	7	15.2%
Depreciation and amortization	34	32	2	6.3%
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
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net sales decreased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	lower volume for most of our products driven by continued deterioration of global economic conditions;

•	lower pricing for most of our products, primarily due to a continued reduction in customer demand, as well as customer and product mix; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales;

•
an unfavorable impact to Other (charges) gains, net. During the three months ended March 31, 2019, we recorded a $15 million gain related to a settlement of a commercial dispute from a previous acquisition, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and

•	higher spending costs of $11 million, primarily as a result of higher maintenance costs and plant turnaround activity;
partially offset by:

•	lower raw material costs for most of our products.

Equity in net earnings (loss) of affiliates increased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	an increase in equity investment in earnings of $8 million from our Ibn Sina strategic affiliate, primarily as a result of decreased plant turnaround activity.
Acetate Tow

	Three Months Ended March 31,		Change	% Change
	2020	2019
	(unaudited)
	(In $ millions, except percentages)
Net sales	129	166	(37)	(22.3)%
Net Sales Variance
Volume	(17)%
Price	(5)%
Currency	—%
Other	—%
Other (charges) gains, net	(1)	—	(1)	(100.0)%
Operating profit (loss)	27	40	(13)	(32.5)%
Operating margin	20.9%	24.1%
Dividend income - equity investments	37	32	5	15.6%
Depreciation and amortization	8	10	(2)	(20.0)%
Our Acetate Tow segment serves consumer-driven applications. We are a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications.
The pricing of products within the Acetate Tow segment is sensitive to demand and is primarily based on the value of the product we produce. Many sales in this business are conducted under contracts with pricing for one or more years. As a result, margins may expand or contract in response to changes in market conditions over these similar periods, and we may be unable to adjust pricing also due to other factors, such as the intense level of competition in the industry.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net sales decreased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	lower acetate flake volume, primarily due to the expiration of an acetate flake contract;

•	lower acetate tow volume, consistent with global demand reduction; and

•	lower acetate tow pricing, primarily due to customer mix.
Operating profit decreased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales;
partially offset by:

•	lower energy costs of $7 million, primarily related to the closure of our acetate flake manufacturing unit in Ocotlán, Mexico in the prior year.

Acetyl Chain

	Three Months Ended March 31,		Change	% Change
	2020	2019
	(unaudited)
	(In $ millions, except percentages)
Net sales	799	889	(90)	(10.1)%
Net Sales Variance
Volume	(3)%
Price	(7)%
Currency	(1)%
Other	1%
Operating profit (loss)	135	202	(67)	(33.2)%
Operating margin	16.9%	22.7%
Depreciation and amortization	39	38	1	2.6%
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
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net sales decreased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•
lower pricing for most of our products, primarily due to an overall deflationary environment for raw materials and a continued reduction in the customer demand environment, which was also impacted by the COVID-19 pandemic;

•
lower volume for most of our products due to a continued reduction in the customer demand environment in Asia, which was also impacted by the COVID-19 pandemic, partially offset by higher volume for VAM due to increased customer demand and focus on downstream products in the Western Hemisphere; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales;

•	higher plant turnaround costs of $14 million related to our joint venture, Fairway Methanol LLC ("Fairway"); and

•	higher costs of $10 million, primarily related to plant operating costs and expansion projects;
partially offset by:

•	lower raw material costs, primarily for ethylene, carbon monoxide and methanol.

Other Activities

	Three Months Ended March 31,		Change	% Change
	2020	2019
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(5)	(11)	6	54.5%
Operating profit (loss)	(70)	(66)	(4)	(6.1)%
Equity in net earnings (loss) of affiliates	3	3	—	—%
Non-operating pension and other postretirement employee benefit (expense) income	28	17	11	64.7%
Depreciation and amortization	4	3	1	33.3%
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
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating loss increased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	an unfavorable currency impact of $5 million resulting from a weaker Euro relative to the US dollar; and

•	higher functional spending of $3 million;
largely offset by:

•
a favorable impact of $6 million to Other (charges) gains, net. During the three months ended March 31, 2019 we recorded an $11 million loss related to a settlement by our captive insurer with a former third-party customer, which did not recur in the current year. This was partially offset by $5 million in employee termination benefits during the three months ended March 31, 2020, primarily related to business optimization projects. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Non-operating pension and other postretirement employee benefit income increased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	lower interest cost and higher expected return on plan assets.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of March 31, 2020, we have $1.0 billion available for borrowing under our senior unsecured revolving credit facility and $5 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
Total cash outflows for capital expenditures are expected to be in the range of $325 million to $350 million in 2020, primarily due to additional investments in growth opportunities and productivity improvements primarily in our Engineered Materials and Acetyl Chain segments.
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
Cash Flows
Cash and cash equivalents increased $107 million to $570 million as of March 31, 2020 compared to December 31, 2019. As of March 31, 2020, $492 million of the $570 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the US, to fund operations. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $48 million to $259 million for the three months ended March 31, 2020 compared to $307 million for the same period in 2019. Net cash provided by operating activities for the three months ended March 31, 2020 decreased, primarily due to:

•	a decrease in net earnings;
partially offset by:

•	a decrease in incentive compensation payouts of $42 million; and

•
favorable trade working capital of $14 million, primarily due to an increase in trade payables related to higher capital expenditures in the current year, partially offset by an increase in inventory as a result of inventory build-up for plant turnarounds in the current year.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $49 million to $128 million for the three months ended March 31, 2020 compared to $177 million for the same period in 2019, primarily due to:

•	a net cash outflow of $91 million related to the acquisition of Next Polymers Ltd. in January 2019;
partially offset by:

•	an increase of $40 million in capital expenditures related to growth and productivity improvements in our Engineered Materials and Acetyl Chain segments.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $114 million to $16 million for the three months ended March 31, 2020 compared to $130 million for the same period in 2019, primarily due to:

•
an increase in net borrowings on short-term debt of $76 million, due to higher borrowings during the three months ended March 31, 2020 related to us entering into an aggregate of $300 million in short-term, bilateral term loans, which were primarily used to repay borrowings under our outstanding senior unsecured revolving credit facility; and

•	lower share repurchases of our Common Stock of $45 million during the three months ended March 31, 2020.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2019 Form 10-K other than those disclosed above and in Note 8 - Debt in the accompanying unaudited interim consolidated financial statements.
Other Financing Arrangements
We have a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $69 million and $257 million of accounts receivable as of March 31, 2020 and December 31, 2019, respectively.
Share Capital
We declared a quarterly cash dividend of $0.62 per share on our Common Stock on April 15, 2020, amounting to $73 million.
There have been no material changes to our share capital described in our 2019 Form 10-K other than those disclosed in Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2019 Form 10-K.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2019 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2019 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2019 Form 10-K. See also Note 14 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2020, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2019 Form 10-K other than those disclosed in Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2019 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
The Company is supplementing the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 6, 2020 (the "2019 Form 10-K"), to include the following risk factor under the heading "Risks Related to Our Business."
The extent to which the novel coronavirus ("COVID-19") pandemic or similar public health crises will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and has reached multiple other regions and countries where we and our customers and suppliers have offices and production facilities. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers. The extent to which COVID-19 impacts our operations or those of our customers or suppliers will depend on future developments and numerous factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.
The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

•	the duration and scope of the outbreak;

•
governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including social distancing, work-at-home, stay-at-home and shelter-in-place orders and shutdowns, travel restrictions and quarantines;

•	the effect of the outbreak on our customers, suppliers, supply chain and other business partners;

•	our ability during the outbreak to provide our products and services, including the health and well-being of our employees;

•
business disruptions caused by actual or potential plant, workplace and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory and product testing, experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, manufacturing sites and other important agencies and contractors;

•	the ability of our customers to pay for our products and services during and following the outbreak;

•	the impact of the outbreak on the financial markets and economic activity generally;

•	our ability to access usual sources of liquidity on reasonable terms; and

•	our ability to comply with the financial covenant in our Credit Agreement if a material economic downturn results in increased indebtedness or substantially lower EBITDA.
The COVID-19 pandemic has significantly increased financial and economic volatility and uncertainty. A continued slowdown or downturn in the economy has begun to have, and we expect will continue to have, a negative impact on many of our customers. Our operations and financial results could be materially adversely impacted to the extent that the decline in certain customer orders are materially greater than we have experienced to date during the COVID-19 pandemic, or our expenses increase due to the impact of the pandemic, including as a result of impacts on our labor costs or productivity, supply chain disruptions or future actions by governments or businesses.
The COVID-19 pandemic continues to rapidly evolve, and it is unknown how long disruptions to our business operations resulting from the COVID-19 pandemic, including any disruptions relating to the ultimate geographic spread of the disease. However, any prolonged disruption could have a material adverse impact our business, financial condition and results of operations, and we will continue to monitor the situation closely.
In addition, the trading prices for our common stock and other chemical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through equity or debt financings, or such financing transactions may be on unfavorable terms.
Please also refer to the complete Item 1A of the 2019 Form 10-K filed for additional risks and uncertainties facing the Company that may have a material adverse effect on the Company's business prospects, financial condition and results of operations. The COVID-19 pandemic, and responses to the pandemic by governments and businesses, have exacerbated many of the risks and potential impact of the factors addressed in Item 1A of the 2019 Form 10-K, and may affect us in additional ways or to an extent that we currently do not expect or consider to be significant.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended March 31, 2020 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
January 1-31, 2020	—	$—	—	$1,213,000,000
February 1-29, 2020	479,761	$94.16	479,761	$1,168,000,000
March 1-31, 2020	1,229,670	$85.41	1,229,670	$1,063,000,000
Total	1,709,431		1,709,431
______________________________

(1)	May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

(2)	As of March 31, 2020, our Board of Directors has authorized the repurchase of $5.4 billion of our Common Stock since February 2008.
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

3.2	Sixth Amended and Restated By-laws, amended effective July 15, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2019).

10.1*‡	Amendment Number Four to the Celanese Corporation Deferred Compensation Plan dated February 5, 2020.

10.2*‡	Form of Amendment Agreement to the 2019 Restricted Stock Unit Award Agreements dated February 5, 2020.

10.3*‡	Form of 2020 Performance-Based Restricted Stock Unit Award Agreement.

10.4*‡	Form of 2020 Time-Based Restricted Stock Unit Award Agreement.

10.5*‡	Executive Severance Benefits Plan, amended effective February 5, 2020.

10.6*‡	Amended and Restated Offer Letter, dated February 5, 2020, between Celanese Corporation and Lori Ryerkerk.

10.7*‡	Form of Amended and Restated Change in Control Agreement between Celanese Corporation and Lori J. Ryerkerk.

10.8*‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements.

10.9*‡	Second Amendment to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of February 5, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL.

*	Filed herewith.

‡	Indicates a management contract or compensatory plan or arrangement.

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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chairman of the Board of Directors,
Chief Executive Officer and President

	Date:	April 28, 2020

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	April 28, 2020