Form 10-Q
period 2020-06-30
Celanese Corp
filed 2020-07-29
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2020
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

Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of July 22, 2020 was 118,290,663.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2020

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In $ millions, except share and per share data)
Net sales	1,193	1,592	2,653	3,279
Cost of sales	(951)	(1,169)	(2,063)	(2,403)
Gross profit	242	423	590	876
Selling, general and administrative expenses	(114)	(118)	(239)	(238)
Amortization of intangible assets	(6)	(6)	(11)	(12)
Research and development expenses	(18)	(17)	(35)	(33)
Other (charges) gains, net	(21)	(98)	(27)	(94)
Foreign exchange gain (loss), net	1	1	—	6
Gain (loss) on disposition of businesses and assets, net	(1)	1	(1)	1
Operating profit (loss)	83	186	277	506
Equity in net earnings (loss) of affiliates	31	39	88	89
Non-operating pension and other postretirement employee benefit (expense) income	27	17	55	34
Interest expense	(27)	(29)	(55)	(60)
Refinancing expense	—	(4)	—	(4)
Interest income	1	2	3	3
Dividend income - equity investments	32	30	69	62
Other income (expense), net	—	(2)	2	(6)
Earnings (loss) from continuing operations before tax	147	239	439	624
Income tax (provision) benefit	(35)	(28)	(100)	(74)
Earnings (loss) from continuing operations	112	211	339	550
Earnings (loss) from operation of discontinued operations	(4)	(2)	(11)	(3)
Income tax (provision) benefit from discontinued operations	1	1	1	1
Earnings (loss) from discontinued operations	(3)	(1)	(10)	(2)
Net earnings (loss)	109	210	329	548
Net (earnings) loss attributable to noncontrolling interests	(2)	(1)	(4)	(2)
Net earnings (loss) attributable to Celanese Corporation	107	209	325	546
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	110	210	335	548
Earnings (loss) from discontinued operations	(3)	(1)	(10)	(2)
Net earnings (loss)	107	209	325	546
Earnings (loss) per common share - basic
Continuing operations	0.93	1.68	2.82	4.33
Discontinued operations	(0.03)	(0.01)	(0.08)	(0.01)
Net earnings (loss) - basic	0.90	1.67	2.74	4.32
Earnings (loss) per common share - diluted
Continuing operations	0.93	1.67	2.81	4.31
Discontinued operations	(0.03)	(0.01)	(0.09)	(0.01)
Net earnings (loss) - diluted	0.90	1.66	2.72	4.30
Weighted average shares - basic	118,339,872	125,289,967	118,795,780	126,409,926
Weighted average shares - diluted	118,767,633	125,847,894	119,377,515	127,111,046
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In $ millions)
Net earnings (loss)	109	210	329	548
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(6)	(11)	(8)	(4)
Gain (loss) on cash flow hedges	1	(13)	(38)	(16)
Total other comprehensive income (loss), net of tax	(5)	(24)	(46)	(20)
Total comprehensive income (loss), net of tax	104	186	283	528
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(1)	(4)	(2)
Comprehensive income (loss) attributable to Celanese Corporation	102	185	279	526

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2020	As of December 31, 2019
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2020: $33; 2019: $57)	539	463
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2020: $10; 2019: $9; variable interest entity restricted - 2020: $5; 2019: $6)	729	850
Non-trade receivables, net	312	331
Inventories	1,031	1,038
Marketable securities	36	40
Other assets	62	43
Total current assets	2,709	2,765
Investments in affiliates	957	975
Property, plant and equipment (net of accumulated depreciation - 2020: $3,087; 2019: $2,957; variable interest entity restricted - 2020: $612; 2019: $622)	3,725	3,713
Operating lease right-of-use assets	201	203
Deferred income taxes	100	96
Other assets (variable interest entity restricted - 2020: $15; 2019: $9)	399	338
Goodwill	1,098	1,074
Intangible assets (variable interest entity restricted - 2020: $22; 2019: $22)	317	312
Total assets	9,506	9,476
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,045	496
Trade payables - third party and affiliates	599	780
Other liabilities	572	461
Income taxes payable	46	17
Total current liabilities	2,262	1,754
Long-term debt, net of unamortized deferred financing costs	2,989	3,409
Deferred income taxes	256	257
Uncertain tax positions	189	165
Benefit obligations	579	589
Operating lease liabilities	183	181
Other liabilities	179	223
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2020 and 2019: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2020: 169,371,322 issued and 118,288,296 outstanding; 2019: 168,973,172 issued and 119,555,207 outstanding)	—	—
Treasury stock, at cost (2020: 51,083,026 shares; 2019: 49,417,965 shares)	(3,995)	(3,846)
Additional paid-in capital	252	254
Retained earnings	6,576	6,399
Accumulated other comprehensive income (loss), net	(346)	(300)
Total Celanese Corporation stockholders' equity	2,487	2,507
Noncontrolling interests	382	391
Total equity	2,869	2,898
Total liabilities and equity	9,506	9,476

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	2020		2019
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	118,228,898	—	126,612,492	—
Stock option exercises	—	—	4,108	—
Purchases of treasury stock	—	—	(2,917,864)	—
Stock awards	59,398	—	41,613	—
Balance as of the end of the period	118,288,296	—	123,740,349	—
Treasury Stock
Balance as of the beginning of the period	51,127,396	(3,996)	42,285,459	(3,048)
Purchases of treasury stock, including related fees	—	—	2,917,864	(300)
Issuance of treasury stock under stock plans	(44,370)	1	(32,841)	1
Balance as of the end of the period	51,083,026	(3,995)	45,170,482	(3,347)
Additional Paid-In Capital
Balance as of the beginning of the period		242		224
Stock-based compensation, net of tax		10		9
Balance as of the end of the period		252		233
Retained Earnings
Balance as of the beginning of the period		6,543		6,114
Net earnings (loss) attributable to Celanese Corporation		107		209
Common stock dividends		(74)		(78)
Balance as of the end of the period		6,576		6,245
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(341)		(243)
Other comprehensive income (loss), net of tax		(5)		(24)
Balance as of the end of the period		(346)		(267)
Total Celanese Corporation stockholders' equity		2,487		2,864
Noncontrolling Interests
Balance as of the beginning of the period		388		392
Net earnings (loss) attributable to noncontrolling interests		2		1
Distributions to noncontrolling interests		(8)		(3)
Balance as of the end of the period		382		390
Total equity		2,869		3,254

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2020		2019
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	119,555,207	—	128,095,849	—
Stock option exercises	—	—	14,045	—
Purchases of treasury stock	(1,709,431)	—	(4,890,155)	—
Stock awards	442,520	—	520,610	—
Balance as of the end of the period	118,288,296	—	123,740,349	—
Treasury Stock
Balance as of the beginning of the period	49,417,965	(3,846)	40,323,105	(2,849)
Purchases of treasury stock, including related fees	1,709,431	(150)	4,890,155	(500)
Issuance of treasury stock under stock plans	(44,370)	1	(42,778)	2
Balance as of the end of the period	51,083,026	(3,995)	45,170,482	(3,347)
Additional Paid-In Capital
Balance as of the beginning of the period		254		233
Stock-based compensation, net of tax		(2)		1
Stock option exercises, net of tax		—		(1)
Balance as of the end of the period		252		233
Retained Earnings
Balance as of the beginning of the period		6,399		5,847
Net earnings (loss) attributable to Celanese Corporation		325		546
Common stock dividends		(148)		(148)
Balance as of the end of the period		6,576		6,245
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(300)		(247)
Other comprehensive income (loss), net of tax		(46)		(20)
Balance as of the end of the period		(346)		(267)
Total Celanese Corporation stockholders' equity		2,487		2,864
Noncontrolling Interests
Balance as of the beginning of the period		391		395
Net earnings (loss) attributable to noncontrolling interests		4		2
Distributions to noncontrolling interests		(13)		(7)
Balance as of the end of the period		382		390
Total equity		2,869		3,254

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(In $ millions)
Operating Activities
Net earnings (loss)	329	548
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	29	83
Depreciation, amortization and accretion	175	170
Pension and postretirement net periodic benefit cost	(49)	(30)
Pension and postretirement contributions	(23)	(24)
Deferred income taxes, net	(15)	(17)
(Gain) loss on disposition of businesses and assets, net	1	1
Stock-based compensation	20	27
Undistributed earnings in unconsolidated affiliates	17	22
Other, net	10	13
Operating cash provided by (used in) discontinued operations	6	—
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	167	52
Inventories	27	39
Other assets	84	(21)
Trade payables - third party and affiliates	(150)	(51)
Other liabilities	10	(81)
Net cash provided by (used in) operating activities	638	731
Investing Activities
Capital expenditures on property, plant and equipment	(207)	(144)
Acquisitions, net of cash acquired	(88)	(91)
Proceeds from sale of businesses and assets, net	3	—
Other, net	(17)	(8)
Net cash provided by (used in) investing activities	(309)	(243)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(136)	105
Proceeds from short-term borrowings	306	—
Repayments of short-term borrowings	(50)	(12)
Proceeds from long-term debt	—	499
Repayments of long-term debt	(16)	(348)
Purchases of treasury stock, including related fees	(167)	(488)
Common stock dividends	(148)	(148)
Distributions to noncontrolling interests	(13)	(7)
Other, net	(24)	(38)
Net cash provided by (used in) financing activities	(248)	(437)
Exchange rate effects on cash and cash equivalents	(5)	1
Net increase (decrease) in cash and cash equivalents	76	52
Cash and cash equivalents as of beginning of period	463	439
Cash and cash equivalents as of end of period	539	491

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2020 and 2019 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year.
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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.
The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in FASB Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"). The guidance also clarifies and amends existing guidance under Topic 740.
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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Cash and cash equivalents	33	57
Trade receivables, net - third party and affiliates	10	12
Non-trade receivables, net	2	—
Property, plant and equipment (net of accumulated depreciation - 2020: $191; 2019: $174)	612	622
Other assets	15	9
Intangible assets (net of accumulated amortization - 2020: $4; 2019: $4)	22	22
Total assets(1)	694	722

Trade payables	11	24
Other liabilities(2)	10	5
Total debt	3	4
Deferred income taxes	4	4
Total liabilities	28	37
______________________________

(1)	Joint venture assets can only be used to settle the obligations of Fairway.

(2)	Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of June 30, 2020, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Property, plant and equipment, net	25	31

Trade payables	22	30
Current installments of long-term debt	17	16
Long-term debt	33	41
Total liabilities	72	87

Maximum exposure to loss	93	113

The difference between the total liabilities associated with obligations to nonconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 16).

4. Inventories

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Finished goods	713	718
Work-in-process	67	76
Raw materials and supplies	251	244
Total	1,031	1,038

5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain		Total
	(In $ millions)
As of December 31, 2019	727	148	199		1,074
Acquisitions	—	—	28	(1)	28
Exchange rate changes	(3)	(1)	—		(4)
As of June 30, 2020(2)	724	147	227		1,098
______________________________

(1)	Represents goodwill related to the acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand ("Elotex").

(2)	There were $0 million of accumulated impairment losses as of June 30, 2020.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets		Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2019	42	667		44	56	809
Acquisitions	—	16	(1)	—	—	16
Exchange rate changes	(1)	(3)		—	—	(4)
As of June 30, 2020	41	680		44	56	821
Accumulated Amortization
As of December 31, 2019	(35)	(504)		(35)	(38)	(612)
Amortization	(1)	(8)		(2)	—	(11)
Exchange rate changes	1	1		—	—	2
As of June 30, 2020	(35)	(511)		(37)	(38)	(621)
Net book value	6	169		7	18	200
______________________________

(1)	Related to acquired Elotex finite-lived intangible assets, with a weighted average amortization period of 14 years.

Indefinite-lived intangible assets are as follows:

	Trademarks and Trade Names
	(In $ millions)
As of December 31, 2019	115
Acquisitions	2	(1)
As of June 30, 2020	117
______________________________

(1)	Related to acquired Elotex indefinite-lived intangible assets.
During the six months ended June 30, 2020, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2021	22
2022	21
2023	18
2024	17
2025	17

6. Current Other Liabilities

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Asset retirement obligations	3	6
Benefit obligations (Note 9)	28	28
Customer rebates	37	63
Derivatives (Note 14)	97	8
Environmental (Note 10)	19	12
Insurance	4	6
Interest	26	29
Legal (Note 16)	98	105
Operating leases	29	29
Restructuring (Note 12)	10	13
Salaries and benefits	90	89
Sales and use tax/foreign withholding tax payable	98	35
Other	33	38
Total	572	461

7. Noncurrent Other Liabilities

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Asset retirement obligations	15	13
Deferred proceeds	43	43
Deferred revenue (Note 18)	6	6
Derivatives (Note 14)	3	50
Environmental (Note 10)	48	49
Insurance	39	34
Other	25	28
Total	179	223

8. Debt

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	427	28
Short-term borrowings, including amounts due to affiliates(1)	377	81
Revolving credit facility(2)	154	272
Accounts receivable securitization facility(3)	87	115
Total	1,045	496
______________________________

(1)
The weighted average interest rate was 1.2% and 2.3% as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company entered into an aggregate of $300 million in short-term, bilateral term loans.

(2)	The weighted average interest rate was 1.5% and 1.6% as of June 30, 2020 and December 31, 2019, respectively.

(3)	The weighted average interest rate was 0.9% and 2.4% as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	839	841
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	336	337
Senior unsecured notes due 2027, interest rate of 2.125%	556	558
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	167	167
Bank loans due at various dates through 2026(1)	8	9
Obligations under finance leases due at various dates through 2054	128	144
Subtotal	3,433	3,455
Unamortized debt issuance costs(2)	(17)	(18)
Current installments of long-term debt	(427)	(28)
Total	2,989	3,409
______________________________

(1)	The weighted average interest rate was 1.3% and 1.3% as of June 30, 2020 and December 31, 2019, respectively.

(2)	Related to the Company's long-term debt, excluding obligations under finance leases.
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
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of June 30, 2020
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	154
Available for borrowing(2)	1,096
______________________________

(1)	The Company borrowed $385 million and repaid $503 million under its senior unsecured revolving credit facility during the six months ended June 30, 2020.

(2)	The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR or EURIBOR at current Company credit ratings.
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

Accounts Receivable Securitization Facility
The Company has a US accounts receivable securitization facility involving receivables of certain of its domestic subsidiaries of the Company transferred to a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company ("SPE"). The securitization facility, which permits cash borrowings and letters of credit, was amended and restated on July 6, 2020. All of the SPE's assets were pledged to the administrative agent in support of the SPE's obligations under the facility. See Note 21 for further information.
The Company's debt balances and amounts available for borrowing under its securitization facility are as follows:

As of June 30, 2020
(In $ millions)
Accounts Receivable Securitization Facility
Borrowings outstanding(1)	87
Available for borrowing	5
Total borrowing base	92

Maximum borrowing base(2)	120
______________________________

(1)	The Company repaid $28 million under its US accounts receivable securitization facility during the six months ended June 30, 2020.

(2)	Outstanding accounts receivable transferred to the SPE was $117 million.
Other Financing Arrangements
The Company has a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $110 million and $257 million of accounts receivable under this factoring agreement as of June 30, 2020 and December 31, 2019, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2020.

9. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	2	—	6	—	4	—
Interest cost	21	—	29	1	42	1	58	1
Expected return on plan assets	(49)	—	(47)	—	(99)	—	(93)	—
Special termination benefit	1	—	—	—	1	—	—	—
Total	(24)	—	(16)	1	(50)	1	(31)	1

Benefit obligation funding is as follows:

	As of June 30, 2020	Total Expected 2020
	(In $ millions)
Cash contributions to defined benefit pension plans	11	23
Benefit payments to nonqualified pension plans	10	20
Benefit payments to other postretirement benefit plans	2	5
Cash contributions to German multiemployer defined benefit pension plans(1)	4	8
______________________________

(1)	The Company makes contributions based on specified percentages of employee contributions.
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
The components of environmental remediation liabilities are as follows:

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Demerger obligations (Note 16)	28	23
Divestiture obligations (Note 16)	13	12
Active sites	12	13
US Superfund sites	12	11
Other environmental remediation liabilities	2	2
Total	67	61

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
In March 2016, the EPA issued its final Record of Decision concerning the remediation of the lower 8.3 miles of the Lower Passaic River Site ("Lower 8.3 Miles"). Pursuant to the EPA's Record of Decision, the Lower 8.3 Miles must be dredged bank to bank and an engineered cap must be installed at an EPA estimated cost of approximately $1.4 billion. The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the contaminants of concern to the Passaic River. In June 2018, Occidental Chemical Corporation ("OCC"), the successor to the Diamond Alkali Company, sued a subsidiary of the Company and 119 other parties alleging claims for joint and several damages, contribution and declaratory relief under Section 107 and 113 of Superfund for costs to clean up the LPRSA portion of the Diamond Alkali Superfund Site, Occidental Chemical Corporation v. 21st Century Fox America, Inc., et al, No. 2:18-CV-11273-JLL-JAD (U.S. District Court New Jersey), alleging that each of the defendants owned or operated a facility that contributed contamination to the LPRSA. With respect to the Company, the OCC lawsuit is limited to the former Celanese facility that Essex County, New Jersey has agreed to indemnify the Company for and does not change the Company's estimated liability for LPRSA cleanup costs. The Company is vigorously defending these matters and currently believes that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site, estimated at less than 1%, will not be material to the Company's results of operations, cash flows or financial position.

11. Stockholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Common Stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to the Company to pay cash dividends is not currently restricted by its existing senior credit facility and its indentures governing its senior unsecured notes. Any decision to declare and pay dividends in the future will be made at the discretion of the Company's Board of Directors and will depend on, among other things, the results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company's Board of Directors may deem relevant.
The Company's Board of Directors approved increases in the Company's Common Stock cash dividend rates as follows:

	Increase	Quarterly Common Stock Cash Dividend	Annual Common Stock Cash Dividend	Effective Date
	(In percentages)	(In $ per share)
April 2019	15	0.62	2.48	May 2019
April 2020	—	0.62	2.48	May 2020

The Company declared a quarterly cash dividend of $0.62 per share on its Common Stock on July 15, 2020, amounting to $73 million. The cash dividend will be paid on August 6, 2020 to holders of record as of July 27, 2020.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

	Six Months Ended June 30,		Total From February 2008 Through June 30, 2020
	2020	2019
Shares repurchased	1,709,431	4,890,155	58,588,409
Average purchase price per share	$87.87	$102.25	$73.44
Shares repurchased (in $ millions)	$150	$500	$4,303
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$—	$1,500	$5,366

On July 15, 2020, the Company's Board of Directors approved a $500 million increase in its Common Stock repurchase authorization. As of June 30, 2020, the Company had $1.1 billion remaining under the previous authorization.
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(10)	4	(6)	(12)	1	(11)
Gain (loss) on cash flow hedges	1	—	1	(19)	6	(13)
Total	(9)	4	(5)	(31)	7	(24)

	Six Months Ended June 30,
	2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	—	(8)	(8)	1	(5)	(4)
Gain (loss) on cash flow hedges	(50)	12	(38)	(22)	6	(16)
Total	(50)	4	(46)	(21)	1	(20)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretirement Benefits Gain (Loss) (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2019	(252)	(38)	(10)	(300)
Other comprehensive income (loss) before reclassifications	—	(50)	—	(50)
Income tax (provision) benefit	(8)	12	—	4
As of June 30, 2020	(260)	(76)	(10)	(346)

12. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In $ millions)
Restructuring	(2)	(15)	(8)	(14)
Asset impairments	(25)	(83)	(29)	(83)
Plant/office closures	6	—	5	(1)
Commercial disputes	1	—	6	4
European Commission investigation	(2)	—	(2)	—
Other	1	—	1	—
Total	(21)	(98)	(27)	(94)

During the three months ended June 30, 2020, the Company determined that certain fixed assets at three manufacturing sites within Europe should be assessed for impairment based on the Company's intention to establish a Compounding Center of Excellence at its Forli, Italy manufacturing location by consolidating the compounding operations at its facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy into the Forli, Italy location. As a result, the Company concluded that certain long-lived assets were impaired. Accordingly, the Company recorded a long-lived asset impairment loss of $25 million, which was measured at the date of impairment. The asset impairment was included in the Company's Engineered Materials segment.
During the six months ended June 30, 2020, the Company recorded a $4 million long-lived asset impairment loss related to the closure of its manufacturing operations in Lebanon, Tennessee. The long-lived asset impairment loss was measured at the date of impairment to write-down the related property, plant and equipment and was included in the Company's Engineered Materials segment.
During the six months ended June 30, 2019, the Company recorded an $83 million long-lived asset impairment loss related to the closure of its acetate flake manufacturing operations in Ocotlán, Mexico. The long-lived asset impairment loss was measured at the date of impairment to write-off the related property, plant and equipment and was included in the Company's Acetate Tow segment.

During the three months ended June 30, 2020, the Company recorded a $6 million gain within plant/office closures related to receipt of a non-income tax credit from Nanjing, China, which was included in the Company's Acetyl Chain segment.
During the six months ended June 30, 2020, the Company recorded a $6 million gain within commercial disputes, primarily related to the receipt of a settlement claim from a previous acquisition that was included within the Company's Engineered Materials segment. During the six months ended June 30, 2019, the Company recorded a $15 million gain within commercial disputes related to a settlement from a previous acquisition that was included within the Company's Engineered Materials segment. The Company also recorded an $11 million loss within commercial disputes related to a settlement with a former third-party customer, which was included within the Company's Other Activities segment.
During the six months ended June 30, 2020 and 2019, the Company recorded $8 million and $14 million, respectively, of employee termination benefits primarily related to Company-wide business optimization projects.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2019	5	3	—	5	13
Additions	3	—	1	7	11
Cash payments	(3)	(2)	(1)	(5)	(11)
Other changes	(2)	—	—	(1)	(3)
As of June 30, 2020	3	1	—	6	10
13. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In percentages)
Effective income tax rate	24	12	23	12

The higher effective income tax rate for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to adjustments to the recorded impacts of certain uncertain tax positions due to available tax attribute carryforwards, the impact of functional currency differences in offshore jurisdictions and the increased tax rate impact of such items due to lower earnings in the current year due to the global pandemic related to the outbreak of a novel coronavirus ("COVID-19").
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
The US Treasury issued additional final and proposed guidance supplementing the TCJA provisions in 2019, which the Company does not expect to have a material impact on current or future income tax expense. The US Treasury issued further guidance in July 2020 that is not effective until published in the Federal Register. The Company will continue to monitor the expected impacts on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period that the guidance is finalized.
In response to COVID-19, various global taxing authorities passed or are considering relief initiatives to aid tax payers from an effective tax rate or cash flow perspective. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in the US in response to the global pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The

Company does not currently expect the CARES Act to have a material impact on its tax expense. In Germany, the Company was approved for a deferral of corporate income tax payments for 2020. The Company will continue to monitor global legislative and regulatory developments related to COVID-19 and will record the associated tax impacts as discrete events in the periods that guidance is finalized or the Company is able to estimate an impact.
The Company's 2013 through 2015 tax years are under joint examination by the US, German and Dutch taxing authorities. The examinations are in the preliminary data gathering phase.
14. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of June 30, 2020	As of December 31, 2019
	(In € millions)
Total	1,478	1,578

Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Total	400	400

Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Total	627	692

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2020	2019	2020	2019
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	3	(2)	—	2	Cost of sales
Interest rate swaps	(2)	(15)	—	—	Interest expense
Total	1	(17)	—	2

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	(22)	(13)	—	—	N/A
Cross-currency swaps	(8)	(6)	—	—	N/A
Total	(30)	(19)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(1)	3	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(1)	3

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2020	2019	2020	2019
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	3	8	—	4	Cost of sales
Interest rate swaps	(53)	(26)	—	—	Interest expense
Total	(50)	(18)	—	4

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	15	26	—	—	N/A
Cross-currency swaps	22	(6)	—	—	N/A
Total	37	20	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	18	—	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	18	—

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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Derivative Assets
Gross amount recognized	39	16
Gross amount offset in the consolidated balance sheets	5	1
Net amount presented in the consolidated balance sheets	34	15
Gross amount not offset in the consolidated balance sheets	1	8
Net amount	33	7

	As of June 30, 2020	As of December 31, 2019
	(In $ millions)
Derivative Liabilities
Gross amount recognized	105	59
Gross amount offset in the consolidated balance sheets	5	1
Net amount presented in the consolidated balance sheets	100	58
Gross amount not offset in the consolidated balance sheets	1	8
Net amount	99	50

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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of June 30, 2020
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	1	1	Current Other assets
Designated as Net Investment Hedges
Cross-currency swaps	—	13	13	Current Other assets
Cross-currency swaps	—	15	15	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	5	5	Current Other assets
Total assets	—	34	34
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(93)	(93)	Current Other liabilities
Commodity swaps	—	(1)	(1)	Current Other liabilities
Commodity swaps	—	(3)	(3)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(1)	(1)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(100)	(100)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2019
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	13	13	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	15	15
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(40)	(40)	Noncurrent Other liabilities
Commodity swaps	—	(4)	(4)	Current Other liabilities
Commodity swaps	—	(3)	(3)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(1)	(1)	Current Other liabilities
Cross-currency swaps	—	(7)	(7)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(58)	(58)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2020
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	36	36	—	36
Long-term debt, including current installments of long-term debt	3,433	3,380	128	3,508
As of December 31, 2019
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	35	35	—	35
Long-term debt, including current installments of long-term debt	3,455	3,456	144	3,600
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
As of June 30, 2020, and December 31, 2019, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2020 are $94 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of June 30, 2020. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2020, the Company had unconditional purchase obligations of $2.5 billion, which extend through 2036.
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
European Commission Investigation
In May 2017, the Company learned that the European Commission had opened a competition law investigation involving certain subsidiaries of the Company with respect to certain past ethylene purchases. Based on information learned from the European Commission regarding its investigation, Celanese recorded a reserve of $89 million in 2019, which was included within the Company's Other Activities segment. On July 14, 2020, Celanese reached a final settlement with the European Commission in respect of this matter of $92 million.

17. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended June 30, 2020
Net sales	420	127	662	—	(16)	(1)	1,193
Other (charges) gains, net (Note 12)	(25)	—	5	(1)	—		(21)
Operating profit (loss)	(13)	31	121	(56)	—		83
Equity in net earnings (loss) of affiliates	26	—	—	5	—		31
Depreciation and amortization	32	9	42	4	—		87
Capital expenditures	28	6	38	8	—		80	(2)
	Three Months Ended June 30, 2019
Net sales	593	164	865	—	(30)	(1)	1,592
Other (charges) gains, net (Note 12)	(8)	(84)	(1)	(5)	—		(98)
Operating profit (loss)	103	(44)	188	(61)	—		186
Equity in net earnings (loss) of affiliates	36	—	1	2	—		39
Depreciation and amortization	31	11	38	4	—		84
Capital expenditures	21	11	35	7	—		74	(2)
______________________________

(1)	Includes intersegment sales primarily related to the Acetyl Chain.

(2)	Includes a decrease in accrued capital expenditures of $8 million and an increase of $9 million for the three months ended June 30, 2020 and 2019, respectively.

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Six Months Ended June 30, 2020
Net sales	983	256	1,461	—	(47)	(1)	2,653
Other (charges) gains, net (Note 12)	(25)	(1)	5	(6)	—		(27)
Operating profit (loss)	89	58	256	(126)	—		277
Equity in net earnings (loss) of affiliates	79	—	1	8	—		88
Depreciation and amortization	66	17	81	8	—		172
Capital expenditures	52	16	81	17	—		166	(2)
	As of June 30, 2020
Goodwill and intangible assets, net	985	152	278	—	—		1,415
Total assets	4,009	939	3,549	1,009	—		9,506
	Six Months Ended June 30, 2019
Net sales	1,256	330	1,754	—	(61)	(1)	3,279
Other (charges) gains, net (Note 12)	7	(84)	(1)	(16)	—		(94)
Operating profit (loss)	247	(4)	390	(127)	—		506
Equity in net earnings (loss) of affiliates	82	—	2	5	—		89
Depreciation and amortization	63	21	76	7	—		167
Capital expenditures	37	19	61	11	—		128	(2)
	As of December 31, 2019
Goodwill and intangible assets, net	999	153	234	—	—		1,386
Total assets	4,125	977	3,489	885	—		9,476
______________________________

(1)	Includes intersegment sales primarily related to the Acetyl Chain.

(2)	Includes a decrease in accrued capital expenditures of $41 million and $16 million for the six months ended June 30, 2020 and 2019, respectively.
18. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of June 30, 2020, the Company had $619 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $99 million of its remaining performance obligations as Net sales in 2020, $186 million in 2021, $126 million in 2022 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 7).
The Company does not have any material contract assets as of June 30, 2020.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In $ millions)
Engineered Materials
North America	111	180	273	376
Europe and Africa	183	269	443	571
Asia-Pacific	117	126	240	274
South America	9	18	27	35
Total	420	593	983	1,256

Acetate Tow
North America	27	33	48	67
Europe and Africa	68	67	139	130
Asia-Pacific	29	56	61	116
South America	3	8	8	17
Total	127	164	256	330

Acetyl Chain
North America	208	278	482	564
Europe and Africa	236	282	502	576
Asia-Pacific	190	252	397	508
South America	12	23	33	45
Total(1)	646	835	1,414	1,693
______________________________

(1)
Excludes intersegment sales of $16 million and $30 million for the three months ended June 30, 2020 and 2019, respectively. Excludes intersegment sales of $47 million and $61 million for the six months ended June 30, 2020 and 2019, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	110	210	335	548
Earnings (loss) from discontinued operations	(3)	(1)	(10)	(2)
Net earnings (loss)	107	209	325	546

Weighted average shares - basic	118,339,872	125,289,967	118,795,780	126,409,926
Incremental shares attributable to equity awards(1)	427,761	557,927	581,735	701,120
Weighted average shares - diluted	118,767,633	125,847,894	119,377,515	127,111,046
______________________________

(1)
Excludes 120,210 and 0 equity award shares for the three months ended June 30, 2020 and 2019, respectively, as their effect would have been antidilutive. Excludes 89,241 and 0 equity award shares for the six months ended June 30, 2020 and 2019, respectively, as their effect would have been antidilutive.

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
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company's outstanding debt, Common Stock dividends and Common Stock repurchases. The unaudited interim consolidating statements of cash flows for the six months ended June 30, 2020 and 2019 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows.
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
The unaudited interim consolidating financial statements for the Parent Guarantor, the Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	462	1,033	(302)	1,193
Cost of sales	—	—	(408)	(822)	279	(951)
Gross profit	—	—	54	211	(23)	242
Selling, general and administrative expenses	—	—	(36)	(78)	—	(114)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(8)	(10)	—	(18)
Other (charges) gains, net	—	—	(5)	(16)	—	(21)
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	1	—	(1)
Operating profit (loss)	—	—	1	105	(23)	83
Equity in net earnings (loss) of affiliates	110	111	137	29	(356)	31
Non-operating pension and other postretirement employee benefit (expense) income	—	—	25	2	—	27
Interest expense	(4)	(10)	(25)	(3)	15	(27)
Interest income	—	9	5	2	(15)	1
Dividend income - equity investments	—	—	—	32	—	32
Other income (expense), net	—	(1)	(1)	2	—	—
Earnings (loss) from continuing operations before tax	106	109	142	169	(379)	147
Income tax (provision) benefit	1	1	(23)	(17)	3	(35)
Earnings (loss) from continuing operations	107	110	119	152	(376)	112
Earnings (loss) from operation of discontinued operations	—	—	(4)	—	—	(4)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(3)	—	—	(3)
Net earnings (loss)	107	110	116	152	(376)	109
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	107	110	116	150	(376)	107

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	586	1,298	(292)	1,592
Cost of sales	—	—	(443)	(1,020)	294	(1,169)
Gross profit	—	—	143	278	2	423
Selling, general and administrative expenses	—	—	(39)	(79)	—	(118)
Amortization of intangible assets	—	—	(2)	(4)	—	(6)
Research and development expenses	—	—	(7)	(10)	—	(17)
Other (charges) gains, net	—	—	(5)	(93)	—	(98)
Foreign exchange gain (loss), net	—	—	—	1	—	1
Gain (loss) on disposition of businesses and assets, net	—	—	(2)	3	—	1
Operating profit (loss)	—	—	88	96	2	186
Equity in net earnings (loss) of affiliates	209	210	122	34	(536)	39
Non-operating pension and other postretirement employee benefit (expense) income	—	—	16	1	—	17
Interest expense	—	(9)	(35)	(13)	28	(29)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	18	11	1	(28)	2
Dividend income - equity investments	—	—	—	30	—	30
Other income (expense), net	—	(4)	—	2	—	(2)
Earnings (loss) from continuing operations before tax	209	211	202	151	(534)	239
Income tax (provision) benefit	—	(2)	(23)	(3)	—	(28)
Earnings (loss) from continuing operations	209	209	179	148	(534)	211
Earnings (loss) from operation of discontinued operations	—	—	(2)	—	—	(2)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(1)	—	—	(1)
Net earnings (loss)	209	209	178	148	(534)	210
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net earnings (loss) attributable to Celanese Corporation	209	209	178	147	(534)	209

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,022	2,236	(605)	2,653
Cost of sales	—	—	(868)	(1,768)	573	(2,063)
Gross profit	—	—	154	468	(32)	590
Selling, general and administrative expenses	—	—	(90)	(149)	—	(239)
Amortization of intangible assets	—	—	(4)	(7)	—	(11)
Research and development expenses	—	—	(15)	(20)	—	(35)
Other (charges) gains, net	—	—	(13)	(14)	—	(27)
Foreign exchange gain (loss), net	—	—	(1)	1	—	—
Gain (loss) on disposition of businesses and assets, net	—	—	(4)	3	—	(1)
Operating profit (loss)	—	—	27	282	(32)	277
Equity in net earnings (loss) of affiliates	336	333	325	80	(986)	88
Non-operating pension and other postretirement employee benefit (expense) income	—	—	50	5	—	55
Interest expense	(12)	(19)	(55)	(8)	39	(55)
Interest income	—	22	15	6	(40)	3
Dividend income - equity investments	—	—	—	68	1	69
Other income (expense), net	—	7	—	(5)	—	2
Earnings (loss) from continuing operations before tax	324	343	362	428	(1,018)	439
Income tax (provision) benefit	1	(7)	(18)	(80)	4	(100)
Earnings (loss) from continuing operations	325	336	344	348	(1,014)	339
Earnings (loss) from operation of discontinued operations	—	—	(4)	(7)	—	(11)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(3)	(7)	—	(10)
Net earnings (loss)	325	336	341	341	(1,014)	329
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net earnings (loss) attributable to Celanese Corporation	325	336	341	337	(1,014)	325

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net sales	—	—	1,210	2,671	(602)	3,279
Cost of sales	—	—	(901)	(2,097)	595	(2,403)
Gross profit	—	—	309	574	(7)	876
Selling, general and administrative expenses	—	—	(79)	(159)	—	(238)
Amortization of intangible assets	—	—	(4)	(8)	—	(12)
Research and development expenses	—	—	(13)	(20)	—	(33)
Other (charges) gains, net	—	—	(5)	(89)	—	(94)
Foreign exchange gain (loss), net	—	—	—	6	—	6
Gain (loss) on disposition of businesses and assets, net	—	—	(4)	5	—	1
Operating profit (loss)	—	—	204	309	(7)	506
Equity in net earnings (loss) of affiliates	546	547	339	77	(1,420)	89
Non-operating pension and other postretirement employee benefit (expense) income	—	—	31	3	—	34
Interest expense	—	(19)	(66)	(20)	45	(60)
Refinancing expense	—	(4)	—	—	—	(4)
Interest income	—	31	13	4	(45)	3
Dividend income - equity investments	—	—	—	62	—	62
Other income (expense), net	—	(3)	—	(3)	—	(6)
Earnings (loss) from continuing operations before tax	546	552	521	432	(1,427)	624
Income tax (provision) benefit	—	(6)	(30)	(39)	1	(74)
Earnings (loss) from continuing operations	546	546	491	393	(1,426)	550
Earnings (loss) from operation of discontinued operations	—	—	(3)	—	—	(3)
Income tax (provision) benefit from discontinued operations	—	—	1	—	—	1
Earnings (loss) from discontinued operations	—	—	(2)	—	—	(2)
Net earnings (loss)	546	546	489	393	(1,426)	548
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net earnings (loss) attributable to Celanese Corporation	546	546	489	391	(1,426)	546

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	107	110	116	152	(376)	109
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(6)	(6)	15	18	(27)	(6)
Gain (loss) on cash flow hedges	1	1	3	2	(6)	1
Total other comprehensive income (loss), net of tax	(5)	(5)	18	20	(33)	(5)
Total comprehensive income (loss), net of tax	102	105	134	172	(409)	104
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	102	105	134	170	(409)	102

	Three Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	209	209	178	148	(534)	210
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(11)	(11)	2	4	5	(11)
Gain (loss) on cash flow hedges	(13)	(13)	(3)	(3)	19	(13)
Total other comprehensive income (loss), net of tax	(24)	(24)	(1)	1	24	(24)
Total comprehensive income (loss), net of tax	185	185	177	149	(510)	186
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Celanese Corporation	185	185	177	148	(510)	185

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	325	336	341	341	(1,014)	329
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(8)	(8)	(29)	(36)	73	(8)
Gain (loss) on cash flow hedges	(38)	(38)	2	2	34	(38)
Total other comprehensive income (loss), net of tax	(46)	(46)	(27)	(34)	107	(46)
Total comprehensive income (loss), net of tax	279	290	314	307	(907)	283
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to Celanese Corporation	279	290	314	303	(907)	279

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net earnings (loss)	546	546	489	393	(1,426)	548
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(4)	(4)	(16)	(20)	40	(4)
Gain (loss) on cash flow hedges	(16)	(16)	3	5	8	(16)
Total other comprehensive income (loss), net of tax	(20)	(20)	(13)	(15)	48	(20)
Total comprehensive income (loss), net of tax	526	526	476	378	(1,378)	528
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Celanese Corporation	526	526	476	376	(1,378)	526

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of June 30, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	28	511	—	539
Trade receivables - third party and affiliates	—	—	146	732	(149)	729
Non-trade receivables, net	58	2,999	2,103	1,126	(5,974)	312
Inventories, net	—	—	381	729	(79)	1,031
Marketable securities	—	—	21	15	—	36
Other assets	—	25	27	38	(28)	62
Total current assets	58	3,024	2,706	3,151	(6,230)	2,709
Investments in affiliates	4,350	5,515	4,421	824	(14,153)	957
Property, plant and equipment, net	—	—	1,501	2,224	—	3,725
Operating lease right-of-use assets	—	—	49	152	—	201
Deferred income taxes	—	—	—	102	(2)	100
Other assets	—	22	228	159	(10)	399
Goodwill	—	—	398	700	—	1,098
Intangible assets, net	—	—	121	196	—	317
Total assets	4,408	8,561	9,424	7,508	(20,395)	9,506
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,921	1,192	3,077	231	(5,376)	1,045
Trade payables - third party and affiliates	—	—	270	478	(149)	599
Other liabilities	—	136	169	392	(125)	572
Income taxes payable	—	—	475	76	(505)	46
Total current liabilities	1,921	1,328	3,991	1,177	(6,155)	2,262
Noncurrent Liabilities
Long-term debt	—	2,881	26	82	—	2,989
Deferred income taxes	—	—	97	161	(2)	256
Uncertain tax positions	—	2	—	174	13	189
Benefit obligations	—	—	248	331	—	579
Operating lease liabilities	—	—	40	143	—	183
Other liabilities	—	—	93	119	(33)	179
Total noncurrent liabilities	—	2,883	504	1,010	(22)	4,375
Total Celanese Corporation stockholders' equity	2,487	4,350	4,929	4,939	(14,218)	2,487
Noncontrolling interests	—	—	—	382	—	382
Total equity	2,487	4,350	4,929	5,321	(14,218)	2,869
Total liabilities and equity	4,408	8,561	9,424	7,508	(20,395)	9,506

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATING BALANCE SHEET

	As of December 31, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
ASSETS
Current Assets
Cash and cash equivalents	—	—	16	447	—	463
Trade receivables - third party and affiliates	—	—	122	851	(123)	850
Non-trade receivables, net	56	1,188	1,925	743	(3,581)	331
Inventories, net	—	—	360	725	(47)	1,038
Marketable securities	—	—	24	16	—	40
Other assets	—	36	11	38	(42)	43
Total current assets	56	1,224	2,458	2,820	(3,793)	2,765
Investments in affiliates	4,064	5,217	4,206	841	(13,353)	975
Property, plant and equipment, net	—	—	1,461	2,252	—	3,713
Operating lease right-of-use assets	—	—	50	153	—	203
Deferred income taxes	—	—	—	101	(5)	96
Other assets	—	1,661	195	445	(1,963)	338
Goodwill	—	—	399	675	—	1,074
Intangible assets, net	—	—	125	187	—	312
Total assets	4,120	8,102	8,894	7,474	(19,114)	9,476
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,596	374	1,089	385	(2,948)	496
Trade payables - third party and affiliates	17	—	333	553	(123)	780
Other liabilities	—	49	188	397	(173)	461
Income taxes payable	—	—	439	80	(502)	17
Total current liabilities	1,613	423	2,049	1,415	(3,746)	1,754
Noncurrent Liabilities
Long-term debt	—	3,565	1,677	101	(1,934)	3,409
Deferred income taxes	—	3	101	158	(5)	257
Uncertain tax positions	—	—	—	169	(4)	165
Benefit obligations	—	—	257	332	—	589
Operating lease liabilities	—	—	40	140	1	181
Other liabilities	—	47	93	118	(35)	223
Total noncurrent liabilities	—	3,615	2,168	1,018	(1,977)	4,824
Total Celanese Corporation stockholders' equity	2,507	4,064	4,677	4,650	(13,391)	2,507
Noncontrolling interests	—	—	—	391	—	391
Total equity	2,507	4,064	4,677	5,041	(13,391)	2,898
Total liabilities and equity	4,120	8,102	8,894	7,474	(19,114)	9,476

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2020
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	315	(339)	256	406	—	638
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(127)	(80)	—	(207)
Acquisitions, net of cash acquired	—	—	(5)	(83)	—	(88)
Proceeds from sale of businesses and assets, net	—	—	—	3	—	3
Return of capital from subsidiary	—	—	23	—	(23)	—
Intercompany loan receipts (disbursements)	—	—	(88)	(67)	155	—
Other, net	—	—	(8)	(9)	—	(17)
Net cash provided by (used in) investing activities	—	—	(205)	(236)	132	(309)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	(28)	(17)	—	(91)	(136)
Proceeds from short-term borrowings	—	300	—	6	—	306
Repayments of short-term borrowings	—	—	—	(50)	—	(50)
Proceeds from long-term debt	—	339	—	—	(339)	—
Repayments of long-term debt	—	(272)	(2)	(17)	275	(16)
Purchases of treasury stock, including related fees	(167)	—	—	—	—	(167)
Common stock dividends	(148)	—	—	—	—	(148)
Return of capital to parent	—	—	—	(23)	23	—
Distributions to noncontrolling interests	—	—	—	(13)	—	(13)
Other, net	—	—	(20)	(4)	—	(24)
Net cash provided by (used in) financing activities	(315)	339	(39)	(101)	(132)	(248)
Exchange rate effects on cash and cash equivalents	—	—	—	(5)	—	(5)
Net increase (decrease) in cash and cash equivalents	—	—	12	64	—	76
Cash and cash equivalents as of beginning of period	—	—	16	447	—	463
Cash and cash equivalents as of end of period	—	—	28	511	—	539

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2019
	Parent Guarantor	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In $ millions)
Net cash provided by (used in) operating activities	636	(31)	1,052	635	(1,561)	731
Investing Activities
Capital expenditures on property, plant and equipment	—	—	(83)	(61)	—	(144)
Acquisitions, net of cash acquired	—	—	(31)	(60)	—	(91)
Return of capital from subsidiary	—	—	7	—	(7)	—
Intercompany loan receipts (disbursements)	—	—	(653)	—	653	—
Other, net	—	—	2	(10)	—	(8)
Net cash provided by (used in) investing activities	—	—	(758)	(131)	646	(243)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	—	149	3	(4)	(43)	105
Proceeds from short-term borrowings	—	—	—	610	(610)	—
Repayments of short-term borrowings	—	—	—	(12)	—	(12)
Proceeds from long-term debt	—	499	—	—	—	499
Repayments of long-term debt	—	(335)	(1)	(12)	—	(348)
Purchases of treasury stock, including related fees	(488)	—	—	—	—	(488)
Dividends to parent	—	(272)	(251)	(1,038)	1,561	—
Common stock dividends	(148)	—	—	—	—	(148)
Return of capital to parent	—	—	—	(7)	7	—
Distributions to noncontrolling interests	—	—	—	(7)	—	(7)
Other, net	—	(10)	(24)	(4)	—	(38)
Net cash provided by (used in) financing activities	(636)	31	(273)	(474)	915	(437)
Exchange rate effects on cash and cash equivalents	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	21	31	—	52
Cash and cash equivalents as of beginning of period	—	—	30	409	—	439
Cash and cash equivalents as of end of period	—	—	51	440	—	491

21. Subsequent Events
Accounts Receivable Securitization
On July 6, 2020, the Company entered into an amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its US accounts receivable securitization facility among Celanese International Corporation, as servicer, certain of the Company's domestic subsidiaries, the Company's SPE, PNC Bank, National Association ("PNC Bank") and SMBC, as the Purchasers, and PNC Bank as administrator. The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables and request letters of credit until July 2, 2021 or upon a termination event, and contains certain representations, warranties and covenants. Under the Amended Receivables Purchase Agreement, transfers of US accounts receivable from the subsidiaries to the SPE are treated as sales and are accounted for as reductions in Trade receivables because the agreement transfers effective control over and risk related to the US accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred US accounts receivable, other than collection and administrative responsibilities and, once sold, the US accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. As a result, on July 6, 2020, the Company sold $87 million of its US accounts receivable to the Purchasers and repaid $87 million of borrowings from the US accounts receivable securitization facility. These sales were transacted at 100% of the face value of the relevant US accounts receivable, resulting in derecognition of the US accounts receivables from the Company's unaudited consolidated balance sheet. Unsold US accounts receivable of $30 million were pledged by the SPE as collateral to the Purchasers.
Sale of Polyplastics Co., Ltd. Joint Venture Equity Interest
On July 20, 2020, Celanese and a certain subsidiary entered into a definitive agreement to sell its 45% joint venture equity interest in its strategic affiliate, Polyplastics Co., Ltd. ("Polyplastics"), to its joint venture partner Daicel Corporation ("Daicel"), for a purchase price of approximately $1.6 billion in cash.
In addition to the sale of the Company's 45% equity interest in Polyplastics, the agreement provides for the amendment of certain supply agreements and the execution of certain intellectual property licenses between Celanese, certain of its affiliates and Polyplastics and Daicel, as applicable, as well as the termination of certain agreements and a mutual release of liabilities under such terminated agreements.
The transaction is currently expected to close in the second half of 2020, subject to possible extension. Consummation of the transaction is subject to customary closing conditions, including, among others, receipt of certain antitrust approvals, accuracy of representations and warranties, and performance by the parties of their respective covenants. Until the closing, Polyplastics will continue to operate under its current joint venture ownership structure and will continue to pay dividends in accordance with the existing joint venture agreements. Equity investment in earnings and dividends from Polyplastics are included in the Company's Engineered Materials segment.

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
COVID-19 Update
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which originated in China and has spread throughout the world to substantially all locations where we have offices, production facilities, customers and suppliers, creating a dynamic and challenging situation worldwide. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health safety measures.
Our employees' health and well-being continue to be of vital importance. We have implemented contingency planning, and employees who can work remotely are doing so from their homes to a significant extent. For employees who are considered essential and are working in plants, we have implemented government recommended protocols and best practices related to social distancing and best hygiene practices, including the use of additional personal protective equipment and enhanced cleaning protocols, where appropriate. We have also restricted visitor access and non-essential business travel. We have a global crisis team in place monitoring the evolving situation and recommending risk mitigation actions, including workplace health and safety measures. We also have site activation teams at all locations to guide and implement our careful return-to-office efforts in accordance with government regulations and recommended protocols. Our presence in China provided us with an advance view of how COVID-19 scenarios can unfold as well as the importance of taking early action.
We operate within a geographically-balanced global footprint and have the ability to utilize different production and distribution strategies depending on the business and product to satisfy customer demands. We continue to pursue our existing operational strategy. Since our industry is considered essential by the local governments in the majority of the areas we operate, most of our plants continue to be operational, and we have been able to maintain a largely consistent supply chain. However, as customer demand has weakened, we have temporarily reduced run rates at, and in some instances temporarily idled, certain of our plants to reduce costs and inventory levels. During the three and six months ended June 30, 2020, the effects of COVID-19 and related actions to control its spread had a significant, negative impact on the operating results of our Engineered Materials and Acetyl Chain segments, as discussed in more detail in the individual reporting segment sections below. We expect the declines in consumer demand, particularly in the Western Hemisphere, to continue to work through the relevant value chains through the second half of 2020. In Engineered Materials, our most impacted end markets reflect a significant decrease in big-ticket discretionary spending among consumers for items such as automobiles, electronics and appliances, as well as reduced spending on materials for industrial and construction applications and in medical applications, due to the delay in elective surgeries. Other application areas including food and beverage, pharma and 5G infrastructure are more resilient. In the Acetyl Chain, we benefit from a highly diversified set of end-uses with less exposure, relative to others in the industry, to end markets that have been most acutely impacted by COVID-19, like automotive. However, the historically low acetic acid pricing, along with the recent developments with global oil markets, continue to present a deflationary environment for the Acetyl Chain business. At the same time, we see resiliency and even growth in some applications within all of our segments, including packaging, hygiene products, disinfectants, pharma and cigarettes. We anticipate that our operations will continue to be negatively impacted on a short-term basis. We currently anticipate that customer demand and our results of operations should begin to normalize in 2021, absent a similar resurgence of COVID-19 and as the economies in which we operate begin to recover.
We have taken, and will continue to take, actions to mitigate the impact of COVID-19 on our results of operations, financial condition and cash flow. Through the capacity reductions we have implemented at our plants, we are managing inventory levels, reducing our manufacturing costs and optimizing our working capital. We have reduced discretionary spending such as travel and other corporate functional expenses. Although significant layoffs have not occurred within the Company during the three and six months ended June 30, 2020, some positions have been eliminated under a global restructuring program implemented largely as a result of cost cutting initiatives due to the current global economic environment. We have also engaged in temporary, targeted furloughs where plant operations have been reduced.
We are actively managing our business to maintain cash flow, and we believe that liquidity from (i) cash generated from operations; (ii) cash on hand; (iii) dividends from our portfolio of strategic investments; and (iv) cash available from our senior unsecured revolving credit facility and our accounts receivable securitization facility, will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future. We remain in compliance with the financial covenants under our senior unsecured revolving credit facility and short-term bilateral term loans and expect to remain in compliance based on our current expectation of future results of operations.
To preserve our cash balances and maintain liquidity, we have reduced our capital expenditures forecast from $500 million to less than $350 million for the full year 2020, prioritizing those projects that continue to drive productivity for us in the near-term. We remain fully committed to our current cash dividend. During the three months ended June 30, 2020, we temporarily paused share repurchases and will maintain current liquidity levels before deploying any discretionary operating cash flow for such share repurchases.
The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted. For further information regarding the impact COVID-19 could have on our business, financial condition and results of operations, see Part II - Item 1A. Risk Factors. For further discussion of our liquidity condition, see Liquidity and Capital Resources in this Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

•
compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, cyber security incidents, terrorism or political unrest, public health crises (including, but not limited to, the COVID-19 outbreak), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war or terrorist incidents or as a result of weather, natural disasters, or other crises including public health crises;

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
Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,193	1,592	(399)	2,653	3,279	(626)
Gross profit	242	423	(181)	590	876	(286)
Selling, general and administrative ("SG&A") expenses	(114)	(118)	4	(239)	(238)	(1)
Other (charges) gains, net	(21)	(98)	77	(27)	(94)	67
Operating profit (loss)	83	186	(103)	277	506	(229)
Equity in net earnings (loss) of affiliates	31	39	(8)	88	89	(1)
Non-operating pension and other postretirement employee benefit (expense) income	27	17	10	55	34	21
Interest expense	(27)	(29)	2	(55)	(60)	5
Dividend income - equity investments	32	30	2	69	62	7
Earnings (loss) from continuing operations before tax	147	239	(92)	439	624	(185)
Earnings (loss) from continuing operations	112	211	(99)	339	550	(211)
Earnings (loss) from discontinued operations	(3)	(1)	(2)	(10)	(2)	(8)
Net earnings (loss)	109	210	(101)	329	548	(219)
Net earnings (loss) attributable to Celanese Corporation	107	209	(102)	325	546	(221)
Other Data
Depreciation and amortization	87	84	3	172	167	5
SG&A expenses as a percentage of Net sales	9.6%	7.4%		9.0%	7.3%
Operating margin(1)	7.0%	11.7%		10.4%	15.4%
Other (charges) gains, net
Restructuring	(2)	(15)	13	(8)	(14)	6
Asset impairments	(25)	(83)	58	(29)	(83)	54
Plant/office closures	6	—	6	5	(1)	6
Commercial disputes	1	—	1	6	4	2
European Commission investigation	(2)	—	(2)	(2)	—	(2)
Other	1	—	1	1	—	1
Total Other (charges) gains, net	(21)	(98)	77	(27)	(94)	67
______________________________

(1)	Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2020	As of December 31, 2019
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	539	463

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,045	496
Long-term debt, net of unamortized deferred financing costs	2,989	3,409
Total debt	4,034	3,905
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(27)	(1)	(1)	—	(29)
Acetate Tow	(18)	(5)	—	—	(23)
Acetyl Chain	(14)	(8)	(1)	—	(23)
Total Company	(20)	(5)	(1)	1	(25)
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(18)	(3)	(1)	—	(22)
Acetate Tow	(17)	(5)	—	—	(22)
Acetyl Chain	(9)	(8)	(1)	1	(17)
Total Company	(13)	(6)	(1)	1	(19)
Consolidated Results
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net sales decreased $399 million, or 25%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•
lower volume across all of our segments, primarily driven by our Engineered Materials and Acetyl Chain segments due to a continued deterioration of global economic conditions and global reduction in the customer demand environment as a result of the COVID-19 pandemic; and

•	lower pricing across all of our segments.
Operating profit decreased $103 million, or 55%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales across all of our segments;

partially offset by:

•
a favorable impact to Other (charges) gains, net. During the three months ended June 30, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and

•	lower raw material costs within our Acetyl Chain and Engineered Materials segments.
Equity in net earnings (loss) of affiliates decreased $8 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	a decrease in equity investment in earnings of $6 million from our Ibn Sina strategic affiliate, primarily as a result of continued deterioration of global economic conditions.
Our effective income tax rate for the three months ended June 30, 2020 was 24% compared to 12% for the same period in 2019. The higher effective income tax rate for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to adjustments to the recorded impacts of certain uncertain tax positions due to available tax attribute carryforwards and the increased tax rate impact of such items due to lower earnings in the current year due to the COVID-19 pandemic. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net sales decreased $626 million, or 19%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•
lower volume across all of our segments, primarily due to a continued deterioration of global economic conditions and global reduction in the customer demand environment as a result of the COVID-19 pandemic; and

•	lower pricing across all of our segments.
Operating profit decreased $229 million, or 45%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales across all of our segments; and

•	higher plant turnaround and spending costs in our Engineered Materials and Acetyl Chain segments;
partially offset by:

•	lower raw material costs within our Acetyl Chain and Engineered Materials segments; and

•
a favorable impact to Other (charges) gains, net. During the six months ended June 30, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Our effective income tax rate for the six months ended June 30, 2020 was 23% compared to 12% for the same period in 2019. The higher effective income tax rate for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to adjustments to the recorded impacts of certain uncertain tax positions due to available tax attribute carryforwards, the impact of functional currency differences in offshore jurisdictions and the increased tax rate impact of such items due to lower earnings in the current year due to the COVID-19 pandemic. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2020	2019			2020	2019
	(unaudited)
	(In $ millions, except percentages)
Net sales	420	593	(173)	(29.2)%	983	1,256	(273)	(21.7)%
Net Sales Variance
Volume	(27)%				(18)%
Price	(1)%				(3)%
Currency	(1)%				(1)%
Other	—%				—%
Other (charges) gains, net	(25)	(8)	(17)	(212.5)%	(25)	7	(32)	(457.1)%
Operating profit (loss)	(13)	103	(116)	(112.6)%	89	247	(158)	(64.0)%
Operating margin	(3.1)%	17.4%			9.1%	19.7%
Equity in net earnings (loss) of affiliates	26	36	(10)	(27.8)%	79	82	(3)	(3.7)%
Depreciation and amortization	32	31	1	3.2%	66	63	3	4.8%
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
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net sales decreased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower volume for most of our products driven by a continued deterioration of global economic conditions as a result of the COVID-19 pandemic;

•	lower pricing for most of our products, primarily due to a continued reduction in customer demand, as well as customer and product mix; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales;

•	higher spending costs of $33 million, primarily as a result of plant turnaround activity and associated inventory costs; and

•
an unfavorable impact of $17 million to Other (charges) gains, net. During the three months ended June 30, 2020, we recorded a $25 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at our facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy, partially offset by lower employee termination benefits related to business optimization projects in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;
partially offset by:

•	lower raw material costs for most of our products.
Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	a decrease in equity investment in earnings of $6 million from our Ibn Sina strategic affiliate, primarily as a result of continued deterioration of global economic conditions.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net sales decreased for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower volume for most of our products driven by a continued deterioration of global economic conditions as a result of the COVID-19 pandemic;

•	lower pricing for most of our products, primarily due to a continued reduction in customer demand, as well as customer and product mix; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales;

•	higher spending costs of $40 million, primarily as a result of plant turnaround activity and associated inventory costs; and

•
an unfavorable impact of $32 million to Other (charges) gains, net. During the six months ended June 30, 2020, we recorded a $25 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at our facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy, partially offset by lower employee termination benefits related to business optimization projects in the current year. During the six months ended June 30, 2019, we also recorded a $15 million gain related to a settlement of a commercial dispute from a previous acquisition, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	lower raw material costs for most of our products.

Acetate Tow

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2020	2019			2020	2019
	(unaudited)
	(In $ millions, except percentages)
Net sales	127	164	(37)	(22.6)%	256	330	(74)	(22.4)%
Net Sales Variance
Volume	(18)%				(17)%
Price	(5)%				(5)%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	—	(84)	84	100.0%	(1)	(84)	83	98.8%
Operating profit (loss)	31	(44)	75	170.5%	58	(4)	62	1,550.0%
Operating margin	24.4%	(26.8)%			22.7%	(1.2)%
Dividend income - equity investments	32	29	3	10.3%	69	61	8	13.1%
Depreciation and amortization	9	11	(2)	(18.2)%	17	21	(4)	(19.0)%
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
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net sales decreased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower acetate flake volume, primarily due to the expiration of an acetate flake contract;

•	lower acetate tow volume, consistent with global demand reduction; and

•	lower acetate tow pricing, primarily due to customer mix.
Operating profit increased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•
a favorable impact of $84 million to Other (charges) gains, net. During the three months ended June 30, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

•	lower energy costs of $8 million, primarily related to the closure of our acetate flake manufacturing unit in Ocotlán, Mexico in the prior year; and

•	lower spending of $5 million, primarily due to a reduction in operating costs as a result of the closure of our acetate flake manufacturing unit in Ocotlán, Mexico in the prior year;
partially offset by:

•	lower Net sales.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net sales decreased for the six months ended June 30, 2020 compared to the same period in 2019.

•	lower acetate flake volume, primarily due to the expiration of an acetate flake contract;

•	lower acetate tow volume, consistent with global demand reduction; and

•	lower acetate tow pricing, primarily due to customer mix.
Operating profit increased for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•
a favorable impact of $83 million to Other (charges) gains, net. During the six months ended June 30, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

•	lower energy costs of $15 million, primarily related to the closure of our acetate flake manufacturing unit in Ocotlán, Mexico in the prior year; and

•	lower spending of $4 million, primarily due to a reduction in operating costs due to the closure of our acetate flake manufacturing unit in Ocotlán, Mexico in the prior year;
partially offset by:

•	lower Net sales.
Dividend income from equity investments increased for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	higher earnings from our acetate tow joint ventures related to the expiration of an acetate flake contract, which was assumed by Nantong Cellulose Fibers Co. Ltd.

Acetyl Chain

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2020	2019			2020	2019
	(unaudited)
	(In $ millions, except percentages)
Net sales	662	865	(203)	(23.5)%	1,461	1,754	(293)	(16.7)%
Net Sales Variance
Volume	(14)%				(9)%
Price	(8)%				(8)%
Currency	(1)%				(1)%
Other	—%				1%
Other (charges) gains, net	5	(1)	6	600.0%	5	(1)	6	600.0%
Operating profit (loss)	121	188	(67)	(35.6)%	256	390	(134)	(34.4)%
Operating margin	18.3%	21.7%			17.5%	22.2%
Depreciation and amortization	42	38	4	10.5%	81	76	5	6.6%
Our Acetyl Chain segment includes the integrated chain of our intermediate chemistry, emulsion polymers, ethylene vinyl acetate ("EVA") polymers and redispersible powders businesses. Our intermediate chemistry business produces and supplies acetyl products, including acetic acid, vinyl acetate monomer ("VAM"), acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. It also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products. Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds, as well as select grades of low-density polyethylene. Our EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting. Our redispersible powders business produces polymer emulsions which are converted into powdered thermoplastic resin materials. Redispersible powders products are used in a variety of applications in the mortar industry, including decorative mortar, exterior insulation and finish systems, gypsum-based materials, plaster and render, self-leveling floor systems, skim coat and tile adhesives.
The pricing of products within the Acetyl Chain is influenced by industry utilization rates and changes in the cost of raw materials. Therefore, in general, there is a directional correlation between these factors and our Net sales for most Acetyl Chain products. This impact to pricing typically lags changes in raw material costs over months or quarters.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net sales decreased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•
lower volume for most of our products due to a continued global reduction in the customer demand environment as a result of the COVID-19 pandemic, partially offset by higher volume for redispersible powders due to the acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand ("Elotex");

•
lower pricing for most of our products, primarily due to a continued global reduction in the customer demand environment and an overall deflationary environment for raw materials as a result of the COVID-19 pandemic; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales; and

•	higher costs of $7 million, primarily related to our acquisition of Elotex;

partially offset by:

•
lower raw material costs, primarily for ethylene, methanol and carbon monoxide, with ethylene making up approximately one-half of the decrease and methanol and carbon monoxide making up the remainder of the decrease in raw material costs;

•	lower energy costs of $10 million, primarily related to lower energy prices;

•	a favorable impact of $8 million, primarily related to productivity initiatives; and

•
a favorable impact of $6 million to Other (charges) gains, net. During the three months ended June 30, 2020, we received a $6 million non-income tax credit from Nanjing, China. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net sales decreased for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•
lower volume for most of our products due to a continued global reduction in the customer demand environment as a result of the COVID-19 pandemic, partially offset by higher volume for redispersible powders due to our acquisition of Elotex;

•
lower pricing for most of our products, primarily due to a continued global reduction in the customer demand environment and an overall deflationary environment for raw materials as a result of the COVID-19 pandemic; and

•	an unfavorable currency impact resulting from a weaker Euro relative to the US dollar.
Operating profit decreased for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower Net sales;

•	higher plant turnaround costs of $17 million related to our joint venture, Fairway Methanol LLC ("Fairway"); and

•	higher costs of $13 million, primarily related to our acquisition of Elotex;
partially offset by:

•
lower raw material costs for ethylene, methanol and carbon monoxide, with ethylene making up approximately one-half of the decrease and methanol and carbon monoxide making up the remainder of the decrease in raw material costs;

•	lower energy costs of $14 million, primarily related to lower energy prices; and

•
a favorable impact of $6 million to Other (charges) gains, net. During the six months ended June 30, 2020, we received a $6 million non-income tax credit from Nanjing, China. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2020	2019			2020	2019
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(1)	(5)	4	80.0%	(6)	(16)	10	62.5%
Operating profit (loss)	(56)	(61)	5	8.2%	(126)	(127)	1	0.8%
Equity in net earnings (loss) of affiliates	5	2	3	150.0%	8	5	3	60.0%
Non-operating pension and other postretirement employee benefit (expense) income	27	17	10	58.8%	55	34	21	61.8%
Dividend income - equity investments	—	1	(1)	(100.0)%	—	1	(1)	(100.0)%
Depreciation and amortization	4	4	—	—%	8	7	1	14.3%
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
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Operating loss decreased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•
a favorable impact of $4 million to Other (charges) gains, net, primarily due to lower employee termination benefits related to business optimization projects in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.

Non-operating pension and other postretirement employee benefit income increased for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower interest cost and higher expected return on plan assets.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Operating loss decreased for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•
a favorable impact of $10 million to Other (charges) gains, net. During the six months ended June 30, 2019, we recorded an $11 million loss related to a settlement by our captive insurer with a former third-party customer, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:

•	an unfavorable currency impact of $6 million resulting from a weaker Euro relative to the US dollar.
Non-operating pension and other postretirement employee benefit income increased for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	lower interest cost and higher expected return on plan assets.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of June 30, 2020, we have $1.1 billion available for borrowing under our senior unsecured revolving credit facility and $5 million available under our accounts receivable securitization facility to assist, if required, in meeting our working capital needs and other contractual obligations.
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
On a stand-alone basis, Celanese and its immediate 100% owned subsidiary, Celanese US, have no material assets other than the stock of their subsidiaries and no independent external operations of their own. Accordingly, they generally depend on the cash flow of their subsidiaries and their ability to pay dividends and make other distributions to Celanese and Celanese US in order to meet their obligations, including their obligations under senior credit facilities and senior notes, and to pay dividends on our Common stock, par value $0.0001 per share ("Common Stock").
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
We remain in compliance with the financial covenants under our senior unsecured revolving credit facility and short-term bilateral term loans and expect to remain in compliance based on our current expectation of future results of operations. If our actual future results of operations differ materially from these expectations, including if a material and prolonged economic downturn results in increased indebtedness or substantially lower EBITDA, we may be required to seek an amendment or waiver of such covenant which may increase our borrowing costs under those debt instruments.
Cash Flows
Cash and cash equivalents increased $76 million to $539 million as of June 30, 2020 compared to December 31, 2019. As of June 30, 2020, $478 million of the $539 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the US, to fund operations. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

•	Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $93 million to $638 million for the six months ended June 30, 2020 compared to $731 million for the same period in 2019. Net cash provided by operating activities for the six months ended June 30, 2020 decreased, primarily due to:

•	a decrease in net earnings;
partially offset by:

•	a decrease in cash taxes paid of $56 million; and

•	a decrease in incentive compensation payouts of $50 million.

•	Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $66 million to $309 million for the six months ended June 30, 2020 compared to $243 million for the same period in 2019, primarily due to:

•	an increase of $63 million in capital expenditures related to growth and productivity improvements in our Engineered Materials and Acetyl Chain segments.

•	Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $189 million to $248 million for the six months ended June 30, 2020 compared to $437 million for the same period in 2019, primarily due to:

•	lower share repurchases of our Common Stock of $321 million during the six months ended June 30, 2020; and

•
an increase in net borrowings on short-term debt of $27 million, due to higher borrowings during the six months ended June 30, 2020 related to us entering into an aggregate of $300 million in short-term, bilateral term loans, which were primarily used to repay borrowings under our outstanding senior unsecured revolving credit facility;

partially offset by:

•
a decrease in net proceeds from long-term debt of $167 million, primarily due to the issuance of $500 million in principal amount of the 3.500% senior unsecured notes due May 8, 2024, partially offset by the redemption of the 3.250% senior unsecured notes, during the six months ended June 30, 2019, which did not recur in the current year.

Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2019 Form 10-K other than those disclosed above and in Note 8 - Debt in the accompanying unaudited interim consolidated financial statements.
Other Financing Arrangements
We have a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $110 million and $257 million of accounts receivable as of June 30, 2020 and December 31, 2019, respectively.
See Note 21 - Subsequent Events in the accompanying unaudited interim consolidated financial statements.
Share Capital
On July 15, 2020, our Board of Directors approved a $500 million increase in our Common Stock repurchase authorization. As of June 30, 2020, we had $1.1 billion remaining under the previous authorization. We also declared a quarterly cash dividend of $0.62 per share on our Common Stock on July 15, 2020, amounting to $73 million.
There have been no material changes to our share capital described in our 2019 Form 10-K other than those disclosed above and in Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2019 Form 10-K.

Sale of Polyplastics Co., Ltd. Joint Venture Equity Interest
On July 20, 2020, we entered into a definitive agreement to sell our 45% joint venture equity interest in our strategic affiliate, Polyplastics Co., Ltd., to our joint venture partner, Daicel Corporation, for a purchase price of approximately $1.6 billion in cash. See Note 21 - Subsequent Events in the accompanying unaudited interim consolidated financial statements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2020, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
The extent to which the novel coronavirus ("COVID-19") pandemic or similar public health crises will adversely impact our business, financial condition and results of operations remains highly uncertain and cannot be predicted.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and has reached substantially all locations where we and our customers and suppliers have offices and production facilities. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers. COVID-19 has significantly impacted our operations, and the extent to which COVID-19 continues to impact our operations or those of our customers or suppliers will depend on future developments and numerous factors, which are highly uncertain and cannot be predicted with confidence, including the duration and geographic spread of the outbreak, additional or modified government actions, new information that may emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.
The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

•	the duration, scope, severity and geographic spread of the outbreak;

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

•
business disruptions caused by actual or potential plant, workplace and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory and product testing, experiments and operations, staffing shortages, travel limitations, employee health issues, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, manufacturing sites and other important agencies and contractors;

•	the ability of our customers to pay for our products and services during and following the outbreak;

•	the impact of the outbreak on the financial markets and economic activity generally;

•	our ability to access usual sources of liquidity on reasonable terms; and

•	our ability to comply with the financial covenant in our Credit Agreement if a material and prolonged economic downturn results in increased indebtedness or substantially lower EBITDA.
The COVID-19 pandemic has significantly increased financial and economic volatility and uncertainty. The slowdown or downturn in the economy has had, and we expect will continue to have, a negative impact on many of our customers, as well as the end customers of products for which our products serve as materials and inputs. Our operations and financial results could be materially adversely impacted to the extent that the decline in certain customer orders continues or is materially greater than we have experienced to date during the COVID-19 pandemic or that we expect, or our expenses increase due to the impact of the pandemic, including as a result of impacts on our labor costs or productivity, supply chain disruptions or future actions by governments or businesses.
The COVID-19 pandemic continues to evolve, and it is unknown how long disruptions to our business operations resulting from the COVID-19 pandemic, including any disruptions relating to the ultimate geographic spread of the disease. However, any prolonging of the pandemic-related disruptions could have a material adverse impact on our business, financial condition and results of operations. We have monitored and will continue to monitor the situation closely.
In addition, the trading prices for our common stock and other chemical companies have been at certain times highly volatile as a result of the COVID-19 pandemic. If such volatility were to recur, we could face difficulties raising capital through equity or debt financings, or such financing transactions may be on unfavorable terms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended June 30, 2020 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
April 1-30, 2020	—	$—	—	$1,063,000,000
May 1-31, 2020	—	$—	—	$1,063,000,000
June 1-30, 2020	—	$—	—	$1,063,000,000
Total	—		—
______________________________

(1)	May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

(2)
As of June 30, 2020, our Board of Directors has authorized the repurchase of $5.4 billion of our Common Stock since February 2008. On July 15, 2020, the Board of Directors approved a $500 million increase in our Common Stock repurchase authorization.

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

3.2	Sixth Amended and Restated By-laws, amended effective July 15, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2019).

10.1*‡	Form of 2020 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

10.2
Transaction Agreement, dated July 20, 2020, among Celanese Corporation, Celanese Sales Netherlands B.V., Daicel Corporation and Polyplastics Company Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 20, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL.

*	Filed herewith.

‡	Indicates a management contract or compensatory plan or arrangement.

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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chairman of the Board of Directors,
Chief Executive Officer and President

	Date:	July 29, 2020

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	July 29, 2020