Form 10-Q
period 2020-09-30
Celanese Corp
filed 2020-10-26
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2020
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

Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of October 19, 2020 was 116,895,023.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2020

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In $ millions, except share and per share data)
Net sales	1,411	1,586	4,064	4,865
Cost of sales	(1,084)	(1,172)	(3,147)	(3,575)
Gross profit	327	414	917	1,290
Selling, general and administrative expenses	(106)	(120)	(345)	(358)
Amortization of intangible assets	(6)	(6)	(17)	(18)
Research and development expenses	(19)	(17)	(54)	(50)
Other (charges) gains, net	(10)	(7)	(37)	(101)
Foreign exchange gain (loss), net	(2)	(1)	(2)	5
Gain (loss) on disposition of businesses and assets, net	—	(3)	(1)	(2)
Operating profit (loss)	184	260	461	766
Equity in net earnings (loss) of affiliates	25	45	113	134
Non-operating pension and other postretirement employee benefit (expense) income	28	17	83	51
Interest expense	(28)	(27)	(83)	(87)
Refinancing expense	—	—	—	(4)
Interest income	1	1	4	4
Dividend income - equity investments	29	27	98	89
Other income (expense), net	2	—	4	(6)
Earnings (loss) from continuing operations before tax	241	323	680	947
Income tax (provision) benefit	(30)	(53)	(130)	(127)
Earnings (loss) from continuing operations	211	270	550	820
Earnings (loss) from operation of discontinued operations	(2)	(6)	(13)	(9)
Income tax (provision) benefit from discontinued operations	—	1	1	2
Earnings (loss) from discontinued operations	(2)	(5)	(12)	(7)
Net earnings (loss)	209	265	538	813
Net (earnings) loss attributable to noncontrolling interests	(2)	(2)	(6)	(4)
Net earnings (loss) attributable to Celanese Corporation	207	263	532	809
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	209	268	544	816
Earnings (loss) from discontinued operations	(2)	(5)	(12)	(7)
Net earnings (loss)	207	263	532	809
Earnings (loss) per common share - basic
Continuing operations	1.77	2.18	4.59	6.52
Discontinued operations	(0.02)	(0.04)	(0.10)	(0.06)
Net earnings (loss) - basic	1.75	2.14	4.49	6.46
Earnings (loss) per common share - diluted
Continuing operations	1.76	2.17	4.57	6.49
Discontinued operations	(0.01)	(0.04)	(0.10)	(0.06)
Net earnings (loss) - diluted	1.75	2.13	4.47	6.43
Weighted average shares - basic	118,045,476	122,699,859	118,543,853	125,159,647
Weighted average shares - diluted	118,564,820	123,299,664	119,119,203	125,868,829
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In $ millions)
Net earnings (loss)	209	265	538	813
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(3)	(7)	(11)	(11)
Gain (loss) on cash flow hedges	5	(32)	(33)	(48)
Total other comprehensive income (loss), net of tax	2	(39)	(44)	(59)
Total comprehensive income (loss), net of tax	211	226	494	754
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(2)	(6)	(4)
Comprehensive income (loss) attributable to Celanese Corporation	209	224	488	750

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2020	As of December 31, 2019
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents (variable interest entity restricted - 2020: $29; 2019: $57)	615	463
Trade receivables - third party and affiliates (net of allowance for doubtful accounts - 2020: $10; 2019: $9; variable interest entity restricted - 2020: $6; 2019: $6)	716	850
Non-trade receivables, net (variable interest entity restricted - 2020: $7; 2019: $0)	347	331
Inventories	1,001	1,038
Marketable securities	35	40
Other assets	57	43
Total current assets	2,771	2,765
Investments in affiliates	993	975
Property, plant and equipment (net of accumulated depreciation - 2020: $3,201; 2019: $2,957; variable interest entity restricted - 2020: $602; 2019: $622)	3,851	3,713
Operating lease right-of-use assets	210	203
Deferred income taxes	87	96
Other assets (variable interest entity restricted - 2020: $14; 2019: $9)	412	338
Goodwill	1,128	1,074
Intangible assets (variable interest entity restricted - 2020: $21; 2019: $22)	317	312
Total assets	9,769	9,476
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	958	496
Trade payables - third party and affiliates	699	780
Other liabilities	632	461
Income taxes payable	120	17
Total current liabilities	2,409	1,754
Long-term debt, net of unamortized deferred financing costs	3,140	3,409
Deferred income taxes	164	257
Uncertain tax positions	200	165
Benefit obligations	584	589
Operating lease liabilities	191	181
Other liabilities	197	223
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2020 and 2019: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2020: 169,373,705 issued and 117,229,789 outstanding; 2019: 168,973,172 issued and 119,555,207 outstanding)	—	—
Treasury stock, at cost (2020: 52,143,916 shares; 2019: 49,417,965 shares)	(4,106)	(3,846)
Additional paid-in capital	248	254
Retained earnings	6,710	6,399
Accumulated other comprehensive income (loss), net	(344)	(300)
Total Celanese Corporation stockholders' equity	2,508	2,507
Noncontrolling interests	376	391
Total equity	2,884	2,898
Total liabilities and equity	9,769	9,476

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	2020		2019
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	118,288,296	—	123,740,349	—
Purchases of treasury stock	(1,060,890)	—	(2,444,278)	—
Stock awards	2,383	—	37,232	—
Balance as of the end of the period	117,229,789	—	121,333,303	—
Treasury Stock
Balance as of the beginning of the period	51,083,026	(3,995)	45,170,482	(3,347)
Purchases of treasury stock, including related fees	1,060,890	(111)	2,444,278	(275)
Balance as of the end of the period	52,143,916	(4,106)	47,614,760	(3,622)
Additional Paid-In Capital
Balance as of the beginning of the period		252		233
Stock-based compensation, net of tax		(4)		11
Balance as of the end of the period		248		244
Retained Earnings
Balance as of the beginning of the period		6,576		6,245
Net earnings (loss) attributable to Celanese Corporation		207		263
Common stock dividends		(73)		(77)
Balance as of the end of the period		6,710		6,431
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(346)		(267)
Other comprehensive income (loss), net of tax		2		(39)
Balance as of the end of the period		(344)		(306)
Total Celanese Corporation stockholders' equity		2,508		2,747
Noncontrolling Interests
Balance as of the beginning of the period		382		390
Net earnings (loss) attributable to noncontrolling interests		2		2
Distributions to noncontrolling interests		(8)		—
Balance as of the end of the period		376		392
Total equity		2,884		3,139

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2020		2019
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	119,555,207	—	128,095,849	—
Stock option exercises	—	—	14,045	—
Purchases of treasury stock	(2,770,321)	—	(7,334,433)	—
Stock awards	444,903	—	557,842	—
Balance as of the end of the period	117,229,789	—	121,333,303	—
Treasury Stock
Balance as of the beginning of the period	49,417,965	(3,846)	40,323,105	(2,849)
Purchases of treasury stock, including related fees	2,770,321	(261)	7,334,433	(775)
Issuance of treasury stock under stock plans	(44,370)	1	(42,778)	2
Balance as of the end of the period	52,143,916	(4,106)	47,614,760	(3,622)
Additional Paid-In Capital
Balance as of the beginning of the period		254		233
Stock-based compensation, net of tax		(6)		12
Stock option exercises, net of tax		—		(1)
Balance as of the end of the period		248		244
Retained Earnings
Balance as of the beginning of the period		6,399		5,847
Net earnings (loss) attributable to Celanese Corporation		532		809
Common stock dividends		(221)		(225)
Balance as of the end of the period		6,710		6,431
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(300)		(247)
Other comprehensive income (loss), net of tax		(44)		(59)
Balance as of the end of the period		(344)		(306)
Total Celanese Corporation stockholders' equity		2,508		2,747
Noncontrolling Interests
Balance as of the beginning of the period		391		395
Net earnings (loss) attributable to noncontrolling interests		6		4
Distributions to noncontrolling interests		(21)		(7)
Balance as of the end of the period		376		392
Total equity		2,884		3,139

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(In $ millions)
Operating Activities
Net earnings (loss)	538	813
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	31	83
Depreciation, amortization and accretion	265	265
Pension and postretirement net periodic benefit cost	(74)	(44)
Pension and postretirement contributions	(35)	(35)
Deferred income taxes, net	(90)	(21)
(Gain) loss on disposition of businesses and assets, net	1	2
Stock-based compensation	17	38
Undistributed earnings in unconsolidated affiliates	(2)	(8)
Other, net	15	15
Operating cash provided by (used in) discontinued operations	7	5
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	196	55
Inventories	78	34
Other assets	68	(36)
Trade payables - third party and affiliates	(57)	(44)
Other liabilities	111	6
Net cash provided by (used in) operating activities	1,069	1,128
Investing Activities
Capital expenditures on property, plant and equipment	(279)	(226)
Acquisitions, net of cash acquired	(100)	(91)
Proceeds from sale of businesses and assets, net	17	1
Other, net	(25)	(9)
Net cash provided by (used in) investing activities	(387)	(325)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	170	127
Proceeds from short-term borrowings	306	110
Repayments of short-term borrowings	(452)	(85)
Proceeds from long-term debt	—	499
Repayments of long-term debt	(23)	(354)
Purchases of treasury stock, including related fees	(272)	(763)
Common stock dividends	(221)	(225)
Distributions to noncontrolling interests	(21)	(7)
Other, net	(25)	(38)
Net cash provided by (used in) financing activities	(538)	(736)
Exchange rate effects on cash and cash equivalents	8	(9)
Net increase (decrease) in cash and cash equivalents	152	58
Cash and cash equivalents as of beginning of period	463	439
Cash and cash equivalents as of end of period	615	497

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year.
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
2. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.	The new guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	March 12, 2020 through December 31, 2022.	The Company has completed its assessment, and the adoption of the new guidance will not have a material impact to the Company.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.	The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in FASB Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"). The guidance also clarifies and amends existing guidance under Topic 740.	January 1, 2021. Early adoption is permitted.	The Company has completed its assessment and will adopt the new guidance effective January 1, 2021. The adoption of the new guidance will not have a material impact to the Company.

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

The carrying amount of the assets and liabilities associated with Fairway included in the unaudited consolidated balance sheets are as follows:

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Cash and cash equivalents	29	57
Trade receivables, net - third party and affiliates	11	12
Non-trade receivables, net	7	—
Property, plant and equipment (net of accumulated depreciation - 2020: $201; 2019: $174)	602	622
Other assets	14	9
Intangible assets (net of accumulated amortization - 2020: $5; 2019: $4)	21	22
Total assets(1)	684	722

Trade payables	13	24
Other liabilities(2)	10	5
Total debt	3	4
Deferred income taxes	4	4
Total liabilities	30	37
______________________________
(1)Joint venture assets can only be used to settle the obligations of Fairway.
(2)Primarily represents amounts owed by Fairway to the Company for reimbursement of expenditures.
Nonconsolidated Variable Interest Entities
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of September 30, 2020, relates primarily to the recovery of capital expenditures for certain property, plant and equipment.
The carrying amount of the assets and liabilities associated with the obligations to nonconsolidated VIEs, as well as the maximum exposure to loss relating to these nonconsolidated VIEs are as follows:

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Property, plant and equipment, net	100	31

Trade payables	27	30
Current installments of long-term debt	18	16
Long-term debt	104	41
Total liabilities	149	87

Maximum exposure to loss	262	113
The difference between the total liabilities associated with obligations to nonconsolidated VIEs and the maximum exposure to loss primarily represents take-or-pay obligations for services included in the Company's unconditional purchase obligations (Note 16).

4. Inventories

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Finished goods	683	718
Work-in-process	75	76
Raw materials and supplies	243	244
Total	1,001	1,038
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain		Total
	(In $ millions)
As of December 31, 2019	727	148	199		1,074
Acquisitions	—	—	26	(1)	26
Exchange rate changes	18	—	10		28
As of September 30, 2020	745	148	235		1,128
______________________________
(1)Represents goodwill related to the acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand ("Elotex").
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2020 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets		Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2019	42	667		44	56	809
Acquisitions	—	16	(1)	—	—	16
Exchange rate changes	—	18		1	—	19
As of September 30, 2020	42	701		45	56	844
Accumulated Amortization
As of December 31, 2019	(35)	(504)		(35)	(38)	(612)
Amortization	(1)	(12)		(2)	(2)	(17)
Exchange rate changes	(1)	(16)		(1)	1	(17)
As of September 30, 2020	(37)	(532)		(38)	(39)	(646)
Net book value	5	169		7	17	198
______________________________
(1)Related to acquired Elotex finite-lived intangible assets, with a weighted average amortization period of 14 years.

Indefinite-lived intangible assets are as follows:

	Trademarks and Trade Names
	(In $ millions)
As of December 31, 2019	115
Acquisitions	2	(1)
Accumulated impairment losses	(1)
Exchange rate changes	3
As of September 30, 2020	119
______________________________
(1)Related to acquired Elotex indefinite-lived intangible assets.
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or by utilizing the relief from royalty method under the income approach annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company recorded an impairment loss of $1 million in Other charges (gains), net (Note 12) to write-off the total net book value of a trade name included in the Engineered Materials segment. Other than this trade name, the estimated fair value for each of the Company's other indefinite-lived intangible assets exceeded the carrying value of the underlying asset by a substantial margin.
During the nine months ended September 30, 2020, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2021	22
2022	21
2023	19
2024	18
2025	18

6. Current Other Liabilities

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Asset retirement obligations	5	6
Benefit obligations (Note 9)	28	28
Customer rebates	44	63
Derivatives (Note 14)	101	8
Environmental (Note 10)	14	12
Insurance	5	6
Interest	28	29
Legal (Note 16)	105	105
Operating leases	31	29
Restructuring (Note 12)	13	13
Salaries and benefits	103	89
Sales and use tax/foreign withholding tax payable	116	35
Other	39	38
Total	632	461
7. Noncurrent Other Liabilities

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Asset retirement obligations	16	13
Deferred proceeds	45	43
Deferred revenue (Note 18)	4	6
Derivatives (Note 14)	8	50
Environmental (Note 10)	55	49
Insurance	41	34
Other	28	28
Total	197	223

8. Debt

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	429	28
Short-term borrowings, including amounts due to affiliates(1)	70	81
Revolving credit facility(2)	459	272
Accounts receivable securitization facility(3)	—	115
Total	958	496
______________________________
(1)The weighted average interest rate was 1.0% and 2.3% as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company entered into an aggregate of $300 million in short-term, bilateral term loans, which were repaid during the same period.
(2)The weighted average interest rate was 1.6% and 1.6% as of September 30, 2020 and December 31, 2019, respectively.
(3)The weighted average interest rate was 0.0% and 2.4% as of September 30, 2020 and December 31, 2019, respectively.

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	877	841
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	351	337
Senior unsecured notes due 2027, interest rate of 2.125%	582	558
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	166	167
Bank loans due at various dates through 2026(1)	8	9
Obligations under finance leases due at various dates through 2054	201	144
Subtotal	3,584	3,455
Unamortized debt issuance costs(2)	(15)	(18)
Current installments of long-term debt	(429)	(28)
Total	3,140	3,409
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of September 30, 2020 and December 31, 2019, respectively.
(2)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
The Company has a senior credit agreement (the "Credit Agreement") consisting of a $1.25 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2024. The Credit Agreement is guaranteed by Celanese, Celanese US and domestic subsidiaries together representing substantially all of the Company's US assets and business operations ("the Subsidiary Guarantors"). The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report on Form 10-Q.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of September 30, 2020
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	459
Available for borrowing(2)	791
______________________________
(1)The Company borrowed $685 million and repaid $503 million under its senior unsecured revolving credit facility during the nine months ended September 30, 2020.
(2)The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR or EURIBOR at current Company credit ratings.
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
Accounts Receivable Securitization Facility
On July 6, 2020, the Company entered into an amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its US accounts receivable securitization facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables until July 2, 2021. Under the Amended Receivables Purchase Agreement, transfers of US accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the US accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred US accounts receivable, other than collection and administrative responsibilities and, once sold, the US accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On July 6, 2020, the Company sold $87 million of its US accounts receivable and repaid $87 million of borrowings from the US accounts receivable securitization facility. These sales were transacted at 100% of the face value of the relevant US accounts receivable, resulting in derecognition of the US accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $337 million of accounts receivable under this agreement through September 30, 2020. Unsold US accounts receivable of $43 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2020.
European Factoring Agreement
The Company also has a factoring agreement in Europe with a financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $164 million and $257 million of accounts receivable under this factoring agreement through September 30, 2020 and December 31, 2019, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2020.

9. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	1	3	—	8	1	7	—
Interest cost	22	—	28	1	64	1	86	2
Expected return on plan assets	(50)	—	(46)	—	(149)	—	(139)	—
Special termination benefit	—	—	—	—	1	—	—	—
Total	(26)	1	(15)	1	(76)	2	(46)	2
Benefit obligation funding is as follows:

	As of September 30, 2020	Total Expected 2020
	(In $ millions)
Cash contributions to defined benefit pension plans	16	23
Benefit payments to nonqualified pension plans	16	20
Benefit payments to other postretirement benefit plans	3	5
Cash contributions to German multiemployer defined benefit pension plans(1)	6	8
______________________________
(1)The Company makes contributions based on specified percentages of employee contributions.
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
The components of environmental remediation liabilities are as follows:

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Demerger obligations (Note 16)	29	23
Divestiture obligations (Note 16)	14	12
Active sites	12	13
US Superfund sites	12	11
Other environmental remediation liabilities	2	2
Total	69	61

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
The Company declared a quarterly cash dividend of $0.62 per share on its Common Stock on October 14, 2020, amounting to $73 million. The cash dividend will be paid on November 10, 2020 to holders of record as of October 27, 2020.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

	Nine Months Ended September 30,		Total From February 2008 Through September 30, 2020
	2020	2019
Shares repurchased	2,770,321	7,334,433	59,649,299
Average purchase price per share	$94.44	$105.67	$74.00
Shares repurchased (in $ millions)	$261	$775	$4,414
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$500	$1,500	$5,866
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
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(10)	7	(3)	(4)	(3)	(7)
Gain (loss) on cash flow hedges	6	(1)	5	(33)	1	(32)
Total	(4)	6	2	(37)	(2)	(39)

	Nine Months Ended September 30,
	2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(10)	(1)	(11)	(3)	(8)	(11)
Gain (loss) on cash flow hedges	(44)	11	(33)	(55)	7	(48)
Total	(54)	10	(44)	(58)	(1)	(59)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretirement Benefits Gain (Loss) (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2019	(252)	(38)	(10)	(300)
Other comprehensive income (loss) before reclassifications	(10)	(46)	—	(56)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Income tax (provision) benefit	(1)	11	—	10
As of September 30, 2020	(263)	(71)	(10)	(344)
12. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In $ millions)
Restructuring	(9)	(6)	(17)	(20)
Asset impairments	(2)	—	(31)	(83)
Plant/office closures	1	(1)	6	(2)
Commercial disputes	—	—	6	4
European Commission investigation	—	—	(2)	—
Other	—	—	1	—
Total	(10)	(7)	(37)	(101)
During the nine months ended September 30, 2020, the Company determined that certain fixed assets at three manufacturing sites within Europe should be assessed for impairment based on the Company's intention to establish a Compounding Center of Excellence at its Forli, Italy manufacturing location by consolidating the compounding operations at its facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy into the Forli, Italy location. As a result, the Company concluded that certain long-lived assets were impaired. Accordingly, the Company recorded a long-lived asset impairment loss of $26 million, which was measured at the date of impairment. The asset impairment was included in the Company's Engineered Materials segment.
During the nine months ended September 30, 2020, the Company recorded a $4 million long-lived asset impairment loss related to the closure of its manufacturing operations in Lebanon, Tennessee. The long-lived asset impairment loss was measured at the date of impairment to write-down the related property, plant and equipment and was included in the Company's Engineered Materials segment.
During the nine months ended September 30, 2019, the Company recorded an $83 million long-lived asset impairment loss related to the closure of its acetate flake manufacturing operations in Ocotlán, Mexico. The long-lived asset impairment loss was measured at the date of impairment to write-off the related property, plant and equipment and was included in the Company's Acetate Tow segment.
During the nine months ended September 30, 2020, the Company recorded a $6 million gain within plant/office closures related to receipt of a non-income tax credit from Nanjing, China, which was included in the Company's Acetyl Chain segment.
During the nine months ended September 30, 2020, the Company recorded a $6 million gain within commercial disputes, primarily related to the receipt of a settlement claim from a previous acquisition that was included within the Company's Engineered Materials segment. During the nine months ended September 30, 2019, the Company recorded a $15 million gain within commercial disputes related to a settlement from a previous acquisition that was included within the Company's Engineered Materials segment. The Company also recorded an $11 million loss within commercial disputes related to a settlement with a former third-party customer, which was included within the Company's Other Activities segment.
During the nine months ended September 30, 2020 and 2019, the Company recorded $17 million and $20 million, respectively, of employee termination benefits primarily related to Company-wide business optimization projects.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2019	5	3	—	5	13
Additions	11	—	1	8	20
Cash payments	(5)	(2)	(1)	(9)	(17)
Other changes	(2)	—	—	(1)	(3)
As of September 30, 2020	9	1	—	3	13
13. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In percentages)
Effective income tax rate	12	16	19	13
The lower effective income tax rate for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to an income tax benefit of $16 million, related to the recognition of a net deferred tax asset, representing the Company's excess tax basis in an equity affiliate. This was partially offset by an increase in the valuation allowance on US foreign tax credits due to revised forecasts of foreign sourced income and expenses during the carryforward period.
The higher effective income tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to adjustments related to the impacts of certain uncertain tax positions due to available tax attribute carryforwards, the impact of functional currency differences in offshore jurisdictions and increases in the valuation allowance on US foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period. This was partially offset by the income tax benefit recorded for an equity affiliate, discussed above.
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
The US Treasury issued additional final and proposed guidance supplementing the TCJA provisions in 2019, which the Company does not expect to have a material impact on current or future income tax expense. The Company will continue to monitor the expected impacts on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period that the guidance is finalized or becomes effective.

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
14. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of September 30, 2020	As of December 31, 2019
	(In € millions)
Total	1,298	1,578

Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Total	400	400
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Total	699	692

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2020	2019	2020	2019
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	1	(13)	(5)	1	Cost of sales
Interest rate swaps	3	(19)	—	—	Interest expense
Total	4	(32)	(5)	1

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	(54)	48	—	—	N/A
Cross-currency swaps	(25)	22	—	—	N/A
Total	(79)	70	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(11)	9	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(11)	9

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2020	2019	2020	2019
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	4	(5)	(5)	5	Cost of sales
Interest rate swaps	(50)	(45)	—	—	Interest expense
Total	(46)	(50)	(5)	5

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	(39)	74	—	—	N/A
Cross-currency swaps	(3)	16	—	—	N/A
Total	(42)	90	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	7	9	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	7	9
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Derivative Assets
Gross amount recognized	23	16
Gross amount offset in the consolidated balance sheets	2	1
Net amount presented in the consolidated balance sheets	21	15
Gross amount not offset in the consolidated balance sheets	9	8
Net amount	12	7

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
Derivative Liabilities
Gross amount recognized	111	59
Gross amount offset in the consolidated balance sheets	2	1
Net amount presented in the consolidated balance sheets	109	58
Gross amount not offset in the consolidated balance sheets	9	8
Net amount	100	50
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of September 30, 2020
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	2	2	Current Other assets
Designated as Net Investment Hedges
Cross-currency swaps	—	14	14	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	5	5	Current Other assets
Total assets	—	21	21
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(90)	(90)	Current Other liabilities
Commodity swaps	—	(2)	(2)	Current Other liabilities
Commodity swaps	—	(1)	(1)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Cross-currency swaps	—	(7)	(7)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(7)	(7)	Current Other liabilities
Total liabilities	—	(109)	(109)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2019
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	13	13	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	15	15
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(40)	(40)	Noncurrent Other liabilities
Commodity swaps	—	(4)	(4)	Current Other liabilities
Commodity swaps	—	(3)	(3)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(1)	(1)	Current Other liabilities
Cross-currency swaps	—	(7)	(7)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(58)	(58)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2020
Equity investments without readily determinable fair values	171	—	—	—
Insurance contracts in nonqualified trusts	31	31	—	31
Long-term debt, including current installments of long-term debt	3,584	3,525	201	3,726
As of December 31, 2019
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	35	35	—	35
Long-term debt, including current installments of long-term debt	3,455	3,456	144	3,600
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
As of September 30, 2020, and December 31, 2019, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2020 are $95 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.

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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of September 30, 2020. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2020, the Company had unconditional purchase obligations of $2.5 billion, which extend through 2042.
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
European Commission Investigation
In May 2017, the Company learned that the European Commission had opened a competition law investigation involving certain subsidiaries of the Company with respect to certain past ethylene purchases. Based on information learned from the European Commission regarding its investigation, Celanese recorded a reserve of $89 million in 2019, which was included within the Company's Other Activities segment. On July 14, 2020, Celanese reached a final settlement with the European Commission in respect of this matter of $92 million, which was included in Current Other liabilities as of September 30, 2020.

17. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended September 30, 2020
Net sales	526	129	776	—	(20)	(1)	1,411
Other (charges) gains, net (Note 12)	(10)	—	1	(1)	—		(10)
Operating profit (loss)	84	30	121	(51)	—		184
Equity in net earnings (loss) of affiliates	21	—	2	2	—		25
Depreciation and amortization	34	9	41	5	—		89
Capital expenditures	21	10	37	8	—		76	(2)
	Three Months Ended September 30, 2019
Net sales	591	158	867	—	(30)	(1)	1,586
Other (charges) gains, net (Note 12)	(1)	(3)	—	(3)	—		(7)
Operating profit (loss)	111	34	180	(65)	—		260
Equity in net earnings (loss) of affiliates	41	—	1	3	—		45
Depreciation and amortization	33	14	43	4	—		94
Capital expenditures	23	9	47	8	—		87	(2)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes an increase in accrued capital expenditures of $4 million and $5 million for the three months ended September 30, 2020 and 2019, respectively.

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2020
Net sales	1,509	385	2,237	—	(67)	(1)	4,064
Other (charges) gains, net (Note 12)	(35)	(1)	6	(7)	—		(37)
Operating profit (loss)	173	88	377	(177)	—		461
Equity in net earnings (loss) of affiliates	100	—	3	10	—		113
Depreciation and amortization	100	26	122	13	—		261
Capital expenditures	73	26	118	25	—		242	(2)
	As of September 30, 2020
Goodwill and intangible assets, net	1,006	153	286	—	—		1,445
Total assets	4,069	944	3,755	1,001	—		9,769
	Nine Months Ended September 30, 2019
Net sales	1,847	488	2,621	—	(91)	(1)	4,865
Other (charges) gains, net (Note 12)	6	(87)	(1)	(19)	—		(101)
Operating profit (loss)	358	30	570	(192)	—		766
Equity in net earnings (loss) of affiliates	123	—	3	8	—		134
Depreciation and amortization	96	35	119	11	—		261
Capital expenditures	60	28	108	19	—		215	(2)
	As of December 31, 2019
Goodwill and intangible assets, net	999	153	234	—	—		1,386
Total assets	4,125	977	3,489	885	—		9,476
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $37 million and $11 million for the nine months ended September 30, 2020 and 2019, respectively.
18. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of September 30, 2020, the Company had $596 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $53 million of its remaining performance obligations as Net sales in 2020, $198 million in 2021, $139 million in 2022 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 7).
The Company does not have any material contract assets as of September 30, 2020.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In $ millions)
Engineered Materials
North America	147	195	420	571
Europe and Africa	222	251	665	822
Asia-Pacific	141	126	381	400
South America	16	19	43	54
Total	526	591	1,509	1,847

Acetate Tow
North America	24	30	72	97
Europe and Africa	64	63	203	193
Asia-Pacific	40	60	101	176
South America	1	5	9	22
Total	129	158	385	488

Acetyl Chain
North America	246	273	728	837
Europe and Africa	251	280	753	856
Asia-Pacific	243	264	640	772
South America	16	20	49	65
Total(1)	756	837	2,170	2,530
______________________________
(1)Excludes intersegment sales of $20 million and $30 million for the three months ended September 30, 2020 and 2019, respectively. Excludes intersegment sales of $67 million and $91 million for the nine months ended September 30, 2020 and 2019, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	209	268	544	816
Earnings (loss) from discontinued operations	(2)	(5)	(12)	(7)
Net earnings (loss)	207	263	532	809

Weighted average shares - basic	118,045,476	122,699,859	118,543,853	125,159,647
Incremental shares attributable to equity awards(1)	519,344	599,805	575,350	709,182
Weighted average shares - diluted	118,564,820	123,299,664	119,119,203	125,868,829
______________________________
(1)Excludes 492 and 0 equity award shares for the three months ended September 30, 2020 and 2019, respectively, as their effect would have been antidilutive. Excludes 8,127 and 0 equity award shares for the nine months ended September 30, 2020 and 2019, respectively, as their effect would have been antidilutive.
20. Subsequent Events
Sale of Polyplastics Co., Ltd. Joint Venture Equity Interest
On October 9, 2020, Celanese completed the previously announced sale of its 45% joint venture equity interest in Polyplastics Co., Ltd. ("Polyplastics"), to its joint venture partner Daicel Corporation ("Daicel"), for a purchase price of approximately $1.6 billion in cash. In connection with the transaction, the Company expects to record a gain on the sale of its equity interest in Polyplastics of $1.4 billion and income tax expense, net, of approximately $295 million during the fourth quarter of 2020. The gain on the sale of the Company's equity interest in Polyplastics will be included in its Engineered Materials segment.
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
COVID-19 Update
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, which originated in China and has spread throughout the world to substantially all locations where we have offices, production facilities, customers and suppliers, creating a dynamic and challenging situation worldwide. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health and safety measures.
Our employees' health and well-being continue to be of vital importance. For employees who are working in plants and who have returned to the office, we have implemented government recommended protocols and best practices related to social distancing and best hygiene practices, including the use of additional personal protective equipment and enhanced cleaning protocols, where appropriate. We have also restricted visitor access and non-essential business travel. We have a global crisis team in place monitoring the evolving situation and recommending risk mitigation actions, including workplace health and safety measures. We also have site activation teams at all locations to guide and implement our careful return-to-office efforts in accordance with government regulations and recommended protocols. Our presence in China provided us with an advance view of how COVID-19 scenarios can unfold as well as the importance of taking early action.
We operate within a geographically-balanced global footprint and have the ability to utilize different production and distribution strategies depending on the business and product to satisfy customer demands. We continue to pursue our existing operational strategy. Where we temporarily reduced run rates in prior quarters, our plants are now operating at more normalized levels, and we have been able to maintain a largely consistent supply chain. During the first half of 2020, the effects of COVID-19 and related actions to control its spread had a significant, negative impact on the operating results of our Engineered Materials and Acetyl Chain segments, as discussed in more detail in the individual reporting segment sections below. However, during the third quarter of 2020, consumer demand for certain applications has increased within many regions of the world, particularly in China, which has rebounded to pre-COVID-19 levels, and in the US. In Engineered Materials, demand has increased for consumer goods such as electronics and appliances, and applications including food and beverage, pharma and 5G infrastructure continue to be resilient. Demand for automobiles and medical applications remains at reduced levels with automotive beginning to show signs of recovery in the third quarter of 2020. In the Acetyl Chain, we benefit from a highly diversified set of end-uses with less exposure, relative to others in the industry, to end markets that have been most acutely impacted by COVID-19. However, the low acetic acid pricing, along with volatility with global oil markets, presented a deflationary environment for the Acetyl Chain business for the nine months ended September 30, 2020. That trend has begun to reverse as recent increases in raw material prices are expected to have a beneficial impact on pricing within the Acetyl Chain toward the end of 2020. Further, we see resiliency and even growth in some applications within all of our segments, including packaging, hygiene products, disinfectants, pharma, paints, bonding agents and cigarettes. We currently anticipate that customer demand and our results of operations should begin to normalize in 2021, absent a similar resurgence of COVID-19, as the economies in which we operate continue to recover.
We have taken, and will continue to take, actions to mitigate the impact of COVID-19 on our results of operations, financial condition and cash flow. We are managing inventory levels, reducing our manufacturing costs and optimizing our working capital. We have reduced discretionary spending such as travel and other corporate functional expenses. Although significant layoffs have not occurred within the Company during the three and nine months ended September 30, 2020, some positions have been eliminated under a global restructuring program implemented largely as a result of cost cutting initiatives due to the current global economic environment.
We are actively managing our business to maintain cash flow, and we believe that liquidity from (i) cash generated from operations; (ii) cash on hand; (iii) dividends from our portfolio of strategic investments; and (iv) cash available from our senior unsecured revolving credit facility and our accounts receivable securitization facility, will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future. We remain in compliance with the financial covenants under our senior unsecured revolving credit facility and expect to remain in compliance based on our current expectation of future results of operations.
To preserve our cash balances and maintain liquidity, we have reduced our capital expenditures forecast from $500 million to the range of $325 million to $350 million for the full year 2020, prioritizing those projects that continue to drive productivity for us in the near-term. We remain fully committed to our current cash dividend. During the three months ended September 30, 2020, we resumed share repurchases and expect to purchase approximately $400 million of additional shares during the fourth quarter of 2020 using our cash flow, including proceeds from the sale of our joint venture equity interest in Polyplastics Co., Ltd ("Polyplastics").
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
Risk Factors
See Part I - Item 1A. Risk Factors of our 2019 Form 10-K and subsequent periodic filings we make with the SEC for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:
•changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;
•the length and depth of product and industry business cycles particularly in the automotive, electrical, textiles, electronics and construction industries;
•changes in the price and availability of raw materials, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, wood pulp and fuel oil and the prices for electricity and other energy sources;
•the ability to pass increases in raw material prices on to customers or otherwise improve margins through price increases;
•the ability to maintain plant utilization rates and to implement planned capacity additions, expansions and maintenance;
•the ability to reduce or maintain current levels of production costs and to improve productivity by implementing technological improvements to existing plants;
•increased price competition and the introduction of competing products by other companies;

•the ability to identify desirable potential acquisition targets and to consummate acquisition or investment transactions, including obtaining regulatory approvals, consistent with our strategy;
•market acceptance of our technology;
•the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to us;
•changes in applicable tariffs, duties and trade agreements, tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations that may impact recorded or future tax impacts associated with the Tax Cuts and Jobs Act (the "TCJA");
•changes in the degree of intellectual property and other legal protection afforded to our products or technologies, or the theft of such intellectual property;
•compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, cyber security incidents, terrorism or political unrest, public health crises (including, but not limited to, the COVID-19 outbreak), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war or terrorist incidents or as a result of weather, natural disasters, or other crises including public health crises;
•potential liability for remedial actions and increased costs under existing or future environmental regulations, including those relating to climate change;
•potential liability resulting from pending or future claims or litigation, including investigations or enforcement actions, or from changes in the laws, regulations or policies of governments or other governmental activities, in the countries in which we operate;
•changes in currency exchange rates and interest rates;
•our level of indebtedness, which could diminish our ability to raise additional capital to fund operations or limit our ability to react to changes in the economy or the chemicals industry; and
•various other factors, both referenced and not referenced in this Quarterly Report.
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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,411	1,586	(175)	4,064	4,865	(801)
Gross profit	327	414	(87)	917	1,290	(373)
Selling, general and administrative ("SG&A") expenses	(106)	(120)	14	(345)	(358)	13
Other (charges) gains, net	(10)	(7)	(3)	(37)	(101)	64
Operating profit (loss)	184	260	(76)	461	766	(305)
Equity in net earnings (loss) of affiliates	25	45	(20)	113	134	(21)
Non-operating pension and other postretirement employee benefit (expense) income	28	17	11	83	51	32
Interest expense	(28)	(27)	(1)	(83)	(87)	4
Refinancing expense	—	—	—	—	(4)	4
Dividend income - equity investments	29	27	2	98	89	9
Earnings (loss) from continuing operations before tax	241	323	(82)	680	947	(267)
Earnings (loss) from continuing operations	211	270	(59)	550	820	(270)
Earnings (loss) from discontinued operations	(2)	(5)	3	(12)	(7)	(5)
Net earnings (loss)	209	265	(56)	538	813	(275)
Net earnings (loss) attributable to Celanese Corporation	207	263	(56)	532	809	(277)
Other Data
Depreciation and amortization	89	94	(5)	261	261	—
SG&A expenses as a percentage of Net sales	7.5%	7.6%		8.5%	7.4%
Operating margin(1)	13.0%	16.4%		11.3%	15.7%
Other (charges) gains, net
Restructuring	(9)	(6)	(3)	(17)	(20)	3
Asset impairments	(2)	—	(2)	(31)	(83)	52
Plant/office closures	1	(1)	2	6	(2)	8
Commercial disputes	—	—	—	6	4	2
European Commission investigation	—	—	—	(2)	—	(2)
Other	—	—	—	1	—	1
Total Other (charges) gains, net	(10)	(7)	(3)	(37)	(101)	64
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2020	As of December 31, 2019
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	615	463

Short-term borrowings and current installments of long-term debt - third party and affiliates	958	496
Long-term debt, net of unamortized deferred financing costs	3,140	3,409
Total debt	4,098	3,905
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(10)	(3)	2	—	(11)
Acetate Tow	(15)	(3)	—	—	(18)
Acetyl Chain	(1)	(11)	1	—	(11)
Total Company	(6)	(7)	1	1	(11)
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	(15)	(3)	—	—	(18)
Acetate Tow	(17)	(4)	—	—	(21)
Acetyl Chain	(6)	(9)	—	—	(15)
Total Company	(11)	(6)	—	1	(16)

Consolidated Results
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net sales decreased $175 million, or 11%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower volume across all of our segments, primarily driven by our Engineered Materials segment due to depressed global economic conditions as a result of the COVID-19 pandemic; and
•lower pricing across all of our segments, primarily driven by our Acetyl Chain segment due to the reduced global customer demand environment and an overall deflationary environment for raw materials as a result of the COVID-19 pandemic;
partially offset by:
•a favorable currency impact resulting from a stronger Euro relative to the US dollar.
Operating profit decreased $76 million, or 29%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower Net sales across all of our segments;
partially offset by:
•lower raw material costs within our Acetyl Chain and Engineered Materials segments;
•lower spending of $18 million in our Engineered Materials segment;
•lower costs of $10 million in our Acetate Tow segment; and
•lower incentive compensation cost and functional spending of $9 million within Other Activities.
Equity in net earnings (loss) of affiliates decreased $20 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•a decrease in equity investment in earnings of $10 million and $8 million from our Ibn Sina and Polyplastics strategic affiliates, respectively, primarily as a result of depressed global economic conditions.
Our effective income tax rate for the three months ended September 30, 2020 was 12% compared to 16% for the same period in 2019. The lower effective income tax rate for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to an income tax benefit of $16 million, related to the recognition of a net deferred tax asset, representing our excess tax basis in an equity affiliate, partially offset by an increase in the valuation allowance on US foreign tax credits. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net sales decreased $801 million, or 16%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower volume across all of our segments, primarily due to depressed global economic conditions and the reduced global customer demand environment as a result of the COVID-19 pandemic; and
•lower pricing across all of our segments, primarily driven by our Acetyl Chain segment due to the reduced global customer demand environment and an overall deflationary environment for raw materials as a result of the COVID-19 pandemic.

Operating profit decreased $305 million, or 40%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower Net sales across all of our segments; and
•higher plant turnaround and spending in our Acetyl Chain and Engineered Materials segments;
partially offset by:
•lower raw material costs within our Acetyl Chain and Engineered Materials segments;
•a favorable impact to Other (charges) gains, net. During the nine months ended September 30, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and
•lower energy costs across all of our segments.
Equity in net earnings (loss) of affiliates decreased $21 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•a decrease in equity investment in earnings of $8 million, $7 million and $5 million from our Ibn Sina, Korea Engineering Plastics Co., Ltd. and Polyplastics strategic affiliates, respectively, primarily as a result of depressed global economic conditions.
Our effective income tax rate for the nine months ended September 30, 2020 was 19% compared to 13% for the same period in 2019. The higher effective income tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to adjustments related to the impacts of certain uncertain tax positions due to available tax attribute carryforwards, the impact of functional currency differences in offshore jurisdictions and increases in the valuation allowance on US foreign tax credit carryforwards, partially offset by the income tax benefit recorded for an equity affiliate. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2020	2019			2020	2019
	(unaudited)
	(In $ millions, except percentages)
Net sales	526	591	(65)	(11.0)%	1,509	1,847	(338)	(18.3)%
Net Sales Variance
Volume	(10)%				(15)%
Price	(3)%				(3)%
Currency	2%				—%
Other	—%				—%
Other (charges) gains, net	(10)	(1)	(9)	(900.0)%	(35)	6	(41)	(683.3)%
Operating profit (loss)	84	111	(27)	(24.3)%	173	358	(185)	(51.7)%
Operating margin	16.0%	18.8%			11.5%	19.4%
Equity in net earnings (loss) of affiliates	21	41	(20)	(48.8)%	100	123	(23)	(18.7)%
Depreciation and amortization	34	33	1	3.0%	100	96	4	4.2%
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
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net sales decreased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower volume for most of our products driven by depressed global economic conditions as a result of the COVID-19 pandemic; and
•lower pricing for most of our products, primarily due to a continued reduction in customer demand, as well as customer and product mix;
partially offset by:
•a favorable currency impact resulting from a stronger Euro relative to the US dollar.
Operating profit decreased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower Net sales; and
•an unfavorable impact of $9 million to Other (charges) gains, net. During the three months ended September 30, 2020, we recorded $8 million in employee termination benefits, primarily related to business optimization projects in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;

partially offset by:
•lower spending of $18 million, primarily as a result of reduced plant production and inventory costs; and
•lower raw material costs for most of our products.
Equity in net earnings (loss) of affiliates decreased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•a decrease in equity investment in earnings of $10 million and $8 million from our Ibn Sina and Polyplastics strategic affiliates, respectively, primarily as a result of depressed global economic conditions.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net sales decreased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower volume for most of our products driven by depressed global economic conditions as a result of the COVID-19 pandemic; and
•lower pricing for most of our products, primarily due to a continued reduction in customer demand, as well as customer and product mix.
Operating profit decreased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower Net sales;
•an unfavorable impact of $41 million to Other (charges) gains, net. During the nine months ended September 30, 2020, we recorded a $26 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at our facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy. During the nine months ended September 30, 2019, we also recorded a $15 million gain related to a settlement of a commercial dispute from a previous acquisition, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and
•higher spending of $22 million, primarily as a result of plant turnaround activity and associated inventory costs, partially offset by reduced spending on lower plant production;
partially offset by:
•lower raw material costs for most of our products; and
•lower energy costs of $15 million, primarily related to favorable pricing.
Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•a decrease in equity investment in earnings of $8 million, $7 million and $5 million from our Ibn Sina, Korea Engineering Plastics Co., Ltd. and Polyplastics strategic affiliates, respectively, primarily as a result of depressed global economic conditions.

Acetate Tow

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2020	2019			2020	2019
	(unaudited)
	(In $ millions, except percentages)
Net sales	129	158	(29)	(18.4)%	385	488	(103)	(21.1)%
Net Sales Variance
Volume	(15)%				(17)%
Price	(3)%				(4)%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	—	(3)	3	100.0%	(1)	(87)	86	98.9%
Operating profit (loss)	30	34	(4)	(11.8)%	88	30	58	193.3%
Operating margin	23.3%	21.5%			22.9%	6.1%
Dividend income - equity investments	28	27	1	3.7%	97	88	9	10.2%
Depreciation and amortization	9	14	(5)	(35.7)%	26	35	(9)	(25.7)%
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
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net sales decreased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower acetate flake volume, primarily due to the expiration of an acetate flake contract;
•lower acetate tow volume, consistent with global demand reduction; and
•lower acetate tow pricing, primarily due to customer mix.
Operating profit decreased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower Net sales.
partially offset by:
•lower energy costs, accelerated depreciation and amortization expense and spending of $6 million, $5 million and $4 million, respectively, primarily related to the closure of our acetate flake manufacturing unit in Ocotlán, Mexico in the prior year.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net sales decreased for the nine months ended September 30, 2020 compared to the same period in 2019.
•lower acetate flake volume, primarily due to the expiration of an acetate flake contract;
•lower acetate tow volume, consistent with global demand reduction; and
•lower acetate tow pricing, primarily due to customer mix.

Operating profit increased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•a favorable impact of $86 million to Other (charges) gains, net. During the nine months ended September 30, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and
•lower energy costs, accelerated depreciation and amortization expense and spending of $20 million, $9 million and $8 million, respectively, primarily related to the closure of our acetate flake manufacturing unit in Ocotlán, Mexico in the prior year;
partially offset by:
•lower Net sales.
Dividend income from equity investments increased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•higher earnings from our acetate tow joint ventures related to the expiration of an acetate flake contract, which was assumed by Nantong Cellulose Fibers Co. Ltd.

Acetyl Chain

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2020	2019			2020	2019
	(unaudited)
	(In $ millions, except percentages)
Net sales	776	867	(91)	(10.5)%	2,237	2,621	(384)	(14.7)%
Net Sales Variance
Volume	(1)%				(6)%
Price	(11)%				(9)%
Currency	1%				—%
Other	—%				—%
Other (charges) gains, net	1	—	1	100.0%	6	(1)	7	700.0%
Operating profit (loss)	121	180	(59)	(32.8)%	377	570	(193)	(33.9)%
Operating margin	15.6%	20.8%			16.9%	21.7%
Depreciation and amortization	41	43	(2)	(4.7)%	122	119	3	2.5%
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
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net sales decreased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower pricing for most of our products, primarily due to the reduced global customer demand environment and an overall deflationary environment for raw materials as a result of the COVID-19 pandemic.
Operating profit decreased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower Net sales; and
•higher costs of $8 million, primarily related to our acquisition of Elotex;
partially offset by:
•lower raw material costs, primarily for methanol and ethylene; and
•a favorable impact of $4 million, primarily related to productivity initiatives.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net sales decreased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower pricing for most of our products, primarily due to the reduced global customer demand environment and an overall deflationary environment for raw materials as a result of the COVID-19 pandemic; and
•lower volume for most of our products primarily due to the reduced global customer demand environment as a result of the COVID-19 pandemic, partially offset by higher volume for redispersible powders due to our acquisition of Elotex.
Operating profit decreased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower Net sales;
•higher costs of $16 million, primarily related to our acquisition of Elotex; and
•higher plant turnaround costs of $14 million, primarily related to our joint venture, Fairway Methanol LLC ("Fairway").
partially offset by:
•lower raw material costs, primarily for methanol, ethylene and carbon monoxide; and
•lower energy costs of $18 million, primarily related to lower energy prices.

Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2020	2019			2020	2019
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(1)	(3)	2	66.7%	(7)	(19)	12	63.2%
Operating profit (loss)	(51)	(65)	14	21.5%	(177)	(192)	15	7.8%
Equity in net earnings (loss) of affiliates	2	3	(1)	(33.3)%	10	8	2	25.0%
Non-operating pension and other postretirement employee benefit (expense) income	28	17	11	64.7%	83	51	32	62.7%
Dividend income - equity investments	1	—	1	100.0%	1	1	—	—%
Depreciation and amortization	5	4	1	25.0%	13	11	2	18.2%
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
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Operating loss decreased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower incentive compensation cost and functional spending of $9 million; and
•a favorable impact of $2 million to Other (charges) gains, net, primarily due to lower employee termination benefits related to business optimization projects in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information.
Non-operating pension and other postretirement employee benefit income increased for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower interest cost and higher expected return on plan assets.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Operating loss decreased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•a favorable impact of $12 million to Other (charges) gains, net. During the nine months ended September 30, 2019, we recorded an $11 million loss related to a settlement by our captive insurer with a former third-party customer, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and
•lower incentive compensation cost and functional spending of $10 million;
partially offset by:
•an unfavorable impact of $7 million resulting from losses on foreign currency forwards and swaps.
Non-operating pension and other postretirement employee benefit income increased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•lower interest cost and higher expected return on plan assets.

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, available cash and cash equivalents and dividends from our portfolio of strategic investments. In addition, as of September 30, 2020, we have $791 million available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations.
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
On a stand-alone basis, Celanese and its immediate 100% owned subsidiary, Celanese US, have no independent external operations of their own. Accordingly, they generally depend on the cash flow of their subsidiaries and their ability to pay dividends and make other distributions to Celanese and Celanese US in order to meet their obligations, including their obligations under senior credit facilities and senior notes, and to pay dividends on our Common stock, par value $0.0001 per share ("Common Stock").
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
We remain in compliance with the financial covenants under our senior unsecured revolving credit facility and expect to remain in compliance based on our current expectation of future results of operations. If our actual future results of operations differ materially from these expectations, including if a material and prolonged economic downturn results in increased indebtedness or substantially lower EBITDA, we may be required to seek an amendment or waiver of such covenant which may increase our borrowing costs under those debt instruments.
Cash Flows
Cash and cash equivalents increased $152 million to $615 million as of September 30, 2020 compared to December 31, 2019. As of September 30, 2020, $540 million of the $615 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the US, to fund operations. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $59 million to $1.1 billion for the nine months ended September 30, 2020 compared to $1.1 billion for the same period in 2019. Net cash provided by operating activities for the nine months ended September 30, 2020 decreased, primarily due to:
•a decrease in net earnings;
largely offset by:
•favorable trade working capital of $172 million, primarily due to a decrease in trade receivables and inventory. Trade receivables decreased as a result of the decrease in Net sales during the nine months ended September 30, 2020. Inventory decreased as a result of lower costs for raw materials and reduced operational rates in the current year; and

•a decrease in incentive compensation payouts of $48 million.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $62 million to $387 million for the nine months ended September 30, 2020 compared to $325 million for the same period in 2019, primarily due to:
•an increase of $53 million in capital expenditures related to growth and productivity improvements in our Engineered Materials and Acetyl Chain segments.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $198 million to $538 million for the nine months ended September 30, 2020 compared to $736 million for the same period in 2019, primarily due to:
•lower share repurchases of our Common Stock of $491 million during the nine months ended September 30, 2020;
partially offset by:
•a decrease in net proceeds from long-term debt of $168 million, primarily due to the issuance of $500 million in principal amount of the 3.500% senior unsecured notes due May 8, 2024, partially offset by the redemption of the 3.250% senior unsecured notes, during the nine months ended September 30, 2019, which did not recur in the current year; and
•a decrease in net borrowings on short-term debt of $128 million, primarily as a result of higher borrowings under our revolving credit facility during the nine months ended September 30, 2019 related to the timing of share repurchases of our Common Stock.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2019 Form 10-K other than those disclosed above and in Note 8 - Debt in the accompanying unaudited interim consolidated financial statements.
Guarantor Financial Information
The Senior Notes were issued by Celanese US ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (collectively the "Obligor Group"). See Note 8 - Debt in the accompanying unaudited interim consolidated financial statements for further information. The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors represent substantially all of the Company's US assets and business operations. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.
The Parent Guarantor and the Subsidiary Guarantors have guaranteed the Senior Notes on a full and unconditional, joint and several, senior unsecured basis. The guarantees are subject to certain customary release provisions, including that a Subsidiary Guarantor will be released from its respective guarantee in specified circumstances, including (i) the sale or transfer of all of its assets or capital stock; (ii) its merger or consolidation with, or transfer of all or substantially all of its assets to, another person; or (iii) its ceasing to be a majority-owned subsidiary of the Issuer in connection with any sale of its capital stock or other transaction. Additionally, a Subsidiary Guarantor will be released from its guarantee of the Senior Notes at such time that it ceases to guarantee the Issuer's obligations under the Credit Agreement (subject to the satisfaction of customary document delivery requirements). The obligations of the Subsidiary Guarantors under their guarantees are limited as necessary to prevent such guarantees from constituting a fraudulent conveyance or fraudulent transfer under applicable law.
The Parent Guarantor and the Issuer are holding companies that conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. The principal source of cash to pay the Parent Guarantor's and the Issuer's obligations, including obligations under the Senior Notes and the guarantee of the Issuer's obligations under the Credit Agreement, is the cash that our subsidiaries generate from their operations. Each of the Subsidiary Guarantors and our non-guarantor subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of other debt instruments may limit our subsidiaries' ability to distribute cash to the Issuer and the Parent Guarantor. While the Credit Agreement and the Indentures generally limit the ability of our subsidiaries to restrict payment of dividends or other distributions to us, these limitations are subject to certain qualifications and exceptions, which may have the effect of significantly limiting the applicability of those restrictions.

For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. While the non-guarantor subsidiaries do not guarantee the Issuer's obligations under our outstanding debt, the transfer of cash under these activities facilitates the ability of the recipient to make specified third party payments for principal and interest on the Senior Notes, Credit Agreement, the Company's other outstanding debt, Common Stock dividends and Common Stock repurchases.
The summarized financial information of the Obligor Group is presented below on a combined basis after the elimination of: (i) intercompany transactions among such entities and (ii) equity in earnings from and investments in the non-guarantor subsidiaries. Transactions with, and amounts due to or from, non-guarantor subsidiaries and affiliates are separately disclosed.

Nine Months Ended September 30, 2020
(In $ millions)
(unaudited)
Net sales to third parties	906
Net sales to non-guarantor subsidiaries	622
Total net sales	1,528
Gross profit	224
Earnings (loss) from continuing operations	336
Net earnings (loss)	331
Net earnings (loss) attributable to the Obligor Group	331

	As of September 30, 2020	As of December 31, 2019
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	250	391
Other current assets	649	580
Total current assets	899	971
Goodwill	399	399
Other noncurrent assets	3,868	1,972
Total noncurrent assets	4,267	2,371
Current liabilities due to non-guarantor subsidiaries	1,089	468
Current liabilities due to affiliates	56	78
Other current liabilities	1,380	772
Total current liabilities	2,525	1,318
Noncurrent liabilities due to non-guarantor subsidiaries	1,592	316
Other noncurrent liabilities	3,355	3,814
Total noncurrent liabilities	4,947	4,130

Accounts Receivable Securitization Facility
On July 6, 2020, we entered into an amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under our US accounts receivable securitization facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables until July 2, 2021. Under the Amended Receivables Purchase Agreement, transfers of US accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the US accounts receivable to the SPE. We have no continuing involvement in the transferred US accounts receivable, other than collection and administrative responsibilities and, once sold, the US accounts receivable are no longer available to satisfy our creditors. On July 6, 2020, we sold $87 million of our US accounts receivable and repaid $87 million of borrowings from the US accounts receivable securitization facility. These sales were transacted at 100% of the face value of the relevant US accounts receivable. We de-recognized $337 million of accounts receivable under this agreement through September 30, 2020. Unsold US accounts receivable of $43 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2020.
European Factoring Agreement
We have a factoring agreement with a global financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $164 million and $257 million of accounts receivable through September 30, 2020 and December 31, 2019, respectively.
Share Capital
On July 15, 2020, our Board of Directors approved a $500 million increase in our Common Stock repurchase authorization. We also declared a quarterly cash dividend of $0.62 per share on our Common Stock on October 14, 2020, amounting to $73 million.
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
Sale of Polyplastics Co., Ltd. Joint Venture Equity Interest
On October 9, 2020, we completed the previously announced sale of our 45% joint venture equity interest in Polyplastics, to our joint venture partner, Daicel Corporation, for a purchase price of approximately $1.6 billion in cash. See Note 20 - Subsequent Events in the accompanying unaudited interim consolidated financial statements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2020, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and has reached substantially all locations where we and our customers and suppliers have offices and production facilities. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health and safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers. COVID-19 has significantly impacted our operations, and the extent to which COVID-19 will continue to impact our operations or those of our customers or suppliers will depend on future developments and numerous factors, which are highly uncertain and cannot be predicted with confidence, including the duration and geographic spread of the outbreak, additional or modified government actions, new information that may emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.
The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:
•the duration, scope, severity and geographic spread of the outbreak;
•governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including social distancing, work-at-home, stay-at-home and shelter-in-place orders and shutdowns, travel restrictions and quarantines;
•the effect of the outbreak on our customers, suppliers, supply chain and other business partners;
•our ability during the outbreak to provide our products and services, and protect the health and well-being of our employees;
•business disruptions caused by actual or potential plant, workplace and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory and product testing, experiments and operations, staffing shortages, travel limitations, employee health issues, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, manufacturing sites and other important agencies and contractors;

•the risk that we could be exposed to liability, negative publicity or reputational harm related to any incidents of actual or perceived transmission of COVID-19 among employees at our facilities;
•the ability of our customers to pay for our products and services during and following the outbreak;
•the impact of the outbreak on the financial markets and economic activity generally;
•our ability to access usual sources of liquidity on reasonable terms; and
•our ability to comply with the financial covenant in our Credit Agreement if a material and prolonged economic downturn results in increased indebtedness or substantially lower EBITDA.
The COVID-19 pandemic has significantly increased financial and economic volatility and uncertainty. The slowdown or downturn in the economy has had, and may continue to have, a negative impact on many of our customers, as well as the end customers of products for which our products serve as materials and inputs. Our operations and financial results could be materially adversely impacted to the extent that the decline in certain customer orders continues or is materially greater than we have experienced to date during the COVID-19 pandemic or that we expect, or our expenses increase due to the impact of the pandemic, including as a result of impacts on our labor costs or productivity, supply chain disruptions or future actions by governments or businesses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended September 30, 2020 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
July 1-31, 2020	—	$—	—	$1,563,000,000
August 1-31, 2020	481,961	$101.73	481,961	$1,514,000,000
September 1-30, 2020	578,929	$107.78	578,929	$1,452,000,000
Total	1,060,890		1,060,890
______________________________
(1)May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.
(2)As of September 30, 2020, our Board of Directors has authorized the repurchase of $5.9 billion of our Common Stock since February 2008.
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

10.1
Transaction Agreement, dated July 20, 2020, among Celanese Corporation, Celanese Sales Netherlands B.V., Daicel Corporation and Polyplastics Company Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 20, 2020).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.
*    Filed herewith.
(1)The Company and its subsidiaries have in the past issued, and may in the future issue from time to time, long-term debt. The Company may not file with the applicable report copies of the instruments defining the rights of holders of long-term debt to the extent that the aggregate principal amount of the debt instruments of any one series of such debt instruments for which the instruments have not been filed has not exceeded or will not exceed 10% of the assets of the Company at any pertinent time. The Company hereby agrees to furnish a copy of any such instrument(s) to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chairman of the Board of Directors,
Chief Executive Officer and President

	Date:	October 26, 2020

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	October 26, 2020